Form 10-K
period 2010-12-31
Sino Agro Food, Inc.
filed 2011-04-15
CIK 1488419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-54191

SINO AGRO FOOD, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1219070
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

Room 3711, China Shine Plaza
No. 9 Lin He Xi Road
Tianhe County
Guangzhou City
P.R.C. 510610
 (Address of principal executive offices)

Issuer’s telephone number: (860) 20 22057860

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Joseph M. Patricola, Esq.
The Courts of Red Bank
130 Maple Avenue, Suite 9B2
Red Bank, New Jersey 07701
Direct: (732) 618-2843
 Office: (732) 530-9007
Fax: (732) 530-9008
JoePatricola@SourlisLaw.com
www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

As of March 31, 2011, the aggregate market value of voting common equity held by non-affiliates was approximately $56,295,434 based on approximately 40,793,793 shares outstanding held by non-affiliates and a closing price of $1.38.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of April 15, 2011, there were 59,693,793 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

i

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

General:

Sino Agro Food, Inc., a Nevada corporation (hereinafter “Sino Agro,” “SIAF,” “the Company,” “we,” “us,” “our” or similar words), is an integrated developer, producer and distributor of organic food and agricultural products with its subsidiaries operating in the People’s Republic of China (the “PRC”). The Company is focused on developing, producing and distributing higher margin agricultural and aquaculture products to meet what it believes is the increasing demand from the growing middle class consumers of the PRC for gourmet and higher quality food items.

Summary Financial Information:

The table below summarizes:

•	The audited consolidated financial statements of Sino Agro Food, Inc. for the fiscal year ended December 31, 2010; and

•	The audited consolidated financial statements of Sino Agro Food, Inc. for the fiscal year ended December 31, 2009;

Balance Sheet Summary:

	At December 31, 2010	At December 31, 2009
	(Taken from the Audited Financial Statements*)	(Taken from the Audited Financial Statements*)
Balance Sheet
Cash and Cash Equivalents	$3,890,026	$2,360,587
Total Assets	$107,767,910	$84,062,408
Total Liabilities	$6,716,029	$12,128,560
Total Stockholders’ Equity	$101,051,881	$71,933,848

*	The auditors did not audit the contents of this table.

Statement of Operations Summary:

	For the Fiscal Year Ended December 31, 2010*	For the Fiscal Year Ended December 31, 2009
	(Taken from the Audited Financial Statements*)	(Taken from the Audited Financial Statements*)
Statement of Operations:
Revenue	$40,551,066	$21,725,839
Net Income	$12,697,080	$9,018,320
Earnings per share:
Basic	$0.16	$0.13
Diluted	$0.14	$0.13

*	The auditors did not audit the contents of this table.

PRINCIPAL EXECUTIVE OFFICES

The address for our principal executive offices and telephone number are:

Room 3711, China Shine Plaza
No. 9 Lin He Xi Road
Tianhe County
Guangzhou City
P.R.C. 510610
(860) 20 22057860

Overview:

Business History

Our Company was initially incorporated as Volcanic Gold, Inc. (“Volcanic Gold”) on October 1, 1974 under the laws of the State of Nevada. Prior to October 14, 2005, the Company operated as a mining and exploration company. Due to the fact that the Company was unable to generate sufficient cash flows from operations, obtain funding to sustain operations or reduce or stabilize expenses to the point where it could have realized a net positive cash flow, management and the board of directors determined that it was in the best interests of the stockholders to seek a strategic alternative so that the Company could continue to operate.

On August 24, 2007, we entered into a series of agreements to effect a “reverse merger transaction” via a share exchange with Capital Award, Inc. (“Capital Award”), a Belize Corporation incorporated on November 26, 2004. These documents included a Stock Purchase Agreement, pursuant to which Volcanic Gold issued 32,000,000 shares to stockholders of Capital Award in exchange for all of the shares of Capital Award. On August 24, 2007 the Company changed its name from Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc.

On September 5, 2007 we purchased 100% equity interest in Hang Yu Tai Investment Limited (“Hang Yu Tai”) that was incorporated in Macau on September 21, 2006 from two non-affiliated shareholders of Hang Yu Tai. Hang Yu Tai has a 78% equity interest in ZhongXingNongMu Co. Ltd. (“ZhongXing”) that was incorporated in China on March 1, 2006. The purchase price was $26,910,000, satisfied by: cash payment of $10,000,000 and the issuance of 7,000,000 shares of our common stock.

On September 5, 2007 we purchased 100% equity interest in Macau Eiji Company Limited, (“Macau Eiji”) that was incorporated in Macau on September 5, 2005 from non-affiliated shareholders of Macau Eiji. Macau Eiji has a 75% equity interest in Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd., which was incorporated in China on November 27, 2007. The purchase price was $6.75 million, satisfied by cash payment of $2,000,000 and the issuance of 2 million shares of our common stock valued at $3,878,739 of $1.939 per share.

On September 5, 2007 we purchased 100% equity interest in Tri-way Industries Limited (“Triway”) that was incorporated in Hong Kong on October 28, 2005. Triway controlled a 30% equity interest in TianQuan Science and Technology, Ltd. (“TianQuan Science”) that was incorporated in China on April 4, 1999. The purchase price was $3.25 million, satisfied by: cash payment of US $1,000,000 and the issuance of one million shares of our common stock. On October 9, 2007 the Company changed its name from A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc.

By an agreement dated October 29, 2008, Triway sold its 30% equity interest in TianQuan Science to an unrelated party for consideration of $4,500,000 that was satisfied by the payment of $4,500,000 on December 18, 2008 plus our share of TianQuan Science’s profits in 2008 which amounted to $1.25 million and was paid on November 15, 2008.

By an agreement dated November 12, 2008, Triway bought a patented “Intellectual Property” namely “Zhi Wu Jei Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China, (Livestock feed Manufacturing Technology), for the manufacturing of Livestock feed designed and applied for the consumption of beef cattle, cows, sheep and other animals from a non-affiliated owner of the Intellectual Property. As consideration for the transaction, we paid $8,000,000 that was satisfied by $4,500,000 that was paid on December 18, 2008. The remaining balance of $3,500,000 is to be paid by cash or the issuance of our shares in three installments. The first installment of $1,000,000 was due on December 31, 2009. A second installment was due December 31, 2010 for $1,000,000 and a third and final installment is due December 31, 2012 for $1,500,000. If the payment is made in our shares, the price per share will be valued at a three months weighted average as quoted on the OTC Pink Markets prior to the date of settlement. Currently, the entire $8,000,000 has been paid as follows:

Date	Description of settlements	DR. US $	CR. US $	Balance Due US $
11/30/2008	Part Payment made for the acquisition	4,422,736.00		3,577,264.00
As of 12/31/2009	Due to the seller			3,577,264.00
07/30/2010	Payments effected by issuance of 975,000 shares @ 0.75 each to a third party	Adjustment of 1,734.00 731,250.00		2,844,280.00
08/31/2010	Payments effected by issuance of 1,625,000 shares @ 0.75 each to a third party	1,218,750.00		1,625,530.00
09/30/2010	Payments effected by issuance of 1,380,000 shares @ 0.75 each to a third party	1,035,000.00		590,530.00
12/31/2010	Payments effected by issuance of 790,855 shares @ 0.75 each to a third party	590,530.00		0

The total settlement debt of US $3,573,530.00 was credited into common stock capital of US $4,771.00 at par of US $0.001 each and additional capital for amount of US $3,910,665.00 respectively and there was a loss of $73,950 being recorded on the transaction calculated between the fair value of the shares at respective issuance date and their respective consideration received.

On December 28, 2008, the Company, through its then subsidiary Pretty Mountain Holdings Limited (“Pretty Mountain”), a company incorporated in Hong Kong, the Special Administrative Region of the PRC, entered into a sino-foreign joint venture agreement with the following parties for the setting up of a sino-foreign joint venture company to be named as Qinghai Sanjiang A Power Agriculture Co. Ltd. (translation in English) (“Sanjiang A Power”) in the PRC, to manufacture bio-organic fertilizer, livestock feed and to develop other agriculture projects in the County of Huangyuan, in the vicinity of the City of Xining, Qinghai Province :

•	Qinghai Province Sanjiang Group Company Limited (English translation) (“Qinghai Sanjiang”), a PRC government owned company with major business activities in the agriculture industry; and

•	Guangzhou City Garwor Company Limited (English translation) (“Garwor”), a private limited company incorporated in the PRC, specializing in sales and marketing.

Upon completion of this exercise and the subsequent reorganization, Pretty Mountain Holdings, Inc. was dissolved on January 28, 2011.

In September, 2009, SIAF carried out an internal re-organization of its corporate structure and businesses, and on September 28, 2009, SIAF’s subsidiary A Power Agro Agriculture Development (Macau) Limited (“APWAM”) acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power by way of an assignment (“Assignment”). Application was subsequently made by the Company to the Companies Registry of Hong Kong for deregistration of Pretty Mountains under Section 291AA of the Companies Ordinance. By virtue of the Assignment, APWAM assumed all obligations and liabilities of Pretty Mountains under the SFJVA. APWAM is a 100% owned subsidiary incorporated in the Special Administrative Region of Macau, the PRC. 10% of the equity interest in APWAM has been registered in the name of one Mr. HUNG Moon Cheung in compliance with the requirements of the laws of Macau on ownership of a company incorporated in Macau by non citizens of Macau, and the same is being held by the said Mr. HUNG in trust for and, for the benefit of, Sino Agro Food Inc. pursuant to a Deed of Trust duly executed by the said Mr. HUNG on December 20, 2007 in favor of Sino Agro Food, Inc.

In January 2010, Pan Shi Fang and Deng Jie Min (“Chinese Businessmen”) and Capital Award have entered into a Consulting Service Agreement (“the Consulting Service Agreement”), wherein Capital Award would supply the equipment and provide consulting services for the installation and construction of the fish farm and the related supporting services in Enping City, Guangdong Province of the People’s Republic of China. It was a term of the Consulting Service Agreement that the parties thereto would form a sino foreign joint venture company (SFJVC) to own and operate the fish farm, and that Capital Award would have the right to nominate its associate company or a company within its group of companies to substitute Capital Award as a party to the SFJVC. Upon the nomination of Capital Award, Tri-Way entered into a joint venture agreement with the Chinese Businessmen to incorporate the SFJVC to be named as Enping City Bi Tao A Power Fishery Development Co., Ltd. to own and operate the fish farm. On February 28, 2011, the Company applied to form Enping City Bi Tao A Power Fishery Development Co. Limited (EBAPFD), of which the Company would own a 25% equity interest. The approvals of the formation of EBAPFD by the relevant authorities of the PRC Government are pending.

In February 2011, we as Vendor sold our 78% interest in ZhongXing to Ximin SUN (“Purchaser”) on the following terms:

1.
Total purchase price was RMB204,600,000.00 (equivalent to US $31,000,000.00) which is equivalent to 78% of the net assets of ZhongXing plus a surplus sum of US $4,937,000.00 as reflected in the ZhongXing’s Management Accounts upon the terms hereinafter provided

2.
A deposit of RMB5,011,000.00 (equivalent to US $759,242.50) was paid by the Purchaser upon execution of this Agreement to the Vendor by way of deposit and part payment towards the purchase price for the Vendor’s Shares

3.	Payment of the Balance of the Purchase Price

3.1
The balance of the Purchase Price amounting to RMB199,589,000.00 (equivalent to US $30,240,758.00) only (hereinafter called "the Balance Purchase Price”) shall be paid by the Purchaser in the manner set forth hereunder:-

(a)
A sum of RMB25,055,000.00 (equivalent to US $3,796,212.50) (hereinafter called “the Further Payment”) in cash shall be paid by the Purchaser to the Vendor by way of 5 equal instalments of RMB5,011,000.00 (equivalent to US $759,242.50) each, on or before the following dates :-

(1)	April 30, 2011 ;

(2)	June 30, 2011 ;

(3)	August 31, 2011 ;

(4)	October 31, 2011; and

(5)	December 31, 2011.

(b)
The remainder of the Balance Purchase Price in the amount of RMB174,534,000.00 (equivalent to US $26,444,545.00) (hereinafter referred to as “the Final Payment”) shall be settled by the Purchaser by way of cash contribution towards part payment of the Land Price.

3.2
The parties hereto hereby acknowledge that despite the fact the respective relevant land authorities of the said Lands (hereinafter collectively referred to as “the said Land Authorities”) have verbally agreed to contribute a combined amount of RMB36,974,996.00 towards the payment of the Land Price, either by way of a grant, discount or otherwise (hereinafter called “the said Rebate”), it shall not be deemed a discharge of the Purchaser’s obligation herein towards payment of the Purchase Price or any part thereof.

3.3	The Purchaser hereby further acknowledges and covenants that the Purchaser shall procure:-

(a)	the said Rebate of the said Land Authorities ; and

(b)	the approval by the said Land Authorities of the transfer of the said Land Use Rights of the said Lands to the Vendor and/or the Vendor’s Associated Companies.

4.	Completion

4.1
The Completion of this Agreement shall take place upon approval of the granting of the said Land Use Rights of the said Lands by the said Land Authorities to the Vendor being obtained (hereinafter referred to as “the Completion Date”), whereupon the Purchaser shall be entitled to all rights thereafter attaching to the Vendor’s Shares or accruing thereon including without limitation, all bonuses, rights, dividends and other distributions declared, paid or made thereof thereafter free from all liens, assignments, pledges, charges and other encumbrances whatsoever Provided that the Purchaser shall have paid the Purchase Price in full in accordance with the terms as prescribed herein.

4.2
Notwithstanding anything to the contrary herein, the Vendor shall have the right to claim against the Purchaser for the Balance Purchase Price or any part thereof remaining unpaid by the Purchaser pursuant to the terms and conditions set forth in Clause 3.1 hereof.

5.
Debts and Liabilities. Upon the completion of this Agreement, the Vendor shall not be liable for any indebtedness incurred by ZhongXing as from January 1, 2011, and the Purchaser shall indemnify the Vendor and shall keep the Vendor indemnified against any loss claim or liability resulting therefrom.

Our Current Business and Corporate Structure:

Our executive offices in the PRC is located at Room 3711, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, the People’s Republic of China 510610, Tel: (86) 20 22057860, 22057870., Fax: (86) 20 22057863, 22057873. We maintain a website at www.sinoagrofood.com. The contents of our website are not incorporated by reference herein.

*
On February 11, 2011, the Company through Capital Award entered into an agreement to form Enping City Bi Tao A Power Prawn Culture Development Co. Limited of which the Company would own a 25% equity interest. The approvals of the formation of BT A Power Prawn by the relevant authorities of the PRC Government are in process.

**
As at February 28, 2011, the application to incorporate BT A Power is still pending approvals of the relevant authorities of the PRC Government, and we anticipate such approvals will be granted on or before May 31, 2011.

[1]	Sold in February 2011

Revenues and Income Generating Businesses:

We conduct our operations through five primary subsidiaries, as set forth below:

1.	Capital Award Inc., a private limited company incorporated in Belize, engaged in modern fishery project management and consultancy services;

2.
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd., through Macau Eiji Company Limited, a 100% owned Macau subsidiary, we own 75% of Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd., a sino-foreign joint venture company incorporated in the PRC, engaged in farming of Hylocereus Undatus, commonly known as Bean Capers or Pitaya, at Juntang Town, in the vicinity of the City of Enping, Guangdong Province of the PRC ;

3.
ZhongXingNongMu Co. Ltd., through Hang Yu Tai Investment Limited, a 100% owned Macau subsidiary, we own 78% of ZhongXingNongMu Co. Ltd., a private limited company incorporated in the PRC, engaged in modern dairy cows and cattle farming in the Fengning County, Province of Hebei of the PRC [Sold in February 2011]; and

4.
Qinghai Sanjiang A Power Agriculture Co. Ltd., through A Power Agro Agriculture Development (Macau) Limited, a 100% owned Macau subsidiary, we own 45% of Qinghai Sanjiang A Power Agriculture Co. Limited, a sino-foreign joint venture company incorporated in the PRC, engaged in manufacturing of bio-organic fertilizer, livestock feed, cash crops farming and beef cattle rearing and fattening in the County of Huangyuan, in the vicinity of the City of Xining, Qinghai Province of the PRC.

5.
Tri-Way Industries Ltd, which has the right initially by cash contribution to own 25% of the SFJVC, to be named Enping City Bi Tao A Power Fishery Development Co., Ltd., in Enping City, Guangdong Province of the People’s Republic of China to own and operate the fish farm in Enping City. The application to incorporate the SFJVC is pending approvals of the relevant authorities of the PRC Government, and we anticipate such approvals will be granted on or before May 31, 2011. Capital Award is the consultant on this fish farm project.

Company	Shareholding by the group	Immediate subsidiary	Equity Ownership	Revenues generating activities
Sino Agro Food, Inc.	The Ultimate Holding Company			Service fees will be charged to its operational subsidiaries in China starting in its fiscal year ending June 30, 2011.

Capital Award Inc.	100%			Fishery development including consulting service fees, technology fees, supply of plants and equipment and other related services and management fees, since 2004

Macau Eiji Company Limited	100%	Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd.	75%	Growing and processing of HU Plants including sales of fresh and dried HU flowers and value added processed HU Flowers. Revenues generated since 2008.

Hang Yu Tai Investment Limited	100%	ZhongXingNongMu Co. Ltd. [Sold in February 2011]	78%	Dairy Farm operation, including sales of fresh liquid milk, dairy products, fertilizer, livestock feed and cattle since 2006. Revenues generated since 2006.

A Power Agro Agriculture Development (Macau) Limited	100%	Qinghai Sanjiang A Power Agriculture Co. Ltd (China). (Operational company)	45%
Manufacturing and beef cattle farming, including the sales of bio-organic fertilizer, livestock feed and beef cattle. It is anticipated that revenue and sales will be generated starting from this fiscal year ending June 30, 2011.

Tri-way Industries Limited	100%	A newly formed Sino-Foreign Joint Venture Company at Enping County, Guangdong	From 20% (as provided in the joint venture agreement)	Fish Farm operation including the sales of farmed fish and it is anticipated that revenues will be generated from July 2011.

Subsidiary I.

Capital Award Inc.:

Capital Award Inc. (“Capital Award”) is currently engaged in modern fishery project management and consultancy services. We provide consulting and management services to fish farms that are adopting the “A Power Technology”.

The A-Power Technology

A-Power Technology (“APT”) is an engineered, self-contained water treatment and re-circulating aquaculture system (“RAS”) for the growing of aquatic animals on a commercial scale. It mainly consists of the A-Power Grow Out Basin and the A-Power Treatment Stack equipment and operating techniques and procedures which Capital Award has established as essential or desirable for the establishment development and operation of the A-Power aquaculture system. In an APT designed fish growing system, fish produced are free from diseases commonly associated with other outdoor aquaculture methods. The system is fully integrated, automated and climate-controlled. With strict water quality management, APT fish growing system creates a stress-free environment for the fish. These ideal growing conditions enable improved productivity, mortality rates of less than 8% and feed-to-fish conversion ratio of 1:1 for pallet feed and 2:1 for non pallet feed. The system is housed on land in an enclosed environment under fully controlled conditions, and by avoiding contact with any outdoor contamination and using treated water, APT RAS produces healthy farmed fish guaranteed free of antibiotics and other pollutants.

It is an environmentally friendly system that recycles all water used in the farm. It enables the production and supply of fish in the vicinity of urban area all year round consistently. The RAS has been commercially applied in Europe and Australia for the past 30 years and APT has been commercially developed and used in Australia since 1998. However the RAS and APT are relatively new to the Asian countries including China.

APT is not a patented technology as it was developed upon the platform and principles of the RAS, but many component parts of the APT fish farms or the improved version thereof were designed and/or developed by Capital Award, such as:

•	solid waste filter and separator;

•	micro-bio filter for the treatment of soluble wastes;

•	oxygen injector; steam generated heating compartment (optional, depending on the species of fish to be grown);

•	ultra violet light disinfection chamber;

•	air blower configuration;

•	designs of the grow-out tanks;

•	designs of the quarantine station;

•	designs of the nursery station;

•	designs of the farm’s fish storage tanks; and

•	designs of stock feed processing lay-out plans.

APT is a unique system as it is coupled with the farm operation and management systems and supporting services developed by Capital Award, which include:

•
systems for rotational stocking of fish and rotational harvesting of fish, designed to stock the growing fish tanks with certain variety of fish of certain sizes and age group at pre-determined intervals, to provide constant production of multiple varieties all year round or as and when the markets require;

•	quality control systems to keep the quality of the water and production in check;

•	diseases control and prevention system to enhance better production cycles of the farms;

•	maintenance programs to ensure the smooth running of the farms’ equipment; and

•	training programs for the workers on standard operating procedures.

A standard A-Power Module has a surface area of 70 square meters and contains approximately 145 cubic meters of water.

The APT system is designed to attain economic efficiencies in the areas of reduced energy requirement, water usage, labor cost, low fish mortality rates and good feed-to-fish conversion rate, as compared to the conventional methods of fish farming.

Items of comparison	APT farms	Conventional farms
Surface area measured for productivity	25 tons per year per 72 mІ	0.5 tons per year per 660mІ

Water capacity measured for productivity	25 tons per year per 100 mі	0.5 tons per year per 1320mі

Labor content	One worker per 50 tons per year	One worker per 6 tons per year

Water usage	Minimal	100% Changed every year

Energy requirement	2.5% cost of production	No specified records

Quality standard	Can be organic or non-organic. Guaranteed free from chemical and pollution of export standard	No consistency Not of export quality

Harvesting	All year round	Once or twice annually

Subjecting to seasonal variation	No	Yes

Subjecting to external predators and diseases	No	Yes

Usage of antibiotics and chemicals	No	Yes

Environmentally friendly	Yes	No

Live span of major plants & equipment	25 years or more	Two years

Average Gross profit	minimum 60% of sales value, depending on the species of fish grown	No accurate calculation

Averaged mortality rate for the Grow-out	8% or less	Above 25%

Average of feed to fish conversion rate	2 to 1	4.5 to 1

Fish Farm Development

On January 15, 2010, we executed a service and consulting contract with a group of Chinese businessmen (Chinese Businessmen), wherein Capital Award would supply the equipment and provide consulting services for the installation and construction of the fish farm and the related supporting services in Enping City, Guangdong Province of the People’s Republic of China. It was a term of the Consulting Service Agreement that the parties thereto would form a sino foreign joint venture company (SFJVC) for the operation and management of the fish farm, and that Capital Award would have the right to nominate its associate company or a company within its group of companies to substitute Capital Award as a party to the SFJVC. Upon the nomination of Capital Award, Tri-Way entered into a joint venture agreement with the Chinese Businessmen to incorporate SFJVC to be named as Enping City Bi Tao A Power Fishery Development Co., Ltd. to own and operate the fish farm in accordance with the terms and conditions as prescribed therein.

The farm in Enping is being designed to have a production capacity of 500 metric tons of fish per year. We shall provide services amounting to about $3.5 million, includes the APT sub-license fees of $400,000, supply part of the plant and equipment up to $2,500,000, supervision and consultancy in the building of the farm structure, the grow out tanks and related installation, training of workers and other associated professional services amounting to $600,000. The Chinese businessmen are funding this capital development amount. The species of fish intended to be grown in the Farm will be the “Sleepy Cod”, which we believe is a Chinese species in demand in the local market. It commands average wholesale price of US $27.00 (live fish) and US $23.00 (live fish) per kilogram (recorded on June 21, 2010 and December 31, 2010 respectively).

The current progress report on the fish farm development as at December 31, 2010 is as follows:

•	All land clearing, leveling and fencing at the development site have been completed.

•	All soil testing, water quality testing and water in flow rate testing have been done.

•	Majority of the plants and equipment have been delivered.

•	Construction of the farm buildings has been in progress and within schedule (subsequently the construction of the fish farm was completed on November 26, 2010).

•
Construction of all 16 fish tanks were constructed, fully installed and fitted on December 5, 2010, and since the end of December 2010, the farm underwent a nurturing period to nurture and to grow filtration bacteria needed in the tanks for consumption of bio-mass, and as such we expect that the tanks will be ready for stocking up fingerling to grow-out into marketable size fish on or before the mid-February 2011. We target the first sale of fish to start by July 2011.

•
Contracts on the provision of related services and consultancies needed for the operation of the farm have been organized By December 26, 2010, a new management team for the operation of the farm has been recruited consisting at present of 10 personnel including the farm manager, supervisors, skilled and non-skilled workers.

•
300,000 fingerlings have been ordered for delivery from September 2010 through November 2010. On our last inspection at the supplier’s farm on August 18 2010, the fingerlings were at an average size of 60 mm and growing healthily. In anticipation of a possible colder early winter, we subsequently at the end of November 2010 helped our supplier to install heating systems to cover their outdoor farms where our fingerling were being kept to ensure that our fingerlings would not suffer from any adverse effect arising from severe winter weather. The aforesaid measure was effective and timely as the Southern China is experiencing one of its coldest winter in the early weeks of January 2011,

As of December 31, 2010 the Chinese Businessmen have funded just under US $3.9 Million for the development of the Fishery covering the followings:

•	Standby diesel powered generator capable of providing electricity during outages;

•	All underground and surface drainage, water works and electrical connections;

•	Heating provided by boiler driven heat exchangers capable of heating each tanks water 6°C in 30 minutes

•	Dry storage of approximately 9,000 m²;

•	Guard house, office and staff quarters to handle up to 15 personnel;

•
Farm building measuring over 4,000 m² housing16 grow-out tanks each with the capacity to hold up to 120,000 liter of water with built-in solid waste and soluble waste filters, ultraviolet and O³ disinfectors, and aerators that will have the capacity to grow-out an average of 25 tons of fish per tank per year;

•	A nursery facility that has the capacity to grow-out 2 million fingerlings per year from 25mm per piece to 100mm per piece;

•	Freezing and cool room facilities;

•	Feed processing facilities and feed preparation rooms;

•	Landscaping areas covering more than 15,000 m² and all boundary fences of the complex; and

•	External water holding tanks with total holding capacity of more than 3 million liters of water at any given time, supplied by 4 underground bores of various depth measuring from 80m to 150m.

At January 31, 2011, all developments mentioned above were completed and the fish farm is in operation.

Subsequently the Chinese Businessmen will need to provide a further sum estimated up to US $1.3 million as working capital to cover the followings within and up to the next 8 months before incomes will be generated from the sales of fish:

•
Up to a period of 2 months for trials and testing of plants and equipment and water, nurturing of bacteria, trial growing and recording of sample species of fish to be grown in the farm, etc.; (This was completed as at February 28, 2011)

•	Training of staffs and workers; (It was completed by February 28, 2011)

•	Purchases of operational, feed preparation and office plants and equipment and laboratory instruments, etc. (Completed by February 28, 2011)

•	Up to 8 months of daily administration and operation expenses; (6 more months to completion)

•	Stocking of spare parts and components and feed staffs etc.; (On -going events) and

•
Gradually and rotationally stocking of fingerlings in the farm from February to March 2011 in order to achieve the targeted sales of grown fish from July 2011 onwards. (25,000 Sleepy cod fingerlings and 50,000 prawn fingerlings were stocked on February 15, 2011, and the next batch consisting of 250,000 sleepy cod fingerlings will be stocked on March 15, 2011)

Supplies of Fingerling Stocks and Feed Stocks to the proposed fish farm

Presently fingerling stocks of Sleepy Cod are readily available in the PRC, but they are not disease free (DF) fingerlings. However, a nursery, quarantine station and laboratory will be developed in the fish farm in Enping. Capital Award will provide the training of and education for, the staff of the farm on the development of DF fingerlings so that the Sleepy Cods fingerlings will be DF certified before being released into the grow-out tanks for their grow-out. A farm of an annual capacity of 500 tons when fully developed will require over one million pieces of fingerlings per year within one full year of operation. As described above, we have already started ordering the fingerlings.

“Blue bait,” which is an ocean captured small bait fish available in the PRC, will be used as the core raw materials as feed for Sleepy Cod. The workers at the farm will be trained by Capital Award’s personnel on the preparation and formulation of the fish feed.

Sales of Fish

Sleepy Cods, especially being supplied live, have good niche markets in the local Chinese markets as well in the Asian markets. As such, Capital Award aims at selling mainly live fish and it anticipates that local wholesalers and distributors will pick up their purchase orders directly at the farm gate without the farm having to be concerned itself with the issues of delivery and logistic. All fish produced from the farm will have uniform quality standard, i.e. they will be free of any chemical and other pollutants and will be marketed and promoted accordingly.

Enping City Bi Tao A Power Prawn Culture Development Co., Ltd

On February 11, 2011, Wei Da Xing and Capital Award Inc entered into a joint venture agreement, in accordance with the laws of Sino Foreign Joint Venture Enterprises of the People’s Republic of China and other relevant regulations to incorporate a sino foreign joint venture company at No. 1-5, 1st Floor, Jiangzhou Shui Zha Office Building, No 19, Jiang Jun road Jiangzhou, Juntang Town, Enping City, Guangdong Province of the People’s Republic of China, to be tentatively named as Enping City Bi Tao A Power Prawn Culture Development Co., Ltd (“SFJVC”).

The Parties' purpose in establishing the SFJVC is to develop a prawn farm, that will produce high standard of quality fresh prawns and products that will have the competitive edge to develop sustained markets internationally, through the application of modern aquaculture technology and related management systems to gain economic benefit to the Parties as well as to generate social benefits to the communities as a whole.

The production capacity will be 2,000 tons of quality fish and prawns per year.

•
It is estimated that the construction of the Prawn farm will be completed within a period of 6 months counting from date of the Agreement; subsequently business operation of the Prawn farm will be commence, such that the targeted production of operational year (1) is for 250 tons of prawn.

•
From the second year of operation to the fifth year of operation, the production will be increased gradually to its final annual productivity of 2,000 tons per year, including the development of more than 3 species of fish and prawns.

The tenure of the SFJVC shall be for a period of 50 years. The SFJVC’s Board of Directors may decide to extend the tenure of the SFJVC by applying to the China Business Registration Department (or its related authorized approving authority) within 6 months from day of expiry thereof.

The total investment capital of the SFJVC shall be US $5 million to be invested over a period of 5 years, whereas the Registered Capital of the SFJVC shall be US $100,000 for the first year and be increased gradually to US $5 million by the fifth year subject to the decision made by the Board of Directors of the SFJVC at the time.

The parties’ respectively capital contribution in the 5 years are as follows:

•	First Year: Wei Ds Xing shall contribute US $80,000 in cash, whereas Capital Award shall contribute US $20,000 in cash.

•
From the second year onward, Capital Award shall have the option to increase its share of equity interest in the SFJVC, and the parties will contribute their share of equity stake (or to increase part of the SFJVC’s registered capital by means of converting the SFJVC’s assets) in accordance with the guidelines as shown in the Table below:

First Year

Parties	Change of equity interest up to	Assets that may be converted	Maximum % that will be converted
Wei Ds Xing	75%	Cash	10%
		Plants and equipment	25%
		Properties	25%
		Land Use Right	10%
		Others	5%
		Total contribution of Wei Ds Xing	75%
Capital Award	25%	Cash	25%

Second Year Onward

Parties	Change of equity interest up to	Assets that may be converted	Maximum % that will be converted
Wei Ds Xing	25%	Cash	2.5%
		Plants and equipment	6.25%
		Properties	6.25%
		Land Use Right	2.5%
		Others	1.25
		Total contribution of Wei Ds Xing	25%
Capital Award	75%	Cash	75%

Schedule of Payment by the Parties of the Registered Capital: In the first year, the Parties hereto shall pay for the US $100,000 Registered Capital of the SFJVC in accordance with their respective share of equity interest in the SFJVC within 6 months from date of issuance of the business license of the SFJVC. From the second year onward, the Parties shall pay their respective share of contribution of the Registered capital in the manner as mentioned above and in accordance with the time schedule as set forth by the Board of Directors of the SFJVC as and when it shall be necessary.

If either of the Parties hereto shall decide to sell all or part of its equity in the SFJVC to any third party, the selling party hereto shall obtain the prior consent of the other party hereto before such sale, and shall grant the first right of refusal to the other party hereto on the like terms for the intended sale.

The responsibilities of Wei Ds Xing:

1.	To pay its share of the Registered Capital on a timely manner.

2.	To apply to relevant Chinese Authorities in order to obtain the official approval, registration and business license for the incorporation of the SFJVC.

3.	To apply to the Land Authorities of China to obtain official approval of the Land Use Right of the project land.

4.
To introduce and to organize all local sub-contractors and contractors to carry out construction work relating to the scopes of civil engineering, designs, building and all other related matters for the SFJVC for the purpose of developing the fish farm.

5.	To introduce to and to organize all local suppliers and manufacturers for the SFJVC such that the SFJVC will be able to obtain supplies and manufacturing of plants and equipment for the fish farm.

6.
To apply to the customs authorities and to obtain import clearance for all imported plants and equipment of the fish farm and to arrange local transportation for the delivery of the imported plants and equipment to the project site.

7.
To introduce to and to organize all local contractors and sub-contractors for the SFJVC such that the SFJVC will be able to construct and to connect all basic infrastructure and utility services needed at the project site of the fish farm.

8.	To assist the SFJVC in recruiting Chinese management personnel, technical personnel, workers and other workers needed for its fish farm.

9.	To assist foreign workers and staffs of the SFJVC in their applications for entry visas, work permits and other associated local traveling arrangements.

10.	To co-ordinate other general necessities requested by the SFJVC from time to time during the development period of the SFJVC.

The responsibilities of Capital Award

1.	To pay its share of the Registered Capital on a timely manner.

2.	To organize and to arrange supplies, purchases, delivery and related matters of all imported plants and equipment needed by the Fish Farm.

3.	To organize and to arrange all transportation and related logistics needed for the importation of imported plants and equipment for delivery to the appropriate sea port in China.

4.	To provide qualified technical supervisors, personnel and inspectors for the installation and commissioning of all plants and equipment of the fish farm.

5.	To provide training to the personnel and workers needed for the operation of the fish Farm.

6.	Capital Award shall ensure that the performance of the Fish Farm (including but not limiting to the productivity and durability of the Fish Farm) will be reached within the targeted schedule.

7.	To assist the SFJVC in other matters related to the Fish Farm Development works as and when requested by the SFJVC.

Consulting Agreement

An AP Technology Consulting Services Agreement between Capital Award and a Group of China Parties represented by Mr. Wei Da Xing (“Employer”) was executed on February 11, 2011.under which the parties agreed to build and develop a prawn farm at a site in Enping District, Guangdong Province within close proximity to the HangSingTai HU Plantation, Enping using the AP Technology and System, with the exact location to be determined after results of testing of inflow water quality and quantity and soil that will be carried out on the various blocks of land in the Enping District.

The Parties agreed to apply to the China Authorities to form a Sino Foreign Joint Venture Company (herein after called “SFJVC”) to develop the Project, and prior to the official approval of the SFJVC, the Employer shall be responsible to provide funding for the development needs of the Project, and such, upon the official establishment of the SFJVC, the Parties agree to transfer this Agreement to the SFJVC, and the SFJVC will be responsible to fund the required development capital needs of the Project. The Parties further agreed that after the official formation of the SFJVC, the SFJVC will reimburse the Employer for amounts paid by Employer on the Project prior to its official formation. Capital Award shall provide technical service to the Employer prior to the official formation of SFJVC for the development of the Project.

Future Sale of Fishery Plant and Equipment and Consulting Services

In 2008, management of Capital Award studied the feasibility and viability of engaging a number of the Chinese manufacturers and factories to manufacture the main parts and components of the APT Module in the PRC and then assemble the parts and component by Capital Award’s own team of workmen. The finished plants and equipment were found to be comparable to most the imports in quality standard but to cost up to 55% less. Based upon this experience, Capital Award will have up to 60% of the plants and equipment required for the farms manufactured in the PRC and assembled by its own team of workmen at the fishery project sites as required by the purchasers of the fish farms.

Order Backlog

There is no backlog of orders at present in respect of any of Capital Award’s sales and services.

Competition

Many of our existing and potential competitors have substantially greater financial, marketing and distribution resources than we do. Many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. If we are unable to compete successfully, our business may suffer and our sales cycles could lengthen, resulting in a loss of market share or revenues

We believe that competition within the industry is based principally on a combination of quality, price, design, responsiveness and delivery, reputation, production capacity and after sales customer services. We distinguish ourselves from our competitors by being focused on RAS technology.

There are really no competitors in the PRC as far as RAS farm is concerned. We provide and support the APT fishery development with complete services from the designs of a farm’s lay-out and farm building’s structure to all filtration systems; from the supplies of core plants and equipment to their maintenance services; from training of workers to full management of operation services; and from the development of SPF fingerlings to the sales and marketing of the farmed fish and fish products. There is no other RAS supplier in the PRC providing what we have provided for our clients in the PRC. Our teams of management have significant experience in the industry that covers all aspects of the industry, including RAS technologies know-how, management of farm operation, training of operators and extensive knowledge of the markets and sales.

In respect of the sales of fish, we are competing against growers/suppliers of fish and fish products of sub-standard quality, estimated to be supplied to the local markets in tens of millions metric tons per year. There is in fact no commercial farm in the PRC producing chemical and pollution free fish. Our quality fish and fish products will be competing against high quality imports, consisting of mostly frozen items, which are being sold at premium prices. We are confident that our live or fresh chilled fish and fish products will have better competitive edge as much logistic cost will be saved, and hence better pricings.

We also believe that by building the APT farms in the PRC will significantly reduce the investment capital required, as it would be much costly if they were to be built in any other countries. By reducing the development capital, the cost of production and sales of the fish will be reduced, whereas the competitive edge of our fish and fish products will be very much increased.

Patents, Trademarks & Licenses

We do not have ownership of any patented or trademarked intellectual property. The APT was designed and developed by Infinity Environmental Group, a Belize corporation. Capital Award was granted a Master License for APT for the territory of the PRC in August 1, 2006 for a term of 60 years. Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with a condition that the Company was required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008. This license allows the Company to develop service, manage and supply A Power Technology Farms in the PRC using the A Power Technology, but subject to a condition that the Company is required to pay license fee to Infinity once the Company sold the license to his customer. The Company has met all payment obligations to Infinity as follows:

Date	Description of transactions	Payments US $	Amounts Due US $	Balance US $
As of 07/31/2007	Due to Infinity for the contractual 500 units of APM		2,500,000	2,500,000
12/20/2007	Payment made to Infinity under our CR#(08)Infinity20.12.07	2,500,000
01/07/2008	Due to Infinity for an additional 500 units of APM contracted to one of our clients in 2008		2,500,000	2,500,000
09/18/2009	Payments made to Infinity under our CR#001	2,500,000		0
12/31/2010				0

We also have rights to a different RAS Technology which we don’t intend to use in our fishery developments in China, however, it may still be useful and applicable in other countries, (i.e. Vietnam or Indonesia etc.), so we have left these rights on our balance sheet at minimal value. They are not the same as the rights we are using as described above.

Capital Award subsequently has made many improvements to the plants and equipment to suit the conditions in the PRC, and has developed operating techniques and procedures which Capital Award has established as essential or desirable for the establishment development and operation of the APT farms.

Environmental Matters

All new developments such as the fish farm in the PRC are required to furnish an Environmental Impact Assessment (“EIA”) Report to the local authorities. The EIA was submitted together with the aforesaid SFJVC agreement to the relevant PRC Authorities on October 29, 2010 for the application for the formation of the SFJVC. Normally the process will take anywhere up to eight months from date of submission.

Research and Development

We have no research and development expenses.

Subsidiary II.

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd.:

Macau Eiji Company Limited (“Macau Eiji”) is a 100% owned subsidiary incorporated in the Special Administrative Region of Macau, the PRC. 10% of the equity interest in Macau Eiji has been registered in the name of one Mr. HUNG Moon Cheung in compliance with the requirements of the laws of Macau on ownership of a company incorporated in Macau by non citizens of Macau, and the same is being held by Mr. HUNG Moon Cheung in trust for and, for the benefit of, Sino Agro Food, Inc. pursuant to a Deed of Trust duly executed by the said Mr. HUNG on December 20, 2007 in favor of Sino Agro Food, Inc.

Macau Eiji entered into a sino-foreign joint venture agreement with Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. on September 5, 2007, for the setting up of a sino-foreign joint venture company known as Jiang Men Shi Heng Sheng Tai Nong Ye You Xian Gong Si (English translation: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd.) in China.

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“HST”), in which we have a 75% equity interest pursuant to the aforesaid sino-foreign joint venture agreement, was incorporated in China on November 27, 2007.

HST is engaged in farming of Hylocereus Undatus, commonly known as Bean Capers or Pitaya or dragon fruits plant (“HU Plants”), at Juntang Town, in the City of Enping, Guangdong Province of the PRC.

We currently generate revenue by:

•	harvesting the green flowers from the HU Plants before they mature into fruits and sell them as vegetables;

•	drying the green flowers harvested and selling them as dried vegetables for human consumption; and

•	processing and packaging the dried and fresh flowers into salted, pickled and in brine vegetables.

All dried, processed and packaged green flowers are to be sold throughout the year, even after the HU Plants’ flowering season, which runs from July through October, is over.

Harvesting and Sales of HU Plant Green Flowers

HST has over 1,095.58 mu (Chinese acre), equivalent to approximately 181.79 acres, of land available for growing and processing HU Plants under Land Usage Rights granted for a term of 60 years commencing May 2007. The land is located in the City of Enping in the southwest of Guangdong Province situated in the Zhujiang Delta Region. It is 150km from the Guangzhou City and 250km from Hong Kong or Macau, and it has good freeway access from the aforesaid cities.

Enping is ideally suited for growing HU Plants because it has a tropical monsoon climate with short winter and long summer. It is warm in the winter and cool in the summer with abundant rainfall. It is one of the few areas, which have not been taken over by the progress of industrialization, ideal for growing of HU Plants in the PRC. Before 1989, there were over 100,000 mu of HU plantation, situated among the fast growing districts in Guangdong Province, supplying HU flowers and products to the local and South East Asian markets. By now there are less than 3,000 mu of HU Plantation left in the said old growing districts due to the industrialization progress of recent years.

A HU Plant normally takes three years to reach maturity which means that:

•	Year 1 plants yield only about 10% of green flowers, as compared to the matured plants.

•	Year 2 plants yield about 50% of green flowers, as compared to the matured plants.

•	Year 3 fully matured plants yield an average of 120,000 green flowers per year per mu over the next 25 years, the average production life span of a HU plant.

The harvesting period of HU Plants in Enping region is between middle of June to end of October each year, divided into approximately 14 harvesting intervals during the period. During the harvesting period, HU plants naturally start to blossom with green flowers the following day after a rain, and the green flowers must be harvested right away before they bloom into colorful flowers, which are not marketable as vegetables.

Out of HST’s land holding, 187 acres were planted with HU Plants from late 2007 to current day consisting of 47 acres of 3 years old and 88 acres of 2 years old plants with the balance in new and year 1 old plants.

In 2008, the Year 2007 planting showed a yield of average of 7,500 flowers per mu in a year, resulting in a total yield of over 2.15 million pieces of flowers harvested and sold as fresh flowers. In 2009, Year 2007 planting yielded over 16.5 million pieces of fresh flowers, whereas the Year 2008 planting showed a total yield of 2.5 million pieces of fresh flowers. Total harvesting for the season of 2010 was at about 31.5 million pieces of fresh flowers.

Sales of Dried Flowers Products after the Installation of the Drying and Processing Facilities

HST began in 2009 to develop the facilities for the drying and processing of the green flowers into value added products such as portion packed as “Steamed and dried flowers,” “Naturally dried flowers,” and “Favorite dried flowers.” In mid June 2009, the construction and fitting out of drying houses, for drying up to five metric tons of fresh green flowers per day, was completed on a 6,600 mІ plot. The cool room facility and the associated packaging facility were completed in March 2010. Therefore the drying and processing facilities will be fully operational for the current season’s harvest.

All of our drying and processing facilities were developed using the traditional drying and processing systems and methods that have been used in the industry in the PRC for decades. The traditional drying and processing methods are rather simple and straightforward processes as follows:

•	All harvested green flowers will be stored and kept cool in the cool room while waiting to be processed.

•
They will then be steamed in batches at boiling temperature for less than 15 minutes. The naturally dried flowers will require washing and grading. Flavored dried flowers will be aromatically cured after steaming.

•	Thereafter, they will be transferred to the drier to be dried at 140Celsius for about 3 hours and at gradually decreasing temperature for another 5 hours.

•	Packaging procedures will then follow.

•	They will then be stored and sold through the winter period until next harvest season.

Although these traditional facilities are less expensive to build than facilities using more modern dryers and processors, they are more labor intensive. We chose the more traditional methods because of :

•	easy access to affordable pool of labor in the Enping region, and at the same time creating job opportunities for the local people.

•	our experience in the industry dictates that these traditional systems and methods produce the end products of such quality much preferred by the local markets.

•
These facilities located in the agriculture districts are regarded as temporary agriculture facilities, and as such prior approval of the regional council is not required, as long as the village committee of the County has been duly informed accordingly. In this respect, we have the consent of the village committee for the erection of the facilities.

At present, all dried flowers are being sold locally to the regional wholesalers and distributors. They have been purchasing and collecting the dried flowers from our drying factory practically as soon as our products are ready for collection. Therefore, we hardly have any stock of dried flowers by the end of December of the year.

Marketing and Sales

Fresh and dried flowers of HU Plants have been marketed in the PRC as well as in other Asian countries as a form of traditional health food for the Chinese population for many centuries.

However, the shelf life of fresh flowers is very short; maximum shelf life of about 3 days in non-refrigerated condition, and of about 7 days when stored at temperature of 15Celsius. In most wet markets in the PRC, the distributors do not normally have refrigerating facilities, and as such during the harvesting seasons, the distributors do not have the capacity to sell all fresh flowers being produced across the country.

It is therefore essential for the bigger growers like us to equip the farm with drying, cooling and packaging facilities to space out sales of HU flowers all year round.

We have enough drying, cooling and processing facilities to handle the processing of the fresh flowers produced in our own farm for 2010. However, as we shall plant more acres of HU Plants, we will need to increase the capacities of our drying and process facilities accordingly.

Fresh green flowers of HU Plants are normally sold as fresh vegetables to more than 25 wholesale markets around the City of Guangzhou. There are many wholesalers buying dried and processed flowers directly from the processing factories without any need to sell them through any wholesale markets.

The wholesale prices for the dried HU flowers have risen from an average price of U.S. $4.68 per kilogram in 2007 to U.S. $5.85 per kilogram in 2008. In 2009, our average selling price was at U.S. $7.06 per kilogram. At December 31, 2010, the average wholesale price was recorded at US $7.23 per kilogram.

Future Sales and Marketing of Value Added Products

Between March and June of 2010, we processed our dried flowers into salted and pickled vegetable and in brine. These value added flowers were packaged by packaging factories in the region into bottles, cans and vacuum packs. We carried out sampling trial sale of such value added products in the PRC, Singapore and Malaysia in late May and early June of 2010 and found that the market receptions were promising.

We are negotiating an agreement with a Singaporean trading company to export these ranges of value added products to Singapore and Malaysia. However, we do not have a binding agreement with any of these potential sales agents at this time.

Order Backlog

There is no backlog of orders at present.

Competition

The market in the PRC for HU Plant products is extremely competitive. According to the Chinese government statistics, at peak time there are more than 100 companies engaged in HU Plant product production in China and most of these operators source their flowers from their neighboring growers and their own farms.

Our major competitors are Zhao Qing Branch of Guangdong Zhong Dian Import & Export Inc. and He Yuan Livestock Import & Export Co. Ltd. There are other smaller operators namely Qing Xiang Agricultural Product Co. Ltd., Sheng Yi Food Co. Ltd., Shi Feng Food Development Co. Ltd. and Hua Yao Business Farm. At this juncture, we rank in the bottom levels of these competitors. The larger corporations in general have greater financial and personnel resources and have achieved greater market penetration than we have. We compete by producing quality products in a market in which we believe the rising demand for HU Plants products will supersede the supply in the foreseeable future.

Patents, Trademarks & Licenses

We do not own any patented or trademarked technology or design.

Environmental Matters

There are no material effects that compliance with national, regional or and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have upon our capital expenditures, earnings and competitive position.

We do not anticipate any capital expenditures for environmental control facilities for the remainder of our fiscal year or any future periods.

Research and Development

We have no research and development expenditures.

Government Regulation Specific to our Business

One of the incentives granted by the PRC Government to the agriculture industry, which is applicable to HST, is that the transportation of our fresh flowers to the markets are exempted from paying the toll fees charged on the highways.

Subsidiary III.

ZhongXingNongMu Co. Ltd.:

Hang Yu Tai Investment Limited (“HYT”) is a 100% owned subsidiary incorporated in the Special Administrative Region of Macau, the PRC. 10% of the equity interest in HYT has been registered in the name of one Mr. Hung Moon Cheung in compliance with the requirements of the laws of Macau on ownership of a company incorporated in Macau by non citizens of Macau, and the same is being held by Mr. HUNG Moon Cheung in trust for and, for the benefit of, Sino Agro Food Inc. pursuant to a Deed of Trust duly executed by the said Mr. HUNG on December 20, 2007 in favor of Sino Agro Food Inc

HYT has a 78% equity interest in ZhongXingNongMu Co. Ltd. (translation in English) (“ZhongXing”), and the same is being held in trust for and, for the benefit of, HYT by Mr. SUN Ximin, the owner of ZhongXing, pursuant to a Deed of Trust duly executed by the said Mr. SUN on November 12, 2007 in favor of HYT.

ZhongXing is currently operating in the following income generating activities:

•	Production and sales of fresh liquid milk;

•	Rearing and sales of beef cattle;

•	Planting of crops for the purpose of further processing into livestock feed;

•	Processing and sales of livestock feed; and

•	Processing and sales of fertilizer.

These activities are being supported by following integrated activities that are not income generating:

•	Breeding of cows and cattle; and

•	Veterinary services

Dairy Farm

ZhongXing’s main dairy farm operation is located in the County of Fengning, Province of Hebei in the PRC on lands approximately 1,985 acres in area, under various Land Use Rights granted by the County government. It is about 90km away from Beijing, and a prime area for cattle and dairy cows farming as it has long daylight to sustain crops plantation up to seven months in a year. The construction of a freeway between Beijing and Fengning is scheduled to be completed mid-year 2011. When completed, it will take less than 1.5 hours drive to reach the Farm from Beijing, hence a much faster and easier access to the Beijing City.

The dairy farm is currently milking from 3,500 herds of cows and is equipped with:

•	the most up-to-date feed mixing machines and milking equipment;

•	efficient housing and supporting facilities that can accommodate up to 3,500 cows;

•	in house veterinary facilities and services;

•	a modern and well equipped quarantine station that has the capacity to handle up to 2,000 cows;

•	significant feed and forages storages areas to stock up to 25,000 tons of livestock feed;

•	a crop plantation on more than 1,000 acres of land; and

•	processing factories for the manufacturing of livestock feed and fertilizer.

ZhongXing’s business objective is to produce premium quality organic milk and milk products. Organic fertilizer manufactured in house is applied in its crops plantation. It manufactures high quality livestock feed for its herds of animals by using raw materials organically grown in the crops plantation. In November 2008, ZhongXing’s liquid milk was certified by the China Agriculture Authority as ‘Organic Milk’, and accordingly ZhongXing has since become a commercial organic milk producer in China. ZhongXing sold its fresh unprocessed organic milk during 2009 at an average of RMB4,500 (equivalent to $662) per ton. In early January of 2010 the PRC Government set an average wholesale price of fresh un-processed milk across the country at RMB4,100 per ton (equivalent to US $616.50 per ton based on exchange rate as at December 31, 2010 of US $1=RMB6.65) and we currently sell at this price.

At present, ZhongXing sells its fresh liquid milk mainly in bulk directly to the value added manufacturers, who process the same to make products such as yoghurt, milk candies, cream cheese and 300 other types of products.

In late November 2009, a group of associates of ZhongXing completed the development of a value added processing factory with 6 production lines situated within close proximity of ZhongXing’s headquarter in the town center of Fengning. ZhongXing supplies fresh unprocessed liquid milk to the processing plant to for manufacturing of dairy products such as milk candy bars, yoghurt, cream cheese products, etc. in a brand name created by ZhongXing.

ZhongXing inaugurated its production of three different varieties of cream cheese products in December 2009 and sales of such products were launched at some of the Beijing City’s retailers’ premises in late December 2009 under the label of YuanTianRan, which means green and natural, and YuanTianRan products are being sold in Wal-Mart and Huahyuan supermarket stores in Beijing since March 2010.

Livestock Feed

ZhongXing also sells part of the livestock feed produced by ZhongXing in Fengning to the farmers in the region. Raw materials such as corn, sunflowers and various other types of cereal seeds and pasture grass are shredded and mixed to the exact nutrients contents desired for the dairy cows or cattle by using our specially designed mixing machines. Excess livestock feed is stored in our storage facilities up to 25,000 tons at a time for use during winter period that normally lasts approximately 5 months of the year.

There are many cash crops growers in Fengning that grow corn, sunflowers and various other types of cereal seeds and pasture grass crops. We do source part of such raw materials from these growers for our livestock feed manufacturing operation by requesting the growers / suppliers to cultivate their cropping field with organic fertilizer that may be supplied by us or other suppliers by way of (barter trade in earlier days during 2007 but normal trade from 2008 onward without barter trade ) by supplying to these growers organic fertilizer manufactured by us, to ensure that these raw materials are organically grown at source.

Organic Fertilizer

Manure of our herds of animal is collected and processed into fertilizer, part of which is sold to the regional farmers in the region.

Currently we are producing more fertilizer than we could use for our purpose, and therefore we sell our surplus fertilizer by way of (barter trade in earlier days during 2007 but normal trade from 2008 onward without barter trade ) by supplying the regional farmers with our organic fertilizer in return for their harvested produces as the raw materials for our livestock feed manufacturing operation. to some the regional growers who are supplying raw materials to us for our manufacturing of our live stock feed.

Customers

The four sizeable value added manufacturers to whom ZhongXing supplies bulk liquid milk are:

•	Zhang Zheng Xi (agent of TianJin Mu Dairy Co. Ltd.), (ZZX).

•	Siao Shu Dong (agent of Chengde Huang Yuan Dairy Co. Ltd.) ,(SSD).

•	Wang Cheng Xiang (agent of Mengniu Dairy Group), (WCX).

•	Jun Heng (agent of Yili Dairy Group), (JH).

We did not enter into any written contracts with these customers. Our liquid milk is sold to them on the best offer basis.

We supply our livestock feed to many smaller farms in the region. Such farmers normally do not have the storage capacity to hold enough feed for their livestock through the winter. We enter into unwritten barter trade arrangement with the farmers, whereby the farmers may pay for the feed by cash payment or with their livestock. We added more than 2,800 young cows to our stock of herds through this arrangement in 2010.

ZhongXing currently produces more fertilizer than it can utilize for its crops plantation, and therefore it sells the excess fertilizer so produced to the farmers in the region in return for the crops these farmers grow as raw materials for our stock feed manufacturing.

Order Backlog

At present, ZhongXing does not have an order backlog.

Competition

The dairy business in China is highly competitive. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. If we are unable to compete successfully, our business may suffer and our sales cycles could lengthen, resulting in a loss of market share or revenues.

There are a number of big value added dairy companies such as Mengniu Dairy Group and Yili Dairy Group that have significant financial resources and modern value added productions lines churning out all ranges of dairy products. However, most of these corporations are collecting fresh milk from regional small dairy farmers and own only a small number of dairy farms to cater for their own needs. Thus the milk sourced is not of uniform or standardized quality and it often requires supplement of undesired substance to increase its nutrient level.

Although ZhongXing is not able to compete on a national scale with the bigger corporations as far as value added products are concerned, it will maintain a comfortable position in the niche market in the PRC for high quality organic milk, in view of the rising demand from the growing middle class consumers of the PRC. With the integrated way of producing organic milk, we believe we could compete against other local sellers of milk in terms of quality and purity of the milk produced. We do not face significant competition from the imports because most of the milk imported is in powder form.

What is known as the Contaminated Milk Scare in China during the first quarter of 2009 has considerably increased the awareness of the consumers in the PRC on the issue of adulterated milk and dairy products. The consumers are now more prepared to pay a bit more for quality products.

In addition, ZhongXing is in a good position to capture a small share of the retail markets with its organic milk and other dairy products. As far as we know, and after checking with the Agriculture Department, there is no other certified commercial producer in the PRC producing organic.

Producing our own organic livestock feed enhances further ZhongXing’s competitive edge as there is insufficient high quality livestock feed all year round to sustain the production of high quality milk especially in the northern, north western and north eastern part of the country where most of the dairy farms are located. Small dairy farmers in such areas are not getting adequate returns to be able to nourish their cows with quality feed to house their cows in suitable facilities.

Patents, Trademarks & Licenses

ZhongXing does not own any patent, but it has been awarded the ‘Organic Milk’ certification by the China Agriculture Authority in November 2008. The certification has been reviewed by the Agriculture Department of the PRC Government in subsequent years and currently is effective for fiscal year 2011.

Environmental Matters

Being one of the main suppliers of water to Beijing, the County of Fengning is designated as a region free of any other industries except agriculture. ZhongXing, being an agriculture company, has complied with all local environmental impact regulations and procedures, and has conformed to all rules regarding zero discharge of any industrial waste, zero emission of any toxic material, and transportation of manures in properly equipped vehicles. So far ZhongXing has not encountered any environmental issues causing concerns of the relevant authorities. We do not anticipate any capital expenditures for environmental control facilities for the remainder of current fiscal year or any future periods.

Research and Development

ZhongXing has not had any research and development expenses in the past year.

Regulatory Environment

In addition to general regulatory matters affecting all businesses operating in the PRC as discussed below, there are following regulations that govern ZhongXing’s business:

ZhongXing was established in March 2006 as a “Joint Stock company” (“JSC” defined in China as a company that is permitted to issue shares under the Company Act of China) in the PRC. With the inclusion of SIAF as a shareholder thereof, ZhongXing is required to be converted as a sino-foreign joint venture company (“SFJVC”), and such conversion requires prior approvals of both the local government as well as the central government of the PRC. In this respect, the local government granted its approval in November 2007. The shareholders of ZhongXing, namely SIAF and Mr. SUN Ximin, have been advised by their Chinese lawyers that upon conversion to a SFJVC, SIAF as its foreign partner and Mr. Sun as its local owner must inject further sums of approximately U.S.$6.70 million and $1.9 million respectively within a period set by the approving authority. As a result, the shareholders of ZhongXing have decided to defer submission of the aforesaid application to the central government until the completion of SIAF’s current exercise of registering its securities. Meanwhile the PRC’s Foreign Exchange Control Act will restrict SIAF’s repatriation of its investment in and, investment return gained on, ZhongXing, and accordingly SIAF will not enjoy the legal protection as accorded under the Chinese laws governing foreign investment. The effect of this treatment to the current investors is minimal because although investment in ZhongXing at this stage is not protected under Chinese laws governing foreign investments, it is still protected under domestic commercial and company laws of China which entitle SIAF to retain or contribute to its share of profit or loss and ownership of ZhongXing’s assets and liabilities similarly in any other developed countries. However, the major issue under this circumstance is the repatriation of funds arising from SIAF’s share of profits received from ZhongXing’s operation and/or SIAF’s shares of capital investment in ZhongXing, that will not be affected for the next two years while ZhongXing is still developing.

In February 2011, we as Vendor sold our 78% interest in ZhongXing to Ximin SUN (“Purchaser”) on the following terms:

1.
Total purchase price was RMB204,600,000.00 (equivalent to US $31,000,000.00) which is equivalent to 78% of the net assets of ZhongXing plus a surplus sum of US $4,937,000.00 as reflected in the ZhongXing’s Management Accounts upon the terms hereinafter provided

2.
A deposit of RMB5,011,000.00 (equivalent to US $759,242.50) was paid by the Purchaser upon execution of this Agreement to the Vendor by way of deposit and part payment towards the purchase price for the Vendor’s Shares

3.	Payment of the Balance of the Purchase Price

3.1
The balance of the Purchase Price amounting to RMB199,589,000.00 (equivalent to US $30,240,758.00) only (hereinafter called "the Balance Purchase Price”) shall be paid by the Purchaser in the manner set forth hereunder:-

(c)
A sum of RMB25,055,000.00 (equivalent to US $3,796,212.50) (hereinafter called “the Further Payment”) in cash shall be paid by the Purchaser to the Vendor by way of 5 equal instalments of RMB5,011,000.00 (equivalent to US $759,242.50) each, on or before the following dates :-

(6)	April 30, 2011 ;

(7)	June 30, 2011 ;

(8)	August 31, 2011 ;

(9)	October 31, 2011; and

(10)	December 31, 2011.

(d)
The remainder of the Balance Purchase Price in the amount of RMB174,534,000.00 (equivalent to US $26,444,545.00) (hereinafter referred to as “the Final Payment”) shall be settled by the Purchaser by way of cash contribution towards part payment of the Land Price.

3.2
The parties hereto hereby acknowledge that despite the fact the respective relevant land authorities of the said Lands (hereinafter collectively referred to as “the said Land Authorities”) have verbally agreed to contribute a combined amount of RMB36,974,996.00 towards the payment of the Land Price, either by way of a grant, discount or otherwise (hereinafter called “the said Rebate”), it shall not be deemed a discharge of the Purchaser’s obligation herein towards payment of the Purchase Price or any part thereof.

3.3	The Purchaser hereby further acknowledges and covenants that the Purchaser shall procure:-

(c)	the said Rebate of the said Land Authorities ; and

(d)	the approval by the said Land Authorities of the transfer of the said Land Use Rights of the said Lands to the Vendor and/or the Vendor’s Associated Companies.

4.	Completion

4.1
The Completion of this Agreement shall take place upon approval of the granting of the said Land Use Rights of the said Lands by the said Land Authorities to the Vendor being obtained (hereinafter referred to as “the Completion Date”), whereupon the Purchaser shall be entitled to all rights thereafter attaching to the Vendor’s Shares or accruing thereon including without limitation, all bonuses, rights, dividends and other distributions declared, paid or made thereof thereafter free from all liens, assignments, pledges, charges and other encumbrances whatsoever Provided that the Purchaser shall have paid the Purchase Price in full in accordance with the terms as prescribed herein.

4.2
Notwithstanding anything to the contrary herein, the Vendor shall have the right to claim against the Purchaser for the Balance Purchase Price or any part thereof remaining unpaid by the Purchaser pursuant to the terms and conditions set forth in Clause 3.1 hereof.

5.
Debts and Liabilities. Upon the completion of this Agreement, the Vendor shall not be liable for any indebtedness incurred by ZhongXing as from January 1, 2011, and the Purchaser shall indemnify the Vendor and shall keep the Vendor indemnified against any loss claim or liability resulting therefrom.

Subsidiary IV.

Qinghai Sanjiang A Power Agriculture Co. Ltd.:

On December 28, 2008, the Company through its then subsidiary Pretty Mountain Holdings Limited (“Pretty Mountain”), a company incorporated in Hong Kong, the Special Administrative Region of the PRC, entered into a sino-foreign joint venture agreement with the following parties for the setting up of a sino-foreign joint venture company to be named as Qinghai Sanjiang A Power Agriculture Co. Ltd.(translation in English) (“Sanjiang A Power”) in the PRC, to manufacture bio-organic fertilizer, livestock feed and to develop other agriculture projects in the County of Huangyuan, in the vicinity of the City of Xining, Qinghai Province :

•	Qinghai Province Sanjiang Group Company Limited (English translation) (“Qinghai Sanjiang”), a PRC government owned company with major business activities in the agriculture industry; and

•	(Guangzhou City Garwor Company Limited (English translation) (“Garwor”), a private limited company incorporated in the PRC, specializing in sales and marketing.

Upon completion of this exercise and the subsequent reorganization, Pretty Mountain Holdings, Inc. was dissolved on January 28, 2011.

Sino-Foreign Joint Venture Agreement

The principal terms of the Sino-Foreign Joint Venture Agreement dated December 28, 2008 (“SFJVA”) are as follows:

The objectives of the joint venture are to employ modern technologies to undertake projects relating to organic fertilizer, organic livestock feed, aquaculture and agriculture waste treatment, which include :-

•	using environmental friendly technology to recycle agriculture waste for production of organic fertilizer;

•	using environmental friendly technology and bacteria to produce organic feed; and

•	using environmental friendly technology to increase dairy milk production and quality.

The total investment for the joint venture shall be US $2,000,000.00 as follows:

•	Organic fertilizer project : US $450,000.00

•	Organic livestock feed: US $950,000.00

•	Organic farm grass: US $600,000.00

The Registered capital for Sanjiang A Power shall be US $1,400,000.00, out of which US $630,000.00 shall be contributed by Qinghai Sanjiang (45%), US $140,000.00 by Garwor (10%) and US $630,000.00 by Pretty Mountains (45%). The tenure for the joint venture shall be 30 years. The respective responsibilities of the parties are as follows:

Qinghai Sanjiang is to provide:

•	US $630,000.00 capital contribution;

•	appropriate plots of lands with the related “Land Usage Rights” or convertible old factory suitable for the projects, that is:

•	land and buildings measuring up to 1,800 mu (about 297 acres) and 9,000 mІ of built-up areas for the development of the demonstration farms for the rearing of cattle and sheep; and

•	land and buildings measuring up to 480 mu (about 79.2 acres) and 155,040 mІ of built-up area for the development of the manufacturing plants for bio-organic fertilizer;

•	vehicles for use by Sanjiang A Power during pre-development and the implementation stage;

•	company office and accommodation for personnel from out of town;

•	the necessary facilities for the projects;

•	liaison in procuring governmental financial assistance or other incentives for agriculture projects to meet the needs of the projects;

•	first batch of premium herd of cows and goats for the demonstration farms; and

•	related plants and equipment and facilities for the production factories and laboratories of Sanjiang A Power.

Garwor is to provide:

•	US $140,000.00 capital contribution;

•	modern agriculture management system;

•	liaison in procuring financial assistance to raise development capital;

•	expertise in the sales and marketing needs of Sanjiang A Power;

•	international business network;

•	assistance to resolve any misunderstanding between the Chinese and foreign parties resulting from the difference in laws and regulation between the two concerned countries.

Pretty Mountains is to provide:

•	US $630,000.00 capital contribution;

•	the rights to use the relevant patented technologies and the related trademarks and brands;

•	the rights to use the patented Bacterial and Bio-organic Fertilizer Manufacturing Technology, the Stock Feed Manufacturing Technology;

•	the right to use related conversion techniques associated with the Bio-organic Fertilizer and Livestock Feed Manufacturing;

•	business and sales network and the right to operate and generate financial benefit using the above mentioned technologies, techniques, systems, trademarks and labels; and

•	knowledge and connections for securing financings for its developments.

If any of the technologies, techniques, systems, designs, brands and trademarks mentioned above are the properties of Pretty Mountain, Sanjiang A Power shall have no ownership right to any of them except in the circumstances if they would be developed and/or invented by Sanjiang A Power during the course of its developments and operation. In these events if anyone of the joint venture parties should use any of the new inventions, such party shall pay Sanjiang A Power compensation, the values of which will be determined in accordance with the international market values at the time of usages.

Pretty Mountain shall conduct feasibility studies on the projects, in coordination with Qinghai Sanjiang, and such feasibility studies reports shall be the properties of Sanjiang A Power. In the events if any one of the Joint Venture partners should use any of the referred studies, such party shall pay Sanjiang A Power compensation, values of which will be determined in accordance with the international market values at the time of usages.

Sanjiang A Power will appoint Sino Agro Food, Inc. as its consultant for the purpose of applying the necessary treatment to make its group and organization structures, business strategies and operation on par with the international corporate standards, to facilitate realization of its planned listing exercise on overseas bourses.

If any of the assets, plant and equipment required to be purchased by Pretty Mountain for and on behalf of Sanjiang A Power, it shall be verified and approved by the relevant authority. Within three months after verification and approval of the relevant authority, the personnel of Sanjiang A Power shall inspect and verify the purchased items and execute the necessary letters of credit. Pretty Mountain shall ship all of the purchased goods to a sea port directed by Sanjiang A Power within 6 months calculated from the date of issuance of the letter of credit.

The Board of directors of Sanjiang A Power shall consist of 7 members; 3 appointees from Qinghai Sanjiang, 1 from Garwor, and 3 from Pretty Mountains, and the Board shall meet once a month. The term of the Chairmanship of the Board will be for 3 years, and the chairman will be selected by the board of directors. It is agreed that a director appointed by Qinghai Sanjiang shall be made the first term Chairman, whereas a director appointed by Pretty Mountains shall be made the first term Finance Director cum Chief Financial Officer.

Should the shareholders decide to continue with the joint venture 6 months before the expiration of this joint venture, the shareholders may apply to the relevant authorities to extend the validity period of this joint venture.

Sanjiang A Power may be dissolved during the currency of this joint venture if:

•	Sanjiang A Power suffers severe financial losses and is not able to continue operation as a result;

•	a party hereto fails to fulfill its obligations herein, and Sanjiang A Power is not able to continue operation as a result;

•	force majeure; and

•	Sanjiang A Power fails to achieve its business objectives, and has no prospect of development.

Formation of Sanjiang A Power

Qinghai Sanjiang submitted the application for the incorporation of Sanjiang A Power to the relevant authorities on March 11, 2009. The relevant Authorities in this instance are consisting of various governmental departments covering the business registration, project evaluation, technology assessment, custom, imports and exports, environment, foreign trade, foreign exchange control, agriculture, industrial, commerce and local departments of town planning and public health.

On May 8, 2009, the Business Registration Department of Xining City Government approved the terms and conditions of the SFJVA and the constitution for the formation of Sanjiang A Power upon the following terms:

•	The Name of the company shall be Sanjiang A Power Agriculture Co. Ltd. (translation in English)

•	Total Investment Capital : U.S.$2 million

•	Registered Capital: U.S. $1.4 million, out of which US $630,000.00 to be contributed by Qinghai Sanjiang (45%), US $140,000.00 by Garwor (10%) and US $630,000.00 by Pretty Mountains (45%).

•	7 members in the Board of Directors consisting of 3 appointees from Qinghai Sanjiang, 1 from Garwor, and 3 from Pretty Mountains.

On May 25, 2009, Sanjiang A Power was formally established. In September, 2009, SIAF carried out an internal re-organization of its corporate structure and businesses, and on September 28, 2009, SIAF’s subsidiary A Power Agro Agriculture Development (Macau) Limited (“APWAM”) acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power by way of an assignment (“Assignment”). Application was subsequently made by the Company to the Companies Registry of Hong Kong for deregistration of Pretty Mountain under Section 291AA of the Companies Ordinance. By virtue of the Assignment, APWAM assumed all obligations and liabilities of Pretty Mountains under the SFJVA.

APWAM is a 100% owned subsidiary incorporated in the Special Administrative Region of Macau, the PRC. 10% of the equity interest in APWAM has been registered in the name of one Mr. HUNG Moon Cheung in compliance with the requirements of the laws of Macau on ownership of a company incorporated in Macau by non citizens of Macau, and the same is being held by the said Mr. HUNG in trust for and, for the benefit of, Sino Agro Food, Inc. pursuant to a Deed of Trust duly executed by the said Mr. HUNG on December 20, 2007 in favor of Sino Agro Food, Inc.

In December 2009, Sanjiang A Power applied to local government of the County of Huangyuan to:

•	change its place of business from the City of Xining to the County of Huangyuan;

•	effect the registration of APWAM as a shareholder of Sanjiang A Power, replacing Pretty Mountains.

The Progress of Sanjiang A Power and the Development Projects

While pending the official approvals for the incorporation of Sanjiang A Power, the joint venture partners of Sanjiang A Power had commenced works on the planned projects since early March 2009.

In April 2009, a team of Sanjiang A Power’s personnel, who were mainly staffed by the technical people from SIAF, set up a temporary bio-organic fertilizer manufacturing factory at a rented building (“Temporary Site”) located near Qinghai Sanjiang’s operation in the vicinity of Xining, to deal with the problem of disposal of accumulating potato wastes generated by Qinghai Sanjiang’s starch manufacturing factory in an environmentally friendly manner. On June 16, 2009, Sanjiang A Power produced its first batch of bio-organic fertilizer of 200 metric tons, the samples of which were applied in one of the Sanjiang Agriculture’s farm for evaluation of its quality standard. Laboratory test, which was simultaneously carried out by Professor Yu of Xining University, showed that the fertilizer was of the country’s quality standard set for bio-organic fertilizer, that is the content of composed fiber >25%, nutrient elements (consisting of N, P & K) > 6% at ratio of 3:1:3, moisture content < 15%, PH value of 5.8 to 8.5, micro-organism count > 20 million units per gram, the ratio of bacterial infection < 20% and odorless.

From April through December 2009, pre-mobilization and pre-development works have been carried out by Sanjiang A Power as follows:

•	Investigation and feasibility study of the potential project sites;

•	Investigation and feasibility study of the supplies and production of raw materials;

•	Investigation and feasibility study of the sales and marketing of the products to be produced by Sanjiang A Power;

•	Investigation and feasibility study of the related facilities within the locations;

•	Investigation and feasibility study of applicability of SIAF’s technologies for bio-organic fertilizer and livestock feed under the local conditions; and

•	Investigation and analysis of potential cooperative activities with the regional government and the farmers;

•	Establishing trial facilities to test the production of bio-organic fertilizer and livestock feed, using locally sourced raw materials;

•	Laboratory testing of sample products of fertilizer and livestock feed on their respective standard of qualities; and

•	Financial feasibility studies of all aspects of the business operations.

On December 9, 2009, a co-operation agreement was entered into (“Development Agreement”) by the Department of Trade and Commerce of the County Government of Huangyuan (“Huangyuan Government”) and Sanjiang A Power for development of agricultural projects in the County of Huangyuan. The principal terms and conditions of the Development Agreement are as follows:

•
The Huangyuan Government agreed to allocate the site of the old army goods and materials transfer terminal, consisting over 150 mu of land and over 20,000 mІ of built up area (39 buildings, each of approximately 538 mІ) (“Project Site”) to Sanjiang A Power for the purpose of the projects.

•	Sanjiang A Power shall register its place of business in the County of Huangyuan within 6 months of the Development Agreement.

•
Sanjiang A Power’s total investment and development capital for the projects shall be RMB96.2 million (equivalent to about U.S.$14.15 million), of which the fixed assets should amount to RMB50.20 million (equivalent to U.S.$7.382 million, based on the exchange rate of U.S.$1 = RMB6.80).

The time frame for the development shall be 3 years, covering the following projects:

•	Livestock Feed manufacturing

•	Cattle rearing and fattening stations

•	Manufacturing of bio-organic fertilizer

•	Plantation of pastures and crops as the raw materials for livestock feed.

As and when the fixed assets of Sanjiang A Power shall amount to RMB20 million (equivalent to U.S.$2.941 million) (to be jointly appraised by the valuation department of the Huangyuan Government and an independent firm of professional appraisers), Sanjiang A Power will apply to the Huangyuan Government for a grant of the “Land Usage Right” over the Project Site for a tenure of 50 years at a minimal consideration in accordance with the provisions of the Municipal Regulation No. 2009 (89) (estimated to be RMB3 million maximum, equivalent to U.S.$441,176).

Sanjiang A Power shall carry out the projects on the Project Site in accordance with the terms of the Development Agreement and the proposal submitted, and shall not alter the nature and purpose of the projects without the prior consent of the Huangyuan Government. Sanjiang A Power shall not vary the usage of the Project Site, nor shall the company transfer or sublease the same during the currency of the development.

Sanjiang A Power shall not without good reason delay the development, and shall accept the supervision and inspection of Huangyuan Government and adhere to the rules and regulations of the relevant local policies.

In the event of occurrence of Force Majeure, natural disaster or change in the Central Government’s policies and regulations, resulting in any of the parties not being able to implement or partially implement the terms of the Development Agreement, then both parties may mutually agree to terminate this Agreement in accordance with the relevant policies or regulations.

In the event that if Sanjiang A Power shall fail to comply with the requirement as stated in the agreement, within 6 months after the signing of the Development Agreement, to register its place of registration or in other form setting up branch office, subsidiary or other company in the County of Huangyuan to replace Sanjiang A Power in carrying out the terms of the Development Agreement, then it will be deemed a breach by Sanjiang A Power of the Development Agreement, and Huangyuan Government shall have the right to terminate this Agreement if the value of Sanjiang A Power’s fixed assets does not reach RMB20 million and above within 2 years from the date of the Development Agreement, the Huangyuan Government will have the right to take back the Project Site, and in which case all un-movable properties on the Project Site will become the properties of the Huangyuan Government.

Any dispute will be referred to arbitration or the local court of law for adjudication, if the parties shall fail to reach an amicable settlement of the dispute.

Any supplementary agreements subsequently executed by the parties shall have equal legal force of laws.

From November 2009 to December 31, 2010, Sanjiang A Power has carried out the following works on the Project Site:

•	Renovation and building work on staff quarters, capable to house up to 70 workers at a time, and subsequently these were completed before end of March 2010;

•
Renovation and installation of facilities for six beef cattle fattening demonstration yards and buildings, with the capacity to house up to 120 heads of cattle per house, (Subsequently these were completed by November 17, 2010 as such by December 5 2010, two of these cattle houses are housing 240 heads of 6 months old cattle brought by SJAP);

•
Construction of a factory with the capacity to produce up to 20,000 tons of bio-organic fertilizer per year was completed last week of June 2010, and is now in operation producing up to 600 tons per day to fill its first order of 2,500 tons sold regionally, (subsequently by December 15, 2010 SJAP has sold more than 2500 Tons of fertilizer regionally with good responds from the buyers);

•
Construction of a new four storey height headquarter office building consisting of 2,500mІ was commenced on June 12, 2010 (subsequently as at the end of December 2010, all four floors have been constructed waiting on final installations and fittings such that we are expecting full completion within April Month 2011 as during winter months now it is difficult to carry out construction works);

•
Invention of a new enzyme (“the Enzyme”) that is capable of allowing fermentation and germination processes in our manufacturing of livestock feed to take place at 4Celsius within 7 days, which is suitable in the colder northern China climates since it will save much additional heating costs to initiate the fermentation and germination process of the livestock feed, as compared to the old enzyme performing at 15Celsius within 21 days, (subsequently from July 2010 we used this Enzyme to produce our fertilizer and livestock feed successfully);

At a promotional campaign organized by the Huangyuan Government at the Project Site in early January 2010, all trial samples of 1,000 tons of livestock feed and 700 tons of bio-organic fertilizer manufactured by Sanjiang A Power were sold to the regional farmers. The Huangyuan Government made available two specialists and Sanjiang A Power provided 15 technicians to take daily records of the growth of the crops planted in the regional farms that were applying Sanjiang A Power’s trial fertilizer products. Performance data collection and analysis of the trial livestock feed, which was distributed to the 15 regional farmers having 800 heads of cattle and cows collectively, was undertaken for over a period of 3 months under the supervision of the Huangyuan Government’s Agriculture Department commencing January 2010. By end of March 2010, the results were recorded as follows:

•	Additional weight gained average per beef cattle was recorded at one extra kilogram per day over their normal weight gains.

•	Additional fresh milk produced per cow was recorded at one and half kilograms of milk per day over and above their normal daily production.

•	All feeds were much easier to digest resulting in much cleaner environment in the cattle yards and houses.

•	No sickness during the period was recorded through the cause of consumption of our feeds, but there was one cow had a miscarriage.

•	All cattle preferred to eat our feeds and reluctant to revert back to the consumption of their old feed after they had consumed our feed during the period.

In mid January 2010, the Huangyuan Government obtained a central grant of RMB500,000.00 (equivalent to U.S.$73,357 at the rate of U.S.$1 to RMB6.816) to assist Sanjiang A Power to meet its pre-development expenditure.

In early February 2010, Sanjiang A Power started planting of cash crops on various pieces of lands totaling approximately 10,000 mu, verbally granted by the Huangyuan Government to Sanjiang A Power for its use to grow raw material for its livestock feed and bio-organic fertilizer operations.

On April 22, 2010, Sanjiang A Power’s application to the Huangyuan Government to change its place of business from the City of Xining to the County of Huangyuan, and to effect the registration of APWAM as a shareholder of Sanjiang A Power, replacing Pretty Mountains, was approved by the Huangyuan Government, and a business license was issued to Sanjiang A Power accordingly.

On May 7, 2010, Qinghai Sanjiang sold and transferred its shareholding in Sanjiang A Power to Garwor. The aforesaid sale and transfer was approved by the “State Administration for Industry And Commerce of PRC” of Xining City Government and an amended Certificate of Approval for the incorporation of Sanjiang A Power as a sino-foreign joint venture company was subsequently issued on July 20, 2010.

Subsequently On November 5, 2010 the Authority of Business Registration Department of Xining City, PRC approved SJAP’s application to increase its Registered Capital to US $5,000,000.

The Business Plans of Sanjiang A Power

Sanjiang A Power started to generate revenues from some of the following activities from July 2010 and we expect that the others will generate revenues from April 2011 onward as described below:

•
Manufacturing of livestock feed to achieve 20,000 tons, to be sold to the regional farmers and 10,000 tons to be consumed by our own cattle on the Project Site; subsequently we manufactured over 5,000 tons of livestock by the end of September 2010 and out of which we sold 2,000 tons to the local farmers and kept the other 3,000 Tons to be used for our own cattle that will be reared in our own cattle facilities.

•
Manufacturing of bio-organic fertilizer to reach 10,000 tons; subsequently we sold 2,500 tons of fertilizer by month of November 2010 with production rate running at 60 tons per day currently and we are producing right through the winter months made possible by our developed Enzyme.

•
Rearing and fattening of beef cattle to reach a minimum of 1,000 heads subsequently as at January 3, 2011 we bought more than 500 heads of young cattle housing in four of our 7 newly constructed cattle houses and expecting to increase the number of cattle to 2,500 heads within 2011.

Manufacturing of Livestock Feed

We use raw material consisting of crop wastes as well as locally grown and available wild wheat plus wild wheat sterns, wild peas with sterns and leaves, and selective pastures grown in the wild.

These raw materials will be finely cut and put through a number of aging and fermentation processes by adopting a technology and method called “Stock Feed Manufacturing Technology”, duly licensed by Tri-Way Industries Limited, a 100% owned subsidiary of SIAF, and catalyzed by the Enzyme developed by Sanjiang A Power as described above. Thereafter, the end materials will be packed and sealed in air-tight and weather proof packaging ready for storage.

At our trials carried out in November 2009, we packed the feed into bags of various weight to suit the farms (i.e. if a farm has only 5 heads of cattle or 10 heads of cattle, then the weight of the feed in the bag was at 240 kg or 480 kg respectively), such that the respective farm would only need to store 2 bags of feed each time in their cattle houses to have enough feed for 7 days, and by such time the next two bags would be fermented and ready to be used for the next 7 days, etc. As most cattle houses even in a very cold winter would have a room temperature above 4° Celsius, the farmers would not need to provide additional heat to ferment the feed.

We believe that the price of our livestock feed is and will be comparable to traditional livestock feed, which is being sold in Huangyuan currently at the Huangyuan Government’s recommended introductory price of U.S.$76.50 per ton to the regional farmers, while the Huangyuan Government has agreed to grant incentives to us by subsiding it at U.S.$29.40 per ton making total revenue generated per ton of livestock feed at U.S.$105.90 per ton. (Subsequently we sold over 2,000 tons of our livestock feed in November 2010 at an average price of US $114.25 / Tons based on exchange rate of US $1=RMB6.65, as such we are expecting that there may not be a need to obtain the said subsidy of US $29.04 / Ton granted by the Government although it is still available currently).

We also intend to manufacture a specifically formulated livestock feed as developed under the above mentioned “Stock Feed Manufacturing Technology” to cater for milking cows with added on nutrients to suit each stage of the milking cows growing cycles (i.e. from conceiving, carrying to weaning and to commercial milking period).

The first seven demonstration farms were constructed at the Project Site by the end of August 2010 and three of which are being used to house the newly acquired 500 heads of cattle with the others to be filled on or before May 1, 2011.

Manufacturing of Bio-Organic Fertilizer Using the Enzyme

Sanjiang A Power has completed the development of manufacturing plants and facilities for bio-organic fertilizer with a production capacity of 20,000 tons per year (“Fertilizer Factory) in accordance with design parameters of energy usage cost saving (by up to 300%) and reduced production days (by more than 300%) in mind. By using the Enzyme as invented by Sanjiang A Power, the fermentation process of the fertilizer from raw materials to ready-to-mix materials is being achieved in 7 days at 4° Celsius, instead of the previous requirement of 15° Celsius within 15 days. This Fertilizer Factory is now in operation having had met its purchase orders of 2500 tons for delivery on or before the end of November 2010. It is currently has a production volume of 60 tons per day.

The bio-organic fertilizer produced is designed to revitalize and improve the soil environmental by:

•	eliminating toxic fat in the soil;

•	eliminating the adversity caused through frequent application of chemicals and antibiotics;

•	increase growth of micro organism in the soil to purify water toxicity;

•	improve the disease resistant ability of the root systems of plants;

•	neutralize the bad affect caused by the toxic mineral;

•	increase soil resistant to salinity ;

•	increase nutrient to the soil;

•	procure nutrient absorbing ability of the soil;

•	increase diseases resistant ability of the growing plants;

•	reduce plant diseases and the developments of insects;

•	multiply the growth of micro-organism and natural bacterial; and

•
reduce the usage of chemical fertilizer and improves the economic benefit of the chemical fertilizer. (In this respect, it is because of the use of bio-organic fertilizer will improve the soil’s overall ability to the absorb nutrients more consistently and easily, such that within a period of six months after the application of the bio-organic fertilizer, the soil in general will start to show the benefit and in the position to use less chemical fertilizer, the exact reduced usage quantity of chemical fertilizer is usually subject to how poorly the soil have been demanded by the pro-long usage of chemical fertilizer in the past, however it is evidenced frequently that the saving could be measured anyway from 30% up to 60% within a year cycle after the application of bio-organic fertilizer.)

The Physical Development Plan on Sanjiang A Power’s Property

At present, Sanjiang A Power’s property consists of over 170 mu (or the equivalent of 122,200 mІ) of land, on which there is over 21,000 mІ of built up areas provided for in 39 buildings with an average size of about 538 m2 each (“Property”). This Property was used as an army railway station previously, and therefore they were built to last for decades and all basic infrastructures (i.e. underground water connections, electrical connections, communication connections, fencings, internal roads, drainages etc) were provided in the land to service the property.

The Business Development Plan of Sanjiang A Power

Sanjiang A Power will have the final capacity to fatten up to 5,000 heads of beef cattle per year based on the growth period of 6 months per head within Sanjiang A Power’s existing property, meaning the maximum housing facility will be at 2,500 heads at a six months interval.

We anticipate that in Year 3 Operation, Sanjiang A Power will need to have enough external breeders to help rear the extra 5,000 heads of beef cattle projected for Year 3 Operation. Sanjiang A Power’s strategy plan for the fattening of beef cattle operation is that, within Year 2 Operation, fattening operation within its own property will be leased out to the regional farmers on following terms and conditions :

•
Our cattle houses (22 of them) will be leased out to the regional farmers who will have the option to lease up to 4 houses at a time, such that they will supply their own young cattle for fattening and they will manage their respective operations.

•
We will provide all associated in-house facilities and services (i.e. veterinary service, utilities, laboratory analysis, ration and nutrient formulated mixing machines, etc.), supply the livestock feed, and marketing of their grown up beef cattle (“the Farmers’ cost”).

•
The breeders will grant us the first option to buy all grown up cattle stocks from them and in the event that they decide to sell to other buyers, such sales will be conducted through our account so that the Farmers’ cost will be deducted from the proceeds of sales.

By Year 3 Operation, it is anticipated that a similar concept will be adopted with the external breeders. However, the selected external breeders must build their cattle houses in accordance with our designs and guidelines and manage the grow-out operation under our designed management system to be qualified. We plan to grant financial assistance to the qualified breeders, if necessary. Currently our cattle houses are built in accordance with the designs as advised by some of country’s cattle growing professionals from the Agricultural Department and the Research and Development Department of the PRC Government. Such designs are believed by us to be the best designs for cattle houses suitable for the Qinghai Province. Our module of operation is designed to enhance economic benefits to the regional farmers and growers and the local communities as a whole, as evidenced by our trials recorded from November 2009 to March 2010, for instance:

•	The regional farmers planting wild wheat, wild peas and wild pastures can now increase their yearly yield from 1.25 tons per mu to 4.5 tons per mu by using our organic fertilizer.

The regional cattle fattening farmers and growers who were used to grow one head of cattle from weaning to about 500 kg body weight within a period of 4.5 years and a head of sheep to 45 kg body weight within 2.5 years can now do it within 9 months by using our live stock feed.

•
The regional dairy farmers who were used to get an average of about 1.5 tons (or 1500 kg) of fresh milk from one head of cow per year based on maximum milking day of 180 days per year (due to long winter spell in Qinghai Province) can now get an extra 450 kg of milk per year using our livestock feed to feed right through the winter to maximize the milking days to 300 days per year.

Potentially, once our modules are fully implemented in the Huangyuan County, we believe that it will have significant impact on the communities of the Qinghai Province (a North Western region of China) as a whole if one were to consider that Huangyuan County, being just a very small County of Qinghai, it is growing an average of 55,000 heads of cattle and milking cows collectively per year while the whole of Qinghai County is estimated to have more than 2.5 million heads of cattle and milking cows growing on an annual basis in all of its districts. Recently the Huangyuan Government has just completed a road bypassing the main city center of Huangyuan, thereby leading the regional traffic to the surrounding borders of the property. Therefore, the Sanjiang A Power’s property is accessible by good freeway connection.

Subsidiary V.

Tri-way Industries Limited:

Tri-way Industries Limited (“Tri-Way”), a company incorporated in Hong Kong the Special Administrative Region of the PRC and a 100% owned subsidiary of the Company, by an agreement dated November 12, 2008, purchased the license to use and exploit the intellectual property of a technology and method for the manufacturing of livestock feed for the consumption of beef cattle, cows, sheep and other animals, known as “Zhi Wu Jie Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” (Stock Feed Manufacturing Technology) (“SFMT”) registered under the Patent Number “ZL2005 1 0063039.9” under the Invention Patent Certificate No: 3297232 issued by National Registry of Intellectual Property of China, from Mr. Shan Dezhang, the inventor of SFMT. The consideration for the purchase amounting to U.S.$8,000,000.00 was satisfied by cash payment of $4,500,000, which was paid on December 18, 2008, and the balance of U.S.$3,500,000 were to be paid either by cash payment or by issuance of our shares at our discretion in three tranches as follows:

•	1st tranche of U.S.$1,000,000 on or before December 31, 2009, which was paid on December 28, 2009;

•	2nd tranche of U.S.$1,000,000 on or before December 31, 2010; and

•	3rd tranche of U.S.$1,500,000 on or before November 11, 2012.

If any of the payments is settled by way of issuance of shares, the shares issued will be valued at a three months weighted average of the OTCB Pinksheets price index counting backward from the date of settlement. (Subsequently all three tranches were fully paid on or before December 31, 2010 by the issuance of shares at an average price of US $0.75 / share).

Tri-way intends to generate operation revenues by engaging in following operations:

Sales of the following types of consulting services relating to SFMT:

•	Engineering designs of the livestock feed manufacturing factories;

•	Engineering designs of the factories’ plants and equipment;

•	Designs of various lay-out plans for the said factories and equipment;

•	Management of the related operation; and

•	Training of personnel of the related operation.

Tri-way has not generated any revenues through these services.

In addition, we also anticipate that Tri-way will generate revenues through participation in a fish farm project to be developed in the City of Enping, Guangdong Province, under the supervision and consultancy of Capital Award using the APT RAS, by taking up to 25% equity interest in a newly formed SFJVC for the purposes of development, operation and ownership of the fish farm.

SFMT, the Technology

Traditionally in China, livestock feed for cattle, sheep and cows is processed and stored in the following manner:

•	Field-cropped grass, corns, or other similar materials are cut and sun cured in the fields;

•	Raw materials are then transported to processing locations for further processing

•	Raw materials are finely cut and mixed together then stored in open concrete yards; or

•	Raw materials are compacted into various sharps and forms such as pellets, cubes, or square blocks, and then stored.

The large concrete yards to store the livestock feed have little economic efficiency due to its high cost of construction, constant costs in their maintenance and upkeep and exposure to seasonal weather variation that causes deterioration to the quality of the livestock feed. Feed stored in this traditional manner is subject to the following problems:

•	Unsafe for consumption due to high count of bad bacteria;

•	Poor to taste due to high content of bad bacterial and rough to feel;

•	Non-uniform quality and generally low in nutrient, low in protein and vitamins with high fiber;

•	Poor digestibility usually evidenced by animal dropping.

This can result in adverse economic impacts through waste of natural resources and losses of animals through sickness and diseases enhancing higher cost of production.

Using our technology, we intend to produce two types of livestock feed through SFJVCs’ operations, and currently with Sanjiang A Power, for the China markets:

•	Type One is a more general application type of livestock feed suitable for beef cattle and sheep; and

•
Type Two is special ration designed for dairy cows that consists of various grades adaptable to various stages in the life of dairy cows from the time of pregnancy, carrying period with calves to three months old, weaning of the calves to they are six months old, and continued milking period of the calves until they reproduce.

Manufacturing of Type One Livestock Feed

Unlike the raw materials used in the traditional process, the raw materials we use will consist mainly of crop wastes such as corn stems without the corn, wheat sterns without the wheat, sunflower stems without the sunflowers, peanut leaves without the peanuts and sugar beets leaves without the sugar beets.

These raw materials will be finely cut and put through a number of aging and fermentation processes. Thereafter, the end materials will be packed and sealed in air-tight and weather proof packaging ready for storage.

The Type One feed is designed to help to:

•	reduce sickness in animal;

•	increase milking life span of cows;

•	reduce mortality rate of animals;

•	increase birth rate of cattle and sheep;

•	increase milk productivity of the cows;

•	increase weight gain in cattle and sheep; and

•	improve quality of the milk produced by cows.

Manufacturing of Type Two Livestock Feed

Initially, we intend to test Type Two livestock feed on small demonstration farms that may be owned by the SFJVCs or contracted with local farmers to demonstrate the economic viability of using Type Two livestock feed in the dairies. The first batch of demonstration farms are being constructed in Sanjiang A Power’s Huangyuan project.

Government Approvals

We do not require any authorizations from any Government authorities to sell our sublicenses of our stock feed manufacturing technology and associated services.

Tri-way’s future business

In January 2010, Pan Shi Fang and Deng Jie Min (“Chinese Businessmen”) and Capital Award haves entered into a Consulting Service Agreement (“the Consulting Service Agreement”), wherein Capital Award would supply the equipment and provide consulting services for the installation and construction of the fish farm and the related supporting services in Enping City, Guangdong Province of the People’s Republic of China. It was a term of the Consulting Service Agreement that the parties thereto would form a sino foreign joint venture company (SFJVC) to own and operate the fish farm, and that Capital Award would have the right to nominate its associate company or a company within its group of companies to substitute Capital Award as a party to the SFJVC. Upon the nomination of Capital Award, Tri-Way entered into a joint venture agreement with the Chinese Businessmen to incorporate SFJVC to be named as Enping City Bi Tao A Power Fishery Development Co., Ltd. to own and operate the fish farm in accordance with the terms and conditions as prescribed therein. The documents related to the application for setting up of the SFJVC as provided in the joint venture agreement has been finalized by the Chinese party’s lawyer, and the above mentioned application was submitted to the relevant Authorities on October 29, 2010.

Principal terms and conditions of the aforesaid joint venture agreement are as follows:

•	The parties thereto shall share the indebtedness, risks and losses of the SFJVC as well its profit in accordance with their respective equity interest ratio in the SFJVC.

•
The tenure of the SFJVC shall be for a period of 50 years. The SFJVC’s Board of Directors may decide to extend the tenure of the SFJVC by applying to the China Business Registration Department (or its related authorized approving authority) within 6 months from day of expiry thereof.

•
The total investment capital of the SFJVC shall be US $5 million to be invested over a period of 5 years, whereas the Registered Capital of the SFJVC shall be US $100,000 for the first year and be increased gradually to US $5 million by the fifth year subject to the decision made by the Board of Directors of the SJVC at the time.

•	The parties’ respectively registered capital contribution in the 5 years are as follows :

•
First Year: The Chinese Businessmen shall contribute US $75,000 in cash. However they will be allowed to convert some of the assets of the fish farm they have funded to equity. Tri-way shall contribute US $25,000 in cash.

•
From the second year onward, Tri-way shall have the option to increase its share of equity interest in the SFJVC, and the parties will contribute their share of equity stake (or to increase part of the SFJVC’s registered capital by means of converting the SFJVC’s assets) in accordance with the guidelines as shown in the Table below:

Additional shareholders paid-in capital will be funded in cash by Triway and by the Chinese businessmen in form of cash and / or by converting some of the assets in manner as described in the tables listed below:

First Year

Parties	Change of equity interest up to	Assets that may be converted	Maximum % that will be converted
Chinese Businessmen	75%	Cash	10%
		Plants and equipment	25%
		Properties	25%
		Land Use Right	10%
		Others	5%
		Total contribution of Chinese Businessmen	75%
Tri-way	25%	Cash	25%

Second Year Onward

Parties	Change of equity interest up to	Assets that may be converted	Maximum % that will be converted
Chinese Businessmen	25%	Cash	2.5%
		Plants and equipment	6.25%
		Properties	6.25%
		Land Use Right	2.5%
		Others	1.25
		Total contribution of Chinese Businessmen	25%
Tri-way	75%	Cash	75%

The responsibilities of the Chinese Businessmen:

1.	To pay their share of the Registered Capital on a timely manner.

2.	To apply to relevant Chinese Authorities in order to obtain the official approval, registration and business license for the incorporation of the SFJVC.

3.	To apply to the Land Authorities of China to obtain official approval of the Land Use Right of the project land.

4.
To introduce and to organize all local sub-contractors and contractors to carry out construction work relating to the scopes of civil engineering, designs, building and all other related matters for the SFJVC for the purpose of developing the fish farm.

5.	To introduce to and to organize all local suppliers and manufacturers for the SFJVC such that the SFJVC will be able to obtain supplies and manufacturing of plants and equipment for the fish farm.

6.
To apply to the customs authorities and to obtain import clearance for all imported plants and equipment of the fish farm and to arrange local transportation for the delivery of the imported plants and equipment to the project site.

7.
To introduce to and to organize all local contractors and sub-contractors for the SFJVC such that the SFJVC will be able to construct and to connect all basic infrastructure and utility services needed at the project site of the fish farm.

8.	To assist the SFJVC in recruiting Chinese management personnel, technical personnel, workers and other workers needed for its fish farm.

9.	To assist foreign workers and staffs of the SFJVC in their applications for entry visas, work permits and other associated local traveling arrangements.

10.	To co-ordinate other general necessities requested by the SFJVC from time to time during the development period of the SFJVC.

The responsibilities of Tri-way:

1.	To pay its share of the Registered Capital on a timely manner.

2.	To organize and to arrange supplies, purchases, delivery and related matters of all imported plants and equipment needed by the Fish Farm.

3.	To organize and to arrange all transportation and related logistics needed for the importation of imported plants and equipment for delivery to the appropriate sea port in China.

4.	To provide qualified technical supervisors, personnel and inspectors for the installation and commissioning of all plants and equipment of the fish farm.

5.	To provide training to the personnel and workers needed for the operation of the fish Farm.

6.
Being the Master license holder of the AP Technology, Tri-way shall ensure that the performance of the Fish Farm (including but not limiting to the productivity and durability of the Fish Farm) will be reached within the targeted schedule.

7.	To assist the SFJVC in other matters related to the Fish Farm Development works as and when requested by the SFJVC.

The Board of directors shall consist of 3 members; 1 appointee from Chinese Businessmen and 2 from Tri-way. The director appointed by Chinese Businessmen shall be made the Chairperson, whereas 1 director appointed by Tri-way shall be made the Deputy Chairperson. The tenure of the Chairperson and the Deputy Chairperson shall be 3 years, renewable at the discretion of the appointing party.

Intellectual Property

We own a patented “Intellectual Property” namely “Zhi Wu Jei Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China. These patents were granted on 18 October 2008 for a duration of 30 years.

Agreements Concerning Livestock Feed involving

ENPING CITY JUNTANG TOWN HANG SING TAI AGRICULTURE CO. LTD.

Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement

An Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement between ENPING CITY JUNTANG TOWN HANG SING TAI AGRICULTURE CO. LTD. (“Enping Sing Tai”) and Mr. LIU XUESONG was entered into between the parties on March 21, 2011. The basis for the agreement was that

Enping Sing Tai intends to develop a sizeable beef cattle breeding farm Enping City, Guangdong Province of the PRC, utilizing and developing the locally available resources. Mr. Liu Xuesong is the expert and the inventor of a domestically developed premium beef cattle nutritional feed recipe and technology (“the said Technology”). Mr. Liu Xuesong shall provide technical services to Enping Sing Tai on the organic premium beef cattle breeding technology and product development. Both parties shall jointly notify the State on the deployment of said Technology in any development projects in any provincial cities and collectively promote such development projects and the advancement of the said Technology, in order to attain mutual benefit on a win-win basis in development of value added agricultural products.

The rights and obligations of Enping Sing Tai are:

1.
Mr. Liu Xuesong shall provide the said Technology and its related feed recipe to Enping Sing Tai in accordance with the progress of the transfer of the said Technology, and shall transfer the intellectual property rights to the said Technology exclusively to Enping Sing Tai, and thereafter Mr. Liu Xuesong shall cease to be entitled to the intellectual property rights of the said Technology.

2.	Enping Sing Tai has the right to transfer or grant the right to use the intellectual property rights of the said Technology to any third parties.

3.	Enping Sing Tai shall have the right to advertise and sell the products, so produced utilizing the said Technology, in packaging bearing the descriptive words “Fragrant Beef” thereon.

4.
The Parties are to ensure the quality of raw material procured, and to work together under the premise that the Parties shall strive to reduce the cost of production of the premium beef products and improve the competitiveness and economic benefits of the products.

5.
Enping Sing Tai is obliged to supply updated market information and timely feedback to Mr. Liu Xuesong, to enable Mr. Liu Xuesong to adjust the recipe of the feed or to dispatch technical personnel to provide technical services to the relevant market.

6.	Both parties agree that the transfer fee for this transaction shall be settled by way of RMB 100,000 in cash and 100,000 units of the shares of Sino Agro Food, Inc. (“SIAF”).

7.
Payment Terms: Enping Sing Tai shall pay a lump sum of RMB100,000 to Mr. Liu Xuesong as the transfer fee within 7 days from the date of signing of this Agreement. The balance of the transfer fee shall be settled by way of issuance or transfer of 50,000 units of SIAF’s shares on or before July 30, 2011 and another 50,000 units of SIAF’s shares on or before April 15, 2012.

The rights and obligations of Mr. Liu Xuesong are:

1.	Mr. Liu Xuesong shall not transfer or disclose the intellectual property rights to the said Technology and the related feed recipe to any other party.

2.
Mr. Liu Xuesong shall formulate the appropriate recipe for the feed and breeding technique for organic premium beef cattle in accordance with the needs of the market as per Enping Sing Tai's request, and shall warranty the recipe for the feed conforms to the relevant requirement accorded to organic products, to ensure the texture and quality of the products are more superior than other like products in the country, and Mr. Liu Xuesong shall also adjust the recipe for the feed timely according to the actual market’s condition in order to satisfy the needs of the consumers towards green organic products.

Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement

On March 25, 2011 an Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement was entered into between Enping Sing Tai and HANG YU TAI INVESTIMENTO LIMITADA (“Hang Yu”).

Upon the principles of strategic cooperation, and for the purpose of improving the competitiveness of Enping Sing Tai's said Technology and enhancing Hang Yu's economic benefits, the parties enter into this Agreement for the deployment of the said Technology, wherein Enping Sing Tai shall provide technical services to Hang Yu on the organic premium beef cattle breeding technology and product development. Both parties shall jointly notify the State on the deployment of said Technology in any development projects in any provincial cities and collectively promote such development projects and the advancement of the said Technology, in order to attain mutual benefit on a win-win basis in development of value added agricultural products.

The rights and obligations of Enping Sing Tai are as follows:

1.
Enping Sing Tai shall provide the said Technology and its related feed recipe to Hang Yu in accordance with the progress of the transfer of the said Technology, and shall transfer the intellectual property rights to the said Technology exclusively to Hang Yu, and thereafter Enping Sing Tai shall cease to be entitled to the intellectual property rights of the said Technology.

2.	Hang Yu has the right to transfer or grant the right to use the intellectual property rights of the said Technology to any third parties.

3.	Hang Yu shall have the right to advertise and sell the products, so produced utilizing the said Technology, in packaging bearing the descriptive words “Fragrant Beef” thereon.

4.
The Parties are to ensure the quality of raw material procured, and to work together under the premise that the Parties shall strive to reduce the cost of production of the premium beef products and improve the competitiveness and economic benefits of the products.

5.
Hang Yu is obliged to supply updated market information and timely feedback to Enping Sing Tai, to enable Enping Sing Tai to adjust the recipe of the feed or to dispatch technical personnel to provide technical services to the relevant market.

6.	Both parties agree that the transfer fee for this transaction shall be US $1,500,000 (equivalent to RMB9,675,000).

7.
Payment Terms: Hang Yu shall pay a lump sum of US $150,000 (equivalent to RMB967,500) to Enping Sing Tai as the transfer fee within 7 days from the date of signing of this Agreement. The balance of the transfer fee shall be settled by 3 installments as follows:

1st installment :	by cash US $450,000 (equivalent to RMB2,902,000) or 300,000 units of the shares of Sino Agro Food, Inc. (“SIAF”), or part cash part shares, on or before July 30, 2011;

2nd installment :	by cash US $450,000 (equivalent to RMB2,902,000) or 300,000 units of the shares of SIAF, or part cash part shares, on or before December 31, 2011; and

3rd installment :	by cash US $450,000 (equivalent to RMB2,902,000) or 300,000 units of the shares of SIAF, or part cash part shares, on or before March 31, 2012.

The rights and obligations of Hang Yu are as follows:

1.	Enping Sing Tai shall not transfer or disclose the intellectual property rights to the said Technology and the related feed recipe to any other party.

2.
Enping Sing Tai shall formulate the appropriate recipe for the feed and breeding technique for organic premium beef cattle in accordance with the needs of the market as per Hang Yu's request, and shall warranty the recipe for the feed conforms to the relevant requirement accorded to organic products, to ensure the texture and quality of the products are more superior than other like products in the country, and Hang Yu shall also adjust the recipe for the feed timely according to the actual market’s condition in order to satisfy the needs of the consumers towards green organic products.

Business Synergies: The interrelationship of the activities of our various subsidiaries:

Our three technologies, including the Enzyme technology developed by Sanjiang A Power in 2009 and designed for the manufacturing of bio-organic fertilizer and livestock feed coupled with the A-Power Technology and the Stock Feed Manufacturing Technology give us the potential to develop a number of synergistic opportunities for our existing and potential future business activities.

A-Power Technology for fish farming – Capital Award

Capital Award holds a Master License for A-Power Technology, or “APT,” which is a fish growing system and technology including the designs of A-Power Integrated Water Treatment System covering all related parts and components and the A-Power farm operation’s management systems and procedures. Infinity Environmental Group, or Infinite, an Australian company, is the inventor and developer of the APT Technology. We were granted our Mater License by Infinite for the territory of China on August 1, 2005 for term of 55 years originally that was amended to 60 years in an supplementary agreement on December 19, 2005.

This technology can be applied in the business operation of future SFJVCs in which we will have an interest.

At the same time, all insoluble wastes from the fish farms will be collected and processed into one of the raw materials needed for the manufacturing of fertilizer that will be applied in our HU plantations and other cash crops that the HU plantations or Sanjiang A Power will crop in future.

In addition, we intend to establish and develop distribution centers in countries where we shall sell the fish raised in our farms, and they will also act as distribution centers for the HU plant product of Hang Sing Tai Agriculture Development Co. Ltd. and the beef and beef products of Sanjiang A Power.

The Enzyme Technology for Livestock Feed & Bio-Organic Fertilizer – Sanjiang A Power

Sanjiang A Power, as the owner of this invention, will apply this technology in the business operation of future SFJVCs in which we will have an interest.

SFMT, the Stock Feed Manufacturing Technology – Tri-way

Tri-way owns a patented SFMT, the Stock Feed Manufacturing Technology, registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China, for the manufacturing of livestock feed designed and applied for the consumption of beef cattle, cows, sheep and other animals.

This technology is being applied in the business operation of Sanjiang A and will be applied in the business operation of future SFJVCs in which we will have an interest.

Capital Award has over the years improved and refined the application of the A-Power Technology, in particular the design and functionality of the component parts and equipment, to the extent that the present form of A-Power Technology is very much different from its original form, although it is still named as A-Power Technology. Capital Award has control over the manufacturing rights to its re-designed plants and equipment, including some of the parts and components. Therefore, it is no longer valid whether the original tenure of the Master License obtained was for 60 years or more, as Capital Award in fact is the inventor and designer of the present form of A-Power Technology and the essential plants and equipment.

It is the same scenario for the Stock Feed Manufacturing Technology, as evidenced by the fact that in as short span of time in its application, Sanjiang A Power already managed to develop the new Enzyme Technology, the introduction of which has brought changes to the livestock feed manufacturing method.

The Result of the Synergistic Operation:

The Company’s ultimate aims and directions are as follows:

•
To produce uniform and high standard of quality “Organic Food” in efficient and economically manner, supported by sustainable markets to meet the middle income population of China as well as other Asian countries.

•	To bring the farmed produce and products directly from farms to the end consumer’s markets, thus providing more efficient services and cost saving benefits to the end consumers as a whole.

•	To bring better economic benefits to the farmers and growers, thus improving their living standard and bringing economic benefits to the communities as a whole.

Our bio-organic fertilizer will start the food chain in the right direction by re-conditioning the soil to organic soil to produce organic produce, which will be fed to the animals to produce organic end produces or products.

All these chains of operation will be under the roof of our Company such that we shall be able to have quality and quantity of production controlled to ensure uniform and high quality standard of the end produce and products, made possible by the application of our technologies.

Regulatory Environment in China:

China is in a state of transition, transitioning from a planned economy to a market economy. While the Chinese government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the Chinese government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the Chinese government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating revenues may be reduced by changes in China's economic and social conditions as well as by changes in the policies of the Chinese government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

China’s legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

We are subject to many general regulations governing business entities and their behavior in China and in any other jurisdiction in which we have operations. In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to export our products to certain countries and regions, such as Japan, South Korea and Hong Kong, which would limit our international expansion.

We are subject to the law on foreign investment enterprises in China, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly owned subsidiary and its officers and directors. Additionally, we are also subject to varying degrees of regulations and permit system by the Chinese government.

Regulation of Sino-Foreign Joint Venture Companies in China

We are conducting and intend in the future to conduct some of our business operations in China through ownership interests in Sino-Foreign Joint Venture Companies.

A Sino-Foreign Joint Venture Company (SFJVC) is a joint venture between a Chinese and a foreign company within the territory of China. The Chinese company usually provides the labor, land use rights and factory buildings, while the foreign company brings in the necessary technology and key equipment, as well as the capital. This joint venture is based on a cooperative joint venture contract in which matters like the terms of cooperation, the division of earnings, the ownership of property upon the termination of the contract term of the SFJVC, the sharing of risks and losses, and other matters governing the operations of the SFJVC are set forth.

A SFJVC is entitled to all tax benefits and incentives granted by the China Government to domestic entities in the agricultural industry. Thus, operating as an SFJVC allows us to take advantage of China Government agriculture industry exemptions including:

•	No income tax

•	No value added tax, subsidizes in transportation within the country

•	No import tax on imported plants and equipment

•	Rebate of development capital calculated up to 33% of development assets

•	Advantageous loans with no interest or fixed terms of repayment

•	“Land Usage Rights” being accepted as collateral that can be pledged against bank borrowings

The foreign partners of the SFJVCs are allowed by the Foreign Investment Department of China to repatriate their investment capitals and returns.

The application of the formation of any SFJVC must be submitted to and approved by 15 authorities of the local County and Provincial government that require different kind of information must be compiled in accordance with all local laws and regulation, as follows:

Provincial Government departments covering:

•	Environmental

•	Business Registration

•	Foreign Investment and Trade

•	Foreign Exchange Control

•	Finance

•	Commerce and Business

•	Statistic and Records

•	Customs

•	Land

•	Taxation

County Government bodies covering:

•	Town Planning

•	Business and Commerce

•	Land Development

•	Health

Regulations Concerning Land Ownership and Usage in China

Under the 1982 Constitution, urban land in China is owned by the State and collectives own the rural land. Since the local and central governments administer the rural collectives, it can be construed that all land ownership is under control of the State. However, the Constitution's Amendment Act of 1988 to Article 10 adopted on April 12, 1988, states that a land use right may be transferred in accordance to law. Based on this statement, a land use right becomes divisible from land ownership, thus making land use right likely to be privatized. Individuals, including foreigners can hold long-term leases for land use. They can also own buildings, apartments, and other structures on land, as well as own personal property.

Real estate transfers in China take place in the form of transfer of right to use land. To obtain land-use rights, the land user must sign a land-grant contract with the local land authority and pay a land-grant fee up front. The grantee will enjoy a fixed land-grant term and must use the land for the purpose specified in the land-grant contract. Depending on the type and purposes of land use, the maximum term of a land grant ranges from 40 years for commercial usage, 50 years for industrial purpose, to 70 years for residential use.

The application of “Land Usage Right” on any leased land must be submitted to and approved by many authorities of the local and central government supported by a minimum of 80% of the signatories of its original land leasers who had leased the land from the government before they transfer the land to the new leasers.

Employees

The Table below shows our current employees for every sector of the businesses:

	SIAF China office and Capital Award	Intermediate holding companies	HST	ZhongXing [1]	SanJiang A Power	Total
Full Time
Administration
Management	8	2	3	8	8	29
Clerical	3	2	2	12	7	26
Sales	5	0	2	3	5	15
Non-Skilled	2	0	3	6	10	21
Operation	0	0	0	0	0	0
Management	3	0	2	6	5	16
Clerical	3	0	3	3	3	12
Skilled	6	0	3	80	35	124
Non-skilled	3	0	5	20	25	53
Part Time	0	0	0	0	0	0
Operation	0	0	0	0	0	0
Skilled harvesting	0	0	100	80	40	220
Non-skilled	0	0	12	12	8	32
Total	33	4	135	230	146	548

[1] Sold in February 2011

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

Rented Property:

1.
Address: Guangzhou City, Guangdong Province, P.R. China
Number of Square Feet: 2,300 ftІ
Name of Landlord: China Shine Property Development Co. Ltd.
Term of Lease: 5 years
Monthly Rental: RMB29,085 / month (or US $4,288 / month)

2.
Address: Huangyuan Town, Qinghai Province, P.R. China
Number of Square Feet: 1,257,795 ftІ
Name of Landlord: Huangyuan Government, Commercial and Trade Department.
Term of Lease: 5 years
Monthly Rental: Free

3.	Address: Enping City, Guangzhou Number of square feet: 2,178 ft Name of Land Lord: Enping City Water Work Authority Term of Lease: 7 years (expiry 31 March 2014) Monthly rental: US $430.

Adequate for current needs: Yes

Properties that we have “Land Use Right”:

1.	Address: Ba Langgou Village, Hebei Province Number of acres: 26.40 acres Date of Grant: March 18, 2006 Duration of land use rights: 30 years

2.	Address: Seventeen Channels Village, Hebei Province Number of acres: 69.30 acres Date of Grant: September 12, 2007 Duration of land use rights: 44 years

3.	Address: Seventeen Channels Village, Hebei Province Number of acres: 74.26 acres Date of Grant: September 12, 2007 Duration of land use rights: 44 years

4.	Address: Langwo Channels Village, Hebei Province Number of acres: 825. acres Date of Grant: August 01, 2007 Duration of land use rights: 60 years

5.	Address: Langwo Channels Village, Hebei Province Number of acres: 990.10 acres Date of Grant: August 01, 2007 Duration of land use rights: 70 years

6.	Address: ZhangMutou,YanE Village, LiangXi Town, Guangdong Province Number of acres: 0.298 acres Date of Grant: March 04, 2007 Duration of land use rights: 60 years

7.	Address: DongGongPingTang,YanE Village, LiangXi Town, Guangdong Province Number of acres: 5.738 acres Date of Grant: March 04, 2007 Duration of land use rights: 60 years

8.	Address: Western to ChuLuo,YanE Village, LiangXi Town, Guangdong Province Number of acres: 2.348 acres Date of Grant: March 04, 2007 Duration of land use rights: 60 years

9.	Address: North to SaoYiMing, YanE Village, LiangXi Town, Guangdong Province Number of acres: 13.968 acres Date of Grant: March 04, 2007 Duration of land use rights: 60 years

10.	Address: South to PaiZi and ChunZi, YanE Village, LiangXi Town, Guangdong Province Number of acres: 5.478 acres Date of Grant: March 04, 2007 Duration of land use rights: 60 years

11.	Address: ZhangMutou, Enping City, Guangdong Province Number of acres: 16.80 acres Date of Grant: March 04, 2007 Duration of land use rights: 60 years

12.	Address: DongChuLu, Enping City, Guangdong Province Number of acres: 18.85 acres Date of Grant: March 04, 2007 Duration of land use rights: 60 years

13.	Address: Western to SaoYi Lang, Enping City, Guangdong Province Number of acres: 13.97 acres Date of Grant: March 04, 2007 Duration of land use rights: 60 years

14.	Address: South to XiangZiZhi Zi, Enping City, Guangdong Province Number of acres: 5.49 acres Date of Grant: March 04, 2007 Duration of land use rights: 60 years

15.	Address: YanE Village LiangXi Town, Guangdong Province Number of acres: 54.79 acres Date of Grant: September 12, 2007 Duration of land use rights: 60 years

16.	Address: Shanxiang School YanE Village, LiangXi Town, Guangdong Province Number of acres: 8.33 acres Date of Grant: August 10, 2007 Duration of land use rights: 60 years

17.	Address: NiuyantanDaiwan Village, JunTang Town, Guangdong Province Number of acres: 28.88 acres Date of Grant: September 12, 2007 Duration of land use rights: 60 years

18.	Address: Yi Dui Sheng Feng Kuang, Huang Bi District, Niu Jiang Town, Guangdong Province. Number of acres: 3.59 acres Date of Grant: January 01, 2008 Duration of land use right: 60 years

19.	Address: Er Dui Sheng Feng Kuang, Huang Bi District, Niu Jiang Town, Guangdong Province. Number of acres: 12.89 acres Date of Grant: January 01, 2008 Duration of land use right: 60 years

20.	Address: San Dui Sheng Feng Kuang, Huang Bi District, Niu Jiang Town, Guangdong Province. Number of acres: 6.25 acres Date of Grant: January 01, 2008 Duration of land use right: 60 years

21.	Address: Lian Dui Sheng Feng Kuang, Huang Bi District, Niu Jiang Town, Guangdong Province. Number of acres: 10.96 acres Date of Grant: January 01, 2008 Duration of land use right: 60 years

22.
Location: Guangdong Province, Enping City, Liangxi Town，Yane Shang Chong Village, east of the village Namdu village areas (formerly sugar cane farm)
Number of acres: 415.80 acres
Date of Grant: February 22, 2011
Duration of land use right: 26 years

23.
Address: Guangdong Province, Enping City, Liangxi Town，Yane Nandu Village (hereinafter called "the Landowner"), east of the village at Tongwali, neigbouring the ponds, Shatiangang, both sides of the road, Chuanyaodeng, Shadu areas (formerly sugar cane farm)

Number of acres: 1702.27 acres Date of Grant: February 22, 2011 Duration of land use right: 26 years

24.	Address: Guangdong Province, Enping City, Liangxi Town，Yane Xiaoban Village Number of acres: 522.14 acres Date of Grant: February 22, 2011 Duration of land use right: 26 years

Land Use Rights All lands held under “Land Use Right” are zoned agriculture lands, as such and under current Land Law of China, these lands are not allowed to be used for any other purposes (i.e. industrial or residential or commercial development) except for the purpose of agriculture development.

All improvements to the lands and development of non-cultivated facilities (i.e. storages, plants and machinery buildings, primary workshops, workers quarters, farm offices etc) thereon for the purpose of farm application are permitted and are regarded as “Temporary Built Up”, which are not subject to the current town planning and building laws and regulations of the district governments. Only the consent of the local village’s committee concerned is required for such purpose.

We do not intend to renovate, improve, or develop properties for any other purposes other than for the purpose of agriculture development. We are not subject to competitive conditions for real estate property development and currently we have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activity.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor do we have knowledge of any pending or threatened legal claims.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Since July 24, 2007, our Common Stock has been quoted on the Pink OTC Markets under the symbol “SIAF.PK.” Prior to that, our Common Stock was quoted on the Pink OTC Markets under the symbol “VOLG.PK.” The following table lists the high and low bid price for our Common Stock as quoted, in U.S. dollars, by the Pink OTC Markets during each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

	High	Low
October 1 – December 31, 2008	$0.64	$0.01
January 1 – March 31, 2009	$0.16	$0.01
April 1 – June 30, 2009	$0.75	$0.1
July 1 – September 30, 2009	$1.01	$0.5
October 1 – December 31, 2009	$1.27	$0.59
January 1 – March 31, 2010	$1.88	$1.07
April 1 – June 30, 2010	$1.31	$0.44
July 1 - September 30, 2010	$1.44	$0.47
October 1 – December 31, 2010	$1.80	$1.15

Holders of Our Common Stock

As of December 31, 2010 there were 5,263 shareholders of record holding shares of common stock.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have declared cash dividends of US $0.01 per each of our common stock on August 27, 2010 (our declaration date) with recorded date on August 31, 2010, and payment date will be on October 15, 2010. Subsequently the said dividends were fully paid as at October 15, 2010.

Stock Re-Purchases

We did not make any re-purchases of shares of our common stock during the fourth quarter of fiscal 2010 and we do not currently have any publicly-announced repurchase plans in effect.

Recent Sales of Unregistered Securities

Fiscal Year ended December 31, 2007

Date	Events	Shares issued	Price / share	Consideration received	# of Non-USA Investors	# of USA Investors
July 24, 2007	Issuance of shares for the Merger of CA and VOLG	32,000,000	0.617	19,739,157	62	0
Sept. 5, 2007	Issuance of shares for the acquisition of 100% equity in Macau Eiji Company Limitada	2,000,000	1.939	3,878,739	3	0
Sept. 5, 2007	Issuance of shares for the acquisition of 100% equity in HangYuTai Investmento Limitada	7,000,000	2.416	16,910,000	3	0
Sept. 5, 2007	Issuance of shares for the acquisition of 100% equity in Triway Industries Limited	1,000,000	2.25	2,250,000	8	0
Total for 2007		42,000,000		42,777,896

Fiscal Year ended December 31, 2008

No Shares of Common Stock Issued.

Fiscal Year ended December 31, 2009

Date	Events	Shares issued	Price / share	Consideration received	# of Non-USA Investors	# of USA Investors
Oct. 1, 2009	Shares sold	150,000	0.35	52,500	0	1
Nov. 25. 2009	Shares sold	150,000	0.35	52,500	0	1
Dec. 11 & 22 2009	Shares sold	315,000	0.35	110,250	0	1
Dec. 23, 2009	Common shares cancelled, (from Solomon Lee share account)	-875,000	-	0	0	0
Total for 2009		-260,000		215,250

Fiscal Year ended December 31, 2010

Date 2010	Events	Shares issued	Price / share	Consideration received	# of Non-USA Investors	# of USA Investors
(i) Issuance of shares in settlement of debts accrued under Promissory Notes
Jan.1 to 27		1,342,000	1.24	1,664,080	7	0
Feb. 10		780,000	1.20	936,000	1	0
March 12 to 19		2,625,000	1.19	3,123,750	3	0
April 15 to 27		1,055,000	1.10	1,160,500	4	0
May 13		800,000	0.525	420,000	2	0
May 14		350,000	0.525	183,750	2	0
June 10.		1,000,000	0.48	480,000	5	0
Total Issuance of shares in settlement of debts		7,952,000		7,968,080	24	0

(ii) Issuance of shares for employees’ compensation
May 4.		497,059	1.00	497,059	30	0

(iii) Shares being retired or voided [1]
Jan. 11, 2010 (Voided)		(150,002)	0	0	(2)	0
March 23, 2010 (Retired)		(2,000,000)	0	0	(1)	0
May 17, 2010 (Voided)		(40,000)	0	0	(2)	0
June 26, 2010 (Retired & transferred to Preference Series B shares)		(7,000,000)	1.00	(7,000,000)	(2)	0
Total shares being retired or voided		(9,190,002)		(7,000,000)
June 26, 2010 issuance of Preference Series A & B		7,000,100	1.00	7,000,100	3	0
Balanced issuance of shares for 1st half 2010		6,259,157		8,465,239

(iv) Issuance of shares in settlement of debts accrued under Tri-way Subsidiary

In July 2010		975,000	0.50	487,500
In August 2010		1,625,000	0.57	926,250	Collectively
In September 2010		1,380,000	1.50	1,497,300	1
In October 2010		790,855	1.27	1,004,386,3865
Total for debt settlements		4,770,855		3,915,436
(v) Issuance of common shares in settlement of debts due to third parties
In October 2010		566,145	1.27	719,004	1
In November 2010		1,172,000	1.50	1,758,000	1
Total for settlement of debts		1,738,145		2,477,004

(vi) Issuance of shares for workers’ compensation
In October 2010		22,500	1.50	33,750	3

(vii) Shares being retired
In October 2010		3,000,000	0	0

Balance as at December 31, 2010		55,474,136		50,884,475
June 26, 2010 issuance of Pref. Series B shares		7,000,000	1.00	7,000,000	3
June 26, 2010 Issuance of Pref. Series B shares		100	1.00	100
Total		62,474,236		57,884,575	136	5,123

[1] The definition for the voided transactions is when certificates that have wrongly spelled names being returned and canceled and in turn issued with replacements.

Note:

•	Total number of common shares issued = 55,474,136

•	Total number of Preference Series A shares issued = 100

•	Total number of Preference Series B shares issued and outstanding = 7,000,000

•	Total issuance of shares (including preference series A & B) shares = 62,474,236

•	Total consideration received = $57,884,575

•	Total number of non-USA investors = 135

•	Total number of USA investors = 5,123

•	Total number of shareholders = 5,259

•	Basic number of shares issued and outstanding = 55,474,136

•	Fully Diluted number of shares issued and outstanding = 62,474,136

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.

•	Restrictive legends were and will be placed on all certificates issued as described above.

•	The distribution did not involve general solicitation or advertising.

•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed Regulation S required restrictive legends on all certificates issued;

•	No offers or sales of stock under the Regulation S offering were made to persons in the United States;

•	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

EXPERTS

The Sourlis Law Firm and its Members have assisted us in the preparation of this Report and will provide counsel with respect to other legal matters concerning the Company and its securities law compliance. The Sourlis Law Firm has consented to being named as an expert in this Report.

Madsen & Associates CPA’s, Inc., our certified public accountants, have audited our financial statements included in this Report to the extent and for the periods set forth in their audit reports. Madsen & Associates CPA’s, Inc. has presented its report with respect to our audited financial statements. The report of Madsen & Associates CPA’s, Inc. is included in reliance upon their authority as experts in accounting and auditing.

DISCLOSURE OF COMMISSION POSITION OF
INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Our Certificate of Incorporation and Bylaws provide no director shall be liable to the corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except with respect to (1) a breach of the director’s duty of loyalty to the corporation or its stockholders, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) liability which may be specifically defined by law or (4) a transaction from which the director derived an improper personal benefit, it being the intention of the foregoing provision to eliminate the liability of the corporation’s directors to the corporation or its stockholders to the fullest extent permitted by law. The corporation shall indemnify to the fullest extent permitted by law each person that such law grants the corporation the power to indemnify.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors," "Special Note Regarding Forward-Looking Statements" and elsewhere in this Report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Sino Agro” in this Report collectively refers to the Company, Sino Agro Food, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The Private Securities Litigation Reform Act of 1995 is not available to us as a non-reporting issuer. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with an initial public offering.

Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulating statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We are an integrated developer, producer and distributor of organic produce and agricultural / aquacultural products of high quality standard, with our subsidiaries operating in China.

Currently we are generating revenues from four divisional businesses, namely:

•	The Dairy business, through a combination of Hang Yu Tai Investment Limited and ZhongXingNongMu Co. Ltd. [Sold in February 2011]

•	The Plantation business, through a combination of Macau Eiji Company Limited and Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd.

•	The Fishery business, through a combination of Capital Award Inc. and SIAF.

•	The Beef business , through a combination of Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. and Qinghai Sanjiang A Power Agriculture Co. Ltd.

Consolidated Results of Operations Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues

Revenues increased by $18,825,227 or 86.65% to $40,551,066 for the year ended December 31, 2010 from $21,725,839 for the year ended December 31, 2009. The increase was primarily due to higher fresh liquid milk prices and higher productivity of cows as they became more mature in the dairy’s operation and the increase of the number of milking cows. And in the Plantation operation, there were higher yield from the HU Plants when majority of them are reaching three years old (as explained in Overview above)

The following chart illustrates the changes by category from the year-ended December 31, 2010 to December 31, 2009.

Category	2010	2009	Difference
Fishery	$4,163,833	$726,702	$3,437,131

Dairy	29,632,300	18,087,972	11,544,328

Plantation	4,774,854	2,911,165	1,863,689

Beef	1,980,079	-	1,980,079

Totals	$40,551,066	$21,725,839	$18,825,227

Cost of Goods Sold

Cost of goods sold increased by $8,712,199 or 92.83% to $18,097,642 for the year ended December 31, 2010 from $9,385,442 for the year ended December 31, 2009. The increase primarily due to increase of sale’s revenue and reduction on direct production cost as our operations are gradually moving into the efficient economical scale of operation.

The following chart illustrates the changes by category from the year-ended December 31, 2010 to December 31, 2009.

Category	2010	2009	Difference
Fishery	$1,055,089	$-	$1,055,089

Dairy	14,366,437	8,579,738	5,786,699

Plantation	1,828,324	805,704	1,022,620

Beef	847,791	-	847,791

Totals	$18,097,641	$9,385,442	$8,712,199

The gross profit by category is as follows:

	Years-ended December 31,
Category	2010	2009
Fishery	3,108,744	726,702

	(75%)	(100%)

Dairy	15,265,863	9,508,234

	(52%)	(53%)

Plantation	2,946,529	2,105,461

	(62%)	(72%)

Beef	1,132,288	-

	(57%)	-

Depreciation and Amortization

Depreciation and amortization increased by $526,404 or 50.18% to $2,212,109 for the year ended December 31, 2010 from $1,685,705 for the year ended December 31, 2009. The increase was primarily due to the increase of depreciation of $1,574,977 for year ended December 31,2010from depreciation of $820,193 for the year ended December 31, 2009.

General and Administrative Expenses, and Interest Expenses

General and administrative expenses (including depreciation and amortization) increased by $699,477 or 24.53% to $3,551,561 for the year ended December 31, 2010 from $2,852,084 for the year ended December 31, 2009.  The increase was primarily due to increase on the overall general and administration expenses amounting to $3,551,561 during year ended December 31, 2010 from $2,852,084 for the year ended December 31, 2009 and the increase in depreciation & amortization charges of $244,177 for year ended December 31, 2010 from $101,485 for the year ended December 31, 2009.

Category	2010	2009	Difference
Office and corporate expenses	$1,649,563	$1,468,377	$(181,186)

Wages and Salaries	$1,403,102	$1,018,497	$(384,605)

Traveling and related lodging	$124,024	$76,636	$(47,388)

Motor vehicles expenses and local transportation	$54,697	$9,540	$(45,157)

Entertainments and meals	$39,090	$148,971	$109,881

Others and miscellaneous	$25,512	28,578	3,066

Depreciation and amortization	$244,177	$101,485	$(142,692

Sub-total	$3,540,165	$2,852,084	$(688,531)

Interest expenses	$354,140	$470,019	$115,879

Total	$3,809,879	$3,322,103	$(487,776)

In this respect, total depreciation and amortization amounted to $2,212,106 for the year ended December 31, 2010, out of which amount, $244,177 was booked under General and administration expenses and $1,967,929 was booked under cost of goods sold; whereas total depreciation and amortization was at $1,685,705 for the year ended December 31, 2009 and out of which amount, $101,485 was booked under General and Administration expenses and $1,584,220 was booked under cost of goods sold .

Income Taxes

There was no income tax payable in year ended December 31, 2010 and 2009.

Off Balance Sheet Arrangements

As of December 31, 2010, there is a long term loan debt guaranteed by a third party as shown in the notes to the financial bank loan in the audited financial statements.

OTHER SIGNIFICANT TRANSACTIONS THAT AFFECT CASH/LIQUIDITY:

Seasonal Factors Affecting our Operations

In China, winter season is from mid-November to mid-March. The Chinese lunar year holiday falls during this period in February each year. During the Chinese lunar holiday, Chinese workers take a 30-day holiday (although the Government’s official holiday period is for 10 days). The months of March and April are the times for ground preparation and seedling for the new season.

These seasonal factors have certain influences on our overall operations explained as follows:

The Dairy - We are able to produce a stable quantity of fresh liquid milk year round (i.e. non-stop milking on a daily basis during the year ) as our cows are on a rotational system where we maintain a number of “stand-by” cows to ensure consistent fresh liquid milk production. The raw materials for our livestock feed manufacturing sector are harvested and stored during September each year and sales occur primarily from October through December, which creates a large increase in sales revenue during the last quarter of the year.

The Plantation - The HU flowers’ harvesting season is from July to the end of October. During this time, the bulk of our freshly harvested flowers are dried and stored. Although the dried flowers are sold year round, the bulk of sales are from November to June each year. In general, we sell the dried flowers at their highest prices from April through June. During 2009, we did not have enough dried flowers to store and sell throughout the entire year and our harvest was sold by the end of December. However, our 2010 harvest was at 31.5 million pieces which is twice the volume of our 2009 harvest of 16.5 million pieces in 2009. This harvest of 31.5 million is still insufficient flowers to be processed into dried flowers to be stored and sold through to June 2011 to even out our annual sales through the year of 2011.

The Fishery – during 2010 we completed the construction of our first APM Fish Farm in China. We were unable to complete the construction sooner due to the following reasons:

(1)	Building costs and imported costs of plants and equipment were at their highest in China during 2008 and the early months of 2009.

(2)
It was not until after the first six months of 2009 that we finalized our investigations and tests to enable the manufacture of parts and components for our fishery plants and equipment. By waiting, we were able to experience substantial cost savings while obtaining durable quality standard components as compared to the imports.

(3)	It was not until recently that we were able to develop a management system that will provide enough security in our farm operation to protect our technology from being pirated.

As at December 31, 2010, we had no other significant transactions that may affect our cash / Liquidity other than the seasonal variation effects mentioned earlier and the effects stated herein: “The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.”

INCOME STATEMENT FOR THE YEAR ENDED 31DECEMBER 2010

	2010	2009
	$	$
Revenue	40,551,066	21,725,839
Cost of goods sold	18,097,641	9,385,442
Gross profit	22,453,425	12,340,397
General and administrative expenses	(3,540,166)	(2,852,084)
Net income from operations	18,913,259	9,488,313
Other income (expenses)
Other income	226,586	26
Loss on extinguishment of debts	(6,088,625)	-
Interest expense	(354,140)	(470,019)
Net income (expenses )	(6,216,179)	(469,993)
Net income before income taxes	12,697,080	9,018,320
Provision for income taxes	-	-
Net income	12,697,080	9,018,320
Less: Net income attributable to the non - controlling interest	(4,196,258)	(2,210,381)
Net income attributable to the Sino Agro Food, Inc. and subsidiaries	8,500,822	6,807,939
Other comprehensive income	.
Foreign currency translation gain	2,097,324	31,118
Comprehensive income	10,598,146	6,839,057
Less: other comprehensive income attributable to the non -controlling interest	(461,411)	(1,359)
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries	10,136,735	6,837,698
Earnings per share attributable to Sino Agro Food, Inc.
and subsidiaries common stockholders:
Basic	$0.16	$0.13
Diluted	$0.14	$0.13
Weighted average number of shares outstanding:
Basic	54,223,823	52,889,473
Diluted	61,223,823	52,889,473

Comparison for the years ended December 31, 2009 and December 31, 2010 presented with segments’ information and analysis

The revenue table for the years ended December 31, 2009 and December 31, 2010.

Year Ended December 31
2009
Fishery	$726,702
Dairy	$18,087,972
Plantation	$2,911,165
Beef	-
Total	$21,725,839

2010
Fishery	$4,163,833
Dairy	$29,632,300
Plantation	$4,774,854
Beef	$1,980,079
Total	$40,511,066

Seasonal Factors Affecting our Operations

In China, winter season is from mid-November to mid-March. The Chinese lunar year holiday falls during this period in February each year. During the Chinese lunar holiday, Chinese workers take a 30-day holiday (although the Government’s official holiday period is for 10 days). The months of March and April are the times for ground preparation and seedling for the new season.

These seasonal factors have certain influences on our overall operations explained as follows:

The Dairy - We are able to produce a stable quantity of fresh liquid milk year round (i.e. non-stop milking on a daily basis during the year ) as our cows are on a rotational system where we maintain a number of “stand-by” cows to ensure consistent fresh liquid milk production. The raw materials for our livestock feed manufacturing sector are harvested and stored during September each year and sales occur primarily from October through December, which creates a large increase in sales revenue during the last quarter of the year.

The Plantation - The HU flowers’ harvesting season is from July to the end of October. During this time, the bulk of our freshly harvested flowers are dried and stored. Although the dried flowers are sold year round, the bulk of sales are from November to June each year. In general, we sell the dried flowers at their highest prices from April through June. During 2009, we did not have enough dried flowers to store and sell throughout the entire year and our harvest was sold by the end of December. However, our 2010 harvest was at 31.5 million pieces which is twice the volume of our 2009 harvest of 16.5 million pieces in 2009. This harvest of 31.5 million is still insufficient flowers to be processed into dried flowers to be stored and sold through to June 2011to even out our annual sales through the year of 2011.

The Fishery – during 2010 we completed the construction of our first APM Fish Farm in China. We were unable to complete the construction sooner due to the following reasons:

(1)	Building costs and imported costs of plants and equipment were at their highest in China during 2008 and the early months of 2009.

(2)
It was not until after the first six months of 2009 that we finalized our investigations and tests to enable the manufacture of parts and components for our fishery plants and equipment. By waiting, we were able to experience substantial cost savings while obtaining durable quality standard components as compared to the imports.

(3)	It was not until recently that we were able to develop a management system that will provide enough security in our farm operation to protect our technology from being pirated.

Our Fishery’s operation only derived incomes from limited professional services during 2008 and 2009 assisting our China Developer Licensees to make certain improvements to their existing aquaculture farms and projects. Whereas, the said incomes might have been covering our fishery’s developing expenses during the interim but it certainly did not provide the group with any worthy earnings. However, our fishery operation is starting to generate higher positive incomes in 2010 earned from services rendered for the development of our first fish farm at Enping City and will eventually generate high earnings from the sales of fish starting in 2nd half of 2011for our group thereon.

Our Beef operation at Xining City started to generate sales revenues from Q3 2010 from the selling of its Bio-organic fertilizer and live-stock feed.

As such, currently all of our four businesses are generating incomes which are expecting to maintain a strong growth rate starting from the 2nd half of 2011.

At December 31, 2010, we had no other significant transactions that may affect our cash / Liquidity other than the seasonal variation effects mentioned earlier and the effects stated herein: “The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.”

Total Revenues (collectively from all operations) increased by $18,825,227 or 86.65% to $40,551,066 for the year ended December 31, 2010 from $21,725,839 for the year ended December 31, 2009. The increase was primarily due to the increased activities of and revenues generated from each of the businesses mentioned above.

The costs of goods table for the year ended December 31, 2009 and the year ended December 31, 2010.

	Year ended December 31
2009
Fishery		$-
Dairy	$8,579,738
Plantation	$805,704
Beef	$-
Total	$9,385,442

2010
Fishery	$1,055,089
Dairy	$14,366,437
Plantation	$1,828,324
Beef	$847,791
Total	$18,097,641

Cost of goods sold increased by $8,712,199 or 92.83% to $18,097,641 for the year ended December 31, 2010 from $9,385,442 for the year ended December 31, 2009. The increase primarily due to the increase on the Dairy’s production cost of dairy products and raw liquid milk and increases of costs on the other businesses due to increase of sales revenues respectively.

The gross profit table for the year ended December 31, 2009 and the year ended December 31, 2010.

Year ended December 31.
2009
Fishery	$726,702
Dairy	$9,508,234
Plantation	$2,105,461
Beef	$-
Total	$12,340,397

2010
Fishery	$3,108,744
Dairy	$15,265,863
Plantation	$2,946,530
Beef	$1,132,288
Total	$22,453,425

Gross Profit increased by $10,113,028 or 81.95% to $22,453,425 for the year ended December 31, 2010 from $12,340,397 for the year ended December 31, 2009. The increase primarily due to the increase of sales margin of the Beef, and the increase of sales activities and revenues on all other businesses of the Company.

Loss on extinguishment of debts

The Company entered several agreements with third parties to acquire land use rights and proprietary technology and agreed to settle of debts by exchange of shares of the Company at agreed price and time schedule. Loss of extinguishment debts are the amount of fair value of shares exchange over the amount of debts and that loss has no effects on cash flows, total assets and total liabilities.

Taxes

There was no income tax payable in both of the years ended December 31, 2009 and 2010.

Under new tax legislation of China beginning January 2008, the agriculture, dairy and fishery sectors are exempted from enterprise income taxes.

Liquidity and Capital Resources

At December 31, 2010, we had unrestricted cash and cash equivalents of $3,890,026, (see notes to the consolidated account), and our working capital as of December 31, 2010 was at $40,892,846

As of December 31, 2010, our total long term debts are as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long Term Bank Debts	$-	$3,776,435	$-	$	$3,776,435

Cash provided by operating activities totaled $11,311,452 for the year ended December 31, 2010. This compares with cash provided by operating activities of $4,670,864 for the year ended December 31, 2009. The increase in cash flows from operations primarily resulted from net cash provided by net income for the year after adjustments of non- cash items.

Cash used in investing activities totaled $111,045,516 for the year ended December 31, 2010. This compares with cash used in investing activities of $4,286,086 for the year ended December 31, 2009. The increase in cash used in investing activities primarily resulted from the purchase of property and equipment of $4,479,880, acquisition land use rights of $3,223,411, payment for construction in progress of $2,984,687 for the year ended December 31, 2010 from $4,286,886 for year ended December 31, 2009.

Cash provided by financing activities totaled $3,059,788 for the year ended December 31, 2010. This compares with cash provided by financing activities of $214,375 for the year ended December 31, 2009. The decrease in cash flows from financing activities primarily resulted from repayments of debt of $3,059,788 compares to the nil net movement repayments of debts in 2009.

Bank Loan

As of December 31, 2010, there is a long term loan debt guaranteed by a third party as shown in the notes to the financial bank loan in the audited financial statements.

Related Parties Transactions

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the year, the Company had the following significant related party transactions:

Name of related party:	Nature of transaction:
Mr. Rui Xiong He, director of Enping City Juntang Town Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company
Included in other payables, due to Mr. Rui Xiong He is $nil and $16,985 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Xiang Jun Fang, director of Enping City Juntang Town Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company
Included in other receivables, due from Mr. Xiang Jun Fang is $nil and $260,101 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.
Included in other payables, due to Mr. Xiang Jun Fang is $nil and $150,057 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Solomon Yip Kun Lee, Chairman
Included in due to directors, due to Mr. Solomon Yip Kun Lee is $926,196 and $nil as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.
Included in due from directors, Mr. Solomon Yip Kun Lee is $nil and $73,164 as of December, 31, 2010 and December 31, 2009, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Michael Bor Hann Chen, director and company secretary
Included in due from directors, due from Mr. Michael Bor Hann Chen is $nil and $38,228 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”), investee	Included in other payable, due to SJAP is $nil and $2,494 as of December, 31, 2010 and December 31, 2009, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd
Included in other payable, due to Mr. Xi Ming Sun is $213,223 and $nil as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.

Mr. YiLin Zhao, director of Qinghai Sanjiang A Power Agriculture Co., Ltd
Included in other payable, due to Mr. YiLin Zhao is $19,661 and $nil as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.

Notes: Banking Regulations and tax laws in China and the trading habit of the farming society are in general rather different to many other Western Developing Countries, (i.e. Maximum daily Cash withdrawn from banks is limited to RMB50,000. / consecutive day without having to go through regulatory application processes, a company is not allowed to issue paid-cheque to a person with its current bank account, in the agriculture sector, growers and suppliers would deal mainly in cash transactions and most of the taxes for goods sold and purchased are to be paid up-front by buying the tax coupons in advance and others etc.). It is due to these reasons, it is necessary for the company to keep certain cash balances under the accounts of respective directors to be able to operate efficiently.

The Company needs to bring cash directly to the farmers and some suppliers to buy material and other goods from the farmers as well as to buy some of capital expenditure items from suppliers (i.e.) building and construction materials and locally manufacturing plants and equipment. Usually cash are given to the Directors or advanced by the directors personally for these purposes. These cash transactions are being booked temporary under Director’s individual accounts as "due from directors" or when the goods or materials are being delivered, we booked in the said director’s account as “Due to the director", such that these type s of entries were primarily to make easier book keeping and that we don’t regard the referred transactions are personal loans to the directors for the purpose of Section 13(k) of the Exchange Act.

OTHER SIGNIFICANT TRANSACTIONS THAT AFFECT CASH/LIQUIDITY:

As of December 31, 2010, we had no other significant transactions that may affect our cash / Liquidity other than the seasonal variation effects mentioned earlier and the effects stated herein: “The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, PMH, MEIJI,JHST , HYT, ZX, and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation.

SIAF, CA, CS, CH, TRW, PMH, MEIJI, JHST, HYT, ZX, APWAM and SJAP are hereafter referred to as (“the Company”).

BUSINESS COMBINATION

The Company adopted the accounting pronouncements relating to business combination (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

NON - CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is primarily contained in ASC Topic “Consolidation”. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. The adoption of this standard has not had material impact on our consolidated financial statements.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods covered thereby. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realizability of deferred tax assets and inventory reserves.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. Service revenue is recognized when services have been rendered to a buyer by reference to stage of completion. License fee income is recognized on the accrual basis in accordance with the underlying agreements.

COST OF GOODS SOLD

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies.

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $nil and $nil for the years ended December 31, 2010 and December 31, 2009, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses which totaled $nil for the years ended December 31, 2010 and December 31, 2009, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and other comprehensive income as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,804,116 as of December 31, 2010 and $2,168,203 as of December 31, 2009. The balance sheet amounts with the exception of equity at December 31, 2010 and December 31, 2009 were translated at RMB6.62 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2010 and December 31, 2009 were RMB6.73 to $1.00 and RMB6.82 to $1.00, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

The standard credit period of the Company’s most of client is three months. The collection period over 1 year is classified as long term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2010 and December 31, 2009 are $nil.

INVENTORIES

Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows:

–	raw materials

–	purchase cost on a weighted average basis;

–	manufactured finished goods and work-in-progress – cost of direct materials and labor and a proportion of manufacturing overhead based on normal operation capacity but excluding borrowing costs; and

–	retail and wholesale merchandise finished goods – purchase cost on a weighted average basis.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the plant and equipment as a replacement only if it is eligible for capitalization. The assets’ residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at each financial year-end.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Milk cows	10 years
Plant and machinery	5 - 10 years
Structure and leasehold imp rovements	10 -20 years
Mature seed	20 years
Furniture, fixtures and equipment	2.5 -10 years
Motor vehicles	5 -10 years

An item of property and equipment is removed from the accounts upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on disposal of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in the consolidated statements of income in the period the item is disposed.

GOODWILL

Goodwill is an asset representing the fair economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment on an annual basis at the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment at the level of each reporting unit. The Company directly acquired three groups of companies, HYT, TRW and MEIJI. HYT is engaged in the dairy farm, TRW is engaged in the holding of proprietary technologies and MEIJI is engaged in Hu Plantation. As a result of these acquisitions, the Company recorded goodwill in the amount of $12,000,000. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

PROPRIETARY TECHNOLOGIES

The Company has determined that technological feasibility is established at the time a working model of products is completed. A master license of stock feed manufacturing technology was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Proprietary technologies are intangible assets of finite lives. Proprietary technologies are amortized using the straight line method over their estimated lives of 25 years. Management evaluates the recoverability of proprietary technologies on an annual basis of the end of the company’s fiscal year, or when impairment indicators arise. As required by ASC Topic 350 “Intangible – Goodwill and Other”, the Company uses a fair-value-based approach to test for impairment.

CONSTRUCTION IN PROGRESS

Construction in progress represents direct costs of construction as well as acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use.

LAND USE RIGHTS
Land use rights represent acquisition of land use right rights of agriculture land from farmers and are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is in the range from 30 years to 60 years. Land use rights purchase prices were determined in accordance with the 2007 PRC Government’s minimum lease payments of agriculture land and mutually agreed between the company and the vendors.

CORPORATE JOINT VENTURE

A corporation formed, owned, and operated by two or more businesses (ventures) as a separate and discrete business or project (venture) for their mutual benefit is defined as a joint venture.

Investee entities in which the company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the company’s share of the earnings or losses of these companies is included in net income.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740 "Accounting for Income Taxes". Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The provision for income tax is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principal, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

ASC 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.

POLITICAL AND BUSINESS RISK

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

EARNINGS PER SHARE

As prescribed in ASC Topic 260 “Earnings per Share”, Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

For the years ended December 31, 2010 and December 31, 2009, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.16 and $0.13, respectively. For the years  ended December 31, 2010 and December 31, 2009, diluted earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.14 and $0.13, respectively.

ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC Topic 220 “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments.

RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution.

STOCK-BASED COMPENSATION
The Company adopts both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50,“Equity-Based Payments to Non-Employees” using the fair value method. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or December 31, 2009, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended December 31, 2010 or December 31, 2009.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13,"Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition" or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

SHAREHOLDERS’ EQUITY

During the year ended December 31, 2009, the Company issued 615,000 shares of common stock for cash in the amount of $215,250.  On December 23, 2009, 825,000 shares of common stock were voluntarily cancelled by shareholders of the Company.

On various dates through January 1, 2010 to December 31, 2010, (i) 9,680,145 shares of common stock were issued for $10,445,084 at fair value ranging from $0.48 to $1.27 to settle debts due to third parties; (ii) 4,770,855 shares of common stock were issued for $3,915,436 at fair value ranging from $0.50 to $1.27 to settle debts due to proprietary technologies payable (iii) 2,190,002 shares of common stock were voided for $nil, (iv) 3,000,000 shares of common stock were retired for $3,000.

On March 22, 2010, the Company authorized 10,000,000 shares of Series B convertible preferred stock at $0.001 at par value. Series B convertible preferred stock is redeemable, the stockholders are not entitled to receive any dividend and voting rights but are entitled to rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were cancelled and the Compay issued 7,000,000 shares of Series B convertible preferred stock of $1 per share. The company has authorized 10,000,000 shares of Series B convertible preferred stock with 7,000,000 and 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.

Series A preferred stock stockholders:

•	are not entitled to receive any dividend;

•
vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Preferred Stock.

•
are entitled to rank senior over common stockholders , other class or Series B convertible preferred stockholders on liquidation. The company has authorized 100 shares of Series A preferred stock with 100 and 0 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively.

On May 4, 2010, the Company issued employees a total of 497,059 shares of common stock valued at fair value of $1.00 per share for $497,059 as stock based compensation. On October 30, 2010, the Company issued employees a total of 22,500 shares of common stock valued at fair value of $1.50 per share for $33,750 as stock based compensation. The Company recognized $530,809 of stock based compensation as this was the dollars amount of the service rendered to the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

SINO AGRO FOOD, INC. AND SUBSIDIARIES
(Incorporated in the State of Nevada, United States of America)

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

SINO AGRO FOOD, INC. AND SUBSIDIARIES

Madsen & Associates CPAs, Inc.

684 East Vine Street #3, Murray, UT 84107 PHONE: (801) 268-2632 FAX: (801) 268-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sino Agro Food, Inc.

We have audited the accompanying consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and December 31, 2009 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2010 and December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and cash flows for each of the years in the two year period ended December 31, 2010 and December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah
April 13, 2011

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009
	2010	2009
	$	$
ASSETS
Current assets
Cash and cash equivalents	3,890,026	2,360,587
Inventories	8,913,127	6,099,411
Deposits and prepaid expenses	14,229,711	10,189,266
Accounts receivable, net of allowance for doubtful accounts	12,803,771	6,869,505
Other receivables	3,967,680	1,885,491
Due from directors	-	112,267
Total current assets	43,804,315	27,516,527
Property and equipment
Property and equipment, net of accumulated depreciation	17,155,782	7,564,664
Construction in progress	2,231,475	5,995,939
Land use rights, net of accumulated amortization	16,829,410	13,769,496
Total property and equipment	36,216,667	27,330,099
Other assets
Goodwill	12,000,000	12,000,000
Proprietary technologies, net of accumulated amortization	7,287,883	7,634,635
Long term accounts receivable	8,459,044	9,338,477
License rights	1	1
Investment in unconsolidated corporate joint venture	-	242,669
Total other assets	27,746,928	29,215,782
Total assets	107,767,910	84,062,408
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	390,846	756,209
Due to a director	926,196	-
Dividends payable	210,262	-
Other payables	1,412,290	4,536,128
Short term debt	-	2,435,221
Total current liabilities	2,939,594	7,727,558
Other liabilities
Long term debt	3,776,435	4,401,002
Total liabilities	6,716,029	12,128,560
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value	-	-
(10,000,000 shares authorized, 0 share issued and outstanding as of December 31, 2010 and December 31, 2009, respectively)
Series A preferred stock: $0.001 par value	-	-
(100 shares authorized, 100 and 0 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively)
Series B convertible preferred stock: $0.001 par value)	7,000	-
(10,000,000 shares authorized, 7,000,000 and 0 shares issued and outstanding) as of December 31, 2010 and December 31, 2009, respectively)
Common stock: $0.001 par value	55,474	52,684
(100,000,000 shares authorized, 55,474,136 and 52,683,579 shares issued and oustanding as of December 31, 2010 and December 31, 2009, respectively)
Additional paid - in capital	58,586,362	43,704,723
Retained earnings	25,019,971	17,086,949
Accumulated other comprehensive income	3,804,116	2,168,203
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	87,472,923	63,012,559
Non - controlling interest	13,578,958	8,921,289
Total stockholders' equity	101,051,881	71,933,848
Total liabilities and stockholders' equity	107,767,910	84,062,408

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	2010	2009
	$	$
Revenue	40,551,066	21,725,839
Cost of goods sold	18,097,641	9,385,442
Gross profit	22,453,425	12,340,397
General and administrative expenses	(3,551,561)	(2,852,084)
Net income from operations	18,901,864	9,488,313
Other income (expenses)

Other income	226,586	26
Loss on extinguishment of debts	(6,077,230)	-
Interest expense	(354,140)	(470,019)
Net income (expenses)	(6,204,784)	(469,993)
Net income before income taxes	12,697,080	9,018,320
Provision for income taxes	-	-
Net income	12,697,080	9,018,320

Less: Net income attributable to the non - controlling interest	(4,196,258)	(2,210,381)
Net income attributable to the Sino Agro Food, Inc. and subsidiaries	8,500,822	6,807,939
Other comprehensive income
Foreign currency translation gain	2,097,324	31,118
Comprehensive income	10,598,146	6,839,057
Less: other comprehensive income attributable to the non - controlling interest	(461,411)	(1,359)
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries	10,136,735	6,837,698

Earnings per share attributable to Sino Agro Food, Inc.
and subsidiaries common stockholders:
Basic	$0.16	$0.13
Diluted	$0.14	$0.13
Weighted average number of shares outstanding:
Basic	54,223,823	52,889,473
Diluted	61,223,823	52,889,473

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Common stock Par value $0.001		Series A Preferred stock Par value $0.001		Series B Convertible Preferred stock Par value $0.001		Additional		Accumulated other	Non -
Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid - in capital	Retained earnings	comprehensive income	controlling interest	Total
	$		$		$	$	$	$	$	$
52,943,579	52,944	-	-	-	-	43,489,213	10,279,010	2,138,447	6,709,549	62,669,163
615,000	615	-	-	-	-	214,635	-	-	-	215,250
(875,000)	(875)	-	-	-	-	875	-	-	-	-
-	-	-	-	-	-	-	6,807,939	-	2,210,381	9,018,320
-	-	-	-	-	-	-	-	29,756	1,359	31,115

52,683,579	52,684	-	-	-	-	43,704,723	17,086,949	2,168,203	8,921,289	71,933,848
-	-	100	-	-	-	100	-	-	-	100
-	-	-	-	7,000,000	7,000	6,993,000	-	-	-	7,000,000

9,690,145	9,690	-	-	-	-	10,435,394	-	-	-	10,445,084

4,770,855	4,771	-	-	-	-	3,910,665	-	-	-	3,915,436
519,559	519	-	-	-	-	530,290	-	-	-	530,809

(7,000,000)	(7,000)	-	-	-	-	(6,993,000)	-	-	-	(7,000,000)
(5,190,002)	(5,190)	-	-	-	-	5,190	-	-	-	-
-	-	-	-	-	-	-	8,500,822	-	4,196,258	12,697,080

-	-	-	-	-	-	-	(567,800)	-	-	(567,800)

-	-	-	-	-	-	-	-	1,635,913	461,411	2,097,324
55,474,136	55,474	100	-	7,000,000	7,000	58,586,362	25,019,971	3,804,116	13,578,958	101,051,881

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	2010	2009
	$	$
Cash flows from operating activities
Net income for the year	12,697,080	9,018,320
Adjustments to reconcile net income to net cash from operations:
Depreciation	1,255,551	820,193
Amortization	956,555	865,512
Loss on extinguishment of debts	6,077,230	-
Common stock issued for services	530,809	-
Changes in operating assets and liabilities:
Increase in inventories	(2,813,716)	(900,170)
Increase in deposits and prepaid expenses	(4,040,445)	-
Decrease in due from directors	112,267	723,286
Increase in due to a director	3,403,200	-
Decrease in accounts payable and accrued expenses	(365,363)	(274,486)
Increase (decrease) in other payables	2,682,364	(85,551)
Increase in accounts receivable	(5,054,833)	(4,809,241)
Increase in other receivables	(2,082,189)	(687,874)
Net cash provided by operating activities	13,358,510	4,669,989
Cash flows from investing activities
Purchases of property and equipment	(4,479,880)	(1,414,336)
Investment in unconsolidated corporate joint venture	-	(242,669)
Acquisition of land use rights	(3,223,411)	(858,195)
Payment for construction in progress	(2,984,687)	(1,771,686)
Net cash used in investing activities	(10,687,978)	(4,286,886)
Cash flows from financing activities
Series A Preferred stock issued for cash	100	-
Common stock issued for cash	-	215,250
Proceeds from debts	-	2,435,221
Dividend paid	(357,538)	-
Repayment of long term and short term debt	(3,059,788)	(2,435,221)
Net cash (used in) provided by financing activities	(3,417,226)	215,250
Effects of exchange rate changes on cash	2,276,133	31,116
Increase in cash and cash equivalents	1,529,439	629,469
Cash and cash equivalents, beginning of year	2,360,587	1,731,118
Cash and cash equivalents, end of year	3,890,026	2,360,587
Supplementary disclosures of cash flow information:
Cash paid for interest	354,140	470,019
Cash paid for income taxes	-	-
Non-cash transactions:
14,461,000 shares of common stock were issued
for settlement of debts and proprietary technologies payable	14,360,520	-
5,190,002 shares of common stock were cancelled	-	-
519,559 shares of common stock issued for employee's compensation	519,559	-

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
Fiscal Year Ending December 31, 2010

1.	CORPORATE INFORMATION

Sino Agro Food, Inc. (“the Company”) (formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc.) Company”) is an International Business Corporation incorporated on October 1, 1974 in the State of Nevada, United States of America.

The Company was engaged in the mining and exploration business but ceased its mining and exploring business on October 14, 2005. On August 24, 2007, the Company entered into a Merger and Acquisition Agreement with Capital Award Inc. (“CA”) and its subsidiaries Capital Stage Inc. (“CS”) and Capital Hero Inc. (“CH”). Effective the same date, CA, a Belize Corporation, completed a reverse merger transaction with SIAF; a public shell. SIAF acquired all the outstanding common stock of CA from Capital Adventure, a shareholder of CA for 32,000,000 shares of the company’s common stock.

On August 24, 2007 the Company changed its name from Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. On December 8, 2007, the Company officially changed its name to Sino Agro Food, Inc.

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (“PRC”):

a)	Hang Yu Tai Investment Limited (“HYT”), a company incorporated in Macau, the owner of a 78% equity interest in ZhongXingNongMu Ltd (“ZX”), a company incorporated in the PRC;

b)	Tri-way Industries Limited (“TRW”), a company incorporated in Hong Kong;

c)
Macau Eiji Company Limited (“MEIJI”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a PRC corporate Sino-Foreign joint venture.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foregin joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), a company incorporated in the PRC with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited. (“PMH”), a company incorporated in Hong Kong with a 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foregin joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd (“SJAP”), incorporated in the People’s Republic of China of which PMH owns a 45% equity interest. The remaining 55% equity interest in SJAP is owned by the following entities:

•	Qinghai Province Sanjiang Group Company Limited (English translation) (“Qinghai Sanjiang”), a company owned by the PRC with major business activities in the agriculture industry; and

•	Guangzhou City Garwor Company Limited (English translation) (“Garwor”), a private limited company incorporated in the PRC, specializing in sales and marketing.

•
SJAP is engaged in the business of manufacturing bio-organic fertilizer, livestock feed and development of other agriculture projects in the County of Huangyuan, in the vicinity of the Xining City, Qinghai Province, PRC.

1.	CORPORATE INFORMATION (CONTINUED)

In September, 2009, the Company carried out an internal re-organization of its corporate structure and business, and formed a 100% owned subsidiary A Power Agro Agriculture Development (Macau) Limited (APWAM) which was formed in Macau. APWAM then acquired PMH’s 45 % equity interest in SJAP. By virtue of the Assignment, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On September 9, 2010, application was made by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance.

On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The aforesaid sale and transfer was approved by the State Administration for Industry And Commerce of Xining City Government of the People’s Republic of China. As a result, SJAP was owned by APWAM with a 45% interest and Garwor with a 55% interest.

The Company’s principal executive office is located at Room 3711, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC 510610.

The nature of the operations and principal activities of Sino Agro Food, Inc. and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2 REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of ownership interest	Principal activities
Capital Award Inc. ("CA")	Belize	100% (2009: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (2009: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (2009: 100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (2009: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Pretty Mountain Holdings Limited ("PMH")	Hong Kong, PRC	80% (2009: 80%) directly	Dormant

Macau Eiji Company Limited ("MEIJI")	Macau, PRC	100% (2009: 100%) directly	Investment holding

Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd ("HST")	PRC	Nil% (2009: 75%) indirectly	Hylocereus Undatus Plantation ("HU Plantation")

Jiang Men City Heng ShengTai Agriculture Development Co. Ltd ("JHST")	PRC	75% (2009: 75%) directly	Hylocereus Undatus Plantation ("HU Plantation"). The Company has not commenced beef business.

Hang Yu Tai Investment Limited ("HYT")	Macau, PRC	100% (2009: 100%) directly	Investment holding

ZhongXingNongMu Co. Ltd ("ZX")	PRC	78% (2009: 78%) indirectly	Dairy production and manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pasture

A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (2009: 100%) directly	Investment holding

Name of variable interest entity/unconsolidated corporate joint venture	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd	PRC	45% (2009: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3 BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

2.4 BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, PMH, MEIJI, HJST, HYT, ZX, and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation.

SIAF, CA, CS, CH, TRW, PMH, MEIJI, JHST, HYT, ZX, APWAM and SJAP are hereafter referred to as (“the Company”).

2.5 BUSINESS COMBINATION

The Company adopted the accounting pronouncements relating to business combination (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

2.6 NON - CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is primarily contained in ASC Topic “Consolidation”. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. The adoption of this standard has not had material impact on our consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.7 USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods covered thereby. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realizability of deferred tax assets and inventory reserves.

2.8 REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. Service revenue is recognized when services have been rendered to a buyer by reference to stage of completion. License fee income is recognized on the accrual basis in accordance with the underlying agreements.

2.9 COST OF GOODS SOLD

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies.

2.10 SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $nil and $nil for the years ended December 31, 2010 and December 31, 2009, respectively.

2.11 ADVERTISING

Advertising costs are included in general and administrative expenses which totaled $nil for the years ended December 31, 2010 and December 31, 2009, respectively.

2.12 FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and other comprehensive income as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,804,116 as of December 31, 2010 and $2,168,203 as of December 31, 2009. The balance sheet amounts with the exception of equity at December 31, 2010 and December 31, 2009 were translated at RMB6.62 to $1.00 and RMB6.82 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2010 and December 31, 2009 were RMB6.73 to $1.00 and RMB6.82 to $1.00, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.13 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

2.14 ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

The standard credit period of the Company’s most of client is three months. The collection period over 1 year is classified as long term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2010 and December 31, 2009 are $nil.

2.15 INVENTORIES

 Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows:

•	raw materials – purchase cost on a weighted average basis;
•	manufactured finished goods and work-in-progress – cost of direct materials and labor and a proportion of manufacturing overhead based on normal operation capacity but excluding borrowing costs; and
•	retail and wholesale merchandise finished goods – purchase cost on a weighted average basis.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.

2.16 PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the plant and equipment as a replacement only if it is eligible for capitalization. The assets’ residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at each financial year-end.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Milk cows	10 years
Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 -20 years
Mature seed	20 years
Furniture, fixtures and equipment	2.5 - 10 years
Motor vehicles	5 -10 years

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.16 PROPERTY AND EQUIPMENT (CONTINUED)

An item of property and equipment is removed from the accounts upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on disposal of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in the consolidated statements of income in the period the item is disposed.

2.17 GOODWILL

Goodwill is an asset representing the fair economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment on an annual basis at the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment at the level of each reporting unit. The Company directly acquired three groups of companies, HYT, TRW and MEIJI. HYT is engaged in the dairy farm, TRW is engaged in the holding of proprietary technologies and MEIJI is engaged in Hu Plantation. As a result of these acquisitions, the Company recorded goodwill in the amount of $12,000,000. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

2.18 PROPRIETARY TECHNOLOGIES

The Company has determined that technological feasibility is established at the time a working model of products is completed. A master license of stock feed manufacturing technology was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Proprietary technologies are intangible assets of finite lives. Proprietary technologies are amortized using the straight line method over their estimated lives of 25 years. Management evaluates the recoverability of proprietary technologies on an annual basis of the end of the company’s fiscal year, or when impairment indicators arise. As required by ASC Topic 350 “Intangible – Goodwill and Other”, the Company uses a fair-value-based approach to test for impairment.

2.19 CONSTRUCTION IN PROGRESS

Construction in progress represents direct costs of construction as well as acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use.

2.20 LAND USE RIGHTS

Land use rights represent acquisition of land use right rights of agriculture land from farmers and are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is in the range from 30 years to 60 years. Land use rights purchase prices were determined in accordance with the 2007 PRC Government’s minimum lease payments of agriculture land and mutually agreed between the company and the vendors.

2.21 CORPORATE JOINT VENTURE

A corporation formed, owned, and operated by two or more businesses (ventures) as a separate and discrete business or project (venture) for their mutual benefit is defined as a joint venture.

Investee entities in which the company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the company’s share of the earnings or losses of these companies is included in net income.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.21 CORPORATE JOINT VENTURE (CONTINUED)

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

2.22 INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740 "Accounting for Income Taxes". Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The provision for income tax is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

ASC 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.

2.23 POLITICAL AND BUSINESS RISK

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

2.24 CONCENTRATION OF CREDIT RISK

Cash includes cash at bank and demand deposits in accounts maintained with banks within the People’s Republic of China. Total cash in these banks on December 31, 2010 and December 31, 2009 amounted to $3,525,224 and $1,686,349, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. The Company perform ongoing credit evaluations of customers and have not experienced any material losses to date.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.24 CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	2010	2009
Customer A	21.39%	21.20%
Customer B	16.80%	22.54%
Customer C	12.81%	12.26%
Customer D	17.00%	9.62%
Customer E	0.33%	-
Customer F	-	9.35%
	68.33%	74.97%

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	2010	2009
Customer A	28.37%	35.48%
Customer B	16.85%	22.49%
Customer C	14.00%	9.17%
Customer D	12.55%	-
Customer E	7.49%	17.58%
Customer F	-	11.04%
	79.26%	95.76%

2.25 IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2010 and December 31, 2009, the Company determined no impairment charges were necessary.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.26 EARNINGS PER SHARE

As prescribed in ASC Topic 260 “Earnings per Share”, Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

For the years ended December 31, 2010 and December 31, 2009, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.16 and $0.13, respectively. For the years ended December 31, 2010 and December 31, 2009, diluted earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.14 and $0.13, respectively.

2.27 ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC Topic 220 “Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments.

2.28 RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution.

2.29 STOCK-BASED COMPENSATION

The Company adopts both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50,“Equity-Based Payments to Non-Employees” using the fair value method. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

2.30 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:-

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30 FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or December 31, 2009, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended December 31, 2010 or December 31, 2009.

2.31 NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.31 NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13,"Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition" or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.31 NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in financial statements. The Company operates in four principal reportable segments: Fishery Development Division, Dairy Production Division and HU Plantation Division and Organic Fertilizer and Bread Grass Division.

	2010
	Fishery Development Division	Dairy Production Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Corporate and others	Total
	$	$	$	$	$	$
Revenue	4,163,833	29,632,300	4,774,854	1,980,079	-	40,551,066

Net income (loss)	3,605,581	10,233,169	2,081,642	413,900	(7,833,470)	8,500,822

Total assets	17,685,816	51,675,685	14,804,908	4,359,809	19,241,692	107,767,910

	2009
	Fishery Development Division	Dairy Production Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Corporate and others	Total
	$	$	$	$	$	$
Revenue	726,702	18,084,046	2,915,091	-	-	21,725,839

Net income (loss)	672,583	6,108,967	1,460,553	-	(1,434,164)	6,807,939

Total assets	13,817,585	38,660,534	10,981,384	-	20,602,905	84,062,408

4.	INCOME TAXES

United States of America

SIAF was incorporated in the United States of America. SIAF has no trading operations in United States of America and no US corporate tax has been provided in the financial statements of SIAF.

China

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DEs and FIEs. The Company is currently evaluating the impact that the new EIT will have on its financial condition. Beginning January 1, 2008, China unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Under new tax legislation of China beginning January 2008, the agriculture, dairy and fishery sectors are exempted from enterprise income taxes.

No EIT has been provided in the financial statements of CA, ZX, JHST and SJAP since they are exempted from EIT for the years ended December 31, 2010 and December 31, 2009 as they are within the agriculture, dairy and fishery sectors.

Belize and Malaysia

CA, CS and CH are international business companies incorporated in Belize, and are exempted from corporation tax of Belize.

All sales invoices of CA were issued by its representative office in Malaysia and its trading and service activities are conducted in China. As the Malaysia tax law imposed on a territorial basis and not on a worldwide basis, CA’s income is not subject to Malaysia corporation tax.

No Belize and Malaysia corporation tax have been provided in the financial statements of CA for the years ended December 31, 2010 and December 31, 2009.

Hong Kong

No Hong Kong profits tax has been provided in the financial statements of PMH and TRW, since they did not earn any assessable profits for the years ended December 31, 2010 and December 31, 2009.

 Macau

No Macau Corporation tax has been provided in the financial statements of HYT, APWAM and MEIJI since they did not earn any assessable profits for the years ended December 31, 2010 and December 31, 2009.

5.	DIVIDENDS

On August 23, 2010, the Company declared a cash dividend of $0.01 per share, which was accrued on October 15, 2010, to the stockholders as of the close of business on August 27, 2010. As of August 27, 2010, the Company had 56,780, 043 issued and outstanding shares common stock.

	2010	2009
	$	$
Dividends	567,800	-

The Company paid $357,538 of this amount in cash during the year ended December 31, 2010.

6.	CASH AND CASH EQUIVALENTS

	2010	2009
	$	$
Cash and bank balances	3,890,026	2,360,587

7.	INVENTORIES

As of December 31, 2010 inventories are as follows:

	2010 $	2009 $
Bread grass	54,096	-
Beef cattle	3,338,237
Organic fertilizer	56,593	-
Raw materials for bread grass and organic fertilizer	141,839	-
Raw materials for HU plantation	64,353	-
Immature seeds	801,596	411,594
Harvested HU plantation	199,234	53
Unharvested HU plantation	29,079	89,666
Forage for milk cows and consumable	4,228,100	5,598,098
	8,913,127	6,099,411

8.	DEPOSITS AND PREPAID EXPENSES

	2010 $	2009 $
Deposits for
acquisition of land use rights	4,453,665	4,453,666
inventory purchases	648,303	219,551
lease agreements	2,129	2,129
materials used for construction in progress	251,329	79,607
Prepayments for purchases of milk cows, dairy farm and containers	8,874,285	5,434,313
	14,229,711	10,189,266

9.	ACCOUNTS RECEIVABLE

The company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the company. As such, all trade receivables are reflected as a current asset and no allowance for bad debt has been recorded as of December 31. 2010 and December 31, 2009. Bad debts written off for the years ended December 31, 2010 and December 31, 2009 are Nil.

Aging analysis of accounts receivable is as follows:

	2010 $	2009 $
0 - 30 days	5,083,928	1,530,838
31 - 90 days	175,843	-
91 - 120 days	1,093,642	5,338,667
over 120 days and less than 1 year	6,450,358	-
over 1 year	8,459,044	9,338,477
	21,262,815	16,207,982
Less: amounts reclassified as long term accounts receivable	(8,459,044)	(9,338,477)
	12,803,771	6,869,505

10.	OTHER RECEIVABLES

	2010 $	2009 $
Advance to service providers	-	12,983
Due from related parties	-	260,101
Due from employees	374,622	430,552
Due from third parties	2,636,966	1,181,855
Temporary payments for potential investment	956,092	-
	3,967,680	1,885,491

Due from related parties, employees and third parties are unsecured, interest free and without fixed term of repayment. Due from employees are the amounts advanced for handling business transactions on behalf of the Company, and are reconciled once the business transactions have been completed.

11.	PLANT AND EQUIPMENT

	2010 $	2009 $
Milk cows	7,659,263	4,953,669
Plant and machinery	11,604,975	2,948,148
Structure and leasehold improvements	110,801	783,491
Mature seeds	498,824	484,436
Furniture and equipment	263,981	85,506
Motor vehicles	47,568	83,493
	20,185,412	9,338,743

Less: Accumulated depreciation	(3,029,630)	(1,774,079)
Net booking value	17,155,782	7,564,664

Depreciation expense was $1,255,551 and $820,193 for the years ended December 31, 2010 and December 31, 2009, respectively.

12.	CONSTRUCTION IN PROGRESS

	2010 $	2009 $
Construction in progress
- Rangeland for milk cows	-	5,741,168
- Oven room for production of dried flowers	479,559	254,771
- Organic fertilizer and bread grass production plant	1,751,916	-
	2,231,475	5,995,939

13.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. Instead, the Company has leased three lots of land. The cost of the first lot of land use rights acquired in 2007 was $6,194,505 which consisted of 1,985.06 acres in the Hebei Province and the leases expire in 2036, 2051, 2067 and 2077. The costs of the second lot of land use rights acquired in 2007 in the Guangdong Province, PRC was $6,408,289 and consists of 174.94 acres and the lease expires in 2067. The cost of the third lot of land use rights acquired in 2008 in the Guangdong Province, PRC was $764,128 which consists 33.68 acres and the lease expires in 2068. The cost of the fourth lot of land use rights acquired in 2010 in the Hebei Province, PRC was $3,223,411 which consists 825.00 acres and the lease expires in 2066.

	2010 $	2009 $
Cost	18,776,139	15,107,879
Less: Accumulated impairment losses	(1,946,729)	(1,338,383)
Net book value	16,829,410	13,769,496

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years.

Amortization of land use rights was $609,804 and $553,480 for the years ended December 31, 2010 and December 31, 2009, respectively.

14.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a China patent, for the manufacturing of livestock feed and bio-organic fertilizer and its related labels for $8,000,000.

	2010 $	2009 $
Proprietary technologies	8,000,000	8,000,000
Less: Accumulated amortization	(712,117)	(365,365)
Net carrying amount	7,287,883	7,634,635

Amortization of proprietary technologies was $346,751 and $312,032 for the year ended December 31, 2010 and December 31, 2009, respectively. No impairment of proprietary technologies has identified during the years ended December 31, 2010 and 2009.

15.	GOODWILL

Goodwill represents the fair value of the assets acquired the acquisitions over the cost of the assets acquired. It is stated at cost less accumulated impairment losses. Management tests goodwill for impairment on an annual basis or when impairment indicators arise. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the assets. To date, no such impairment loss have been recorded.

	2010 $	2009 $
Goodwill from acquisition	38,444,099	38,444,099
Less: Accumulated impairment losses	(26,444,099)	(26,444,099)
Net carrying amount	12,000,000	12,000,000

16.	INVESTMENT IN UNCONSOLIDATED CORPORATE JOINT VENTURE

On Septembter 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino - Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the People’s Republic of China. As of December 31, 2010, the Company has invested $1,168,829 into this joint venture. SJAP has not commenced its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures. On December 31, 2010, the Company evaluated VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and SJAP qualifies as a VIE of the Company. As result, the company had consolidated SJAP as a VIE of the Company, and the investment of $1,168,829 was eliminated in the consolidated financial statements.

	2010 $	2009 $
Investment in unconsolidated joint venture	-	242,669

16.	INVESTMENT IN UNCONSOLIDATED CORPORATE JOINT VENTURE (CONTINUED)

Continuous assessment of its VIE relationship with SJAP

The Company may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity (“VIE”). The Company evaluates entities deemed to be VIEs using a risk and rewards model to determine whether to consolidate. A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant management judgment because of the inherent limitations that relate to the use of historical data for the projection of future events.

On December 31, 2010, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP ’s expected losses or residual returns and SJAP qualifies as a VIE of the Company.

The reasons for the changes are as follows:

•
Originally, the board of directors of Sanjiang A Power (SJAP) consisted of 7 members; 3 appointees from Qinghai Sanjiang( one of stockholder), 1 from Garwor (one of stockholder), and 3 from the Company such that the Company did not have majority interest represented in the board of directors of SJAP.

•
On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The aforesaid sale and transfer was approved by the State Administration for Industry And Commerce of Xining City Government of the People’s Republic of China.

Consequently Garwor and the Company agreed that the new board of directors of SJAP would consist of 3 members; 1 appointee from Garwor and 2 appointees from the Company, such that the Company now had a majority interest in the board of directors of SJAP. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the financial officer of SJAP was appointed by SIAF’s management. As result, the financial statements of SJAP were included in the consolidated financial statements of the company.

16.	LICENSE RIGHTS

Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with a condition that the Company was required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008. This license allows the Company to develop, service, manage and supply A Power Technology Farms in the PRC using the A Power Technology, but subject to a condition that the Company is required to pay a license fee to Infinity once the Company has sold the license to its customer. Under the said license, the Company has the right to authorize developers and/or joint venture partners to develop A Power Technology Farms in the PRC. Infinity is a company incorporated in Australia.

18.	OTHER PAYABLES

	2010 $	2009 $
Proprietary technologies payable	-	3,577,264
Due to third parties	1,077,738	601,326
Due to related parties	223,884	169,536
Stamp duty payable	-	4,678
Due to employees and others	110,668	183,324
	1,412,290	4,536,128

Proprietary technologies were acquired from a third party and proprietary technologies payable represents the amount of the unpaid balance. Due to third parties, related parties employees and others are unsecured, interest free and without fixed term of repayment.

19.	SHAREHOLDERS’ EQUITY.

During the year ended December 31, 2009, the Company issued 615,000 shares of common stock for cash in the amount of $215,250. On December 23, 2009, 825,000 shares of common stock were voluntarily cancelled by shareholders of the Company.

On March 23, 2010, the Company authorized 100 shares of Series A preferred stock at $0.001 par value. As of the same date, 100 shares of Series A preferred stock were issued at $1 per share for cash in the amount of $100.

On various dates through January 1, 2010 to December 31, 2010, (i) 9,680,145 shares of common stock were issued for $10,445,084 at fair value ranging from $0.48 to $1.27 to settle debts due to third parties; (ii) 4,770,855 shares of common stock were issued for $3,915,436 at fair value ranging from $0.50 to $1.27 to settle debts due to proprietary technologies payable (iii) 5,190,002 shares of common stock were voluntarily cancelled by shareholders.

On March 22, 2010, the Company authorized 10,000,000 shares of Series B convertible preferred stock at $0.001 at par value. Series B convertible preferred stock is redeemable, the stockholders are not entitled to receive any dividend and voting rights but are entitled to rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were cancelled and the Compay issued 7,000,000 shares of Series B convertible preferred stock of $1 per share. The company has authorized 10,000,000 shares of Series B convertible preferred stock with 7,000,000 and 0 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively.

Series A preferred stock stockholders

(i)	are not entitled to receive any dividend;

(ii)
vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Preferred Stock.

(iii)
are entitled to rank senior over common stockholders , other class or Series B convertible preferred stockholders on liquidation. The company has authorized 100 shares of Series A preferred stock with 100 and 0 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively.

On May 4, 2010, the Company issued employees a total of 497,059 shares of common stock valued at fair value of $1.00 per share for $497,059 as stock based compensation. On October 30, 2010, the Company issued employees a total of 22,500 shares of common stock valued at fair value of $1.50 per share for $33,750 as stock based compensation. The Company recognized $530,809 of stock based compensation as this was value services rendered to the Company.

20.	BANK BORROWINGS

There are no provisions in the group’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the group’s business.

Short term debt

				Amount
Name of bank	Interest rate	Term	Security	2010 $	2009 $
Agricultural Development Bank of China	6.84%	1/23/2007- 7/31/2010	Corporate guarantee by third party	-	1,408,321

Agricultural Development Bank of China	6.12%	1/23/2008-7/22/2010	Corporate guarantee by third party	-	711,495

Agricultural Development Bank of China	6.12%	1/23/2008-8/8/2010	Corporate guarantee by third party	-	315,405
				-	2,435,221

Long term debt

				Amount
Name of bank	Interest rate	Term	Security	2010 $	2009 $
Agricultural Development Bank of China	6.75%	4/29/2007-4/28/2012	Corporate guarantee by third party	3,776,435	4,401,002

21.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices, currently with a monthly rent of $479 in Enping City, Guangdong Province, PRC, and the lease expires on March 31, 2014 and (ii)2,300 square feet of office space in Guangzhou City, Guangdong Province, PRC, currently with a monthly rent of $4,238 and the lease expires on October 15, 2012.

The future minimum lease payments at December 31, 2010, are as follows:

2010 $
Year ended December 31,2011	56,600
Year ended December 31,2012	48,124
Year ended December 31,2013	5,747
Year ended December 31,2014	1,437
Thereafter	-
111,908

Lease expense was $57,439 and $56,668 for the years ended December 31, 2010 and 2009, respectively.

22.	CONTINGENCIES

As of December 31, 2010 and 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and comprehensive income or cash flows.

23.	STOCK BASED COMPENSATION

On May 4, 2010, the Company issued employees a total of 497,059 shares of common stock valued at fair value of $1.00 per share for $497,059 value as stock based compensation. On October 30, 2010, the Company issued employees a total of 22,500 shares of common stock valued at fair value of $1.50 per share for $33,750 as stock based compensation. The Company recognized $530,809 of stock based compensation as this was the dollars amount of the service rendered to the Company.

24.	LOSS ON EXTINGUISHMENT OF DEBTS

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the share were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a loss on the extinguishment of debts has been charged to operation during the year ended December 31, 2010.

25.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the year, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions
Mr. Rui Xiong He, director of Enping City Juntang Town and Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company
Included in other payables, due to Mr. Rui Xiong He is $nil and $16,985 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Xiang Jun Fang, director of Enping City Juntang Town and Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company
Included in other receivables, due from Mr. Xiang Jun Fang is $nil and $260,101 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.
Included in other payables, due to Mr. Xiang Jun Fang is $nil and $150,057 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Solomon Yip Kun Lee, Chairman
Included in due to directors, due to Mr. Solomon Yip Kun Lee is $926,196 and $nil as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.
Included in due from directors, Mr. Solomon Yip Kun Lee is $nil and $74,039 as of December, 31, 2010 and December 31, 2009, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Michael Bor Hann Chen, director and company secretary
Included in due from directors, due from Mr. Michael Bor Hann Chen is $nil and $38,228 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”), investee	Included in other payable, due to SJAP is $nil and $2,494 as of December, 31, 2010 and December 31, 2009, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd
Included in other payable, due to Mr. Xi Ming Sun is $213,223 and $nil as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.

Mr. Yi Lin Zhao, director of Qinghai Sanjiang A Power Agriculture Co., Ltd
Included in other payable, due to Mr. Yi Lin Zhao is $19,661 and $nil as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.

26.	SUBSEQUENT EVENTS

On January 28, 2011, PMH was dissolved.

On February 15, 2011, the company sold its 78% equity interest in its subsidiary, ZX for $31,000,000. In February, 2011, the company acquired land use rights for lots of land in the PRC for $52,703,690.

On February 28, 2011, the Company applied to form Enping City Bi Tao A Power Prawn Culture Development Co., Limited (BTAPP), of which the Company would own a 25% equity interest. The approvals of the formation of BTAPP by the relevant authorities of the PRC Government is pending.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“Acting CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and Acting CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

Our management, including our CEO and Acting CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	61	C.E.O. and Director
Tan Poay Teik	52	C.E.O. Marketing
Chen Bor Hann	46	Company Secretary

Mr. Lee Yip Kun Solomon has been a Director and our Chief Executive Officer since August 2007. From March 2004 to date he has been Group Managing Director of Capital Award Inc. Since May, 1993, he has been the CEO of Irama Edaran Sdn. Bhd. (Malaysia), a modern fishery developer. There was no formal relationship between Sino Agro Food and Irama Edaran. He received a B.A. Major in Accounting and Economics from Monash University, Australia in July 1972. As a member of the board, Mr. Solomon contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Mr. Tan Paoy Teik has been a Director and our Chief Marketing Officer since August 2007. Since July, 2005, he has been Group Managing Director of Milux Corporation Bhd. (Malaysia), a manufacturer of home and gas appliances. He received an MBA from South Pacific University in 2005. Mr. Tan is currently the Managing Director of Milux Corporation Bhd, as such, he is spending half of his working time between Milux and our company. As a member of the board, Mr. Tan contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Mr. Chen Bor Hann has been Director and Secretary since August 2007. Since March, 2004, he has been Director and Business Development Manager of Capital Award Inc. From September 1995 to March 2004, he was Fishery Supervisor of Irama Edaran Sdn. Bhd. (Malaysia). As a member of the board, Mr. Chen contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Family Relationships

There are no family relationships among our officers or directors.

Involvement in Certain Legal Proceedings

None of the director(s) or executive officers of the Company, and to the best of our knowledge upon reasonable inquiry, no Scientific Advisory Board Members of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the United States Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Board Committees:

Audit Committee

Currently we do not have an audit committee or committee performing similar functions. Our Board of Directors performs the function of an audit committee.

Compensation Committee

Currently we do not have a compensation committee or committee performing similar functions. Our Board of Directors performs the function of a compensation committee.

Nominating/Corporate Governance Committee

Currently we do not have a nominating/corporate governance committee or committee performing similar functions. Our Board of Directors performs the function of a nominating committee.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10 percent; shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and shareholders who have acquired 10% or more of our common stock, have filed the required reports in a timely manner.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal years ended December 31, 2009 and December 31, 2010.

Name and Principal Position	Fiscal Year Ended	Salary($)	Option Awards ($)	Total ($)
Mr. Lee Yip Kun Solomon, Chief Executive Officer	2009	336,000	0	336,000
	2010	336,000		336,000

Mr. Tan Paoy Teik, Chief Marketing Officer	2009	174,000	0	174,000
	2010	174,000		174,000

Mr. Chen Bor Hann, Secretary	2009	60,000	0	60,000
	2010	60,000		60,000

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of our fiscal year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2010.

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised unearned options(#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Mr. Lee Solomon Yip Kun	0	0	0	0		672,000	967,680
Mr. Tan Paoy Teik	0	0	0	0	0	348,000	501,120
Mr. Chen Bor Hann	0	0	0	0	0	120,000	172,800

Narrative disclosure to summary compensation and option tables

Set forth below the material terms of each named executive officer's employment agreement or arrangement, whether written or unwritten:

We have only oral, nothing in writing compensation agreements for a term of three years from January 01, 2008 to December 31, 2010 with our three highest compensated executive officers as follows:

Annual Cash Compensation:

Name and Principal Position	Salary($)
Mr. Lee Yip Kun Solomon, Chief Executive Officer and Chairman	336,000

Mr. Tan Paoy Teik, Chief Marketing Officer, Director	174,000

Mr. Chen Bor Hann, Secretary, Director	60,000

Stock Awards

In addition, we agreed to pay incentives in form of additional compensation in shares of our common stock to these three individuals in a number of shares equal to the U.S. dollar value of their compensation, with the shares valued at $1.00 per share for award purposes. As of the date of this filing, we have not awarded any vested stock awards. All Stock Award that have been issued but that are not vested are reflected in the tables above. It is the option of the Company to decide when is the best suitable time for the Company to issue such awards and the vesting schedule for any stock awarded.

General

At no time during the last fiscal year with respect to any person listed in the Table above was there:

•
any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•	any option or equity grant;

•	any non-equity incentive plan award made to a named executive officer

•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors

Director Compensation in yearly basis as per year ended December 31, 2010

Name	Year end	Fees or cash paid ($)	Stock awards	Total
Mr. Lee Yip Kun Solomon	Dec. 31, 2010	0	0	0
Mr. Tan Paoy Teik	Dec. 31, 2010	0	0	0
Mr. Chen Bor Hann	Dec. 31, 2010	0	0	0

Narrative to Director Compensation Table

 We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors. Directors did not receive any compensation except for that received as executive officers as set forth above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, our directors, and our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below, regarding beneficial ownership of our voting securities, has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has, or shares, the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one person may be deemed to be a beneficial owner of the same securities.

The percentage of beneficial ownership by any person, as of a particular date, is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our Common stock listed below have sole voting and investment power with respect to the shares shown. The business address for all persons is Room 3711, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe County, Guangzhou City, P.R.C. 510610.

Common Stock

Shareholders	Number of Common Shares	Percentage of Common Stock
Lee Yip Kun Solomon	13,500,000	24.33%
Tan Poay Teik	4,500,000	8.11%
Chen Bor Hann	900,000	1.62%
All officers and directors as a group [3 persons]	18,900,000	34.06%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 55,474,136 shares of Common Stock issued and outstanding as of December 31, 2010.

Series A Preferred Stock

Shareholders	# of Preference Series A Shares	Percentage of Series A Preferred Stock
Lee Yip Kun Solomon	70	70%
Tan Poay Teik	25	25%
Chen Bor Hann	5	5%
All officers and directors as a group [3 persons]	100	100%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 100 shares of Common Stock outstanding as of December 31, 2010.

Rights and Preferences of Series A Preferred Stock

VOTING RIGHTS: The outstanding shares of Series A Preferred Stock shall vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Preferred Stock.

Combined Voting Rights of Principal Shareholders Owning Common Stock and Series A Preferred Stock

NAME OF PRINCIPAL SHAREHOLDER	NUMBER OF VOTES OF COMMON STOCK	NUMBER OF VOTES OF SERIES A PREFERRED STOCK	COMBINED NUMBER OF VOTES	PERCENTAGE OF VOTES FOR COMBINED OWNERSHIP
Lee Yip Kun Solomon	13,500,000	30,737,742	44,237,742	79.74%
Tan Poay Teik	4,500,000	10,977,765	15,477,765	27.90%
Chen Bor Hann	900,000	2,195,553	3,095,553	5.58%
All officers and directors as a group [3 persons]	18,900,000	43,911,060	62,811,060	113.22%

•	Applicable % is based on 55,474,136 Common shares fully issued as at December 31, 2010.

Series B Convertible Preferred Stock

Shareholders	# of Preference Series B Shares	Percentage of Series B Preferred Stock
Lee Yip Kun Solomon	4,900,000	70%
Tan Poay Teik	1,750,000	25%
Chen Bor Hann	350,000	5%
All officers and directors as a group [3 persons] Held under a company namely Capital Adventure Inc.	7,000,000	100%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 7,000,000 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2010.

Rights and Preferences of Series B Preferred Stock

CONVERSION AT THE OPTION OF THE HOLDER: Each holder of Series B Stock shall have the at any time or from time to time to convert each share of Series B Stock into One fully-paid and non-assessable share of Common Stock.

VOTING RIGHTS: The Holders of the Series B Convertible Preferred Stock have no voting power whatsoever, except as otherwise provided by the Nevada Business Corporation Act and in the Certificate of Rights and Preferences, which provides in part that to the extent that under the Nevada Business Corporation Act the vote of the Holders of the Series B Convertible Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the Holders of at least a majority of the shares of the Series B Convertible Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series B Convertible Preferred Stock (except as otherwise may be required under the Nevada Business Corporation Act) shall constitute the approval of such action by the class. To the extent that under the Nevada Business Corporation Act Holders of the Series B Convertible Preferred Stock are entitled to vote on a matter with Holders of Common Stock, voting together as one class, each share of Series B Convertible Preferred Stock shall be entitled to one (1) vote.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The table below shows the Company’s significant related party transactions:

Name of related party	Nature of transactions
Mr. Rui Xiong He , director of Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd, subsidiary of the Company
Included in other payables, due to Mr. Rui Xiong He is $nil and $16,985 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Xiang Jun Fang, director of Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd, subsidiary of the Company
Included in other receivables, due from Mr. Xiang Jun Fang is $nil and $260,101 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.

Included in other payables, due to Mr. Xiang Jun Fang is $nil and $150,057 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”), investee	Included in other payable, due to SJAP is $nil and $2,494 as of December, 31, 2010 and December 31, 2009, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Solomon Yip Kun Lee, Chairman
Included in due to directors, due to Mr. Solomon Yip Kun Lee is $926,196 and $nil as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.

Included in due from directors, Mr. Solomon Yip Kun Lee is $nil and $73,164 as of December, 31, 2010 and December 31, 2009, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Michael Bor Hann Chen, director and company secretary
Included in due from directors, due from Mr. Michael Bor Hann Chen is $nil and $38,228 as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd
Included in other payable, due to Mr. Xi Ming Sun is $213,223 and $nil as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.

Mr. Yi Lin Zhao, director of Qinghai Sanjiang A Power Agriculture Co., Ltd
Included in other payable, due to Mr. Yi Lin Zhao is $19,661 and $nil as of December, 31, 2010 and December 31, 2009 respectively. The amount is unsecured, interest free and have no fixed term of repayment.

Notes: Banking Regulations and tax laws in China and the trading habit of the farming society are in general rather different to many other Western Developing Countries, (i.e. Maximum daily Cash withdrawn from banks is limited to RMB50,000. / consecutive day without having to go through regulatory application processes, a company is not allowed to issue paid-cheque to a person with its current bank account, in the agriculture sector, growers and suppliers would deal mainly in cash transactions and most of the taxes for goods sold and purchased are to be paid up-front by buying the tax coupons in advance and others etc.). It is due to these reasons, it is necessary for the company to keep certain cash balances under the accounts of respective directors to be able to operate efficiently.

The Company needs to bring cash directly to the farmers to buy material and other inputs from the farmers. This cash is given to the Directors personally but solely for this purpose. But because the money is given in cash to Directors, we are technically required to record the amounts in our account as "due from directors" or "other receivable-related party". After the material or other inputs were bought back, we credit the amount in "due from directors" or "other receivable-----related party" such that we don’t regard the referred transactions are personal loans to the directors for the purpose of Section 13(k) of the Exchange Act.

The Table below details these transactions:

Date	Name of director account	DR $	CR $	Balance $
As of 12/31/2009	Due to, Mr. Rui Xiong He,		16,985	-16,985
As of 12/31/2010	Repayment made to Mr. Rui Xiong He	16,985		0

As of 12/31/2009	Due from Mr. Xiang Jun Fang	260,101.		260,101
	Due to Mr. Xiang Jun Fang		150,057	110,044
As of 12/31/2010	Due from Mr. Xiang Jun Fang	0		0
	Due to Mr. Xiang Jun Fang		0	0
As of 01/31/2011	Balance of Mr. Xiang Jun Fang			0

As of 12/31/2009	Due to Mr. Solomon Lee		0	0
	Due from Mr. Solomon Lee	73,164		73,164
As of 12/31/2010	Due to Mr. Solomon Lee		926,196
	Due from Mr. Solomon Lee
As of 12/31/2010	Balance due to Mr. Solomon Lee			-926,196

As of 12/31/2009	Due from Mr. Chen Bor Hann	38,228		38,228
As of 12/31/2010	Due to Mr. Chen Bor Hann		0	0

As of 12/31/2010	Due to Mr. Xi Ming Sun		213,223	-213,223

As of 12/31/2010	Due to Mr. Yi Lin Zhao		19,661	-19,661

Director Independence

Our determination of independence of our directors is made using the definition of “independent director” contained under NASDAQ Marketplace Rule 4200(a)(15), even though such definitions do not currently apply to us because we are not listed on NASDAQ. Our Board of Directors is currently comprised members of management. Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Indemnification

Pursuant to the Certificate of Incorporation and By-Laws of the Company, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue.

Item 14. Principal Accountant Fees and Services

(1) Principal Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Madsen & Associates CPA’s, Inc., for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2010	$82,700
2009	$67,350

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$8,000
2009	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$0
2009	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0
2009	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 70%

PART IV.

Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

32.1
Certification of the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

April 15, 2011	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2011	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

April 15, 2011	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Officer, Marketing

April 15, 2011	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary