Form 10-Q
period 2011-03-31
Sino Agro Food, Inc.
filed 2011-05-20
CIK 1488419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-54191

SINO AGRO FOOD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-1219070
(State of Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

Room 3711, China Shine Plaza
No. 9 Lin He Xi Road
Tianhe County, Guangzhou City, P.R.C.	510610
(Address of Principal Executive Offices)	(Zip Code)

(860) 20 22057860
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Joseph M. Patricola, Esq.
The Courts of Red Bank
130 Maple Avenue, Suite 9B2
Red Bank, New Jersey 07701
Direct: (732) 618-2843
Office: (732) 530-9007
Fax: (732) 530-9008
JoePatricola@SourlisLaw.com
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 18, 2011, there were 60,990,153 shares of Common Stock issued and outstanding.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE THREE MONTHS ENDED MARCH 31, 2011

SINO AGRO FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash and cash equivalents	482,916	3,890,026
Inventories	1,799,040	8,913,127
Deposits and prepaid expenses	5,346,988	14,229,711
Accounts receivable, net of allowance for doubtful accounts	8,421,189	12,803,771
Other receivables	59,253,946	3,967,680
Total current assets	75,304,079	43,804,315
Property and equipment
Property and equipment, net of accumulated depreciation	2,529,149	17,155,782
Construction in progress	2,618,774	2,231,475
Land use rights, net of accumulated amortization	14,403,057	16,829,410
Total property and equipment	19,550,980	36,216,667
Other assets
Goodwill	724,940	12,000,000
Proprietary technologies, net of accumulated amortization	7,198,836	7,287,883
Long term accounts receivable	8,459,044	8,459,044
License rights	1	1
Total other assets	16,382,821	27,746,928

Total assets	111,237,880	107,767,910

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	741,369	390,846
Billings in excess of cost and estimated earnings on uncompleted contracts	430,767	-
Due to a director	788,422	926,196
Dividends payable	206,356	210,262
Other payables	6,592,587	1,412,290
Total current liabilities	8,759,501	2,939,594

Other liabilities
Long term debt	-	3,776,435

Total liabilities	8,759,501	6,716,029
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	-	-
Series A preferred stock: $0.001 par value (100 shares authorized, 100 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	-	-
Series B convertible preferred stock: $0.001 par value) (10,000,000 shares authorized, 7,000,000 shares issued and outstanding) as of March 31, 2011 and December 31, 2010, respectively)	7,000	7,000
Common stock: $0.001 par value (100,000,000 shares authorized, 56,795,136 and 55,474,136 shares issued and oustanding as of March 31, 2011 and December 31, 2010, respectively)	68,684	55,474
Additional paid - in capital	60,469,302	58,586,362
Retained earnings	36,134,835	25,019,971
Accumulated other comprehensive income	1,234,698	3,804,116
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	97,914,519	87,472,923
Non - controlling interest	4,563,860	13,578,958
Total stockholders' equity	102,478,379	101,051,881
Total liabilities and stockholders' equity	111,237,880	107,767,910

The accompanying notes are an integral par t of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
	$	$
Continuing operations
Revenue	3,121,531	300,000

Cost of goods sold	1,190,615	-

Gross profit	1,930,916	300,000

General and administrative expenses	(690,146)	(514,336)
Net income from operations	1,240,770	(214,336)

Other income (expenses)

Other income	9,302	-

Gain (loss) of extinguishment of debts	92,926	(4,565,180)

Interest expense	(3,172)	(2,927)

Net income (expenses)	99,056	(4,568,107)

Net income before income taxes	1,339,826	(4,782,443)
	.
Provision for income taxes	-	-

Net income (loss) from continuing operations	1,339,826	(4,782,443)
Less: Net (income) loss attributable to the non - controlling interest	(428,913)	10,647
Net income (loss) from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	910,913	(4,771,796)
Discontinued operations
Net income from discontinued operations	19,941,880	2,057,268
Less: Net income attributable to the non - controlling interest	(9,737,929)	(452,599)
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries	10,203,951	1,604,669
Net income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	11,114,864	(3,167,127)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,175,674	(293,090)
Comprehensive income (loss)	12,290,538	(3,460,217)
Less: other comprehensive (income) loss attributable to the non - controlling interest	(293,918)	58,618
Comprehensive income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	11,996,620	(3,401,599)

Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	$0.20	$(0.06)

Diluted	$0.18	$(0.06)

Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing operations

Basic	$0.02	$(0.09)

Diluted	$0.01	$(0.09)

Weighted average number of shares outstanding:

Basic	56,502,325	54,088,199

Diluted	63,502,325	54,088,199

The accompanying notes are an integral par t of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
	$	$

Cash flows from operating activities
Net income (loss) from continuing operations	1,339,826	(4,782,443)
Adjustments to reconcile net income (loss) from continuing operations to net cash from operations:
Depreciation	40,353	281,991
Amortization	189,792	710,508
(Gain) loss on extinguishment of debts	(92,926)	4,565,180
Changes in operating assets and liabilities:
Increase in inventories	(381,707)	(45,946)
Decrease(increase) in deposits and prepaid expenses	8,438	894,116
Increase in due from a director	-	(1,194,817)
Increase in due to a director	113,081	-
Increase in accounts payable and accrued expenses	372,932	24,473
Increase (decrease) in other payables	16,347,616	(994,602)
(Increase) decrease in accounts receivable	(1,662,144)	321,442
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	430,767	-
(Increase) decrease in other receivables	(13,060,168)	(507,152)
Net cash provided by operating activities	3,645,860	(727,250)
Cash flows from investing activities
Purchases of property and equipment	(6,449)	(266,951)
Acquisition of land use rights	(704,388)	-
Payment for construction in progress	(387,298)	(193,791)
Net cash used in investing activities	(1,098,135)	(460,742)
Cash flows from financing activities
Dividends paid	(3,905)	-
Net cash provided by financing activities	(3,905)	-
Net cash provided by continuing operations	2,543,820	(1,187,992)
Cash flows from discontinued operations
Net cash provided by operating activities	-	1,866,774
Net cash used in investing activities	(2,433,497)	(1,402,084)
Net cash provided by financing activities	-	-
Net cash (used in) provided by discontinued operations	(2,433,497)	464,690
Effects on exchange rate changes on cash	(3,517,433)	1,213,276
(Decrease) increase in cash and cash equivalents	(3,407,110)	489,974
Cash and cash equivalents, beginning of period	3,890,026	2,360,587
Cash and cash equivalents, end of period	482,916	2,850,561
Less: cash and cash equivalents at the end of the period - discontinued operations	(704,388)	(2,471,897)
Cash and cash equivalents at the end of the period - continuing operations	(221,472)	378,664
Supplementary disclosures of cash flow information:
Cash paid for interest	3,172	120,999
Cash paid for income taxes	-	-
Non - cash transactions 1,321,000 (2010: 4,747,000) shares of common stock issued for settlement of debts	1,989,000	1,158,650
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX	44,295,612	-
Land use rights payable due to related parties	6,339,493	-

The accompanying notes are an integral par t of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

Sino Agro Food, Inc. (“the Company”) (formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc.) Company”) is an International Business Corporation incorporated on October 1, 1974 in the State of Nevada, United States of America.

The Company was engaged in the mining and exploration business but ceased its mining and exploring business on October 14, 2005.  On August 24, 2007, the Company entered into a Merger and Acquisition Agreement with Capital Award Inc. (“CA”) and its subsidiaries Capital Stage Inc.  (“CS”) and Capital Hero Inc.  (“CH”).  Effective the same date, CA, a Belize Corporation, completed a reverse merger transaction with SIAF. SIAF acquired all the outstanding common stock of CA from Capital Adventure, a shareholder of CA for 32,000,000 shares of the company’s common stock.

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

c)
Macau Eiji Company Limited (“MEIJI”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a PRC corporate Sino-Foreign joint venture. HST was disposed in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foregin joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), a company incorporated in the PRC with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited. (“PMH”), a company incorporated in Hong Kong with a 80% equity interest. On May 25,  2009, PMH formed a corporate Sino-Foregin joint venture, Qinghai Sanjiang A Power  Agriculture Co. Ltd (“SJAP”), incorporated in the People’s Republic of China of which PMH owns a 45% equity interest . The remaining 55% equity interest in SJAP is owned by the following entities:

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

The accompanying notes are an integral par t of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION (CONTINUED)

In September, 2009, the Company carried out an internal re-organization of its corporate structure and business, and  formed a 100% owned subsidiary A Power Agro Agriculture Development (Macau) Limited (APWAM) which was formed in Macau. APWAM then acquired PMH’s 45 % equity interest in SJAP. By virtue of the Assignment, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On September 9, 2010, application was made by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved.

On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The aforesaid sale and transfer was approved by the State Administration for Industry And Commerce of Xining City Government of the People’s Republic of China. As a result, SJAP was owned by APWAM with  a 45% interest and Garwor with a 55% interest.

On February 15, 2011 and on March 29, 2011, the Company entered the agreement and memorandum of understanding, respectively to sell 100% equity interest in HYT group (including HYT and ZX) for $45,000,000 and the effective date is January 1, 2011.

The Company applied to form Enping City Bi Tao A Power Fishery Development Co. Limited (EBAPFD) and Enping City Bi Tao A Power Prawn Culture  Development Co. Limited (EBAPCD), both of which the Company would own a 25% equity interest.  The approvals of the formation of EBAPFD and EBAPCD by the relevant authorities of the PRC Government are pending.

The Company’s principal executive office is located at Room 3711, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC 510610.

The nature of the operations and principal activities of Sino Agro Food, Inc. and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31..2010: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2010: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2010: 100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (12.31.2010: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Pretty Mountain Holdings Limited ("PMH")	Hong Kong, PRC	0% (12.31.2010: 80%) directly	Dissolved on January 28, 2011

Macau Eiji Company Limited ("MEIJI")	Macau, PRC	100% (12.31.2010: 100%) directly	Disposed on February 15, 2011 (2010: Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	PRC	75% (12.31.2010: 75%) directly	Hylocereus Undatus Plantation ("HU Plantation"). The Company has not commenced beef business.

Hang Yu Tai Investment Limited ("HYT")	Macau, PRC	0% (12.31.2010: 100%) directly	Disposed on February 15, 2011 (2010: Investment holding)

ZhongXingNongMu Co. Ltd ("ZX")	PRC	0% (12.31.2010: 78%) indirectly	Disposed on February 15, 2011 (2010: Dairy production and manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pasture)

A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (12.31.2010: 100%) directly	Investment holding

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2010: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, HJST, ZX, PMH. HYT and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. HYT and ZX were derecognized as subsidiaries since 1 January 2011 and PMH was dissolved on January 28, 2011.

SIAF, CA, CS, CH, TRW, MEIJI, JHST, APWAM and SJAP are hereafter referred to as (“the Company”).

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s revenue recognition policies are in compliance with ASC Topic 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. License fee income is recognized on the accrual basis in accordance with the underlying agreements.

Revenues from the Company's fishery development contract services are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

The percentage of completion method requires the ability to estimate several factors, including the ability of the customer to meet its obligations under the contract, including the payment of amounts when due. If we determine that collectability is not assured, we will defer revenue recognition and use methods of accounting for the contract such as completed contract method until such time we determine that collectability is reasonably assured or through the completion of the project.

For fixed-price contracts, the Company uses the ratio of cost incurred to date on the contract (excluding uninstalled  direct materials) to management's estimate of the contract's total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company accounts for maintenance and repair services under the guidance of ASC 605 as the services provided relate to construction work. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, job conditions, and estimated profitability arising from contract penalty, change orders and final contract settlements may result in revisions to the estimated profitability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined.  Profit incentives are included in revenues when their realization is reasonably assured. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.8	REVENUE RECOGNITION

The Company will not provide warranties to customers on a basis customary to the industry; however, the customers can claim warranty directly from product manufacturers. Historically, the Company has no warranty claims history in the past.

The Company recognizes revenue when the fishery development contract services are rendered, structure is delivered and title has passed. Sales revenue represents the invoiced value of fishery development contract services, net of business tax. All of the Company’s fishery development consultancy services revenue that are earned in the PRC are subject to a Chinese business tax at a rate of 0% of the gross fishery development contract service income approved by the Chinese local government.

2.9	COST OF GOODS SOLD

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies.

2.10	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative  expenses which totaled $0 for the three months ended March 31, 2011 and 2010, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses which totaled $nil for the three months ended March 31, 2011 and 2010, respectively.

2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $1,234,698 as of March 31, 2011 and $3,804,116 as of December 31, 2010. The balance sheet amounts with the exception of equity at March 31, 2011 and December 31, 2010 were translated at RMB 6.57 to $1.00 and RMB6.62 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the three months ended March 31, 2011 and March 31, 2010 were RMB6.59to $1.00 and RMB6.81 to $1.00, respectively.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The standard credit period of the Company’s most of client is three months. The collection period over 1 year is classified as long term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provisions for doubtful accounts as of March 31, 2011 and December 31, 2010 are $nil.

2.15	INVENTORIES

Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows:
-	raw materials – purchase cost on a weighted average basis;
-	manufactured finished goods and work-in-progress – cost of direct materials and labor and a proportion of manufacturing overhead based on normal operation capacity but excluding borrowing costs; and
-	retail and wholesale merchandise finished goods – purchase cost on a weighted average basis.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.

2.16	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the property and equipment as a replacement only if it is eligible for capitalization. The assets’ residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at each financial year-end.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Milk cows	10 years
Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 -20 years
Mature seed	20 years
Furniture, fixtures and equipment	2.5 - 10 years
Motor vehicles	5 -10 years

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is an asset representing the fair economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment on an annual basis at the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment at the level of each reporting unit. The Company directly acquired MEIJI which is engaged in Hu Plantation. As a result of this acquisition, the Company recorded goodwill in the amount of $724,940. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

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

2.21	VARIABLE INTEREST ENTITY

An entity (investee) in which the investor has obtained less than a majority-owned interest, according to the Financial Accounting Standards Board (FASB). A variable interest entity (VIE) is subject to consolidation if A VIE is an entity meeting one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation.

(a)	equity-at-risk is not sufficient to support the entity's activities
(b)	As a group, the equity-at-risk holders cannot control the entity; or
(c)	The economics do not coincide with the voting interest

If a firm is the primary beneficiary of a VIE, the holdings must be disclosed on the balance sheet. The primary beneficiary is defined as the person or company with the majority of variable interests A corporation formed, owned, and operated by two or more businesses (ventures) as a separate and discrete business or project (venture) for their mutual benefit is defined as a joint venture

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.22	INCOME TAXES

The Company accounts for income taxes under the provisions of ASC Topic 740 "Accounting for Income Taxes".  Under ASC Topic 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

ASC Topic 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC Topic 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.

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

Cash includes cash at bank and demand deposits in accounts maintained with banks within the People’s Republic of China. Total cash in these banks on March 31, 2011 and December 31, 2010 amounted to $134,841 and $3,525,224, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. The Company perform ongoing credit evaluations of customers and have not experienced any material losses to date.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.24	CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010

Customer A	38.99%	-
Customer B	17.05%	-
Customer C	14.04%	-
Customer D	10.97%	-
Customer E	9.87%	-
Customer F	-	39.04%
Customer G	-	35.73%
Customer H	-	17.90%
Customer I	-	7.33%
	90.92%	100.00%

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	March 31, 2011	December 31, 2010

Customer A	32.01%	28.37%
Customer B	18.13%	16.85%
Customer C	13.27%	12.55%
Customer D	7.36%	-
Customer E	6.54%	14.00%
Customer F	-	7.49%
	77.31%	79.26%

2.25	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2011 and 2010, basic earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.19 and $(0.06), respectively. For the three months ended March 31, 2011 and 2010, diluted earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.18 and $(0.06), respectively.

For the three months ended March 31, 2011 and 2010, basic earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.02 and $(0.09), respectively. For the three months ended March 31, 2011 and 2010, diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.01 and $(0.09), respectively.

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended March 31, 2011 or March  31, 2010.

2.31	NEW ACCOUNTING PRONOUNCEMENTS

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in financial statements. The Company operates in three principal reportable segments: Fishery Development Division, and HU Plantation Division and Organic Fertilizer and Bread Grass Division and discontinued Dairy Production Division since January 1, 2011.

	Three months ended March 31, 2011

	Continuing operations				Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Corporate and others	Dairy Production Division	Total
	$	$	$	$	$	$

Revenue	1,559,745	-	1,561,786	-	-	3,121,531

Net income (loss)	920,798	(19,799)	355,681	(345,767)	10,203,951	11,114,864

Total assets	19,634,875	22,246,476	5,403,607	63,952,922	-	111,237,880

	For the three months ended March 31, 2010

	Continuing operations				Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Corporate and others	Dairy Production Division	Total
	$	$	$	$	$	$

Revenue	300,000	-	-	-	4,111,322	4,411,322

Net income (loss)	286,496	(31,942)	-	(5,026,350)	1,604,669	(3,167,127)

Total assets	14,097,403	10,814,097	-	20,565,911	40,943,667	86,421,078

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

No EIT has been provided in the financial statements of CA, ZX, JHST and SJAP since they are exempted from EIT for the three months ended March 31, 2011 and 2010 as they are within the agriculture, dairy and fishery sectors and ZX had been derecognized as a subsidiary since January 1, 2011.

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

No Belize and Malaysia corporation tax have been provided in the financial statements of CA for the three months ended March 31, 2011 and 2010.

Hong Kong

No Hong Kong profits tax has been provided in the financial statements of PMH and TRW, since they did not earn any assessable profits for the for the three months ended March 31, 2011 and 2010 and PHM was dissolved on January 28, 2011.

Macau

No Macau Corporation tax has been provided in the financial statements of HYT, APWAM and MEIJI since they did not earn any assessable profits for the three months ended March 31, 2011 and 2010 and HYT had been derecognized as a subsidiary since January 1, 2011.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS

On February 15, 2011 and on March 29, 2011, the Company entered  the agreement and memorandum of understanding, respectively to sell 100% equity interest in HYT group (including HYT and ZX) to Mr. Xin Ming Sun, director of ZhongXingNong Nu Co., Ltd for $45,000,000 and the effective date is January 1, 2011. HYT group contributed revenue and net income of Dairy Production Division. As the Dairy Production Division represented a separate business segment, the disposal group has been treated as a discontinued operation in this quarterly financial report. The post-tax result of the Dairy Production Division has been disclosed as a discontinued operation in the consolidated statements of income and comprehensive income.

		Three months ended	Three months ended
	Note	March 31, 2011	March 31, 2010
		(Unaudited)	(Unaudited)
		$	$
Revenue		-	4,111,322

Cost of goods sold		-	1,824,741

Gross profit		-	2,286,581

General and administrative expenses		-	(111,241)
Net income from operations		-	2,175,340

Interest expense		-	(118,072)
Net income before income taxes		-	2,057,268

Net income from disposal of subsidiaries	(a)	19,941,880	-
Net income before income taxes		19,941,880	2,057,268
Provision for income taxes		-	-
Net income from discontinued operations		19,941,880	2,057,268
Less: Net income attributable to the non - controlling interest		(9,737,929)	(452,599)
Net income from discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries		10,203,951	1,604,669

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(a)	Net gain on sale of subsidiaries, HYT and ZX

			Three months ended
	Note		March 31, 2011

		$	$
Consideration received and receivable	(b)		45,000,000
Net assets of HYT and ZX group as of December 31, 2010 disposed of	(c)	47,985,152
Less: Non controlling interest of ZX as of December 31, 2010		(9,737,929)
			38,247,223
			6,752,777

Cumulative exchange gain in respect of net assets of subsidiares reclassified from other comprehensive income to net gain on sale of subsidiaries			3,451,174
Net gain on sale of subsidiaries, HYT and ZX			10,203,951

Sale proceeds of HYT and ZX were not subject to business tax of PRC and income tax of PRC and Macau.

(b)	Consideration received

Three months ended
March 31, 2011
$
Consideration received in cash and cash equivalents	704,388
Deferred sales proceeds	44,295,612
Total consideration proceeds	45,000,000

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(c)	Analysis of consolidated assets and liabilities of subsidiaries, HYT and ZX as of December 31, 2010

December 31, 2010
$
ASSETS
Current assets
Cash and cash equivalents	3,137,885
Inventories	7,495,794
Deposits and prepaid expenses	8,874,285
Accounts receivable, net of allowance for doubtful accounts	6,044,666
Other receivables	2,069,514
Total current assets	27,622,144
Property and equipment

Property and equipment, net of accumulated depreciation	14,612,953
Goodwill	11,275,060
Land use rights, net of accumulated amortization	9,441,158
Total property and equipment	35,329,171

Total assets	62,951,315

Less: LIABILITIES

Current liabilities
Accounts payable and accrued expenses	22,409
Other payables	11,167,319
Total current liabilities	11,189,728

Other liabilities
Long term debt	3,776,435

Total liabilities	14,966,163
Net assets of subsidiaries, HYT and ZX as of December 31, 2010 disposed of	47,985,152

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(d)	Net cash outflow on sale of subsidiaries, HYT and ZX

Three months ended
March 31, 2011

Consideration received in cash and cash equivalents	704,388
Less: cash and cash equivalents balance disposed of	(3,137,885)
Net cash outflow on disposal of subsidiaries, HYT and ZX	(2,433,497)

(e)	Detailed cash flow from discontinued operations

		Three months ended	Three months ended
	Note	March 31, 2011	March 31, 2010
		(Unaudited)	(Unaudited)
		$	$

Cash flows from operating activities
Net income for the period		10,203,951	2,057,265

Adjustments to reconcile net income to net cash from operations:
Depreciation		-	388,896
Amortization		-	390,662
Net gain of sale of subsidiaries, HYT and ZX		(10,203,951)	-
Changes in operating assets and liabilities:
Increase in inventories		-	(86,180)
Increase in deposits and prepaid expenses		-	(2,571,852)
Increase in other payables		-	123,320
Decrease in accounts receivable		-	129,985
Decrease in other receivables		-	1,434,678
Net cash provided by operating activities		-	1,866,774
Cash flows from investing activities
Net cash outflow on sale of subsidiaries, HYT and ZX	6(d)	(2,433,497)	-
Payment for acquisition of land use rights		-	(1,157,278)
Payment for construction in progress		-	(244,806)
Net cash used in investing activities		(2,433,497)	(1,402,084)
Cash flows from financing activities
Net cash provided by financing activities		-	-

Effects on exchange rate changes on cash		-	(30,742)
(Decrease) increase in cash and cash equivalents		(2,433,497)	433,948

Cash and cash equivalents, beginning of period		3,137,885	2,037,949

Cash and cash equivalents, end of period		704,388	2,471,897

Supplementary disclosures of cash flow information:
Cash paid for interest		-	118,073
Cash paid for income taxes		-	-
Non - cash transactions
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX		44,295,612	-

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	CASH AND CASH EQUIVALENTS

	March 31, 2011	December 31, 2011
	$	$

Cash and bank balances	482,916	3,890,026

8.	INVENTORIES

As of March  31, 2011,   inventories are as follows:

	March 31, 2011	December 31, 2010
	$	$

Bread grass	3,083	54,096
Beef cattle	172,323	3,338,237
Organic fertilizer	51,546	56,593
Raw materials for bread grass and organic fertilizer	279,267	141,839
Raw materials for HU plantation	-	64,353
Immature seeds	809,372	801,596
Harvested HU plantation	201,167	199,234
Unharvested HU plantation	282,282	29,079
Forage for milk cows and consumable	-	4,228,100
	1,799,040	8,913,127

9.	DEPOSITS AND PREPAID EXPENSES

	March 31, 2011	December 31, 2010
	$	$

Deposits for
acquisition of land use rights	4,453,665	4,453,665
inventory purchases	374,027	648,303
lease agreements	519,296	2,129
materials used for construction in progress	-	251,329
Prepayments for purchases of milk cows, dairy farm and containers -	8,874,285
	5,346,988	14,229,711

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	ACCOUNTS RECEIVABLE

The company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the company. As such, all trade receivables are reflected as a current asset and no allowance for bad debt has been recorded as of March 31. 2011 and December 31, 2010. Bad debts written off for the years ended March 31, 2011 and December 31, 2010 are $0.

Aging analysis of accounts receivable is as follows:

	March 31, 2011	December 31, 2010
	$	$

0 - 30 days	3,285,872	5,083,928
31 - 90 days	1,588,589	175,843
91 - 120 days	377,720	1,093,642
over 120 days and less than 1 year	3,169,008	6,450,358
over 1 year	8,459,044	8,459,044
	16,880,233	21,262,815
Less: amounts reclassified as long term accounts receivable	(8,459,044)	(8,459,044)
	8,421,189	12,803,771

11.	OTHER RECEIVABLES

	March 31, 2011	December 31, 2010
	$	$

Due from employees	78,797	374,622
Disposal proceeds receivable	44,295,612	-
Due from third parties	3,488,926	2,636,966
Due from HYT	10,434,519	-
Temporary payments for potential investment	956,092	956,092
	59,253,946	3,967,680

 Due from related parties, employees and third parties are unsecured, interest free and without fixed term of repayment.  Due from employees are the amounts advanced for handling business transactions on behalf of the Company, and are reconciled once the business transactions have been completed. The Company derecognized HYT group (including HYT and ZX) as subsidiaries since January 1, 2011.  Due from HYT is unsettled balance which is unsecured, interest free and will be repayable within one year.

Disposal proceeds receivable is  due to Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd
(i)	of which $3,796,215 shall be settled by way of equal installment of $759,243 each on April 30, June 30, August 31, October31 and December 31 of 2011; and
(ii)	the remaining $40,499,397 shall be settled by way of cash contribution toward of land use rights payable as stated in the agreement.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PLANT AND EQUIPMENT

	March 31, 2010	December 31, 2010
	$	$

Milk cows	-	7,659,263
Plant and machinery	1,700,779	11,604,975
Structure and leasehold improvements	27,211	110,801
Mature seeds	503,663	498,824
Furniture and equipment	706,225	263,981
Motor vehicles	47,568	47,568
	2,985,446	20,185,412

Less: Accumulated depreciation	(456,297)	(3,029,630)
Net booking value	2,529,149	17,155,782

Depreciation expense was $40,353 and $670,887 for the three months ended March 31, 2011 and December 31, 2010, respectively.

13.	CONSTRUCTION IN PROGRESS

	March 31, 2011	December 31, 2010
	$	$

Construction in progress
- Oven room for production of dried flowers	794,656	479,559
- Organic fertilizer and bread grass production plant	1,824,118	1,751,916
	2,618,774	2,231,475

14.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC.  Instead, the Company has leased three lots of land. The cost of the first lot of land use rights acquired in 2007 was $6,194,505 which consisted of 1,985.06 acres in the Hebei Province and the leases expire in 2036, 2051, 2067 and 2077. The costs of the second lot of land use rights acquired in 2007 in the Guangdong Province, PRC was $6,408,289 and consists of 174.94 acres and the lease expires in 2067. The cost of the third lot of land use rights acquired in 2008 in the Guangdong Province, PRC was $764,128 which consists 33.68 acres and the lease expires in 2068. The cost of the fourth lot of land use rights acquired in 2010 in the Hebei Province, PRC was $3,223,411 which consists 825.00 acres and the lease expires in 2066. The first lot of land use rights of original cost of $6,194,505 and the fourth lot of land use rights of original cost of $3,223,411 were disposed upon disposal of a subsidiary of ZX. The cost of the fifth lot of land use rights acquired in 2011 was $7,042,831 which consisted of 57.58 acres in the Guangdong Province, PRC and the leases expire in 2037.

	March 31, 2011	December 31, 2010
	$	$

Cost	14,967,663	18,776,139
Less: Accumulated amortization	(564,606)	(1,946,729)
Net book value	14,403,057	16,829,410

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	LAND USE RIGHTS (CONTINUED)

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years.

Amortization of land use rights was $100,745 and $1,012,123 for the years ended March 31, 2011 and March 31, 2010, respectively.

15.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a China patent, for the manufacturing of livestock feed and bio-organic fertilizer and its related labels for $8,000,000.

	March 31, 2011	December 31, 2010
	$	$

Proprietary technologies	8,000,000	8,000,000
Less: Accumulated amortisation	(801,164)	(712,117)
Net carrying amount	7,198,836	7,287,883

Amortization of proprietary technologies was $89,047 and $89,047 for the three months ended March 31, 2011 and 2010, respectively. No impairment of proprietary technologies has identified during the years ended March 31, 2010 and 2010.

16.	GOODWILL

Goodwill represents the fair value of the assets acquired the acquisitions over the cost of the assets acquired.  It is stated at cost less accumulated impairment losses. Management tests goodwill for impairment on an annual basis or when impairment indicators arise. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the assets. To date, no such impairment losses have been recorded.

	March 31, 2011	December 31, 2010
	$	$

Goodwill from acquisition	724,940	38,444,099
Less: Accumulated impairment losses	-	(26,444,099)
Net carrying amount	724,940	12,000,000

17.	VARIABLE INTEREST ENTITY

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	VARIABLE INTEREST ENTITY (CONTINUED)

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

On March 31, 2011, the Company evaluated  the above VIE testing results and concluded that the Company is  the primary beneficiary of SJAP ’s expected losses or residual returns and SJAP  qualifies as a VIE of the Company.

The reasons for the changes are as follows:

●
Originally, the board of directors of Sanjiang A Power (SJAP) consisted of 7 members; 3 appointees from Qinghai Sanjiang( one of stockholder), 1 from Garwor (one of stockholder), and 3 from  the Company such that the Company did not have majority interest represented in the board of directors of SJAP.

●	On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The aforesaid sale and transfer was approved by the State Administration for Industry And Commerce of Xining City Government of the People’s Republic of China.

Consequently Garwor and the Company agreed that the new board of directors of SJAP would consist of 3 members; 1 appointee from Garwor and 2 appointees from the Company, such that the Company now had a majority interest in the board of directors of SJAP. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the financial officer of SJAP was appointed by SIAF’s management.

As result, the financial statements of SJAP were included in the consolidated financial statements of the company.

17.	LICENSE RIGHTS

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	OTHER PAYABLES

	March 31, 2011	December 31, 2010
	$	$
		-
Due to third parties	195,193	1,077,738
Due to related parties	6,339,493	223,884
Due to employees and others	57,901	110,668
	6,592,587	1,412,290

Due to third parties, related parties, employees and others are unsecured, interest free and have no fixed terms of repayment.

19.	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company had long term contract of fish development service contract of duration ranging 6 months to 18 months.

	March 31, 2011	December 31, 2011
	$	$

Billings	1,648,000	-
Less: Costs	(477,250)	-
Estimated earnings	(739,983)	-
Billing in excess of cost and estimated earnings on uncompleted contract	430,767	-

20.	SHAREHOLDERS’ EQUITY.

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

On  March 22, 2010, the Company authorized 10,000,000 shares of Series B convertible preferred stock at $0.001 at par value. Series B convertible  preferred stock is redeemable, the stockholders are not entitled to receive any dividend and voting rights but are entitled to rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were cancelled and the Company issued 7,000,000 shares of Series B convertible preferred stock of $1 per share. The company has authorized 10,000,000 shares of Series B convertible preferred stock with 7,000,000 and 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	SHAREHOLDERS’ EQUITY (CONTINUED)

Series A preferred stock stockholders
(i)	are not entitled to receive any dividend;

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

(iii)
are entitled to rank senior over common stockholders , other class or Series B convertible preferred stockholders on liquidation. The company has authorized 100 shares of Series A preferred stock with 100 and 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.

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

During the three months ended March 31, 2011, the Company issued 1,321,000 shares of common stock for $1,989,000 at values ranging from $1.40 to $1.46 per share to settle debts due to third parties.

21.	BANK BORROWINGS

There are no provisions in the group’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the group’s business.

Name of bank	Interest rate	Term	Security	Amount
				March 31, 2011	December 31, 2010
				$	$

Agricultural Development Bank of China	6.75%	4/29/2007-4/28/2012	Corporate guarantee by third party	-	3,776,435

22.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices, currently with a monthly rent of $479 in Enping City, Guangdong Province, PRC, and the  lease expires on March 31, 2014 and  (ii)2,300  square feet of office space in Guangzhou City, Guangdong Province, PRC, currently with a monthly rent of $4,238 and the  lease expires on October  15, 2012.

Lease expense was $14,150 and $14,360 for the three months ended March 31, 2011 and 2010, respectively.

The future minimum lease payments as of March 31, 2011, are as follows:

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	OBLIGATION UNDER OPERATING LEASES (CONTINUED)

March 31, 2011
$

Year ended December 31,2011	42,273
Year ended December 31,2012	56,364
Year ended December 31,2013	5,160
Year ended December 31,2014	5,160
Thereafter	-
108,957

23.	CONTINGENCIES

As of March 31, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and comprehensive income or cash flows.

24.	GAIN (LOSS) ON EXTINGUISHMENT OF DEBTS

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts $92,926 and $(4,565,180) has been (charged) to operation during the three months ended March 31, 2011 and 2010, respectively

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the year, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman
Included in due to directors, due to Mr. Solomon Yip Kun Lee is $788,422 and $926,196 as of March 31, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd	During the three months ended March 31, 2011, the Company disposed 100% equity interest in HYT group (including HYT and ZX) for $45,000,000.

Included in other receivables, due to Mr. Xi Ming Sun is $44,295,612 and $0 as of March 31, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment. Of which $3,796,215 shall be settled by way of equal installment of $759,243 each on April 30, June 30, August 31, October31 and December 31 of 2011 and the remaining $40,499,397 shall be settled by way of cash contribution toward of land use rights payable as stated in the agreement.

Included in other payables, due to Mr. Xi Ming Sun is $nil and $213,223 as of March 31, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Yi Lin Zhao, director of Qinghai Sanjiang A Power Agriculture Co., Ltd
Included in other payables, due to Mr. Yi Lin Zhao is $nil and $19,661 as of March  31, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Rui Xiong He , director of Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd, subsidiary of the Company	During the three months ended March 31, 2011, Mr. Rui Xiong He sold his land use rights to the Company for $7,042,831.

Included in other payables, due to Mr. Rui Xiong He is $6,339,493  and $ 0 as of March 31, 2011 and December 31, 2010, respectively. The amount is land use rights payable, unsecured, interest free and has no fixed term of repayment.

Enping Bi Tao A Power Prawn Culture Development Co. Ltd (under application), investee
During the three months ended March 31, 2011, the Company entered into a prawn farm contract with Enping Bi Tao A Power Prawn Culture Development Co. Ltd (under application) with a contract value of $1,648,000 and recognized income of $739,983 .

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping Bi Tao A Power Prawn Culture Development Co. Ltd (under application) is $430,767 and $0 as of March 31, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

25.	SUBSEQUENT EVENT

A Sino Foreign Joint Venture Company, Linli A Power Agriculture Co. Ltd is established, of which 51% and 24% equity interest  are owned by SJAP and SIAF, respectively, and the name is  still pending on the approval of the PRC authorities.

On  April 5, 2011, the company acquired land use rights for two lots of land in the Guangdong Province and Hunan Province , PRC of  64.99 acres and the leases expire in 2030 and  2054 in the PRC for $5,032,426.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

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

The Company Structure
(Pending on relevant approvals)
Appendix ATT2
* On February 11 and 28, 2011, the Company through CA entered into an agreement to form (BT A Power Prawn) of which the Company will own 25% equity interest and applied to the Business Department of the PRC for the registration of the name (BT A Power Prawn) respectively, and approval of which is pending as such we are anticipating due approval will be granted on or before August 31, 2011.

** On April 5th, 2011, application of the company name of (LL A Power) was submitted for registration and approval of which is anticipated on or before September 30, 2011.

*** Approval of the Sino Joint Venture and the name of BT A Power Fishery is still pending and expecting approval to be granted on or before July 31, 2011.

Consolidated Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Revenues decreased by $1,289,791 or 29.24% to $3,121,531 for the three months ended March 31, 2011 from $4,411,322 for the three months ended March 31, 2010. The decrease was primarily due to the missing of the revenue generated from the diary and the other sectors’ revenue has not been able to match the dairy yet.

The following chart illustrates the changes by category from the Three Months Ended March 31, 2011 to March 31, 2010.

Category	2011	2010	Difference

Fishery	$1,559,745	$300,000	$1,259,745

Dairy	-	4,111,322	(4,111,322)

Plantation	-	-	-

Beef	1,561,786	-	1,561,786

Totals	$3,121,531	$4,411,322	$(1,289,791)

Cost of Goods Sold

Cost of goods sold decreased by $634,126 or 34.75% to $1,190,615 for the three months ended March 31, 2011 from $1,824,741 for the three months ended March 31, 2010. The increase was primarily due to the cost of goods of the dairy was not there.

The following chart illustrates the changes by category from the Three Months Ended March 31, 2011 to March 31, 2010.

Category	2011	2010	Difference

Fishery	$619,931	$-	$619,931

Dairy	-	1,824,741	(1,824,741)

Plantation	-	-	-

Beef	570,684	-	570,684

Totals	$1,190,615	$1,824,741	$(634,126)

Gross Profit

Consolidated gross profit decreased by $655,665 or 25.35% to $1,930,916 for the three months ended March 31, 2011 from $2,586,581 for the three months ended March 31, 2010. The decrease was primarily due to the dairy’s gross profit was not there.

The following chart illustrates the changes by category from the Three Months Ended March 31, 2011 to March 31, 2010.

The gross profit by category is as follows:

	Three Months Ended March 31,

Category	2011	2010	Difference

Fishery	939,814	300,000	639,814

Dairy	-	2,286,581	(2,286,581)

Plantation	-	-

Beef	991,102	-	991,102

Total	1,930,916	2,586,581	(655,665)

Depreciation and Amortization

Depreciation and amortization decreased by $1,541,912 or 87.01% to $230,145 for the three months ended March 31, 2011 from $1,772,057 for the three months ended March 31, 2010. The decrease was primarily due to the decrease of depreciation of $630,534 for three months ended March 31, 2011 from depreciation of $670,887 for the three months ended March 31, 2010, and the decrease of amortization of $911,378 for three months ended March 31, 2011 from amortization of $1,101,170 for the three months ended March 31, 2010

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) increased by $176,055 or 34.04% to $ 693,318 for the three months ended March 31, 2011 from $517,263 for the three months ended March 31, 2010. The increase was primarily due to increase on the overall general and administration expenses amounting to $690,146 during three months ended March 31, 2011 from $514,336 for the three months ended March 31, 2010 and the decrease in depreciation & amortization charges of $14,851 for three months ended March 31, 2011 from $104,338 for the three months ended March 31, 2010.

Category	2011	2010	Difference

Office and corporate expenses	$256,994	$199,189	$57,805

Wages and Salaries	$247,906	$196,251	$51,655

Traveling and related lodging	$24,379	$2,598	$21,781

Motor vehicles expenses and local transportation	$6,545	$4,241	$2,304

Entertainments and meals	$22,929	$1,410	$21,519

Others and miscellaneous	$41,906	$6,309	$35,597

Depreciation and amortization	$89,487	$104,338	$(14, 851)

Sub-total	$690,146	$514,336	$175,810

Interest expenses	$3,172	$2,927	$245

Total	$693,318	$517,263	$176,055

In this respect, total depreciation and amortization amounted to $230,145 for the three months ended March 31, 2011, out of which amount, $89,487 was booked under General and administration expenses and $140,658 was booked under cost of goods sold; whereas total depreciation and amortization was at $1,772,057 for the three months ended March 31, 2010 and out of which amount, $104,338 was booked under General and Administration expenses and $1,667,719 was booked under cost of goods sold.

Gain /(Loss) on extinguishment of debts

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the share were issued. Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $0.09 million and $(4) million has been credited (charged) to operations , respectively for the three months ended March 31, 2011 and 2010 and that gain (loss) has no effects on cash flows, total assets and total liabilities.

Net income of discontinued operations

On February 15, 2011 and on March 29, 2011, the Company entered the agreement and memorandum of understanding, respectively to sell 100% equity interest in HYT group (including HYT and ZX) to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45million and the effective date of sale of subsidiaries is January 1, 2011. HYT group contributed revenue and net income of Dairy Production Division. Prior to sale of HYT group, the Dairy Production Division represented a separate business segment, the disposal group has been treated as a discontinued operation in this quarterly financial report. Net gain of sale of the Dairy Production Division of $10 million has been recorded as net income from discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries for the three months ended March 31, 2011. This compares with net income from c discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries of $1.6 million for the three months ended March 31, 2010.

Income Taxes

There was no income tax payable in three months ended March 31, 2011 and 2010.

Off Balance Sheet Arrangements

As of March 31, 2011, there is a long term loan debt guaranteed by a third party as shown in the notes to the financial bank loan in the audited financial statements.

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

These seasonal factors have certain influences on our overall operations explained as follows:

The Plantation - The HU flowers’ harvesting season is from July to the end of October. During this time, the bulk of our freshly harvested flowers are dried and stored. Although the dried flowers are sold year round, the bulk of sales are from November to June each year. In general, we sell the dried flowers at their highest prices from April through June. During 2009, we did not have enough dried flowers to store and sell throughout the entire year and our harvest was sold by the end of March. However, our 2010 harvest was at 31.5 million pieces which is twice the volume of our 2009 harvest of 16.5 million pieces in 2009. This harvest of 31.5 million is still insufficient flowers to be processed into dried flowers to be stored and sold through to June 2011 to even out our annual sales through the year of 2011.

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

As at March 31, 2011, we had no other significant transactions that may affect our cash / Liquidity other than the seasonal variation effects mentioned earlier and the effects stated herein: “The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.”

Taxes

There was no income tax payable in both of the three months ended March 31, 2010 and 2011.

Under new tax legislation of China beginning January 2008, the agriculture, dairy and fishery sectors are exempted from enterprise income taxes.

Liquidity and Capital Resources

As of March 31, 2011, we had unrestricted cash and cash equivalents of $482,916 (see notes to the consolidated financial statements), and our working capital as of March 31, 2011 was at $66,544,578.

As of March 31, 2011, our total long term debts are as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Long Term Bank Debts	$0	$0	$0	$0	$0

Cash provided by operating activities from continuing operations totaled $3,645,860 for the three months ended March 31, 2011. This compares with cash used in operating activities from continuing operations totaled $727,250 for the three months ended March 31, 2010. The increase in cash flows from operations primarily resulted from net cash provided by net income for the year after adjustments of non- cash items.

Cash used in investing activities from continuing operations totaled ($1,098,135) for the three months ended March 31, 2011. This compares with cash used in investing activities from continuing operations totaled ($460,742) for the three months ended March 31, 2010. The increase in cash used in investing activities primarily resulted from the purchase of property and equipment of $6,449, acquisition land use rights of $704,388, and payment for construction in progress of $387,298 , from ($460,742) for three months ended March 31, 2010.

Cash used in financing activities from continuing operations totaled $3,905 for the three months ended March 31, 2011. This compares with cash used in financing activities from continuing operations totaled $0 for the three months ended March 31, 2010.

Cash provided by operating activities from discontinued operations totaled $0 for the three months ended March 31, 2011. This compares with cash used in operating activities from discontinued operations totaled $1,866,774 for the three months ended March 31, 2010. The decrease in cash flows from operations primarily resulted from there is no cash generated from the discontinued operations of Dairy Production Division since January 1, 2011.

Cash used in investing activities from discontinued operations totaled $(2,433,497) for the three months ended March 31, 2011. This compares with cash used in investing activities totaled ($1,402,084) for the three months ended March 31, 2010. The increase in cash used in investing activities primarily resulted from cash of $3,137,885 owned by. Dairy Production Division being disposed since January1, 2011

Cash provided by financing activities from discontinued operations totaled $0 for the three months ended March 31, 2011. This compares with cash provided by financing activities from discontinued operations totaled $0 for the three months ended March 31, 2010.

Bank Loan

As of March 31, 2011, there is a long term loan debt guaranteed by a third party as shown in the notes to the consolidated financial statements.

Related Parties Transactions

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the quarter, the Company had the significant related party transaction as detailed in the notes of account above.

OTHER SIGNIFICANT TRANSACTIONS THAT AFFECT CASH/LIQUIDITY:

As of March 31, 2011, we had no other significant transactions that may affect our cash / Liquidity other than the seasonal variation effects mentioned earlier and the effects stated herein: “The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.”

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, HJST, ZX, PMH. HYT and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. HYT and ZX were derecognized as subsidiaries since 1 January 2011 and PMH was dissolved on January 28, 2011.

SIAF, CA, CS, CH, TRW, MEIJI, JHST, APWAM and SJAP are hereafter referred to as (“the Company”).

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

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC Topic 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. License fee income is recognized on the accrual basis in accordance with the underlying agreements.

Revenues from the Company's fishery development services contract are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

The percentage of completion method requires the ability to estimate several factors, including the ability of the customer to meet its obligations under the contract, including the payment of amounts when due. If we determine that collectability is not assured, we will defer revenue recognition and use methods of accounting for the contract such as completed contract method until such time we determine that collectability is reasonably assured or through the completion of the project.

For fixed-price contracts, the Company uses the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company accounts for maintenance and repair services under the guidance of ASC 605 as the services provided relate to construction work. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, job conditions, and estimated profitability arising from contract penalty, change orders and final contract settlements may result in revisions to the estimated profitability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined.  Profit incentives are included in revenues when their realization is reasonably assured. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified.

REVENUE RECOGNITION

The Company will not provide warranties to customers on a basis customary to the industry; however, the customers can claim warranty directly from product manufacturers. Historically, the Company has no warranty claims history in the past.

The Company recognizes revenue when the fishery development contract services are rendered, structure is delivered and title has passed. Sales revenue represents the invoiced value of fishery development contract services, net of business tax. All of the Company’s fishery development consultancy services revenue  that are earned  in the PRC are subject to a Chinese business tax at a rate of 0% of the gross fishery development con tract  service income approved by the Chinese local government.

COST OF GOODS SOLD

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and  comprehensive income as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $1,234,698 as of March 31, 2011 and $3,804,116 as of December 31, 2010. The balance sheet amounts with the exception of equity at March 31, 2011 and December 31, 2010 were translated at RMB 6.57 to $1.00 and RMB6.62 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the three months ended March 31, 2011 and March 31, 2010 were RMB6.59to $1.00 and RMB6.81 to $1.00, respectively.

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

The standard credit period of the Company’s most of client is three months. The collection period over 1 year is classified as long term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of March 31, 2011 and December 31, 2010 are $0.

INVENTORIES

Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows:
-   raw materials – purchase cost on a weighted average basis;
-	manufactured finished goods and work-in-progress – cost of direct materials and labor and a proportion of manufacturing overhead based on normal operation capacity but excluding borrowing costs; and
-   retail and wholesale merchandise finished goods – purchase cost on a weighted average basis.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the property and equipment as a replacement only if it is eligible for capitalization. The assets’ residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at each financial year-end.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Milk cows	10 years
Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 - 20 years
Mature seeds	20 years
Furniture and equipment	2.5 - 10 years
Motor vehicles	5 -10 years

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

GOODWILL

Goodwill is an asset representing the fair economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment on an annual basis at the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment at the level of each reporting unit. The Company directly acquired MEIJI which is engaged in Hu Plantation. As a result of this acquisition, the Company recorded goodwill in the amount of $724,940. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

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

VARIABLE INTEREST ENTITY

An entity (investee) in which the investor has obtained less than a majority-owned interest, according to the Financial Accounting Standards Board (FASB). A variable interest entity (VIE) is subject to consolidation if A VIE is an entity meeting one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation.

(d)	equity-at-risk is not sufficient to support the entity's activities
(e)	As a group, the equity-at-risk holders cannot control the entity; or
(f)	The economics do not coincide with the voting interest

If a firm is the primary beneficiary of a VIE, the holdings must be disclosed on the balance sheet. The primary beneficiary is defined as the person or company with the majority of variable interests A corporation formed, owned, and operated by two or more businesses (ventures) as a separate and discrete business or project (venture) for their mutual benefit is defined as a joint venture

INCOME TAXES

The Company accounts for income taxes under the provisions of ASC Topic 740 "Accounting for Income Taxes".  Under ASC Topic 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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
ASC Topic 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC Topic 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

For the three months ended March 31, 2011 and 2010, basic earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.20 and $(0.06), respectively. For the three months ended March 31, 2011 and 2010, diluted earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.18 and $(0.06), respectively.

For the three months ended March 31, 2011 and 2010, basic earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.02 and $(0.09), respectively. For the three months ended March 31, 2011 and 2010, diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.01 and $(0.09), respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended March 31, 2011 or March  31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4T. Controls and Procedures.

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts has been charged to operation during the three months ended March 31, 2011 and 2010.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

Subsequent Events:

1
On 29th March 2011, a M.O.U. was executed between SIAF and Mr. Sun Ximin to effect the cancellation of the sales and purchase of ZX signed earlier between HangYuTai (HYT) and Mr. Sun Ximin and to effect the sales and purchase of shares of HYT between Mr. Sun Ximin and SIAF in following principal terms and conditions:

a
The Parties hereto hereby agree that the said Company and Mr. SUN shall as soon as practicable execute a Cancellation Agreement in respect of the sale and purchase of the said Shares under the S & P Agreement.

b
All payments that have been paid by Mr. SUN under the S & P Agreement to the said Company shall be transferred towards the account of such monies to be paid by Mr. SUN to SIAF under the Fresh Agreement.

c	The Parties hereto shall as soon as practicable execute the Fresh Agreement upon upon the the same terms and conditions as contained in the S & P Agreement except for the following :
c.1	SIAF shall sell and Mr. SUN shall purchase the entire equity of the said Company (hereinafter called “the Sale Shares”).
c.2	The purchase consideration for the Sale Shares shall be a sum of US$45 million (hereinafter called “the Purchase Consideration”), to reflect the actual value of ZhongXing as follows:

description	Audited financial	Financial used in original contract
	US$	US$
Total Assets	62,950,744,.15	45,193,143.92
Total Liabilities	5,853,647.74	4,699,252.69
Net Assets	57,097,096.41	40,493,891.22
Consideration of the S&P (Round Figure)	45,000,000.00	31,000,000.00
Exchange rate US$ =	RMB6.5564	RMB6.62

d	Mr. SUN shall pay/settle the Purchase Consideration as follows :-
d.1
A sum of RMB5,011,000.00 (equivalent to US$759,242.50) only  as required to  be paid  by Mr. SUN to SIAF by way of deposit and part payment towards the Purchase Consideration, shall be deemed paid by way of a transfer of the deposit so paid by Mr. SUN under the S & P Agreement as stipulated in Clause 2 hereof.

d.2
The balance of the Purchase Consideration amounting to 287,489,000 (equivalent to US$44,240,757.50) only (hereinafter called "the Balance Purchase Consideration”) shall be paid by Mr. SUN in the manner set forth hereunder:-

d.3
A sum of RMB25,055,000.00 (equivalent to US$3,796,212.50) (hereinafter called “the Further Payment”) in cash shall be paid by Mr. SUN to SIAF by way of 5 equal instalments of RMB5,011,000.00 (equivalent to US$759,242.50) each, on or before the following dates :-

(1)	April 30, 2011 ;
(2)	June 30, 2011 ;
(3)	August 31, 2011 ;
(4)	October 31, 2011; and
(5)	December 31, 2011.
d.5
The remainder of the Balance Purchase Consideration in the amount of RMB 262,434,000 (equivalent to US$40,374,461.50) (hereinafter referred to as “the Final Payment”) settled by Mr. SUN by way of cash contribution towards part or full payment of the Land Price as defined in the S & P Agreement

d.6	The management financial results of the said Company as at 31.12.2010 after correction are detailed as follows:

Description	US$
Total Assets	80,911,901.27
Total liabilities	80,911,901.27
Net Assets	Nil

These changes have been incorporated in the calculation of this quarter of 2011 accordingly

2
Effectively an assignment to assign the right to purchase the land use right to Macau Meji Limited (another fully own subsidiary of SIAF) for land situated at Liangxi Town, Yane Xiaoban Village of 257 acres executed between HYT and Feng Chi Quan on Feb. 22, 2011 will be executed on or before May 13th, 2011 after our lawyers have reviewed the final terms of the said assignment.

The agreementfor the purchase of the Land Use Right between HYT and FengChi Quan dated February 22, 2011 was terminated due to the sales of HYT & ZX, such that, a new agreement dated April 5, 2011 for the said purchase of land use right was executed between Macau MEIJI Company Ltd. (another fully owned subsidiary of the Company) and Feng Chi Quan replacing the said HYT and Feng Chi Quan agreement. Other terms & conditions remained unchange including the purchase consideration of RMB31,602,000 (equivalent to US$4,819,305.)
A Copy of the agreement is attached hereof marked LA1.

3
On April 5th, 2011a land lease contract was executed between OuChi Village committee and Hunan, Linli A Power Agriculture Co. Ltd. (a newly formed SFJVC, 51% owned subsidairy of SJAP of Xiing City,and a 24% owned affiliate of SIAF which name is still pending on the approval of the PRC authorities) with following details:

Address:	OuChi Village, FengHuo Xiang, Linli County, Hunan Province
Number of acres:	23.73 acres
Date of grant:	Pending on approval by the authority,
(expecting on or before 31st December 2011)
Duration of land use right:	43 years
Lease consideration:	RMB1,397,516. (equivalent to US$213,122).

After the leasing contract becomes effective, the related Land Use Right will need to be applied with the PRC Land Authorities (expecting on or before August 31, 2011).

4	On April 05, 2011 development work on the new cattle farm was started and as at May 10, 2011 corresponding work in progresses are reported as follows:
The main entry road to the farm's property has been completed.
A Substation to provide electricity to the farm was built and installed and in operation.
All land and has been plough and turned ready for seedling.
Internal fences to sub-divide the farm into small blocks have been carried out.
Office and staff quarters are being constructed.

5
On April 5th, 2011, the appilication to form a new Sino Foreign Joint Venture Company under the following equity structure of: (Qinghai SanJiang A Power Agriculture Co. Ltd. (51%), SIAF (24%) and DongGuan Shenghua Agricultural Products Trading Company (25%))and subjects to official approval the name of company will be called "Linli A Power Agriculture Company Ltd."

It is estimated that the related approvals will be granted on or before September 30, 2011.

6
It is due to all the expansions adapting by the Company, it is anticipating that upon the official approval granted to the formation of the mentioned SJVCs, the Company's corporate structure will be changed as shown in attachment marked ATT2 attached hereof.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification by Lee Yip Kun Solomon, the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of Sino Agro Food, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Lee Yip Kun Solomon, the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of Sino Agro Food, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

May 20, 2011	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 20, 2011	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

May 20, 2011	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

May 20, 2011	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary