Form 10-Q
period 2011-06-30
Sino Agro Food, Inc.
filed 2011-08-22
CIK 1488419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-54191

SINO AGRO FOOD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-1219070
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Room 3711, China Shine Plaza No. 9 Lin He Xi Road Tianhe County, Guangzhou City, P.R.C.	510610
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 16, 2011, there were 62,894,262 shares of Common Stock issued and outstanding.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE SIX MONTHS ENDED JUNE 30, 2011

SINO AGRO FOOD, INC. AND SUBSIDIARIES

SINO AGRO FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	856,395	3,890,026
Inventories	1,865,460	8,913,127
Deposits and prepaid expenses	7,674,273	14,229,711
Accounts receivable, net of allowance for doubtful accounts	12,815,904	12,803,771
Other receivables	49,446,326	3,967,680
Total current assets	72,658,358	43,804,315
Property and equipment
Property and equipment, net of accumulated depreciation	2,516,146	17,155,782
Construction in progress	2,724,699	2,231,475
Land use rights, net of accumulated amortization	19,287,002	16,829,410
Total property and equipment	24,527,847	36,216,667
Other assets
Goodwill	724,940	12,000,000
Proprietary technologies, net of accumulated amortization	7,128,294	7,287,883
Unconsolidated equity investees	1,256,555	-
Long term accounts receivable	7,524,244	8,459,044
License rights	1	1
Total other assets	16,634,034	27,746,928
Total assets	113,820,239	107,767,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	411,345	390,846
Billings on uncompleted contracts in excess of costs and estimated earnings	1,684,804	-
Due to a director	74,080	926,196
Dividends payable	206,356	210,262
Other payables	3,304,472	1,412,290
Total current liabilities	5,681,057	2,939,594
Other liabilities
Long term debt	-	3,776,435
Total liabilities	5,681,057	6,716,029
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value	-	-
(10,000,000 shares authorized, 0 share issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)
Series A preferred stock: $0.001 par value	-	-
(100 shares authorized, 100 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)
Series B convertible preferred stock: $0.001 par value)	7,000	7,000
(10,000,000 shares authorized, 7,000,000 shares issued and outstanding) as of June 30, 2011 and December 31, 2010, respectively)
Common stock: $0.001 par value	58,076	55,474
(100,000,000 shares authorized, 57,076,136 and 55,474,136 shares issued and oustanding as of June 30 2011 and December 31, 2010, respectively)
Additional paid - in capital	61,940,035	58,586,362
Retained earnings ($1,250,000 restricted for cost of treasury stock held)	39,146,312	25,019,971
Less: Treasury stock (Cost of 1,000,000 and 0 treasury shares held as of June 30, 2011 and December 31, 2010, respectively)	(1,250,000)	-
Accumulated other comprehensive income	2,809,436	3,804,116
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	102,710,859	87,472,923
Non - controlling interest	5,428,323	13,578,958
Total stockholders' equity	108,139,182	101,051,881
Total liabilities and stockholders' equity	113,820,239	107,767,910

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Continuing operations
Revenue	6,705,370	395,531	9,826,901	695,531
Cost of goods sold	2,881,648	-	4,072,263	-
Gross profit	3,823,722	395,531	5,754,638	695,531
General and administrative expenses	(544,094)	(928,376)	(1,234,240)	(1,442,712)
Net income (loss) from operations	3,279,628	(532,845)	4,520,398	(747,181)
Other income (expenses)
Other income	9,314	-	18,616	-
Gain (loss) of extinguishment of debts	489,500	(1,586,000)	582,426	(6,151,180)
Interest expense	(4,300)	(1,934)	(7,472)	(4,861)
Net income (expenses)	494,514	(1,587,934)	593,570	(6,156,041)
Net income before income taxes	3,774,142	(2,120,779)	5,113,968	(6,903,222)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	3,774,142	(2,120,779)	5,113,968	(6,903,222)
Less: Net (income) loss attributable to the non - controlling interest	(762,664)	10,529	(1,191,577)	21,176
Net income (loss) from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	3,011,478	(2,110,250)	3,922,391	(6,882,046)
Discontinued operations
Net income from discontinued operations	-	2,295,263	19,941,880	3,817,507
Less: Net income attributable to the non - controlling interest	-	(504,936)	(9,737,929)	(700,986)
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries	-	1,790,327	10,203,951	3,116,521
Net income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	3,011,478	(319,923)	14,126,342	(3,765,525)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,676,536	364,014	2,852,210	700,850
Comprehensive income (loss)	4,688,014	44,091	16,978,552	(3,064,675)
Less: other comprehensive (income) loss attributable to the non - controlling interest	(101,798)	(80,131)	(395,716)	(160,141)
Comprehensive income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	4,586,216	(36,040)	16,582,836	(3,224,816)
Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	$0.05	$(0.04)	$0.25	$(0.07)
Diluted	$0.05	$(0.04)	$0.22	$(0.07)
Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing operations
Basic	$0.05	$(0.09)	$0.07	$(0.13)
Diluted	$0.05	$(0.09)	$0.06	$(0.13)
Weighted average number of shares outstanding:
Basic	57,420,993	51,942,636	57,272,885	52,943,579
Diluted	64,620,993	54,128,579	64,272,885	52,943,579

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income (loss) from continuing operations	5,113,968	(6,903,222)
Adjustments to reconcile net income (loss) from continuing operations to net cash from operations:
Depreciation	85,756	310,564
Amortization	306,738	44,890
(Gain) loss on extinguishment of debts	(582,426)	6,151,180
Common stock issued for services	-	497,059
Changes in operating assets and liabilities:
Increase in inventories	(448,127)	(160,608)
Decrease(increase) in deposits and prepaid expenses	(2,318,847)	894,116
Increase in due from directors	-	111,392
(Decrease) increase in due to a director	(584,594)	2,181,490
Increase (decrease) in accounts payable and accrued expenses	42,908	(7,332)
Increase (decrease) in other payables	13,059,501	(396,202)
(Increase) decrease in accounts receivable	(5,122,059)	349,645
Increase in billings on uncompleted contracts in excess of costs and estimated earnings	1,684,804	-
Increase in other receivables	(3,269,215)	(790,037)
Net cash provided by operating activities	7,968,407	2,282,935
Cash flows from investing activities
Purchases of property and equipment	(6,828)	(1,002,665)
Investment in unconsolidated equity investees	(1,256,555)	(600,533)
Acquisition of land use rights	(4,102,453)	(59,252)
Payment for construction in progress	(493,223)	(371,405)
Net cash used in investing activities	(5,859,059)	(2,033,855)
Cash flows from financing activities
Dividends paid	(3,905)	-
Net cash used in financing activities	(3,905)	-
Net cash provided by continuing operations	2,105,443	249,080
Cash flows from discontinued operations
Net cash provided by operating activities	-	5,898,160
Net cash used in investing activities	(3,137,885)	(4,693,689)
Net cash used in financing activities	-	(3,154,338)
Net cash used in discontinued operations	(3,137,885)	(1,949,867)
Effects on exchange rate changes on cash	(2,001,189)	532,545
Decrease in cash and cash equivalents	(3,033,631)	(1,168,242)
Cash and cash equivalents, beginning of period	3,890,026	2,360,587
Cash and cash equivalents, end of period	856,395	1,192,345
Less: cash and cash equivalents at the end of the period - discontinued operation	-	(565,461)
Cash and cash equivalents at the end of the period - continuing operations	856,395	626,884
Supplementary disclosures of cash flow information:
Cash paid for interest	7,472	4,861
Cash paid for income taxes	-	-
Non - cash transactions
Series B convertible preferred stock issued	-	7,000
Common stock retired	-	(7,000)
Series A preferred stock issued	-	-
Common stock issued for settlement of debts	3,910,500	1,816,900
Disposal proceeds receivable from sale of subsidiaries, HYT and ZX	34,473,905	-
Land use rights payable due to related parties	22,411	-
Acquisition of treasury stock	1,250,000	-

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On February 15, 2011, the Company entered the agreement to sell its 78% equity interest in ZX  for $31,000,000.  On March 29, 2011, the Company entered memorandum of understanding to sell its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000  and agreed to cancel the original agreement  of sale ZX with the effective date of sale of subsidiaries is January 1, 2011.

The Company applied to form Enping City Bi Tao A Power Fishery Development Co. Limited (EBAPFD), Enping City Bi Tao A Power Prawn Culture  Development Co. Limited (EBAPCD), and Enping City A Power Cattle Farm Co., Limited (ECF), all of which the Company would indirectly own  25% equity interest.  The approvals of the formation of EBAPFD, EBA PCD, ECF by the relevant authorities of the PRC Government are pending.

The Company applied to form Linli United A Power Agriculture Co., Limited (LLA), of which the Company would directly own 24% and SJAP would own 51% equity interest.  The approvals of the formation of LLA by the relevant authorities of the PRC Government are pending.

The Company’s principal executive office is located at Room 3711, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC 510610.

The nature of the operations and principal activities of Sino Agro Food, Inc. and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a)	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31..2010: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2010: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2010: 100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (12.31.2010: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer

Pretty Mountain Holdings Limited ("PMH")	Hong Kong, PRC	0% (12.31.2010: 80%) directly	Dissolved on January 28, 2011

Macau Eiji Company Limited ("MEIJI")	Macau, PRC	100% (12.31.2010: 100%) directly	Investment holding, technology consulting service

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	PRC	75% (12.31.2010: 75%) directly	Hylocereus Undatus and Asparagus Plantation.

Hang Yu Tai Investment Limited ("HYT")	Macau, PRC	0% (12.31.2010: 100%) directly	Disposed on February 15, 2011 (2010: Investment holding)

ZhongXingNongMu Co. Ltd ("ZX")	PRC	0% (12.31.2010: 78%) indirectly	Disposed on February 15, 2011 (2010: Dairy production and manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pasture)

A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (12.31.2010: 100%) directly	Investment holding

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2010: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Enping City Bi Tao A Power Prawn Culture Development Co., Limited (EBAPCD) (pending approval)	PRC	25% indirectly	Prawn cultivation

Enping City Bi Tao A Power Fishery Development Co., Limited (EBAPFD) (pending approval)	PRC	25% indirectly	Fish cultivation

Enping City A Power Cattle Farm Co., Limited (ECF) (pending approval)	PRC	25% indirectly	Beef cattle cultivation

Linli United A Power Agriculture Co., Limited (LLA) (pending approval)	PRC	24% directly and 51% indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, HJST, ZX, PMH, HYT and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. HYT and ZX were derecognized as subsidiaries since 1 January 2011 and PMH was dissolved on January 28, 2011.

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

Revenues from the Company's agriculture development services contract are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the contract term. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

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

2.8	REVENUE RECOGNITION (CONTINUED)

The Company will not provide warranties to customers on a basis customary to the industry; however, the customers can claim warranty directly from product manufacturers. Historically, the Company has no warranty claims history in the past.

The Company’s agriculture  development consultancy services revenue are recognized when the relevant services are rendered, and are subject to Chinese business tax at a rate of 0% of the gross agriculture development con tract  service income approved by the Chinese local government.

2.9	COST OF GOODS SOLD

Cost of goods sold consists primarily of direct and indirect cost of cultivation of agriculture for sale and cost of development contract.

2.10	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $0 for the six months ended June 30, 2011 and 2010, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses which totaled $0 for the six months ended June 30, 2011 and 2010, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $1,234,698 as of June 30, 2011 and $3,804,116 as of December 31, 2010. The balance sheet amounts with the exception of equity as of  June 30, 2011 and December 31, 2010 were translated at RMB6.47  to $1.00 and RMB6.62 to $1.00, respectively. The average translation rates applied to the statements of income and  comprehensive income and of cash flows for the six  months ended June  30, 2011 and June 30, 2010 were RMB6.51 to $1.00 and RMB6.81 to $1.00, respectively.

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

The standard credit period of the Company’s most of client is three months. The collection period over 1 year is classified as long term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of June 30, 2011 and December 31, 2010 are $0.

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

2.22	TREASURY STOCK

Treasury stock consists of a Company’s own stock which has been issued, subsequently reacquired by the Company , and not yet reissued or canceled. Treasury stock does not reduce the number of shares issued but does not reduce the number of shares outstanding, as well as total stockholders’ equity. These shares are not eligible to receive cash dividends. Treasury stock may be presented as an asset if adequately disclosed (ASC 505-30-30).  Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

State laws and federal agencies closely regulate transactions involving a company’s own capital stock, so the     purchase of treasury shares must have a legitimate purpose. Some of the most common reasons for purchasing treasury shares are as follows:

(i)	to meet additional stock needs for various reasons, including newly implemented stock option plans, stock for convertible bonds or convertible preferred stock, or a stock dividend.

(ii)	to eliminate the ownerships interests of a stockholder.

(iii)	to increase the market price of the stock that returns capital to shareholders.

(iv)	to potentially increase earnings per share of the stock by decreasing the shares outstanding on the same earnings.

(v)	to make more shares available for a merger.

The cost method of accounting for treasury stock shares is adopted. The purchase of treasury stock is treated as a temporary reduction in shareholders equity  in view of the expectation to reissue the shares instead of retiring them. When the Company reissues the treasury shares, the temporary account is eliminated. The cost of treasury stock shares reacquired is charged to a contra account, in this case a contra equity account that reduces the stockholder equity balance. The purchase of treasury shares leaves the common stock and contributed balances intact.

2.23	INCOME TAXES

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

2.24	POLITICAL AND BUSINESS RISK

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

2.25	CONCENTRATION OF CREDIT RISK

Cash includes cash at bank and demand deposits in accounts maintained with banks within the People’s Republic of China. Total cash in these banks on June 30, 2011 and December 31, 2010 amounted to $212,067 and $3,525,224, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. The Company perform ongoing credit evaluations of customers and have not experienced any material losses to date.
The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Customer A	48.63%	-	45.57%	-
Customer B	11.50%	-	13.26%	-
Customer C	9.93%	-	6.78%	-
Customer D	8.50%	-	10.26%	-
Customer E	8.50%	-	8.93%	-
Customer F	-	41.48%	-	40.38%
Customer G	-	31.36%	-	33.33%
Customer H	-	19.20%	-	18.61%
Customer I	-	7.96%	-	7.68%
	87.06%	100.00%	84.80%	100.00%

2.25	CONCENTRATION OF CREDIT RISK (CONTINUED)

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	June 30, 2011	December 31, 2010

Customer A	21.96%	52.13%
Customer B	15.04%	32.14%
Customer C	12.09%	0.00%
Customer D	7.52%	-
Customer E	6.32%	0.00%
Customer F	-	3.79%
Customer G	-	3.59%
Customer H	-	2.91%
	62.93%	94.56%

2.26	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

2.27	EARNINGS PER SHARE

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

For the three months ended June 30, 2011 and 2010, basic earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.05 and $(0.01), respectively. For the six months ended June 30, 2011 and 2010, basic earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.25 and $(0.07), respectively.

For the three months ended June 30, 2011 and 2010, diluted earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.05 and $(0.01), respectively. For the six months ended June 30, 2011 and 2010, diluted earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.22 and $(0.07), respectively.

For the three  months ended June 30, 2011 and 2010,basic earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.05 and $(0.04), respectively. For the six months ended June 30, 2011 and 2010, basic earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.07 and $(0.13), respectively.

For the three  months ended June 30, 2011 and 2010,diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.05 and $(0.04), respectively. For the six months ended June 30, 2011 and 2010, diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.06 and $(0.13), respectively.

2.28	ACCUMULATED OTHER COMPREHENSIVE INCOME

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

2.29	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution.

2.30	STOCK-BASED COMPENSATION

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2011 or December 31, 2010, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held as of the reporting date for the fiscal period ended June 30, 2011 or June  30, 2010.

2.31	NEW ACCOUNTING PRONOUNCEMENTS

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

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in financial statements. The Company operates in four  principal reportable segments: Fishery Development Division,  HU Plantation Division, Organic Fertilizer and Bread Grass Division , Cattle Farm Development Division and discontinued Dairy Production Division since January 1, 2011.

	For the three months ended June 30, 2011
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total
	$	$	$	$	$	$	$
Revenue	2,555,474	1,222,241	1,973,078	954,577	-	-	6,705,370

Net income (loss)	1,544,892	573,224	467,664	273,391	152,307	-	3,011,478

Total assets	22,301,691	23,546,271	9,011,260	13,631,721	45,329,296	-	113,820,239

	For the three months ended June 30, 2010
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total
	$	$	$	$	$	$	$
Revenue	395,531	-	-	-	-	4,575,735	4,971,266

Net income (loss)	381,678	(31,401)	-	-	(2,460,425)	1,790,225	(319,923)

Total assets	14,675,437	11,522,288	-	-	20,857,441	39,508,665	86,563,831

3. SEGMENT INFORMATION (CONTINUED)

	For the six months ended June 30, 2011
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total
	$	$	$	$	$	$	$

Revenue	4,115,219	1,222,241	3,534,864	954,577	-	-	9,826,901

Net income (loss)	2,465,690	553,425	823,345	273,358	(193,427)	10,203,951	14,126,342

Total assets	22,301,691	23,546,271	9,011,260	13,631,721	45,329,296	-	113,820,239

	For the six months ended June 30, 2010
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total
	$	$	$	$	$	$	$

Revenue	695,531	-	-	-	-	8,687,057	9,382,588

Net income (loss)	668,174	(63,528)	-	-	(6,855,484)	2,485,313	(3,765,525)

Total assets	14,675,437	11,522,288	-	-	20,857,441	39,508,665	86,563,831

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

No EIT has been provided in the financial statements of CA, ZX, JHST and SJAP since they are exempted from EIT for the six months  ended June 30, 2011 and 2010 as they are within the agriculture, dairy and fishery sectors and ZX had been disrecognized as a subsidiary since January 1, 2011.

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

No Belize and Malaysia corporation tax have been provided in the financial statements of CA for the six  months ended June 30, 2011 and 2010.

Hong Kong

No Hong Kong profits tax has been provided in the financial statements of PMH and TRW, since they did not earn any assessable profits for the for the six months ended June 30, 2011 and 2010 and PHM was dissolved on January 28, 2011.

Macau

No Macau Corporation tax has been provided in the financial statements of HYT, APWAM and MEIJI since they did not earn any assessable profits for the six months ended June 30, 2011 and 2010 and HYT had been disrecognized as a subsidiary since January 1, 2011.

5.	NET INCOME FROM DISCONTINUED OPERATIONS

On February 15, 2011 and on March 29, 2011, the Company entered the agreement and memorandum of understanding, respectively to sell 100% equity interest in HYT group (including HYT and ZX) to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000 with the effective date of the sale of subsidiaries  being January 1, 2011. HYT group contributed revenue and net income from the Dairy Production Division. Prior to sale of HYT group, the Dairy Production Division represented a separate business segment. The disposal group has been treated as discontinued operation in this quarterly financial report. The post-tax result of the Dairy Production Division has been disclosed as a discontinued operations in the consolidated statements of income and comprehensive income.

		Six months ended	Six months ended
	Note	June 30, 2011	June 30, 2010
		(Unaudited)	(Unaudited)
		$	$
Revenue		-	8,687,057
Cost of goods sold		-	3,877,011
Gross profit		-	4,810,046
General and administrative expenses		-	(756,713)
Net income from operations		-	4,053,333
Interest expense		-	(235,826)
Net income before income taxes		-	3,817,507
Net income from sale of subsidiaries	(a)	10,203,951	-
Net income before income taxes		10,203,951	3,817,507
Provision for income taxes		-	-
Net income from discontinued operations		10,203,951	3,817,507
Less: Net income attributable to the non - controlling interest		-	(700,986)
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		10,203,951	3,116,521

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(a)	Net gain on sale of subsidiaries, HYT and ZX

			Six months ended
	Note		June 30, 2011
		$	$
Consideration received and receivable	(b)		45,000,000
Net assets of HYT and ZX group as of December 31, 2010 disposed	(c)	47,985,152
Less: Non controlling interest of ZX as of December 31, 2010		(9,737,929)
			38,247,223
			6,752,777
Cumulative exchange gain in respect of net assets of subsidiares reclassified from other comprehensive income to net gain on
sale of subsidiaries			3,451,174
Net gain on sale of subsidiaries, HYT and ZX			10,203,951

Sale proceeds of HYT and ZX were not subject to business tax of PRC and income tax of PRC and Macau.

(b)	Consideration received

Six months ended
June 30, 2011
$
Consideration received in cash and cash equivalents	10,526,095
Disposal proceeds receivable from sale of subsidiaries	34,473,905
Total consideration proceeds	45,000,000

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(c)	Analysis of consolidated assets and liabilities of subsidiaries, HYT and ZX as of December 31, 2010

December 31, 2010
$
ASSETS
Current assets
Cash and cash equivalents	3,137,885
Inventories	7,495,794
Deposits and prepaid expenses	8,874,285
Accounts receivable, net of allowance for doubtful accounts	6,044,666
Other receivables	2,069,514
Total current assets	27,622,144
Property and equipment
Property and equipment, net of accumulated depreciation	14,612,953
Goodwill	11,275,060
Land use rights, net of accumulated amortization	9,441,158
Total property and equipment	35,329,171
Total assets	62,951,315

Less: LIABILITIES

Current liabilities
Accounts payable and accrued expenses	22,409
Other payables	11,167,319
Total current liabilities	11,189,728
Other liabilities
Long term debt	3,776,435

Total liabilities	14,966,163
Net assets of subsidiaries, HYT and ZX as of December 31, 2010 disposed of	47,985,152

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(d)	Net cash outflow on sale of subsidiaries, HYT and ZX

Six months ended
June 30, 2011
$
Less: cash and cash equivalents balance disposed of	(3,137,885)
Net cash outflow on sale of subsidiaries, HYT and ZX	(3,137,885)

(e)	Detailed cash flow from discontinued operations

		Six months ended	Six months ended
	Note	June 30, 2011	June 30, 2010
		(Unaudited)	(Unaudited)
		$	$
Cash flows from operating activities
Net income for the period		10,203,951	3,817,507
Adjustments to reconcile net income to net cash from operations:
Depreciation		-	449,919
Amortization		-	390,662
Net gain of sale of subsidiaries, HYT and ZX		(10,203,951)	-
Changes in operating assets and liabilities:
Increase in inventories		-	(2,023,799)
Increase in deposits and prepaid expenses		-	(2,571,852)
Increase in other payables		-	123,320
Decrease in accounts payable			(549,014)
Decrease in accounts receivable		-	4,826,739
Decrease in other receivables		-	1,434,678
Net cash provided by operating activities		-	5,898,160
Cash flows from investing activities
Net cash outflow on sale of subsidiaries, HYT and ZX	6(d)	(3,137,885)	-
Acquisition of property and equipment			(3,291,605)
Payment for acquisition of land use rights		-	(1,157,278)
Payment for construction in progress		-	(244,806)
Net cash used in investing activities		(3,137,885)	(4,693,689)
Cash flows from financing activities
Repayment of long term debts		-	(3,154,338)
Net cash used in financing activities		-	(3,154,338)
Effects on exchange rate changes on cash		-	477,379
Decrease in cash and cash equivalents		(3,137,885)	(1,472,488)
Cash and cash equivalents, beginning of period		3,137,885	2,037,949
Cash and cash equivalents, end of period		-	565,461
Supplementary disclosures of cash flow information:
Cash paid for interest		-	235,826
Cash paid for income taxes		-	-
Non - cash transactions
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX		34,473,905	-

7.	CASH AND CASH EQUIVALENTS

	June 30, 2011	December 31, 2011
	$	$
Cash and bank balances	856,395	3,890,026

8.	INVENTORIES

           As of June 30, 2011, inventories are as follows:

	June 30, 2011	December 31, 2010
	$	$
Bread grass	17,764	54,096
Beef cattle	167,380	3,338,237
Organic fertilizer	137,344	56,593
Raw materials for bread grass and organic fertilizer	334,661	141,839
Raw materials for HU plantation	-	64,353
Immature seeds	809,372	801,596
Harvested HU plantation	116,657	199,234
Unharvested HU plantation	282,281	29,079
Forage for milk cows and consumable	-	4,228,100
	1,865,460	8,913,127

9.	DEPOSITS AND PREPAID EXPENSES

	June 30, 2011	December 31, 2010
	$	$

Deposits for:-
- acquisition of land use rights	4,453,665	4,453,665
- inventory purchases	2,701,312	648,303
- lease agreements	519,296	2,129
- materials used for construction in progress	-	251,329
Prepayments for purchases of milk cows, dairy farm and containers	-	8,874,285
	7,674,273	14,229,711

10.	ACCOUNTS RECEIVABLE

The company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the company. As such, all trade receivables are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2011 and December 31, 2010. Bad debts written off for the years ended June 30, 2011 and December 31, 2010 are $0.

Aging analysis of accounts receivable is as follows:

	June 30, 2011	December 31, 2010
	$	$
0 - 30 days	7,563,724	5,083,928
31 - 90 days	3,285,872	175,843
91 - 120 days	1,588,589	1,093,642
over 120 days and less than 1 year	377,719	6,450,358
over 1 year	7,524,244	8,459,044
	20,340,148	21,262,815
Less: amounts reclassified as long term accounts receivable	(7,524,244)	(8,459,044)
	12,815,904	12,803,771

11.	OTHER RECEIVABLES

	June 30, 2011	December 31, 2010
	$	$
Due from employees	166,762	374,622
Disposal proceeds receivable of sale of subsidiaries	34,473,905	-
Due from third parties	4,371,140	2,636,966
Due from HYT	10,434,519	-
Temporary payments for potential investment	-	956,092
	49,446,326	3,967,680

Due from employees and third parties are unsecured, interest free and without fixed term of repayment.  Due from employees are the amounts advanced for handling business transactions on behalf of the Company, and are reconciled once the business transactions have been completed.  Due from HYT is an amount owned which is unsecured, interest free and will be repayable within one year.

Disposal proceeds receivable from sale of subsidiaries is  due from Mr. Xi Ming Sun, a director of ZhongXingNong Nu Co., Ltd

(i)	of which $3,796,215 shall be paid by way of equal installments of $759,243 each on April 30, June 30, August 31, October31 and December 31 of 2011; and

(ii)	the remaining $40,499,397 shall be paid by way of cash contribution toward land use rights payable as stated in the agreement.

12.      PROPERTY AND EQUIPMENT

	June 30, 2011	December 31, 2010
	$	$
Milk cows	-	7,659,263
Plant and machinery	1,701,158	11,604,975
Structure and leasehold improvements	27,211	110,801
Mature seeds	503,663	498,824
Furniture and equipment	740,306	263,981
Motor vehicles	47,568	47,568
	3,019,906	20,185,412

Less: Accumulated depreciation	(503,760)	(3,029,630)
Net booking value	2,516,146	17,155,782

Depreciation expense was $47,463 and $69,742 for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense was $85,756 and $986,886 for the six months ended June 30, 2011 and  2010, respectively.

13.      CONSTRUCTION IN PROGRESS

	June 30, 2011	December 31, 2010
	$	$
Construction in progress
- Oven room for production of dried flowers	794,656	479,559
- Organic fertilizer and bread grass production plant	1,930,043	1,751,916
	2,724,699	2,231,475

14.      LAND USE RIGHTS

Private ownership of land is not permitted in the PRC.  Instead, the Company has leased three lots of land. The cost of the first lot of land use rights acquired in 2007 was $6,194,505 which consisted of 1,985.06 acres in the Hebei Province and the leases expire in 2036, 2051, 2067 and 2077. The costs of the second lot of land use rights acquired in 2007 in the Guangdong Province, PRC was $6,408,289 and consists of 174.94 acres and the lease expires in 2067. The cost of the third lot of land use rights acquired in 2008 in the Guangdong Province, PRC was $764,128 which consists 33.68 acres and the lease expires in 2068. The cost of the fourth lot of land use rights acquired in 2010 in the Hebei  Province, PRC was $3,223,411 which consists 825.00 acres and the lease expires in 2066. The first lot of land use rights of original cost of $6,194,505 and the fourth lot of land use rights of original cost of $3,223,411 were disposed upon sale of a subsidiary of ZX. The cost of the fifth lot of land use rights acquired in 2011 was $7,042,831 which consisted of 57.58 acres in the Guangdong Province, PRC and the leases expire in 2037.

14.      LAND USE RIGHTS (CONTINUED)

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years.

	June 30, 2011	December 31, 2010
	$	$
Cost	19,912,287	18,776,139
Less: Accumulated amortization	(625,285)	(1,946,729)
Net book value	19,287,002	16,829,410

Amortization of land use rights was $60,680 and $42,423 for the three months ended June 30, 2011 and 2010, respectively. Amortization of land use rights was $128,644 and $673,136 for the six months ended June 30, 2011 and 2010, respectively.

15.      GOODWILL

Goodwill represents the fair value of the assets acquired the acquisitions over the cost of the assets acquired.  It is stated at cost less accumulated impairment losses. Management tests goodwill for impairment on an annual basis or when impairment indicators arise. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the assets. To date, no such impairment loss has been recorded. On February 15, 2011 and on March 29, 2011, the Company entered the agreement and memorandum of understanding, respectively to sell its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000. Net amount of goodwill attributable to HYT group amounting to $11,275,060 was disposed accordingly.

	June 30, 2011	December 31, 2010
	$	$
Goodwill from acquisition	724,940	38,444,099
Less: Accumulated impairment losses	-	(26,444,099)
Net carrying amount	724,940	12,000,000

16.      PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a China patent, for the manufacturing of livestock feed and bio-organic fertilizer and its related labels for $8,000,000.

	June 30, 2011	December 31, 2010
	$	$
Proprietary technologies	8,000,000	8,000,000
Less: Accumulated amortisation	(871,706)	(712,117)
Net carrying amount	7,128,294	7,287,883

Amortization of proprietary technologies was $79,794 and $79,794 for the three months ended June 30, 2011 and 2010, respectively. Amortization of proprietary technologies was $178,094 and $159,589 for the six months ended June 30, 2011 and 2010, respectively. No impairment of proprietary technologies has been identified by management.

17.	UNCONSOLIDATED EQUITY INVESTEE

On February 11, 2011. CA applied to form a corporate joint venture, Enping City Bi Tao A Power Prawn Culture  Development Co. Limited (“EBAPCD”), incorporated in the People’s Republic of China. CA owned a 25% equity interest in EBAPCD.  CA has the right to take up to 75% equity interest in EBAPCD. EBAPCD has not yet commenced its business of  the cultivation of prawn.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the People’s Republic of China. TRW owned a  25% equity interest in EBAPFD. . As of June 30, 2011, the Company invested $1,256,555 in EBAPFD and it has commenced its business of cultivation of fish..

On March 18, 2011, SIAF and SJAP applied to form a corporate joint venture, Linli United A Power Agriculture Co. Limited. (“LLA”), incorporated in the People’s Republic of China, with registered capital of $2,500,000. SIAF and SJAP had 24%  and 51% equity interest in LUA, respectively.  As of June 30, 2011, LLA  has not yet commenced its operations.

On April 15th, 2011, MEIJI applied to form a corporate joint venture, Enping City A Power Cattle Farm Co., Limited (“ECF”), incorporated in the People’s Republic of China. MEIJI had 25% equity interest in ECF.  As of June 30, 2011, the Company has not invested an amount in ECF and had not commenced its business of operation.

18.      VARIABLE INTEREST ENTITY

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

18.      VARIABLE INTEREST ENTITY (CONTINUED)

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

As result, the financial statements of SJAP were included in the consolidated financial statements of the Company.

19.	LICENSE RIGHTS

Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with a condition that the Company was required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008 and this performance payment of 500 units of APM would be allowed to be as deduction  from any future sales of the APM units  This license allows the Company to develop service, manage and supply A Power Technology Farms in the PRC using the A Power Technology, but subject to a condition that the Company is required to pay a license fee to Infinity once the Company has sold the license to its customer.  Under the said license, the Company has the right to authorize developers and/or joint venture partners to develop A Power Technology Farms in the PRC. Infinity is a company incorporated in Australia.

20.      OTHER PAYABLES

	June 30, 2011	December 31, 2010
	$	$
Due to third parties	3,282,061	1,077,738
Due to related parties	22,411	223,884
Due to employees and others	-	110,668
	3,304,472	1,412,290

Due to third parties, related parties, employees and others are unsecured, interest free and have no fixed terms of repayment.

20.      BILLINGS ON UNCOMPLETED CONTRACTS IN EXCESS OF COSTS AND ESTIMATED EARNINGS

	June 30, 2011	December 31, 2011
	$	$
Billings	6,296,703	-
Less: Costs	(2,054,375)	-
Estimated earnings	(2,557,524)	-
Billing in excess of costs and estimated earnings on uncompleted contract	1,684,804	-

22.      SHAREHOLDERS’ EQUITY.

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

(iii)      are entitled to rank senior over common stockholders , other class or Series B convertible preferred stockholders on liquidation. The company has authorized 100 shares of Series A preferred stock with 100 and 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.

On May 4, 2010, the Company issued employees a total of 497,059 shares of common stock valued at fair value of  $1.00 per share for $497,059 as stock based compensation. On October 30, 2010, the Company issued employees a total of 22,500 shares of common stock valued at fair value of $1.50 per share for $33,750  as stock based compensation. The Company recognized $530,809 of stock based compensation relating to these transactions.

During the six  months ended June 30, 2011, the Company issued 2,602,000 shares of common stock for $3,910,500 at  values ranging from $1.40 to $1.50 per share to settle debts due to third parties.

During the six  months ended June 30, 2011, the Company reacquired 1,000,000 shares of treasury  stock for $1,250,0000 at  price $1.25  per share.

21.      BANK BORROWINGS

There are no provisions in the group’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

				Amount
Name of bank	Interest rate	Term	Security	June 30, 2011	December 31, 2010
				$	$
Agricultural Development Bank of China	6.75%	4/29/2007-4/28/2012	Corporate guarantee by third party	-	3,776,435

23.      OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices, currently with a monthly rent of $479 in Enping City, Guangdong Province, PRC, and the  lease expires on March 31, 2014 and  (ii)2,300  square feet of office space in Guangzhou City, Guangdong Province, PRC, currently with a monthly rent of $4,238 and the  lease expires on October  15, 2012.

Lease expense was $14,091 and $14,091 for the three months ended June 30, 2011 and 2010, respectively. Lease expense was $28,182 and $28,182  for the six months ended June 30, 2011 and 2010, respectively.

The future minimum lease payments as of June 30, 2011, are as follows:

June 30, 2011
$
Year ended December 31, 2011	28,182
Year ended December 31, 2012	56,364
Year ended December 31, 2013	5,160
Year ended December 31, 2014	5,160
Thereafter	-
94,866

24.      CONTINGENCIES

As of June 30, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and comprehensive income or cash flows.

25.      GAIN (LOSS) ON EXTINGUISHMENT OF DEBTS

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $489,500 and $(1,586,000) has been credited (charged) to operations for the three months  ended June 30, 2011 and 2010, respectively. Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $582,426 and $(6,151,180) has been credited (charged) to operations for the six months ended June 30, 2011 and 2010, respectively.

26.      RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the year, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions
Mr. Solomon Yip Kun Lee, Chairman
Included in due to a director, due to Mr. Solomon Yip Kun Lee is $90,747 and $926,196 as of June 30, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd	During the six months ended March 31, 2011, the Company sold its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000.

Included in other receivables, due from Mr. Xi Ming Sun is $34,473,905 and $0   as of June 30, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has fixed term of repayment.

Included in other payables, due to Mr. Xi Ming Sun is $0 and $213,223 as of June 30, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Yi Lin Zhao, director of Qinghai Sanjiang A Power Agriculture Co., Ltd	Included in other payables, due to Mr. Yi Lin Zhao is $0 and $19,661 as of June 30, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Rui Xiong He , director of Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd, subsidiary of the Company
During the six months ended March 31, 2011, Mr. Rui Xiong He sold his land use rights to the Company for $7,042,831.

Included in other payables, due to Mr. Rui Xiong He is $22,411  and $0 as of June 30, 2011 and December 31, 2010,   respectively. The amount is land use rights payable, unsecured, interest free and has no fixed term of repayment.

Enping Bi Tao A Power Prawn Culture Development Co., Ltd (under application), equity investee
During the six months ended June 30, 2011, the Company entered into a prawn farm contract with Enping Bi Tao A Power Prawn Culture Development Co., Ltd (under application) with a contract value of $4,051,550 and recognized income of $2,141,879 .

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping Bi Tao A Power Prawn Culture Development Co. Ltd (under application) is $528,271 and $0 as of June 30, 2011 and December 31, 2010,   respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Enping City Bi Tao A Power Fishery Development Co., Limited (under application), equity investee
During the six  months ended June 30, 2011, the Company entered into a fishery farm contract with Enping Bi Tao A Power Fishery Development Co., Ltd (under application) with a contract value of $491,200 and recognized income of $81,543.

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping Bi Tao A Power Fishery Development Co., Ltd (under application) is $357,157 and $0 as of June 30, 2011 and December 31, 2010,   respectively. The amount is unsecured, interest free and has no fixed term of repayment.

26.      RELATED PARTY TRANSACTIONS (CONTINUED)

Enping City A Power Cattle Farm Co., Limited, equity investee
During the six months ended June 30, 2011, the Company entered into a cattle farm contract with Enping Bi Tao A Power Cattle Farm Co., Ltd (under application) with a contract value of $1,753,953 and recognized income of $334,102.

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping Bi Tao A Power Cattle Farm  Co., Ltd (under application) is $799,376 and $0 as of June 30, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

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

Currently we are generating revenues from four divisional businesses, namely:

•	The Dairy business, through a combination of Hang Yu Tai Investment Limited and ZhongXingNongMu Co. Ltd. [Sold in March 2011]

•	The Plantation business, through a combination of Macau Eiji Company Limited and Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd.

•	The Fishery business, through a combination of Capital Award Inc. and SIAF.

•	The Beef business , has two divisions;

(1) through a combination of Qinghai Sanjiang A Power Agriculture Co. Ltd. and Linli A Power Agriculture Co. Ltd. and

(2) through Macau Eiji Company Limited acting as the technology and servicing provider and Enping A Power Cattle Farm Co. Ltd.

Consolidated Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Revenues including continued and discontinued operations increased by $1,734,104 or 34.88% to $6,705,370 for the three months ended June 30, 2011 from $4,971,266 for the three months ended June 30, 2010. The increase was primarily due to the increase of revenue generated from the fishery, HU plantation, cattle farm, beef and the maturity of other sectors’ businesses improving their revenues even though the Company discontinued dairy segment since January 2011. The Company earned revenue $0 for the three months ended June 30, 2011 from discontinued segment – dairy as compared with revenue $4,575,735 for the three months ended June 30, 2010 from discontinued segment - dairy.

The following chart illustrates the changes by category from the three months ended June 30, 2011 to June 30, 2010.

	Q2	Q2
Category	2011	2010	Difference

Fishery	$2,555,474	$395,531	$2,159,943

Dairy	-	4,575,735	(4,575,735)

Plantation	1,222,241	-	1,222,241

Cattle farm	954,577	-	954,577

Beef	1,973,078	-	1,973,078

Totals	$6,705,370	$4,971,266	$1,734,104

Revenue –Fishery. Revenues from fishery increased by $2,159,943 or 546.87% from $395,531 for the three months ended June 30, 2010 to $2,555,474 for the three months ended June 30, 2011. The increase in fishery was primarily due to our increased contract service income from fishery and prawn development contract for the three months ended June 30, 2011 instead of consulting income for the three months ended June 30, 2010.

Revenue –Dairy.. Revenues from dairy decreased by $4,575,735 from $4,575,735 for the three months ended June 30, 2010 to $0 for the three months ended 30 June 2011. The decrease in dairy was primarily due to dairy segment sold out in January 2011.

Revenue –Plantation. Revenues from plantation increased by $1,222,241 from $0 for the three months ended June 30, 2010 to $1,222,241 for the three months ended June 30, 2011.

Revenue – Cattle farm. Revenues from cattle farm development increased by $954,577 from $0 for the three months ended June 30, 2010 to $954,577. The increase in cattle farm was primarily due to starting up new business of provision of development contract service of cattle farm for the three months ended June 30, 2011.

Revenue – Beef. Revenues from beef increased by $1,983,078 from $0 for the three months ended June 2010 to $1,983,078 for the three months ended June 30, 2011. The increase in beef was primarily due to starting up new business of organic fertilizer, bread grass cultivation since Q3 2010.

Cost of Goods Sold

Cost of goods sold including continued and discontinued operations increased by $829,379 or 40.41% to $2,881,648 for the three months ended June 30, 2011 from $2,052,269 for the three months ended June 30, 2010. The increase was primarily due to the Company increased its scale of operation from continued segment- fishery, plantation and beef for three months ended June 30, 2011 as compared for the three months ended June 30, 2010 even though the Company discontinued dairy segment since January 2011 with cost of goods sold for dairy segment of $0 for the three months ended June 30, 2011 as compared with cost of goods sold- dairy segment of $2,052,269 for the three months ended June 30, 2010.

The following chart illustrates the changes by category from the three months ended June 30, 2011 to June 30, 2010:

	Q2	Q2
Category	2011	2010		Difference

Fishery	986,650		$-	$986,650

Dairy	-	2,052,269		(2,052,269)

Plantation	431,396	-		431,396

Cattle farm	620,474		-	620,474	620

Beef	843,128	-		843,128

Totals	$2,881,648	$2,052,269		$829,379

Cost of goods sold –Fishery. Cost of goods sold from fishery increased by $986,650 from $0 for the three months ended June 30, 2010 to $986,650 for the three months ended June 30, 2011. The increase in fishery was primarily due to cost of sales for consulting service for the six months ended June 30, 2011 in contrast against cost of development contract of fish and prawn farm of $986,650 for the three months ended June 30, 2010.

Cost of goods sold –Dairy. Cost of goods sold from dairy decreased by $2,052,269 from $2,052,269 for the three months ended June 30, 2010 to $0 for the three months ended June 30, 2011. The decrease in dairy was primarily due to dairy segment sold out in January 2011.

Cost of goods sold –Plantation. Cost of goods sold from plantation increased by $431,396 from $0 for the three months ended 30 June 2010 to $431,396 for the three months ended June 30, 2011.

Cost of goods sold – Cattle farm. Cost of goods sold from cattle farm development increased by $620,474 from $0 for the three months ended 30 June 2010 to $620,474. The increase in cattle farm was primarily due to starting up new business of provision of development contract service of cattle farm for the three months ended June 30, 2011.

Cost of goods sold – Beef. Cost of goods sold from beef increased by $843,128 from $0 for the three months ended June 30, 2010 to $843,128 for the three months ended June 30, 2011. The increase in beef was primarily due to starting up new business of organic fertilizer, bread grass cultivation since Q3 2010.

Gross Profit

Gross profit including continued and discontinued business increased by $904,725 or 30.99% to $3,823,722 for the three months ended June 30, 2011 from $2,918,997 for the three months ended June 30, 2010. The increase was primarily due to the corresponding increase in operation revenues from fishery, plantation and beef even though the Company discontinued dairy segment since January 2011and decrease in cost of goods from dairy of $2,629,038 for the three months ended June 30, 2011 to $0 for the three months ended June 30, 2011.
The following chart illustrates the changes by category from the three months Ended June 30, 2011 to June 30, 2010.

The gross profit by category is as follows:

	Q2	Q2
Category	2011	2010	Difference

Fishery	1,568,824	395,531	1,173,293

Dairy	-	2,523,466	(2,523,466)

Plantation	790,845	-	790,8457

Cattle farm	334,103	-	334,103

Beef	1,129,950	-	1,129,950

Total	3,823,722	2,918,997	904,725

Gross profit –Fishery. Gross profit from fishery increased by $1,568,824 from $395,531 for the three months ended June 30, 2010 to $1,568,824 for the three months ended June 30, 2011. The increase in fishery was primarily due to our increased the volume of contract service income from fishery and prawn development contract for the six months ended June 30, 2011 instead of consulting income for the three months ended June 30, 2010.

Gross profit –Dairy. Gross profit from dairy decreased by $2,523,466 from $2,523,466 for the three months ended June 30, 2010 to $0 for the three months ended June 30, 2011. The decrease in dairy was primarily due to dairy segment sold out in January 2011.

Gross profit –Plantation. Gross profit from plantation increased by $790,845 from $0 for the three months ended June 30, 2010 to $790,845 for the three months ended June 30, 2011.

Gross profit – Cattle farm. Gross profit from cattle farm development increased by $334,103 from $0 for the three months ended 30 June 2010 to $334,103. The increase in cattle farm was primarily due to starting up new business of provision of development contract service of cattle farm for the three months ended June 30, 2011.

Gross profit – Beef. Gross profit from beef increased by $1,129,950 from $0 for the three months ended June 30, 2010 to $1,129,950 for the three months ended June 30, 2011. The increase in beef was primarily due to starting up new business of organic fertilizer, bread grass cultivation since Q3 2010.

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) for continued and discontinued operations decreased by $610,119 or 52.66% to $548,394 for the three months ended June 30, 2011 from $1,158,513 for the three months ended June 30, 2010. The decrease was primarily due to decrease of $403,566 in the wages and salaries expense from $533,737 for the three months ended June 30, 2010 to $130,171 for the three months ended June 30, 2011 and the decrease in interest expenses of $115,479 from $119,779 for the three months ended June 30, 2010 to $4,300 for the three months ended June 30, 2011 due to discontinued dairy segment.

	Q2	Q2
Category	2011	2010	Difference

Office and corporate expenses	$204,816	$180,943	$23,873

Wages and Salaries	$130,171	$533,737	$(403,566)

Traveling and related lodging	$13,160	$63,193,	$(50,033)

Motor vehicles expenses and local transportation	$13,211	$40,065	$(26,854)

Entertainments and meals	$13,707	$18,127	$(4,420)

Others and miscellaneous	$17,644	$35,195	$(17,551)

Depreciation and amortization	$151,385	$167,474	$(16,089)

Sub-total	$544,094	$1,038,734	$(494,640)

Interest expenses	$4,300	$119,779	$(115,479)

Total	$548,394	$1,158,513	$(610,119)

Depreciation and Amortization:

Depreciation and amortization of continued and discontinued business decreased by $16,089 or 9.60% to $151,385 for the three months ended June 30, 2011 from $167,474 for the three months ended June 30, 2010. The decrease was primarily due to the decrease of depreciation by $22,279 for three months ended June 30, 2011 from depreciation of $69,742 for the three months ended June 30, 2010 to $47,463, and the increase of amortization by $18,257 to $140,474 for three months ended June 30, 2011 from amortization of $122,217 for the three months ended June 30, 2010.

In this respect, total depreciation and amortization amounted to $187,937 for the three months ended June 30, 2011, out of which amount, $151,385 was booked under General and administration expenses and $36,552 booked under cost of goods sold; whereas total depreciation and amortization was at $191,959 for the three months ended June 30, 2010 and out of which amount, $167,474 was booked under General and Administration expenses and $24,485 was booked under cost of goods sold.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $489,500 and $(1,586,000) has been credited (charged) to operations for the three months ended June 30, 2011 and 2010, respectively.

Taxes

There was no income tax payable in both of the six months ended June 30, 2010 and 2011.

Under new tax legislation of China beginning January 2008, the agriculture, dairy and fishery sectors are exempted from enterprise income taxes.

However result from the application of the Joint Venture Company of the Enping Fish Farm, we received a notice from the tax department that only 50% of its income tax would exempted regulated by the local Province Government. In this respect we are appealing this out-come with the local Province Government.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Revenues including continued and discontinued operations increased by $444,313 or 4.74% to $9,826,901 for the six months ended June 30, 2011 from $9,382,588 for the six months ended June 30, 2010. The increase was primarily due to the increase of revenue generated from the fishery, HU plantation, cattle farm, beef and the maturity of other sectors’ businesses improving their revenues even though the Company discontinued dairy segment since January 2011. The Company earned revenue $0 for the six months ended June 30, 2011 from discontinued segment – dairy as compared with revenue $8,687,057 for the six months ended June 30, 2010 from discontinued segment - dairy.

The following chart illustrates the changes by category from the six Months Ended June 30, 2011 to June 30, 2010.

Category	2011	2010
	Q1 and Q2	Q1 and Q2	Difference
Fishery	$4,115,219	$695,531	$3,419,688

Dairy	-	8,687,057	(8,687,057)

Plantation	1,222,241	-	1,222,241

Cattle Farm	954,577	-	954,577

Beef	3,534,864	-	3,534,864

Totals	$9,826,901	$9,382,588	$444,313

Revenue –Fishery. Revenues from fishery increased by $3,419,688 or 491.66 % from $695,531 for the six months ended June 30, 2010 to $4,115,219 for the six months ended June 30, 2011. The increase in fishery was primarily due to our increased contract service income from fishery and prawn development contract for the six months ended June 30, 2011 instead of consulting income for the six months ended June 30, 2010.

Revenue –Dairy.. Revenues from dairy decreased by $8,687,057 from $8,687,057 for the six months ended June 30, 2010 to $0 for the six months ended 30 June 2011. The decrease in dairy was primarily due to dairy segment sold out in January 2011.

Revenue –Plantation. Revenues from plantation increased by $1,222,241 from $0 for the six months ended June 30, 2010 to $1,222,241 for the six months ended June 30, 2011.

Revenue – Cattle farm. Revenues from cattle farm development increased by $954,577 from $0 for the six months ended June 30, 2010 to $954,577. The increase in cattle farm was primarily due to starting up new business of provision of development contract service of cattle farm for the six months ended June 30, 2011.

Revenue – Beef. Revenues from beef increased by $3,534,864 from $0 for the six months ended June 2010 to $3,534,864 for the three months ended June 30, 2011. The increase in beef was primarily due to starting up new business of organic fertilizer, bread grass cultivation since Q3 2010.

Cost of Goods Sold

Cost of goods sold including continued and discontinued operations increased by $195,252 or 5.04% to $4,072,263 for the six months ended June 30, 2011 from $3,877,011 for the six months ended June 30, 2010. The increase was primarily due to the Company increased scale of operation from continued segment- fishery, plantation and beef for six months ended June 30, 2011 as compared for the six months ended June 30, 2010 even though the Company discontinued dairy segment since January 2011 with cost of goods sold for dairy segment of $0 for the six months ended June 30, 2011 as compared with cost of goods sold- dairy segment of $3,877,011 for the six months ended June 30, 2010.

The following chart illustrates the changes by category from the six months ended June 30, 2011 to June 30, 2010.

Category	2011	2010
	Q1 and Q2	Q1 and Q2	Difference
Fishery	$1,606,581	$-	$1,606,581

Dairy	-	3,877,011	(3,877,011)

Plantation	431,396-	-	431,396-

Cattle farm	620,474	-	620,474

Beef	1,413,812	-	1,413,812

Totals	$4,072,263	$3,877,011	$195,252

Cost of goods sold –Fishery. Cost of goods sold from fishery increased by $1,606,581 from $0 for the six months ended June 30, 2010 to $1,606,581 for the six months ended June 30, 2011. The increase in fishery was primarily due to cost of sales for consulting service for the six months ended June 30, 2011 in contrast against cost of development contract of fish and prawn farm of $1,606,581 for the six months ended June 30, 2010.

Cost of goods sold –Dairy.. Cost of goods sold from dairy decreased by $3,877,011 from $3,877,011 for the six months ended June 30, 2010 to $0 for the six months ended June 30, 2011. The decrease in dairy was primarily due to dairy segment sold out in January 2011.

Cost of goods sold –Plantation. Cost of goods sold from plantation increased by $431,396 from $0 for the six months ended 30 June 2010 to $431,396 for the six months ended June 30, 2011.

Cost of goods sold – Cattle farm. Cost of goods sold from cattle farm development increased by $620,474 from $0 for the six months ended 30 June 2010 to $620,474. The increase in cattle farm was primarily due to starting up new business of provision of development contract service of cattle farm for the six months ended June 30, 2011.

Cost of goods sold – Beef. Cost of goods sold from beef increased by $1,413,812 from $0 for the six months ended June 30, 2010 to $1,413,812 for the six months ended June 30, 2011. The increase in beef was primarily due to starting up new business of organic fertilizer, bread grass cultivation since Q3 2010.

Gross Profit

Gross profit including continued and discontinued business increased by $249,061 or 4.52%% to $5,754,638 for the six months ended June 30, 2011 from $5,505,577 for the six months ended June 30, 2010. The increase was primarily due to the corresponding increase in operation revenues. The increase was primarily due to the corresponding increase in scale of operation of revenues from fishery, plantation and beef even though the Company discontinued Dairy operation since January 2011and decrease in cost of goods from dairy of $4,810,046 for the six months ended June 30, 2011 to $0 from the six months ended June 30, 2010.

The following chart illustrates the changes by category from the six Months Ended June 30, 2011 to June 30, 2010.

The gross profit by category is as follows:

Category	2011	2010
	Q1 and Q2	Q1 and Q2	Difference
Fishery	2,508,638	695,531	1,813,107

Dairy	-	4,810,046	(4,810,046)

Plantation	790,845-	-	790,845

Cattle Farm	334,103		- 334,103

Beef	2,121,052	-	2,121,052

Total	5,754,638	5,505,577	249,061

Gross profit –Fishery. Gross profit from fishery increased by $1,813,107 from $695,531 for the six months ended June 30, 2010 to $2,508,638 for the six months ended June 30, 2011. The increase in fishery was primarily due to our increased the volume of contract service income from fishery and prawn development contract for the six months ended June 30, 2011 instead of consulting income for the six months ended June 30, 2010.

Gross profit –Dairy. Gross profit from dairy decreased by $4,810,046 from $4,810,046 for the six months ended June 30, 2010 to $0 for the six months ended June 30, 2011. The decrease in dairy was primarily due to dairy segment sold out in January 2011.

Gross profit –Plantation. Gross profit from plantation increased by $790,845 from $0 for the six months ended June 30, 2010 to $790,845 for the six months ended June 30, 2011.

Gross profit – Cattle farm. Gross profit from cattle farm development increased by $334,102 from $0 for the six months ended 30 June 2010 to $334,102. The increase in cattle farm was primarily due to starting up new business of provision of development contract service of cattle farm for the six months ended June 30, 2011.

Gross profit – Beef. Revenues from beef increased by $2,121,052 from $0 for the six months ended June 30, 2010 to $2,121,052 for the three months ended June 30, 2011. The increase in beef was primarily due to starting up new business of organic fertilizer, bread grass cultivation since Q3 2010.

General and Administrative Expenses and Interest Expenses
General and administrative expenses and interest expenses (including depreciation and amortization) for continued and discontinued operations decreased by $1,198,400 or 49.11% to $ 1,241,712 for the six months ended June 30, 2011 from $2,440,112 for the six months ended June 30, 2010. The decrease was primarily due to decrease of $503,609 in the wages and salaries expense from $881,686 for the six months ended June 30, 2010 to $378,077 for the six months ended June 30, 2011 and the decrease in depreciation & amortization charges to $909,608 for the six months ended June 30, 2010 to $240,872 for the six months ended June 30, 2011 due to discontinued dairy segment.

Category	2011	2010
	Q1 and Q2	Q1 and Q2	Difference
Office and corporate expenses	$461,810	$230,762	$231,048

Wages and Salaries	$378,077	$934,,068	$(555,991)

Traveling and related lodging	$37,539	$32,817	$4,722

Motor vehicles expenses and local transportation	$19,756	$6,634	$13,122

Entertainments and meals	$36,636	$24,841	$11,795

Others and miscellaneous	$59,550	$60,695	$(1,145)

Depreciation and amortization	$240,872	$909,608	$(668,736)

Sub-total	$1,234,240	$2,199,425	$(965,185)

Interest expenses	$7,472	$240,687	$(233,215)

Total	$1,241,712	$2,440,112	$(1,198,400)

Depreciation and Amortization

Depreciation and amortization of continued and discontinued business decreased by $753,541 or 191.99% to $392,494 for the six months ended June 30, 2011 from $1,196,035 for the six months ended June 30, 2010. The decrease was primarily due to the decrease of depreciation by 670,554 for six months ended June 30, 2011 from depreciation of $760,483 for the six months ended June 30, 2010, and the decrease of amortization by $78,812 for six months ended June 30, 2011 from amortization of $385,552 for the six months ended June 30, 2010.

In this respect, total depreciation and amortization amounted to $392,494 for the six months ended June 30, 2011, out of which amount, $240,872 was booked under General and administration expenses and $151,622 was booked under cost of goods sold; whereas total depreciation and amortization was at $1,176,035 for the six months ended June 30, 2010 and out of which amount, $209,608 was booked under General and Administration expenses and $966,427 was booked under cost of goods sold.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $582,426 and $(6,151,180) has been credited (charged) to operations for the six months ended June 30, 2011 and 2010, respectively.

Taxes

There was no income tax payable in both of the six months ended June 30, 2010 and 2011.

Under new tax legislation of China beginning January 2008, the agriculture, dairy and fishery sectors are exempted from enterprise income taxes.

However result from the application of the Joint Venture Company of the Enping Fish Farm, we received a notice from the tax department that only 50% of its income tax would exempted regulated by the local Province Government. In this respect we are appealing this out-come with the local Province Government.

OTHER SIGNIFICANT TRANSACTIONS AND OPERATION PROGRESSES THAT MAY AFFECT CASH/LIQUIDITY:

As of June 30, 2011, we had no other significant transactions that may affect our cash / Liquidity other than the seasonal variation effects and the inflation factors mentioned earlier and the effects stated herein: “The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.”

Seasonal Factors and Operation Progresses Affecting our Operations

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

Updating harvest for season 2011:

•
The 2011 season so far looked normal without much adverse seasonal affects, such that as at June 30th, 2011 HST harvested just under 15 million pieces of flowers which is a performance far superior to the 2010 season when HST had no harvest during June 2010. Out of which HST sold over 6.5 million pieces of fresh flowers at an average of RMB0.55 per pieces against the production cost of RMB0.18 / piece and dried out over 79.784 tons of dried flowers at production cost of around RMB13.63 per Kg with latest wholesaling prices at an average of RMB43 / Kg.

•
At this rate (and if seasonal factors will allow), HST is expecting a reasonable harvest result to reach anywhere within 60 million to 75 million pieces by the end of October 2011. As such HST will be able to retain reasonable amount of dried stocks to be sold in 2012 targeting to even out its yearly sales.

•
At the same time, it is discovered during June 2011 that HST’s drying facilities are not efficient to dry up all of its June harvest such that there were many fresh flowers had to be sold instead of being dried. Therefore the Company is intending to build a new drying and processing facility within its farm property during 2011 to ensure that HST will have the drying and processing capacity to handle at least 120 million pieces of flowers per season. In future, this will allow HST to buy up fresh flowers from regional farmers who in general do not have enough drying facilities.

•
Furthermore, through the experience of the past seasons, the Company is convinced that the harvested quantity of HU flowers will be increased rapidly if the plantation can be semi-green housed (meaning enclosed environment during winter months and open top conditions during summer months), because under semi-green house conditions, we can eliminate most of the seasonal factors, achieving easier disease control, grow healthier plants to achieve better yearly yields. Therefore the Company is intending to green house the plantation within 2011, however cost of building materials are increasing progressively in China in 2011 such that the Company may need to use the combination of used and new building materials in order that the green houses can be constructed within a capped budget of around US$7 million.

Updating on fishery operation 2011:

By July 15th 2011, we have two fish farms in operation of which are being explained as follows:

•
The Enping APM fish farm (which is the first APM farm built by CA in China in November 2010), and by July 15th 2011, we have obtained 25% equity interest in this farm whereas the farm is now in full operational order stocking currently over 165,000 (Sleepy Cod) fingerlings measuring from 60mm up to 120mm sized fingerlings). This farm has a total of 16 grow-out tanks, and it is anticipating that for the remaining months of 2011, each tank would have a grow-out capacity to gain up to 100 Kg of net fish weight per day per tank. In this respect, we intended to arrange by August 2011 all the said 165,000 fingerling to be kept in no more than 8 tanks (of which each of the said fingerling tank are performing under it’s designed grow-out capacity due to the fact that the growth rate of the smaller sized fish in general are slower than the bigger fish); the rest of the other 8 tanks will be used to keep and to grow out fish from fish that will be much bigger (i.e. from 300 gm sized fish and upward) in order that revenues will be generated much quicker. The reason of why we could not house much bigger fish in quantity earlier is that, bacteria in the Bio-filters also need time to grow to a respectable quantity in order that enough soluble waste will be consumed to maintain the water quality of the tank. Based on this arrangement, we are expecting that anywhere up to 250 tons of fish sales will be generated on or before 31st December 2011.

Although our APM farm is designed to grow fish in house and on land under controlled environment to avoid most of the adverse affect that may be caused through seasonal variation factors, however, Sleepy Cod (the species of fish that we are growing currently) is a species of fish also subjected to seasonal factors (i.e. there is a certain time of the year that they are particularly sensitive to transportation and to be moved from their habitat, their breeding season is restricted between June to September in China and their eating habits can be affected by daily temperature changes etc ) that may have certain impacts on this Enping APM fish farm’s operation).

•
The 600 Mu (about 100 acres) of open dam fish farm which we contracted during April 2011 with a local fish grower to grow up to 600,000 fish for and on behalf of CA between 2011 and 2012. We have stocked these dams with over 600,000 (fingerlings (ranging from 40mm up to 120mm) and fish between (200 gram up to 350 gram)). The grow-out of these fish is based on a fixed cost basis whereas the said grower is responsible for the mortality factor such that we are guaranteed to have a minimum of 300 tons of fish for sales within the contracted period. In this respect we are anticipating that there will be a minimum of 100 tons of fish sales to be generated from these dams on or before the year end of 2011.

These open dams are very much subjective to seasonal factors (i.e. heavy rainy season or dried spell could affects the overall water quality, the hot summer climate could increase the disease problems enhancing the frequent application of antibiotic and chemicals and the fish will not grow during cold winter season etc.) However, our Enping APM Fish Farm will work in well with these open dams since it will take up most of the bigger sized fish (i.e. from 250 gram / fish and upward) from these dams and to grow and to sell them to capture the best of the market prices during months of December to May of each year.

Updating on the SJAP Beef operation 2011

•
At this moment, SJAP’s operation is highly seasonal until such time its beef cattle division will generate all year round revenue estimated to start from year 2012. Main reason for this, is that, Xining City has long winter began each year from November to April, and during which time most of the operational activities stopped, and in this respect SJAP’s operational activities are also restricted such that production of fertilizer is at half of its full capacity but rearing of cattle in house will be functioned as normal. Starting from mid-April onward, all SJAP operational activities will be normal, with the seedling and harvesting of pasture and crop in April and August respectively and the manufacturing of live-stock feed starting from August each year.

•	As of June 30, 2011 SJAP’s half yearly result shows the following performances:

There was 14,575.4 Tons of fertilizer manufactured at cost of average of RMB406.92 / Ton and sales of 13,402.44 Tons at an average of sale price at RMB948.99 / Ton.

There was 226.89 Tons of live-stock feed manufactured at cost of RMB426.86 / Ton and most of which were used in house to feed its own cattle at an internal sales price averaging at RMB669.85 / Ton.

Although as at July 15th, 2011 SJAP is housing over 860 heads of young cattle, and as at June 30, 2011, there was no accurate record of their daily growth rate being registered yet for all of them due to the unsettled conditions of the young cattle after they have been moved to a new environment, however recording of which is expecting to improve from August onward.

Inflation factors affecting our operation:

During the past six months of 2011, prices of building materials have gone up sharply on monthly basis yet primary produced food prices are rather normal varied and reflected mainly on supply and demand situation, although most of the value added food items did experience consistent price rises due mainly to the increase of associated rentals, logistics and labor cost etc.

Since part of the revenue of the Company is generated from the supply of consulting and servicing contracts on farm building and developments such that any inflation factors on the building materials and plants and equipment will have an impact on its earnings during 2011.

Taxes

There was no income tax payable in both of the three months ended June 30, 2010 and 2011.

Under new tax legislation of China beginning January 2008, the agriculture, dairy and fishery sectors are exempted from enterprise income taxes.

However result from the application of the Joint Venture Company of the Enping Fish Farm, we received a notice from the tax department that only 50% of its income tax would exempted regulated by the local Province Government. In this respect we are appealing this out-come with the local Province Government.

Liquidity and Capital Resources

As of June 30, 2011, we had unrestricted cash and cash equivalents of $856,395, (see notes to the consolidated account), and our working capital as of June 30, 2011 was at $66,977,301.

As of June 30, 2011, our total long term debts are as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Long Term Bank Debts	$0	$0	$0	$0	$0

Cash provided by operating activities from continuing operation totaled $7,968,407 for the six months ended June 30, 2011. This compares with cash used in operating activities from continuing operations totaled $2,282,935 for the six months ended June 30, 2010. The increase in cash flows from operations primarily resulted from net cash provided by net income for the year after adjustments of non- cash items.

Cash used in investing activities from continuing operations totaled ($5,859,059) for the six months ended June 30, 2011.This compares with cash used in investing activities from continuing operations totaled ($2,033,855) for the six months ended June 30, 2010. The increase in cash used in investing activities primarily resulted from the purchase of property and equipment of $6,828, acquisition land use rights of $4,102,453, investment in unconsolidated investee of $1,256,555 and payment for construction in progress of $493,223 as compared with from the purchase of property and equipment of $ 1,002,665, acquisition of land use rights of $371,405, investment in unconsolidated investee of $600,533 and payment for construction in progress of $371,405 for the six months ended June 30, 2010.

Cash used in financing activities from continuing operations totaled $3,905 for the six months ended June 30, 2011. This compares with cash used in financing activities from continuing operations totaled $0 for the six months ended June 30, 2010.

Cash provided by operating activities from discontinued operation totaled $0 for the six months ended June 30, 2011. This compares with cash used in operating activities from discontinued operations totaled $5,898,160 for the six months ended June 30, 2010. The decrease in cash flows from operations primarily resulted from there is no cash generated from the discontinued operations of Dairy Production Division since January 1, 2011.
.
Cash used in investing activities from discontinued operation totaled $3,137,885 for the six months ended June 30, 2011. This compares with cash used in investing activities totaled $4,693,689 for the six months ended June 30, 2010 due to withdrawal of cash and cash equivalents of discontinued dairy segment of $3,137,885 in 2011 Q1 and resulting the decrease in cash used in investing activities by $1,555,804

Cash provided by financing activities from discontinued operation totaled $0 for the six months ended June 30, 2011. This compares with cash provided by financing activities from discontinued operations totaled $3,154,338 for the six months ended June 30, 2010.

Bank Loan
As of June 30, 2011, there is no long term loan debt guaranteed by a third party as shown in the notes to the consolidated financial statements.

Related Parties Transactions

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the quarter, the Company had the significant related party transaction as detailed in the notes to consolidated financial statements above.

OTHER SIGNIFICANT TRANSACTIONS THAT AFFECT CASH/LIQUIDITY:

As of June 30, 2011, we had no other significant transactions that may affect our cash / Liquidity other than the seasonal variation effects and Inflation factors mentioned earlier and the effects stated herein: “The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, HJST, ZX, PMH. HYT and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. HYT and ZX was derecognized as subsidiaries since 1 January 2011 and PMH was dissolved on January 28, 2011.

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

Revenues from the Company's development services contract are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

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

The Company’s fishery development consultancy services revenue are recognized when the relevant service are rendered, and are subject to Chinese business tax at a rate of 0% of the gross fishery development con tract service income approved by the Chinese local government.

COST OF GOODS SOLD

Cost of goods sold consists primarily of direct and indirect cost of cultivation and cost of development contract.

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $0 for the six months ended June 30, 2011 and 2010, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses which totaled $0 for the six months ended June 30, 2011 and 2010, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $1,234,698 as of June 30, 2011 and $3,804,116 as of December 31, 2010. The balance sheet amounts with the exception of equity as of June 30, 2011 and December 31, 2010 were translated at RMB6.47 to $1.00 and RMB6.62 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the six months ended June 30, 2011 and June 30, 2010 were RMB6.51 to $1.00 and RMB6.81 to $1.00, respectively.

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

The standard credit period of the majority of the Company’s clientele is three months. The collection period over 1 year is classified as long term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of June 30, 2011 and December 31, 2010 are $0.

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

a)	equity-at-risk is not sufficient to support the entity's activities

b)	As a group, the equity-at-risk holders cannot control the entity; or

c)	The economics do not coincide with the voting interest

If a firm is the primary beneficiary of a VIE, the holdings must be disclosed on the balance sheet. The primary beneficiary is defined as the person or company with the majority of variable interests

TREASURY STOCK

Treasury stock consists of a Company’s own stock which has been issued, subsequently reacquired by the Company, and not yet reissued or canceled. Treasury stock does not reduce the number of shares issued but does not reduce the number of shares outstanding, as well as total stockholders’ equity. These shares are not eligible to receive cash dividends. Treasury stock may be presented as an asset if adequately disclosed (ASC 505-30-30). Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

State laws and federal agencies closely regulate transactions involving a company’s own capital stock, so the   purchase of treasury shares must have a legitimate purpose. Some of the most common reasons for purchasing treasury shares are as follows:

(i)	to meet additional stock needs for various reasons, including newly implemented stock option plans, stock for convertible bonds or convertible preferred stock, or a stock dividend.

(ii)	to eliminate the ownerships interests of a stockholder.

(iii)	to increase the market price of the stock that returns capital to shareholders.

(iv)	to potentially increase earnings per share of the stock by decreasing the shares outstanding on the same earnings.

(v)	to make more shares available for a merger.

The cost method of accounting for treasury stock shares is adopted. The purchase of treasury stock is treated as a temporary reduction in shareholders equity in view of the expectation to reissue the shares instead of retiring them. When the Company reissues the treasury shares, the temporary account is eliminated. The cost of treasury stock shares reacquired is charged to a contra account, in this case a contra equity account that reduces the stockholder equity balance. The purchase of treasury shares leaves the common stock and contributed balances intact.

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

POLITICAL AND BUSINESS RISK

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other thing.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

For the three months ended June 30, 2011 and 2010, basic earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.05 and $(0.01), respectively. For the six months ended June 30, 2011 and 2010, basic earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.25 and $(0.07), respectively.

For the three months ended June 30, 2011 and 2010, diluted earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.05 and $(0.01), respectively. For the six months ended June 30, 2011 and 2010, diluted earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.22 and $(0.07), respectively.

For the three  months ended June 30, 2011 and 2010, basic earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.05 and $(0.04), respectively. For the six months ended June 30, 2011 and 2010, basic earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.07 and $(0.13), respectively.

For the three  months ended June 30, 2011 and 2010,diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.05 and $(0.04), respectively. For the six months ended June 30, 2011 and 2010, diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.06 and $(0.13), respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2011 or December 31, 2010, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held as of the reporting date for the fiscal period ended June 30, 2011 or June 30, 2010.

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

In April 2010, the FASB issued Accounting Standard Update 2010-17, "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition" or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncements effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts has been charged to operation during the six months ended June 30, 2011 and 2010.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

None.

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

SINO AGRO FOOD, INC.

August 22, 2011	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 22, 2011	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

August 22, 2011	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

August 22, 2011	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary