Form 10-K/A
period 2010-12-31
Sino Agro Food, Inc.
filed 2011-08-30
CIK 1488419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Sino Agro Food, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 (the “Original Filing”). This Form 10-K/A revises certain disclosures related to share-based compensation, corrects the inadvertent mislabeling of line items contained in the Statement of Stockholders Equity, and corrects a minor discrepancy with regard to the disclosure pertaining to the manner of the Company’s acquisition of 2,800 cows under the Description of Business Section. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  There are no changes to the body of the Form 10-K other than the above-mentioned corrections. Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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

On December 28, 2008, the Company, through its then subsidiary Pretty Mountain Holdings Limited (“Pretty Mountain”), a company incorporated in Hong Kong, the Special Administrative Region of the PRC, entered into a sino-foreign joint venture agreement with the following parties for the setting up of a sino-foreign joint venture company to be named as Qinghai Sanjiang A Power Agriculture Co. Ltd. (translation in English) (“Sanjiang A Power”) in the PRC, to manufacture bio-organic fertilizer, livestock feed and to develop other agriculture projects in the County of Huangyuan, in the vicinity of the City of Xining, Qinghai Province :

·	Qinghai Province Sanjiang Group Company Limited (English translation) (“Qinghai Sanjiang”), a PRC government owned company with major business activities in the agriculture industry; and

·	Guangzhou City Garwor Company Limited (English translation) (“Garwor”), a private limited company incorporated in the PRC, specializing in sales and marketing.

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

APT is not a patented technology as it was developed upon the platform and principles of the RAS, but many component parts of the APT fish farms or the improved version thereof were designed and/or developed by Capital Award, such as:

·	solid waste filter and separator;
·	micro-bio filter for the treatment of soluble wastes;
·	oxygen injector;steam generated heating compartment (optional, depending on the species of fish to be grown);
·	ultra violet light disinfection chamber;
·	air blower configuration;
·	designs of the grow-out tanks;
·	designs of the quarantine station;
·	designs of the nursery station;
·	designs of the farm’s fish storage tanks; and
·	designs of stock feed processing lay-out plans.

APT is a unique system as it is coupled with the farm operation and management systems and supporting services developed by Capital Award, which include:

·
systems for rotational stocking of fish and rotational harvesting of fish, designed to stock the growing fish tanks with certain variety of fish of certain sizes and age group at pre-determined intervals, to provide constant production of multiple varieties all year round or as and when the markets require;

·	quality control systems to keep the quality of the water and production in check;
·	diseases control and prevention system to enhance better production cycles of the farms;
·	maintenance programs to ensure the smooth running of the farms’ equipment; and
·	training programs for the workers on standard operating procedures.

A standard A-Power Module has a surface area of 70 square meters and contains approximately 145 cubic meters of water.

The APT system is designed to attain economic efficiencies in the areas of reduced energy requirement, water usage, labor cost, low fish mortality rates and good feed-to-fish conversion rate, as compared to the conventional methods of fish farming.

Items of comparison	APT farms	Conventional farms

Surface area measured for productivity	25 tons per year per 72 mІ	0.5 tons per year per 660mІ

Water capacity measured for productivity	25 tons per year per 100 mі	0.5 tons per year per 1320mі

Labor content	One worker per 50 tons per year	One worker per 6 tons per year

Water usage	Minimal	100% Changed every year

Energy requirement	2.5% cost of production	No specified records

Quality standard	Can be organic or non-organic.	No consistency

	Guaranteed free from chemical and pollution of export standard	Not of export quality

Harvesting	All year round	Once or twice annually

Subjecting to seasonal variation	No	Yes

Subjecting to external predators and diseases	No	Yes

Usage of antibiotics and chemicals	No	Yes

Environmentally friendly	Yes	No

Live span of major plants & equipment	25 years or more	Two years

Average Gross profit	minimum 60% of sales value, depending on the species of fish grown	No accurate calculation

Averaged mortality rate for the Grow-out	8% or less	Above 25%

Average of feed to fish conversion rate	2 to 1	4.5 to 1

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

As of December 31, 2010 the Chinese Businessmen have funded just under US $3.9 Million for the development of the Fishery covering the followings:
▪	Standby diesel powered generator capable of providing electricity during outages;
▪	All underground and surface drainage, water works and electrical connections;
▪	Heating provided by boiler driven heat exchangers capable of heating each tanks water 6°C in 30 minutes
▪	Dry storage of approximately 9,000 m²;
▪	Guard house, office and staff quarters to handle up to 15 personnel;
▪
Farm building measuring over 4,000 m² housing16 grow-out tanks each with the capacity to hold up to 120,000 liter of water with built-in solid waste and soluble waste filters, ultraviolet and O³ disinfectors, and aerators that will have the capacity to grow-out an average of 25 tons of fish per tank per year;

▪	A nursery facility that has the capacity to grow-out 2 million fingerlings per year from 25mm per piece to 100mm per piece;
▪	Freezing and cool room facilities;
▪	Feed processing facilities and feed preparation rooms;
▪	Landscaping areas covering more than 15,000 m² and all boundary fences of the complex; and
▪	External water holding tanks with total holding capacity of more than 3 million liters of water at any given time, supplied by 4 underground bores of various depth measuring from 80m to 150m.

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

We currently generate revenue by:

·	harvesting the green flowers from the HU Plants before they mature into fruits and sell them as vegetables;
·	drying the green flowers harvested and selling them as dried vegetables for human consumption; and
·	processing and packaging the dried and fresh flowers into salted, pickled and in brine vegetables.

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

A HU Plant normally takes three years to reach maturity which means that:

·	Year 1 plants yield only about 10% of green flowers, as compared to the matured plants.
·	Year 2 plants yield about 50% of green flowers, as compared to the matured plants.
·	Year 3 fully matured plants yield an average of 120,000 green flowers per year per mu over the next 25 years, the average production life span of a HU plant.

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

All of our drying and processing facilities were developed using the traditional drying and processing systems and methods that have been used in the industry in the PRC for decades. The traditional drying and processing methods are rather simple and straightforward processes as follows:

·	All harvested green flowers will be stored and kept cool in the cool room while waiting to be processed.
·
They will then be steamed in batches at boiling temperature for less than 15 minutes. The naturally dried flowers will require washing and grading. Flavored dried flowers will be aromatically cured after steaming.

·	Thereafter, they will be transferred to the drier to be dried at 140Celsius for about 3 hours and at gradually decreasing temperature for another 5 hours.
·	Packaging procedures will then follow.
·	They will then be stored and sold through the winter period until next harvest season.

Although these traditional facilities are less expensive to build than facilities using more modern dryers and processors, they are more labor intensive. We chose the more traditional methods because of :

·	easy access to affordable pool of labor in the Enping region, and at the same time creating job opportunities for the local people.
·	our experience in the industry dictates that these traditional systems and methods produce the end products of such quality much preferred by the local markets.
·
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

ZhongXing is currently operating in the following income generating activities:

·	Production and sales of fresh liquid milk;
·	Rearing and sales of beef cattle;
·	Planting of crops for the purpose of further processing into livestock feed;

·	Processing and sales of livestock feed; and
·	Processing and sales of fertilizer.

These activities are being supported by following integrated activities that are not income generating:

·	Breeding of cows and cattle; and
·	Veterinary services

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

The dairy farm is currently milking from 3,500 herds of cows and is equipped with:

·	the most up-to-date feed mixing machines and milking equipment;
·	efficient housing and supporting facilities that can accommodate up to 3,500 cows;
·	in house veterinary facilities and services;
·	a modern and well equipped quarantine station that has the capacity to handle up to 2,000 cows;
·	significant feed and forages storages areas to stock up to 25,000 tons of livestock feed;
·	a crop plantation on more than 1,000 acres of land; and
·	processing factories for the manufacturing of livestock feed and fertilizer.

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

Customers

The four sizeable value added manufacturers to whom ZhongXing supplies bulk liquid milk are:

·	Zhang Zheng Xi (agent of TianJin Mu Dairy Co. Ltd.), (ZZX).
·	Siao Shu Dong (agent of Chengde Huang Yuan Dairy Co. Ltd.) ,(SSD).
·	Wang Cheng Xiang (agent of Mengniu Dairy Group), (WCX).
·	Jun Heng (agent of Yili Dairy Group), (JH).

We did not enter into any written contracts with these customers. Our liquid milk is sold to them on the best offer basis.

We supply our livestock feed to many smaller farms in the region. Such farmers normally do not have the storage capacity to hold enough feed for their livestock through the winter. In 2010, 2800 young cows were brought from regional farmers to whom we sold our livestock feed and fertilizer during the year for monies.

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

Subsidiary IV.

Qinghai Sanjiang A Power Agriculture Co. Ltd.:

On December 28, 2008, the Company through its then subsidiary Pretty Mountain Holdings Limited (“Pretty Mountain”), a company incorporated in Hong Kong, the Special Administrative Region of the PRC, entered into a sino-foreign joint venture agreement with the following parties for the setting up of a sino-foreign joint venture company to be named as Qinghai Sanjiang A Power Agriculture Co. Ltd.(translation in English) (“Sanjiang A Power”) in the PRC, to manufacture bio-organic fertilizer, livestock feed and to develop other agriculture projects in the County of Huangyuan, in the vicinity of the City of Xining, Qinghai Province :

·	Qinghai Province Sanjiang Group Company Limited (English translation) (“Qinghai Sanjiang”), a PRC government owned company with major business activities in the agriculture industry; and

·	(Guangzhou City Garwor Company Limited (English translation) (“Garwor”), a private limited company incorporated in the PRC, specializing in sales and marketing.

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

·	using environmental friendly technology to recycle agriculture waste for production of organic fertilizer;

·	using environmental friendly technology and bacteria to produce organic feed; and
·	using environmental friendly technology to increase dairy milk production and quality.

The total investment for the joint venture shall be US $2,000,000.00 as follows:

•	Organic fertilizer project : US $450,000.00
•	Organic livestock feed: US $950,000.00
•	Organic farm grass: US $600,000.00

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

Recent Sales of Unregistered Securities

Fiscal Year ended December 31, 2007

Date	Events	Shares issued	Price / share	Consideration received	# of Non- USA Investors	# of USA Investors
July 24, 2007	Issuance of shares for the Merger of CA and VOLG	32,000,000	0.617	19,739,157	62	0

Sept. 5, 2007	Issuance of shares for the acquisition of 100% equity in Macau Eiji Company Limitada	2,000,000	1.939	3,878,739	3	0

Sept. 5, 2007	Issuance of shares for the acquisition of 100% equity in HangYuTai Investmento Limitada	7,000,000	2.416	16,910,000	3	0
Sept. 5, 2007	Issuance of shares for the acquisition of 100% equity in Triway Industries Limited	1,000,000	2.25	2,250,000	8	0
Total for 2007		42,000,000		42,777,896

Fiscal Year ended December 31, 2008

No Shares of Common Stock Issued.

Fiscal Year ended December 31, 2009

Date	Events	Shares issued	Price / share	Consideration received	# of Non- USA Investors	# of USA Investors
Oct. 1, 2009	Shares sold	150,000	0.35	52,500	0	1
Nov. 25. 2009	Shares sold	150,000	0.35	52,500	0	1
Dec. 11 & 22 2009	Shares sold	315,000	0.35	110,250	0	1
Dec. 23, 2009	Common shares cancelled (from Solomon Lee share account)	-875,000		0	0	0
Total for 2009		-260,000		215,250

Date 2010	Events	Shares issued	Price / share	Consideration received	# of Non- USA Investors	# of USA Investors
(i) Issuance of shares in settlement of debts accrued under Promissory Notes
Jan.1 to 27		1,342,000	1.24	1,664,080	7	0
Feb. 10		780,000	1.20	936,000	1	0
March 12 to 19		2,625,000	1.19	3,123,750	3	0
April 15 to 27		1,055,000	1.10	1,160,500	4	0
May 13		800,000	0.525	420,000	2	0
May 14		350,000	0.525	183,750	2	0
June 10.		1,000,000	0.48	480,000	5	0
Total Issuance of shares in settlement of debts		7,952,000		7,968,080	24	0

(ii) Issuance of shares for employees’ compensation
May 4.		497,059	1.00	497,059	30	0

(iii) Shares being retired or voided [1]
Jan. 11, 2010 (Voided)		(150,002)	0	0	(2)	0
March 23, 2010 (Retired)		(2,000,000)	0	0	(1)	0
May 17, 2010 (Voided)		(40,000)	0	0	(2)	0
June 26, 2010 (Retired & transferred to Preference Series B shares)		(7,000,000)	1.00	(7,000,000)	(2)	0
Total shares being retired or voided		(9,190,002)		(7,000,000)
June 26, 2010 issuance of Preference Series A & B		7,000,100	1.00	7,000,100	3	0
Balanced issuance of shares for 1st half 2010		6,259,157		8,465,239

(iv) Issuance of shares in settlement of debts accrued under Tri-way Subsidiary

In July 2010		975,000	0.50	487,500
In August 2010		1,625,000	0.57	926,250	Collectively
In September 2010		1,380,000	1.50	1,497,300	1
In October 2010		790,855	1.27	1,004,386
Total for debt settlements		4,770,855		3,915,436

(v) Issuance of common shares in settlement of debts due to third parties
In October 2010		566,145	1.27	719,004	1
In November 2010		1,172,000	1.50	1,758,000	1

Total for settlement of debts		1,738,145		2,477,004

(vi) Issuance of shares for workers’ compensation
In October 2010		22,500	1.50	33,750	3

(vii) Shares being retired
In October 2010		3,000,000	0	0

Balance as at December 31, 2010		55,474,136		50,884,475
June 26, 2010 issuance of Pref. Series B shares		7,000,000	1.00	7,000,000	3
June 26, 2010 Issuance of Pref. Series B shares		100	1.00	100
Total		62,474,236		57,884,575	136	5,123

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

The following chart illustrates the changes by category from the year-ended December 31, 2010 to December 31, 2009.

Category	2010	2009	Difference

Fishery	$1,055,089	$-	$1,055,089

Dairy	14,366,437	8,579,738	5,786,699

Plantation	1,828,324	805,704	1,022,620

Beef	847,791	-	847,791

Totals	$18,097,641	$9,385,442	$8,712,199

The gross profit by category is as follows:

	Years-ended December 31,
Category	2010	2009

Fishery	3,108,744	726,702

	(75)%	(100)%

Dairy	15,265,863	9,508,234

	(52)%	(53)%

Plantation	2,946,530	2,105,461

	(62)%	(72)%

Beef	1,132,288	-
	(57)%	-

Depreciation and Amortization

Depreciation and amortization increased by $526,401 or 31.23% to $2,212,106 for the year ended December 31, 2010 from $1,685,705 for the year ended December 31, 2009. The increase was primarily due to the increase of depreciation of $435,358 for year ended December 31,2010from depreciation of $820,193 for the year ended December 31, 2009.

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

Category	2010	2009	Difference

Office and corporate expenses	$1,660,959	$1,468,377	$192,582
11
Wages and Salaries	$1,403,102	$1,018,497	$384,605

Traveling and related lodging	$124,024	$76,636	$47,388

Motor vehicles expenses and local transportation	$54,697	$9,540	$45,157

Entertainments and meals	$39,090	$148,971	$(109,881)

Others and miscellaneous	$25,512	$28,578	$(3,066)

Depreciation and amortization	$244,177	$101,485	$142,692

Sub-total	$3,551,561	$2,852,084	$699,477

Interest expenses	$354,140	$470,019	$(115,879)

Total	$3,905,701	$3,322,103	$583,598

In this respect, total depreciation and amortization amounted to $2,212,106 for the year ended December 31, 2010, out of which amount, $244,177 was booked under General and administration expenses and $1,967,929 was booked under cost of goods sold; whereas total depreciation and amortization was at $1,685,705 for the year ended December 31, 2009 and out of which amount, $101,485 was booked under General and Administration expenses and $1,584,220 was booked under cost of goods sold.

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

INCOME STATEMENT FOR THE YEAR ENDED 31DECEMBER 2010

	2010	2009
	$	$

Revenue	40,551,066	21,725,839

Cost of goods sold	18,097,641	9,385,442

Gross profit	22,453,425	12,340,397

General and administrative expenses	(3,540,166)	(2,852,084)
Net income from operations	18,913,259	9,488,313

Other income (expenses)

Other income	226,586	26

Loss on extinguishment of debts	(6,088,625)	-

Interest expense	(354,140)	(470,019)
Net income (expenses)	(6,216,179)	(469,993)

Net income before income taxes	12,697,080	9,018,320

Provision for income taxes	-	-
Net income	12,697,080	9,018,320

Less: Net income attributable to the non - controlling interest	(4,196,258)	(2,210,381)
Net income attributable to the Sino Agro Food, Inc. and subsidiaries	8,500,822	6,807,939
Other comprehensive income	.
Foreign currency translation gain	2,097,324	31,118
Comprehensive income	10,598,146	6,839,057
Less: other comprehensive income attributable to the non - controlling interest	(461,411)	(1,359)
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries	10,136,735	6,837,698

Earnings per share attributable to Sino Agro Food, Inc.
and subsidiaries common stockholders:
Basic	$0.16	$0.13
Diluted	$0.14	$0.13

Weighted average number of shares outstanding:
Basic	54,223,823	52,889,473
Diluted	61,223,823	52,889,473

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

s/Madsen & Associates CPA’s, Inc.
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

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

			Series A		Series B Convertible
	Common stock		Preferred stock		Preferred stock				Accumulated
	Par value $0.001		Par value $0.001		Par value $0.001		Additional		other	Non -
	Number		Number		Number		paid - in	Retained	comprehensive	controlling
	of shares	Amount	of shares	Amount	of shares	Amount	capital	earnings	income	interest	Total
		$		$		$	$	$	$	$	$

Balance as of January 1, 2009	52,943,579	52,944	-	-	-	-	43,489,213	10,279,010	2,138,447	6,709,549	62,669,163
Issue of common stock	615,000	615	-	-	-	-	214,635	-	-	-	215,250
Common stock cancelled	(875,000)	(875)	-	-	-	-	875	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	6,807,939	-	2,210,381	9,018,320
Foreign currency translation gain	-	-	-	-	-	-	-	-	29,756	1,359	31,115
Balance as of December 31, 2009	52,683,579	52,684	-	-	-	-	43,704,723	17,086,949	2,168,203	8,921,289	71,933,848
Issue of Series A preferred stock	-	-	100	-	-	-	100	-	-	-	100
Issue of Series B convertible preferred stock	-	-	-	-	7,000,000	7,000	6,993,000	-	-	-	7,000,000
Issue of common stock
- for settlement of debts	9,690,145	9,690	-	-	-	-	10,435,394	-	-	-	10,445,084
- for settlement of proprietary technologies payable	4,770,855	4,771	-	-	-	-	3,910,665	-	-	-	3,915,436
- Services rendered	519,559	519	-	-	-	-	530,290	-	-	-	530,809
- Cancellation of common stock for issuance of Series B convertible preferred stock	(7,000,000)	(7,000)	-	-	-	-	(6,993,000)	-	-	-	(7,000,000)
- Common stock cancelled	(5,190,002)	(5,190)	-	-	-	-	5,190	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	8,500,822	-	4,196,258	12,697,080
Dividend paid and payable	-	-	-	-	-	-	-	(567,800)	-	-	(567,800)
Foreign currency translation gain	-	-	-	-	-	-	-	-	1,635,913	461,411	2,097,324
Balance as of December 31, 2010	55,474,136	55,474	100	-	7,000,000	7,000	58,586,362	25,019,971	3,804,116	13,578,958	101,051,881

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

The nature of the operations and principal activities of Sino Agro Food, Inc. and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of ownership interest	Principal activities
Capital Award Inc. ("CA")	Belize	100% (2009: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (2009: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (2009: 100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (2009: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Pretty Mountain Holdings Limited ("PMH")	Hong Kong, PRC	80% (2009: 80%) directly	Dormant

Macau Eiji Company Limited ("MEIJI")	Macau, PRC	100% (2009: 100%) directly	Investment holding

Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd ("HST ")	PRC	Nil% (2009: 75%) indirectly	Hylocereus Undatus Plantation ("HU Plantation")

Jiang Men City Heng ShengTai Agriculture Development Co. Ltd ("JHST ")	PRC	75% (2009: 75%) directly	Hylocereus Undatus Plantation ("HU Plantation"). The Company has not commenced beef business.

Hang Yu Tai Investment Limited ("HYT ")	Macau, PRC	100% (2009: 100%) directly	Investment holding

ZhongXingNongMu Co. Ltd ("ZX")	PRC	78% (2009: 78%) indirectly	Dairy production and manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pasture

A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (2009: 100%) directly	Investment holding

Name of variable interest entity/unconsolidated corporate joint venture	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd	PRC	45% (2009: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, PMH, MEIJI, JST, HYT, ZX, and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation.

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

 The Company adopts both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50,“Equity-Based Payments to Non-Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the“simplified” method to determine the term of employee options when other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

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

	2010

				Organic
	Fishery	Dairy		Fertilizer and
	Development	Production	HU Plantation	Bread Grass	Corporate and
	Division	Division	Division	Division	others	Total
	$	$	$	$	$	$

Revenue	4,163,833	29,632,300	4,774,854	1,980,079	-	40,551,066

Net income (loss)	3,605,581	10,233,169	2,081,642	413,900	(7,833,470)	8,500,822

Total assets	17,685,816	51,675,685	14,804,908	4,359,809	19,241,692	107,767,910

	2009

				Organic
	Fishery	Dairy		Fertilizer and
	Development	Production	HU Plantation	Bread Grass	Corporate and
	Division	Division	Division	Division	others	Total
	$	$	$	$	$	$

Revenue	726,702	18,084,046	2,915,091	-	-	21,725,839

Net income (loss)	672,583	6,108,967	1,460,553	-	(1,434,164)	6,807,939

Total assets	13,817,585	38,660,534	10,981,384	-	20,602,905	84,062,408

4.	INCOME TAXES

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

	2010	2009
	$	$

Dividends	567,800	-

The Company paid $357,538 of this amount in cash during the year ended December 31, 2010.

6.	CASH AND CASH EQUIVALENTS

	2010	2009
	$	$

Cash and bank balances	3,890,026	2,360,587

7.	INVENTORIES

As of December 31, 2010 inventories are as follows:

	2010	2009
	$	$

Bread grass	54,096	-
Beef cattle	3,338,237
Organic fertilizer	56,593	-
Raw materials for bread grass and organic fertilizer	141,839	-
Raw materials for HU plantation	64,353	-
Immature seeds	801,596	411,594
Harvested HU plantation	199,234	53
Unharvested HU plantation	29,079	89,666
Forage for milk cows and consumable	4,228,100	5,598,098
	8,913,127	6,099,411

8.	DEPOSITS AND PREPAID EXPENSES

	2010	2009
	$	$

Deposits for
acquisition of land use rights	4,453,665	4,453,666
inventory purchases	648,303	219,551
lease agreements	2,129	2,129
materials used for construction in progress	251,329	79,607
Prepayments for purchases of milk cows, dairy farm and containers	8,874,285	5,434,313
	14,229,711	10,189,266

9.	ACCOUNTS RECEIVABLE

The company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the company. As such, all trade receivables are reflected as a current asset and no allowance for bad debt has been recorded as of December 31. 2010 and December 31, 2009. Bad debts written off for the years ended December 31, 2010 and December 31, 2009 are Nil.

Aging analysis of accounts receivable is as follows:

	2010	2009
	$	$

0 - 30 days	5,083,928	1,530,838
31 - 90 days	175,843	-
91 - 120 days	1,093,642	5,338,667
over 120 days and less than 1 year	6,450,358	-
over 1 year	8,459,044	9,338,477
	21,262,815	16,207,982
Less: amounts reclassified as long term accounts receivable	(8,459,044)	(9,338,477)
	12,803,771	6,869,505

10.	OTHER RECEIVABLES

	2010	2009
	$	$

Advance to service providers	-	12,983
Due from related parties	-	260,101
Due from employees	374,622	430,552
Due from third parties	2,636,966	1,181,855
Temporary payments for potential investment	956,092	-
	3,967,680	1,885,491

Due from related parties, employees and third parties are unsecured, interest free and without fixed term of repayment. Due from employees are the amounts advanced for handling business transactions on behalf of the Company, and are reconciled once the business transactions have been completed.

11.	PLANT AND EQUIPMENT

	2010	2009
	$	$

Milk cows	7,659,263	4,953,669
Plant and machinery	11,604,975	2,948,148
Structure and leasehold improvements	110,801	783,491
Mature seeds	498,824	484,436
Furniture and equipment	263,981	85,506
Motor vehicles	47,568	83,493
	20,185,412	9,338,743

Less: Accumulated depreciation	(3,029,630)	(1,774,079)
Net booking value	17,155,782	7,564,664

Depreciation expense was $1,255,551 and $820,193 for the years ended December 31, 2010 and December 31, 2009, respectively.

12.	CONSTRUCTION IN PROGRESS

	2010	2009
	$	$

Construction in progress
- Rangeland for milk cows	-	5,741,168
- Oven room for production of dried flowers	479,559	254,771
- Organic fertilizer and bread grass production plant	1,751,916	-
	2,231,475	5,995,939

13.	LAND USE RIGHTS

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

	2010	2009
	$	$

Cost	18,776,139	15,107,879
Less: Accumulated impairment losses	(1,946,729)	(1,338,383)
Net book value	16,829,410	13,769,496

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years.

Amortization of land use rights was $609,804 and $553,480 for the years ended December 31, 2010 and December 31, 2009, respectively.

14.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a China patent, for the manufacturing of livestock feed and bio-organic fertilizer and its related labels for $8,000,000.

	2010	2009
	$	$

Proprietary technologies	8,000,000	8,000,000
Less: Accumulated amortization	(712,117)	(365,365)
Net carrying amount	7,287,883	7,634,635

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

	2010	2009
	$	$

Goodwill from acquisition	38,444,099	38,444,099
Less: Accumulated impairment losses	(26,444,099)	(26,444,099)
Net carrying amount	12,000,000	12,000,000

16.	INVESTMENT IN UNCONSOLIDATED CORPORATE JOINT VENTURE

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

	2010	2009
	$	$

Investment in unconsolidated joint venture	-	242,669

16.	INVESTMENT IN UNCONSOLIDATED CORPORATE JOINT VENTURE (CONTINUED)

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

18.	OTHER PAYABLES

	2010	2009
	$	$

Proprietary technologies payable	-	3,577,264
Due to third parties	1,077,738	601,326
Due to related parties	223,884	169,536
Stamp duty payable	-	4,678
Due to employees and others	110,668	183,324
	1,412,290	4,536,128

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

Short term debt

Name of bank	Interest rate	Term	Security	Amount
				2010	2009
				$	$

Agricultural Development Bank of China	6.84%	1/23/2007- 7/31/2010	Corporate guarantee by third party	-	1,408,321

Agricultural Development Bank of China	6.12%	1/23/2008-7/22/2010	Corporate guarantee by third party	-	711,495

Agricultural Development Bank of China	6.12%	1/23/2008-8/8/2010	Corporate guarantee by third party	-	315,405
				-	2,435,221

Long term debt

Name of bank	Interest rate	Term	Security	Amount
				2010	2009
				$	$

Agricultural Development Bank of China	6.75%	4/29/2007-4/28/2012	Corporate guarantee by third party	3,776,435	4,401,002

21.	OBLIGATION UNDER OPERATING LEASES

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
 .
On May 4, 2010, the Company issued employees a total of 497,059 shares of common stock valued at fair value of $1.00 per share for $497,059 value as stock based compensation. On October 30, 2010, the Company issued employees a total of 22,500 shares of common stock valued at fair value of $1.50 per share for $33,750 as stock based compensation. The Company recognized $530,809 of stock based compensation as this was the dollars amount of the service rendered to the Company .

For the years ended December 31, 2010 and 2009, $530,089 and $0 were expensed and recorded as compensation expense in the  consolidated   statements of income, respectively.

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

Combined Voting Rights of Principal Shareholders Owning Common Stock and Series A Preferred Stock

NAME OF PRINCIPAL SHAREHOLDER	NUMBER OF VOTES OF COMMON STOCK	NUMBER OF VOTES OF SERIES A PREFERRED STOCK	COMBINED NUMBER OF VOTES	PERCENTAGE OF VOTES FOR COMBINED OWNERSHIP
Lee Yip Kun Solomon	13,500,000	30,737,742	44,237,742	79.74%
Tan Poay Teik	4,500,000	10,977,765	15,477,765	27.90%
Chen Bor Hann	900,000	2,195,553	3,095,553	5.58%
All officers and directors as a group [3 persons]	18,900,000	43,911,060	62,811,060	113.22%

●	Applicable % is based on 55,474,136 Common shares fully issued as at December 31, 2010.

Series B Convertible Preferred Stock

Shareholders	# of Preference Series B Shares	Percentage of Series B Preferred Stock
Lee Yip Kun Solomon	4,900,000	70%
Tan Poay Teik	1,750,000	25%
Chen Bor Hann	350,000	5%
All officers and directors as a group [3 persons] Held under a company namely Capital Adventure Inc.	7,000,000	100%

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

The Company needs to bring cash directly to the farmers to buy material and other inputs from the farmers. This cash is given to the Directors personally but solely for this purpose. But because the money is given in cash to Directors, we are technically required to record the amounts in our account as "due from directors" or "other receivable-related party". After the material or other inputs were bought back, we credit the amount in "due from directors" or "other receivable——related party" such that we don’t regard the referred transactions are personal loans to the directors for the purpose of Section 13(k) of the Exchange Act.

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

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 70%.

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

SINO AGRO FOOD, INC.

August 30, 2011	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 30, 2011	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

August 30, 2011	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

August 30, 2011	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary