Form 10-Q/A
period 2011-03-31
Sino Agro Food, Inc.
filed 2011-08-30
CIK 1488419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-54191

SINO AGRO FOOD, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-1219070
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Room 3711, China Shine Plaza No. 9 Lin He Xi Road Tianhe County, Guangzhou City, P.R.C. (201) 471-0988	510610
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Sino Agro Food, Inc. for the fiscal quarter ended March 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on May 20, 2011 (the “Original Filing”). This Form 10-Q/A revises certain disclosures related to Management’s Discussion and Analysis, in particular the discussion pertaining to the Consolidated Results of Operations for the three months ended March 31, 2011, and revisions to the Statements of Cash Flows, in particular disclosures related to detailed cash flows of discontinued operations. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  There are no changes to the body of the Form 10-Q other than the above-mentioned corrections. Additionally, this amended Form 10-Q/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE THREE MONTHS ENDED MARCH 31, 2011

SINO AGRO FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash and cash equivalents	482,916	3,890,026
Inventories	1,799,040	8,913,127
Deposits and prepaid expenses	5,346,988	14,229,711
Accounts receivable, net of allowance for doubtful accounts	8,421,189	12,803,771
Other receivables	59,253,946	3,967,680
Total current assets	75,304,079	43,804,315
Property and equipment
Property and equipment, net of accumulated depreciation	2,529,149	17,155,782
Construction in progress	2,618,774	2,231,475
Land use rights, net of accumulated amortization	14,403,057	16,829,410
Total property and equipment	19,550,980	36,216,667
Other assets
Goodwill	724,940	12,000,000
Proprietary technologies, net of accumulated amortization	7,198,836	7,287,883
Long term accounts receivable	8,459,044	8,459,044
License rights	1	1
Total other assets	16,382,821	27,746,928
Total assets	111,237,880	107,767,910

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	741,369	390,846
Billings in excess of costs and estimated earnings on uncompleted contracts	430,767	-
Dividends payable	206,356	210,262
Other payables	6,592,587	1,412,290
Total current liabilities	8,759,501	2,939,594
Other liabilities
Long term debt	-	3,776,435
Total liabilities	8,759,501	6,716,029
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	-	-
Series A preferred stock: $0.001 par value (100 shares authorized, 100 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	-	-
Series B convertible preferred stock: $0.001 par value) (10,000,000 shares authorized, 7,000,000 shares issued and outstanding) as of March 31, 2011 and December 31, 2010, respectively)	7,000	7,000
Common stock: $0.001 par value (100,000,000 shares authorized, 56,795,136 and 55,474,136 shares issued and oustanding as of March 31, 2011 and December 31, 2010, respectively)	56,795	55,474
Additional paid - in capital	60,481,191	58,586,362
Retained earnings	36,134,835	25,019,971
Accumulated other comprehensive income	1,234,698	3,804,116
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	97,914,519	87,472,923
Non - controlling interest	4,563,860	13,578,958
Total stockholders' equity	102,478,379	101,051,881
Total liabilities and stockholders' equity	111,237,880	107,767,910

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
	$	$
Continuing operations
Revenue	3,121,531	300,000
Cost of goods sold	1,190,615	-
Gross profit	1,930,916	300,000
General and administrative expenses	(690,146)	(514,336)
Net income from operations	1,240,770	(214,336)
Other income (expenses)
Other income	9,302	-
Gain (loss) of extinguishment of debts	92,926	(4,565,180)
Interest expense	(3,172)	(2,927)
Net income (expenses)	99,056	(4,568,107)
Net income before income taxes	1,339,826	(4,782,443)
Provision for income taxes	-	-
Net income (loss) from continuing operations	1,339,826	(4,782,443)
Less: Net (income) loss attributable to the non - controlling interest	(428,913)	10,647
Net income (loss) from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	910,913	(4,771,796)
Discontinued operations
Net income from discontinued operations	19,941,880	2,057,268
Less: Net income attributable to the non - controlling interest	(9,737,929)	(452,599)
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries	10,203,951	1,604,669
Net income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	11,114,864	(3,167,127)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,175,674	(293,090)
Comprehensive income (loss)	12,290,538	(3,460,217)
Less: other comprehensive (income) loss attributable to the non - controlling interest	(293,918)	58,618
Comprehensive income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	11,996,620	(3,401,599)
Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	$0.20	$(0.06)
Diluted	$0.18	$(0.06)
Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing operations
Basic	$0.02	$(0.09)
Diluted	$0.01	$(0.09)
Weighted average number of shares outstanding:
Basic	56,502,325	54,088,199
Diluted	63,502,325	54,088,199

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities
Net income (loss) from continuing operations	1,339,826	(4,782,443)
Adjustments to reconcile net income (loss) from continuing operations to net cash from operations:
Depreciation	40,353	281,991
Amortization	189,792	710,508
(Gain) loss on extinguishment of debts	(92,926)	4,565,180
Changes in operating assets and liabilities:
Increase in inventories	(381,707)	(45,946)
Decrease(increase) in deposits and prepaid expenses	8,438	894,116
Increase in due from a director	-	(1,194,817)
Increase in due to a director	113,081	-
Increase in accounts payable and accrued expenses	372,932	24,473
Increase (decrease) in other payables	16,347,616	(994,602)
(Increase) decrease in accounts receivable	(1,662,144)	321,442
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	430,767	-
(Increase) decrease in other receivables	(13,060,168)	(507,152)
Net cash provided by (used in) operating activities	3,645,860	(727,250)
Cash flows from investing activities
Purchases of property and equipment	(6,449)	(266,951)
Acquisition of land use rights	(704,388)	-
Payment for construction in progress	(387,298)	(193,791)
Net cash used in investing activities	(1,098,135)	(460,742)
Cash flows from financing activities
Dividends paid	(3,905)	-
Net cash used in financing activities	(3,905)	-
Net cash provided by (used in) continuing operations	2,543,820	(1,187,992)
Cash flows from discontinued operations
Net cash provided by operating activities	-	2,422,578
Net cash used in investing activities	(2,433,497)	(1,957,888)
Net cash provided by financing activities	-	-
Net cash (used in) provided by discontinued operations	(2,433,497)	464,690
Effects on exchange rate changes on cash	(3,517,433)	1,213,276
(Decrease) increase in cash and cash equivalents	(3,407,110)	489,974
Cash and cash equivalents, beginning of period	3,890,026	2,360,587
Cash and cash equivalents, end of period	482,916	2,850,561
Less: cash and cash equivalents at the end of the period - discontinued operation	-	(2,471,897)
Cash and cash equivalents at the end of the period - continuing operations	482,916	378,664
Supplementary disclosures of cash flow information:
Cash paid for interest	3,172	120,999
Cash paid for income taxes	-	-
Non - cash transactions
1,321,000 (2010: 4,747,000) shares of common stock issued for settlement of debts	1,989,000	1,158,650
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX	44,295,612	-
Land use rights payable due to related parties	6,339,493	-

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

2.29 STOCK-BASED COMPENSATION

The Company adopts both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50,“Equity-Based Payments to Non-Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

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
December 31, 2010
$
ASSETS
Current assets
Cash and cash equivalents	3,137,885
Inventories	7,495,794
Deposits and prepaid expenses	8,874,285
Accounts receivable, net of allowance for doubtful accounts	6,044,666
Other receivables	2,069,514
Total current assets	27,622,144
Property and equipment
Property and equipment, net of accumulated depreciation	14,612,953
Goodwill	11,275,060
Land use rights, net of accumulated amortization	9,441,158
Total property and equipment	35,329,171
Total assets	62,951,315
Less: LIABILITIES
Current liabilities
Accounts payable and accrued expenses	22,409
Other payables	11,167,319
Total current liabilities	11,189,728
Other liabilities
Long term debt	3,776,435
Total liabilities	14,966,163
Net assets of subsidiaries, HYT and ZX as of December 31, 2010 disposed of	47,985,152

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(d)	Net cash outflow on sale of subsidiaries, HYT and ZX
Three months ended
March 31, 2011
$

Cash and cash equivalents balance disposed of	(3,137,885)
Net cash outflow on sale of subsidiaries, HYT and ZX	(3,137,885)

(e)	Detailed cash flow from discontinued operations
		Three months ended	Three months ended
	Note	March 31, 2011	March 31, 2010
		(Unaudited)	(Unaudited)
		$	$
Cash flows from operating activities
Net income for the period		10,203,951	2,057,265
Adjustments to reconcile net income to net cash from operations:
Depreciation		-	388,896
Amortization		-	390,662
Net gain of sale of subsidiaries, HYT and ZX		(10,203,951)	-
Changes in operating assets and liabilities:
Increase in inventories		-	(86,180)
Increase in deposits and prepaid expenses		-	(2,571,852)
Increase in other payables		-	123,320
Decrease in accounts receivable		-	129,985
Decrease in other receivables		-	1,434,678
Cash flows from investing activities
Net cash outflow on sale of subsidiaries, HYT and ZX	6(d)	(3,137,885)	-
Payment for acquisition of land use rights		-	(1,157,278)
Payment for construction in progress		-	(244,806)
Net cash used in investing activities		(3,137,885)	(1,402,084)
Cash flows from financing activities
Net cash provided by financing activities		-	-
Effects on exchange rate changes on cash		-	(30,742)
(Decrease) increase in cash and cash equivalents		(3,137,885)	433,948
Cash and cash equivalents, beginning of period		3,137,885	2,037,949
Cash and cash equivalents, end of period		-	2,471,897
Supplementary disclosures of cash flow information:
Cash paid for interest		-	118,073
Cash paid for income taxes		-	-
Non - cash transactions
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX		44,295,612	-

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	CASH AND CASH EQUIVALENTS

	March 31, 2011	December 31, 2011
	$	$

Cash and bank balances	482,916	3,890,026

8.	INVENTORIES

As of March 31, 2011, inventories are as follows:

	March 31, 2011	December 31, 2010
	$	$

Bread grass	3,083	54,096
Beef cattle	172,323	3,338,237
Organic fertilizer	51,546	56,593
Raw materials for bread grass and organic fertilizer	279,267	141,839
Raw materials for HU plantation	-	64,353
Immature seeds	809,372	801,596
Harvested HU plantation	201,167	199,234
Unharvested HU plantation	282,282	29,079
Forage for milk cows and consumable	-	4,228,100
	1,799,040	8,913,127
9.	DEPOSITS AND PREPAID EXPENSES

	March 31, 2011	December 31, 2010
	$	$

Deposits for
acquisition of land use rights	4,453,665	4,453,665
inventory purchases	374,027	648,303
lease agreements	519,296	2,129
materials used for construction in progress	-	251,329
Prepayments for purchases of milk cows, dairy farm and containers	-	8,874,285
	5,346,988	14,229,711

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	ACCOUNTS RECEIVABLE

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

25.	STOCK BASED COMPENSATION

For the three months ended March 31, 2011 and 2010, $0 and $0 were expensed and recorded as compensation expense in the consolidated income statements, respectively.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

27.	SUBSEQUENT EVENT

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

The following chart illustrates the changes by category from the Three Months Ended March 31, 2011 to March 31, 2001.

Category	2011	2010	Difference
	Q1	Q1
Fishery	$1,559,745	$300,000	$1,259,745

Dairy	-	4,111,322	(4,111,322)

Plantation	-	-	-

Beef	1,561,786	-	1,561,786

Totals	$3,121,531	$4,411,322	$(1,289,791)

Revenue –Fishery. Revenues from fishery increased by $1,259,745 or 431.92% from $300,000 for the three months ended March 31, 2011 to $1,559,745 for the three months ended March 31, 2011. The increase in fishery was primarily due to our increased contract service income from fishery development contract for the three months ended June 30, 2011 instead of consulting income for the three months ended June 30, 2011.

Revenue –Dairy. Revenues from dairy decreased by $4,111,322 from $4,111,372 for the three months ended March 31, 2011 to $0 for the three months ended March 31, 2011. The decrease in dairy was primarily due to dairy segment sold out in January 2011.

Revenue –Planation. Revenues from planation is $0 for the three months ended March 31, 2010 as compared with $0 for the three months ended March 31, 2011. There is no harvest in Q1 each year due to seasonal reason.

Revenue – Beef. Revenues from beef increased by $1,561,786 from $0 for the three months ended March 31, 2010 to $1,561,786. The increase in beef was primarily due to starting up new business of organic fertilizer, bread grass cultivation since Q3 2010.

Cost of Goods Sold

Cost of goods sold decreased by $634,126 or 34.75% to $1,190,615 for the three months ended March 31, 2011 from $1,824,741 for the three months ended March 31, 2010. The increase was primarily due to the cost of goods of the dairy was not there.

The following chart illustrates the changes by category from the Three Months Ended March 31, 2011 to March 31, 2010.

Category	2011	2010	Difference
	Q1	Q1
Fishery	$619,931	$-	$619,931

Dairy	-	1,824,741	(1,824,741)

Plantation	-	-	-

Beef	570,684	-	570,684

Totals	$1,190,615	$1,824,741	$(634,126)

Cost of goods sold –Fishery. Cost of goods sold from fishery increased by $619,931 from $0 for the three months ended March 31, 2010 to $619,931 for the three months ended March 31, 2011. The increase in fishery was primarily due to no direct cost for consulting service for the three months ended March 31, 2011 in contrast agianst cost of development contract for fish farm of $619,931 for the three months ended March 31, 2011.

Cost of goods sold –Dairy. Cost of goods sold from dairy decreased by $1,824,741 from $1,824,741 for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011. The decrease in dairy was primarily due to dairy segment sold out in January 2011.

Cost of goods sold –Planation. Cost of goods sold from planation is $0 for the three months ended March 31, 2010 as compared with $0 for the three months ended March 31, 2011. There is no harvest in Q1 each year due to seasonal reason.

Cost of goods sold – Beef. Cost of goods sold from beef increased by $570,684 from $0 for the three months ended June 30, 2010 to $570,684. The increase in beef was primarily due to starting up new business of organic fertilizer, bread grass cultivation since Q3 2010.

Gross Profit

Consolidated gross profit decreased by $655,665 or 25.34%% to $1,930,916 for the three months ended March 31, 2011 from $2,586,581 for the three months ended March 31, 2010. The decrease was primarily due to the dairy’s gross profit was not there.

The following chart illustrates the changes by category from the Three Months Ended March 31, 2011 to March 31, 2010.

The gross profit by category is as follows:

Category	2011	2010	Difference
	Q1	Q1
Fishery	939,814	300,000	639,814

Dairy	-	2,286,581	(2,286,581)

Plantation	-	-

Beef	991,102	-	991,102

Total	1,930,916	2,586,581	655,665

Gross profit –Fishery. Gross profit from fishery increased by $639,814 from $300,000 for the three months ended March 31, 2010 to $939,814 for the three months ended March 31, 2011. The increase in fishery was primarily due to our increased the volume of contract service income from fishery development contract for the three months ended June 30, 2011 instead of consulting income for the three months ended June 30, 2010.

Gross profit –Dairy. Gross profit from dairy decreased by $2,286,581 from $2,286,581 for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011. The decrease in dairy was primarily due to dairy segment sold out in January 2011.

Gross profit –Plantation. Gross profit from plantation is $0 for the three months ended March 31, 2010 as compared with $0 for the three months ended March 31, 2011. There is no harvest in Q1 each year due to seasonal reason.

Gross profit – Beef. Gross profit from beef increased by $991,102 from $0 for the three months ended March 31, 2010 to $991,102 for the three months ended March 31, 2011. The increase in beef was primarily due to starting up new business of organic fertilizer, bread grass cultivation since Q3 2010.

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

Category	2011	2010	Difference

Office and corporate expenses	$256,994	$199,189	$57,805

Wages and Salaries	$247,906	$196,251	$51,655

Traveling and related lodging	$24,379	$2,598	$21,781

Motor vehicles expenses and local transportation	$6,545	$4,241	$2,304

Entertainments and meals	$22,929	$1,410	$21,519)

Others and miscellaneous	$41,906	$6,309	$35,597)

Depreciation and amortization	$89,487	$104,338	$(14, 851)

Sub-total	$690,146	$514,336	$175,810

Interest expenses	$3,172	$2,927	$245

Total	$693,318	$517,263	$176,055

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

c	The Parties hereto shall as soon as practicable execute the Fresh Agreement upon upon the the same terms and conditions as contained in the S & P Agreement except for the following :
c.1	SIAF shall sell and Mr. SUN shall purchase the entire equity of the said Company (hereinafter called “the Sale Shares”).
c.2	The purchase consideration for the Sale Shares shall be a sum of US$45 million (hereinafter called “the Purchase Consideration”), to reflect the actual value of ZhongXing as follows:

description	Audited financial		Financial used in original contract
	US$		US$
Total Assets		62,950,744,.15		45,193,143.92
Total Liabilities		5,853,647.74		4,699,252.69
Net Assets		57,097,096.41		40,493,891.22
Consideration of the S&P (Round Figure)		45,000,000.00		31,000,000.00
Exchange rate US$ =	RMB	6.5564	RMB	6.62

d	Mr. SUN shall pay/settle the Purchase Consideration as follows :-
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

5
On April 5th, 2011, the appilication to form a new Sino Foreign Joint Venture Company under the following equity structure of : (Qinghai SanJiang A Power Agriculture Co. Ltd. (51%), SIAF (24%) and DongGuan Shenghua Agricultural Products Trading Company (25%))and subjects to official approval the name of company will be called "Linli A Power Agriculture Company Ltd." It is estimated that the related approvals will be granted on or before September 30, 2011.

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