Form 10-Q
period 2011-09-30
Sino Agro Food, Inc.
filed 2011-11-17
CIK 1488419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of November 14, 2011, there were 66,234,262 shares of Common Stock issued and outstanding.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
SINO AGRO FOOD, INC. AND SUBSIDIARIES

SINO AGRO FOOD, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash and cash equivalents	1,522,509	3,890,026
Accounts receivable, net of allowance for doubtful accounts	24,664,876	12,803,771
Inventories	1,946,477	8,913,127
Cost and estimated earnings in excess of billings on uncompleted contracts	23,752	-
Deposits and prepaid expenses	10,832,236	14,229,711
Other receivables	34,823,320	3,967,680
Total current assets	73,813,170	43,804,315
Property and equipment
Property and equipment, net of accumulated depreciation	2,689,143	17,155,782
Construction in progress	2,855,502	2,231,475
Land use rights, net of accumulated amortization	55,272,274	16,829,410
Total property and equipment	60,816,919	36,216,667
Other assets
Goodwill	724,940	12,000,000
Proprietary technologies, net of accumulated amortization	7,039,452	7,287,883
Unconsolidated equity investees	1,256,555	-
Long term accounts receivable	6,571,639	8,459,044
License rights	1	1
Total other assets	15,592,587	27,746,928

Total assets	150,222,676	107,767,910

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	545,471	390,846
Billings on uncompleted contracts in excess of costs and estimated earnings	3,150,035	-
Due to a director	1,693,662	926,196
Dividends payable	206,356	210,262
Other payables	22,964,880	1,412,290
Total current liabilities	28,560,404	2,939,594

Other liabilities
Long term debt	-	3,776,435

Total liabilities	28,560,404	6,716,029
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.001 par value	-	-
(10,000,000 shares authorized, 0 share issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)
Series A preferred stock: $0.001 par value	-	-
(100 shares authorized, 100 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)
Series B convertible preferred stock: $0.001 par value)	7,000	7,000
(10,000,000 shares authorized, 7,000,000 shares issued and outstanding) as of September 30, 2011 and December 31, 2010, respectively)
Common stock: $0.001 par value	63,417	55,474
(100,000,000 shares authorized, 63,417,194 and 55,474,136 shares issued and oustanding as of September 30 2011 and December 31, 2010, respectively)
Additional paid - in capital	66,843,413	58,586,362
Retained earnings ($1,250,000 restricted for cost of treasury stock held)	45,419,786	25,019,971
Less: Treasury stock (Cost of 1,000,000 and 0 treasury shares held as of September 30, 2011 and December 31, 2010, respectively)	(1,250,000)	-
Accumulated other comprehensive income	3,101,294	3,804,116
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	114,184,910	87,472,923
Non - controlling interest	7,477,362	13,578,958
Total stockholders' equity	121,662,272	101,051,881
Total liabilities and stockholders' equity	150,222,676	107,767,910

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Continuing operations	$	$	$	$
Revenue	20,700,466	5,513,587	30,527,367	6,209,118

Cost of goods sold	10,995,486	1,684,035	15,067,749	1,684,035

Gross profit	9,704,980	3,829,552	15,459,618	4,525,083
General and administrative expenses	(1,705,177)	(197,759)	(2,939,417)	(1,640,927)
Net income (loss) from operations	7,999,803	3,631,793	12,520,201	2,884,156
Other income (expenses)

Other income	91,289	-	109,905	-

Gain (loss) of extinguishment of debts	49,265	73,950	631,691	(6,077,230)

Interest expense	(3,059)	(1,488)	(10,531)	(5,893)

Net income (expenses)	137,495	72,462	731,065	(6,083,123)

Net income before income taxes	8,137,298	3,704,255	13,251,266	(3,198,967)
	.		.
Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	8,137,298	3,704,255	13,251,266	(3,198,967)
Less: Net (income) loss attributable to the non - controlling interest	(1,863,825)	(875,162)	(3,055,402)	(853,986)
Net income (loss) from continuing operations attributable
to the Sino Agro Food, Inc. and subsidiaries	6,273,473	2,829,093	10,195,864	(4,052,953)
Discontinued operations
Gain on sale of discontinued operations	-	4,614,146	19,941,880	8,966,587
Less: Net income attributable to the non - controlling interest	-	(1,091,060)	(9,737,929)	(1,801,178)
Net income from discontinued operations
attributable to the Sino Agro Food, Inc. and subsidiaries	-	3,523,086	10,203,951	7,165,409
Net income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	6,273,473	6,352,179	20,399,815	3,112,456
Other comprehensive income (loss)
Foreign currency translation gain (loss)	477,072	858,949	3,329,282	1,568,799
Comprehensive income (loss)	6,750,545	7,211,128	23,729,097	4,681,255
Less: other comprehensive (income) loss attributable to
the non - controlling interest	(185,214)	(184,995)	(580,930)	(345,136)
Comprehensive income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	6,565,331	7,026,133	23,148,167	4,336,119
Dividend	-	567,800	-	567,800

Earnings (loss) per share attributable to Sino Agro Food, Inc.
and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	$0.11	$0.12	$0.34	$0.06
Diluted	$0.10	$0.11	$0.31	$0.05

Earnings (loss) per share attributable to Sino Agro Food, Inc.
and subsidiaries common stockholders:
From continuing operations
Basic	$0.11	$0.05	$0.17	$(0.07)
Diluted	$0.10	$0.05	$0.15	$(0.07)

Weighted average number of shares outstanding:
Basic	57,889,347	53,134,303	59,542,620	54,223,823
Diluted	64,889,347	60,134,303	66,542,620	56,685,361

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

	$	$

Cash flows from operating activities
Net income from continuing operations	13,251,266	5,767,620

Adjustments to reconcile net income (loss) from continuing operations to net cash from operations:
Depreciation	139,251	652,371
Amortization	692,835	267,905
(Gain) loss on extinguishment of debts	(631,691)	6,077,230
Common stock issued for services	1,069,529	497,059
Changes in operating assets and liabilities:
Increase in inventories	(529,144)	(567,575)
(]ncrease)decrease in deposits and prepaid expenses	(2,268,224)	820,446
Increase in due from directors	-	(1,194,917)
Increase in due to a director	1,018,321	964,866
Increase in accounts payable and accrued expenses	767,466	158,348
Increase (decrease) in other payables	18,643,702	3,531,354
(Increase) decrease in accounts receivable	(16,018,426)	(3,518,803)
Increase in cost and estimated earnings in excess of billings on uncompleted contracts	(23,752)	-
Increase in billings on uncompleted contracts in excess of costs and estimated earnings	3,150,035	-
Increase in other receivables	(14,951,249)	(7,461,012)
Net cash provided by operating activities	4,309,919	5,994,892
Cash flows from investing activities
Purchases of property and equipment	(233,320)	(266,951)
Proceeds of disposal of subsidiaries	557,700	-
Investment in unconsolidated equity investees	(1,256,555)	-
Payment for construction in progress	(624,026)	(1,539,796)
Net cash used in investing activities	(1,556,201)	(1,806,747)
Cash flows from financing activities
Dividends paid	(3,905)	-
Net cash used in financing activities	(3,905)	-
Net cash provided by continuing operations	2,749,813	4,188,145
Cash flows from discontinued operations
Net cash provided by operating activities	-	10,632,885
Net cash used in investing activities	(3,137,885)	(6,719,196)
Net cash used in financing activities	-	(3,299,096)
Net cash used in discontinued operations	(3,137,885)	614,593

Effects on exchange rate changes on cash	(1,979,445)	(4,629,157)
Decrease in cash and cash equivalents	(2,367,517)	173,581

Cash and cash equivalents, beginning of period	3,890,026	2,360,587
Cash and cash equivalents, end of period	1,522,509	2,534,168
Less: cash and cash equivalents at the end of the period - discontinued operation	-	(1,779,687)
Cash and cash equivalents at the end of the period - continuing operations	1,522,509	754,481

Supplementary disclosures of cash flow information:
Cash paid for interest	10,531	4,861
Cash paid for income taxes	-	-
Non - cash transactions
Series B convertible preferred stock issued	-	7,000
Common stock retired	-	(7,000)
Series A preferred stock issued	-	-
Common stock issued for settlement of debts	4,550,369	10,879,050
Common stock issued	820,000	-
Common stock acquired for cancellation	780,000	-
Settlement of land use rights payable in contra of disposal proceeds receivable	25,469,078
Disposal proceeds receivable from sale of subsidiaries, HYT and ZX	17,935,905	-
Acquisition of treasury stock	1,250,000	-

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

Sino Agro Food, Inc. (“the Company”) (formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc.) is an International Business Corporation incorporated on October 1, 1974 in the State of Nevada, United States of America.

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

On February 15, 2011, the Company entered the agreement to sell its 78% equity interest in ZX for $31,000,000. In accordance with memorandum of understanding dated March 28, 2011, the original agreement of the sales of ZX was cancelled, and replaced by the new agreement to sell its 100% equity interest in HYT group (including HYT group (including HYT and ZX) for $45,000,000 and the effective date of sale of subsidiaries is January 1, 2011.

The Company applied to form Enping City Bi Tao A Power Fishery Development Co. Limited (“EBAPFD”), Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD”), and Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own 25% equity interest. The approvals of the formation of EBAPFD, ECF by the relevant authorities of the PRC Government are pending.

The Company applied to form Hunan Shenghua A Power Agriculture Co., Limited (“HSA”) (previously known as Linli United A Power Agriculture Co., Limited (“LLA”)), of which the Company would directly own 24% and SJAP would own 51% equity interest.

The Company’s principal executive office is located at Room 3711, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC 510610.

The nature of the operations and principal activities of Sino Agro Food, Inc. and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a)	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31..2010: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2010: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2010: 100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (12.31.2010: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer

Pretty Mountain Holdings Limited ("PMH")	Hong Kong, PRC	0% (12.31.2010: 80%) directly	Dissolved on January 28, 2011

Macau Eiji Company Limited ("MEIJI")	Macau, PRC	100% (12.31.2010: 100%) directly	Investment holding, technology consulting service

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	PRC	75% (12.31.2010: 75%) directly	Hylocereus Undatus and Asparagus Plantation.

Hang Yu Tai Investment Limited ("HYT")	Macau, PRC	0% (12.31.2010: 100%) directly	Disposed on February 15, 2011 (2010: Investment holding)

ZhongXingNongMu Co. Ltd ("ZX")	PRC	0% (12.31.2010: 78%) indirectly	Disposed on February 15, 2011 (2010: Dairy production and manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pasture)

A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (12.31.2010: 100%) directly	Investment holding

Hunan Shenghua A Power Agriculture Co., Limited ("HSA") (previously known as Linli United A Power Agriculture Co., Limited ("LLA") )	PRC	24% directly and 51% indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2010: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Enping City Bi Tao A Power Prawn Culture Development Co., Limited ("EBAPCD") (pending approval)	PRC	25% indirectly	Prawn cultivation

Enping City Bi Tao A Power Fishery Development Co., Limited ("EBAPFD") (pending approval)	PRC	25% indirectly	Fish cultivation

Enping City A Power Cattle Farm Co., Limited ("ECF") (pending approval)	PRC	25% indirectly	Beef cattle cultivation

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, HJST, ZX, PMH, HYT, HSA and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. HYT and ZX were derecognized as subsidiaries since 1 January 2011 and PMH was dissolved on January 28, 2011.

SIAF, CA, CS, CH, TRW, MEIJI, JHST, APWAM, HSA and SJAP are hereafter referred to as (“the Company”).

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

 2.7 USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods covered thereby. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realized deferred tax assets and inventory reserves.

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

 For fixed-price contracts, the Company uses the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company accounts for maintenance and repair services under the guidance of ASC 605 as the services provided relate to construction work. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, and estimated profitability arising from contract penalty, change orders and final contract settlements may result in revisions to the estimated profitability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized as contract costs in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified.

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

Cost of goods sold consists primarily of direct and indirect cost of cultivation of planation, and cost of development contracts.

2.10 SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $0 for the nine months ended September 30, 2011 and 2010, respectively.

2.11 ADVERTISING

Advertising costs are included in general and administrative expenses which totaled $0 for the nine months ended September 30, 2011 and 2010, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,101,294 as of September 30, 2011 and $3,804,116 as of December 31, 2010. The balance sheet amounts with the exception of equity as of September 30, 2011 and December 31, 2010 were translated at RMB6.35 to $1.00 and RMB6.62 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2011 and September 30, 2010 were RMB6.41 to $1.00 and RMB6.75 to $1.00, respectively.

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

The standard credit period of the Company’s most of client is three months. The collection period over 1 year is classified as long term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of September 30, 2011 and December 31, 2010 are $0.

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

2.16 PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the property and equipment as a replacement only if it is eligible for capitalization. The assets’ useful lives and depreciation methods are reviewed, and adjusted if appropriate, at each financial year-end.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.22 TREASURY STOCK

 Treasury stock consists of a Company’s own stock which has been issued, are subsequently reacquired by the Company. Treasury stock does not reduce the number of shares issued but does reduce the number of shares oustanding.. These shares are not eligible to receive cash dividends. Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

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

The cost method of accounting for treasury stock shares has been adopted by the Company. The purchase of treasury stock is treated as a temporary reduction in shareholders’ equity in view of the expectation to reissue the shares instead of retiring them. When the Company reissues the treasury shares, the temporary account is eliminated. The cost of treasury stock shares reacquired is charged to a contra account, in this case a contra equity account that reduces the stockholder equity balance.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.25    CONCENTRATION OF CREDIT RISK

Cash includes cash at bank and demand deposits in accounts maintained with banks within the People’s Republic of China. Total cash in these banks on September 30, 2011 and December 31, 2010 amounted to $1,329,540 and $3,525,224, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the People’s Republic of China. The Company performs ongoing credit evaluations of customers and have not experienced any material losses to date.

The Company had 5 major customers whose revenues individually represented the following percentages of the Company’s total revenue:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Customer A	27.29%	-	33.57%	-
Customer B	14.91%	-	10.78%	-
Customer C	11.01%	-	7.63%	-
Customer D	9.85%	-	8.33%	-
Customer E	7.50%	-	-	-
Customer F	6.29%	-	8.34%	-
Customer G	-	20.06%	-	12.34%
Customer H	-	13.64%	-	24.74%
Customer I	-	12.39%	-	20.02%
Customer J	-	10.16%		13.17%
Customer K	-	8.86%		5.46%
	76.85%	65.11%	68.65%	75.73%

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.25    CONCENTRATION OF CREDIT RISK(CONTINUED)

The company had 5 major customers whose accounts receivable balances individually represented the Company’s total accounts receivable as follows:

	September 30, 2011	December 31, 2010

Customer A	16.18%	-
Customer B	13.63%	-
Customer C	11.25%	28.37%
Customer D	9.79%	16.85%
Customer E	7.56%	-
Customer F	-	14.00%
Customer G	-	12.55%
Customer H	-	7.49%
	58.41%	79.26%

2.26    IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

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

For the three months ended September  30, 2011 and 2010, basic earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.11 and $0.05, respectively. For the nine months ended September  30, 2011 and 2010, basic earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.17 and $(0.07), respectively.

For the three months ended September  30, 2011 and 2010, diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.10 and $0.05, respectively. For the nine months ended September 30, 2011 and 2010, diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.15 and $(0.07), respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.27 EARNINGS PER SHARE(CONTINUED)

For the three months ended September 30, 2011 and 2010, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.11 and $0.12, respectively. For the nine months ended September 30, 2011 and 2010, basic earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.34 and $0.06, respectively.

For the three months ended September 30, 2011 and 2010, diluted earnings (loss) per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.10 and $0.11, respectively. For the nine months ended September 30, 2011 and 2010, diluted earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.31 and $0.05, respectively.

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

2.31 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.31 FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2011 or December 31, 2010, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held as of the reporting date for the fiscal period ended September 30, 2011 or September 30, 2010.

2.32 NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a significant impact on its consolidated financial statements.

 In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 and does not expect the adoption of ASU 2011-04 will have significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011. The Company is evaluating the impact adoption of ASU 2011-05 and does not expect the adoption of ASU 2011-05 will have significant impact on its consolidated financial statements.

3. SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in financial statements. The Company operates in four principal reportable segments: Fishery Development Division, the HU Plantation Division, Cattle Farm Development and Organic Fertilizer, and Bread Grass Division and discontinued Dairy Production Division since January 1, 2011.

	For the three months ended September 30, 2011
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total
	$	$	$	$	$	$	$

Revenue	10,789,890	3,240,399	4,592,078	2,078,099	-	-	20,700,466

Net income (loss)	3,724,359	1,764,726	1,015,818	1,091,074	(1,322,504)	-	6,273,473

Total assets	29,093,904	26,039,074	13,086,816	6,780,853	75,222,029	-	150,222,676

	For the three months ended September 30, 2010
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total
	$	$	$	$	$	$	$

Revenue	1,320,223	3,509,397	683,967	-	-	9,669,581	15,183,168

Net income (loss)	845,161	1,849,860	211,535	-	(77,462)	3,599,034	6,428,128

Total assets	15,811,315	15,687,210	3,356,686.00	-	18,244,608	44,653,524	97,753,343

3. SEGMENT INFORMATION (CONTINUED)

	For the nine months ended September 30, 2011
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total
	$	$	$	$	$	$	$

Revenue	14,905,109	4,462,640	8,126,943	3,032,675	-	-	30,527,367

Net income (loss)	6,190,049	2,318,151	1,839,163	1,364,432	(4,455,348)	10,203,951	17,460,398

Total assets	29,093,904	26,039,074	13,086,816	6,780,853	43,453,049	-	118,453,696

	For the nine months ended September 30, 2010
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total
	$	$	$	$	$	$	$

Revenue	2,015,753	3,509,397	683,968	-	-	18,356,639	24,565,757

Net income (loss)	1,513,335	1,542,488	211,535	-	(7,325,148)	6,989,091	2,931,301

Total assets	15,811,315	15,687,210	3,356,686	-	18,244,748	44,653,524	97,753,483

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

No EIT has been provided in the financial statements of CA, ZX, JHST, HSA and SJAP since they are exempted from EIT for the nine months ended September 30, 2011 and 2010 as they are within the agriculture, dairy and fishery sectors and ZX had been disrecognized as a subsidiary since January 1, 2011.

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

No Belize and Malaysia corporation tax have been provided in the financial statements of CA for the nine months ended September 30, 2011 and 2010.

Hong Kong

No Hong Kong profits tax has been provided in the financial statements of PMH and TRW, since they did not earn any assessable profits for the for the nine months ended September 30, 2011 and 2010 and PHM was dissolved on January 28, 2011.

Macau

No Macau Corporation tax has been provided in the financial statements of HYT, APWAM and MEIJI since they did not earn any assessable profits for the nine months ended September 30, 2011 and 2010 and HYT had been disrecognized as a subsidiary since January 1, 2011.

5. NET INCOME FROM DISCONTINUED OPERATIONS

On February 15, 2011 and on March 29, 2011, the Company entered the agreement and memorandum of understanding, respectively to sell 100% equity interest in HYT group (including HYT and ZX) to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000 with the effective date of the sale of subsidiaries being January 1, 2011. HYT group contributed revenue and net income from the Dairy Production Division. Prior to sale of HYT group, the Dairy Production Division represented a separate business segment. The disposal group has been treated as discontinued operations in the financial statements of the Company. The post-tax result of the Dairy Production Division has been disclosed as a discontinued operations in the consolidated statements of income and comprehensive income.

		Nine months ended	Nine months ended
	Note	September 30, 2011	September 30, 2010
		(Unaudited)	(Unaudited)
		$	$
Revenue		-	18,356,639

Cost of goods sold		-	8,375,683

Gross profit		-	9,980,956

General and administrative expenses		-	(728,829)
Net income from operations		-	9,252,127

Interest expense		-	(285,540)
Net income before income taxes		-	8,966,587

Gain from sale of discontinued operations	(a)	10,203,951	-
Net income before income taxes		10,203,951	8,966,587
Provision for income taxes		-	-
Net income from discontinued operations		10,203,951	8,966,587
Less: Net income attributable to the non - controlling interest		-	(1,801,178)
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		10,203,951	7,165,409

5. NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(a)	Net gain on sale of subsidiaries, HYT and ZX
				Nine months ended
		Note		September 30, 2011

			$	$
	Consideration received and receivable	(b)		45,000,000
	Net assets of HYT and ZX group as of December 31, 2010 disposed of	(c)	47,985,152
	Less: Non controlling interest of ZX as of December 31, 2010		(9,737,929)
				38,247,223
				6,752,777
	Cumulative exchange gain in respect of net assets of subsidiares reclassified from other comprehensive income to net gain on sale of subsidiaries			3,451,174
	Net gain on sale of subsidiaries, HYT and ZX			10,203,951

Sale proceeds of HYT and ZX were not subject to business tax of PRC and income tax of PRC and Macau.

(b)	Consideration received
		Nine months ended
		September 30, 2011
		$
	Consideration received in cash and cash equivalents	10,526,095
	Disposal proceeds receivable from sale of subsidiaries	34,473,905
	Total consideration proceeds	45,000,000

6. NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(c)	Analysis of consolidated assets and liabilities of subsidiaries, HYT and ZX as of December 31, 2010
		December 31, 2010
		$
	ASSETS
	Current assets
	Cash and cash equivalents	3,137,885
	Inventories	7,495,794
	Deposits and prepaid expenses	8,874,285
	Accounts receivable, net of allowance for doubtful accounts	6,044,666
	Other receivables	2,069,514
	Total current assets	27,622,144
	Property and equipment

	Property and equipment, net of accumulated depreciation	14,612,953
	Goodwill	11,275,060
	Land use rights, net of accumulated amortization	9,441,158
	Total property and equipment	35,329,171

	Total assets	62,951,315

	Less: LIABILITIES

	Current liabilities
	Accounts payable and accrued expenses	22,409
	Other payables	11,167,319
	Total current liabilities	11,189,728

	Other liabilities
	Long term debt	3,776,435

	Total liabilities	14,966,163
	Net assets of subsidiaries, HYT and ZX as of December 31, 2010 disposed of	47,985,152

6. NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(d)	Net cash outflow on sale of subsidiaries, HYT and ZX
		Nine months ended
		September 30, 2011
		$

	Less: cash and cash equivalents balance disposed of	(3,137,885)
	Net cash outflow on sale of subsidiaries, HYT and ZX	(3,137,885)

(e)	Detailed cash flow from discontinued operations
			Nine months ended	Nine months ended
		Note	September 30, 2011	September 30, 2010
			(Unaudited)	(Unaudited)
			$	$

	Cash flows from operating activities
	Net income for the period		10,203,951	8,966,587

	Adjustments to reconcile net income to net cash from operations:
	Depreciation		-	449,919
	Amortization		-	390,662
	Net gain of sale of subsidiaries, HYT and ZX		(10,203,951)	-
	Changes in operating assets and liabilities:
	Increase in inventories		-	(2,023,799)
	Increase in deposits and prepaid expenses		-	(2,571,852)
	Increase in other payables		-	123,320
	Decrease in accounts payable			(549,014)
	Decrease in accounts receivable		-	4,826,739
	Decrease in other receivables		-	1,434,678
	Net cash provided by operating activities		-	11,047,240
	Cash flows from investing activities
	Net cash outflow on sale of subsidiaries, HYT and ZX	6(d)	(3,137,885)	-
	Acquisition of property and equipment			(3,291,605)
	Payment for acquisition of land use rights		-	(1,157,278)
	Payment for construction in progress		-	(244,806)
	Net cash used in investing activities		(3,137,885)	(4,693,689)
	Cash flows from financing activities
	Repayment of long term debts		-	(3,154,338)
	Net cash used in financing activities		-	(3,154,338)

	Effects on exchange rate changes on cash		-	477,379
	Decrease in cash and cash equivalents		(3,137,885)	3,676,592

	Cash and cash equivalents, beginning of period		3,137,885	2,037,949

	Cash and cash equivalents, end of period		-	5,714,541

	Supplementary disclosures of cash flow information:
	Cash paid for interest		-	235,826
	Cash paid for income taxes		-	-
	Non - cash transactions
	Disposal proceeds receivable of sale of subsidiaries, HYT and ZX		17,973,905	-

7. CASH AND CASH EQUIVALENTS

	September 30, 2011	December 31, 2010
	$	$

Cash and bank balances	1,522,509	3,890,026

8. INVENTORIES

 As of September 30, 2011, inventories are as follows:

	September 30, 2011	December 31, 2010
	$	$

Bread grass	47,525	54,096
Beef cattle	298,279	3,338,237
Organic fertilizer	239,932	56,593
Raw materials for bread grass and organic fertilizer	404,336	141,839
Raw materials for HU plantation	-	64,353
Immature seeds	835,035	801,596
Harvested HU plantation	43,084	199,234
Unharvested HU plantation	78,286	29,079
Forage for milk cows and consumable	-	4,228,100
	1,946,477	8,913,127

9. DEPOSITS AND PREPAID EXPENSES

	September 30, 2011	December 31, 2010
	$	$

Deposits for:-
- acquisition of land use rights	4,453,665	4,453,665
- inventory purchases	3,169,985	648,303
- lease agreements	-	2,129
- materials used for construction in progress	-	251,329
Prepaids for employee compensaion and professional fees	3,208,586	-
Prepaids for purchases of milk cows, dairy farm and containers	-	8,874,285
	10,832,236	14,229,711

10.	ACCOUNTS RECEIVABLE

The company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the company. As such, all trade receivables are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2011 and December 31, 2010. Bad debts written off for the period ended September 30, 2011 and year ended December 31, 2010 are $0.

Aging analysis of accounts receivable is as follows:

	September 30, 2011	December 31, 2010
	$	$

0 - 30 days	16,641,415	5,083,928
31 - 90 days	3,538,846	175,843
91 - 120 days	4,149,610	1,093,642
over 120 days and less than 1 year	335,005	6,450,358
over 1 year	6,571,639	8,459,044
	31,236,515	21,262,815
Less: amounts reclassified as long term accounts receivable	(6,571,639)	(8,459,044)
	24,664,876	12,803,771

11. OTHER RECEIVABLES

	September 30, 2011	December 31, 2010
	$	$

Due from employees	3,450,242	374,622
Disposal proceeds receivable from sale of subsidiaries	17,973,905	-
Due from third parties	2,008,562	2,636,966
Due from HYT	10,434,519	-
Temporary payments for potential investment	956,092	956,092
	34,823,320	3,967,680

 Due from employees and third parties are unsecured, interest free and without fixed terms of repayment. Due from employees are the amounts advanced for handling business transactions on behalf of the Company, and are reconciled once the business transactions have been completed. Due from HYT is an amount owned which is unsecured, interest free and will be repayable within one year.

Disposal proceeds receivable from sale of subsidiaries is due from Mr. Xi Ming Sun, a director of ZhongXingNong Nu Co., Ltd, with $27,026,095 being collected during the nine months ended September 30, 2011 leaving an outstanding balance of $17,973,905 as of September 30, 2011.

12. PROPERTY AND EQUIPMENT

	September 30, 2011	December 31, 2010
	$	$

Milk cows	-	7,659,263
Plant and machinery	1,855,068	11,604,975
Structure and leasehold improvements	27,211	110,801
Mature seeds	503,663	498,824
Furniture and equipment	754,159	263,981
Motor vehicles	106,298	47,568
	3,246,399	20,185,412

Less: Accumulated depreciation	(557,256)	(3,029,630)
Net booking value	2,689,143	17,155,782

Depreciation expense was $53,485 and $281,523 for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense was $139,241 and $1,268,409 for the nine months ended September 30, 2011 and 2010, respectively.

13.	CONSTRUCTION IN PROGRESS

	September 30, 2011	December 31, 2010
	$	$

Construction in progress
- Oven room for production of dried flowers	819,852	479,559
- Organic fertilizer and bread grass production plant	2,009,214	1,751,916
- Shenghua Yili office buildings	26,436	-
	2,855,502	2,231,475

14.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC.  Instead, the Company has leased several lots of land. The cost of the first lot of land use rights acquired in 2007 was $6,194,505 which consisted of 1,985.06 acres in the Hebei Province and the leases expire in 2036, 2051, 2067 and 2077. The costs of the second lot of land use rights acquired in 2007 in the Guangdong Province, PRC was $6,408,289 and consists of 174.94 acres and the lease expires in 2067. The cost of the third lot of land use rights acquired in 2008 in the Guangdong Province, PRC was $764,128 which consists of 33.68 acres and the lease expires in 2068. The cost of the fourth lot of land use rights acquired in 2010 in the Hebei  Province, PRC was $3,223,411 which consisted of 825.00 acres and the lease expires in 2066. The first lot of land use rights with the original cost of $6,194,505 and the fourth lot of land use rights with the original cost of $3,223,411 were disposed upon sale of a subsidiary of ZX. The cost of the fifth and sixth lot of land use rights acquired in 2011 were for $7,042,831 and $4,848,146, respectively  which consisted of 92.78 acres  in the Guangdong Province, PRC and both leases  expire in 2037. The cost of the seventh lot of land use rights acquired in 2011 was $35,405,750 which consisted of 279.50 acres in the Hunan Province, PRC and the leases expire in 2061.

14.	LAND USE RIGHTS (CONTINUED)

Land use rights are amortized on the straight line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years.
	September 30, 2011	December 31, 2010
	$	$

Cost	56,096,195	18,776,139
Less: Accumulated amortization	(823,921)	(1,946,729)
Net book value	55,272,274	16,829,410

Amortization of land use rights was $306,405 and $1,108,360 for the three months ended September 30, 2011 and 2010, respectively. Amortization of land use rights was $435,049 and $1,781,496 for the nine months ended September 30, 2011 and 2010, respectively.

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

	September 30, 2011	December 31, 2010
	$	$

Goodwill	724,940	38,444,099
Less: Accumulated impairment losses	-	(26,444,099)
Net carrying amount	724,940	12,000,000

16. PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a China patent, for the manufacturing of livestock feed and bio-organic fertilizer and its related labels for $8,000,000.

	September 30, 2011	December 31, 2010
	$	$

Proprietary technologies	8,000,000	8,000,000
Less: Accumulated amortisation	(960,548)	(712,117)
Net carrying amount	7,039,452	7,287,883

Amortization of proprietary technologies was $79,692 and $79,794 for the three months ended September 30, 2011 and 2010, respectively. Amortization of proprietary technologies was $257,786 and $239,383 for the nine months ended September 30, 2011 and 2010, respectively. No impairment of proprietary technologies has been identified by management.

17. UNCONSOLIDATED EQUITY INVESTEE

On February 11, 2011. CA applied to form a corporate joint venture, Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBTPCD”), incorporated in the People’s Republic of China. CA has the right to take up up to 75% equity interest in EBTPCD. EBTPCD has not commenced its business of cultivation of prawn.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPCD”), incorporated in the People’s Republic of China. TRW had 25% equity interest in EBAPCD. As of September 30, 2011, the Company invested $1,256,555 in EBAPCD and it has commenced its business of cultivation of fish.

On April 15th, 2011, MEIJI applied to form a corporate joint venture, Enping City A Power Cattle Farm Co., Limited (“ECF”), incorporated in the People’s Republic of China. MEIJI had 25% equity interest in ECF. As of September 30, 2011, the Company has not invested an amount in ECF and ECF had not commenced its operations.

18. VARIABLE INTEREST ENTITY

On Septembter 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino - Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the People’s Republic of China. As of December 31, 2010, the Company has invested $1,168,829 into this joint venture. SJAP has not commenced its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures. On December 31, 2010, the Company evaluated VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and SJAP qualifies as a VIE of the Company. As result, the company had consolidated SJAP as a VIE of the Company, and the investment of $2,251,359 was eliminated in the consolidated financial statements.

Continuous assessment of its VIE relationship with SJAP

The Company may have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity (“VIE”). The Company evaluates entities deemed to be VIEs using a risk and rewards model to determine whether to consolidate. A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

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

On September 30, 2011, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP ’s expected losses or residual returns and SJAP qualifies as a VIE of the Company.

18. VARIABLE INTEREST ENTITY (CONTINUED)

The reasons for the consolidation of SJAP as a VIE are as follows:

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

Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with a condition that the Company was required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008 and this performance payment of 500 units of APM would be allowed to be deduct from any future sales of the APM units (i.e. this performance payment was contrasted later on with the sales of the 500 APM units sold to Client 1, as such CA did not need to pay to Infinity for the sales of its first 500 APM units). This license allows the Company to develop service, manage and supply A Power Technology Farms in the PRC using the A Power Technology, but subject to a condition that the Company is required to pay a license fee to Infinity once the Company has sold the license to its customer. Under the said license, the Company has the right to authorize developers and/or joint venture partners to develop A Power Technology Farms in the PRC. Infinity is a company incorporated in Australia.

20.	OTHER PAYABLES

	September 30, 2011	December 31, 2010
	$	$

Due to third parties	1,454,444	1,077,738
Due to related parties	1,409	223,884
Due to employees and others	176,123	110,668
Land use rights payable	21,332,904	-
	22,964,880	1,412,290

Due to third parties, related parties, employees and others are unsecured, interest free and have no fixed terms of repayment.

20.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS/ BILLINGS ON UNCOMPLETED CONTRACTS IN EXCESS OF COSTS AND ESTIMATED EARNINGS

(i)	The net liabilities/(assets) position for contracts in progress consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	$	$

Billings	16,183,547	-
Less: Costs	(5,985,038)	-
Estimated earnings	(7,072,226)	-
Billings in excess of costs and estimated earnings on uncompleted contracts	3,126,283	-

(ii)

	September 30, 2011	December 31, 2010
	$	$

Billings	13,175,849	-
Less: Costs	(4,438,937)	-
Estimated earnings	(5,586,877)	-
Billings in excess of costs and estimated earnings on uncompleted contracts	3,150,035	-

(iii)

	September 30, 2011	December 31, 2010
	$	$

Costs	1,546,101	-
Estimated earnings	1,485,349	-
Less: Billings	(3,007,698)	-
Costs and estimated earnings in excess of billings on uncompleted contracts	23,752	-

21.	SHAREHOLDERS’ EQUITY

On March 23, 2010, the Company authorized 100 shares of Series A preferred stock at $0.001 par value. As of the same date, 100 shares of Series A preferred stock were issued at $1 per share for cash in the amount of $100.

On various dates through January 1, 2010 to September 30, 2010,(i) 11,932,000 shares of common stock were issued for $10,879,130 at stated value in settlement of debts due to third parties; (ii)2,190,002 shares of common stock were voided for $nil.

21.	SHAREHOLDERS’ EQUITY (CONTINUED)

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

During the nine months ended September 30, 2011,(i) the Company reacquired 1,000,000 shares of treasury stock for $1,250,0000 at price $1.25 per share; (ii) the Company issued 3,382,329 shares of common stock for $4,550,369 at values ranging from $0.82 to $1.50 per share to settle debts due to third parties; (iii) the Company purchased 1,000,000 shares for $780,000 at price $0.78 for cancellation; (iv) the Company issued employees a total of 2,760,729 shares of common stock valued at fair value of range from $0.895 per share to $1.01per share; (v) the Company issued 1,800,000 shares of common stock to certain companies for consulting services for the benefit of the Company at $0.895 per share; and (v) the Company issued 1,000,000 shares for $820,000 at $0.82 to third parties to raise share capital.

22.	BANK BORROWINGS

There are no provisions in the group’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

Name of bank	Interest rate	Term	Security	Amount
				September 30, 2011	December 31, 2010
				$	$

Agricultural Development Bank of China	6.75%	4/29/2007-4/28/2012	Corporate guarantee by third party	-	3,776,435

23.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices, currently with a monthly rent of $479 in Enping City, Guangdong Province, PRC, and the lease expires on March 31, 2014 and (ii)2,300 square feet of office space in Guangzhou City, Guangdong Province, PRC, currently with a monthly rent of $4,238 and the lease expires on October 15, 2012.

Lease expense was $28,182 and $28,182 for the three months ended September 30, 2011 and 2010, respectively. Lease expense was $84,546 and $84,546 for the nine months ended September 30, 2011 and 2010, respectively.

The future minimum lease payments as of September 30, 2011, are as follows:

September 30, 2011
$

Year ended December 31,2011	14,091
Year ended December 31,2012	56,364
Year ended December 31,2013	5,160
Year ended December 31,2014	5,160
Thereafter	-
80,775

24.	STOCK BASED COMPENSATION

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

On July 1, 2011 and July 11, 2011, the Company issued employees a total of 2,760,729 shares of common stock valued from $0.895 per share to $1.00 per share.

On July 11, 2011, the Company issued 1,800,000 shares of common stock to certain company for consulting services for the benefit of the Company at the fair value of $0.895 per share.

 The Company calculated stock based compensation of $4,278,114 and recognized $1,069,528 for the three months ended and nine months ended September 30, 2011. As of September 30, 2011, the deferred compensation balance was $3,208,586, and the deferred compensation balance of $3,208,586 is being amortized over 9 months beginning October 1, 2011.

25.	CONTINGENCIES

As of September 30, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and comprehensive income or cash flows.

26.	GAIN (LOSS) ON EXTINGUISHMENT OF DEBTS

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. The Company has reported $49,265 and $0 as gain on the extinguishment of debts for the three months ended September 30, 2011 and 2010, respectively. The Company has reported an gain on the extinguishment of debts in the amount of $631,691 and a loss on the extinguishment of debts in the amount of $6,151,180 for the nine months ended September 30, 2010.

27.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the year, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman
Included in due to a director, due to Mr. Solomon Yip Kun Lee is $1,693,662 and $926,196 as of September 30, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd	During the nine months ended September 30, 2011, the Company sold its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000.

Included in other receivables, due from Mr. Xi Ming Sun is $17,973,905 and $0 as of September 30, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has fixed term of repayment.

Included in other payables, due to Mr. Xi Ming Sun is $0 and $213,223 as of September 30, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Yi Lin Zhao, director of Qinghai Sanjiang A Power Agriculture Co., Ltd
Included in other payables, due to Mr. Yi Lin Zhao is $0 and $19,661 as of September 30, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Xiang Jun Fang , director of Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd, subsidiary of the Company
Included in other payables, due to Mr. Xiang Jun Fang is $1,409 and $0 as of September 30, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Rui Xiong He , director of Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd, subsidiary of the Company	During the nine months ended September 30, 2011, Mr. Rui Xiong He sold his land use rights to the Company for $7,042,831.

Enping Bi Tao A Power Prawn Culture Development Co., Ltd (under application), equity investee
During the nine months ended September 30, 2011, the Company entered into a prawn farm contract with Enping Bi Tao A Power Prawn Culture Development Co., Ltd (under application) with billings amount of $8,6650,980 and recognized income of $3,179,113 .

Billings in excess of costs and estimated earnings on uncompleted contract, due to Enping Bi Tao A Power Prawn Culture Development Co. Ltd (under application) is $1,934,704 and $0 as of September 30, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Enping City Bi Tao A Power Fishery Development Co., Limited (under application), equity investee
During the nine months ended September 30, 2011, the Company entered into a fishery farm contract with Enping Bi Tao A Power Fishery Development Co., Ltd (under application) with billings amount of $4,509,869 and recognized income of $2,407,764.

Billings in excess of costs and estimated earnings on uncompleted contract, due to Enping Bi Tao A Power Fishery Development Co., Ltd (under application) is $1,215,331 and $0 as of September 30, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

27.	RELATED PARTY TRANSACTIONS (CONTINUED)

Enping City A Power Cattle Farm Co., Limited, equity investee
During the nine months ended September 30, 2011, the Company entered into a cattle farm contract with Enping Bi Tao A Power Cattle Farm Co., Ltd (under application) with billings amount of $3,007,699 and recognized income of $1,485,349.

Costs and estimated earnings in excess of billings on uncompleted contract, due to Enping Bi Tao A Power Cattle Farm Co., Ltd (under application) is $23,752 and $0 as of September 30, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

28.	SUBSEQUENT EVENTS

On October 26, 2011, the Company announced a dividend at $0.01 for every issued and outstanding share, payable to the shareholders of record of October 31, 2011 with an expected payment date of November 15, 2011.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Report.

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

Overview

We are an integrated developer, producer and distributor of organic produce and agriculture/aquaculture products of high quality standards, with our subsidiaries operating in China.

Currently we are generating revenues from five (5) divisional businesses, among which a total of nine (9) profits centers are operating:

The Plantation Division: Enping site

A combination of businesses, both of Macau Eiji Company Limited (Macau EIJI) and Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (HST) operate the business of growing and processing of HU Flowers.

Profit Center (1): Sales of fresh and processed HU Flowers.

The Fishery Division: Enping site

A combination of businesses, both of Capital Award Inc. (CA) and Enping City Bai Tao A Power Fishery Development Co. Ltd., operate the first APM Fish Farm with 600 Mu open Dam Fish Farm.

Profit Center (2): CA’s Consulting and On-site Services, and selling of fish in its capacity as Marketing and Sales agent.

Profit Center (3): Triway’s 25% equity interest in the Enping City Bai Tao A Power Fishery Development Co. Ltd which operates the business of the First APM Fish Farm.

Profit Center (4): CA’s selling of fish from the 600 Mu open-dam Fish Farm.

The 1stBeef Division: Xining site

Business operation - manufacturing of organic fertilizer, live-stock feed and rearing of Cattle by Qinghai Sanjiang A Power Agriculture Co. Ltd. (SJAP);

Profit Center (5): Selling of organic fertilizer

Profit Center (6): Selling of live-stock feed

Profit Center (7): Selling of cattle

Profit Center (8): Restaurant & Catering services (effective 15th November 2011)

The 2nd Beef Division: HunanLinli site

The combination of SJAP, Macau EIJI and a group of Chinese businessmen formed the new SJVC namely Hunan Shenghua A Power Agriculture Co. Ltd. (HSA).

Profit Center (9): Selling of Fertilizer (effective in November 2011).

The 3rd Beef Division: Enping site

The combination of Macau EIJI and another group of Chinese businessmen operates the first demonstration cattle farm at Enping that will be named Enping City A Power Cattle Farm Co. Ltd. pending on approval by the Authority.

Profit Center (9): Macau EIJI’s “Consulting and On-site services”.

Consolidated Results of Operations

Three Months ended September 30th, 2011 Compared to Three Months ended September30th, 2010

Revenue:

Revenue including continued and discontinued operations increased by $5,517,298 or 36.34% to $20,700,466 for the three months ended September 30, 2011 from $15,183,168 for the three months ended September 30, 2010. The increase was primarily due to the increase of revenue generated from the fishery, cattle farm, beef and the maturity of other sectors’ businesses improving their revenues even though the Company discontinued the dairy segment effective January 2011. The Company earned revenue $0 for the three months ended September 30, 2011 from the discontinued segment – dairy as compared with revenue of $9,669,581 for the three months ended September 30, 2010 from the discontinued segment - dairy.

The following chart illustrates the changes by category from the three months ended September 30, 2011 to September 30, 2010.

Revenue
	2011	2010
Category	Q3	Q3	Difference
	$	$	$
Fishery	10,789,890	1,320,223	9,469,667

Dairy	-	9,669,581	(9,669,581)

Plantation	3,240,399	3,509,397	(268,998)

Cattle farm	2,078,099	-	2,078,099

Beef	4,592,078	683,967	3,908,111

Totals	20,700,466	15,183,168	5,517,298

Revenue – Fishery: Revenue from fishery increased by $9,469,667 or 717.27% from $1,320,223 for the three months ended September 30, 2010 to $10,789,890 for the three months ended September 30, 2011. The increase in fishery was primarily due to our increased contract service income from fishery and prawn development contract and sale of fish and prawn for the three months ended September 30, 2011 instead of consulting income and sale of fingerlings for the three months ended September 30, 2010.

Revenue – Dairy: Revenue from dairy decreased by $9,669,581 from $9,669,581 for the three months ended September 30, 2010 to $0 for the three months ended 30 September 30, 2011. The decrease in dairy was primarily due to the sale of the dairy segment in January of 2011.

Revenue – Plantation: Revenue from our plantation slightly decreased by $268,998 from $3,509,397 for the three months ended September 30, 2010 to $3,240,399 for the three months ended September 30, 2011. The slight decrease in plantation revenue was primarily due to a decrease in the harvest in the third quarter of 2011.

Revenue – Cattle farm: Revenue from cattle farm development increased by $2,078,099 from $0 for the three months ended September 30, 2010 to $2,078,099. The increase in cattle farm was primarily due to the commencement of our contract services in the cattle farm industry for the three months ended September 30, 2011.

Revenue - Beef: Revenue from beef increased by $3,908,111 from $683,967 for the three months ended September 30, 2010 to $4,592,078 for the three months ended September 30, 2011.

Cost of Goods Sold

Cost of goods sold included in continued and discontinued operations increased by $4,812,778 or 77.84% to $10,995,486 for the three months ended September 30, 2011 from $6,182,708 for the three months ended September 30, 2010. The increase was primarily due to the Company increasing its scale of operation from continued operations - fishery, plantation, cattle farm and beef for three months ended September 30, 2011as compared for the three months ended September 30, 2010. During the three months ended September 30, 2010 the cost of sales related to our discontinued operations – dairy segment amounted to $ 4,498,673 as compared to $0 for the quarter ended September 30, 2011.

The following chart illustrates the changes by category from the three months ended September 30, 2011 to September 30, 2010.

Cost of Goods Sold

	2011	2010
Category	Q3	Q3	Difference
	$	$	$
Fishery	7,000,004	472,112	6,527,892

Dairy	-	4,498,673	(4,498,673)

Plantation	858,473	999,954	(141,481)

Cattle farm	926,423	-	926,423

Beef	2,210,586	211,969	1,998,617

Totals	10,995,486	6,182,708	4,812,778

Cost of goods sold - Fishery. Cost of goods sold from fishery increased by $6,527,892 from $472,112 for the three months ended September 30, 2010 to $7,000,004 for the three months ended September 30, 2011. The increase in fishery was primarily due to an increase in the sales volume relating to fish and prawn and the development of contracting service for the three months ended September 30, 2011compared to the three months ended September 30, 2010.

Cost of goods sold - Dairy. Cost of goods sold from dairy decreased by $4,498,673 from $4,498.673 for the three months ended September 30, 2010 to $0 for the three months ended September 30, 2011. The decrease in dairy was primarily due to the sale of the dairy segment in January2011.

Cost of goods sold - Plantation. Cost of goods sold from our plantation slightly decreased by $141,481 from $999,954 for the three months ended September 30, 2010 to $858,473 for the three months ended September 30, 2011.This decrease in the cost of goods sold – plantation was primarily due to a decrease in the harvest in the third quarter of 2011.

Cost of goods sold - Cattle farm. Cost of goods sold from cattle farm development increased by $926,423 from $0 for the three months ended September 30, 2010 to $926,423. The increase in cattle farm was primarily due to the commencement of our contract services in the cattle farming industry during the second and third quarters of 2011.

Cost of goods sold - Beef. Cost of goods sold from beef increased by $1,998,617 from $211,969 for the three months ended September 30, 2010 to $2,210,586 for the three months ended September 30, 2011.

Gross Profit

Gross profit, including continued and discontinued operations, increased by $704,520 or 7.83% to $9,704,980 for the three months ended September 30, 2011 from $9,000,460 for the three months ended September 30, 2010. The increase was primarily due to the corresponding increase in revenues from fishery, cattle farm and beef operations.

The following chart illustrates the changes by category from the three months ended September 30, 2011 to September 30, 2010.

Gross profit

	2011	2010
Category	Q3	Q3	Difference
	$	$	$
Fishery	3,789,886	848,111	2,941,775

Dairy	-	5,170,908	(5,170,908)

Plantation	2,381,926	2,509,443	(127,517)

Cattle farm	1,151,676	-	1,151,676

Beef	2,381,492	471,998	1,909,494

Total	9,704,980	9,000,460	704,520

Gross profit - Fishery. Gross profit from fishery increased by $2,941,775 from $848,111 for the three months ended September 30, 2010 to $3,798,886 for the three months ended September 30, 2011. The increase in fishery was primarily due to our increased volume of sale of fish and prawn and development contracting services for the three months ended September 30, 2011 instead of consulting income and sale of fingerlings for the three months ended September 30, 2010.

Gross profit - Dairy. Gross profit from dairy decreased by $5,170,908 for the three months ended September 30, 2010 to $0 for the three months ended September 30, 2011. The decrease in dairy was primarily due to the sale of our dairy segment in January 2011.

Gross profit – Plantation: Gross profit from our plantation decreased by $127,517 from $2,509,443 for the three months ended September 30, 2010 to $2,381,296 for the three months ended September 30, 2011. The slight decrease in cost of goods sold – plantation was primarily due to a decrease in the harvest in the third quarter of 2011.

Gross profit - Cattle farm: Gross profit from cattle farm development increased by $1,151,676 from $0 for the three months ended September 30, 2010 to $1,151,676 for the three months ended September 30, 2011. The increase in cattle farm was primarily due to the commencement of our contract services in the cattle farming industry

Gross profit – Beef: Gross profit from beef increased by $1,909,494 from $471,998 for the three months ended September 30, 2010 to $2,381,492 for the three months ended September 30, 2011.

General and Administrative Expenses and Interest Expenses

General and Administrative expenses (including depreciation and amortization) in continuing operations increased by $1,487,158 or 672.69% to $1,708,235 for the three months ended September 30, 2011 from $221,077 for the three months ended September 30, 2010. The increase was primarily due to an increase of Office and Corporate expenses and wages and salaries amounting to $554,713 and $830,095, respectively.

The following chart illustrates the changes by category from the three months ended September 30, 2011 to September 30, 2010.

General and Administrative Expenses and Interest Expenses

	2011	2010
Category	Q3	Q3	Difference
	$	$	$
Office and corporate expenses	554,713	26,595	528,118

Wages and Salaries	830,095	27,620	802,475

Traveling and related lodging	31,592	936	30,656

Motor vehicles expenses and local transportation	20,778	837	19,941

Entertainments and meals	33,164	8,045	25,119

Others and miscellaneous	75,244	9,987	65,257

Depreciation and amortization	159,590	96,311	63,279

Sub-total	1,705,176	170,331	1,534,845

Interest expenses	3,059	50,746	(47,687)

Total	1,708,235	221,077	1,487,158

Gain on extinguishment of debts

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. The Company has reported $49,265 and $0 as gain on the extinguishment of debts for the three months ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue:

Revenue including continued and discontinued operations increased by $5,961,610 or 24.27% to $27,494,692 for the nine months ended September 30, 2011 from $24,565,756 for the nine months ended September 30, 2010. The increase was primarily due to the increase of revenue generated from the fishery, HU plantation, cattle farm, beef and the maturity of other sectors’ businesses improving their revenues.

The following chart illustrates the changes by category from the nine months ended September 30, 2011 to the same period ended September 30, 2010.

Revenue
	2011	2010
Category	Q1 -Q3	Q1 -Q3	Difference
	$	$	$
Fishery	14,905,109	2,015,753	12,889,356

Dairy	-	18,356,639	(18,356,639)

Plantation	4,462,640	3,509,397	953,243

Cattle farm	3,032,675	-	3,032,675

Beef	8,126,943	683,968	7,442,975

Totals	30,527,367	24,565,757	5,961,610

Revenue –Fishery: Revenue from fishery increased by $12,889,356 or 639.43% from $2,015,753 for the nine months ended September 30, 2010 to $14,905,109 for the nine months ended September 30, 2011. The increase in fishery was primarily due to our increase in revenue from the sale of fish and prawn and development contracting services for the nine months ended September 30, 2011 compared to the sale of fingerlings and consulting income for the nine months ended September 30, 2010.

Revenue –Dairy: Revenue from dairy decreased by $18,356,639 from $18,356,639 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011. The decrease in dairy was primarily due to the sale of our dairy segment sold in January 2011.

Revenue –Plantation: Revenue from our plantation increased by $953,243 from $3,509,397 for the nine months ended September 30, 2010 to $4,462,640 for the nine months ended September 30, 2011 due to a better than average harvest in Q2.

Revenue – Cattle farm: Revenue from cattle farm development increased by $3,032,675 from $0 for the nine months ended September 30, 2010 to $3,032,675. The increase in cattle farm revenue was primarily due to the commencement of our contracting services in the cattle farming industry for the nine months ended September 30, 2011.

Revenue – Beef: Revenue from beef increased by $7,442,975 from $683,968 for the nine months ended September 30, 2010 to $8,126,943 for the nine months ended September 30, 2011.

Cost of Goods Sold

Cost of Goods Sold increased by $5,008,031 or 49.78% to $15,067,749 for the nine months ended September 30, 2011 from $10,059,718 for the nine months ended September 30, 2010. The increase is attributable to the overall additional sales in the Fishery, Plantation and Beef categories.

The following chart illustrates the changes by category from the nine months ended September 30, 2011 to the same period ended September 30, 2010.

Cost of Goods Sold
	2011	2010
Category	Q1 -Q3	Q1 -Q3	Difference
	$	$	$
Fishery	8,606,585	472,111	8,134,474

Dairy	-	8,375,683	(8,375,683)

Plantation	1,289,870	999,955	289,915

Cattle farm	1,546,897	-	1,546,897

Beef	3,624,397	211,969	3,412,428

Totals	15,067,749	10,059,718	5,008,031

Cost of goods sold –Fishery. Cost of goods sold from fishery increased by $8,134,474 from $472,111 for the nine months ended September 30, 2010 to $8,606,585 for the nine months ended September 30, 2011. The increase in fishery was primarily due to cost of goods sold from the sale of fish and prawn and development contracting services for the nine months ended September 30, 2011 against for the nine months ended September 30, 2010.

Cost of goods sold –Dairy. Cost of goods sold from dairy decreased by $8,375,683 from $8,375,683 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011. The decrease in dairy was primarily due to the sale of our dairy segment in January2011.

Cost of goods sold –Plantation. Cost of goods sold from our plantation increased slightly by $289,915 from $999,955 for the nine months ended September 30, 2010 to $1,289,870 for the nine months ended September 30, 2011.

Cost of goods sold – Cattle farm. Cost of goods sold from cattle farm development increased by $1,546,897 from $0 for the nine months ended September 30, 2010 to $1,546,897 for the nine months ended September 30, 2011. The increase in cattle farm was primarily due to the commencement of our contracting services in the cattle farming industry for the nine months ended September 30, 2011.

Cost of goods sold – Beef. Cost of goods sold from beef increased by $3,412,428 from $211,969 for the nine months ended September 30, 2011 to $3,624,397 for the nine months ended September 30, 2011.
Gross Profit

Gross Profit increased by $933,579 or 6.57% to $15,459,618 for the nine months ended September 30, 2011 from $13,973,840 for the nine months ended September 30, 2010. The decrease was primarily due to discontinuation of dairy segment.

The following chart illustrates the changes by category between the nine months ended September 30, 2011 and the same period ended September 30, 2010.

Gross profit
	2011	2010
Category	Q1 -Q3	Q1 -Q3	Difference
	$	$	$
Fishery	6,298,524	1,543,642	4,754,882

Dairy	-	9,980,956	(9,980,956)

Plantation	3,172,770	2,509,442	663,328

Cattle farm	1,485,778	-	1,485,778

Beef	4,502,546	471,999	4,030,547

Total	15,459,618	14,506,039	953,579

Gross profit –Fishery: Gross profit from fishery increased by $4,754.882 from $1,543,642 for the nine months ended September 30, 2010 to $6,298,524 for the nine months ended September 30, 2011. The increase in fishery was primarily due to an increase in the volume of contract service income from fishery and prawn development contracts for the nine months ended September 30, 2011 compared to the sale of fingerlings and consulting income for the nine months ended September 30, 2010.

Gross profit –Dairy: Gross profit from dairy decreased by $9,980,956 from $9,980,956 for the nine months ended September 30, 2010 to $0 for the nine months ended September 30, 2011. The decrease in dairy was primarily due to the sale of our dairy segment in January 2011.

Gross profit – Plantation: Gross profit from our plantation increased by $663,328 from $2,509,443 for the nine months ended September 30, 2010 to$3,172,770 for the nine months ended September 30, 2011. The decrease in cost of goods sold -plantation was primarily due to the decrease in the harvest in the third quarter of 2011.

Gross profit – Cattle farm: Gross profit from cattle farm development increased by $1,485,778 from $0 for the nine months ended September 30, 2010 to $1,485,778 for the nine months ended September 30, 2011. The increase in cattle farm was primarily due to the commencement of our contracting services in the cattle farm industry for the nine months ended September 30, 2011.

Gross profit – Beef: Gross profit from beef increased by $4,030,547 from $471,999 for the nine months ended September 30, 2010 to $4,502,546 for the nine months ended September 30, 2011.

General and Administrative Expenses and Interest Expenses

General and Administrative expenses (including depreciation and amortization) in continuing and discontinued operations increased by $2,369,756 or 24.04% to $2,939,417 for the nine months ended September 30, 2011 from $2,369,756 for the nine months ended September 30, 2010. The increase was primarily due to an increase of Office and Corporate expenses and wages and salaries amounting to $1,016,523 and $1,208,172 respectively.

General and Administrative Expenses and Interest Expenses

	2011	2011
Category	Q1 - Q3	Q1 - Q3	Difference
	$	$	$
Office and corporate expenses	1,016,523	257,357	759,166

Wages and Salaries	1,208,172	961,688	246,484

Traveling and related lodging	69,131	33,753	35,378

Motor vehicles expenses and local transportation	40,534	7,471	33,063

Entertainments and meals	69,800	32,886	36,914

Others and miscellaneous	134,795	70,682	64,113

Depreciation and amortization	400,462	1,005,919	(605,457)

Sub-total	2,939,417	2,369,756	569,661

Interest expenses	10,531	291,433	(280,902)

Total	2,949,948	2,661,189	288,759

In this respect, total depreciation and amortization amounted to $832,086 for the nine months ended September 30, 2011, with $400,462 of that amount being recorded in General and Administrative expenses and $431,624 was recorded in Cost of Goods Sold; whereas total Depreciation and Amortization amounted to $3,289,289 for the nine months ended September 30, 2010 with $1,005,919 being reported in General and Administration expenses and $2,668,590 reported in cost of goods sold.

Gain (loss) on extinguishment of debts

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. The Company has reported a gain on the extinguishment of debts in the amount of $631,691 and a loss on the extinguishment of debts in the amount of $6,151,180 for the nine months ended September 30, 2010.

Progress Report

1.	HST

The season started off very productive, having harvested over 11 million pieces of fresh flowers during the month of June, which is exceptional compared to the previous year, and this trend continued into late August producing over 29.5 million pieces of fresh flowers during the quarter; making a total harvest exceeding 40.5 million pieces for the June through August period. Larger volume of production during this quarter attributed to lowering the cost of production to RMB 0.125/piece of fresh flowers and RMB 11.95/Kg of dried flowers compared to June’s cost at RMB 0.18/piece of fresh flowers and RMB 13.63/Kg of dried flowers.

During the quarter there were about 10 million pieces of fresh flowers and 357 tons of dried flowers sold resulting in over RMB 20.77 million (US$3.29 million) of revenue generated for the Quarter.

However, the region experienced extremely dry weather conditions throughout September resulting in a scarce harvest throughout the months of September and October.

Therefore, although performance of this year is about 25% better than in 2010, it falls short of our earlier harvest projection (60 million to 75 million pieces of fresh flowers) for 2011.

This experience confirms the management’s opinion quoted in its Q2 report that:

“the Company is convinced that the harvested quantity of HU flowers will be increased rapidly if the plantation can be semi-green housed (meaning enclosed environment during winter months and open top conditions during summer months), because under semi-green house conditions, we can eliminate most of the seasonal factors, achieving easier disease control, grow healthier plants to achieve better yearly yields. Therefore the Company is intending to green house the plantation within 2011, however cost of building materials are increasing progressively in China in 2011 such that the Company may need to use the combination of used and new building materials so that the green houses can be constructed within a capped budget of around US$7 million”

As such, management is more determined than ever to complete the seasonal greenhouse plan for the plantation before the start of next year’s growing season. However, due to the cost of building materials on the rise in China, the budget of US $7 million outlaid for development costs will likely be increased to US $8.5 to 9.0 million.

Significant Event that may affect HST FY 2011 Operational Cash Flow and FY 2012 Sales Revenue:

The new processing and drying facility for the HU flowers and a nursery station for seedlings of the intended asparagus farm, this Development on a block of land measuring up to 40 Mu or equivalent to 26,400 M2 was temporarily halted due to the Company’s permit application to the Land Authority of Enping City has not been completed, and as such, basing on advice from our attorneys, the Development was put on hold in late September pending negotiations between the Company and the Enping Authority.

This event may affect HST’s FY 2011 Cash Flow and FY 2012 Sales Revenue, if unresolved by the end of this year.

2.	FISHERY:

The Company’s fishery operation consists of three (3) profit centers;

2.1	The Enping APM Fish Farm’s “grow-out” fish sales, whereby Triway Industrial (a fully owned subsidiary of the Company) owns a 25% equity interest.

2.2	CA’s fish sales derived from the 600 Mu of open dam fish farm.

2.3	CA’s APM Consulting and On-site services, plus CA’s residual income derived in its capacity as Marketing and Sales agent for the Enping APM Fish Farm.

2.1 The Enping APM Fish Farm

Intensive stocking of over 120,000 fingerlings (each measuring 20-30mm)in our nursery tanks began in March 2011 for the reason stated in our Q2 Report:

“The reason of why we could not house much bigger fish in quantity earlier is that, bacteria in the Bio-filters also need time to grow to a respectable quantity in order that enough soluble waste will be consumed to maintain the water quality of the tank.”

By late June 2011, the improved performance of the bio-filters enabled the farm to grow larger fish in sufficient quantity for a specially designed “grow-out” program generating faster sale turnover from an abbreviated “grow-out” period (i.e. it will require much less time to produce marketable fish from an initial “grow-out” size of 150g than from fingerlings averaging in size from 20-30mm). However the “grow-out program” requires down-stream support for it to be operationally efficient and productive (i.e. a constant supply of 150g fish meeting quality standards for human consumption and the constant supply of live bait-fish suitable for consumption by sleepy Cod, etc.)

A more thorough review and outline of the “grow-out” Program will be made available once it is fully implemented and any remaining issues resolved.

The following table outlines some of the current data recorded at the Enping APM Fish Farm:

	2011
	June.	July.	Aug.	Sept.	Oct.
Opening Balance (Fish-on-Hand)	-	28,883	157,348	231,501	130,325
Inflows
100g/150g / fish			13,685	16,325
151g / 200g / fish			16,582
201g / 250g / fish			22,358	17,768
251g / 300g / fish	30,727		15,828
301g / 350g / fish		140,506	9,225	23,525
Total Inflow	30,727	169,389	235,026	289,119

Outflows
Mortality	-1,844	-12,041	-3,525	-1,446

Sold (Avarage wt of 623 g / fish)	-	-	-	-157,348

Ending Balance (Fish-on-Hand)	28,883	157,348	231,501	130,325

Initial Grow-out Weight/	Feed consumption to reach Marketable size
Market Size Growth Period	from initial grow-out weight
201g / 250g / fish = 4 months	3 Kg of live Baits
251g / 300g / fish = 3 months	2 Kg of Live Baits
301g / 350g / fish = 2 months	1.5 Kg of live baits

During the month of September the first batch of 157,348 fish totaling 97.98 MT was sold to CA at RMB130/Kg, generating sales revenue for the quarter of RMB12.7 million (equivalent to US$2.02 Million).

2.2 Operation of the 600 Mu of open Dam Fish Farm

As of the end of this quarter the grow-out fish at this farm have not reached marketable size, but it’s anticipated that some may be sent to market as early as December of this year. Total fish stock at this facility as of 30th September 2011 carries an estimated value of no less than US $2.51 Million.

2.4	CA’s operation

2.4.1	CA’s sales of fish

CA is the Marketing and Sales agent for the APM Fish Farm. During the quarter CA purchased fish (>150g) from external growers and sold them to the APM farm at cost. When the fish reached marketable size, CA purchased them from APM and then sold (97.98MT of fish) at a Gross Profit Margin of RMB20/Kg to wholesalers.

2.4.2 CA’s Consulting and On-site Service Activities

CA’s Consulting and Service contract for the First APM (Fish) Farm has been in effect since Q2 2011 and carries a compensation retainer of RMB 250,000 (US$38,461) per month.

CA’s Consulting and Service contract for the 2nd APM (Prawn) Farm is in progress with targeted completion in Q1 2012. Originally, the estimated completion date had been the end of December 2011, but due to the escalating rise in material, parts and component costs, the deadline to meet this additional financial outlay has been extended.

The following table reflects the current Gross Profit tabulation received from CA’s 2nd APM farm contract:

US$
Total Contract Amount	9,067,156

Obligations Paid (thru 30.09.2011)	3,651,763

Receivable Balance (as of 30.09.2011)	5,415,393

Estimated Contract Expenses:	4,795,119

Estimated Gross Profit	4,272,037

CA’s Contract on the 3rd APM (Eel and Fish) Farm is also in progress with completion targeted for Q2 2012, pending approval of its building permit application. Land has been acquired for an access road (about 0.5 Km) linking the 3rd APM Farm to CA’s 600 Mu open Dam Farm, and approval for constructing the road was received in Q3.

The following table reflects the current Gross Profit tabulation received from CA’s 3rd APM farm contract:

US$
Total Contract Amount	8,730,159

Obligations Paid (thru 30.09.2011)	834,274

Receivable Balance (as of 30.09.2011)	7,895,885

Estimated Contract Expenses	2,449,514

Estimated Gross Profit	6,280,645

Note: Estimated costs on the 3rd APM farm are projected lower than the 2nd APM farm due to the cost savings on engineering and design fees, and residual building materials and equipment being used from previous developments.

Significant Events that may affect Fishery Operations’ Cash Flow:

A.	Quoting from the Q2, 2011 Financial Report:

“However result from the application of the Joint Venture Company of the Enping Fish Farm, we received a notice from the tax department that only 50% of its income tax would be exempted regulated by the local Province Government. In this respect we are appealing this out-come with the local Province Government.”

The appeal is still pending as of 31 October 2011, but due to a contradiction in uniformly applying the tax, i.e. in Q3 authorities granted a 100% tax exemption for fish sales generated by the Open Dam Farm, the Company is intensifying its efforts seeking uniform exemption for all fish sales, regardless of their source. Short of obtaining the exemption, the Company will incur tax charges on 50% of its income derived from the Enping Fish Farm.

B.    CA does not carry a Builder or a Developer license in China, and as a result, its contracts are structured based on it providing consulting services, and subcontracting with licensed builders and developers to handle construction and payment of capital improvement taxes.

The profit CA derives from these contracts is retained in China and is recorded as payable to CA by the SJVC, by which CA may later elect to exchange for equity interest in the SJVC as provided within the terms and conditions of each contract. At such time, if and when CA decides to exercise its option to secure equity in the SJVC, certain tax implications might be triggered and have to be accounted for, accordingly.

3.	SJAP (Xining)

As of 31 October 2011, SJAP consists of three (3) profit centers:

•	Manufacturing and selling of Organic Fertilizer;
•	Manufacturing and selling of Live-stock feed;
•	Rearing and selling of beef cattle.

Latest developments as of 31 October 2011:

•
A newly built restaurant adjacent to SJAP’s existing complex is scheduled to open in mid-November 2011, and will become SJAP’s 4th profit center. It is uniquely designed in a first-class environment where patrons come to appreciate the modern facilities and organic methods used to raise the beef selections served on the menu.

Management is confident that the Huang Yuan consumer, renowned for their spending on higher quality food and goods, will patronize the restaurant on a regular basis.

•	Construction of the new corporate office building is entering its final phase and expected to be completed before the end of this year.

•	With government approval providing RMB 5 Million, internal road construction in the compound has begun with expected completion of all roads by June 2012.

•
The Government has granted SJAP additional Land use Rights (LUR) of 170 Mu (equivalent to about 112,200 m2) at the lowest permitted price rate set by the Central Government calculated at RMB38,235/Mu for a total cost of ~RMB6.5 million (equivalent to US$1.032 Million). SJAP is finalizing the required legalities and the rezoning of this land into commercial property targeting completion of land transfer before 15th December 2011. Current appraised market value of commercial property in this region stands at RMB280,000/Mu. Upon completing land transfer and commercial rezoning, SJAP will realize an immediate capital gain in an amount of no less than RMB41.1 Million (US6.52 Million).

•
SJAP’s application to construct a “Boning Room and Cold Storage” facility at a 40Mu site next to the Compound was conditionally approved in October by the relevant Authorities subject to the purchase and transfer of the site to SJAP. Negotiations are underway with the site’s existing owner. A sweetener has been provided by the Government to provide a separate 40Mu parcel to the current owner in exchange for the owner to provide SJAP a lower cost for his property. Management will provide future updates on this acquisition as they become available.

Synopsis of Q3 2011 operations

•	There were 24,244 MT of organic fertilizer produced at a cost of RMB404.75/MT and sold at RMB947.82/MT generating revenue of RMB22.98 Million (US$3.64 Million).
•
This year’s harvest of field pasture and crops were successful and completed within the months of September and October, harvesting a total of just over 20,000 MT which will provide the raw materials needed to process 30,000 MT of live-stock feed.

During this Quarter, SJAP sold 5,802 MT of Live-stock feed at RMB662.22/MT with a production cost of RMB344.27/MT generating revenue of RMB3.84 million (US$0.61 Million).

•
There were 216 head of cattle sold at RMB11,996/head, generating RMB2.6 Million (US$0.41 Million) in revenue. The average production cost per head was RMB10,865. These are the first lot of cattle produced and sold at a decent profit margin. With additional experience management will fine-tune its operation, finding solutions that will improve its overall return.

•	The marginal differences in unit cost and sales figures between Q2 and Q3 are mainly due to fluctuations in the foreign exchange rate between US$ and RMB.

4.	The Enping demonstration Cattle Farm and Macau EIJI:

Construction and development of this farm is still in progress whereby Macau EIJI holds the Consulting and Service Contract for this development, and is a 25% equity owner of this SJVC pending final approval by the relevant Authorities; expected within Q1 2012.

As of 30.09.2011 Macau EIJI’s Consulting and Service Contract reflects the following financial figures:

US$
Total Contract Amount	4,166,500

Estimated Contract Costs	2,300,000

Estimated Gross Profit	1,866,500

Billable fees (thru 30.09.2011)	2,773,983

Costs associated with Billable fees (thru 30.09.2011)	1,713,147

Contract EBITDA as of 30.09.2011	1,060,836

Although construction and development work on this farm is still in progress, 125 head of young cattle were brought for rearing on the farm providing management/personnel an opportunity to garner experience in feeding rotation practices between our patented aromatic food supply and natural grasses, which are in abundant supply due to the region’s tropical climate conditions.

5.	Hunan Shenghua A Power Agriculture Co. Ltd. (HSA)

This subsidiary was officially approved on 15th July 2011 with total registered capital of US$2.5 Million invested and owned by Macau EIJI, a group of Chinese businessmen, and SJAP at 26%, 24%, and 50% ownership interest, respectively.

The business activities of HSA are similar to SJAP, which includes the manufacturing of fertilizer (consisting mainly of organic and mixed fertilizer), growing of pasture grasses that will be manufactured into live-stock feed, and cattle rearing (using our rotation system) under a three year development plan, estimated to cost US$5 million.

Pending Authority approval, its first (fertilizer) factory (8,000 m2) is scheduled to commence construction sometime in November 2011.

As of 31 October 2011, 2,000 MT of organic fertilizer were in transit from SJAP (Xining) to HSA where the local Government is providing rental free storage. Management is currently forming a marketing team to begin selling its fertilizer product, and to receive feedback that can be incorporated into its factory operations to meet standards based on local market conditions. In addition, this will provide HSA a means to raise revenue before its factory commences operations.

As of 31 October 2011, most of the permit process on the land purchased by HSA has been completed, including the rezoning of 50Mu into commercial property, allowing HSA to move forward with its construction and development plan.

The 50 Mu industrial land granted by the Government was purchased at the lowest price rate permitted by the Central Government at RMB40,000/Mu, totaling ~RMB2 million (US$0.32 Million). Current appraised market value of the 50Mu industrial property in this region stands at RMB188,000/Mu. Upon completing land transfer and commercial rezoning, SHAPA will realize an immediate capital gain in an amount of no less than RMB7.4 Million (US$1.175 Million).

6.	Report on the receivable proceeds from the sale of HYT and the ZX:

Disposal proceeds receivable from sale of subsidiaries is due from Mr. Xi Ming Sun, a director of ZhongXingNong Nu Co., Ltd, with US$27,026,095 being collected during the nine months ended September 30, 2011 leaving an outstanding balance of $17,973,905 as of September 30, 2011.

Off Balance Sheet Arrangements

As of September 30, 2011, there is no long-term debt guaranteed by a third party as previously reflected in the notes to the financial bank loan within our audited financial statements.

OTHER SIGNIFICANT FACTORS THAT MAY AFFECT CASH/LIQUIDITY:

Seasonal/Uncontrolled factors affecting operations

The Chinese lunar year holiday falls during this period in February each year. During the Chinese lunar holiday, Chinese workers take a 30-day holiday (although the Government’s official holiday period is for 10 days).

In China, winter season is from mid-November to mid-March.

The months of March and April are the times for ground preparation and seedling for the new season.

These seasonal factors have certain influences on our overall operations.

Inflation factors affecting operations:

During the past nine months of 2011, prices of building materials have gone up sharply on a monthly basis, yet raw food prices have remained normal, varying only due to fluctuations in market demand. Value-added food items, however, have witnessed continuous price increases mainly due to increased logistics, rents, and labor production costs.

Since part of the Company’s revenue is generated from service contracts that include construction and/or supply costs, inflationary effects on these costs will impact 2011 earnings.

As of September 30, 2011, we had no other significant transactions that may affect our cash/Liquidity other than from those mentioned in the “Progress Report” above and the seasonal variation effects and the inflation factors mentioned earlier and the effects stated herein: “The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit at that institution.”

Income Taxes

There was no income tax payable in both of the nine months ended September 30, 2011 and 2010. Under new tax legislation of China beginning January 2008, the agriculture, dairy and fishery sectors are exempted from enterprise income taxes. However result from the application of the Joint Venture Company of the Enping Fish Farm, we received a notice from the tax department that only 50% of its income tax would exempted regulated by the local Province Government. In this respect we are appealing this out-come with the local Province Government.

Liquidity and Capital Resources

As of September 30, 2011, we had unrestricted cash and cash equivalents of $1,522,509 (see notes to the consolidated accounts), and our working capital as of September 30, 2011 was at $45,252,766.

As of September 30, 2011, our total long term debts are as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Long Term Bank Debts	$0	$0	$0	$0	$0

Cash provided by operating activities from continuing operation totaled $4,309,919 for the nine months ended September 30, 2011. This compares with cash provided by operating activities from continuing operations totaled $5,994,892 for the nine months ended September 30, 2010. The increase in cash flows from operations primarily resulted from net cash provided by net income for the year after adjustments of non- cash items.

Cash used in investing activities from continuing operations totaled ($1,556,201) for the nine months ended September 30, 2011. This compares with cash provided by investing activities from continuing operations totaled ($1,806,747) for the nine months ended September 30, 2010. The decrease in cash used in investing activities primarily resulted from the receipts of proceeds of disposal of subsidiaries of $557,700 and payment for construction in progress of $624,026 as compared with payment for construction in progress of $1,539,796 for the nine months ended September 30, 2010.

Cash used in financing activities from continuing operations totaled $3,905 for the nine months ended September 30, 2011. This compares with cash used in financing activities from continuing operations totaled $0 for the nine months ended September 30, 2010.

Cash provided by operating activities from discontinued operation totaled $0 for the six months ended September 30, 2011. This compares with cash used in operating activities from discontinued operations totaled $10,632,885 for the nine months ended September 30, 2010. The decrease in cash flows from operations primarily resulted from there is no cash generated from the discontinued operations of Dairy Production Division since January 1, 2011.
.
Cash used in investing activities from discontinued operation totaled $3,137,885 for the nine months ended September 30, 2011. This compares with cash used in investing activities totaled $4,695,689 for the nine months ended September 30, 2010 due to withdrawal of cash and cash equivalents of discontinued dairy segment of $3,137,885 in 2011 Q1 and resulting the decrease in cash used in investing activities by $1,555,804.

Cash provided by financing activities from discontinued operation totaled $0 for the nine months ended September 30, 2011. This compares with cash used in financing activities from discontinued operations totaled $3,154,338 for the nine months ended September 30, 2010.

7.	Reports on issuance and sales of unregistered securities

Date	Events	Issuance	Price / share	Consideration	Investors
		of shares		received	Non-USA	USA
		# of shares	US$	US$	# of persons
As at
31.12.2010	Quoted in 10K and Form 10	55,474,136		50,884,475	136	5,123

03.01.2011	Debt settlements	370,000	1.50	562,500		1
13.01.2011	Debt settlements	491,000	1.50	736,500		1
10.02.2011	Debt Settlements	425,000	1.50	637,500		1
10.02.2011	Debt settlements	35,000	1.50	52,500		1
16.04.2011	Debt settlements	530,000	1.50	795,000		1
22.04.2011	Debt settlements	400,000	1.50	600,000		1
08.05.2011	Debt settlements	351,000	1.50	526,500		1
06.07.2011	Brought from third parties for resale	-500,000	0.78	-390,000	-1
19.07.2011	Brought from third parties for resale	-500,000	0.78	-390,000	-1
27.06.2011	Re-issue of shares from shares brought	304,878	0.82	250,000		-
21.07.2011	Re-issue of shares from brought shares	304,878	0.82	250,000		-
16.08.2011	Re-issue of shares from brought shares	377,976	0.82	309,940		1
02.09.2011	Re-issue of shares from brought shares	12,268	0.82	10,060
02.09.2011	Debt settlements	353,542	0.84	296,975		1
02.09.2011	Debt settlements	426,787	0.69	293,629	2
01.07.2011	Worker compensation & adjustments	1,706,620	1.01	1,723,686	79
11.7.2011	Worker compensation & adjustments	1,054,109	0.90	943,428
11.07.2011	Professional services paid in shares and adjustments	1,800,000	0.90	1,611,000		4
As at
30.09.2011	Total Common shares issued	63,417,194		59,703,693	215	5,136

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts has been charged to operation during the six months ended September 30, 2011 and 2010.

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

SINO AGRO FOOD, INC.

November 17, 2011	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 17, 2011	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

November 17, 2011	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Officer, Marketing

November 17, 2011	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary