Form 10-K
period 2011-12-31
Sino Agro Food, Inc.
filed 2012-04-12
CIK 1488419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 9, 2012, the aggregate market value of voting common equity held by non-affiliates was approximately $49,948,068 based on approximately 59,818,046 shares outstanding held by non-affiliates and a closing price of  $0.8350.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of April 9, 2012, there were 72,718,046 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

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

Summary Financial Information:

The table below summarizes the audited consolidated financial statements of Sino Agro Food, Inc. for the fiscal years ended December 31, 2011 and December 31, 2010:

Balance Sheet Summary:

	At December 31, 2011	At December 31, 2010
	(Taken from the Audited Financial Statements*)	(Taken from the Audited Financial Statements*)
Balance Sheet
Cash and Cash Equivalents	$1,387,908	$3,890,026
Total Assets	$151,840,878	$107,767,910
Total Liabilities	$16,445,505	$6,716,029
Total Stockholders’ Equity	$135,395,373	$101,051,881

* The auditors did not audit the contents of this table.

Statement of Operations Summary:

	For the Fiscal Year Ended December 31, 2011*	For the Fiscal Year Ended December 31, 2010
	(Taken from the Audited Financial Statements*)	(Taken from the Audited Financial Statements*)
Statement of Operations:
Revenue	$51,879,903	$40,551,066
Net Income	$31,266,229	$12,697,080
Earnings per share:
Basic	$0.43	$0.16
Diluted	$0.39	$0.14

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

On September 5, 2007 we purchased 100% equity interest in Hang Yu Tai Investment Limited (“Hang Yu Tai”) that was incorporated in Macau on September 21, 2006 from two non-affiliated shareholders of Hang Yu Tai. Hang Yu Tai had a 78% equity interest in ZhongXingNongMu Co. Ltd. (“ZhongXing”) that was incorporated in China on March 1, 2006. The purchase price was $26,910,000, satisfied by: cash payment of $10,000,000 and the issuance of 7,000,000 shares of our common stock.

On September 5, 2007 we purchased 100% equity interest in Macau Eiji Company Limited, (“Macau Eiji”),which was incorporated in Macau on September 5, 2005 from non-affiliated shareholders of Macau Eiji. Macau Eijihad a 75% equity interest in Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd., which was incorporated in China on November 27, 2007. The purchase price was $6.75 million, satisfied by cash payment of $2,000,000 and the issuance of 2 million shares of our common stock valued at $3,878,739 of $1.939 per share.

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

By an agreement dated October 29, 2008, Triway sold its 30% equity interest in TianQuan Science to an unrelated party for consideration of $4,500,000 that was satisfied by the payment of $4,500,000 on December 18, 2008 plus our share of TianQuan Science’s profits in 2008, which amounted to $1.25 million and was paid on November 15, 2008.

By an agreement dated November 12, 2008, Triway purchased a patented “Intellectual Property” namely “Zhi Wu JeiGan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China, (Livestock feed Manufacturing Technology) for the manufacturing of Livestock feed designed and applied for the consumption of beef cattle, cows, sheep and other animals from a non-affiliated owner of the Intellectual Property. As consideration for the transaction we paid $8,000,000 that had been satisfied with $4,500,000 paid on December 18, 2008. The remaining balance $3,500,000 to be paid by cash or the issuance of our shares in three installments. The first installment of $1,000,000 was due on December 31, 2009. The second installment was due December 31, 2010 for $1,000,000 and a third and final installment is due December 31, 2012 for $1,500,000. If the payment is made in our shares, the price per share will be valued at a three months weighted average as quoted on the OTC Pink Markets prior to the date of settlement. Currently, the entire $8,000,000 has been paid as follows:

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

The total settlement debt of US $3,573,530 was credited into common stock capital of US $4,771 based at par of US$0.001 each and additional capital for an amount of US $3,910,665, respectively. A loss of $73,950 has been recorded on the transaction calculated between the fair value of the shares at respective issuance date and their respective consideration received.

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

In September, 2009, SIAF carried out an internal re-organization of its corporate structure and businesses, and on September 28, 2009, SIAF’s subsidiary A Power Agro Agriculture Development (Macau) Limited (“APWAM”) acquired the Pretty Mountain’s 45% equity interest in Sanjiang A Power by way of an assignment (“Assignment”).Application was subsequently made by the Company to the Companies Registry of Hong Kong for deregistration of Pretty Mountain under Section 291AA of the Companies Ordinance. By virtue of the Assignment, APWAM assumed all obligations and liabilities of Pretty Mountain under the SFJVA. APWAM is a 100% owned subsidiary incorporated in the Special Administrative Region of Macau, the PRC. Ten-percent (10%) of the equity interest in APWAM has been registered in the name of one Mr. HUNG Moon Cheung in compliance with the requirements of the laws of Macau on ownership of a company incorporated in Macau by non citizens of Macau, and the same is being held by Mr. HUNG in trust for and, for the benefit of, Sino Agro Food Inc. pursuant to a Deed of Trust duly executed by Mr. HUNG on December 20, 2007 in favor of Sino Agro Food, Inc.

In January 2010, Pan Shi Fang and DengJie Min (“Chinese Businessmen”) and Capital Award have entered into a Consulting Service Agreement (“the Consulting Service Agreement”), wherein Capital Award would supply the equipment and provide consulting services for the installation and construction of the fish farm and the related supporting services in Enping City, Guangdong Province of the People’s Republic of China. It was a term of the Consulting Service Agreement that the parties thereto would form a Sino-foreign joint venture company (SFJVC) to own and operate the fish farm, and that Capital Award would have the right to nominate its associate company or a company within its group of companies to substitute Capital Award as a party to the SFJVC. Upon the nomination of Capital Award, Tri-Way entered into a joint venture agreement with the Chinese Businessmen to incorporate the SFJVC to be named as Enping City Bi Tao A Power Fishery Development Co., Ltd. to own and operate the fish farm. On February 28, 2011, the Company applied to form Enping City Bi Tao A Power Fishery Development Co. Limited (EBAPFD), of which the Company would own a 25% equity interest. The approvals of the formation of EBAPFD by the relevant authorities of the PRC Government are pending.

In February 2011, we as Vendor sold our 78% interest in ZhongXing to Ximin SUN (“Purchaser”) on the following terms:

1. Total purchase price was RMB 204,600,000 (USD $31,000,000) which is equivalent to 78% of the net assets of ZhongXing plus a surplus sum of US $4,937,000 as reflected in the ZhongXing’s Management Accounts upon the terms hereinafter provided.

2. A deposit of RMB 5,011,000 (USD $759,242.50) was paid by the Purchaser upon execution of this Agreement to the Vendor by way of deposit and part payment towards the purchase price for the Vendor’s Shares.

3. Payment of the Balance of the Purchase Price:

3.1	The balance of the Purchase Price amounting to RMB 199,589,000 (USD $30,240,758) only (hereinafter called “the Balance Purchase Price”) shall be paid by the Purchaser in the manner set forth hereunder:-

	(a)	A sum of RMB 25,055,000 (USD $3,796,212) (hereinafter called “the Further Payment”) in cash shall be paid by the Purchaser to the Vendor by way of 5 equal instalments of RMB 5,011,000 (USD $759,242.50) each, on or before the following dates :

		(1)	April 30, 2011;
		(2)	June 30, 2011;
		(3)	August 31, 2011;

(4) October 31, 2011; and
(5) December 31, 2011.

(b) The remainder of the Balance Purchase Price in the amount of RMB 174,534,000 (USD $26,444,545) (hereinafter referred to as “the Final Payment”) shall be settled by the Purchaser by way of cash contribution towards part payment of the Land Price.

3.2	The parties hereto hereby acknowledge that despite the fact the respective relevant land authorities of the said Lands (hereinafter collectively referred to as “Land Authorities”) have verbally agreed to contribute a combined amount of RMB 36,974,996 toward the payment of the Land Price, either by way of a grant, discount or otherwise (hereinafter called “Rebate”), it shall not be deemed a discharge of the Purchaser’s obligation herein towards payment of the Purchase Price or any part thereof.

3.3	The Purchaser hereby further acknowledges and covenants that the Purchaser shall procure:

(a) the said Rebate of the Land Authorities; and
(b) the approval by the Land Authorities of the transfer of the Land Use Rights of the said Lands to the Vendor and/or the Vendor’s Associated Companies.

4.	Completion:

4.1	The Completion of this Agreement shall take place upon approval of the granting of the Land Use Rights of the said Lands by the Land Authorities to the Vendor being obtained (hereinafter referred to as “Completion Date”), whereupon the Purchaser shall be entitled to all rights thereafter attaching to the Vendor’s Shares or accruing thereon including without limitation, all bonuses, rights, dividends and other distributions declared, paid or made thereof there after free from all liens, assignments, pledges, charges and other encumbrances whatsoever Provided that the Purchaser shall have paid the Purchase Price in full in accordance with the terms as prescribed herein.

4.2	Notwithstanding anything to the contrary herein, the Vendor shall have the right to claim against the Purchaser for the Balance Purchase Price or any part thereof remaining unpaid by the Purchaser pursuant to the terms and conditions set forth in Clause 3.1 hereof.

5.	Debts and Liabilities. The Vendor shall not be liable for any indebtedness incurred by ZhongXing as of January 1, 2011, and the Purchaser shall indemnify the Vendor and shall keep the Vendor indemnified against any loss claim or liability resulting there from.

Our Current Business and Corporate Structure:

Our executive offices in the PRC is located at Room 3711, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, the People’s Republic of China 510610, Tel: (86) 20 22057860, 22057870.,Fax:(86) 20 22057863, 22057873. We maintain a website at www.sinoagrofood.com. The contents of our website are not incorporated by reference, herein.

Note to Chart: Jiangman City A Power Fishery Development Co. Ltd, (JCAP) has been called Enping City Bi Tao Fishery Development Co. (ECBTAP) previously before the name JCAP was officially approved, such that JCAP and ECBTAP referred to in this 10K Form is the same company.

Revenues and Income Generating Businesses:

We conduct our operations through the following primary subsidiaries and joint ventures, as set forth below:

1.	Capital Award Inc., a private limited company incorporated in Belize, engaged in modern fishery project management and consultancy services;

2.	Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd., through Macau Eiji Company Limited, a 100% owned Macau subsidiary, we own 75% of Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd., a Sino-foreign joint venture company incorporated in the PRC, engaged in farming of HylocereusUndatus, commonly known as Bean Capers or Pitaya, at Juntang Town, in the vicinity of the City of Enping, Guangdong Province of the PRC;

3.	ZhongXingNongMu Co. Ltd., through Hang Yu Tai Investment Limited, a 100% owned Macau subsidiary, we own 78% of ZhongXingNongMu Co. Ltd., a private limited company incorporated in the PRC, engaged in modern dairy cows and cattle farming in the Fengning County, Province of Hebei of the PRC [Sold in February 2011];

4.	Qinghai Sanjiang A Power Agriculture Co. Ltd., through A Power Agro Agriculture Development (Macau) Limited, a 100% owned Macau subsidiary, we own 45% of Qinghai Sanjiang A Power Agriculture Co. Limited, a Sino-foreign joint venture company incorporated in the PRC, engaged in manufacturing of bio-organic fertilizer, livestock feed, cash crops farming and beef cattle rearing and fattening in the County of Huangyuan, in the vicinity of the City of Xining, Qinghai Province of the PRC;

5.	Tri-Way Industries Ltd, which has the right initially by cash contribution to own 25% of the SFJVC, to be named Enping City Bi Tao A Power Fishery Development Co., Ltd., in Enping City, Guangdong Province of the People’s Republic of China to own and operate the fish farm in Enping City. The application to incorporate the SFJVC is pending approval of the relevant authorities of the PRC Government, having anticipated such approvals being granted on or before May 31, 2011. Capital Award is the consultant on this fish farm project. Official Approval was granted on June 2011, and the SJVC’s name is now called Jiangman City A Power Fishery Development Co. Ltd, and in turn, Tri-way obtained a 25% equity stake in the company.

6.	Hunan Shanghua A Power Agriculture Co. Ltd. (Hunan A Power) was officially approved as a Sino Joint Venture company in November 2011, and collectively we own 48.5% through Macau EIJI’s direct ownership of 26% and 22.5% through Qinghai Sanjiang A Power Agriculture Co. Ltd. Hunan A Power is in the development planning stage toward manufacturing of organic and mixed fertilizer, live stock feed and raising cattle, similar to Sanjiang A Power’s operation.

7.	Enping City A Power Prawn Culture Co. Limited (Enping Prawn) will be twenty-five percent (25%) owned by Capital Award Inc.’s nominee, pending official approval. Its operation will center on the grow-out of prawns for retail in the local market.

Company	% Held By SIAF	Immediate subsidiary (I.M)	Equity % owned by I.M.	Revenues Generating Activities
Sino Agro Food, Inc. (SIAF)	The Parent Company	Not Applicable	Not applicable	Service fees will be charged to its operational subsidiaries in China starting in its fiscal year 2012
Capital Award Inc.	100% Fully owned subsidiary of SIAF	Not Applicable.	Not applicable	Fishery development including consulting service fees, technology fees, supply of plant and equipment and other related services and management fees, since 2004.
Macau Eiji Company Limited (MEIJI)	100% Fully owned subsidiary of SIAF	Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd.	75% owned by MEIJI	Growing and processing of HU Plants including sales of fresh and dried HU flowers and value added processed HU Flowers. Revenues generated since 2008.
A Power Agro Agriculture Development (Macau) Limited (APWAM)	100% Fully owned subsidiary of SIAF	Qinghai Sanjiang A Power Agriculture Co. Ltd (China). (Operational company)	45% owned by APWAM	Manufacturing and beef cattle farming, including the sales of bio-organic fertilizer, livestock feed and beef cattle. Revenue generated since June 2011
Qinghai Sanjiang A Power Agriculture Co. Ltd (China).	45% owned variable interest entity of SIAF	Hunan Shanghua A Power Comapany Agriculture Co. Ltd	50% owned by SJAP	Manufacturing and beef cattle farming including sales of mixed fertilizer, livestock feed & beef cattle. Revenue is anticipated to be generated starting Q3 2011.
Tri-way Industries Limited (Triway)	100% Fully owned subsidiary of SIAF	Jiangman City A Power Fishery Development Co. Ltd.	25% owned by Triway	Fish Farm operation including the sale of farmed fish revenues generated starting November 2011
Macau Eiji Company Limited (MEIJI)	100% Fully owned subsidiary of SIAF	Hunan Shanghua A Power Company Agriculture Co. Ltd.	26% owned subsidiary of MEIJI	Manufacturing and beef cattle farming including sales of mixed fertilizer, livestock feed & Beef cattle. Revenue is anticipated to be generated starting Q3 2012.
Macau Eiji Company Limited (MEIJI)	100% Fully owned subsidiary of SIAF	Enping City A Power Prawn Culture Development Co Limited	25% owned subsidiary of MEIJI	Prawn Farming, revenue anticipated to be generated starting Q3 2012

Subsidiary I.

Capital Award Inc.:

Capital Award Inc. (“Capital Award”) is currently engaged in modern fishery project management and consultancy services. We provide consulting and management services to fish farms that are adopting the “A Power Technology” and for the development of fish farms using A Power Technology systems. Capital Award commenced engaging in the marketing and sale of fish and seafood in 2011.

The A-Power Technology

A-Power Technology (“APT”) is an engineered, self-contained water treatment and re-circulating aquaculture system (“RAS”) for the growing of aquatic animals on a commercial scale. It mainly consists of the A-Power Grow Out Basin and the A-Power Treatment Stack equipment, and operating techniques and procedures, which Capital Award has established as essential or desirable for the establishment, development, and operation of the A-Power aquaculture system.

In an APT designed fish growing system; fish produced are free from diseases commonly associated withoutdoors aquaculture methods. The system is fully integrated, automated and climate-controlled, and with strict water quality management, the APT fish growing system creates a stress-free environment for the fish. These ideal growing conditions enable improved productivity, mortality rates of less than 8% and a feed-to-fish conversion ratio of 1:1 for pallet feed and 2:1 for non-pallet feed.

The system is housed on land in an enclosed environment under fully controlled conditions, and by avoiding contact with any outdoor contamination and using treated water; APT RAS produces healthy farmed fish guaranteed free of antibiotics and other pollutants.

It is an environmentally friendly system that recycles all water used in the farm. It enables the consistent year round production and supply of fish in the vicinity of urban areas. The RAS has been commercially applied in Europe and Australia for the past 30 years and APT has been commercially developed and used in Australia since 1998. However the RAS and APT are relatively new to Asian countries, including China.

APT is not a patented technology as it was developed upon the platform and principles of the RAS, but many component parts of the APT fish farms or the improved version thereof were designed and/or developed by Capital Award, such as the

·	Solid waste filter and separator;
·	Micro-bio filter for the treatment of soluble wastes;
·	Oxygen injector;
Steam generated heating compartment (optional, depending on the species of fish to be grown);
·	Ultra violet light disinfection chamber;
·	Air blower configuration;
·	Designs of the grow-out tanks;
·	Designs of the quarantine station;
·	Designs of the nursery station;
·	Designs of the farm’s fish storage tanks; and
·	Designs of stock feed processing lay-out plans.

APT is a unique system as it is coupled with the farm operation’s management system and support services developed by Capital Award, which include

·	systems for rotational stocking of fish and rotational harvesting of fish, designed to stock the growing fish tanks with certain variety of fish of certain sizes and age group at pre-determined intervals, to provide constant production of multiple varieties all year round or as and when the markets require;
·	quality control systems to keep the quality of the water and production in check;
·	disease control and prevention system to enhance better production cycles of the farms;
·	maintenance programs to ensure the smooth running of the farms’ equipment; and
·	training programs on standard operating procedures for employees.

A standard A-Power Module has a surface area of 70 square meters and contains approximately 145 cubic meters of water.

The APT system is designed to attain economic efficiencies in the areas of reduced energy requirement, water usage, labor cost, low fish mortality rates and good feed-to-fish conversion rate, as compared to the conventional methods of fish farming.

Items of comparison	APT farms	Conventional farms

Surface area measured for productivity	25 tons per year per 72 m2	0.5 tons per year per 660mi

Water capacity measured for productivity	25 tons per year per 100 m2	0.5 tons per year per 1320mі

Labor content	One worker per 50 tons per year	One worker per 6 tons per year

Water usage	Minimal	100% Changed every year

Energy requirement	2.5% cost of production	No specified records

Quality standard	Can be organic or non-organic. Guaranteed free from chemical and pollution of export standard	No consistency Not of export quality

Harvesting	All year round	Once or twice annually

Subjecting to seasonal variation	No	Yes

Subjecting to external predators and diseases	No	Yes

Usage of antibiotics and chemicals	No	Yes

Environmentally friendly	Yes	No

Live span of major plants & equipment	25 years or more	Two years

Average Gross profit	Minimum 60% of sales value, depending on the species of fish grown	No accurate calculation

Averaged mortality rate for the Grow-out	8% or less	Above 25%

Average of feed to fish conversion rate	2 to 1	4.5 to 1

Fish Farm Development

As of February 29, 2012, Capital Award has three fishery development projects in progress; their status summarized as follows:

(1) 1st Demonstration fish farm is situated at district of Enping City, it was built and completed for operation since February 2011 and is now in production operation.

(2) 1st Demonstration prawn farm is also situated at District of Enping City. Its development was started in June 2011and expecting completion for production operation on or before July 2012.

(3) 2nd Fish (and Eel)Farm is situated at District of Jiangman City. Its development was started in May 2011and is expecting its Phase (1) to be completed within year 2012, and Phase (2) development starting in January 2013 with production operation beginning by year-end 2013.

(4) 2ndprawn farm is situated at District of Zhong Shan City. Its development was started in November 2011 and is expecting its Phase (1) to be completed for production operation by the end of April 2012, and Phase (2) will be completed for partial production operation on or before the end of December 2012.

(1) 1st Demonstration fish farm development

On January 15, 2010, we executed a service and consulting contract with a group of Chinese businessmen (“Chinese Businessmen”), wherein Capital Award would supply the equipment and provide consulting services for the installation and construction of the fish farm and the related supporting services in Enping City, Guangdong Province of the People’s Republic of China. It was a term of the Consulting Service Agreement that the parties thereto would form a Sino-foreign joint venture company (SFJVC) for the operation and management of the fish farm, and that Capital Award would have the right to nominate its associate company or a company within its group of companies to substitute Capital Award as a party to the SFJVC. Upon the nomination of Capital Award, Tri-Way entered into a joint venture agreement with the Chinese Businessmen to incorporate SFJVC to be named as Enping City Bi Tao A Power Fishery Development Co., Ltd. to own and operate the fish farm in accordance with the terms and conditions as prescribed therein.

The farm in Enping is being designed to have a production capacity of 500 metric tons of fish per year. We agreed to provide services amounting to about $3.5 million, which included APT sub-license fees of $400,000, part of the plant and equipment costs up to $2,500,000 including grow-out tanks and related installation, supervision and consultancy in the building of the farm structure, training of workers and other associated professional services amounting to $600,000. The Chinese Businessmen are funding this capital development. The species of fish intended to be grown in the Farm will be the “Sleepy Cod”, a Chinese species which we believe is in demand in the local market. It commands, on average, a wholesale price of US $23.00 (live fish) to US$27.00 (live fish) per kilogram, based on recorded prices as of December 31, 2011 and June 21, 2011, respectively.

The current progress report on the fish farm development as of December 31, 2011 is as follows:

•	All land clearing, leveling and fencing at the development site have been completed.
•	All soil testing, water quality testing and water in flow rate testing has been done.
•	Majority of the plant equipment has been delivered.
•	Construction of the farm buildings has been in progress and within schedule (subsequently the construction of the fish farm was completed on November 26, 2010).
•	Construction of all 16 fish tanks were constructed, fully installed and fitted on December 5, 2010, and since the end of December 2010, the farm underwent a nurturing period to nurture and to grow filtration bacteria needed in the tanks for consumption of bio-mass. As such, we expected that the tanks would be ready for stocking fingerling to grow-out into marketable size fish on or before the mid-February 2011. We had targeted the first sales to begin by July 2011.
•	Contracts on the provision of related services and consultancies needed for the operation of the farm have been organized. By December 26, 2010 a new management team for the operation of the farm had been recruited consisting of 10 personnel including the farm manager, supervisors, skilled and non-skilled workers.
•	300,000 fingerlings had been ordered for delivery from September 2010 through November 2010. At our last inspection at the supplier’s farm on August 18, 2010, the fingerlings were an average size of 60mm and growing healthily. In anticipation of a possible colder early winter, we subsequently at the end of November 2010 helped our supplier to install heating systems to cover their outdoor farms where our fingerling were being kept; ensuring that they would not suffer from any adverse effect arising from severe winter weather. The aforesaid measure was timely effective as Southern China had experienced one of its coldest winters in the early weeks of January 2011.

As of December 31, 2010 the Chinese Businessmen had funded just under US $3.9 Million for the development of the Fishery, which covered the cost of the following:

▪	Standby diesel powered generator capable of providing electricity during outages;
▪	All underground and surface drainage, water works and electrical connections;
▪	Heating provided by boiler driven heat exchangers capable of heating each tank’s water 6°C in 30 minutes
▪	Dry storage of approximately 9,000 m²;
▪	Guard house, office and staff quarters to handle up to 15 personnel;
▪	Farm building measuring over 4,000 m² housing16 grow-out tanks each with the capacity to hold up to 120,000 liter of water with built-in solid waste and soluble waste filters, ultraviolet and O³ disinfectors, and aerators that will have the capacity to grow-out an average of 25 tons of fish per tank per year;

▪	A nursery facility that has the capacity to grow-out 2 million fingerlings per year from 25mm per piece to 100mm per piece;

▪	Freezing and cool room facilities;

▪	Feed processing facilities and feed preparation rooms;

▪	Landscaping areas covering more than 15,000 m² and all boundary fences of the complex; and

▪	External water holding tanks with total holding capacity of more than 3 million liters of water at any given time, supplied by 4 underground bores of various depth measuring from 80m to 150m.

At January 31, 2011, all developments mentioned above were completed and the fish farm in operation.

Subsequently the Chinese Businessmen needed to provide a further sum, estimated at up to US $1.3 million, as working capital to cover the following items within an 8 month period before incomes could be generated from the sale of fish:

•	Up to 2 months for trials and testing of plant and equipment, and water, nurturing of bacteria, trial growing and recording of sample species of fish to be grown in the farm, etc.; (This was completed as of February 28, 2011)
•	Training of staff and workers; (Completed by February 28, 2011)
•	Purchase of operational feed-prep equipment, office equipment, and laboratory instruments, etc. (Completed by February 28, 2011)
•	Up to 8 months of administration and operation expenses; (Completed by August 31, 2011)
•	Stocking of spare parts and components and feed staff etc.; (On-going) and
•	Gradual rotational stocking of fingerlings in the farm from February to March 2011 in order to achieve the targeted sales of grown fish from July 2011 onwards. (25,000 Sleepy cod fingerlings and 50,000 prawn fingerlings were stocked on February 15, 2011, and the next batch consisting of 250,000 sleepy cod fingerlings had been stocked on March 15, 2011).

Production activities of this fish farm started from February 2011.

Between March to June, 2011, collectively the farm was stocked with over 120,000 pieces of fingerlings (measuring from 20mm up to 30mm / pieces), and in between time, the farm also was stocked with larger sized fingerlings and fish stocks of various sizes.

Commencing from June 2011, the farm has been consistently and on a monthly basis producing and selling fish that have been grown to marketable sizes (from 450g/fish and larger).

In this respect, Capital Award is the marketing and sales agent of the farm such that Capital Award supplied fish (and fingerling) stocks to the farm, and, in turn, generated fish sale revenue by buying all of the marketable sized fish produced by the farm and reselling them to wholesalers.

Supplies of Fingerling Stocks and Feed Stocks, in general;

Presently, fingerling stocks of Sleepy Cod are readily available in the PRC, but they are not disease free (DF) fingerlings. However, a nursery, quarantine station, and laboratory have been developed on the fish farm in Enping. Capital Award provides the training of and education for the farm staff for the development of DF fingerlings so that the Sleepy Cods fingerlings will be DF certified before being released into the grow-out tanks. A farm of annual capacity of 500 MT when fully developed will require over one million fingerlings within one full year of operation.

“Blue bait,” which is an ocean captured small baitfish available in the PRC, is used as the raw feed material for Sleepy Cod. Capital Award’s personnel on the preparation and formulation of the fish feed train workers at the farm.

With respect to the Supplies of Fingerling Stocks and Feed Stocks of 1st Demonstration fish farm:

From the experience gained in 2011, we discovered that this farm has the ability to grow-out larger sleepy cods (i.e. from 250g/fish and larger) to marketable sized fish efficiently and economically (i.e. better feed conversion rate, growth rate and less risk of disease, etc.). The table below reflects our recorded growth and feed conversion rates as of December 31, 2011.

Initial size grown to marketable size	Time required	Feed required
From 200/250g grown to 500g	4 months	3 kg of blue bait
From 250/300g grown to 500g	3 months	2 Kg of blue bait
From 300/350g grown to 500g	2 months	1.5 Kg of blue bait
Average of mortality rate; less than 0.6% per month

Therefore a supply contract was executed with Guangzhou Jingyang Aquaculture Co. Ltd. on November 17, 2011 to supply the farm with SPF sleepy cod stock (from 250g/fish and larger) and blue baitfish from April 2012 to March 2014.

This in turn provides the foundation to achieve targeted sales revenue of $13.5M and $21.5M based on the output of 500 MT and 800 MT in 2012 and 2013, respectively.

Sales of Fish

Sleepy Cod, especially being supplied live, have good niche markets in the local Chinese markets as well in other Asian markets. As such, Capital Award aims at mainly selling live fish, anticipating that local wholesalers and distributors will pick up their purchase orders directly at the farm, eliminating the farm’s concern with issues of delivery and logistics. All fish produced from the farm will have uniform quality standards, i.e. they will be free of any chemical and other pollutants, and will be marketed and promoted accordingly.

Currently, Capital Award has sold all of the 1st Demonstration Farm’s production to a few wholesalers in the Guangzhou Fish Market. Therefore, it is not necessary at this juncture to carry out any promotional programs, although samples of fish had been sent to a few well-known restaurants and marketing outlets in other big cities in China on a trial basis with positive reception.

As of December 31, 2011, the 1st Demonstration farm has produced and sold over 191 MT of marketable sized fish based on the rotational stocking system (i.e. stocking larger sized fish and turning them back out into the market at a faster rate).

(2) 1st Demonstration Prawn Farm Developments

Enping City A Power Prawn Culture Development Co., Ltd (Name of the SJVC, pending approval)

On February 11, 2011, Wei Da Xing and Capital Award Inc. entered into a joint venture agreement, in accordance with the laws of Sino Foreign Joint Venture Enterprises of the People’s Republic of China and other relevant regulations to incorporate a Sino-foreign joint venture company at No. 1-5, 1st Floor, JiangzhouShuiZha Office Building, No 19, Jiang Jun Road Jiangzhou, Juntang Town, Enping City, Guangdong Province of the People’s Republic of China, to be tentatively named as Enping City Bi Tao A Power Prawn Culture Development Co., Ltd (“SFJVC”).

The Parties’ purpose in establishing the SFJVC is to develop a prawn farm that produces high quality fresh prawns and products through the application of modern aquaculture technology and related management systems, developing a competitive edge toward sustained international markets while providing economic benefit to the Parties and generating socioeconomic benefits to the surrounding communities, as a whole.

The production capacity will be 2,000 MT of quality fish and prawns per year.

•	It is estimated that the construction of the Prawn farm will be completed and operational by July 2012; targeted production for operational year (1) is 250 MT of prawn.
•	From the second year of operation to the fifth year of operation, the production will be increased gradually to its final annual productivity of 2,000 MT per year, including the production of more than 3 species of fish and prawns.

The tenure of the SFJVC shall be for a period of 50 years. The SFJVC’s Board of Directors may decide to extend the tenure of the SFJVC by applying to the China Business Registration Department (or its related authorized approving authority) within 6 months from the day of expiry, thereof.

The total investment capital of the SFJVC is US$5 million to be invested over a period of 5 years, whereas the Registered Capital of the SFJVC shall be US$100,000 for the first year and be increased gradually to US$5 million by the fifth year subject to the decision made by the Board of Directors of the SFJVC at the time.

The parties’ respective capital contribution in the 5 years is as follows:

•	First Year: Wei Ds Xing shall contribute US$80,000 in cash and Capital Award shall contribute US$20,000 in cash.

•	From the second year onward, Capital Award shall have the option to increase its share of equity interest in the SFJVC, and the parties will contribute their share of equity stake (or to increase part of the SFJVC’s registered capital by means of converting the SFJVC’s assets) in accordance with the guidelines as shown in the Table below:

First Year

Parties	Change of equity interest up to	Assets that may be converted	Maximum % that will be converted

Wei Ds Xing	75%	Cash	10%
		Plant and equipment	25%
		Property	25%
		Land Use Right	10%
		Other	5%
		Total contribution of Wei Ds Xing	75%
Capital Award	25%	Cash	25%

Second Year Onward

Parties	Change of equity interest up to	Assets that may be converted	Maximum % that will be converted

Wei Ds Xing	25%	Cash	2.5%
		Plant and equipment	6.25%
		Property	6.25%
		Land Use Right	2.5%
		Other	1.25
		Total contribution of Wei Ds Xing	25%
Capital Award	75%	Cash	75%

Schedule of Registered Capital Payments:

In the first year, the Parties hereto shall pay US$100,000 in Registered Capital to the SFJVC in accordance with their respective share of equity interest in the SFJVC within 6 months from date of issuance of the business license of the SFJVC. From the second year onward, the Parties shall pay their respective share of contribution of the Registered capital in the manner as mentioned above and in accordance with the time schedule as set forth by the Board of Directors of the SFJVC as and when it shall be necessary.

If either of the Parties hereto shall decide to sell all or part of its equity in the SFJVC to any third party, the selling party is required to obtain consent of the other party before such sale, and shall grant the first right of refusal to the other party on similar terms under the intended sale.

The responsibilities of Wei Ds Xing:

1.	To pay its share of the Registered Capital in a timely manner.
2.	To apply to relevant Chinese Authorities in order to obtain the official approval, registration and business license for the incorporation of the SFJVC.
3.	To apply to the Land Authorities of China to obtain official approval of the Land Use Right of the project land.
4.	To introduce and to organize all local sub-contractors and contractors to carry out construction work relating to the scopes of civil engineering, designs, building and all other related matters for the SFJVC for the purpose of developing the fish farm.
5.	To introduce to and to organize all local suppliers and manufacturers for the SFJVC such that the SFJVC will be able to obtain supplies and manufacturing of plants and equipment for the fish farm.
6.	To apply to the customs authorities and to obtain import clearance for all imported plant and equipment of the fish farm and to arrange local transportation for the delivery of the imported plant equipment to the project site.
7.	To introduce to and to organize all local contractors and sub-contractors for the SFJVC such that the SFJVC will be able to construct and to connect all basic infrastructure and utility services needed at the project site of the fish farm.
8.	To assist the SFJVC in recruiting Chinese management personnel, technical personnel, workers and other workers needed for its fish farm.
9.	To assist foreign workers and staff of the SFJVC in their applications for entry visas, work permits and other associated local traveling arrangements.
10.	To co-ordinate other general necessities requested by the SFJVC from time to time during the development period of the SFJVC.

The responsibilities of Capital Award:

1.	To pay its share of the Registered Capital in a timely manner.
2.	To organize and to arrange supplies, purchases, delivery and related matters of all imported plant equipment needed by the Fish Farm.
3.	To organize and to arrange all transportation and related logistics needed for the importation of imported plant equipment for delivery to the appropriate sea port in China.
4.	To provide qualified technical supervisors, personnel and inspectors for the installation and commissioning of all plant equipment of the fish farm.
5.	To provide training to the personnel and workers needed for the operation of the fish Farm.
6.	To ensure that the performance of the Fish Farm (including but not limiting to the productivity and durability of the Fish Farm) will be reached within the targeted schedule.
7.	To assist the SFJVC in other matters related to the Fish Farm Development works as and when requested by the SFJVC.

Consulting Agreement

An AP Technology Consulting Services Agreement between Capital Award and a Group of China Parties represented by Mr. Wei Da Xing (“Employer”) was executed on February 11, 2011 under which the parties agreed to build and develop a prawn farm using the AP Technology System at a site in Enping District, Guangdong Province within close proximity to the HangSingTai HU Plantation, Enping with the exact location to be determined after inflow water quality and quantity, and soil testing that will be carried out on various blocks of land in the Enping District.

The Parties agreed to apply to the China Authorities to form a Sino Foreign Joint Venture Company (hereinafter called “SFJVC”) to develop the Project. Prior to the official approval of the SFJVC the Employer shall be responsible to provide funding for the development needs of the Project, and, upon the official establishment of the SFJVC, the Parties agree to transfer this Agreement to the SFJVC wherein the SFJVC will become responsible to fund the required development of the Project. The Parties further agreed that after the official formation of the SFJVC, the SFJVC would reimburse the Employer for amounts paid by the Employer on the Project prior to its official formation. Capital Award shall provide technical service to the Employer prior to the official formation of SFJVC for the development of the Project.

Progress report of the 1st Demonstration prawn farm development (as of December 31, 2011):

Description of work	Current status
Design and Engineering drawings	Mostly completed
Infrastructure, utilities, and land work	Mostly completed
Road work and drainage	Partially done
Farm Buildings and construction	Half way completed
Tank construction and fittings	Started
Water wells and supplied tanks	Started
Filtration systems construction and fittings	Starts in June 2012
Heating and heat exchange systems	Starts in June 2012
Plant and equipment supplies	Partially supplied
Supervised trial runs	Starts in July 2012
Training of operators and staff	Starts in August 2012
Estimated time of completion of construction	On or before August 31, 2012
Estimated time of starting production operation	On or before October 31, 2012
Estimated final contracted value	RMB 56.25M (US$8.989M)
Invoice billed as of 12/31/2011	US $7.35M

(3) 2nd Fish (and Eel) Farm Development

On May 18, 2011, a consulting and servicing contract was executed between CA and GaoQiang Aquaculture Farm of Jiangman City for the construction and development of an APT Fish and Eel farm at a 60 Mu (about 9.5 acre) block of land situated at XinHin District, Nan Zhu Village, Qi Bao County, Xinhui District, and Jiangman City, Guangdong Province. The development will be built-out in two phases.

* Phase (1) involves the development of a fish farm based on 16 APMs, staff quarters, an office, dried goods and refrigerated storage, processing facilities, etc. Current status as of March 1, 2012:

Description of work	Current status
Design and Engineering drawings	Partly completed
Infrastructure, utilities, and land work	Partly completed
Road work and drainage	Partially done
Farm Buildings and other construction	Targeting to start building on or before June 30, 2012
Ground work	In progress; estimated completion June 2012
Tank construction and fittings	Depending on Ground work; targeting July 2012
Water wells and supplied tanks	Scheduled to be completed August 2012
Filtration systems construction and fittings	Scheduled to be completed September 2012
Heating and heat exchange systems	Scheduled to be completed September 2012
Plant and equipment supplies	Partially supplied
Supervised trial runs	Starts in November 2012
Training of operators and staff	Starts in December 2012
Estimated time of completion of construction	On or before the December 2012
Estimated time of starting production operation	On or before the end of March 2013
Estimated final contracted value	RMB65M (or US$10.38M)
Invoice billed as of 31.12.2011	US$5.86M
Designed Production Capacity of the farm	Minimum of 500 MT/year

Among other terms and conditions of this contract, options have been granted to Capital Award:

•	For Capital Award to buy up to 75% of the developed farm within 3 years from the date of contract, and
•	For appointing Capital Award as it sole marketing and sales agent for the marketing/sale of its products.

* Phase (2) of the development will involve the development and construction of an additional 16 APMs and other processing facilities; expected to commence after the completion of Phase (1).

(4) 2ndPrawn Farm development

On November 18th 2011, Capital Award has been awarded a two phase service and consulting contract to develop a second prawn farm valued at up to $21M in San Jiao Town, Zhong Shan City, Guangdong Province, PRC.

The servicing and consulting contract is to develop and construct a Prawn Hatchery and Nursery station on a six-acre block of land with the capacity to produce some 2.8 billion Prawn Fingerlings in its first year of operation.

The project is divided into two phases with the first phase approved. Phase one construction has already commenced with completion expected in early April 2012. Construction under phase one includes infrastructure development, utilities, staff quarters, office and Prawn hatchery and nursery construction. Phase one of the project is expected to generate approximately $8.08M in revenue for the Company.

Phase two of the project, which requires additional approval, includes the development and construction of a Prawn Grow-out Farm consisting of 16 APM indoor units and the conversion of twelve acres of outdoor ponds for use with the APM technology. Phase two is expected to start in mid-2012 and be completed by year-end 2012. The contract is expected to generate revenue up to $21M for 2012, which represents almost 85% of our revenue generated from Capital Award’s consulting and servicing contracts in 2011. We expect this trend to continue as more interest develops for this technology in China.

On March 1, 2012 a Form 8K (SEC) had been filed with the Servicing and Consulting Contract as attachment. Among other terms and conditions of this contract, options have been granted to Capital Award, namely:

•	For Capital Award to buy up to 75% of the developed farm within 3 years from date of the contract, and
•	For appointing Capital Award as it sole marketing and sales agent for the marketing/sale of its products.

As of March 1, 2012 the progress report on this development is reflected in the Table below:

Description of work	Current status
Design and Engineering drawings	Partly completed
Infrastructure, utilities, and land work	Partly completed
Road work and drainage	Partially done
Farm Buildings and other construction	Just about completed
Laboratory and levy production construction	Partially completion
Tank construction and fittings	Partially done
Water wells and supplied tanks	Completed
Filtration systems construction and fittings	Partially done
Heating and heat exchange systems	Completed
Plant and equipment supplies	Partially supplied
Supervised trial runs	Starts month end March 2012
Training of operators and staff	Started
Estimated time of completion of construction	On or before the end of March 31, 2012
Estimated time of starting production operation	On or before the end of April 2012
Estimated final contracted value of Phase (1)	RMB51M (US$8.08M)
Invoice billed as of 31.12.2011	US$2.406M
Designed Production Capacity of the farm (Phase 1)	Minimum of 5 Billion pieces of prawn flies/year

Supplies of Brood stocks

In recent years the prawn aquaculture industry in China has been curtailed for the following reasons:

•	Increasing cost of land and labor
•	Increasing industrial water pollution
•	Inbreeding of brood stocks resulting in a limited number of suppliers of healthy prawn flies that can be reliably grown into larger sized prawn.

Our AP Technology has the ability to overcome these problems, except for inbreeding. Therefore we have obtained freshly supplied brood stock from Vietnam and Cambodia to develop into second generation breeding stock, insofar that reports from our laboratory show that our second-generation breeding stocks are producing healthy flies. Management is confident that this farm will supply the local market with good healthy prawn flies for the local farmers to reliably grow into adult prawns acceptable to the local market.

Sales of Prawns and prawn flies (or fingerlings)

There is huge demand in the China local markets for both prawns (live and frozen) (tens of millions MT/year) and prawns flies (hundreds of billion pieces/year), and their wholesale price is very seasonal (i.e. small sized prawns counting from 80 to 100 pieces per kg vary from US$2/kg during heavy supply season (July to October) to US$7/kg during short-supply season (November to June). Large sized prawns counting from 10 to 15 pieces/Kg vary from US$8/kg to US$24/kg during said respective seasons.

However, sales of prawn flies are basically timed between April to October during the late spring to mid Autumn of every year (except the supplies to our APT farms, which would be all year round), and this year their wholesale prices are anticipated to be much higher than in 2011(estimating at least 35% more or higher). The average 2011 prices were for 80 to 100 count sizes at US$28 to US$38.3/10,000 pieces of first generation Mexican White; US$11.65 to US$21.6/10,000 pieces of 2nd generation Mexican White flies; and US$59/10,000 pieces of well known Asian species.

Management is targeting to generate upwards of US $10M in prawn flies sales revenue supplied by this farm in 2012.

Other Fish sales of Capital Award:

On March 3rd, 2011 a contract was executed between Capital Award and GaoQiang Aquaculture Co. located adjacent to the 2nd Fish Farm specified above at XinHin District, Nan Zhu Village, Qi Bao County, Xinhui District, Jiangmen City, Guangdong Province, for the growing of 600,000 pieces of sleepy cod from fingerlings (average sizes of 30mm/piece upward) to marketable sized fish (minimum of 500g/fish) within two years.

The contracted grow-out cost including cost of fingerlings or fish stocks, all feed, medication, supplementary, labor and all other associated growing costs is based on RMB40 (US$6.50) per 500g grown fish for a total contractual cost of RMB24 million (US$3.85M), payable evenly and monthly at RMB4 million (US$650K) per month commencing from March 15, 2011.

Between December 15 to 23, 2011, there were almost 60,000 fish (total weight around 30 MT) sold by Capital Award at an average of RMB150 (US$24.20)/Kg from this contract. Due to a winter spell the growth rate of the fish was negatively impacted for two months, such that, the next fish sales from this contract is anticipated to resume sometime in March 2012.

Future Sale of Fishery Plant and Equipment and Consulting Services

In 2008, management of Capital Award studied the feasibility and viability of engaging a number of the Chinese manufacturers and factories to manufacture the main parts and components of the APT Module in the PRC and then assemble the parts and component by Capital Award’s own team of workers. The finished plants and equipment were found to be comparable to most imports in terms of quality standard, but at a cost savings of up to 55% less. Based upon this experience, Capital Award committed to having up to 60% of the plant and equipment required for the farms manufactured in the PRC, and assembled by its own team of workers at the fishery project sites as required by the purchasers of the fish farms.

In 2011 we experienced having up to 90% of the APT farms’ plant and equipment supplied and sourced from local manufacturers, and, thus far, their performance has been comparable to the quality standard of similar imports.

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

We believe that competition within the industry is based principally on a combination of quality, price, design, responsiveness, reputation, production capacity, and follow-up customer service. We distinguish ourselves from our competitors by being focused on RAS technology.

There are really no competitors in the PRC as far as RAS farms are concerned. We provide and support the APT fishery development with complete services from the design of a farm’s lay-out and farm building’s structure to all filtration systems; from the supplies of core plants and equipment to their maintenance services; from training of workers to full management of operation services; and from the development of SPF fingerlings to the sales and marketing of the farmed fish and fish products. There are no other RAS suppliers in the PRC providing what we have provided for our clients in the PRC. Our teams of management have significant experience in the industry that covers all aspects of the industry, including RAS technologies know-how, management of farm operation, training of operators and extensive knowledge of the markets and sales.

With respect to fish sales, we are competing against growers/suppliers of fish and fish products of sub-standard quality, estimated as supplied to the local markets in the tens of millions metric tons per year. There is in fact no commercial farm in the PRC producing chemical and pollution free fish. Our quality fish and fish products will be competing against high quality imports, consisting of mostly frozen items, which are being sold at premium prices. We are confident that our live or fresh chilled fish and fish products will have a competitive edge as logistic/transportation costs will be less, allowing us to pass on the cost savings.

We also believe that by building the APT farms in the PRC, it will significantly reduce the investment capital required, as it would be costlier to have them built in other countries. By reducing demand for development capital, the cost of production and sales of the fish will be reduced, wherein the competitive advantage of our fish and fish products will dramatically increase..

Patents, Trademarks & Licenses

We do not have ownership of any patented or trademarked intellectual property. The APT was designed and developed by Infinity Environmental Group, a Belize corporation. Capital Award was granted a Master License for APT for the territory of the PRC on August 1, 2006 for a term of 60 years. Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with a condition that the Company was required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008. This license allows the Company to develop, service, manage, and supply A Power Technology Farms in the PRC using the A Power Technology. The Company has met all payment obligations to Infinity as follows:

Date	Description of transactions	Payments US $	Amounts Due US $	Balance US $
07/31/2007	Due to Infinity for the contractual 500 units of APM		2,500,000	2,500,000
12/20/2007	Payment made to Infinity under our CR#(08) Infinity 20.12.07	2,500,000
01/07/2008	Due to Infinity for an additional 500 units of APM contracted to one of our clients in 2008		2,500,000	2,500,000
09/18/2009	Payments made to Infinity under our CR#001	2,500,000		0
12/31/2010				0

We also have rights to a different RAS Technology, which we don’t intend to use in our fishery developments in China, however, it still may be useful and applicable in other countries, (i.e. Vietnam or Indonesia etc.), so we have left these rights on our balance sheet at minimal value. They are not the same as the rights we are using as described above.

Capital Award subsequently has made many improvements to the plant and equipment to suit the conditions in the PRC, and has developed operating techniques and procedures, which Capital Award has established as essential or desirable for the establishment development and operation of the APT farms.

Our APT prawn farm technology was expanded from the similar basic principle of the RAS technology. All related improvements and designs and operation procedures and techniques were uniquely developed and fine tuned by the Company with many practical applications, especially when used for the growing of prawns, eliminating many problems associated with in the prawn aquaculture industry compared to when using the old and traditional technology systems.

Environmental Matters

All new developments such as the fish farm in the PRC are required to furnish an Environmental Impact Assessment (“EIA”) Report to the local authorities. The Environmental Impact Analysis (EIA) was submitted together with the aforesaid SFJVC agreement to the relevant PRC Authorities on October 29, 2010 in application for the formation of the SFJVC. Normally, the approval process takes up to eight months from the date of submission.

As of 12/31/2011 the relevant authorities have approved our APT farm development, and we do not expect any issues rose regarding our future submissions for APT farms and projects.

Significant Events that may affect Fishery Operational Cash Flow:

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

This appeal is still pending as of March 01, 2012.

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

Business Plan and Direction of Capital Award: (Please refer to the MD&A section).

Subsidiary II.

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd.:

Macau Eiji Company Limited (“Macau Eiji”) is a 100% owned subsidiary incorporated in the Special Administrative Region of Macau, the PRC. Ten-percent (10%) of the equity interest in Macau Eiji has been registered in the name of Mr. HUNG Moon Cheung in compliance with the requirements of the laws of Macau on ownership of a company incorporated in Macau by non citizens of Macau, and the same is being held by Mr. HUNG Moon Cheung in trust for and, for the benefit of, Sino Agro Food, Inc. pursuant to a Deed of Trust duly executed by said Mr. HUNG on December 20, 2007 in favor of Sino Agro Food, Inc.

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

HST is engaged in farming of HylocereusUndatus, commonly known as Bean Capers or Pitaya or Dragon Fruit(“HU Plants”), at Juntang Town, in the City of Enping, Guangdong Province of the PRC.

We currently generate revenue by:

·	harvesting the green flowers from the HU Plants before they mature into fruits and sell them as vegetables;
·	drying the green flowers harvested and selling them as dried vegetables for human consumption; and
·	processing and packaging the dried and fresh flowers into salted, pickled and in-brine vegetables.

All dried, processed and packaged green flowers are to be sold throughout the year, even after the HU Plants’ flowering season, which runs from July through October.

Harvesting and Sales of HU Plant Green Flowers

HST has over 1,095.58 mu (Chinese acre), equivalent to approximately 181.79 acres of land available for growing and processing HU Plants under Land Usage Rights granted for a term of 60 years having commenced in May 2007. The land is located in the City of Enping in the southwest of Guangdong Province situated in the Zhujiang Delta Region. It is 150km from the Guangzhou City and 250km from Hong Kong and Macau with good freeway access to/from these cities.

Enping is ideally suited for growing HU Plants because it has a tropical monsoon climate with short winters and long summers. It is warm in the winter and cool in the summer with abundant rainfall. It is one of the few areas, which have not been overtaken by the progress of industrialization. Before 1989, there were over 100,000 mu of HU plantation, situated among the fast growing districts in Guangdong Province, supplying HU flowers and products to the local and South East Asian markets. Now there are less than 3,000 mu of HU Plantation left of the old growing districts due to the industrialization progress of recent years.

A HU Plant normally takes three years to reach maturity, which means that:

·	Year 1 plants yield only about 10% of green flowers, as compared to the matured plants.
·	Year 2 plants yield about 50% of green flowers, as compared to the matured plants.
·	Year 3 (matured) plants yield an average of 120,000 green flowers per year per mu for 25 years, the average production life span of a HU plant.

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

Out of HST’s land holding, 187 acres were planted with HU Plants from late 2007 to current day consisting of 47 acres of 3 year-old and 88 acres of 2 year-old plants with the balance in new and 1 year-old plants.

In 2008, the Year 2007 planting showed a yield average of 7,500 flowers per mu in a year, resulting in a total yield of over 2.15 million pieces of flowers harvested and sold as fresh flowers. In 2009, Year 2007’s planting yielded over 16.5 million pieces of fresh flowers, whereas Year 2008’s planting showed a total yield of 2.5 million pieces of fresh flowers. Total harvesting for the season of 2010 was at about 31.5 million pieces of fresh flowers.

Sales of Dried Flowers Products after the Installation of the Drying and Processing Facilities

HST began in 2009 to develop the facilities for the drying and processing of the green flowers into value added products such as portion packed “Steamed and dried flowers,” “Naturally dried flowers,” and “Favorite dried flowers.”In mid June, 2009, the construction and fitting out of drying houses, for drying up to five metric tons of fresh green flowers per day, was completed on a 6,600 square meter plot. The cool room facility and the associated packaging facility were completed in March 2010. Thus, the drying and processing facilities should be fully operational for the 2011 season’s harvest.

All of our drying and processing facilities were developed using the traditional drying and processing systems and methods that have been used in the industry in the PRC for decades. The traditional drying and processing methods are simply straightforward processes as follows:

·	All harvested green flowers will be stored and kept cool in the cool room while waiting to be processed.
·	They will then be steamed in batches at boiling temperature for less than 15 minutes. The naturally dried flowers will require washing and grading. Flavored dried flowers will be aromatically cured after steaming.
·	Thereafter, they will be transferred to the drier to be dried at 140°Celsius for about 3 hours, and at gradually decreasing temperatures for another 5 hours.
·	Packaging procedures then follow, then
·	They are stored and sold through the winter period until next harvest season.

Although these traditional facilities are less expensive to build than facilities using more modern dryers and processors, they are more labor intensive. We’ve chosen the more traditional method because of:

·	easy access to an affordable pool of labor in the Enping region, which, at the same time, creates jobs of or the local community.
·	our experience in the industry dictates that these traditional systems and methods produce the end-product qualities much preferred by the local markets.
·	these facilities located in the agriculture districts are regarded as temporary agriculture facilities, and, as such, prior approval of the regional council is not required as long as the village committee of the County has been duly informed, accordingly. In this respect, we have the consent of the village committee for the erection of the facilities.

At present, all dried flowers are being sold locally to the regional wholesalers and distributors. They practically purchase the dried flowers from our factory as soon as our products are ready for distribution, with any stock of dried flowers hardly remaining by the end of December, each year.

Marketing and Sales

Fresh and dried flowers of HU Plants have been marketed in the PRC as well as in other Asian countries as a form of traditional health food for the Chinese population for many centuries.

However, the shelf-life of fresh flowers is very short; maximum shelf life of about 3 days in non-refrigerated condition, and of about 7 days when stored at temperature of 15 Degrees Celsius. In most wet markets in the PRC, the distributors normally do not have refrigerated facilities, and, as such, during the harvesting seasons the distributors do not have the capacity to sell all fresh flowers being produced across the country.

It is therefore essential for bigger growers, such as us, to equip the farm with drying, cooling and packaging facilities capable of spacing out product all year round.

We had enough drying, cooling and processing facilities to handle the processing of fresh flowers produced on our own farm for 2010. However, as we plant more acres of HU Plants, we will need to increase the capacities of our drying and process facilities, accordingly.

Fresh green flowers of HU Plants are normally sold as fresh vegetables to more than 25 wholesale markets around the City of Guangzhou. There are many wholesalers buying dried and processed flowers directly from the processing factories, eliminating the need to sell them directly to wholesale markets.

The wholesale prices for the dried HU flowers have risen from an average price of US$4.68 per kilogram in 2007 to US$5.85 per kilogram in 2008. In 2009, our average selling price was at US $7.06 per kilogram. As of December 31, 2010, the average wholesale price was recorded at US$7.23per kilogram.

Progress report of HST 2011 quoted earlier in our Q2 and Q3 2011 reports:

The 2011 season started very nicely having harvested over 11 million pieces of fresh flowers during the month of June, which is exceptional compared to the previous year, and this trend continued into late August producing over 29.5 million pieces of fresh flowers during the quarter; making a total harvest exceeding 40.5 million pieces for the June through August period. Larger volume of production during this quarter attributed to lowering the cost of production to RMB0.125/piece of fresh flowers and RMB11.95/Kg of dried flowers compared to June’s cost at RMB0.18/piece of fresh flowers and RMB13.63/Kg of dried flowers.

During the third quarter there were about 10 million pieces of fresh flowers and 357 tons of dried flowers sold resulting in over RMB20.77 million (US$3.29M) of revenue generated for this Quarter.

However, the region experienced extremely dry weather conditions throughout September resulting in a scarce harvest throughout the months of September and October.

Therefore, although performance of this year is about 25% better than in 2010, it falls short of our earlier harvest projection (60 million to 75 million pieces of fresh flowers) for 2011.

This experience confirms the management’s opinion quoted in its Q2 2011 report that:

“the Company is convinced that the harvested quantity of HU flowers will be increased rapidly if the plantation can be semi-green housed (meaning enclosed environment during winter months and open top conditions during summer months), because under semi-green house conditions, we can eliminate most of the seasonal factors, achieving easier disease control, grow healthier plants to achieve better yearly yields. Therefore, the Company is intending to green house the plantation within 2011, however cost of building materials are increasing progressively in China in 2011 such that the Company may need to use the combination of used and new building materials in order that the green houses can be constructed within a capped budget of around US$7 million.”

As such, management is more determined than ever to complete the seasonal greenhouse plan for the plantation before the start of next year’s growing season. However, due to the cost of building materials on the rise in China, the budget of US$7 million outlaid for development costs likely will be increased to US$8.5-$9.0 million.

Significant Event that may affect HST Fiscal Year 2011 Operational Cash Flow and FY 2012 Sales Revenue:

The new processing and drying facility for the HU flowers and a nursery station for seedlings of the intended asparagus farm situated on a block of land measuring up to 40 Mu (26,400 M2) was temporarily halted due to the Company’s permit application to the Land Authority of Enping City having not been completed. Based on advice from our attorneys, the development was put on hold in late September pending negotiations between the Company and the Enping Authority.

This event may affect HST’s FY2011 Cash Flow and FY 2012 Sales Revenue, if unresolved by the end of 2012.

Report as of March 1, 2012:

•	Respective of the semi-greenhouse program, we shall commence with the construction of green houses at the end of March 2012(post rainy-season) ,initially constructing 10 acres to test whether in practice the HU plant production will be improved as anticipated. If our theory is proven correct, we shall extend the green housing to cover the entire HU plantation. We anticipate that the 10 (test) acres will be fully constructed on or before May 31, 2012.

•	With respect to the new processing facilities for the HU flowers and the nursery station for the asparagus, our negotiations with the local government on the rezoning of this block of land is still in progress. However, we do not anticipate a successful outcome because a number of the officials whom we had been negotiating with have been transferred out of Enping District, meaning essentially we are being required to restart the negotiating process with new officials. Therefore, we are sourcing within the region another block of land suitable to develop the processing and nursery facilities, and anticipate that we shall obtain the right block of land within the next one to two months.

Future Sales and Marketing of Value Added Products

Between March and June of 2010, we processed our dried flowers into salted and pickled vegetable and in- brine. These value added flowers were packaged regionally into jars, cans and vacuum pack. We carried out sample trial sales of such value added products in the PRC, Singapore and Malaysia in late May and early June of 2010 and found that the market reception was promising.

We are negotiating an agreement with a Singaporean trading company to export these value added products to Singapore and Malaysia. However, we do not have a binding agreement with any potential sales agents, at this time.

Due to the delay of constructing the aforementioned processing facility, our plan of selling and processing additional value-added products of the dried HU flowers is temporarily on hold.

Order Backlog

There is no backlog of orders at present.

Competition

The market in the PRC for HU Plant products is extremely competitive. According to the Chinese government statistics, at peak time there are more than 100 companies engaged in HU Plant product production in China and most of these operators source their flowers from their neighboring growers and their own farms.

Our major competitors are Zhao Qing Branch of Guangdong Zhong Dian Import & Export Inc. and He Yuan Livestock Import & Export Co. Ltd. There are other smaller operators namely Qing Xiang Agricultural Product Co. Ltd., Sheng Yi Food Co. Ltd., Shi Feng Food Development Co. Ltd. and Hua Yao Business Farm. At this juncture, we rank in the bottom level of these competitors. These larger corporations, in general, have greater financial and personnel resources and have achieved greater market penetration than we have. We compete by producing quality products for a market, which we believe supersedes supply for our product for the foreseeable future.

Patents, Trademarks & Licenses

We do not own any patented or trademarked technology or design.

Environmental Matters

There are no material effects that compliance with national, regional or and local provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have on our capital expenditures, earnings and competitive position.

We do not anticipate any capital expenditures for environmental control facilities for the remainder of our fiscal year or any future periods.

Research and Development

We have no research and development expenditures.

Government Regulation Specific to our Business

One of the incentives granted by the PRC Government to the agriculture industry, which is applicable to HST, is that the transportation of our fresh flowers to the markets are exempted from paying highway toll-fees.

Subsidiary III.

ZhongXingNongMu Co. Ltd.: (This subsidiary was sold in February 2011)

·

In February 2011, we as a vendor sold our 78% interest in ZhongXing to Ximin SUN (“Purchaser”) on the following terms:

1. Total purchase price was RMB 204,600,000 (US $31,000,000) which is equivalent to 78% of the net assets of ZhongXing plus a surplus sum of US $4,937,000 as reflected in the ZhongXing’s Management Accounts upon the terms hereinafter provided.

2. A deposit of RMB 5,011,000 (US $759,243) was paid by the Purchaser upon execution of this Agreement to the Vendor by way of deposit and part payment towards the purchase price for the Vendor’s shares.

3. Payment of the Balance of the Purchase Price

3.1	The balance of the Purchase Price amounting to RMB 199,589,000 (US $30,240,758) (hereinafter called “the Balance Purchase Price”) shall be paid by the Purchaser in the manner set forth hereunder:

A sum of RMB 25,055,000 (US $3,796,213) (hereinafter called “the Further Payment”) in cash shall be paid by the Purchaser to the Vendor by way of 5 equal instalments of RMB 5,011,000 (US $759,243) each, on or before the following dates:

April 30, 2011; June 30, 2011; August 31, 2011; October 31, 2011; and December 31, 2011.

The remainder of the Balance Purchase Price in the amount of RMB 174,534,000 (US $26,444,545) (hereinafter referred to as “the Final Payment”) shall be settled by the Purchaser by way of cash contribution toward partial payment of the Land Price.

3.2	The parties hereto hereby acknowledge that despite the fact the respective relevant land authorities of the said Lands (hereinafter collectively referred to as “Land Authorities”) have verbally agreed to contribute a combined amount of RMB 36,974,996 toward payment of the Land Price, either by way of a grant, discount or otherwise (hereinafter called “Rebate”), it shall not be deemed a discharge of the Purchaser’s obligation herein towards payment of the Purchase Price or any part thereof.

3.3	The Purchaser hereby further acknowledges and covenants that the Purchaser shall procure:

The Rebate of the Land Authorities; and the approval by the Land Authorities of the transfer of the Land Use Rights of the said Lands to the Vendor and/or the Vendor’s Associated Companies.

4.	Completion:

4.1	The Completion of this Agreement shall take place upon approval of the granting of the Land Use Rights of the said Lands by the Land Authorities to the Vendor being obtained (hereinafter. referred to as “Completion Date”), whereupon the Purchaser shall be entitled to all rights thereafter attaching to the Vendor’s Shares or accruing thereon including without limitation, all bonuses, rights, dividends and other distributions declared, paid or made thereof there after free from all liens, assignments, pledges, charges and other encumbrances whatsoever provided that the Purchaser shall have paid the Purchase Price in full in accordance with the terms as prescribed herein.

4.2	Notwithstanding anything to the contrary herein, the Vendor shall have the right to claim against the Purchaser for the Balance Purchase Price or any part thereof remaining unpaid by the Purchaser pursuant to the terms and conditions set forth in Clause 3.1 hereof.

5.	Debts and Liabilities. Upon the completion of this Agreement, the Vendor shall not be liable for any indebtedness incurred by ZhongXing as from January 1, 2011, and the Purchaser shall indemnify the Vendor and shall keep the Vendor indemnified against any loss claim or liability resulting thereof.

On 29 March, 2011, an MOU was executed between SIAF and Mr. Sun Ximin to effect the cancellation of the Sales and Purchase Agreement of ZX mentioned under Subsidiary III above, and to effect the Sale and Purchase of shares of Hang Yu Tai Investment Limited (“HYT”), a company incorporated in Macau, the owner of a 78% equity interest in ZhongXingNongMu Ltd with SIAF under the following terms and conditions:

•	The Parties hereby agree that SIAF and Mr. Sun shall as soon as possible execute a Cancellation Agreement in respect of the said Sales and Purchase of ZX and to effect a new agreement, accordingly.
•	All payments made by Mr. Sun under the said Sales and Purchase of ZX shall be transferred to the account of Mr. Sun entered as payments made under the new agreement.
•	The Parties shall as soon as practical execute the new agreement under the same terms and conditions as contained in the said Sales and Purchase Agreement of ZX, except for the following:
•	SIAF shall sell and Mr. Sun shall purchase the entire equity of HYT (hereinafter called the “Sale Shares)
•	The Purchase consideration of the Sale Shares shall be for a sum of US$45 million. (Hereinafter called the “Purchase Consideration”) to reflect the actual value of ZX as follows:

Description	Audited Financials	Financials used in the Sale Purchase of ZX Initially.
	US$	US$
Total Assets	62,950,744.15	45,193,143.92
Total Liabilities	5,853,647.74	4,699,252.69
Net Assets	57,097,096.41	40,493,891.22
Consideration payable (rounded)	45,000,000.00	31,000,000.00
Exchange Rate	RMB 6.5564 = US $1.00

•	Mr. Sun shall pay / settle the Purchase Consideration as follows;

Deposit payable by Mr. Sun of RMB 5,011,000 (US $759,242).

The Balance of the Purchase consideration amounting to RMB 287,489,000 (US $44,240,758) (hereinafter called the “Balance of Purchase Consideration”) shall be paid by Mr. Sun in the manner set forth below:

A sum of RMB 25,055,000 (US $3,796,213) (hereinafter called “Further Payments”) in cash shall be paid by Mr. Sun to SIAF by ways of 5 equal installments of RMB 5,011,000 (US $759,243) each, on or before April 30, 2011; June 30, 2011; August 31,, 2011; October 31, 2011; and December 31, 2011.

The remainder of the Balance Consideration in the amount of RMB 262,434,000 (US $40,374,461) (hereinafter called the “Final Payment”) settled by Mr. Sun by ways of cash contribution toward part or full payment of the Land Price as defined in the ZX Sales and Purchase Agreement.

Report as of March 1, 2012:

A total sum of US $39,613,768.18 was collected out of the total purchase consideration of US$45,000,000 leaving a balance of US $5,386,231.82 outstanding as of December 31, 2011. We are expecting the balance to be received on or before June 30, 2012, completing the transaction.

Variable Interest Entity.

Qinghai Sanjiang A Power Agriculture Co. Ltd.:

On December 28, 2008, through its then subsidiary Pretty Mountain Holdings Limited (“Pretty Mountain”), a company incorporated in Hong Kong, the Special Administrative Region of the PRC, the Company entered into a Sino-foreign joint venture agreement with the following parties for the setting up of a Sino-foreign joint venture company to be named as Qinghai Sanjiang A Power Agriculture Co. Ltd.(translation in English) (“Sanjiang A Power”) in the PRC, to manufacture bio-organic fertilizer, livestock feed, and to develop other agriculture projects in the County of Huangyuan, in the vicinity of the City of Xining, Qinghai Province:

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

Sino-Foreign Joint Venture Agreement

The principal terms of the Sino-Foreign Joint Venture Agreement dated December 28, 2008 (“SFJVA”) are as follows:

The objectives of the joint venture are to employ modern technologies to undertake projects relating to organic fertilizer, organic livestock feed, aquaculture and agriculture waste treatment, which include:

·	using environmental friendly technology to recycle agriculture waste for production of organic fertilizer;
·	using environmental friendly technology and bacteria to produce organic feed; and
·	using environmental friendly technology to increase dairy milk production and quality.

The total investment for the joint venture shall be US $2,000,000 allocated as follows:

•	Organic fertilizer project:US$450,000
•	Organic livestock feed:US$950,000
•	Organic farm grass:US$600,000

The Registered capital for Sanjiang A Power shall be US $1,400,000, which US $630,000 (45%) shall be contributed by Qinghai Sanjiang, US $140,000 (10%) by Garwor, and US $630,000 (45%) by Pretty Mountain. The tenure for the joint venture shall be 30 years. The respective responsibilities of the parties are as follows:

Qinghai Sanjiang is to provide:

•	US $630,000 capital contribution;
•	appropriate plots of land with the related “Land Usage Rights” or convertible old factory suitable for the projects, that is:
	o	land and buildings measuring up to 1,800 mu (about 297 acres) and 9,000 mІ of built-up areas for the development of the demonstration farms for the rearing of cattle and sheep; and
	o	land and buildings measuring up to 480 mu (about 79.2 acres) and 155,040 mІ of built-up area for the development of the manufacturing plants for bio-organic fertilizer;
•	vehicles for use by Sanjiang A Power during pre-development and the implementation stage;
•	company office and accommodation for personnel from out of town;

•	the necessary facilities for the projects;
•	liaison in procuring governmental financial assistance or other incentives for agriculture projects to meet the needs of the projects;
•	first batch of premium herd of cows and goats for the demonstration farms; and
•	related plants and equipment and facilities for the production factories and laboratories of Sanjiang A Power.

Garwor is to provide:

•	US $140,000.00 capital contribution;
•	modern agriculture management system;
•	liaison in procuring financial assistance to raise development capital;
•	expertise in the sales and marketing needs of Sanjiang A Power;
•	international business network;
•	assistance to resolve any misunderstanding between the Chinese and foreign parties resulting from the difference in laws and regulation between the two concerned countries.

Pretty Mountain is to provide:

•	US $630,000 capital contribution;
•	the rights to use the relevant patented technologies and the related trademarks and brands;
•	the rights to use the patented Bacterial and Bio-organic Fertilizer Manufacturing Technology, the Stock Feed Manufacturing Technology;
•	the right to use related conversion techniques associated with the Bio-organic Fertilizer and Livestock Feed Manufacturing;
•	business and sales network and the right to operate and generate financial benefit using the above mentioned technologies, techniques, systems, trademarks and labels; and
•	knowledge and connections for securing financing for its developments.

If any of the technologies, techniques, systems, designs, brands and trademarks mentioned above are the properties of Pretty Mountain, Sanjiang A Power shall have no ownership right to any of them except in the circumstances if they would be developed and/or invented by Sanjiang A Power during the course of its development and operation. In these events if anyone of the joint venture parties should use any of the new inventions, such party shall pay Sanjiang A Power compensation, the values of which will be determined in accordance with the international market values at the time of usage.

Pretty Mountain shall conduct feasibility studies on the projects, in coordination with Qinghai Sanjiang, and such feasibility studies reports shall be the properties of Sanjiang A Power. In the event if any one of the Joint Venture partners should use any of the referred studies, such party shall pay Sanjiang A Power compensation, the values of this will be determined in accordance with the international market values at the time of usage.

Sanjiang A Power will appoint Sino Agro Food, Inc. as its consultant for the purpose of applying the necessary treatment to make its group and organization structures, business strategies and operation on par with international corporate standards, to facilitate its planned listing exercise on overseas bourses.

If any of the assets, plant and equipment are required to be purchased by Pretty Mountain for and on behalf of Sanjiang A Power, they shall be verified and approved by the relevant authority. Within three months after verification and approval of the relevant authority, the personnel of Sanjiang A Power shall inspect and verify the purchased items and execute the necessary letters of credit. Pretty Mountain shall ship all of the purchased goods to a seaport directed by Sanjiang A Power within 6 months calculated from the date of issuance of the letter of credit.

The Board of directors of Sanjiang A Power shall consist of 7 members; 3 appointees from Qinghai Sanjiang, 1 from Garwor, and 3 from Pretty Mountain, and the Board shall meet once a month. The term of the Chairmanship of the Board will be for 3 years; the chairman selected by its board of directors. It is agreed that a director appointed by Qinghai Sanjiang shall be made the first term Chairman, whereas a director appointed by Pretty Mountain shall be made the first term Finance Director cum Chief Financial Officer.

Should the shareholders decide to continue with the joint venture 6 months before its expiration, the shareholders may apply to the relevant authorities to extend its validity period.

Sanjiang A Power may be dissolved during the term of this joint venture if:

•	Sanjiang A Power suffers severe financial losses and is not able to continue operating;
•	a party hereto fails to fulfill its obligations herein, and Sanjiang A Power is not able to continue operation as a result;
•	force majeure; and
•	Sanjiang A Power fails to achieve its business objectives, and has no prospect of development.

Formation of Sanjiang A Power

Qinghai Sanjiang submitted the application for the incorporation of Sanjiang A Power to the relevant authorities on March 11, 2009. The relevant Authorities in this instance consist of various governmental departments covering the business registration, project evaluation, technology assessment, custom, imports and exports, environment, foreign trade, foreign exchange control, agriculture, industrial, commerce and local departments of town planning and public health.

On May 8, 2009, the Business Registration Department of Xining City Government approved the terms and conditions of the SFJVA and the constitution for the formation of Sanjiang A Power on the following terms:

•	The Name of the company shall be Sanjiang A Power Agriculture Co. Ltd. (translation in English)
•	Total Investment Capital: US$2 million
•	Registered Capital: US$1.4 million, out of which US $630,000 is to be contributed by Qinghai Sanjiang, US $140,000 by Garwor, and US $630,000 by Pretty Mountain.
•	7 members in the Board of Directors consisting of 3 appointees from Qinghai Sanjiang, 1 from Garwor, and 3 from Pretty Mountain.

On May 25, 2009, Sanjiang A Power was formally established. In September, 2009, SIAF carried out an internal re-organization of its corporate structure and businesses, and on September 28, 2009, SIAF’s subsidiary A Power Agro Agriculture Development (Macau) Limited (“APWAM”) acquired the Pretty Mountain’s 45% equity interest in Sanjiang A Power by way of an assignment (“Assignment”).Application was subsequently made by the Company to the Companies Registry of Hong Kong for deregistration of Pretty Mountain under Section 291AA of the Companies Ordinance. By virtue of the Assignment, APWAM assumed all obligations and liabilities of Pretty Mountain under the SFJVA.

APWAM is a 100% owned subsidiary incorporated in the Special Administrative Region of Macau, the PRC. 10% of the equity interest in APWAM has been registered in the name of one Mr. HUNG Moon Cheung in compliance with the requirements of the laws of Macau on ownership of a company incorporated in Macau by non citizens of Macau, and the same is being held by Mr. HUNG in trust for and, for the benefit of, Sino Agro Food, Inc. pursuant to a Deed of Trust duly executed by Mr. HUNG on December 20, 2007 in favor of Sino Agro Food, Inc.

In December 2009, Sanjiang A Power applied to local government of the County of Huangyuan to:

•	change its place of business from the City of Xining to the County of Huangyuan;
•	effect the registration of APWAM as a shareholder of Sanjiang A Power, replacing Pretty Mountain.

The Progress of Sanjiang A Power and the Development Projects

While pending the official approvals for the incorporation of Sanjiang A Power, the joint venture partners of Sanjiang A Power had commenced work on the planned projects since early March 2009.

In April 2009, a team of Sanjiang A Power’s personnel, who were mainly staffed by the technical people from SIAF, set up a temporary bio-organic fertilizer manufacturing factory at a rented building (“Temporary Site”) located near Qinghai Sanjiang’s operation in the vicinity of Xining, to deal with the problem of disposal of accumulating potato wastes generated by Qinghai Sanjiang’s starch manufacturing factory in an environmentally friendly manner. On June 16, 2009, Sanjiang A Power produced its first batch of bio-organic fertilizer of 200 metric tons, the samples of which were applied in one of the Sanjiang Agriculture’s farm for purposes of evaluation. Laboratory testing, which was simultaneously carried out by Professor Yu of Xining University, showed that the fertilizer was of the country’s quality standard set for bio-organic fertilizer, that is, the content of composed fiber is>25%, nutrient elements (consisting of N, P & K) are >6% at ratio of 3:1:3, moisture content is <15%, a PH value of 5.8 to 8.5, micro-organism count is >20 million units per gram, and the ratio of bacterial infection is <20% and odorless.

From April through December 2009, Sanjiang A Power has carried out pre-mobilization and pre-development works as follows:

•	Investigation and feasibility study of the potential project sites;
•	Investigation and feasibility study of the supplies and production of raw materials;
•	Investigation and feasibility study of the sales and marketing of the products to be produced by Sanjiang A Power;

•	Investigation and feasibility study of the related facilities within the locations;
•	Investigation and feasibility study of applicability of SIAF’s technologies for bio-organic fertilizer and livestock feed under local conditions; and
•	Investigation and analysis of potential cooperative activities with the regional government and local farmers;
•	Establishing trial facilities to test the production of bio-organic fertilizer and livestock feed using locally sourced raw materials;
•	Laboratory testing of samples of fertilizer and livestock feed for their respective qualities; and
•	Financial feasibility studies of all aspects of business operations.

On December 9, 2009, a co-operation agreement (“Development Agreement”) was entered into by the Department of Trade and Commerce of the County Government of Huangyuan (“Huangyuan Government”) and Sanjiang A Power for development of agricultural projects in the County of Huangyuan. The principal terms and conditions of the Development Agreement are as follows:

•	The Huangyuan Government agreed to allocate the site of the old army goods and materials transfer terminal, consisting of over 150 mu of land and over 20,000 mІ of built up area (39 buildings, each of approximately 538 m2) (“Project Site”) to Sanjiang A Power for the purpose of the projects.
•	Sanjiang A Power shall register its place of business in the County of Huangyuan within 6 months of the Development Agreement.
•	Sanjiang A Power’s total investment and development capital for the projects shall be RMB96.2 million (US$14.15M), of which fixed assets would amount to RMB50.20 million (US$7.382M) based on an exchange rate of US$1 = RMB6.80.

The time frame for the development shall be 3 years, covering the following projects:

•	Livestock Feed manufacturing
•	Cattle rearing and fattening stations
•	Manufacturing of bio-organic fertilizer
•	Plantation of pastures and crops as the raw materials for livestock feed.

As and to whenever the fixed assets of Sanjiang A Power shall amount to RMB 20 million (US $2.941M) (to be jointly appraised by the valuation department of the Huangyuan Government and an independent firm of professional appraisers), Sanjiang A Power will apply to the Huangyuan Government for a grant of the “Land Usage Right” over the Project Site for a tenure of 50 years at a minimal consideration in accordance with the provisions of the Municipal Regulation No. 2009 (89) (estimated to be RMB3 million maximum, or US $441,176).

Sanjiang A Power shall carry out the projects on the Project Site in accordance with the terms of the Development Agreement and the proposal submitted, and shall not alter the nature and purpose of the projects without the prior consent of the Huangyuan Government. Sanjiang A Power shall not vary the usage of the Project Site, nor shall the company transfer or sublease the same during the term of development.

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

In the event that if Sanjiang A Power shall fail to comply with the requirement as stated in the agreement, that is, within 6 months after the signing of the Development Agreement to register its place of registration or in other form setting up branch office, subsidiary or other company in the County of Huangyuan to replace Sanjiang A Power in carrying out the terms of the Development Agreement, then it will be deemed a breach by Sanjiang A Power of the Development Agreement, and Huangyuan Government shall have the right to terminate this Agreement if the value of Sanjiang A Power’s fixed assets has not reached RMB20 million and above within 2 years from the date of the Development Agreement. In addition, the Huangyuan Government will have the right to take back the Project Site, and in such case, all fixed assets on the Project Site will become the properties of the Huangyuan Government.

Any dispute will be referred to arbitration or the local court of law for adjudication if the parties fail to reach an amicable settlement.

Any subsequent agreements executed by the parties shall have equitable legal force of law.

From November 2009 to December 31, 2010, Sanjiang A Power had carried out the following works on the Project Site:

•	Renovation and building work on staff quarters, capable to house up to 70 workers at a time (completed before end of March 2010);

•	Renovation and installation of facilities for six beef cattle fattening demonstration yards and buildings, with the capacity to house up to 120 heads of cattle per facility (completed November 17, 2010). As of December 5, 2010 two of the cattle houses contained 240 heads of 6 months-old cattle bought by SJAP;

•	Construction of a factory with the capacity to produce up to 20,000 tons of bio-organic fertilizer per year was completed last week of June 2010, and is now in operation producing up to 600 tons per day to fill its first order of 2,500 tons sold regionally, (subsequently by December 15, 2010 SJAP had sold more than 2,500 Tons of fertilizer regionally with good response from the buyers);

•	Construction of a new four story headquarter office building commenced on June 12, 2010 (subsequently, at the end of December 2010, all four floors had been constructed waiting on final installations and fittings such that we are expecting full completion in April 2011);

•	Invention of a new enzyme (“the Enzyme”) that is capable of allowing fermentation and germination processes in our manufacturing of livestock feed to take place at 4°Celsius within 7 days, which is suitable in the colder northern China climates since it will save much additional heating costs to initiate the fermentation and germination process of the livestock feed, as compared to the old enzyme performing at 15°Celsius within 21 days, (subsequently, since July 2010 we used this Enzyme to produce our fertilizer and livestock feed successfully);

At a promotional campaign organized by the Huangyuan Government at the Project Site in early January 2010, all trial samples of 1,000 tons of livestock feed and 700 tons of bio-organic fertilizer manufactured by Sanjiang A Power were sold to regional farmers. The Huangyuan Government made available two specialists and Sanjiang A Power provided 15 technicians to take daily records of the growth of the crops planted in the regional farms that were applying Sanjiang A Power’s trial fertilizer products. Performance data collection and analysis of the trial livestock feed, which was distributed to the 15 regional farmers having 800 heads of cattle and cows collectively, was undertaken for over a period of 3 months under the supervision of the Huangyuan Government’s Agriculture Department commencing January 2010. By the end of March 2010, the results were recorded as follows:

•	Additional average weight gain per beef cattle was recorded at one extra kilogram per day above normal weight gain.
•	Additional fresh milk produced per cow was recorded at one and half kilograms of milk per day over and above their normal daily production.
•	All feeds were much easier to digest resulting in much cleaner environment in the cattle yards and houses.
•	No sickness during the period was recorded through the cause of consumption of our feeds, but there was one cow that had experienced a miscarriage.
•	All cattle preferred to eat our feed and were reluctant to revert back to the consumption of their old feed after they had consumed our feed during the period.

In mid January 2010, the Huangyuan Government obtained a central grant of RMB 500,000 (US $73,357) to assist Sanjiang A Power to meet its pre-development expenditures.

In early February 2010, Sanjiang A Power started planting cash crops on various parcels totaling approximately 10,000 mu (1,650 acres), verbally granted by the Huangyuan Government to Sanjiang A Power for its use to grow raw material for its livestock feed and bioorganic fertilizer operations.

On April 22, 2010, Sanjiang A Power’s application to the Huangyuan Government to change its place of business from the City of Xining to the County of Huangyuan, and to effect the registration of APWAM as a shareholder of Sanjiang A Power, replacing Pretty Mountain, was approved by the Huangyuan Government, and a business license was issued to Sanjiang A Power, accordingly.

On May 7, 2010, Qinghai Sanjiang sold and transferred its shareholder in Sanjiang A Power to Garwor. The aforesaid sale and transfer was approved by the “State Administration for Industry and Commerce of PRC” of Xining City Government, and an amended Certificate of Approval for the incorporation of Sanjiang A Power as a Sino-foreign joint venture company was subsequently issued on July 20, 2010.

Subsequently, on November 5, 2010 the Authority of Business Registration Department of Xining City, PRC approved SJAP’s application to increase its Registered Capital to US$5,000,000.

The Business Plan of Sanjiang A Power

Sanjiang A Power started to generate revenues from some of the following activities from July 2010, and we expect that the other activities will generate revenue from April 2011 onward as described below:

•	Manufacturing of livestock feed to achieve 20,000 tons, to be sold to the regional farmers and 10,000 tons to be consumed by our own cattle on the Project Site; subsequently, we manufactured over 5,000 tons of livestock by the end of September 2010, out of which we sold 2,000 tons to the local farmers and kept the other 3,000 Tons to be used for our own cattle that will be reared in our own facilities.
•	Manufacturing of bioorganic fertilizer to reach 10,000 tons; subsequently, we sold 2,500 tons of fertilizer by November 2010 with our production rate running at 60 tons per day, producing right through the winter months made possible by our developed Enzyme.
•	Rearing and fattening of beef cattle to reach a minimum of 1,000 head; subsequently as of January 3, 2011 we bought more than 500 head of young cattle and housed them in four of our 7 newly constructed cattle houses, and expecting to increase the number of cattle to 2,500 head within 2011.

Manufacturing of Livestock Feed

We use raw material consisting of crop wastes as well as locally grown and available wild wheat plus wild wheat sterns, wild peas with sterns and leaves, and selective pastures grown in the wild.

These raw materials will be finely cut and put through a number of aging and fermentation processes by adopting a technology and method called “Stock Feed Manufacturing Technology”, duly licensed by Tri-Way Industries Limited, a 100% owned subsidiary of SIAF, and catalyzed by the Enzyme developed by Sanjiang A Power as described above. Thereafter, the end materials will be packed and sealed in airtight and weatherproof packaging ready for storage.

At our trials carried out in November 2009, we packed the feed into bags of various weight to suit the farms’ needs (i.e. if a farm has 5 head of cattle or 10 head of cattle, then the weight of the feed in the bag was at 240kg or 480kg, respectively), such that the respective farm would only need to store 2 bags of feed at a time in their cattle houses to have enough feed for 7 days, and by such time the next two bags would be fermented and ready to be used for the next 7 days, etc. As most cattle houses even in a very cold winter would have a room temperature above 4° Celsius, the farmers would not need to provide additional heat to ferment the feed.

We believe that the price of our livestock feed is and will be comparable to traditional livestock feed, which is being sold in Huangyuan currently at the Huangyuan Government’s recommended introductory price of US$76.50 per ton to the regional farmers, while the Huangyuan Government has agreed to grant incentives to us by subsiding it at US$29.40 per ton making total revenue generated per ton of livestock feed at US $105.90 per ton. Subsequently, we sold over 2,000 tons of our livestock feed in November 2010 at an average price of US $114.25/MT, and as such are anticipating that there may not be a need to continue obtaining the government subsidy, although it is currently still being made available.

We also intend to manufacture a specifically formulated livestock feed as developed under the above mentioned “Stock Feed Manufacturing Technology” catered for milking cows with added nutrients to suit each stage of the cows’ growth cycles (i.e. from conceiving, carrying to weaning, and to commercial milking period).

The first seven demonstration farms were constructed at the Project Site by the end of August 2010; three of which are being used to house the newly acquired 500 head of cattle, with the others to be filled on or before May 1, 2011.

Manufacturing of Bio-Organic Fertilizer Using the Enzyme

Sanjiang A Power has completed the development of manufacturing plants and facilities for bioorganic fertilizer with a production capacity of 20,000 tons per year (“Fertilizer Factory) in accordance with design parameters of energy usage cost saving (by up to 300%) and reduced production days (by more than 300%) in mind. By using the Enzyme as invented by Sanjiang A Power, the fermentation process of the fertilizer from raw materials to ready-to-mix materials is being achieved in 7 days at 4° Celsius, instead of the previous requirement of 15° Celsius within 15 days. This Fertilizer Factory is now in operation having met its purchase orders of 2500 tons for delivery on or before the end of November 2010. It currently has a production volume of 60 tons per day.

The bioorganic fertilizer produced is designed to revitalize and improve the soil environment by:

•	eliminating toxins in the soil;
•	eliminating the adversity caused through frequent application of chemicals and antibiotics;
•	increase growth of micro organism in the soil to purify water toxicity;
•	improve the disease resistant ability of the root systems of plants;
•	neutralize the bad affect caused by toxic minerals;
•	increase soil resistance to salinity;

•	increase nutrients in the soil;
•	procure nutrient absorbing ability of the soil;
•	increase disease resistance of plants;
•	reduce plant diseases and infestation of insects;
•	multiply the growth of micro-organism and natural bacterial; and
•	reduce the usage of chemical fertilizer and improve the economic benefit of the chemical fertilizer. (In this respect, it is because of the use of bioorganic fertilizer to improve the soil’s overall ability to absorb nutrients more consistently and easily that within six months after the application of the bioorganic fertilizer the soil in general will start to show improvement and be positioned to use less chemical fertilizer. The exact reduced quantity of chemical fertilizer required is usually subject to how poorly the soil had deteriorated due to the prolonged use of chemical fertilizer in the past, however it is frequently evidenced that the cost savings could be measured anywhere from 30% up to 60% within a year cycle after the application of bioorganic fertilizer.)

The Physical Development Plan on Sanjiang A Power’s Property

At present, Sanjiang A Power’s property consists of over 170 mu of land, on which there is over 21,000 mІ of built up areas provided for in 39 buildings with an average size of about 538 m2 each (“Property”). This Property was used as an army railway station previously, and therefore they were built to last for decades with all basic infrastructure in place (i.e. underground water connections, electrical connections, communication connections, fencings, internal roads, drainage, etc).

The Business Development Plan of Sanjiang A Power

Sanjiang A Power will have the capacity to fatten up to 5,000 head of beef cattle per year based on a growth period of 6 months per head within Sanjiang A Power’s existing property, meaning the maximum housing capacity will be at 2,500 head in six month intervals.

We anticipate that in Year 3 of operation, Sanjiang A Power will need to have enough external breeders to help rear the extra 5,000 head of beef cattle.

Sanjiang A Power’s strategic plan for the fattening of beef cattle is such that within Year 2 of operation the fattening portion of its operation will be leased out to regional farmers under the following terms and conditions:

•	Our cattle houses (22 of them) will be leased out to the regional farmers who will have the option to lease up to 4 houses at a time, such that they will supply their own young cattle for fattening and they will manage their respective operations.
•	We will provide all associated in-house facilities and services (i.e. veterinary service, utilities, laboratory analysis, ration and nutrient formulated mixing machines, etc.), supply the livestock feed, and marketing of matured beef cattle.
•	The breeders (Farmers) will grant us the first option to buy all matured cattle stock from them and in the event that they decide to sell to other buyers, such sales will be conducted through our account to ensure that the Farmers’ costs are covered by sale proceeds.

By Year 3 of operation, it is anticipated that a similar concept will be adopted with the external breeders. However, the selected external breeders must build their cattle houses in accordance with our designs and guidelines and manage the grow-out operation under our designed management system to be qualified. We plan to grant financial assistance to the qualified breeders, if necessary. Currently our cattle houses are built in accordance with the designs as advised by some of the country’s cattle growing professionals from the Agricultural Department and the Research and Development Department of the PRC Government. Such designs are believed by us to be the best designs for cattle houses suitable for the Qinghai Province. Our module of operation is designed to enhance economic benefits to the regional farmers and growers and the local communities as a whole, as evidenced by our trials recorded from November 2009 to March 2010, for instance:

•	The regional farmers planting wild wheat, wild peas and wild pastures can now increase their yearly yield from 1.25 tons per mu to 4.5 tons per mu by using our organic fertilizer.
•	The regional cattle fattening farmers and growers who were accustomed to growing one head of cattle from weaning to about 500 kg body weight within a period of 4.5 years and a head of sheep to 45 kg body weight within 2.5 years can now do both within 9 months by using our live stock feed.
•	The regional dairy farmers who were used to getting an average of about 1.5 MT (or 1500 kg) of fresh milk from one head of cow per year based on maximum milking day of 180 days per year (due to a long winter spell in Qinghai Province) can now get an extra 450 kg of milk per year using our livestock feed to feed right through the winter, and to maximize the milking days up to 300 days per year.

Potentially, once our modules are fully implemented in the Huangyuan County, we believe that it will have significant impact on the communities of the Qinghai Province (a northwestern region of China) as a whole if one were to consider that Huangyuan County, beingjust a very small County of Qinghai, produces on average 55,000 heads of cattle and milking cows collectively per year while the whole of Qinghai County is estimated to have more than 2.5 million heads of cattle and milking cows growing on an annual basis in all of its districts.

Recently the Huangyuan Government has just completed a road bypassing the main city center of Huangyuan, thereby providing easier accessibility to the Sanjiang A Power property by good freeway connection.

Progress report on SanJiang A Power

•	Updated as of the 10-Q3 2011 filing:

SJAP consists of three (3) profit centers:

•	Manufacturing and selling of Organic Fertilizer
•	Manufacturing and selling of Live-stock feed
•	Rearing and selling of beef cattle.

Update as of October 31, 2011:

•	A newly built restaurant adjacent to SJAP’s existing complex is scheduled to open in mid-November 2011, and will become SJAP’s 4th profit center. It is uniquely designed in a first-class environment where patrons come to appreciate the modern facilities and organic methods used to raise the beef selections served on its menu.

Management is confident that the HuangYuan consumer, renowned for their spending on higher quality food and goods, will patronize the restaurant on a regular basis.

•	Construction of the new corporate office building is entering its final phase and expected to be completed before the end of this year (2011).

•	With government approval providing RMB 5 Million, internal road construction in the compound has begun with expected completion of all roads by June 2012.

•	The Government has granted SJAP additional Land use Rights (LUR) of 170 Mu (equivalent to about 112,200 m2) at the lowest permitted price rate set by the Central Government calculated at RMB38,235/Mu for a total cost of ~RMB6.5 million (US $1.032M). SJAP is finalizing the required legalities and the rezoning of this land into commercial property targeting completion of land transfer before December 15, 2011. Current appraised market value of commercial property in this region stands at RMB 280,000/Mu. Upon completing land transfer and commercial rezoning, SJAP will realize an immediate capital gain in an amount of no less than RMB41.1 Million (US $6.52M).

•	SJAP’s application to construct a “Boning Room and Cold Storage” facility at a 40Mu site next to the Compound was conditionally approved in October by the relevant Authorities subject to the purchase and transfer of the site to SJAP. Negotiations are underway with the site’s existing owner. A sweetener has been provided by the Government to provide a separate 40Mu parcel to the current owner in exchange for the owner to provide SJAP a lower cost for his property. Management will provide future updates on this acquisition as they become available.

Update as of March 1, 2012:

•	The Restaurant is now in operation and is currently expending one head of cattle every three days. As for its reception, Western visitors who had dined during the last two months had expressed excellent remarks on the quality of our beef steaks., and our party rooms (6 in all)are fully booked three months in advance.
•	The front section of the compound is fully serviced by our new roads, and we’re expecting internal roadwork to be completed on schedule.
•	Official approval for the Re-zoning of our property (170 Mu) was granted in February 2012, such that SanJiang A Power has started its application of a Project Loan of RMB30 Million (US $5M) from the Agriculture Bank of China intended to be used to finance its 2012/2013 developments covering the development of the other 27 additional cattle houses, the acquisition of the above referred 40 Mu block of land, the Boning room and cold room facilities, the Enzyme factory, a Mash Gas production facility and working capital.
•	All structural work of the new corporate building has been completed, and we anticipate all internal finishing work, furnishing, etc. to be completed and opened for official use on or before April 30, 2012.

Subsidiary IV.

Tri-way Industries Limited:

Tri-way Industries Limited (“Tri-Way”), a company incorporated in Hong Kong the Special Administrative Region of the PRC and a 100% owned subsidiary of the Company, by an agreement dated November 12, 2008, purchased the license to use and exploit the intellectual property of a technology and method for the manufacturing of livestock feed for the consumption of beef cattle, cows, sheep and other animals, known as “Zhi Wu JieGan Si Liao Chan Ye Hua Chan Pin Ji Qi ZhiBei Fang Fa” (Stock Feed Manufacturing Technology) (“SFMT”) registered under the Patent Number “ZL2005 1 0063039.9” under the Invention Patent Certificate No: 3297232 issued by National Registry of Intellectual Property of China, from Mr. Shan Dezhang, the inventor of SFMT.

The consideration for the purchase amounting to US$8,000,000 was satisfied by cash payment of US$4,500,000, which was paid on December 18, 2008, and the balance of U.S.$3,500,000 to be paid either by cash payment or by issuance of our shares at our discretion in three tranches as follows:

•	1st tranche of US$1,000,000 on or before December 31, 2009, which was paid on December 28, 2009;
•	2nd tranche of US$1,000,000 on or before December 31, 2010; and
•	3rd tranche of U.S.$1,500,000 on or before November 11, 2012.

If any of the payments is settled by way of issuance of shares, the shares issued will be valued at a three months weighted average of the OTC Pink sheets price index counting backward from the date of settlement. (Subsequently, the remaining tranches were fully paid on or before December 31, 2010 by the issuance of common shares at an average price of US $0.75 / share).

Tri-way intends to generate operation revenues by engaging in the following operations:

•	Engineering designs of the livestock feed manufacturing factories;
•	Engineering designs of the factories’ plant and equipment;
•	Designs of various lay-out plans for the said factories and equipment;
•	Management of the related operation; and
•	Training of personnel of the related operation.

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

SFMT, the Technology

Traditionally in China, livestock feed for cattle, sheep and cows is processed and stored in the following manner:

•	Field-cropped grass, corn, or other similar materials are cut and sun cured in the fields;
•	Raw materials are then transported to processing locations for further processing;
•	Raw materials are finely cut and mixed together then stored in open concrete yards; or
•	Raw materials are compacted into various shapes and forms such as pellets, cubes, or square blocks, and then stored.

The large concrete yards to store the livestock feed have little economic efficiency due to its high cost of construction, maintenance and upkeep cost, and exposure to seasonal weather variation that causes deterioration to the quality of the livestock feed. Feed stored in this traditional manner is subject to the following problems:

•	Unsafe for consumption due to high count of bad bacteria;
•	Poor flavor due to high content of bad bacterial and roughness;
•	Non-uniform quality and generally low in nutrient, low in protein, vitamins, and fiber;
•	Poor digestibility typically evidenced in animal droppings.

This can result in adverse economic impact through waste of natural resources and loss of animals through sickness and diseases enhancing higher cost of production.

Using our technology, we intend to produce two types of livestock feed through SFJVCs’ operations with Sanjiang A Power for the China markets:

•	Type One is a more general application type of livestock feed suitable for beef cattle and sheep; and
•	Type Two is a special ration designed for dairy cows that consists of various grades adaptable to various stages in the life of dairy cows from the time of pregnancy, carrying period with calves to three months old, weaning of calves until they are six months old, and continued milking period of the calves until they reproduce.

Manufacturing of Type One Livestock Feed

Unlike the raw materials used in the traditional process, the raw materials we use will consist mainly of crop wastes such as corn stems without the corn, wheat sterns without the wheat, sunflower stems without the sunflowers, peanut leaves without the peanuts and sugar beets leaves without the sugar beets.

These raw materials will be finely cut and put through a number of aging and fermentation processes. Thereafter, the end materials will be packed and sealed in airtight and weatherproof packaging ready for storage.

The Type One feed is designed to help:

•	reduce sickness in animals;
•	increase the milking life span of cows;
•	reduce the mortality rate of animals;
•	increase the birth rate of cattle and sheep;
•	increase the milk productivity of the cows;
•	increase the weight gain in cattle and sheep; and
•	improve the quality of the milk produced by cows.

Manufacturing of Type Two Livestock Feed

Initially, we intend to test Type Two livestock feed on small demonstration farms that may be owned by the SFJVCs or contracted with local farmers to demonstrate the economic viability of its use in dairies. The first batch of demonstration farms are being constructed in Sanjiang A Power’s Huangyuan project.

Government Approvals

We do not require any authorizations from any Government authorities to sell our sublicenses of our stock feed manufacturing technology and associated services.

Tri-way’s future business

In January 2010, Pan Shi Fang and DengJie Min (“Chinese Businessmen”) and Capital Award have entered into a Consulting Service Agreement (“the Consulting Service Agreement”), wherein Capital Award would supply the equipment and provide consulting services for the installation and construction of a fish farm and the related supporting services in Enping City, Guangdong Province of the People’s Republic of China.

Under the Consulting Service Agreement the parties thereto would form a sino foreign joint venture company (SFJVC) to own and operate the fish farm, and Capital Award would have the right to nominate its associate company or a company within its group of companies to substitute Capital Award as a party to the SFJVC.

Upon the nomination of Capital Award, Tri-Way entered into a joint venture agreement with the Chinese Businessmen to incorporate SFJVC to be named as Enping City Bi Tao A Power Fishery Development Co. Ltd. to own and operate the fish farm in accordance with the terms and conditions as prescribed therein. The documents related to the application for setting up of the SFJVC as provided in the joint venture agreement, have been finalized by the Chinese party’s lawyer, and the above mentioned application was submitted to the relevant Authorities on October 29, 2010.

Principal terms and conditions of the aforesaid joint venture agreement are as follows:

•	The parties thereto shall share the indebtedness, risks and losses of the SFJVC as well its profit in accordance with their respective equity interest ratio in the SFJVC.

•	The tenure of the SFJVC shall be for a period of 50 years. The SFJVC’s Board of Directors may decide to extend the tenure of the SFJVC by applying to the China Business Registration Department (or its related authorized approving authority) within 6 months from day of expiry, thereof.

•	The total investment capital of the SFJVC shall be US$5 million to be invested over a period of 5 years, whereas the Registered Capital of the SFJVC shall be US$100,000 for the first year and be increased gradually to US$5 million by the fifth year subject to the decision made by the Board of Directors of the SJVC at the time.

•	The parties’ respective registered capital contributions in the 5 years are as follows:

•	First Year: The Chinese Businessmen shall contribute US$75,000 in cash. However they will be allowed to convert some of the assets of the fish farm they have funded to equity. Tri-way shall contribute US$25,000 in cash.

•	From the second year onward, Tri-way shall have the option to increase its share of equity interest in the SFJVC, and the parties will contribute their share of equity stake (or to increase part of the SFJVC’s registered capital by means of converting the SFJVC’s assets)in accordance with the guidelines below:

Additional shareholders paid-in capital will be funded in cash by Triway and by the Chinese businessmen in form of cash and/or by converting some of the assets in the manner described below:

First Year

Parties	Change of equity interest up to	Assets that may be converted	Maximum % that will be converted

Chinese Businessmen	75%	Cash	10%
		Plants and equipment	25%
		Properties	25%
		Land Use Right	10%
		Others	5%
		Total contribution of Chinese Businessmen	75%
Tri-way	25%	Cash	25%

Second Year Onward

Parties	Change of equity interest up to	Assets that may be converted	Maximum % that will be converted

Chinese Businessmen	25%	Cash	2.5%
		Plants and equipment	6.25%
		Properties	6.25%
		Land Use Right	2.5%
		Others	1.25
		Total contribution of Chinese Businessmen	25%
Tri-way	75%	Cash	75%

The responsibilities of the Chinese Businessmen:

1.	To pay their share of the Registered Capital in a timely manner.
2.	To apply to relevant Chinese Authorities in order to obtain the official approval, registration and business license for the incorporation of the SFJVC.
3.	To apply to the Land Authorities of China to obtain official approval of the Land Use Right of the project land.

4.	To introduce and to organize all local sub-contractors and contractors to carry out construction work relating to the scopes of civil engineering, designs, building and all other related matters for the SFJVC for the purpose of developing the fish farm.
5.	To introduce to and to organize all local suppliers and manufacturers for the SFJVC such that the SFJVC will be able to obtain supplies and manufacturing of plants and equipment for the fish farm.
6.	To apply to the customs authorities and to obtain import clearance for all imported plants and equipment of the fish farm and to arrange local transportation for the delivery of the imported plant and equipment to the project site.
7.	To introduce to and to organize all local contractors and sub-contractors for the SFJVC such that the SFJVC will be able to construct and to connect all basic infrastructure and utility services needed at the project site of the fish farm.
8.	To assist the SFJVC in recruiting Chinese management personnel, technical personnel, and other workers needed for its fish farm.
9.	To assist foreign workers and staff of the SFJVC in their applications for entry visas, work permits and other associated local traveling arrangements.
10.	To co-ordinate other general necessities requested by the SFJVC from time to time during the development period of the SFJVC.

The responsibilities of Tri-way:

1.	To pay its share of the Registered Capital in a timely manner.
2.	To organize and to arrange supplies, purchases, delivery and related matters of all imported plants and equipment needed by the Fish Farm.
3.	To organize and to arrange all transportation and related logistics needed for the importation of imported plants and equipment for delivery to the appropriate seaport in China.
4.	To provide qualified technical supervisors, personnel and inspectors for the installation and commissioning of all plants and equipment of the fish farm.
5.	To provide training to the personnel and workers needed for the operation of the fish Farm.
6.	Being the Master license holder of the AP Technology, Tri-way shall ensure that the performance of the Fish Farm (including but not limiting to the productivity and durability of the Fish Farm) will be reached within the targeted schedule.
7.	To assist the SFJVC in other matters related to the Fish Farm Development works as and when requested by the SFJVC.

The Board of directors shall consist of 3 members; 1 appointee from Chinese Businessmen and 2 from Tri-way. The director appointed by Chinese Businessmen shall be made the Chairperson, whereas 1 director appointed by Tri-way shall be made the Deputy Chairperson. The tenure of the Chairperson and the Deputy Chairperson shall be 3 years, renewable at the discretion of the appointing party.

Intellectual Property

We own a patented “Intellectual Property” namely “Zhi Wu JeiGan Si Liao Chan Ye Hua Chan Pin Ji Qi ZhiBei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China. These patents were granted on 18 October 2008 for duration of 30 years.

Progress of the 1st Demonstration Farm: (Please refer to Capital Award’s write up above).

Unconsolidated Equity Interest:

Enping City Cattle Farm Development Co. Ltd (name pending on approval)

Agreements Concerning Livestock Feed involving ENPING CITY JUNTANG TOWN HANG SING TAI AGRICULTURE CO. LTD.

Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement

An Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement between ENPINGCITY JUNTANG TOWNHANG SING TAI AGRICULTURE CO. LTD. (“Enping Sing Tai”) and Mr.LIU XUESONG was entered into between the parties on March 21, 2011. The basis for the agreement was that Enping Sing Taiintends to develop a sizeable beef cattle breeding farm in Enping City, Guangdong Province of the PRC, utilizing and developing locally available resources.

Mr. Liu Xuesong is the expert and the inventor of a domestically developed premium beef cattle nutritional feed recipe and technology (hereafter, “Technology”).Mr. Liu Xuesong shall provide technical services to Enping Sing Tai on the organic premium beef cattle breeding technology and product development. Both parties shall jointly notify the State on the deployment of the Technology in any development projects in any provincial cities and collectively promote such development projects and the advancement of the Technology, in order to attain mutual benefit on a win-win basis in development of value added agricultural products.

The rights and obligations of Enping Sing Tai are:

1.	Mr. Liu Xuesong shall provide the Technology and its related feed recipe to Enping Sing Tai in accordance with the progress of the transfer of the Technology, and shall transfer the intellectual the Technology’s property rights exclusively to Enping Sing Tai, and thereafter Mr. Liu Xuesong shall cease being entitled to those rights.

2.	Enping Sing Tai has the right to transfer or grant the right to use the intellectual property rights of the said Technology to any third party.

3.	Enping Sing Tai shall have the right to advertise and sell the products, so produced, utilizing the Technology in packaging bearing the descriptive words, “Fragrant Beef”.

4.	The Parties are to ensure the quality of raw material procured, and to work together under the premise that the Parties shall strive to reduce the cost of production of the premium beef products and improve the competitiveness and economic benefits of the products.

5.	Enping Sing Tai is obliged to supply updated market information and timely feedback to Mr. Liu Xuesong, to enable Mr. Liu Xuesong to adjust the recipe of the feed or to dispatch technical personnel to provide technical services to the relevant market.

6.	Both parties agree that the transfer fee for this transaction shall be settled by way of RMB100, 000 and 100,000 common shares of Sino Agro Food, Inc. (“SIAF”).

7.	Payment Terms: Enping Sing Tai shall pay a lump sum of RMB100, 000 to Mr. Liu Xuesong as the transfer fee within 7 days from the date of signing of this Agreement. The balance of the transfer fee shall be settled by way of issuance or transfer of 50,000 SIAF common shares on or before July 30, 2011 and another 50,000 common shares on or before April 15, 2012.

The rights and obligations of Mr. Liu Xuesong are:

1.	Mr. Liu Xuesong shall not transfer or disclose the Technology’s intellectual property rights, and the related feed recipe to any other party.

2.	Mr. Liu Xuesong shall formulate the appropriate feed recipe and breeding technique for organic premium beef cattle in accordance with the needs of the market as per Enping Sing Tai’s request, shall warrant that the feed recipe conforms to the relevant requirements accorded organic products to ensure the texture and quality of the products are more superior than other like-products in the country, and shall also timely adjust the feed recipe in accordance with market conditions in order to satisfy consumer demand.

Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement:

On March 25, 2011 an Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement was entered into between Enping Sing Tai and HANG YU TAI INVESTIMENTO LIMITADA (“Hang Yu”).

Upon the principles of strategic cooperation, and for the purpose of improving the competitiveness of Enping Sing Tai’s said Technology and enhancing Hang Yu’s economic benefits, the parties entered into this Agreement for the deployment of said Technology, wherein Enping Sing Tai shall provide technical services to Hang Yu on the organic premium beef cattle breeding technology and product development.

Both parties shall jointly notify the State on the deployment of said Technology regarding any development projects in any provincial cities, and shall collectively promote such development projects and the advancement of the Technology in order to attain mutual benefit from value added agricultural products.

The rights and obligations of Enping Sing Tai are as follows:

1.	Enping Sing Tai shall provide the Technology and its related feed recipe to Hang Yu in accordance with the transfer of said Technology, and shall grant exclusive intellectual property rights to Hang Yu. Thereafter, Enping Sing Tai shall cease to be entitled to the intellectual property rights of said Technology.

2.	Hang Yu has the right to transfer or grant the right to use the intellectual property rights of the said Technology to any third party.

3.	Hang Yu shall have the right to advertise and sell the products, so produced, utilizing the said Technology in packaging bearing the descriptive words, “Fragrant Beef” .

4.	The Parties are to ensure the quality of raw material procured, and to work together under the premise that the Parties shall strive to reduce the cost of production of the premium beef products and improve the competitiveness and economic benefits of the products.

5.	Hang Yu is obliged to supply updated market information and timely feedback to Enping Sing Tai, to enable Enping Sing Tai to adjust the recipe of the feed or to dispatch technical personnel to provide technical services to the relevant market.

6.	Both parties agree that the transfer fee for this transaction shall be US$1,500,000 (RMB9, 675,000).

7.	Payment Terms: Hang Yu shall pay a lump sum of US$150,000 (RMB967, 500) to Enping Sing Tai as the transfer fee within 7 days from the date of signing of this Agreement. The balance of the transfer fee shall be settled by 3 installments as follows:

1stinstallment:	by cash US$450,000 (RMB2, 902,000) or 300,000 common shares of Sino Agro Food, Inc. (“SIAF”), or part cash part common shares on or before July 30, 2011;

2ndinstallment:	by cash US$450,000 (equivalent to RMB2, 902,000) or 300,000 units of SIAF common shares, or part cash part common shares, on or before December 31, 2011; and

3rdinstallment:	by cash US$450,000 (equivalent to RMB2, 902,000) or 300,000 units of SIAF common shares, or part cash part common shares, on or before March 31, 2012.

The rights and obligations of Hang Yu are as follows:

1.	Enping Sing Tai shall not transfer or disclose the intellectual property rights to the said Technology and the related feed recipe to any other party.

2.	Enping Sing Tai shall formulate the appropriate feed recipe and breeding technique for organic premium beef cattle in accordance with the needs of the market as per Hang Yu’s request, shall warrant that the feed recipe conforms to the relevant requirements accorded organic products to ensure the texture and quality of the products are more superior than other like products in the country, and shall also timely adjust the feed recipe in accordance with market conditions in order to satisfy consumer demand.

Progress of the Fragrant Beef Development:

On April 15, 2011 the following agreements were executed between Macau EIJI Company Limited (a fully owned subsidiary of SIAF) and a group of Chinese Businessmen (represented by Mr. Wei Daxing);

A. A Joint Venture Agreement for the development of a cattle farm at a 250 Mu (41.25 acre) site situated at YaneXiaoban Village, LiangXi Town, Enping City for the growing of Cattle and sheep using our Fragrant Beef feeding technology and system, under the following terms and conditions:

•	A Sino Joint Venture Company will be formed with the following equity structure;
Year 1: Macau EIJI has the option to take up to 25% equity in the SJVC,
On or before Year 3: Macau EIJI has the option to take up a further 50% equity in the SJVC.
•	Total Investment Capital to be employed within 5 years is US $30 million.
•	Initial Registered Capital in Year 1 is US $100,000, which was amended to US $500,000 based on advice of the authority. Gradually, the registered capital will be increased up to US$30 million by year 5.

•	Targeted growing capacity of the Farm is planned at;
Year 1: Up to 1,000 head of beef cattle and 10,000 head of sheep,
On or before Year 3: 3,000 head of beef cattle and 30,000 head of sheep.
•	Proposed name of the SJVC is “Enping City A Power Cattle Farm Development Co. Ltd.”

B. Consulting and Servicing Contract was awarded to Macau EIJI to provide services to build a cattle and sheep farm at the said site based on following principal terms and conditions:

Work components	Quoted in RMB	Equivalent in US$
Engineering design and drawings	1,260,000	200,000
Sub-contracting for buildings and related infrastructures
Sub-contracting (1) Land clearance & cultivation	2,394,400	380,000
Sub-contracting (2) Infrastructure, utilities, buildings & fences	10,395,000	1,650,000
Sub-contracting (3) Supplies of trees and grass seed	724,500	115,000
Sub-contracting (4) Furniture & Fittings	945,000	150,000
Supply of farm plant and equipment	1,575,000	250,000
Installation and related supervised work	1,575,000	250,000
Farm training of personnel and management	157,500	25,000
Out of pocket expenses and miscellaneous	315,000	50,000
Other related and additional or general work	850,500	135,000
Total Contracted Cost	20,191,500	3,205,000
Variance	+/-15%

Updated report as of March 1, 2012:

•	Macau EIJI’s consulting and Servicing Contract was completed as of December 31, 2011 and the Cattle Farm is in operation.
•	There are now over 150 head of cattle being reared at the Farm with its first batch of cattle sales targeted on or before March 31, 2012.
•	Pastures are being nurtured at the farm property, with expected consolidation of all pastureland occurring in July 2012. In the mean time, there are about 10 acres reserved for cattle while the other areas have no cattle on them until all pastures are consolidated.
•	In the interim we intend to buy more young cattle targeting to stock up to 1,000 head within 2012.

Subsidiary V:

Hunan Shanghua A Power Agriculture Co. Ltd.(Hunan A Power)

As filed per10-Q3 2011 (SEC):

This subsidiary was officially approved on July 15, 2011 with total registered capital of US$2.5 Million invested and owned by Macau EIJI, a group of Chinese businessmen, and SanJiang A Power at 26%, 24%, and 50% ownership interests, respectively.

The business activities of Hunan A Power are similar to Sanjiang A Power, which includes the manufacturing of fertilizer (consisting mainly of organic and mixed fertilizer), growing of pasture grasses that will be manufactured into live-stock feed, and cattle rearing (using our rotation system) under a three year development plan, estimated to cost US$5 million.

Pending Authority approval, its first (fertilizer) factory (8,000 m2) is scheduled to commence construction sometime in November 2011.

As of October 31, 2011, 2,000 MT of organic fertilizer were in transit from SJAP (Xining) to Hunan A Power where the local Government is providing rental free storage. Management is currently forming a marketing team to begin selling its fertilizer product, and to receive feedback that can be incorporated into its factory operations to meet standards based on local market conditions. In addition, this will provide HSA a means to raise revenue before its factory commences operations.

As of October 31st, most of the permit process on the land purchased by Hunan A Power has been completed, including the rezoning of 50Mu into commercial property, allowing Hunan A Power to move forward with its construction and development plan.

The 50 Mu industrial land granted by the Government was purchased at the lowest price rate permitted by the Central Government at RMB 40, 000/Mu, totaling ~RMB2 million (US$320K). Current appraised market value of the 50Mu industrial property in this region stands at RMB188, 000/Mu. Upon completing land transfer and commercial rezoning, SHAPA will realize an immediate capital gain in an amount of no less than RMB7.4 Million (US$1.175 Million).

Updated report as of March 1, 2012:

•	Engineering drawings and design for the fertilizer manufacturing factory and site were completed during February 2012. Due to the Government Authority requiring amendments to the EIA designed plans, construction of the factory has been delayed and we are expecting that building construction will begin on or before April 31, 2012.
•	On 29th February 2012, we received news that our EIA was officially approved.
•	During February 2012, we had completed land prep at the factory site (measuring some 70Mu or 11.2 acres), and completed the installation of a power-supply substation.
•	Stage (1) of the factory will have two foundation buildings: One with a fully built area of 2,000 m2 for production facilities and the other for the fermentation facility with a built up area of about 400 m2. These factories will be designed to have a production capacity of up to 30,000 MT of fertilizer/year.
•	Management reported that, within the district, there are many agricultural activities (i.e. tea plantations, tobacco plantations, market gardening, orchid farms, etc) and many of these are Government related entities. We have made in-roads with these entities and have been promised the opportunity to put our fertilizer to test at their respective plantations, and if its quality is proven accordingly, many of these entities are prepared to begin placing orders with us.

Business Synergies: The interrelationship of the activities of our various subsidiaries:

Our four technologies, including the Enzyme technology developed by Sanjiang A Power in 2009 and designed for the manufacturing of bio-organic fertilizer coupled with the A-Power Technology, the Fragrant Beef Feed technology, and the Livestock Feed Manufacturing Technology gives us the potential to develop a number of synergistic opportunities for our existing and potential future business activities.

A-Power Technology for fish farming – Capital Award

Capital Award holds a Master License for A-Power Technology, or “APT,” which is a fish growing system and technology including the designs of A-Power Integrated Water Treatment System covering all related parts and components and the A-Power farm operation’s management systems and procedures. Infinity Environmental Group, or Infinite, an Australian company, is the inventor and developer of the APT Technology. We were granted our Mater License by Infinite for the territory of China on August 1, 2005 for a term of 55 years, subsequently amended to 60 years in a supplemental agreement dated December 19, 2005.

This technology can be applied in the business operation of future SFJVCs in which we will have an interest.

At the same time, all insoluble wastes from the fish farms will be collected and processed into one of the raw materials needed for the manufacturing of fertilizer that will be applied to our HU plantations and other cash crops that the HU plantations or Sanjiang A Power will produce in the future.

In addition, we intend to establish and develop distribution centers in countries where we shall sell the fish raised at our farms, the HU plant product of Hang Sing Tai Agriculture Development Co. Ltd., and the beef and beef by-products of Sanjiang A Power.

A Power Technology for Prawn farming – Capital Award

In relation to our Fish Technology we have developed a unique prawn growing technology and system expanded from our APT fish growing system. In 2012 we shall complete the development and construction of our 1st and 2nd prawn farms that will have the capacity and facilities to grow prawn within fully controlled and enclosed environments covering most aspects of the prawn culture business from brood stock, breeding, and flies, to grow-out, marketing, etc.

The Enzyme Technology for Livestock Feed & Bio-Organic Fertilizer – Sanjiang A Power

Sanjiang A Power, as the owner of this invention, will apply this technology in the business operation of future SFJVCs in which we have an interest.

SFMT, the Stock Feed Manufacturing Technology – Tri-way

Tri-way owns a patented SFMT, the Stock Feed Manufacturing Technology, registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China, for the manufacturing of livestock feed designed and applied for the consumption of beef cattle, cows, sheep and other animals.

This technology is being applied in the business operation of Sanjiang A Power and will be applied in the business operation of future SFJVCs in which we have an interest.

Capital Award has over the years improved and refined the application of the A-Power Technology, in particular the design and functionality of the component parts and equipment, to the extent that the present form of A-Power Technology is very much different from its original form, although it is still named as A-Power Technology. Capital Award has control over the manufacturing rights to its re-designed plants and equipment, including some of the parts and components. Therefore, it is no longer valid whether the original tenure of the Master License obtained was for 60 years or more, as Capital Award in fact is the inventor and designer of the present form of A-Power Technology and the essential plant and equipment.

It is the same scenario for the Stock Feed Manufacturing Technology, as evidenced by the fact that in a short span of time of its application, Sanjiang A Power already managed to develop the new Enzyme Technology, the introduction of which has brought changes to the livestock feed manufacturing method.

The Result of the Synergistic Operation:

The Company’s ultimate aims and directions are as follows:

•	To produce uniform and high standard of quality “Organic Food” in an efficient and economic manner, supported by sustainable markets to meet the middle-income population of China as well as other Asian countries.
•	To bring the farmed produce and products directly from farms to the end consumer markets, thus providing more efficient services and cost saving benefits to end consumers on the whole.
•	To bring economic benefit to farmers and growers, thus improving their living standard and their communities as a whole.

Our bioorganic fertilizer will start the food chain in the right direction by reconditioning the soil to an organic state providing organic produce, which will be fed to the animals to produce organic products.

All chains of our operation will be under the control of our Company, ensuring the best quality and quantity of production on a uniform basis, made possible by the application of our technologies.

Regulatory Environment in China:

China is in a state of transition, transitioning from a planned economy to a market economy. While the Chinese government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the Chinese government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the Chinese government are unprecedented or experimental, and expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating revenues may be reduced by changes in China’s economic and social conditions as well as by changes in the policies of the Chinese government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

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

We are subject to many general regulations governing business entities and their behavior in China and in any other jurisdiction in which we have operations. In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs of compliance, and our operational and financial viability. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to export our products to certain countries and regions, such as Japan, South Korea and Hong Kong, which would limit our international expansion.

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

A SFJVC is entitled to all tax benefits and incentives granted by the China Government to domestic entities in the agricultural industry. Thus, operating as an SFJVC allows us to take advantage of China Government agriculture industry exemptions including:

•	No income tax
•	No value-added tax or subsidies for transportation within the country
•	No excise tax on imported plant and equipment
•	Rebate of development capital calculated up to 33% of development assets
•	Advantageous loans with no interest or fixed terms of repayment
•	“Land Usage Rights” being accepted as collateral that can be leveraged against bank lending

The foreign partners of the SFJVCs are allowed by the Foreign Investment Department of China to repatriate their investment capital returns.

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

Regulations Concerning Land Ownership and Usage in China

Under the 1982 Constitution, urban land in China is owned by the State and collectives own the rural land. Since the local and central governments administer the rural collectives, it can be construed that all land ownership is under control of the State. However, the Constitution’s Amendment Act of 1988 to Article 10 adopted on April 12, 1988, states that a land use right may be transferred in accordance to law. Based on this statement, a land use right becomes divisible from land ownership, thus making land use right likely to be privatized. Individuals, including foreigners can hold long-term leases for land use. They also can own buildings, apartments, and other structures on land, as well as personal property.

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

Employees

The Table below shows our current employees for every sector of the businesses:

	Capital Award	Intermidiate	Jiangman	Jiangman	SanJiang	Hunan	ZhongShan	Total
	& SIAF	Holding co.	HST	Fish farm (1st)	A Power	A Power	Prawn Farm (2nd)
Full Time
Administration
Management	8	20	3	2	8	3	3	47
Professionals	5	2	0	2	3	1	2	15
Clerical	6	0	2	2	7	2	2	21
Sales	10	0	2	0	6	3	5	26
Non-skilled	3	0	3	1	5	3	2	17
Skilled	7	0	2	2	5	3	2	21

Operation
Management	2	0	2	1	3	0	1	9
Professionals	2	0	0	0	1	0	1	4
Clerical	4	0	3	1	3	0	3	14
Sales	2	0	0	1	3	0	2	8
Non-skilled	2	0	5	3	25	0	10	45
Skilled	5	0	3	3	35	0	6	52

Part Time
Operation
Skilled Harvestors	0	0	100	0	40	0	0	140
Non-skill	0	0	12	0	8	0	0	20
	56	22	137	18	152	15	39	439

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

Rented Property:

1.	Address: Guangzhou City, Guangdong Province, P.R. China
Number of Square Feet: 2,300
Name of Landlord: China Shine Property Development Co. Ltd.
Term of Lease: 5 years
Monthly Rental: RMB29,085/month (US$4,288/month)

2.	Address: Enping City, Guangzhou
Number of square feet: 2,178
Name of Land Lord: Enping City Water Work Authority
Term of Lease: 7 years (expiry 31 March 2014)
Monthly rental: US $430.

3.	Address: Room 504, Unit2, Building3, Anfu New Village,
Anfu Town, Linli County, Hunan Province, PRC
Name of Landlord: Village Committee of Anfu New Village,
Terms of Lease: 3 years (expiration March 4, 2014)
Monthly Rental: US $160/month.

Adequate for current needs: Yes

Properties that we have “Land Use Right”:

1.	Address: ZhangMutou,YanE Village, LiangXi Town, Guangdong Province
Number of acres: 0.298 acres
Date of Grant: March 04, 2007
Duration of land use rights: 60 years

2.	Address: DongGongPingTang,YanE Village, LiangXi Town, Guangdong Province
Number of acres: 5.738 acres
Date of Grant: March 04, 2007
Duration of land use rights: 60 years

3.	Address: Western to ChuLuo,YanE Village, LiangXi Town, Guangdong Province
Number of acres: 2.348 acres
Date of Grant: March 04, 2007
Duration of land use rights: 60 years

4.	Address: North to SaoYiMing, YanE Village, LiangXi Town, Guangdong Province
Number of acres: 13.968 acres
Date of Grant: March 04, 2007
Duration of land use rights: 60 years

5.	Address: South to PaiZi and ChunZi, YanE Village, LiangXi Town, Guangdong Province
Number of acres: 5.478 acres
Date of Grant: March 04, 2007
Duration of land use rights: 60 years

6.	Address: ZhangMutou, Enping City, Guangdong Province
Number of acres: 16.80 acres
Date of Grant: March 04, 2007
Duration of land use rights: 60 years

7.	Address: DongChuLu, Enping City, Guangdong Province
Number of acres: 18.85 acres
Date of Grant: March 04, 2007
Duration of land use rights: 60 years

8.	Address: Western to SaoYi Lang, Enping City, Guangdong Province
Number of acres: 13.97 acres
Date of Grant: March 04, 2007
Duration of land use rights: 60 years

9	Address: South to XiangZiZhiZi, Enping City, Guangdong Province
Number of acres: 5.49 acres
Date of Grant: March 04, 2007
Duration of land use rights: 60 years

10.	Address: YanE Village LiangXi Town, Guangdong Province
Number of acres: 54.79 acres
Date of Grant: September 12, 2007
Duration of land use rights: 60 years

11	Address: Shanxiang School YanE Village, LiangXi Town, Guangdong Province
Number of acres: 8.33 acres
Date of Grant: August 10, 2007
Duration of land use rights: 60 years

12	Address: NiuyantanDaiwan Village, JunTang Town, Guangdong Province
Number of acres: 28.88 acres
Date of Grant: September 12, 2007
Duration of land use rights: 60 years

13.	Address: Yi Dui Sheng FengKuang, Huang Bi District, Niu Jiang Town, Guangdong Province.
Number of acres: 3.59 acres
Date of Grant: January 01, 2008
Duration of land use right: 60 years

14.	Address: Er Dui Sheng FengKuang, Huang Bi District, Niu Jiang Town, Guangdong Province.
Number of acres: 12.89 acres
Date of Grant: January 01, 2008
Duration of land use right: 60 years

15.	Address: San Dui Sheng FengKuang, Huang Bi District, Niu Jiang Town, Guangdong Province.
Number of acres: 6.25 acres
Date of Grant: January 01, 2008
Duration of land use right: 60 years

16	Address: Lian Dui Sheng FengKuang, Huang Bi District, Niu Jiang Town, Guangdong Province.
Number of acres: 10.96 acres
Date of Grant: January 01, 2008
Duration of land use right: 60 years

17	Location: Guangdong Province, Enping City, Liangxi Town YaneShang Chong Village, east of the village Namdu village areas (formerly sugar cane farm)
Number of acres: 415.80 acres
Date of Grant: February 22, 2011
Duration of land use right: 26 years

18.	Address: Guangdong Province, Enping City, Liangxi Town, YaneNandu Village (hereinafter called “the Landowner”), east of the village at Tongwali, neigbouring the ponds, Shatiangang, both sides of the road, Chuanyaodeng, Shadu areas (formerly sugar cane farm)
Number of acres: 1702.27 acres
Date of Grant: February 22, 2011
Duration of land use right: 26 years

19	Address: Guangdong Province, Enping City, Liangxi Town, YaneXiaoban Village
Number of acres: 522.14 acres
Date of Grant: May 13th2011
Duration of land use right: 26 years

20.	Address: Huangyuan Town, Qinghai Province, P.R. China
Number of Square Feet: 1,257,795 ftІ
Name of Landlord: Huangyuan Government, Commercial and Trade Department.
Date Granted: February 29, 2012
Duration of Land Title: Life

21.	Address: OuChi Village, FengHuo Xiang, Linli County, Hunan Province.
Number of acres: 23.73 acres
Date granted: July 28, 2011
Duration of Land Used Right: 43 years.

22.	Address: OuChi Village,FengHuo Xiang, Linli County, Hunan Province
Number of acres: 247.52 Acres
Date Granted: July 2nd. 2011
Duration of Land Use Right: (Pending on Approval, for 60 years)

Land Use Rights All lands held under “Land Use Right” are zoned agriculture lands, as such and under current Land Law of China, these lands are not permitted for use of any other purpose (i.e. industrial, residential or commercial development) except for the purpose of agriculture development.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Since January 5th, 2012, our common stock has been quoted on OTC Bulletin Board (OTCBB) under the symbol of “SIAF.OB”, prior to that on July 24, 2007, our Common Stock was quoted on the Pink OTC Markets under the symbol “SIAF.PK.” also, prior to that, our Common Stock was quoted on the Pink OTC Markets under the symbol “VOLG.PK.” The following table lists the high and low bid price for our Common Stock as quoted, in U.S. dollars, by the Pink then BB OTC Markets during each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

	High	Low

October 1 – December 31, 2009	$1.27	$0.59
January 1 – March 31, 2010	$1.88	$1.07
April 1 – June 30, 2010	$1.31	$0.44
July 1 - September 30, 2010	$1.44	$0.47
October 1 – December 31, 2010	$1.80	$1.15
January 1 – March 31, 2011	$1.58	$1.21
April 1 – June 30, 2011	$1.43	$0.82
July 1 - September 30, 2011	$1.04	$0.45
October 1 – December 31, 2011	$0.78	$0.36

Holders of Our Common Stock

As of March 31, 2012 there were approximately 5356 shareholders of record holding shares of common stock.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

On August 27, 2010, we declared cash dividends of US $0.01 per each of our common stock with recorded date on August 31, 2010, and payment date of October 15, 2010. Subsequently the said dividends were fully paid on October 15, 2010.

On October 2, 2011, we declared cash dividends of US $0.01 per each of our common stock with a record date of October 31, 2010, and payment date of November 15, 2011. Subsequently, the dividend was fully paid to shareholders of record on November 15, 2011.

Stock Re-Purchases

We do not currently have any publicly-announced repurchase plans in effect. However we did re-purchase shares of our common stock and re-issued them out for purposes of debt settlements as shown below:

Table (2)

Date	Re-purchase or (Sold) / reissued for debt settlements	No. of shares	Unit price
06.07.2011	Re-Purchase	500,000	0.78
19.07.2011	Re-purchase	500,000	0.78
14.10.2011	Re-purchase	600,000	0.65
19.10.2011	Re-purchase	620,000	0.65
23.10.2011	Re-purchase	2,000,000	0.01
23.10.2011	Re-purchase	2,000,000	0.01
23.10.2011	Re-purchase	2,400,000	0.01
As of 31.12.2011	Total number of shares repurchased	8,620,0010
Note: All 8,620,000 repurchased shares were reissued for purpose of debt settlement as shown in Table (3) below.

Recent Sales of Unregistered Securities

Date	Description	No. of shares	Unit price	Consideration	Investors (Persons)
		(Brought) / Issued	US$/ share	US$	Non-USA	USA
As at
31.12.2010	As reported in 10K 2011 and Form 10 2011	55,474,136		57,884,575	136	5,123

03.01.2011	Shares issued for debt settlements	370,000	1.52	562,500		1
13.01.2011	Shares issued for debt settlements	491,000	1.50	736,500		1
10.02.2011	Shares issued for debt settlements	425,000	1.50	637,500		1
10.02.2011	Shares issued for debt settlements	35,000	1.50	52,500		1
16.04.2011	Shares issued for debt settlements	530,000	1.50	795,000		1
22.04.2011	Shares issued for debt settlements	400,000	1.50	600,000		1
08.05.2011	Shares issued for debt settlements	351,000	1.50	526,500		1
01.07.2011	Issuance Workers’ compensation & adjustments	1,706,620	1.01	1,723,686	79
11.07.2011	Issuance Workers’ compensation & adjustments	1,054,109	0.90	943,428
11.07.2011	Issuance for professional services & adjustments	1,800,000	0.90	1,620,000		4
06.07.2011	Repurchase of shares	-500,000	0.78	-390,000	-1
19.07.2011	Repurchase of shares	-500,000	0.78	-390,000	-1
21.07.2011	Re-issuance of shares for debt settlements	304,878	0.82	250,000
27.07.2011	Re-issuance of shares for debt settlements	304,878	0.82	250,000
16.08.2011	Re-issuance of shares for debt settlements	377,976	0.82	309,940		1
02.09.2011	Re-issuance of shares for debt settlements	12,268	0.82	10,060
02.09.2011	Shares issued for debt settlements	353,542	0.84	296,975		1
02.09.2011	Shares issued for debt settlements	426,787	0.69	293,629	2
08.10.2011	Shares issued for debt settlements	1,470,588	0.85	1,250,000		1
14.10.2011	Re-purchase of shares	-600,000	0.65	-390,000		-1
19.10.2011	Re-purchase of shares	-620,000	0.65	-403,000		-1
23.10.2011	Re-purchase of shares	-2,000,000	0.001	-2,000
23.10.2011	Re-purchase of shares	-2,000,000	0.001	-2,000
23.10.2011	Re-purchase of shares	-2,400,000	0.001	-2,400
14.10.2011	Re-issuance of shares for debt settlements	600,000	0.80	480,000	1
14.11.2011	Re-issuance of shares for debt settlements	620,000	0.80	496,000	1
14.11.2011	Re-issuance of shares for debt settlements	1,596,480	0.91	1,450,000		3
15.11.2011	Re-issuance of shares for debt settlements	6,400,000	0.504	3,225,600		1
15.12.2011	Shares issued for debt settlements	550,000	0.504	277,200
As at 31.12.2011		67,034,262		73,092,193	217	5,139

Total Number of common shares issued: 67,034,262.

Total Number of Preference A shares issued: 100

Total Number of Preference B shares issued: 7,000,000

Total Issuance of shares (including Series A & B) shares: 74,034,362

Total Consideration received: $73,092,193.

Total Number of USA investors: 5,139.

Total number of Non-USA investors: 217.

Total Number of shareholders: 5,356.

Basic number of shares Issued and outstanding (Weighted average as at 31.12.2011):60,158,210

Fully Diluted number of shares issued and outstanding (weighted average as at 31.12.2011): 67,158,210.

We relied upon Section 4(2)of the Securities Act of 1933, as amended for the above issuances to US citizens or residents.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.

•	Restrictive legends were and will be placed on all certificates issued as described above.

•	The distribution did not involve general solicitation or advertising.

•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non-US citizens or residents.

We believed that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed Regulation S required restrictive legends on all certificates issued;

•	No offers or sales of stock under the Regulation S offering were made to persons in the United States;

•	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

EXPERTS

The Sourlis Law Firm has assisted us in the preparation of this Report and will provide counsel with respect to other legal matters concerning the Company and its securities law compliance. The Sourlis Law Firm has consented to being named as an expert in this Report.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Historical Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this Report. See “Risk Factors.”

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Sino Agro” in this Report collectively refers to the Company, Sino Agro Food, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).The Private Securities Litigation Reform Act of 1995 is not available to us as a non-reporting issuer. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with an initial public offering.

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

Overview

We are an integrated developer, producer and distributor of organic produce and agricultural / aquaculture products of high quality standard, with our subsidiaries operating in China.

Currently we are generating revenues from four divisional businesses, namely:

•	The Plantation business, through a combination of Macau Eiji Company Limited and Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd.
•	The Fishery business, through a combination of Capital Award Inc. and SIAF and Triway.
•	The Beef business, has two divisions:
	o	(1) through a combination of Qinghai Sanjiang A Power Agriculture Co. Ltd. and Hunan Shanghua A Power Agriculture Co. Ltd. and
	o	(2) through Macau Eiji Company Limited acting as the technology and servicing provider and Enping A Power Cattle Farm Co. Ltd.
•	The Prawn Business, through a combination of Capital Award, SIAF and another subsidiary of ours that will be nominated on or before April 30, 2012.

Consolidated Results of Operations Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues

Revenues including continued and discontinued operations increased by $11,328,837 or 27.94% to $51,879,903 for the year ended December 31, 2011 from $40,551,066 for the year ended December 31, 2010. The increase was primarily due to maturity of all sectors of the businesses (i.e. the fishery, the plantation organic fertilizer and the cattle farm) as they gradually move into operational stages instead of developing stages.

The following chart illustrates the changes by category from the year-ended December 31, 2011to December 31, 2010.

	2011	2010	Difference
	$	$	$
Fishery	26,422,125	4,163,833	22,258,292
Dairy	—	29,632,300	(29,632,300)
Plantation	6,113,155	4,774,854	1,338,301
Beef	15,182,222	1,980,079	13,202,143
Cattle farm	4,159,921	—	4,159,921
Organic fertilizer	2,480	—	2,480
	51,879,903	40,551,066	11,328,837

Revenue – Fishery: Revenue from fishery increased by $22,258,292 or 534.56% from $4,163,833 for the year ended December 31, 2010 to $26,422,125 for the year ended December 31, 2011. The increase in fishery was primarily due to our increase in revenue from the sale of sleepy cods and baits and development contracting services for the year ended December 31, 2011 compared to the sale of fingerlings and consulting income for the year ended December 31, 2010.

Revenue – Dairy: Revenue from dairy decreased by $29,632,300 from $29,632,300 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011. The decrease in dairy was primarily due to the sale of our dairy segment sold in January 2011.

Revenue – Plantation: Revenue from our plantation increased by $1,338,301 from $4,774,854 for the year ended December 31, 2010 to $6,113,155 for the year ended December 31, 2011 due to a better than average harvest in 2011.

Revenue – Beef: Revenue from beef increased by $13,202,143 from $1,980,079 for the year ended December 31, 2010 to $15,182,222 for the year ended December 31, 2011 as they gradually move into operational stages instead of developing stages.

Revenue – Cattle farm: Revenue from cattle farm development increased by $4,159,921 from $0 for the year ended December 31, 2010 to $4,159,921. The increase in cattle farm revenue was primarily due to the commencement of our contracting services in the cattle farming industry for the year ended December 31, 2011.

Revenue – Organic fertilizer: Revenue from Organic fertilizer increased by $2,480 from $0 for the year ended December 31, 2010 to $2,480. The increase in organic fertilizer was primarily due to the commencement of our production of organic fertilizer for the year ended December 31, 2011.

Cost of Goods Sold

Cost of goods sold increased by $8,854,233 or 48.92% to $18,097,641 for the year ended December 31, 2010 from $26,951,874 for the year ended December 31, 2011. The increase primarily due to increase of sales revenue thus in turn increases on direct production cost proportionately as our operations are gradually moving into scale of operation.

The following chart illustrates the changes by category from the year-ended December 31, 2011 to December 31, 2010.

	2011	2010	Difference
	$	$	$
Fishery	15,392,278	1,055,089	14,337,189
Dairy	—	14,366,437	(14,366,437)
Plantation	2,070,835	1,828,324	242,511
Beef	6,974,847	847,791	6,127,056
Cattle farm	2,511,508	—	2,511,508
Organic fertilizer	2,406	—	2,406
	26,951,874	18,097,641	8,854,233

Cost of goods sold – Fishery. Cost of goods sold from fishery increased by $14,337,189 from $1,055,089 for the year ended December 31, 2010 to $15,392,278 for the year ended December 31, 2011. The increase in fishery was primarily due to cost of goods sold from the sale of sleepy cods and baits and development contracting services for the year ended December 31, 2011 compared to the cost of goods sold of fingerlings and consulting income for the year ended December 31, 2010.

Cost of goods sold – Dairy. Cost of goods sold from dairy decreased by $14,366,437 for the year ended December 31, 2010 to $0 for the year ended December 31, 2001. The decrease in dairy was primarily due to the sale of our dairy segment in January 2011.

Cost of goods sold – Plantation. Cost of goods sold from our plantation increased slightly by $242,511 from $1,828,324 for the year ended December 31, 2010 to $2,070,835 for the year ended December 31, 2011 due to good harvest in 2011. The increase primarily due to increase of sale’s revenue thus in turn increases on direct production cost proportionately.

Cost of goods sold – Beef. Cost of goods sold from beef increased by $6,127,056 from $847,791 for the year ended December 31, 2010 to $6,937,847 for the year ended December 31, 2011 as they gradually move into operational stages instead of developing stages.

Cost of goods sold – Cattle farm. Cost of goods sold from cattle farm development increased by $2,511,508 from $0 for the year ended December 31, 2010 to $2,511,508 for the year ended December 31, 2011. The increase in cattle farm was primarily due to the commencement of our contracting services in the cattle farming industry for the year ended December 31, 2011.

Cost of goods sold – Organic fertilizer. Cost of goods sold from organic fertilizer increased by $2,406 from $0 for the year ended December 31, 2010 to $2,406 for the year ended December 31, 2011. The increase in cattle farm was primarily due to the commencement of our business of organic fertilizer for the year ended December 31, 2011.

Gross Profit

Gross Profit increased by $2,474,604 or 10.21% from $22,453,425 for the year ended December 31, 2010 to $24,928,029 for the year ended December 31, 2011. The increase was primarily due to discontinuation of dairy segment due to maturity of all sectors of the businesses (i.e. the fishery, the plantation organic fertilizer and the cattle farm) as they gradually move into operational stages instead of developing stages even though the sale of diary sector on January 2011.

The gross profit by category is as follows:

	2011	2010	Difference
	$	$	$
Fishery	11,029,847	3,108,744	7,921,103
Dairy	—	15,265,863	(15,265,863)
Plantation	4,042,320	2,946,530	1,095,790
Beef	8,207,375	1,132,288	7,075,087
Cattle farm	1,648,413	—	1,648,413
Organic fertilizer	74	—	74
	24,928,029	22,453,425	2,474,604

Gross profit – Fishery: Gross profit from fishery increased by $7,921,103 from $3,108,744 for the year ended December 31, 2010 to $11,029,847 for the year ended December 31, 2011. The increase in fishery was primarily due to an increase in the volume of contract service income from fishery and prawn development contracts for the year ended December 31, 2011 compared to the sale of fingerlings and consulting income for the year ended December 31, 2010.

Gross profit –Dairy: Gross profit from dairy decreased by $15,265,863 for the year ended December 31, 2010 to $0 for the year ended December 31, 2011. The decrease in dairy was primarily due to the sale of our dairy segment in January 2011.

Gross profit – Plantation: Gross profit from our plantation increased by $1,095,790 from $2,946,530 for the year ended December 31, 2010 to $4,042,320 for the year ended December 31, 2011. The decrease in plantation was primarily due to the decrease in the harvest in 2011.

Gross profit – Beef: Gross profit from beef increased by $7,075,087 from $1,132,288 for the year ended December 31, 2010 to $8,207, 375 for the year ended December 31, 2011 as they gradually move into operational stages instead of developing stages.

Gross profit – Cattle farm: Gross profit from cattle farm development increased by $1,648,413 from $0 for the year ended December 31, 2010 to $1,648,413 for the year ended December 31, 2011. The increase in cattle farm was primarily due to the commencement of our contracting services in the cattle farming industry for the year ended December 31, 2011.

Gross profit – Organic fertilizer. Organic fertilizer increased by $74 from $0 for the year ended December 31, 2010 to $74 for the year ended December 31, 2011. The increase in cattle farm was primarily due to the commencement of our business of organic fertilizer for the year ended December 31, 2011.

General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses from continuing and discontinued operation (including depreciation and amortization) increased by $1,397,036 or 35.77% from $3,905,701 for the year ended December 31, 2010 to $5,302,737 for the year ended December 31, 2011. The increase was primarily due to increase on the depreciation and amortization amounting to $936,509 for the year ended December 31, 2011 from $244,177 for the year ended December 31, 2010, and the increase in wages and salaries of $2,122,975 for year ended December 31, 2011 from $1,403,102 for the year ended December 31, 2010.

	2011	2010	Difference
	$	$	$

Office and corporate expenses	1,718,389	1,660,959	57,430
Wages and salaries	2,122,975	1,403,102	719,873
Travelling and related lodging	94,728	124,024	(29,296)
Motor vehicle expenses and local transportation	54,462	54,697	(235)
Entertainment and meals	94,945	39,090	55,855
Others and miscellaneous	280,729	25,512	255,217
Depreciation and amortization	936,509	244,177	692,332
Subtotal	5,302,737	3,551,561	1,751,176
Interest expenses	—	354,140	(354,140)
	5,302,737	3,905,701	1,397,036

In this respect, total depreciation and amortization amounted to $1,475,450 for the year ended December 31, 2011, out of which amount, $936,509 was booked under General and administration expenses and $538,941 was booked under cost of goods sold; whereas total depreciation and amortization was at $2,212,106 for the year ended December 31, 2010 and out of which amount, $244,177 was booked under General and Administration expenses and $1,967,929 was booked under cost of goods sold.

Income Taxes

No EIT has been provided in the financial statements of CA, ZX, JHST, and SJAP since they are exempted from EIT for the years ended December 31, 2011 and December 31, 2010 as they are within the agriculture, dairy and fishery sectors.

EIT has been provided in the financial statements of HSA at 25% for the income for the years ended December 31, 2011 and December 31, 2010 as it is not within the agriculture, dairy and fishery sectors.

Off Balance Sheet Arrangements

As of December 31, 2011, there is no long-term loan debt.

Liquidity and Capital Resources

As of December 31, 2011, we had unrestricted cash and cash equivalents of $1,387,908 (see notes to the consolidated accounts), and our working capital as of December 31, 2011 was at $57,744,328.

As of December 31,2011, our total long term debts are as follows:

Contractual
Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long Term Bank Debts	$0	$0	$0	$0	$0

Cash provided by operating activities from continuing operation totaled $3,222,375 for the year ended December 31, 2011. This compares with cash provided by operating activities from continuing operations totaled $1,427,977 for the year ended December 31, 2010. The increase in cash flows from operations primarily resulted from net cash provided by net income for the year after adjustments of non-cash items.

Cash used in investing activities from continuing operations totaled ($2,299,647) for the year ended December 31, 2011. This compares with cash used in investing activities from continuing operations totaled ($3,928,156) for the year ended December 31, 2010. The decrease in cash used in investing activities primarily resulted from the receipts of proceeds of disposal of subsidiaries of $557,700 and payment for construction in progress of $1,346,394, investment in unconsolidated equity of $1,258,607, as compared with payment for construction in progress of $0, and investment in unconsolidated equity of $2,739,881 for the year ended December 31, 2010.

Cash used in financing activities from continuing operations totaled $573,814 for the year December 31, 2011. This compares with cash used in financing activities from continuing operations totaling $357,438 for the year ended December 31, 2010.

Cash provided by operating activities from discontinued operation totaled $0 for the year ended December 31, 2011. This compares with cash provided by operating activities from discontinued operations totaling $11,930,533 for the year ended December 31, 2010. The decrease in cash flows from operations primarily resulted from there is no cash generated from the discontinued operations of Dairy Production Division since January 1, 2011.

Cash used in investing activities from discontinued operation totaled $3,137,885 for the year ended December 31, 2011. This compares with cash used in investing activities totaling $6,759,822 for the year ended December 31, 2010 due to withdrawal of cash and cash equivalents of discontinued dairy segment of $3,137,885 in 2011 and resulting in the decrease in cash used in investing activities by $3,621,937.

Cash provided by financing activities from discontinued operation totaled $0 for the year ended December 31, 2011. This compares with cash used in financing activities from discontinued operations totaling $3,059,788 for the year ended December 31, 2010.

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

These seasonal factors have certain influences on our overall operations explained as follows:

The Plantation - The HU flowers’ harvesting season is from July to the end of October. During this time, the bulk of our freshly harvested flowers are dried and stored. Although the dried flowers are sold year round, the bulk of sales are from November to June each year. In general, we sell the dried flowers at their highest prices from April through June. During 2009, we did not have enough dried flowers to store and sell throughout the entire year and our harvest was sold by the end of December. However, our 2010 harvest was at 31.5 million pieces, which is twice the volume of our 2009 harvest of 16.5 million pieces. This harvest of 31.5 million is still an insufficient number of flowers to be processed, dried, stored, and sold through to June 2011 to even out our annual sales through the year of 2011.

Progress report of HST 2011 quoted earlier in our Q2 and Q3 2011 reports:

The 2011 season started very nicely having harvested over 11 million pieces of fresh flowers during the month of June, which is exceptional compared to the previous year, and this trend continued into late August producing over 29.5 million pieces of fresh flowers during the quarter; making a total harvest exceeding 40.5 million pieces for the June through August period. Larger volume of production during this quarter attributed to lowering the cost of production to RMB0.125/piece of fresh flowers and RMB11.95/Kg of dried flowers compared to June’s cost at RMB0.18/piece of fresh flowers and RMB13.63/Kg of dried flowers.

During the quarter there were about 10 million pieces of fresh flowers and 357 tons of dried flowers sold resulting in over RMB20.77 million (US $3.29 million) of revenue generated for the Quarter.

However, the region experienced extremely dry weather conditions throughout September resulting in a scarce harvest throughout the months of September and October.

Therefore, although performance of this year is about 25% better than in 2010, it falls short of our earlier harvest projection (60 million to 75 million pieces of fresh flowers) for 2011.

This experience confirms the management’s opinion quoted in its Q2 2011 report that:

“the Company is convinced that the harvested quantity of HU flowers will be increased rapidly if the plantation can be semi-green housed (meaning enclosed environment during winter months and open top conditions during summer months), because under semi-green house conditions, we can eliminate most of the seasonal factors, achieving easier disease control, grow healthier plants to achieve better yearly yields. Therefore the Company is intending to green house the plantation within 2011, however cost of building materials are increasing progressively in China in 2011 such that the Company may need to use the combination of used and new building materials in order that the green houses can be constructed within a capped budget of around US$7 million.”

As such, management is more determined than ever to complete the seasonal greenhouse plan for the plantation before the start of next year’s growing season. However, due to the cost of building materials on the rise in China, the budget of US $7 million outlaid for development costs will likely be increased to US$8.5/9.0 million.

Significant Event that may affect HST FY 2011 Operational Cash Flow and FY 2012 Sales Revenue:

The new processing and drying facility for the HU flowers and a nursery station for seedlings of the intended asparagus farm on a block of land measuring up to 40 Mu or equivalent to 26,400 M2 has been temporarily halted due to the Company’s permit application to the Land Authority of Enping City having not yet been granted. Based on advice from our attorneys, the Development was put on hold in late September pending negotiations between the Company and the Enping Authority.

This event may affect HST’s FY 2011 Cash Flow and FY 2012 Sales Revenue, if unresolved by the end of 2011.

Report as of March 1, 2012;

•	Respective of the semi-greenhouse program, we shall commence with the construction of green houses at the end of March 2012(post rainy-season), initially constructing 10 acres to test whether in practice the HU plant production will be improved as anticipated. If our theory is proven correct, we shall extend the green housing to cover the entire HU plantation. We anticipate that the 10 (test) acres will be fully constructed on or before May 31, 2012.

•	With respect to the new processing facilities for the HU flowers and the nursery station for the asparagus, our negotiations with the local government on the rezoning of this block of land is still in progress. However, we do not anticipate a successful outcome because a number of the officials whom we had been negotiating with have been transferred out of Enping District, meaning essentially we are being required to restart the negotiating process with new officials. Therefore, we are sourcing within the region another block of land suitable to develop the processing and nursery facilities, and anticipate that we shall obtain the right block of land within the next one to two months.

Significant Events that may affect Fishery Operations’ Cash Flow:

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

This appeal is still pending as of March 1, 2012.

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

As of December 31, 2011, we had no other significant transactions that may affect our cash/liquidity other than the seasonal variation effects mentioned earlier and the effects stated herein: “The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.”

Banking Regulations and tax laws in China and the trading habits of the farming society are in general rather different to many other Western Developing Countries, (i.e. Maximum daily Cash withdrawn from banks is limited to RMB50,000/consecutive day without having to go through regulatory application processes, a company is not allowed to issue paid-cheque to a person with its current bank account, in the agriculture sector, growers and suppliers would deal mainly in cash transactions, and most of the taxes for goods sold and purchased are to be paid up-front by buying the tax coupons in advance and others etc.). Due to these reasons, it is necessary for the company to keep certain cash balances under the accounts of respective directors to be able to operate efficiently.

The Company needs to bring cash directly to the farmers and some suppliers to buy material and other goods from the farmers as well as to buy some of capital expenditure items from suppliers (i.e.) building and construction materials and locally manufacturing plants and equipment. Usually cash is given to the Directors or advanced by the directors personally for these purposes. These cash transactions are being booked temporarily under the Director’s individual accounts “due from directors” or when the goods or materials are being delivered, we booked in the said director’s account as “Due to the director”, such that these types of entries were primarily to make for easier bookkeeping, and that we don’t regard the referred transactions as personal loans to the directors for the purpose of Section 13(k) of the Exchange Act.

OTHER SIGNIFICANT TRANSACTIONS THAT AFFECT CASH/LIQUIDITY:

As of December 31, 2011, we had no other significant transactions that may affect our cash/liquidity other than the seasonal variation effects mentioned earlier and the effects stated herein: “The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.”

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). All material inter-company transactions and balances have been eliminated in consolidation.

The Renminbi of the People’s Republic of China (RMB) has been determined to be the Company’s functional currency. The balance sheets were translated at year end exchange rates. Expenses were translated at moving average exchange rates in effect during the years. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, HJST, HSA, and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. The results of companies acquired or disposed of during the year are included in the consolidated Financial Statements from the effective date of acquisition.

SIAF, CA, CS, CH, TRW, MEIJI, JHST, HSA, APWAM and SJAP are hereafter referred to as (“the Company”).

BUSINESS COMBINATIONS

The Company adopted the accounting pronouncements relating to business combinations (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

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

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. Service revenue is recognized when services have been rendered to a buyer by reference to the stage of completion. License fee income is recognized on the accrual basis in accordance with the underlying agreements.

Government grants are recognized upon (i) the Company has substantially accomplished what we must be done pursuant to the terms of the policies and terms of the grant that are established by the local government; and (ii) the Company receives notification from the local government that the Company has satisfied all of the requirements to receive the government grants; and or (iii) the amounts are received

Revenues from the Company’s fishery development services contract are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognized that profit over the contract term. The percentage of costs incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

The percentage of completion method requires the ability to estimate several factors, including the ability of the customer to meet its obligations under the contract, including the payment of amounts when due. If the Company determines that collectability is not assured, we will defer revenue recognition and use methods of accounting for the contract such as the completed contract method until such time as the Company determines that collectability is reasonably assured or through the completion of the project.

For fixed-price contracts, the Company uses the ratio of costs incurred to date on the contract (excluding uninstalled direct materials) to management’s estimate of the contract’s total costs, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract costs included all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company accounts for maintenance and repair services under the guidance of ASC 605 as the services provided relate to construction work. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, and estimated profitability arising from contract penalty, change orders and final contract settlements may result in revisions to the estimated profitability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized as contract costs in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified.

The Company does not provide warranties to customers on a basis customary to the industry; however, the customers can claim warranty directly from product manufacturers for defects in equipment or products. Historically, the Company has experienced no warranty claims.

The Company’s fishery development consultancy services revenues are recognized when the relevant services are rendered, and are subject to a Chinese business tax at a rate of 0% of the gross fishery development contract service income approved by the Chinese local government.

COST OF GOODS SOLD

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies.

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $58,096 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses which totaled $99,526 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred.

Accumulated other comprehensive income in the consolidated statements of equity amounted to $3,446,838 as of December 31, 2011 and $3,804,116 as of December 31, 2010. The balance sheet amounts with the exception of equity at December 31, 2011 and December 31, 2010 were translated at RMB 6.30 to $1.00 and RMB 6.62 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the years ended December 31, 2011 and December 31, 2011 were RMB 6.33 to $1.00 and RMB 6.73 to $1.00, respectively.

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

ACCOUNTS RECEIVABLE

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis.

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2011 and December 31, 2010 are $0. Bad debts written off for the years ended December 31, 2011 and December 31, 2010.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred.. The assets’ residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at the end of each years.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

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

PROPRIETARY TECHNOLOGIES

The Company has determined that technological feasibility is established at the time a working model of products is completed. Master license of stock feed manufacturing technology was acquired and the cost of acquisition were capitalized as proprietary technologies when technological feasibility had been established. Proprietary technologies are intangible assets of finite lives. Proprietary technologies are amortized using the straight line method over their estimated lives of 25 years. Management evaluates the recoverability of proprietary technologies on an annual basis of the end of the company’s fiscal year, or when impairment indicators arise. As required by ASC Topic 350 “Intangible – Goodwill and Other”, the Company uses a fair-value-based approach to test for impairment.

CONSTRUCTION IN PROGRESS

Construction in progress represents direct costs of construction as well as acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use..

LAND USE RIGHTS

Land use rights represent acquisition of land use right rights of agriculture land from farmers and are amortized on the straight line basis over the respective lease periods. The lease period of agriculture land is in the range from 30 years to 60 years. Land use rights purchase prices were determined in accordance with the 2007 PRC Government’s minimum lease payments of agriculture land and mutually agreed between the company and the vendors. No independent professional appraiser performed a valuation of land use rights at the balance sheet dates.

CORPORATE JOINT VENTURE

A corporation formed, owned, and operated by two or more businesses (ventures) as a separate and discrete business or project (venture) for their mutual benefit is considered to be a corporate joint venture.

Investee entities, in which the company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the company’s share of the earnings or losses of these companies is included in net income.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

VARIABLE INTEREST ENTITY

An entity (investee) in which the investor has obtained less than a majority- owned interest, according to the Financial Accounting Stadards Board (FASB). A variable interest entity (VIE) is subject to consolidation if a VIE is an entity meeting one of the following three criteria as elaborated as ASC Topic 810- 10, Consolidation.

(a) equity-at risk is not sufficient to support the entity’s activities

(b) As a group, the equity-at-risk holders cannot control the entity;or

(c) The economics do not coincide with the voting interest

 If a firm is the promarary beneficiary of a VIE, the holdings must be disclosed on the balance sheet. The primary beneficiary is defined as the person or company with the majority of variable interests.

TREASURY STOCK

Treasury stock consists of a Company’s own stock which has been issued, are subsequently reacquired by the Company. Treasury stock does not reduce the number of shares issued but doe reduce the number of shares outstanding. These shares are not eligible to receive cash dividends. Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

State laws and federal agencies closely regulate transactions involving a company’s own capital stock, so the purchase of treasury shares must have a legitimate purpose. Some of the most common reasons for purchasing treasury share are as follows

(i) to meet additional stock needs for various reasons, including newly implemented stock option plans, stock for convertible bonds or convertible preferred stock, or stock dividend.

(ii) to eliminate the ownerships interests of a stockholder.

(iii) to increase the market price of the stock that returns capital to shareholders.

(iv) to potentially increase earnings per share of the stock by decreasing the shares outstanding on the same earnings.

a. to make more shares available for a merger.

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

INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740 “Accounting for Income Taxes”. Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The provision for income tax is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred taxes area accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also adjusted in the equity accounts. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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

POLITICAL AND BUSINESS RISK

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

EARNINGS PER SHARE

As prescribed in ASC Topic 260 “Earning per Share”, Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

For the years ended December 31, 2011 and 2010, basic earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.26 and $(0.05), respectively. For the years ended December 31, 2011 and 2010, diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.23 and $(0.05), respectively..

For the years ended December 31, 2011 and 2010, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.43 and $0.16, respectively. For the years ended December 31, 2011 and 2010, diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.39 and $0.14, respectively.

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholder equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period.

Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholder equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and other comprehensive income as incurred.

The balance sheet amounts with the exception of equity at December 31, 2011 and December 31, 2010 were translated at RMB6.30 to $1.00 and RMB6.62 to $1.00, respectively.

The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2011 and December 31, 2010 were RMB6.33 to $1.00 and RMB6.73 to $1.00, respectively.

Non-GAAP financial measure can represent our actual U.S. dollars reported earnings per share including foreign exchange gain of net assets denominated in RMB as the underlying trend shows Chinese Renminibi appreciates steadily against United States dollars. As such, we measure diluted earnings per share growth rate using comprehensive income divided by weighted average numbers of shares outstanding, and provide guidance on comprehensive income per shares.

Below is a reconcilation of reported EPS to non- GAAP measure EPS for the fiscal years 2011 and 2010:

Consolidated results	2011	2010
Diluted net earnings per share (EPS)	$0.39	$0.14

Translational impact (a)	$0.04	$0.03

Non- GAAP measure EPS	$0.43	$0.17

Non- GAAP measure EPS growth (b)	153%

(a)	Translation impact is the difference between reported EPS and the translation using non- GAAP measure.
(b)	Calculated as a percentage of growth from the prior year’s reported EPS.

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

STOCK-BASED COMPENSATION

The Company adopts both ASC Topic 718, “Compensation- Stock Compensation” and ASC Topic 505-50, “Equity - Based Payments to Non- Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non- employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when the other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011 or December 31, 2010, nor gains or losses are reported in the statements of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2011 or December 31, 2010.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2011, the FASB issued an Accounting Standard Update (ASU”) No, 2011-01, Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect the adoption of ASU 2011-01 to have a significant impact on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.The Company does not expect the adoption of ASU 2011-03 to have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of these requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a significant impact on its consolidated financial statements.

In July 2011, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels. It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

In September 2011, the FASB issued Intangibles – Goodwill and Other (Topic 350)– Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S.GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a significant impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

SINO AGRO FOOD, INC. AND SUBSIDIARIES

(Incorporated in the State of Nevada, United States of America)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

SINO AGRO FOOD, INC. AND SUBSIDIARIES

68

Madsen & Associates CPAs, Inc.
684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632 FAX: (801) 268-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of December 31, 2011 and December 31, 2010, and the consolidated statements of income and other comprehensive income, the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the years ended December 31, 2011 and December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sino Agro Food, Inc. and subsidiaries as of December 31, 2011, and December 31, 2010, and the results of its operations and its cash flows for each of the years ended December 31, 2011 and December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah
April 10, 2012

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$1,387,908	$3,890,026
Accounts receivable, net of allowance for doubtful accounts	27,531,915	12,803,771
Inventories	4,435,445	8,913,127
Cost and earnings in excess of billings on uncompleted contracts	456,104	—
Deposits and prepaid expenses	14,868,838	14,229,711
Due from related parties	15,820,752	—
Other receivables	9,688,871	3,967,680
Total current assets	74,189,833	43,804,315
Property and equipment
Property and equipment, net of accumulated depreciation	2,667,765	17,155,782
Construction in progress	3,577,869	2,231,475
Land use rights, net of accumulated amortization	56,507,470	16,829,410
Total property and equipment	62,753,104	36,216,667
Other assets
Goodwill	724,940	12,000,000
Proprietary technologies, net of accumulated amortization	6,977,675	7,287,883
Long term accounts receivable	5,936,718	8,459,044
Licence rights	1	1
Investment in unconsolidated corporate joint venture	1,258,607	—
Total other assets	14,897,941	27,746,928

Total assets	$151,840,878	$107,767,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,202,104	$390,846
Billings in excess of cost and estimated earnings on uncompleted contracts	1,962,119	—
Due to a director	289,764	926,196
Dividends payable	155,957	210,262
Other payables	11,968,148	1,188,406
Due to related parties	867,413	223,884
Total current liabilities	16,445,505	2,939,594

Other liabilities
Long term debt	—	3,776,435

Total liabilities	16,445,505	6,716,029
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 0 share issued and outstanding as of December 31, 2011 and December 31, 2010, respectively)	$—	$—
Series A preferred stock: $0.001 par value (100 shares authorized, 100 and 0 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively)	—	—
Series B convertible preferred stock: $0.001 par value) (10,000,000 shares authorized, 7,000,000 shares issued and outstanding) as of December 31, 2011 and December 31, 2010, respectively)	7,000	7,000
Common stock: $0.001 par value (100,000,000 shares authorized, 67,034,262 and 55,474,136 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively)	67,034	55,474
Additional paid - in capital	72,794,902	58,586,362
Retained earnings	50,395,444	25,019,971
Less: Treasury stock	(1,250,000)	—
Accumulated other comprehensive income	3,446,838	3,804,116
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity	125,461,218	87,472,923
Non - controlling interest	9,934,155	13,578,958
Total stockholders’ equity	135,395,373	101,051,881
Total liabilities and stockholders’ equity	$151,840,878	$107,767,910

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	2011	2010

Continuing operations
Revenue	$51,879,903	$10,918,766

Cost of goods sold	26,951,874	3,731,204

Gross profit	24,928,029	7,187,562

General and administrative expenses	(5,302,736)	(2,916,102)
Net income from operations	19,625,293	4,271,460

Other income (expenses)

Other income	449,498	226,586
Gain/(loss) of extinguisjment of debts	987,518	(6,077,230)

Net income (expenses)	1,437,016	(5,850,644)

Net income before income taxes	21,062,309	(1,579,184)

Provision for income taxes	(31)	—

Net income (loss) from operations	21,062,278	(1,579,184)

Less: Net income attributable to the non - controlling interest	(5,371,246)	(134,716)
Net income (loss) of continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	15,691,032	(1,713,900)
Discontinued operations
Net income from discontinued operations	10,203,951	14,276,264
Less: Net income attributable to the non - controlling interest	—	(4,061,542)
Net income (loss) of discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries	10,203,951	10,214,722
Net income attributable to the Sino Agro Food, Inc. and subsidiaries	25,894,983	8,500,822
Other comprehensive income
Foreign currency translation gain	3,815,775	2,097,324
Comprehensive income	29,710,758	10,598,146
Less: other comprehensive income attributable to the non - controlling interest	(721,880)	(461,411)
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries	$28,988,878	$10,136,735

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	$0.43	$0.16

Diluted	$0.39	$0.14

Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing operations

Basic	$0.26	$(0.05)

Diluted	$0.23	$(0.05)

Weighted average number of shares outstanding:

Basic	60,158,210	54,223,823

Diluted	67,158,210	61,223,823

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

			Series A		Series B Convertible						Accum- ulated
	Common stock		Preferred stock		preferred stock						other
	Par value $0.001		Par value $0.001		Par value $0.001		Treaasury stock		Additional		compre-	Non -
	Number of shares	Nominal amount	Number of shares	Nominal amount	Number of shares	Nominal amount	Number of shares	Nominal amount	paid - in capital	Retained earnings	hensive income	controlling interest	Total
		$		$		$		$	$	$	$	$	$
Balance as of January 1, 2010	52,683,579	52,684	-	-	-	-	-	-	43,704,723	17,086,949	2,168,203	8,921,289	71,933,848

Issue of Series A preferred stock	-	-	100	-	-	-	-	-	100	-	-	-	100

Issue of Series B convertible preferred stock	-	-	-	-	7,000,000	7,000	-	-	6,993,000	-	-	-	7,000,000

Issue of common stock
- for settlement of debts	9,690,145	9,690	-	-	-	-	-	-	10,435,394	-	-	-	10,445,084
- for settlement of proprietary technologies payable of TRW	4,770,855	4,771	-	-	-	-	-	-	3,910,665	-	-	-	3,915,436
- employees’ compensation	519,559	519	-	-	-	-	-	-	530,290	-	-	-	530,809
Common stock redeemed for conversion to Series B convertible preferred stock	(7,000,000)	(7,000)	-	-	-	-	-	-	(6,993,000)	-	-	-	(7,000,000)
Common stock voided at nil value	(5,190,002)	(5,190)	-	-	-	-	-	-	5,190	-	-	-	-
Net income (loss) for the year									-
- Continuing operation	-	-	-	-	-	-	-	-		(1,713,900)	-	134,716	(1,579,184)
- Discontinued operation	-	-	-	-	-	-	-	-		10,214,722	-	4,061,542	14,276,264
Dividends	-	-	-	-	-	-	-	-	-	(567,800)	-	-	(567,800)
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	1,635,913	461,411	2,097,324
Balance as of December 31, 2010	55,474,136	55,474	100	-	7,000,000	7,000	-	-	58,586,362	25,019,971	3,804,116	13,578,958	101,051,881
											.
Issue of common stock
- for settlement of debts	15,619,397	15,619	-	-	-	-	-	-	11,496,767	-	-	-	11,512,386
- Common stock for services rendered	1,800,000	1,800	-	-	-	-	-	-	1,618,200	-	-	-	1,620,000
- employees’ compensation	2,760,729	2,761	-	-	-	-	-	-	2,664,353	-	-	-	2,667,114
- Common stock redeemed at stated value for cancellation	(8,620,000)	(8,620)	-	-	-	-	-	-	(1,570,780)	-	-	-	(1,579,400)

Purchases of treasury stock	-	-	-	-	-	-	(1,000,000)	(1,250,000)	-	-	-	-	(1,250,000)

Disposal of HYT group	-	-	-	-	-	-		-	-	-	(3,451,173)	(9,737,929)	(13,189,102)

Net income for the year								-
- Continuing operation	-	-	-	-	-	-		-	-	15,691,032	-	5,371,246	21,062,278
- Discontinued operation	-	-	-	-	-	-				10,203,951	-	-	10,203,951
Dividends	-	-	-	-	-	-		-	-	(519,510)	-	-	(519,510)

Foreign currency translation gain	-	-	-	-	-	-		-	-	-	3,093,895	721,880	3,815,775
Balance as of December 31, 2011	67,034,262	67,034	100	-	7,000,000	7,000	(1,000,000)	(1,250,000)	72,794,902	50,395,444	3,446,838	9,934,155	135,395,373

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	2011	2010

Cash flows from operating activities
Net income (loss) from continuing operations	$21,062,278	$(1,579,184)

Adjustments to reconcile net income (loss) from continuing operations to net cash from operations:
Depreciation	220,810	720,214
Amortization	1,043,181	453,625
(Gain) loss on extinguishment of debts	(987,518)	6,077,230
Common stock issued for services	2,139,057	530,809
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(4,477,682)	1,843,520
Decrease (increase) in deposits and prepaid expenses	1,499,930	(3,212,027)
Increase in due from directors	—	112,267
(Decrease) increase in due to a director	(6,313,946)	3,403,200
Increase in accounts payable and accrued expenses	811,258	347,575
Increase (decrease) in other payables	11,798,629	55,957
Increase in accounts receivable	(9,567,456)	(6,949,508)
Increase in cost and estimated earnings in excess of billings on uncompleted contracts	(456,104)	—
Increase in billings on uncompleted contracts in excess of costs and estimated earnings	1,962,119	—
Increase in due from related parties	(10,434,519)	—
Increase in due to related parties	643,529	—
Increase in other receivables	(5,721,191)	(375,701)
Net cash provided by operating activities	3,222,375	1,427,977
Cash flows from investing activities
Purchases of property and equipment	(252,346)	(1,188,275)
Proceeds of disposal of subsidiaries	557,700	—
Investment in unconsolidated equity investees	(1,258,607)	(2,739,881)
Payment for construction in progress	(1,346,394)	—
Net cash used in investing activities	(2,299,647)	(3,928,156)
Cash flows from financing activities
Series A Preferred stock issued for cash	—	100
Dividends paid	(573,814)	(357,538)
Net cash used in financing activities	(573,814)	(357,438)
Net cash provided by (used in) continuing operations	348,914	(2,857,617)
Cash flows from discontinued operations
Net cash provided by operating activities	—	11,930,533
Net cash used in investing activities	(3,137,885)	(6,759,822)
Net cash used in financing activities	—	(3,059,788)
Net cash (used in) provided by discontinued operations	(3,137,885)	2,110,923
Effects on exchange rate changes on cash	286,853	2,276,133
(Decrease) increase in cash and cash equivalents	(2,502,118)	1,529,439
Cash and cash equivalents, beginning of year	3,890,026	2,360,587
Cash and cash equivalents, end of year	1,387,908	3,890,026
Less: cash and cash equivalents at the end of the period - discontinued operation	—	(3,137,885)
Cash and cash equivalents at the end of the period - continuing operations	$1,387,908	$752,141
Supplementary disclosures of cash flow information:
Cash paid for interest	—	—
Cash paid for income taxes	31	—
Non - cash transactions:
Common stock issued for settlement of debts and proprietary technology payable	11,512,386	14,360,520
Common stock issued for service and employee compensation	4,287,114	519,559
Common stock acquired for cancellation	(1,579,400)	—
Settlement of land use rights payable in contra of disposal proceeds receivable	38,056,750	—
Disposal proceeds receivable from sale of subsidiaries, HYT and ZX	5,386,233	—
Purchases of treasury stock	(1,250,000)	—

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

1.	CORPORATE INFORMATION

Sino Agro Food, Inc. (“the Company” or “SIAF”) (formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc.) Company”) is an International Business Corporation incorporated on October 1, 1974 in the State of Nevada, United States of America.

The Company was engaged in the mining and exploration business but ceased its mining and exploring business on October 14, 2005. On August 24, 2007, the Company entered into a Merger and Acquisition Agreement with Capital Award Inc. (“CA”) and its subsidiaries Capital Stage Inc. (“CS”)and Capital Hero Inc.(“CH”). Effective the same date, CA, a Belize Corporation, completed a reverse merger transaction with SIAF. SIAF acquired all the outstanding common stock of CA from Capital Adventure, a shareholder of CA for 32,000,000 shares of the company’s common stock.

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

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

1.	CORPORATE INFORMATION (CONTINUED)

In September 2009, the Company carried out an internal re-organization of its corporate structure and business, and formed a 100% owned subsidiary A Power Agro Agriculture Development (Macau) Limited (APWAM) which was formed in Macau. APWAM then acquired PMH’s 45% equity interest in SJAP. By virtue of the Assignment, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On September 9, 2010, an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved.

On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The aforesaid sale and transfer was approved by the State Administration for Industry And Commerce of Xining City Government of the People’s Republic of China. As a result, SJAP was owned by APWAM with a 45% interest and Garwor with a 55% interest.

On February 15, 2011, the Company entered the agreement to sell its 78% equity interest in ZX for $31,000,000. In accordance with the memorandum of understanding dated March 28, 2011, the original agreement regarding the sale of ZX was cancelled, and replaced by the new agreement to sell its 100% equity interest in HYT group (incuding HYT and ZX) for $45,000,000 with the effective date of sale being January 1, 2011.

The Company applied to form Enping City Bi Tao A Power Fishery Development Co. Limited (“EBAPFD”), Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD”), and Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest. The approvals of the formation of EBAPFD, EBAPCD, ECF by the relevant authorities of the PRC Government are pending. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) with 25% equity interest and the Company withdrew its 25% equity interest in EBAPFD. The Company applied to form Hunan Shenghua A Power Agriculture Co., Limited (“HSA”) (previously known as Linli United A Power Agriculture Co., Limited (“LLA”)), of which the Company would directly own a 26% equity interest and SJAP would own 50% equity interest.

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

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (2010: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (2010: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (2010: 100%) indirectly	Dormant

Tri-way Industries Limited (“TRW”)	Hong Kong, PRC	100% (2010: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer

Pretty Mountain Holdings Limited (“PMH”)	Hong Kong, PRC	0% (2010: 80%) directly	Dissolved on January 28, 2011

Macau Eiji Company Limited (“MEIJI”)	Macau, PRC	100% (2010: 100%) directly	Investment holding, technology consulting service

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	PRC	75% (2010: 75%) directly	Hylocereus Undatus and Asparagus Plantation.

Hang Yu Tai Investment Limited (“HYT”)	Macau, PRC	0% (2010: 100%) directly	Disposed on January 1, 2011 (2010: Investment holding)

ZhongXingNongMu Co. Ltd (“ZX”)	PRC	0% (2010: 78%) indirectly	Disposed on January 1, 2011 (2010: Dairy production and manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pasture)

A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, PRC	100% (12.31.2010: 100%) directly	Investment holding

	Macau, PRC	100% (2010: 100%) directly	Investment holding

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	PRC	45% (2010: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities
Enping City Bi Tao A Power Prawn Culture Development Co., Limited (“EBAPCD”) (pending approval)	PRC	25% indirectly	Prawn cultivation

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	PRC	25% indirectly	Fish cultivation

Enping City A Power Cattle Farm Co., Limited (“ECF”) (pending approval)	PRC	25% indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”) (previously known as Linli United A Power Agriculture Co., Limited (“LLA”) )	PRC	26% directly and 50% indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
	2.3	BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). All material inter-company transactions and balances have been eliminated in consolidation.

The Renminbi of the People’s Republic of China (RMB) has been determined to be the Company’s functional currency. The balance sheets were translated at year end exchange rates. Expenses were translated at moving average exchange rates in effect during the years. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

	2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, HYT, ZX, HJST, HSA, PMH and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition. HYT and ZX were derecognized as subsidiaries since 1 January 2011 and PMH was dissolved on January 28, 2011.

SIAF, CA, CS, CH, TRW, MEIJI, JHST, , HSA, APWAM nd SJAP are hereafter referred to as (“the Company”).

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

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.8	REVENUE RECOGNITION

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

License fee income is recognized on the accrual basis in accordance with the agreements.

Government grants are recognized when (i) the Company has substantially accomplished what must be done pursuant to the terms of the grant that are established by the local government; and (ii) the Company receives notification from the local government that the Company has satisfied all of the requirements to receive the government grants; and (iii) the amounts are received.

Revenues from the Company’s fishery development services contract are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term. The percentage of costs incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

The percentage of completion method requires the ability to estimate several factors, including the ability of the Customer to meet its obligations under the contract, including the payment of amounts when due. If the Company determines that collectability is not assured, the Company will defer revenue recognition and use methods of accounting for the contract such as the completed contract method until such time as we determine that collectability is reasonably assured or through the completion of the project.

For fixed-price contracts, the Company uses the ratio of costs incurred to date on the contract (excluding uninstalled direct materials) to management’s estimate of the contract’s total costs, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company accounts for maintenance and repair services under the guidance of ASC 605 as the services provided relate to construction work. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, and estimated profitability arising from contract penalty, change orders and final contract settlements may result in revisions to the estimated profitability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized as contract costs in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the loss was identified.

The Company’s fishery development consultancy services revenues are recognized when the relevant services are rendered to a buyer by reference to the stage of reference, and are subject to a Chinese business tax at a rate of 0% of the gross fishery development contract service income approved by the Chinese local government.

The Company does not provide warranties to customers on a basis customary to the industry; however, customer’s can claim warranty directly from product manufacturers for defects in equipment or products. Historically, the Company has experienced no warranty claims.

	2.9	COST OF GOODS SOLD

Cost of goods sold consists primarily of direct and indirect cost of cultivation of planation, and cost of development contracts.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.10	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $58,096 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively

	2.11	ADVERTISING

Advertising costs are included in general and administrative expenses which totaled $99,526 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively.

	2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred.

Accumulated other comprehensive income in the consolidated statements of equity amounted to $3,446,838 as of December 31, 2011 and $3,804,116 as of December 31, 2010. The balance sheet amounts with the exception of equity at December 31, 2011 and December 31, 2010 were translated at RMB6.30 to $1.00 and RMB6.62 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2011 and December 31, 2011 were RMB6.33 to $1.00 and RMB6.73 to $1.00, respectively.

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis.

The standard credit period for most of the Company’s customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2011 and December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.15	INVENTORIES

Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows:

-	raw materials – purchase cost on a weighted average basis;
-	manufactured finished goods and work-in-progress – cost of direct materials and labor and a proportion of manufacturing overhead based on normal operation capacity but excluding borrowing costs; and
-	retail and wholesale merchandise finished goods – purchase cost on a weighted average basis.

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

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.19	CONSTRUCTION IN PROGRESS

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

Land use rights represent acquisition of land use right rights of agriculture land from farmers and are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is in the range from 30 years to 60 years. Land use rights purchase prices were determined in accordance with the 2007 PRC Government’s minimum lease payments of agriculture land and mutually agreed between the company and the vendors. No independent professional appraiser performed a valuation of land use rights at the balance sheetdates.

	2.21	CORPORATE JOINT VENTURE

A corporation formed, owned, and operated by two or more businesses (ventures) as a separate and discrete business or project (venture) for their mutual benefit is considered to be a corporate joint venture. Investee entities, in which the company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the company’s share of the earnings or losses of these companies is included in net income.

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

	2.22	VARIABLE INTEREST ENTITY

An entity (investee) in which the investor has obtained less than a majority-owned interest, according to the Financial Accounting Standards Board (FASB). A variable interest entity (VIE) is subject to consolidation if A VIE is an entity meeting one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation.

(a) equity-at-risk is not sufficient to support the entity’s activities
(b) As a group, the equity-at-risk holders cannot control the entity; or
(c) The economics do not coincide with the voting interest

If a firm is the primary beneficiary of a VIE, the holdings must be disclosed on the balance sheet. The primary beneficiary is defined as the person or company with the majority of variable interests

	2.23	TREASURY STOCK

Treasury stock consists of a Company’s own stock which has been issued, are subsequently reacquired by the Company. Treasury stock does not reduce the number of shares issued but does reduce the number of shares oustanding. These shares are not eligible to receive cash dividends. Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

State laws and federal agencies closely regulate transactions involving a company’s own capital stock, so the purchase of treasury shares must have a legitimate purpose. Some of the most common reasons for purchasing treasury shares are as follows:

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.23	TREASURY STOCK (CONTINUED)

(i)	to meet additional stock needs for various reasons, including newly implemented stock optionplans, stock for convertible bonds or convertible preferred stock, or a stock dividend.
(ii)	to eliminate the ownerships interests of a stockholder.
(iii)	to increase the market price of the stock that returns capital to shareholders.
(iv)	to potentially increase earnings per share of the stock by decreasing the shares outstanding on the same earnings.
(v)	to make more shares available for a merger.

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

2.24	INCOME TAXES

The Company accounts for income taxes under the provisions of ASC Topic 740 “Accounting for Income Taxes”. Under ASC Topic 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

2.25	POLITICAL AND BUSINESS RISK

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.26	CONCENTRATION OF CREDIT RISK

Cash includes cash in banks and demand deposits in accounts maintained with licenced banks within the People’s Republic of China. Total cash in these financial institutions on December 31, 2011 and December 31, 2010 amounted to $1,379,837 and $3,525,224 of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenues earned from customers located primarily in the People’s Republic of China. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	2011	2010

Customer A	29.03%	—
Customer B	13.96%	—
Customer C	13.87%	—
Customer D	8.24%	—
Customer E	6.68%	—
Customer F	—	21.39%
Customer G	—	17.00%
Customer H	—	16.80%
Customer I	—	12.81%
Customer J	—	0.33%
	71.78%	68.33%

The company had 5 major customers whose accounts receivable balance individually represented of the Company’s total accounts receivable as follows:

	2011	2010

Customer A	15.31%	—
Customer B	9.14%	16.85%
Customer C	8.60%	28.37%
Customer D	8.39%	—
Customer E	8.22%	—
Customer F	—	14.00%
Customer G	—	12.55%
Customer H	—	7.49%
	49.66%	79.26%

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2011 and December 31, 2010, the Company determined no impairment charges were necessary.

	2.28	EARNINGS PER SHARE

As prescribed in ASC Topic 260 “Earnings per Share”, Basic Earnings per Share (“EPS”) is computed by As prescribed in ASC Topic 260 “Earning per Share”, Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

For the years ended December 31, 2011 and 2010, basic earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.26 and $(0.05), respectively. For the years ended December 31, 2011 and 2010, diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.23 and $(0.05), respectively.

For the years ended December 31, 2011 and 2010, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.43 and $0.16, respectively. For the years ended December 31, 2011 and 2010, diluted earnings (loss) per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.39 and $0.14, respectively.

Foreign currency translation

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

Because cash flows are translated based on weighted average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with the changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in the accumulated other comprehensive income in the consolidated statements of equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred.

The balance sheet amounts with the exception of equity as of December 31, 2011 and December 31, 2010 were translated at RMB6.30 to $1.00 and RMB6.62 to $1.00, respectively.

The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2011 and December 31, 2010 were RMB6.33 to $1.00 and RMB6.73 to $1.00, respectively.

Non-GAAP financial measure can represent our actual U.S. dollars reported earning per share including foreign exchange gain net assets denominated in RMB as the underlying trend shows Chinese Renminbi appreciates steadily against United States dollars. As such, we measure diluted earning per share growth rate using comprehensive income divided by weighted average numbers of shares outstanding, and provide guidance on the comprehensive income per shares.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.28	EARNINGS PER SHARE (CONTINUED)

Foreign currency translation (Continued)

Below is a reconciliation of reported EPS to non - GAAP measure EPS for fiscal years 2011 and 2010:

	2011	2010

Consolidated results
Diluted net earnings per share (EPS)	$0.39	$0.14
Translational impact (a)	0.04	0.03
Non- GAAP measure EPS	$0.43	$0.17
Non- GAAP measure EPS growth rate (b)	153%	-
(a) Translation impact is the difference between reported EPS and using non-GAAP measure.
(b) Calculated as a percentage of growth from the prior year’s reported EPS.

2.29	ACCUMULATED OTHER COMPREHENSIVE INCOME

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

2.30	RETIREMENT BENEFIT COSTS

PRC state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution.

2.31	STOCK-BASED COMPENSATION

The Company adopts both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50,”Equity-Based Payments to Non-Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the”simplified” method to determine the term of employee options when other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.32	FAIR value of financial INSTRUMENTS

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2011 or December 31, 2010, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held as of the reporting date for the fiscal year ended December 31, 2011 or December 31, 2010.

	2.33	NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2011, the FASB issued an Accounting Standard Update (ASU”) No, 2011-01, Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect the adoption of ASU 2011-01 to have a significant impact on its consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.33	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of these requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a significant impact on its consolidated financial statements.

In July 2011, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels. It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

In September 2011, the FASB issued Intangibles – Goodwill and Other (Topic 350)– Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a significant impact on its consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

	2011
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$26,422,125	$6,113,155	$15,184,702	$4,159,921	—	—	$51,879,903

Net income (loss)	$10,876,752	$2,950,339	$3,262,178	$1,466,290	$(2,864,527)	10,203,951	$25,894,983

Total assets	$37,030,261	$27,672,083	$54,353,901	$7,152,129	$25,632,504	—	$151,840,878

	2010
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$4,163,833	$4,774,854	$1,980,079	—	—	$29,632,300	$40,551,066

Net income (loss)	$3,605,581	$2,081,642	$413,900	—	$(7,833,470)	$10,233,169	$8,500,822

Total assets	$17,685,816	$14,804,908	$4,359,809	—	$19,241,692	$51,675,685	$107,767,910

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

4.	INCOME TAXES

United States of America

SIAF was incorporated in the United States of America. SIAF has no trading operations in United States of America and no US corporate tax has been provided in the financial statements of SIAF.

China

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate applicable to both DEs and FIEs. Beginning January 1, 2008, China unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Under new tax legislation in China beginning January 2008, the agriculture, dairy and fishery sectors are exempt from enterprise income taxes.

No EIT has been provided in the financial statements of CA, JHST, and SJAP since they are exempt from EIT for the years ended December 31, 2011 and December 31, 2010.

EIT has been provided in the financial statements of HSA at 25% for the income for the years ended December 31, 2011 and December 31, 2010 as it is not within the agriculture, dairy and fishery sectors.

Belize and Malaysia

CA, CS and CH are international business companies incorporated in Belize, and are exempted from corporation tax in Belize.

All sales invoices of CA were issued by its representative office in Malaysia and its trading and service activities are conducted in China. As the Malaysia tax law is imposed on a territorial basis and not on a worldwide basis, CA’s income is not subject to Malaysia corporation tax.

No Belize and Malaysia corporation tax have been provided in the financial statements of CA for the years ended December 31, 2011 and December 31, 2010.

Hong Kong

No Hong Kong profits tax has been provided in the financial statements of TRW, since they did not earn any assessable profits for the years ended December 31, 2011 and December 31, 2010.

Macau

No Macau Corporation tax has been provided in the financial statements of APWAM and MEIJI since they did not earn any assessable profits for the years ended December 31, 2011 and December 31, 2010.

Provision for income taxes is as follows:

	2011	2010

SIAF	$—	$—
CA, CS and CH	—	—
TRW	—	—
MEIJI and APWAM	—	—
JHST and SJAP	—	—
HSA	31	—
	$31	$—

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

5.	NET INCOME FROM DISCONTINUED OPERATIONS

On February 15, 2011 and on March 29, 2011, the Company entered the agreement and memorandum of understanding, respectively to sell a 100% equity interest in HYT group (including HYT and ZX) to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000 with the effective date of the sale of subsidiaries being January 1, 2011. Prior to sale of HYT group, the Dairy Production Division represented a separate business segment. The disposal group has been treated as discontinued operations in the financial statements of the Company. The post-tax result of the Dairy Production Division has been disclosed as a discontinued operation in the consolidated statements of income and comprehensive income. Sale proceeds of HYT and ZX were not subject to business tax of PRC and income tax of PRC and Macau.

(a)	Net income from discontinued operations

	Note	2011	2010

Revenue		$—	$29,632,300

Cost of goods sold		—	14,366,437

Gross profit		—	15,265,863

General and administrative expenses		—	(635,459)
Net income from operations		—	14,630,404

Interest expense		—	(354,140)
Net income before income taxes		—	14,276,264

Net income from sale of subsidiaries	(a)	10,203,951	—
Net income before income taxes		10,203,951	14,276,264
Provision for income taxes		—	—
Net income from discontinued operations		10,203,951	14,276,264
Less: Net income attributable to the non - controlling interest		—	(4,061,542)
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		$10,203,951	$10,214,722

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(a)	Net Gain on sale of subsidiaries, HYT and ZX

	Note		2011

Consideration received and receivable	(b)		$45,000,000
Net assets of HYT and ZX group as of December 31, 2010 disposed	(c)	$47,985,152
Less: Non controlling interest of ZX as of December 31, 2010		(9,737,929)
			$38,247,223
			$6,752,777

Cumulative exchange gain in respect of net assets of subsidiaries reclassified from other comprehensive income to net gain on sale of subsidiaries			$3,451,174
Net gain on sale of subsidiaries, HYT and ZX			$10,203,951

(b)	Consideration received

2011

Consideration received in cash and cash equivalents	$10,526,095
Disposal proceeds receivable from sale of subsidiaries	34,473,905
Total consideration proceeds	$45,000,000

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(c)	Analysis of consolidated assets and liabilities of subsidiaries, HYT and ZX as of December 31, 2010

December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$3,137,885
Inventories	7,495,794
Deposits and prepaid expenses	8,874,285
Accounts receivable, net of allowance for doubtful accounts	6,044,666
Other receivables	2,069,514
Total current assets	27,622,144
Property and equipment

Property and equipment, net of accumulated depreciation	14,612,953
Goodwill	11,275,060
Land use rights, net of accumulated amortization	9,441,158
Total property and equipment	35,329,171

Total assets	62,951,315

Less: LIABILITIES

Current liabilities
Accounts payable and accrued expenses	22,409
Other payables	11,167,319
Total current liabilities	11,189,728

Other liabilities
Long term debt	3,776,435

Total liabilities	14,966,163
Net assets of subsidiaries, HYT and ZX as of December 31, 2010 disposed of	$47,985,152

(d)	Net cash outflow on sale of subsidiaries, HYT and ZX

2011

Less: cash and cash equivalents balance disposed of	$(3,137,885)
Net cash outflow on sale of subsidiaries, HYT and ZX	$(3,137,885)

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(e)	Detailed cash flow from discontinued operations

	Note	2011	2010

Cash flows from operating activities
Net income for the year		$10,203,951	$14,276,264

Adjustments to reconcile net income to net cash from operations:
Depreciation		—	535,337
Amortization		—	502,930
Net gain of sale of subsidiaries, HYT and ZX		(10,203,951)	—
Changes in operating assets and liabilities:
Increase in inventories		—	(4,657,236)
Increase in deposits and prepaid expenses		—	(828,418)
Increase in other payables		—	2,626,407
Decrease in accounts payable			(712,938)
Decrease in accounts receivable		—	1,894,675
Decrease in other receivables		—	(1,706,488)
Net cash provided by operating activities		—	11,930,533
Cash flows from investing activities
Net cash outflow on sale of subsidiaries, HYT and ZX	6(d)	(3,137,885)	—
Acquisition of property and equipment			(3,291,605)
Payment for acquisition of land use rights		—	(3,223,411)
Payment for construction in progress		—	(244,806)
Net cash used in investing activities		(3,137,885)	(6,759,822)
Cash flows from financing activities
Repayment of long and short term debts		—	(3,059,788)
Net cash used in financing activities		—	(3,059,788)
Effects on exchange rate changes on cash		—	(1,010,987)
Decrease in cash and cash equivalents		(3,137,885)	1,099,936
Cash and cash equivalents, beginning of year		3,137,885	2,037,949
Cash and cash equivalents, end of year		$—	$3,137,885

Supplementary disclosures of cash flow information:
Cash paid for interest		—	354,140

Cash paid for income taxes		—	—

Non - cash transactions

Disposal proceeds receivable of sale of subsidiaries, HYT and ZX		5,386,232	—

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

6.	DIVIDEND

On October 10, 2011, the Company declared a cash dividend of $0.01 share, to be paid on November 15, 2011 to the stockholders as of the close of business on October 30, 2011. As of October 30, 2011, the Company had 51,950,974 outstanding shares common stocks.

On August 23, 2010, the Company declared a cash dividend of $0.01 per share to the shareholders of record at the close of business on August 27, 2010. As of August 27, 2010, the Company had 56,780,043 shares of issued and outstanding common stock.

	2011	2010
	$	$

51,950,974 (2010: 56,780,043) outstanding shares of $0.01	$519,509	$567,800

7.	CASH AND CASH EQUIVALENTS

	2011	2010

Cash and bank balances	$1,387,908	$3,890,026

8.	INVENTORIES

As at December 31, 2011 inventories are as follows:

	2011	2010

Bread grass	$449,984	$54,096
Beef cattle	825,853	3,338,237
Organic fertilizer	807,689	56,593
Raw materials for bread grass and organic fertilizer	1,398,965	141,839
Raw materials for HU plantation	11,112	64,353
Immature seeds	842,312	801,596
Harvested HU plantation	—	199,234
Unharvested HU plantation	99,530	29,079
Forage for milk cows and consumable	—	4,228,100
	$4,435,445	$8,913,127

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

9.	DEPOSITS AND PREPAID EXPENSES

	2011	2010

Deposits for
- acquisition of land use rights	$4,453,665	$4,453,665
- inventory purchases	5,190,152	648,303
- lease agreement	—	2,129
- materials used for construction in progress	—	251,329
- aquaculture contract	3,085,164	—
Prepaid for employees and professional fees	2,139,057	—
Prepayments for purchases of milk cows, dairy farm and containers	—	8,874,285
	$14,868,038	$14,229,711

10.	ACCOUNTS RECEIVABLE

Aging analysis of accounts receivable is as follows:

	2011	2010

0 - 30 days	$20,061,598	$5,083,928
31 - 90 days	1,828,058	175,843
91 - 120 days	2,457,258	1,093,642
over 120 days and less than 1 year	3,185,000	6,450,358
over 1 year	5,936,718	8,459,044
	33,468,632	21,262,815
Less: amounts reclassified as long term accounts receivable	(5,936,718)	(8,459,044)
	$27,531,914	$12,803,771

11.	OTHER RECEIVABLE

	2011	2010

Temporary payment for potential investments	$656,092	$956,092
Due from employees	130,191	374,622
Due from third parties	8,902,588	2,636,966
	$9,688,871	$3,967,680

Due from employees and third parties are unsecured, interest free and without fixed term of repayment. Due from employees are the amounts advanced for handling business transactions on behalf of the Company.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

12.	DUE FROM RELATED PARTIES

	2011	2010

Disposal proceeds receivable	$5,386,233	$—
Due from HYT	10,434,519	—
	$15,820,752	$—

Due from related parties are unsecured, interest free and without fixed term of repayment.

13.	PLANT AND EQUIPMENT

	2011	2010

Milk cows	—	$7,659,263
Plant and machinery	1,855,068	11,604,975
Structure and leasehold improvements	27,211	110,801
Mature seeds	503,663	498,824
Furniture and equipment	773,185	263,981
Motor vehicles	106,298	47,568
	3,265,425	20,185,412

Less: Accumulated depreciation	(597,660)	(3,029,630)
Net carrying amount	$2,667,765	$17,155,782

Depreciation expense was $220,810 and $1,225,551 for the years ended December 31, 2011 and December 31, 2010, respectively.

14.	CONSTRUCTION IN PROGRESS

	2011	2010

Construction in progress
- Oven room for production of dried flowers	$826,359	$479,559
- Office and warehouse	26,646	—
- Organic fertilizer and bread grass production plant	2,724,864	1,751,916
	$3,577,869	$2,231,475

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

15.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. Instead, the Company has leased three lots of land. The cost of the first lot of land use rights acquired in 2007 was $6,194,505 which consisted of 1,985.06 acres in the Hebei Province and the leases expire in 2036, 2051, 2067 and 2077. The costs of the second lot of land use rights acquired in 2007 in the Guangdong Province, PRC was $6,408,289 and consists of 174.94 acres and the lease expires in 2067. The cost of the third lot of land use rights acquired in 2008 in the Guangdong Province, PRC was $764,128 which consists 33.68 acres and the lease expires in 2068. The cost of the fourth lot of land use rights acquired in 2010 in the Hebei Province, PRC was $3,223,411 which consists of 825.00 acres and the lease expires in 2066. The first lot of land use rights of original cost of $6,194,505 and the fourth lot of land use rights of original cost of $3,223,411 were disposed upon sale of a subsidiary of ZX. The cost of the fifth lot of land use rights acquired in 2011 was $7,042,831 which consisted of 57.58 acres in the Guangdong Province, PRC and the leases expire in 2037. The cost of the sixth lot of land use rights acquired in 2011 was $35.405,750 which consisted of 279.50 acres in the Hunan Province, PRC and the leases expire in 2061.

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years.

	2011	2010

Cost	$57,845,573	$18,776,139

Less: Accumulated amortization	(1,338,103)	(1,946,729)

Net carrying amount	$56,507,470	$16,829,410

Amortization of land use rights was $732,946 and $609,804 for the years ended December 31, 2011 and December 31, 2010, respectively.

16.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired a enzyme technology master license, registered under a China patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000.

	2011	2010
	$	$

Proprietary technologies	$8,000,000	$8,000,000
Less: Accumulated amortization	(1,022,325)	(712,117)
Net carrying amount	$6,977,675	$7,287,883

Amortization of proprietary technologies was $310,235 and $346,751 for the year ended December 31, 2011 and December 31, 2010, respectively. No impairments of proprietary technologies have been identified during the years ended December 31, 2011 and 2010.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

17.	GOODWILL

Goodwill represents the fair value of the assets acquired in acquisitions over the cost of the assets acquired. It is stated at cost less accumulated impairment losses. Management tests goodwill for impairment on an annual basis or when impairment indicators arise. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the assets. To date, no such impairment loss has been recorded.

	2011	2010
	$	$

Goodwill from acquisition	724,940	38,444,099
Less: Accumulated impairment losses	—	(26,444,099)
Net carrying amount	724,940	12,000,000

18.	UNCONSOLIDATED EQUITY INVESTEE

On February 11, 2011. CA applied to form a corporate joint venture, Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBTPCD”), incorporated in the People’s Republic of China. CA has the right to acquire up to a 75% equity interest in EBTPCD. EBTPCD has not commenced its business of prawn cultivation.

On February 28, 2011,TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPCD”), incorporated in the People’s Republic of China. TRW had 25% equity interest in EBAPCD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) with 25% equity interest and the Company withdrew its 25% equity interest in EBAPFD. As of December 31, 2011, the Company invested $1,258,607 in JFD and it has not commenced its business of the cultivation of fish.

On April 15th, 2011, MEIJI applied to form a corporate joint venture, Enping City A Power Cattle Farm Co., Limited (“ECF”), incorporated in the People’s Republic of China. MEIJI had 25% equity interest in ECF. As of December 31, 2011, the Company has not invested any amount in ECF and had not commenced its operations.

	2011	2010
	$	$

Investment in unconsolidated joint venture	1,258,607	—

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

19.	VARIABLE INTEREST ENTITY

On Septembter 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino - Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the People’s Republic of China. As of December 31, 2011, the Company has invested $2,251,359 into this joint venture. SJAP has not commenced its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures. On December 31, 2011, the Company evaluated VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and SJAP qualifies as a VIE of the Company. As result, the company had consolidated SJAP as a VIE of the Company, and the investment of $2,251,359 was eliminated in the consolidated financial statements.

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

On December 31, 2011, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and SJAP qualifies as a VIE of the Company.

The reasons for consolidating SJAP as a VIE are as follows:

•	Originally, the board of directors of Sanjiang A Power (SJAP) consisted of 7 members; 3 appointees from Qinghai Sanjiang (one of stockholder), 1 from Garwor (one of stockholder), and 3 from the Company such that the Company did not have majority interest represented in the board of directors of SJAP.

•	On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The aforesaid sale and transfer was approved by the State Administration for Industry And Commerce of Xining City Government of the People’s Republic of China.

Consequently Garwor and the Company agreed that the new board of directors of SJAP would consist of 3 members; 1 appointee from Garwor and 2 appointees from the Company, such that the Company now had a majority interest in the board of directors of SJAP. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the financial officer of SJAP was appointed by SIAF’s management. As result, the financial statements of SJAP have been included in the consolidated financial statements of the Company.

20.	LICENCE RIGHTS

Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with a condition that the Company required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008. This license allows the Company to develop, service, manage and supply A Power Technology Farms in the PRC using the A Power Technology, but subject to a condition that the Company is required to pay a license fee to Infinity once the Company sold the license to his customer. Under the said license, the Company has the right to authorize developers and/or joint venture partners to develop A Power Technology Farms in the PRC. Infinity is a company incorporated in Australia.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

21.	OTHER PAYABLES

	2011	2010

Proprietary technologies payable	$—	$1,077,738
Land use rights payable	58,851	—
Due to third parties	10,794,449	—
Due to employees	1,114,848	—
Others	—	110,668
	$11,968,148	$1,188,406

Proprietary technologies were acquired from a third party and proprietary technologies payable represents the amount owed under that agreement. Due to third parties are unsecured, interest free and without fixed term of repayment. The amounts of $10,387,797 included in due to third parties are personal guaranteed by a director and be repaid within two years.

22.	DUE TO RELATED PARTIES

	2011	2010

Due to related parties	$867,413	$223,884

Due to related parties are unsecured, interest free and without fixed term of repayment.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

23.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS/ BILLINGS ON UNCOMPLETED CONTRACTS IN EXCESS OF COSTS AND ESTIMATED EARNINGS

	(i)	The net liabilities/(assets) position for contracts in progress consisted of the following at December 31, 2011 and December 31, 2010:

	2011	2010

Billings	$21,472,040	$—
Less: Costs	(9,136,685)	—
Estimated earnings	(10,829,340)	—
Billing in excess of costs and estimated earnings on uncompleted contract	$1,506,015	$—

(ii)

	2011	2010

Costs	$887,540	$—
Estimated earnings	1,974,204	—
Less: Billings	(2,405,640)	—
Costs and estimated earnings in excess of billings on uncompleted contract	$456,104	$—

(iii)

	2011	2010

Billings	$19,066,400	$—
Less: Costs	(8,249,145)	—
Estimated earnings	(8,855,136)	—
Billing in excess of costs and estimated earnings on uncompleted contract	$1,962,119	$—

24.	SHAREHOLDERS’ EQUITY

The Group’s share capital as at December 31, 2011 and December 31, 2010 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as at that date.

On March 23, 2010, the Company authorized 100 shares of Series A preferred stock at $0.001 par value. As of the same date, 100 shares of Series A preferred stock were issued at $1 per share for cash in the amount of $100.

During the year ended December 31, 2010,(i) 9,680,145 shares of common stock were issued for $10,445,084 at fair value ranging from $0.48 to $1.27 to settle debts due to third parties; (ii) 4,770,855 shares of common stock were issued for $3,915,436 at fair value ranging from $0.50 to $1.27 to settle debts due for proprietary technologies payable (iii) 5,190,002 shares of common stock were voluntarily cancelled by shareholders.

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

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

24.	SHAREHOLDERS’ EQUITY (CONTINUED)

Series A preferred stock stockholders

(i) are not entitled to receive any dividend;

(ii) vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80%, which is allocated to the outstanding shares of Series A Preferred Stock.

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

During the year ended December 31, 2011,(i) the Company reacquired 1,000,000 shares of treasury stock for $1,250,000 at a price of $1.25 per share; (ii) the Company issued 15,619,397 shares of common stock for $12.499,902 at values ranging from $0.50 to $1.50 per share to settle debts due to third parties; (iii) the Company purchased 8,620,000 shares for $1,579,400 at prices ranging from $0.01 to $0.78 for cancellation;(iv) the Company issued employees a total of 2,760,729 shares of common stock valued at fair value of range from $0.895 per share to $1.01 per share for $$2,667,114; and (v) the Company issued 1,800,000 shares of common stock to certain company who provided consulting services for the benefit of the Company at $0.895 per share for $1,620,000.

The company has common stock 67,034,262 and 55,474,136 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively.

25.	BANK BORROWINGS

There are no provisions in the group’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the group’s business.

Name of bank	Interest rate	Term	Security	Amount
				2011	2010

Agricultural Development Bank of China	6.75%	4/29/2007-4/28/2012	Corporate guarantee by third party	$ -	$ 3,776,435

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

26.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture land space used for office, currently with a monthly rent of $479 in Enping City, Guangdong Province, PRC, and the lease expires on March 31, 2014; (ii) 2,300square feet of office premise in Guangzhou City, Guangdong Province, PRC, currently with a monthly rent of $4,238 and the lease expires on October 15, 2012; and (iii) 1,507squarefeet of residential premise space used for office and living quarters currently with a monthly rent of $479 in Linli County, Hunan Province, PRC, and the lease expires on April 22, 2012.

Lease expense was $64,256 and $57,439 for the years ended December 31, 2011 and 2010, respectively.

The future minimum lease payments at December 31, 2011, are as follows:

2011

Year ended December 31,2012	$56,364
Year ended December 31,2013	5,160
Year ended December 31,2014	5,160
Thereafter	—
$66,684

27.	STOCK BASED COMPENSATION

On May 4, 2010, the Company issued employees a total of 497,059 shares of common stock valued at fair value of $1.00 per share for $497,059 value as stock based compensation. On October 30, 2010, the Company issued employees a total of 22,500 shares of common stock valued at fair value of $1.50 per share for $33,750 as stock based compensation. The Company recognized $530,809 of stock based compensation during the year ended December 31, 2010.

On July 1, 2011 and July 11, 2011, the Company issued employees a total of 2,760,729 shares of common stock valued at fair value of range from $0.895 per share to $1.00 per share for services rendered to the Company. On July 11, 2011, the Company issued 1,800,000 shares of common stock to a company to provide consulting services for the benefit of the Company. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.895 per share.

The Company calculated stock based compensation of $4,278,114 and recognized $2,139,057 for the year ended December 31, 2011. As of December 31, 2011, the deferred compensation balance was $2,139,057, and the deferred compensation balance of $2,139,057 was to be amortized over 6 months beginning on January 1, 2012.

28.	CONTINGENCIES

As of December 31, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of operations and other comprehensive income or cash flows.

29.	GAIN (LOSS) ON EXTINGUISHMENT OF DEBTS

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $987,518 and ($6,077,230) has been credited (charged) to operations for the years ended December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

30.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the year, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Xiang Jun Fang, director of the Company and Jiang Men City Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company	Included in due to related parties, due to Mr. Xiang Jun Fang is $1,413 and $0 as of December 31, 2011 and December 31, 2010 respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Yue Xiong He, director of the Company and Jiang Men City Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company

Included in due to related parties, due to Mr. Yue Xiong He is $800,000 and $0 as of December 31, 2011 and December 31, 2010 respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd

During the year ended December 31, 2011, the Company sold its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000.

Included in due from related parties, due from Mr. Xi Ming Sun is $5,386,233 and $0 as of December 31, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has a fixed term of repayment.

Included in due to related parties, due to Mr. Xi Ming Sun is $0 and $213,223 as of December 31, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Jiang Men City A Power Fishery Development Co., Limited (previously known as Enping Bi Tao A Power Fishery Development Co., Ltd), equity investee

During the year ended December 31, 2011, the Company entered into a fishery farm contract with Jiang Men City A Power Fishery Development Co., Limited (previously known as Enping Bi Tao A Power Fishery Development Co., Ltd) with a contract value of $5,906,956 and recognized income of $3,181,774.

Billings in excess costs and estimated earnings on uncompleted contract, due to Jiang Men City A Power Fishery Development Co., Limited is $1,484,320 and $0 as of December 31, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Enping City A Power Cattle Farm Co., Limited, equity investee

During the year ended December 31, 2011, the Company entered into a cattle farm contract with Enping Bi Tao A Power Cattle Farm Co., Ltd (under application) with a contract value of $4,418,464 and recognized income of $1,651,808.

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping Bi Tao A Power Cattle Farm Co., Ltd (under application) is $251,964 and $0 as of December 31, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. YiLin Zhao, director of Qinghua Sanjiang A Power Agriculture Co., Ltd	Included in due to related parties, due to Mr. YiLin Zhao is $0 and $10,661 as of December 31, 2011 and December 31, 2010 respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

30.	RELATED PARTY TRANSACTIONS (CONTINUED)

Name of related party	Nature of transactions

Enping City Bi Tao A Power Prawn Culture Development Co. Limited, equity investee

During the year ended December 31, 2011, the Company entered into a prawn farm contract with Enping Bi Tao A Power Cattle Farm Co., Ltd (under application) with a contract value of $8,740,980 and recognized income of $4,021,554.

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping City Bi Tao A Power Prawn Culture Development Co. Limited (under application) is $225,835 and $0 as of December 31, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Capital Adventures, Inc. owned by Messrs. Solomon Lee Yip Kun, Tan Paoy Teik and Chen Bor Hann	During the year ended December 31, 2011, the Company purchased 7,000,000 shares of the Company from Capital Adventure, Inc. for $396,400.

Shenghua Company owned by Mr. Chen Hua, stockholder of Hunan Shenghua A Power Agriculture Co., Limited

Included in due to related parties, due to Shenghua Company is $66,000 and $0 as of December 31, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has fixed term of repayment.

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $289,764 and $926,196 as of December, 31, 2011 and December 31, 2010 respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Hang Yu Tai Investment Limited controlled by Mr. Xi Ming Sun	Included in due from related parties, due from Hang Yu Tai Investment Limited is $10,434,519 and $0 as December 31, 2011 and December 31, 2010, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

The accompanying notes are an integral part of these consolidated financial statements

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Lee Yip Kun Solomon	62	C.E.O. and Director
Tan Poay Teik	53	C.E.O. Marketing
Chen Bor Hann	47	Company Secretary

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

As of the date of this Report, the Company’s executive officers and directors have not filed their respective Annual Report of Beneficial Ownership on Form 5. These reports are expected to be filed in the near future this filing of this 10-K. To the Company’s knowledge, based solely on a review of the copies of the reports furnished to the Company, all shareholders who have acquired 10% or more of our common stock, have filed the required reports in a timely manner.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal years ended December 31, 2010 and December 31, 2011.

Name and Principal Position	Fiscal Year Ended	Salary($)	Option Awards ($)	Total ($)

Mr. Lee Yip Kun Solomon, Chief Executive Officer	2010	336,000	0	336,000
	2011	336,000		336,000

Mr. Tan Paoy Teik, Chief Marketing Officer	2010	174,000	0	174,000
	2011	174,000		174,000

Mr. Chen Bor Hann, Secretary	2010	60,000	0	60,000
	2011	60,000		60,000

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of our fiscal year ended December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2011.

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised unearned options(#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Mr. Lee Solomon Yip Kun	0	0	0	0		672,000	436,800
Mr. Tan PaoyTeik	0	0	0	0	0	348,000	226,200
Mr. Chen BorHann	0	0	0	0	0	120,000	78,000

Note: Market values of shares that have not vested are subject to change.

Narrative disclosure to summary compensation and option tables

Set forth below the material terms of each named executive officer’s employment agreement or arrangement, whether written or unwritten:

We have only verbal compensation agreements for a term of three years from January 01, 2008 to December 31, 2011 with our three highest compensated executive officers as follows:

Annual Cash Compensation:

Name and Principal Position	Salary($)

Mr. Lee Yip Kun Solomon, Chief Executive Officer and Chairman	336,000

Mr. Tan PaoyTeik, Chief Marketing Officer, Director	174,000

Mr. Chen BorHann, Secretary, Director	60,000

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

General

At no time during the last fiscal year with respect to any person listed in the Table above was there:

•	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors

Director Compensation in yearly basis as per year ended December 31, 2011

Name	Year end	Fees or cash paid ($)	Stock awards	Total
Mr. Lee Yip Kun Solomon	Dec. 31, 2011	0	0	0
Mr. Tan PaoyTeik	Dec. 31, 2011	0	0	0
Mr. Chen BorHann	Dec. 31, 2011	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this Report, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, our directors, and our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below, regarding beneficial ownership of our voting securities, has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has, or shares, the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one person may be deemed to be a beneficial owner of the same securities.

The percentage of beneficial ownership by any person, as of a particular date, is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our Common stock listed below have sole voting and investment power with respect to the shares shown. The business address for all persons is Room 3711, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe County, Guangzhou City, PRC 510610.

Common Stock

Shareholders	Number of Common Shares	Percentage of Common Stock
Lee Yip Kun Solomon	12,900,000	17.74%
Tan PoayTeik
Chen BorHann
All officers and directors as a group [3 persons]	12,900,000	17.7%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 72,718,046 shares of Common Stock issued and outstanding as of April 9, 2012.

Series A Preferred Stock

Shareholders	# of Preference Series A Shares	Percentage of Series A Preferred Stock
Lee Yip Kun Solomon	70	70%
Tan PoayTeik	25	25%
Chen BorHann	5	5%
All officers and directors as a group [3 persons]	100	100%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 100 shares of Common Stock outstanding as of April 9, 2012.

Rights and Preferences of Series A Preferred Stock

VOTING RIGHTS: The outstanding shares of Series A Preferred Stock shall vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80%, which is allocated to the outstanding shares of Series A Preferred Stock.

Combined Voting Rights of Principal Shareholders Owning Common Stock and Series A Preferred Stock

NAME OF PRINCIPAL SHAREHOLDER	NUMBER OF VOTES OF COMMON STOCK	NUMBER OF VOTES OF SERIES A PREFERRED STOCK	COMBINED NUMBER OF VOTES	PERCENTAGE OF VOTES FOR COMBINED OWNERSHIP
Lee Yip Kun Solomon	12,900,000	37,893,983	50,793,983	75.77%
Tan PoayTeik		13,533,565	13,533,565	20.19%
Chen BorHann		2,706,713	2,706,713	4.03%
All officers and directors as a group [3 persons]	12,900,000	54,134,261	67,034,261	99.99%

Applicable % is based on 67,034,262 Common shares fully issued as at December 31, 2011.

Series B Convertible Preferred Stock

Shareholders	# of Preference Series B Shares	Percentage of Series B Preferred Stock
Lee Yip Kun Solomon	4,900,000	70%
Tan PoayTeik	1,750,000	25%
Chen BorHann	350,000	5%
All officers and directors as a group [3 persons] Held under a company namely Capital Adventure Inc.	7,000,000	100%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 7,000,000 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2011.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The table below shows the Company’s significant related party transactions:

Name of related party	Nature of transaction

Xiang Jun Fang, director of the Company and Jiang Men City Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company

Included in due to related parties, due to Mr. Xiang Jun Fang is $1,413 and $0 as of December 31, 2011 and December 31, 2010 respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Yue Xiong He, director of the Company and Jiang Men City Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company

Included in due to related parties, due to Mr. Yue Xiong He is $800,000 and $0 as of December 31, 2011 and December 31, 2010 respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd

During the year ended December 31, 2011, the Company sold its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000.

Included in due from related parties, due from Mr. Xi Ming Sun is $5,386,233 and $0 as of December 31, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has a fixed term of repayment.

Included in due to related parties, due to Mr. Xi Ming Sun is $0 and $213,223 as of December 31, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Jiang Men City A Power Fishery Development Co., Limited (previously known as Enping Bi Tao A Power Fishery Development Co., Ltd), equity investee

During the year ended December 31, 2011, the Company entered into a fishery farm contract with Jiang Men City A Power Fishery Development Co., Limited (previously known as Enping Bi Tao A Power Fishery Development Co., Ltd) with a contract value of $5,906,956 and recognized income of $3,181,774.

Billings in excess costs and estimated earnings on uncompleted contract, due to Jiang Men City A Power Fishery Development Co., Limited is $1,484,320 and $0 as of December 31, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Name of related party	Nature of transaction

Enping City A Power Cattle Farm Co., Limited, equity investee

During the year ended December 31, 2011, the Company entered into a cattle farm contract with Enping Bi Tao A Power Cattle Farm Co., Ltd (under application) with a contract value of $4,418,464 and recognized income of $1,651,808.

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping Bi Tao A Power Cattle Farm Co., Ltd (under application) is $251,964 and $0 as of December 31, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. YiLin Zhao, director of Qinghua Sanjiang A Power Agriculture Co., Ltd	Included in due to related parties, due to Mr. YiLin Zhao is $0 and $10,661 as of December 31, 2011 and December 31, 2010 respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Enping City Bi Tao A Power Prawn Culture Development Co. Limited, equity investee

During the year ended December 31, 2011, the Company entered into a prawn farm contract with Enping Bi Tao A Power Cattle Farm Co., Ltd (under application) with a contract value of $8,740,980 and recognized income of $4,021,554.

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping City Bi Tao A Power Prawn Culture Development Co. Limited (under application) is $225,835 and $0 as of December 31, 2011 and December 31, 2010, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Capital Adventures, Inc. owned by Messrs. Solomon Lee Yip Kun, Tan Paoy Teik and Chen Bor Hann	During the year ended December 31, 2011, the Company purchased 7,000,000 shares of the Company from Capital Adventure, Inc. for $396,400.

Shenghua Company owned by Mr. Chen Hua, stockholder of Hunan Shenghua A Power Agriculture Co., Limited

Included in due to related parties, due to Shenghua Company is $66,000 and $0 as of December 31, 2011 and December 31, 2010 respectively. The amount is unsecured, interest free and has fixed term of repayment.

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $289,764 and $926,196 as of December, 31, 2011 and December 31, 2010 respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Hang Yu Tai Investment Limited controlled by Mr. Xi Ming Sun	Included in due from related parties, due from Hang Yu Tai Investment Limited is $10,434,519 and $0 as December 31, 2011 and December 31, 2010, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

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

Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his/her fiduciary duties to us.

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

2011	$95,000
2010	$82,700

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0.00
2010	$8,000

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2011	$0
2010	$0

(4) All Other Fees

None.

PART IV.

Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual

32.1	Certification of the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Of

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

April 12, 2012	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 12, 2012	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

April 12, 2012	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

April 12, 2012	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary

