Form 10-Q
period 2012-03-31
Sino Agro Food, Inc.
filed 2012-05-21
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Sichenzia Ross Friedman Ference LLP

621Broadway, 32nd Floor

New York, NY 10006

Attn. Mark Ross, Esq.

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

As of March 31, 2012, there were 70,732,546 shares of Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE THREE MONTHS ENDED MARCH 31, 2012

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY FINANCIAL REPORT

PAGE

CONSOLIDATED BALANCE SHEETS	1
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	2
CONSOLIDATED STATEMENTS OF CASH FLOWS	3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	4 - 32

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$1,928,263	$1,387,908
Inventories	6,388,963	4,435,445
Cost and estimated earnings in excess of billings on uncompleted contracts	-	456,104
Deposits and prepaid expenses	26,274,111	14,868,838
Accounts receivable, net of allowance for doubtful accounts	25,144,570	27,531,915
Due from related parties	15,820,752	15,820,752
Other receivables	17,050,003	9,688,871
Total current assets	92,606,662	74,189,833
Property and equipment
Property and equipment, net of accumulated depreciation	2,652,283	2,667,765
Construction in progress	8,742,636	3,577,869
Land use rights, net of accumulated amortization	56,206,199	56,507,470
Total property and equipment	67,601,118	62,753,104
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	8,400,417	6,977,675
Long term accounts receivable	5,936,718	5,936,718
License rights	1	1
Unconsolidated equity investee	1,076,489	1,258,607
Total other assets	16,138,565	14,897,941

Total assets	$176,346,345	$151,840,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$921,019	$1,202,104
Billings in excess of costs and estimated earnings on uncompleted contracts	2,040,452	1,962,119
Due to a director	2,552,788	289,764
Dividends payable	21,326	155,957
Other payables	21,959,847	11,968,148
Due to related parties	849,939	867,413
Total liabilities	28,345,371	16,445,505

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	-	-
Series A preferred stock: $0.001 par value
(100 shares authorized, 100 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	-	-
Series B convertible preferred stock: $0.001 par value)
(10,000,000 shares authorized, 7,000,000 shares issued and outstanding) as of March 31, 2012 and December 31, 2011, respectively)	7,000	7,000
Common stock: $0.001 par value
(100,000,000 shares authorized, 70,732,546 and 67,034,262 shares issued and oustanding as of March 31, 2012 and December 31, 2011, respectively)	70,732	67,034
Additional paid - in capital	74,910,045	72,794,902
Retained earnings	56,028,213	50,395,444
Accumulated other comprehensive income	3,912,106	3,446,838
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	133,678,096	125,461,218
Non - controlling interest	14,322,878	9,934,155
Total stockholders' equity	148,000,974	135,395,373
Total liabilities and stockholders' equity	$176,346,345	$151,840,878

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Continuing operations
Revenue	$15,980,016	$3,121,531

Cost of goods sold	7,966,424	1,190,615

Gross profit	8,013,592	1,930,916

General and administrative expenses	(2,222,322)	(693,318)
Net income from operations	5,791,270	1,237,598

Other income (expenses)

Government grant	79,365	-

Other income	415,888	9,302

Gain (loss) of extinguishment of debts	255,151	92,926

Net income (expenses)	750,404	102,228

Net income before income taxes	6,541,674	1,339,826
		.
Provision for income taxes	-	-

Net income (loss) from continuing operations	6,541,674	1,339,826
Less: Net (income) loss attributable to the non - controlling interest	(908,905)	(428,913)
Net income (loss) from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	5,632,769	910,913
Discontinued operations
Net income from discontinued operations	-	10,203,951
Less: Net income attributable to the non - controlling interest	-	-
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries	-	10,203,951
Net income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	5,632,769	11,114,864
Other comprehensive income (loss)
Foreign currency translation gain (loss)	620,357	1,175,674
Comprehensive income (loss)	6,253,126	12,290,538
Less: other comprehensive (income) loss attributable to the non - controlling interest	(155,089)	(293,918)
Comprehensive income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	$6,098,037	$11,996,620

Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	$0.08	$0.20

Diluted	$0.07	$0.18

Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing operations

Basic	$0.08	$0.02

Diluted	$0.07	$0.01

Weighted average number of shares outstanding:

Basic	68,747,617	56,502,325

Diluted	75,747,617	63,502,325

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss) from continuing operations	$6,541,674	$1,339,826

Adjustments to reconcile net income (loss) from continuing operations to net cash from operations:
Depreciation	57,624	40,353
Amortization	374,729	189,792
Common stock issued for services	1,069,528	-
Gain on extinguishment of debts	(255,151)	(92,926)
Changes in operating assets and liabilities:
Increase in inventories	(115,181)	(381,707)
Decrease in cost and estimated earnings in excess of billings on uncompleted contacts	456,104	-
(Increase) decrease in deposits and prepaid expenses	(12,474,802)	8,438
Increase in due to a director	2,263,024	113,081
(Decrease) increase in accounts payable and accrued expenses	(281,085)	372,932
Increase in other payables	9,899,096	16,347,616
Decrease in accounts receivable	2,387,345	(1,662,144)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	78,333	430,767
Decrease in amount due to related parties	(17,474)	-
Increase in other receivables	(7,361,132)	(13,060,168)
Net cash provided by operating activities	2,622,632	3,645,860
Cash flows from investing activities
Purchases of property and equipment	(7,223)	(6,449)
Acquisition of proprietary technology	(1,500,000)	-
Business combination of a subsidiary	(1,288,865)	-
Acquisition of land use rights	-	(704,388)
Investment in unconsolidated equity investee	(1,076,489)	-
Payment for construction in progress	(3,326,430)	(387,298)
Net cash used in investing activities	(7,199,007)	(1,098,135)
Cash flows from financing activities
Non - controlling interest contribution	3,324,729	-
Dividends paid	(134,631)	(3,905)
Net cash provided by (used in) financing activities	3,190,098	(3,905)
Net cash (used in) provided by continuing operations	(1,386,277)	2,543,820
Cash flows from discontinued operations
Net cash provided by operating activities	-	-
Net cash used in investing activities	-	(3,137,885)
Net cash provided by financing activities	-	-
Net cash used in discontinued operations	-	(3,137,885)
Effects on exchange rate changes on cash	1,926,632	(2,813,045)
Increase (decrease) in cash and cash equivalents	540,355	(3,407,110)
Cash and cash equivalents, beginning of period	1,387,908	3,890,026
Cash and cash equivalents, end of period	1,928,263	482,916
Less: cash and cash equivalents at the end of the period - discontinued operation	-	-
Cash and cash equivalents at the end of the period - continuing operations	$1,928,263	$482,916

Supplementary disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Non - cash transactions
Common stock issued for settlement of debts	$2,373,992	$1,989,000
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX	$-	$44,295,612
Land use rights payable due to related parties	$-	$6,339,493

The accompanying notes are an integral part of these consolidated financial statements

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

Sino Agro Food, Inc. (the “Company” or “SIAF”) (formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc.) was incorporated on October 1, 1974 in the State of Nevada.

The Company was engaged in the mining and exploration business but ceased its mining and exploring business on October 14, 2005. On August 24, 2007, the Company entered into a Merger and Acquisition Agreement with Capital Award Inc., a Belize corporation (“CA”) and its subsidiaries Capital Stage Inc. (“CS”)and Capital Hero Inc.(“CH”). Effective the same date, CA completed a reverse merger transaction with SIAF. SIAF acquired all the outstanding common stock of CA from Capital Adventure, a shareholder of CA for 32,000,000 shares of the company’s common stock.

On August 24, 2007 the Company changed its name from Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. On December 8, 2007, the Company changed its name to Sino Agro Food, Inc.

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (the “PRC”):

a)	Hang Yu Tai Investment Limited (“HYT”), a company incorporated in Macau, the owner of a 78% equity interest in ZhongXingNongMu Ltd (“ZX”), a company incorporated in the PRC;

b)	Tri-way Industries Limited (“TRW”), a company incorporated in Hong Kong;

c)	Macau Eiji Company Limited (“MEIJI”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a PRC corporate Sino-Foreign joint venture. HST was dissolved in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foregin joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), a company incorporated in the PRC with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited. (“PMH”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foregin joint venture,Qinghai Sanjiang A Power Agriculture Co. Ltd (“SJAP”), incorporated in the PR, of which PMH owns a 45% equity interest . The remaining 55% equity interest in SJAP is owned by the following entities:

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

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary A Power Agro Agriculture Development (Macau) Limited (APWAM), which was formed in Macau. APWAM then acquired PMH’s 45 % equity interest in SJAP. By virtue of the Assignment, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On September 9, 2010,an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved.

On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the People’s Republic of China approved the sale and transfer. As a result, SJAP was owned by APWAM with a 45% interest and Garwor with a 55%interest.

On February 15, 2011, the Company entered the agreement to sell its 78% equity interest in ZX for $31,000,000. In accordance with the memorandum of understanding dated March 28, 2011, the original agreement regarding the sale of ZX was cancelled, and replaced by the new agreement to sell its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000 with the effective date of sale being January 1, 2011.

The Company applied to form Enping City Bi Tao A Power Fishery Development Co. Limited (“EBAPFD”), Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD”), and Enping City A Power Cattle Farm Co. ,Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in. The approvals of the formation of EBAPFD, EBAPCD and ECF by the relevant authorities of the PRC Government are pending. As of March 31, 2012, the Company has invested $1,076,489 in ECF and had not commenced its operations.

On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”), in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,662,365. The Company, at this point, owns a 50% equity interest in JFD and controls its board of directors. As of March 31, 2012, the Company had consolidated the assets and operations of JFD.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”) in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest.

The Company’s principal executive office is located at Room 3711, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PR, 510610.

The nature of the operations and principal activities of Sino Agro Food, Inc. and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31.2011: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2011: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2011: 100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (12.31.2011: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Eiji Company Limited ("MEIJI")	Macau, PRC	100% (12.31.2011: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	PRC	75% (12.31.2011: 75%) directly	Hylocereus Undatus Plantation ("HU Plantation"). The Company has not commenced beef business.

A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (12.31.2011: 100%) directly	Investment holding

Jiang Men City A Power Fishery Development Co., Limited ("JFD")	PRC	50% indirectly and treated as subsidiary (12.31.2011 25% indirectly and treated as unconsolidated equity interest)	Fish cultivation

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2011: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Enping City A Power Cattle Farm Co., Limited ("ECF") (pending approval)	PRC	25% (12.31.2011 25%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	PRC	26% directly and 50% indirectly (12.31.2011: 26% directly and 50% indirectly)	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Enping City Bi Tao Power Prawn Culture Development Co., Limited (“EBAPCD”) (pending approval)	PRC	25% (12.31.2011: 25%) indirectly	Prawn cultivation

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, HJST, ZX,, HYT, PMH, JFD, HAS and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. HYT and ZX were no longer recognized as subsidiaries as ofJanuary1, 2011 and PMH was dissolved on January 28, 2011.

SIAF, CA, CS, CH, TRW,MEIJI, JHST, JFD, HSA, APWAM and SJAP are hereafter referred to as the “Company”.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods covered thereby. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realization of deferred tax assets and inventory reserves.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.8	REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reason ably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

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

For fixed-price contracts, the Company uses the ratio of costs incurred to date on the contract (excluding un installed direct materials) to management's estimate of the contract's total costs, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company accounts for maintenance and repair services under the guidance of ASC 605 as the services provided relate to construction work. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, and estimated profitability arising from contract penalty, change orders and final contract settlements may result in revisions to the estimated profit ability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized as contract costs in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the loss was identified.

The Company’s fishery development consultancy services revenues are recognized when the relevant services are rendered to a buyer by reference to the stage of reference, and are subject to a Chinese business tax at a rate of 0%of the gross fishery development contract service income approved by the Chinese local government.

The Company does not provide warranties to customers on a basis customary to the industry; however, customers can claim warranty directly from product manufacturers for defects in equipment or products. Historically, the Company has experienced no warranty claims.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.9	COST OF GOODS SOLD

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies.

2.10	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $0for the three months ended March 31, 2012 and 2011.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $381 and $0 for the three months ended March 31, 2012and 2011, respectively.

2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income, as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,912,106 as of March 31, 2012 and $3,446,838as of December 31, 2011. The balance sheet amounts with the exception of equity at March 31, 2012 and December 31, 2011 were translated using an exchange rate of RMB6.29to $1.00 and RMB6.30 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the three months ended March 31, 2012 and March 31, 2011 were RMB6.30 to $1.00 and RMB6.59 to $1.00, respectively.

2.13	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash and cash equivalents kept with financial institutions in the PRC are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

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

The standard credit period of the Company’s most of client is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of March 31, 2012 and December 31, 2011 are $0.

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

Goodwill is an asset representing the fair economic benefits arising from other assets acquired in a business combination that are not individually identified or separately recognized. Goodwill is tested for impairment on an annual basis at the end of the Company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment at the level of each reporting unit. The Company directly acquired MEIJI, which is engaged in Hu Plantation. As a result of this acquisition, the Company recorded goodwill in the amount of $724,940. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.18	PROPRIETARY TECHNOLOGIES

A master license of stock feed manufacturing technology was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Stock feed manufacturing technology is amortized using the straight-line method over its estimated life of 20 years.

An aromatic cattle-feeding formula was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Stock feed manufacturing technology is amortized using the straight-line method over its estimated life of 25 years.

The Company has determined that technological feasibility is established at the time a working model of products is completed. Proprietary technologies are intangible assets of finite lives. Management evaluates the recoverability of proprietary technologies on an annual basis at the end of the Company’s fiscal year, or when impairment indicators arise. As required by ASC Topic 350 “Intangible – Goodwill and Other”, the Company uses a fair-value-based approach to test for impairment.

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

Land use rights represent acquisition of rights to agricultural land from farmers and are amortized on the straight-line basis over their respective lease periods. The lease period of agricultural land is in the range from 30 to 60 years. Land use rights purchase prices were determined in accordance with the 2007 PRC Government’s minimum lease payments on agricultural land and mutually agreed to terms between the Company and the vendors.

2.21	CORPORATE JOINT VENTURE

A corporation formed, owned, and operated by two or more businesses as a separate and discrete business or project (venture) for their mutual benefit is considered to be a corporate joint venture. Investee entities, in which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the company’s share of the earnings or losses of these companies is included in net income.

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

An entity (investee) in which the investor has obtained less than a majority interest, according to the Financial Accounting Standards Board (FASB). A variable interest entity (VIE) is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10,Consolidation:

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.23	TREASURY STOCK

Treasury stock means shares of a corporation’s own stock which has been issued and subsequently reacquired by the corporation. Treasury stock does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive cash dividends. Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

State laws and federal agencies closely regulate transactions involving a company’s own capital stock, so the purchase of treasury shares must have a legitimate purpose. Some of the most common reasons for purchasing treasury shares are as follows:

(i)	to meet additional stock needs for various reasons, including newly implemented stock option plans, stock for convertible bonds or convertible preferred stock, or a stock dividend.

(ii)	to make more shares available for a merger.

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

ASC Topic 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or for one expected to be taken, in a tax return. ASC Topic 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded as tax expense.

2.25	POLITICAL AND BUSINESS RISK

The Company's operations are carried out in the PRC. Accordingly, the political, economic and legal environment in the PRC may influence the Company’s business, financial condition and results of operations by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.26	CONCENTRATION OF CREDIT RISK

Cash includes cash at bank and demand deposits in accounts maintained with banks within the People’s Republic of China. Total cash in these banks on March 31, 2012 and December 31, 2011 amounted to $990,615 and $1,379,837, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the PRC. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011

Customer A	24.20%	-
Customer B	23.23%	38.99%
Customer C	22.43%	-
Customer D	9.31%	-
Customer E	5.56%	-
Customer F	-	17.05%
Customer G	-	14.04%
Customer H	-	10.97%
Customer I	-	9.87%
	84.73%	90.92%

2.26	CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2012	December 31, 2011

Customer A	11.36%	15.31%
Customer B	10.50%	-
Customer C	9.84%	9.14%
Customer D	9.26%	8.60%
Customer E	7.26%	-
Customer F	-	8.39%
Customer G	-	8.22%
	48.22%	49.66%

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2012 and December 31, 2011, the Company determined no impairment charges were necessary.

2.28	EARNINGS PER SHARE

As prescribed in ASC Topic 260 “Earnings per Share,” Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

For the three months ended March 31, 2012 and 2011, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.08 and $0.20, respectively. For the three months ended March 31, 2012 and 2011, diluted earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amounted to $0.07 and $0.18, respectively.

For the three months ended March 31, 2012 and 2011, basic earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.08 and $0.02, respectively. For the three months ended March 31, 2012 and 2011, diluted earnings per share from continuing operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.07 and $0.01, respectively.

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.31	STOCK-BASED COMPENSATION

The Company has adopted both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non-Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

2.32	FAIR value of financial INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2012 or December 31, 2011, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended March 31, 2012 or March 31, 2011.

2.33	NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2011, the FASB issued an Accounting Standard Update (ASU”) No, 2011-01, Receivables Topic 310):Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15,2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect the adoption of ASU 2011-01 to have a significant impact on its consolidated financial statements.

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

2.33	NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013,with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in financial statements. The Company operates in four principal reportable segments: Fishery Development Division, and HU Plantation Division and Organic Fertilizer and Bread Grass Division, Cattle Development Division and discontinued Dairy Production Division since January 1, 2011.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012

	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Catttle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$11,094,609	$-	$3,943,341	$942,066	$-	$-	$15,980,016

Net income (loss)	$5,270,586	(26,873)	$565,388	$725,158	$(901,490)	$-	$5,632,769

Total assets	$55,132,872	$25,623,899	$59,306,832	$7,341,797	$28,940,945	$-	$176,346,345

For the three months ended March 31, 2011

	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Catttle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$1,559,745	$-	$1,561,786	$-	$-	$-	$3,121,531

Net income (loss)	$920,798	(19,799)	$355,681	$-	$(345,767)	$10,203,951	$11,114,864

Total assets	$19,634,875	$22,246,476	$5,403,607	$-	$63,952,922	$-	$111,237,880

4.	INCOME TAXES

United States of America

SIAF was incorporated in the State of Nevada, in the United States of America. SIAF has no trading operations in United States of America and no US corporate tax has been provided in the financial statements of SIAF.

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

Under new tax legislation in China beginning in January 2008, the agriculture, dairy and fishery sectors are exempt from enterprise income taxes.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No EIT has been provided in the financial statements of CA, ZX, JHST and SJAP since they are exempt from EIT for the three months ended March 31, 2012 and 2011 as they are within the agriculture, dairy and fishery sectors.

No EIT has been provided in the financial statements of HSA at 25% for the income the three months ended March 31, 2012 and March 31, 2011 as HAS incurred tax loss for the periods.

No EIT has been provided in the financial statements of JFD the three months ended March31, 2012 and March 31, 2011 as the Company is currently in negotiations with the local tax authority to determine the taxation method.

Belize and Malaysia

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

All sales invoices of CA were issued by its representative office in Malaysia and its trading and service activities are conducted in China. As the Malaysia tax law is imposed on a territorial basis and not on a worldwide basis, CA’s income is not subject to Malaysian corporate tax.

As a result, neither Belize nor Malaysia corporate tax is provided in the financial statements of CA for the three months ended March 31, 2012 and2011.

Hong Kong

No Hong Kong profits tax has been provided in the financial statements of PMH and TRW, since these entities did not earn any assessable profits for the three months ended March 31, 2012 and 2011.

Macau

No Macau Corporation tax has been provided in the financial statements of HYT, APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended March 31, 2012and 2011.

6.	NET INCOME FROM DISCONTINUED OPERATIONS

On February 15, 2011 and on March 29, 2011, the Company entered into an agreement and memorandum of understanding, respectively, to sell 100% equity interest in HYT group (including HYT and ZX)to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000, with an effective date of January 1, 2011.HYT group contributed revenue and net income for the Dairy Production Division. Prior to sale of HYT group, the Dairy Production Division represented a separate business segment; the disposal group has been treated as a discontinued operation in this quarterly financial report. The post-tax result of the Dairy Production Division has been disclosed as a discontinued operation in the consolidated statements of income and comprehensive income.

		Three months ended	Three months ended
	Note	March 31, 2012	March 31, 2011
		(Unaudited)	(Unaudited)

Revenue		$-	$-

Cost of goods sold		-	-

Gross profit		-	-

General and administrative expenses		-	-
Net income from operations		-	-

Interest expense		-	-
Net income before income taxes		-	-

Net income from sale of subsidiaries	(a)	-	10,203,951
Net income before income taxes		-	10,203,951
Provision for income taxes		-	-
Net income from discontinued operations		-	10,203,951
Less: Net income attributable to the non - controlling interest		-	-
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		$-	$10,203,951

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(a)	Net gain on sale of subsidiaries, HYT and ZX

			Three months ended
	Note		March 31, 2011

		$	$
Consideration received and receivable	(b)		$45,000,000
Net assets of HYT and ZX group as of December 31, 2010 disposed of	(c)	$47,985,152
Less: Non controlling interest of ZX as of December 31, 2010		(9,737,929)
			38,247,223
			6,752,777
Cumulative exchange gain in respect of net assets of subsidiares reclassified from other comprehensive income to net gain on sale of subsidiaries			3,451,174
Net gain on sale of subsidiaries, HYT and ZX			$10,203,951

(b)	Consideration received

Three months ended
March 31, 2011
$
Consideration received in cash and cash equivalents	$704,388
Disposal proceeds receivable of sale of subsidiaries	44,295,612
Total consideration proceeds	$45,000,000

Sale proceeds of HYT and ZX were not subject to business tax of PRC and income tax of PRC and Macau.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(c)	Analysis of consolidated assets and liabilities of subsidiaries, HYT and ZX as of December 31, 2010

December 31, 2010
$
ASSETS
Current assets
Cash and cash equivalents	3,137,885
Inventories	7,495,794
Deposits and prepaid expenses	8,874,285
Accounts receivable, net of allowance for doubtful accounts	6,044,666
Other receivables	2,069,514
Total current assets	27,622,144
Property and equipment

Property and equipment, net of accumulated depreciation	14,612,953
Goodwill	11,275,060
Land use rights, net of accumulated amortization	9,441,158
Total property and equipment	35,329,171

Total assets	62,951,315

Less: LIABILITIES

Current liabilities
Accounts payable and accrued expenses	22,409
Other payables	11,167,319
Total current liabilities	11,189,728

Other liabilities
Long term debt	3,776,435

Total liabilities	14,966,163
Net assets of subsidiaries, HYT and ZX as of December 31, 2010 disposed of	47,985,152

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(d)	Net cash outflow on sale of subsidiaries, HYT and ZX

Three months ended
March 31, 2011
$

Cash and cash equivalents balance disposed of	(3,137,885)
Net cash outflow on sale of subsidiaries, HYT and ZX	(3,137,885)

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)	Detailed cash flow from discontinued operations

		Three months ended	Three months ended
	Note	March 31, 2012	March 31, 2011
		(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income for the period		$-	$10,203,951

Adjustments to reconcile net income to net cash from operations:
Depreciation		-	-
Amortization		-	-
Net gain of sale of subsidiaries, HYT and ZX		-	(10,203,951)
Changes in operating assets and liabilities:
Increase in inventories		-	-
Increase in deposits and prepaid expenses		-	-
Increase in other payables		-	-
Decrease in accounts receivable		-	-
Decrease in other receivables		-	-
Net cash provided by operating activities		-	-
Cash flows from investing activities
Net cash outflow on sale of subsidiaries, HYT and ZX	6(d)	-	(3,137,885)
Payment for acquisition of land use rights		-	-
Payment for construction in progress		-	-
Net cash used in investing activities		-	(3,137,885)
Cash flows from financing activities
Net cash provided by financing activities		-	-

Effects on exchange rate changes on cash		-	-
(Decrease) increase in cash and cash equivalents		-	(3,137,885)

Cash and cash equivalents, beginning of period		-	3,137,885

Cash and cash equivalents, end of period		$-	$-

Supplementary disclosures of cash flow information:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-
Non - cash transactions
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX		$-	$44,295,612

7.	CASH AND CASH EQUIVALENTS

	March 31, 2012	December 31, 2011

Cash and bank balances	$1,928,263	$1,387,908

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    INVENTORIES

	March 31, 2012	December 31, 2011

Bread grass	$-	449,984
Beef cattle	-	825,853
Marble Goby fish	1,970,386	-
Organic fertilizer	95,005	807,689
Raw materials for bread grass and organic fertilizer	3,142,385	1,398,965
Raw materials for HU plantation	338,112	11,111
Immature seeds	843,075	842,313
Unharvested HU plantation	-	99,530
	6,388,963	4,435,445

9.     DEPOSITS AND PREPAID EXPENSES

	March 31, 2012	December 31, 2011

Deposits for
acquisition of land use rights	$4,453,665	$4,453,665
inventory purchases	7,467,762	5,190,952
Prepaid services	1,069,528	2,139,057
Aquaculture contract with Gao Riqiang	7,600,476	3,085,164
Temporary deposit payments for equity investment	5,682,680	-
	$26,274,111	$14,868,838

The Company made temporary deposit payments for equity investments in the future development of a prawn farm hatchery and a prawn farm nursery.

10.	ACCOUNTS RECEIVABLE

The company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the company. As such, all trade receivables are reflected as a current asset and no allowance for bad debt has been recorded as of March 31. 2012 and December 31, 2011. Bad debts written off for the three months ended March 31, 2012 and 2011 are $0.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aging analysis of accounts receivable is as follows:

	March 31, 2012	December 31, 2011

0 - 30 days	$10,135,923	$20,061,598
31 - 90 days	3,138,577	1,828,058
91 - 120 days	2,613,310	2,457,259
over 120 days and less than 1 year	9,256,760	3,185,000
over 1 year	5,936,718	5,936,718
	31,081,288	33,468,633
Less: amounts reclassified as long term accounts receivable	(5,936,718)	(5,936,718)
	$25,144,570	$27,531,915

11.	OTHER RECEIVABLES

	March 31, 2012	December 31, 2011

Temporary payments	$656,092	$656,092
Due from employees	42,520	130,191
Due from third parties	16,351,391	8,902,588
	$17,050,003	$9,688,871

Payments due from employees and third parties are unsecured, interest free and without fixed term of repayment. Payments due from employees are the amounts advanced for handling business transactions on behalf of the Company, and are reconciled once the business transactions have been completed.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DUE FROM RELATED PARTIES

	March 31, 2012	December 31, 2011

Due from proceeds receivable	$5,386,233	$5,386,233
Due from HYT	10,434,519	10,434,519
	$15,820,752	$15,820,752

The Company sold the HYT group (including HYT and ZX) effective January 1, 2011. Due from HYT is an unsettled balance, which is unsecured, interest free and to be repaid within one year from December 31, 2011.

Disposal proceeds receivable from the sale of subsidiaries is due from Mr. Xi Ming Sun, a director of ZhongXingNong Nu Co., Ltd

(i)	of which $3,796,215 was settled by way of equal installments of $759,243 each on April 30, June 30, August 31, October31 and December 31 of 2011; and
(ii)	the remaining $40,499,397 shall be settled by way of cash contribution toward land use rights payable as stated in the agreement.

Due from proceeds receivable is unsecured, interest free and has no fixed term of repayment.

13. PLANT AND EQUIPMENT

	March 31, 2012	December 31, 2011

Plant and machinery	$1,861,754	$1,855,068
Structure and leasehold improvements	34,742	27,211
Mature seeds	503,663	503,663
Furniture and equipment	801,110	773,185
Motor vehicles	106,298	106,298
	3,307,567	3,265,425

Less: Accumulated depreciation	(655,284)	(597,660)
	2,652,283	2,667,765

Depreciation expense was $57,624 and $40,353 for the three months ended March 31, 2012 and2011, respectively.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	CONSTRUCTION IN PROGRESS

	March 31, 2012	December 31, 2011

Construction in progress
- Oven room for production of dried flowers	$827,746	$826,359
- Office and warehouse	106,127	26,646
- Organic fertilizer and bread grass production plant	3,309,386	2,724,864
- Fish farm	4,499,377	-
	$8,742,636	$3,577,869

15.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC.  Instead, the Company has leased three lots of land. The cost of the first lot of land use rights acquired in 2007 was $6,194,505, which consisted of 1,985.06 acres in the Hebei Province with leaseholds expiring in 2036, 2051, 2067 and 2077. The cost of the second lot of land use rights acquired in 2007in the Guangdong Province, PRC was $6,408,289and consists of 174.94 acres with its leasehold expiring in 2067. The cost of the third lot of land use rights acquired in 2008 in the Guangdong Province, PRC was $764,128,which consists of33.68 acres with its leasehold expiring in 2068. The cost of the fourth lot of land use rights acquired in 2010in the Hebei Province, PRC was $3,223,411,which consists of825.00 acres with its leasehold expiring in 2066.The first lot of land use rights original cost of $6,194,505 and the fourth lot of land use rights with the original cost of $3,223,411were disposed with the sale of a subsidiary of ZX. The cost of the fifth lot of land use rights acquired in 2011 was $7,042,831,which consists of 57.58 acres in the Guangdong Province, PRC with its leasehold expiring in 2037.

	March 31, 2012	December 31,2011

Cost	$57,845,574	$57,845,574

Less: Accumulated amortisation	(1,639,375)	(1,338,104)

Net carrying amount	$56,206,199	$56,507,470

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to60 years.

Amortization of land use rights was $301,271 and $100,745for the three months ended March 31, 2012 and 2011, respectively.

16.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a China patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000.

On March 6, 2012 MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattlefor$1,500,000.

	March 31, 2012	December 31, 2011

Proprietary technologies	$9,500,000	$8,000,000
Less: Accumulated amortisation	(1,095,583)	(1,022,325)
Net carrying amount	$8,404,417	$6,977,675

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	PROPRIETARY TECHNOLOGIES (CONTINUED)

Amortization of proprietary technologies was $73,258 and $89,047 for the three months ended March 31, 2012and 2011, respectively

17.	GOODWILL

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

	March 31, 2012	December 31, 2011

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
	$724,940	$724,940

18 .UNCONSOLIDATED EQUITY INVESTEE

On February 11, 2011,CA applied to form a corporate joint venture, Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD”), incorporated in the People’s Republic of China.CA has the right to acquire up to a 75% equity interest in EBAPCD. EBAPCD has not commenced its business of prawn cultivation.

On February 28, 2011,TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited(“EBAPFD”), incorporated in the People’s Republic of China. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”)in which it acquired a 25% equity interest, while it withdrew its 25% equity interest in EBAPFD. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,256,555. The Company presently owns a 50% equity interest in JFD and controls its board of directors. As of March 31, 2012, the Company had consolidated the assets and operations of JFD.

On April 15, 2011, MEIJI applied to form a corporate joint venture, Enping City A Power Cattle Farm Co., Limited (“ECF”), incorporated in the People’s Republic of China.MEIJI had 25% equity interest in ECF. As of March 31, 2012, the Company has invested $1,076,489 in ECF, which has not commenced operations.

	March 31, 2012	December 31,2011

Investment in unconsolidated joint venture	$1,076,489	$1,258,607

18.	VARIABLE INTEREST ENTITY

On Septembter 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the People’s Republic of China. As of March 31, 2012, the Company has invested $2,251,359 into this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures. On March 31, 2012, the Company evaluated VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and SJAP qualifies as a VIE of the Company. As result, the Company consolidated SJAP as a VIE, and the investment of $2,251,359 was eliminated in the consolidated financial statements.

Continuous assessment of its VIE relationship with SJAP

The Company may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a VIE. The Company evaluates entities deemed to be VIE’s using a risk and rewards model to determine whether to consolidate. A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 31, 2012, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP ’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company.

The reasons for the changes are as follows:

•	Originally, the board of directors of Sanjiang A Power (SJAP) consisted of 7 members; 3 appointees from Qinghai Sanjiang (one stockholder), 1 from Garwor (one stockholder), and 3 from the Company, such that the Company did not have majority interest represented on the board of directors of SJAP.

•	On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the People’s Republic of China approved the sale and transfer.

Consequently Garwor and the Company agreed that the new board of directors of SJAP would consist of 3 members; 1 appointee from Garwor and 2 appointees from the Company, such that the Company now had a majority interest in the board of directors of SJAP. Also, and in accordance with the Company’s Sino Joint Venture Agreement, SIAF’s management appointed the financial officer of SJAP.

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

21.	OTHER PAYABLES

	March 31, 2012	December 31, 2011

Due to third parties	$21,000,221	$10,794,449
Due to employees and others	959,626	1,114,848
Land use rights payable	-	58,851
	$21,959,847	$11,968,148

Due to third parties, related parties, employees and others are unsecured, interest free and have no fixed terms of repayment.

22.	DUE TO RELATED PARTIES

	March 31, 2012	December 31, 2011

Due to related parties	$849,939	$867,413

Due to related parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS/ BILLINGS ON UNCOMPLETED CONTRACTS IN EXCESS OF COSTS AND ESTIMATED EARNINGS

(i)	The net liabilities position for contracts in progress consisted of the following at March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011

Billings	$15,369,697	$19,066,400
Less: Costs	(4,489,476)	(8,249,145)
Estimated earnings	(8,839,769)	(8,855,136)
Billings in excess of costs and estimated earnings on uncompleted contract	$2,040,452	$1,962,119

(ii)

	March 31, 2012	December 31, 2011

Cost	$-	$887,540
Estimated earnings	-	1,974,204
Less: Billings	-	(2,405,640)
Costs and estimated earnings in excess of billings on uncompleted contract	$-	$456,104

(iii)

	March 31, 2012	December 31, 2011

Billings	$15,369,697	$21,472,040
Less: Costs	(4,489,476)	(9,136,685)
Estimated earnings	(8,839,769)	(10,829,340)
Billings in excess of costs and estimated earnings on uncompleted contract	$2,040,452	$1,506,015

24.	SHAREHOLDERS’ EQUITY.

On March 23, 2010, the Company authorized 100 shares of Series A preferred stock at $0.001 par value.  As of the same date, 100 shares of Series A preferred stock were issued at $1 per share for cash in the amount of $100.

On March 22, 2010, the Company authorized 10,000,000 shares of Series B convertible preferred stock at $0.001 at par value. Series B convertible preferred stock is redeemable, the stockholders are not entitled to receive any dividend and voting rights but are entitled to rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were cancelled and the Company issued 7,000,000 shares of Series B convertible preferred stock at $1.00 per share. The company has authorized 10,000,000 shares of Series B convertible preferred stock with 7,000,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

Series A preferred stock stockholders

(i)	are not entitled to receive a dividend;

(ii)	vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80%, which is allocated to the outstanding shares of Series A Preferred Stock.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii)	rank senior to common stockholders, holders of Series B convertible preferred stockholders and any other stockholders on liquidation. The Company has authorized 100 shares of Series A preferred stock with 100 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

During the year ended December 31, 2011,(i) the Company reacquired 1,000,000 shares of treasury stock for $1,250,000 at a price of $1.25 per share; (ii) the Company issued 15,619,397 shares of common stock for $12,499,902 at values ranging from$0.50 to $1.50 per share to settle debts due to third parties; (iii) the Company purchased 8,620,000 shares for $1,579,400 at prices ranging from $0.01 to $0.78 for cancellation;(iv) the Company issued employees a total of 2,760,729 shares of common stock valued at fair value of range from $0.895 per share to $1.01 per share for $$2,667,114; and (v) the Company issued1,800,000 shares of common stock to certain company who provided consulting services for the benefit of the Company at$0.895 per share for $1,620,000.

During the three months ended March 31, 2012, the Company issued 3,698,284 shares of common stock for $2,373,992at values ranging from $0.60 to $0.75 per share to settle debts due to third parties.

25.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178squarefeet of agriculture space used for offices for a monthly rent of $479 in Enping City, Guangdong Province, PRC, its lease expiring on March 31, 2014; and (ii)2,300square feet of office space in Guangzhou City, Guangdong Province, PRC for a monthly rent of $4,238, its lease expiring on October 15, 2012.

Lease expense was $14,150 and $14,150 for the three months ended March 31, 2012 and 2011, respectively.

The future minimum lease payments as of March 31, 2012, are as follows:

March 31, 2012
$

Year ended December 31,2012	42,273
Year ended December 31,2013	5,160
Year ended December 31,2014	5,160
Thereafter	-
52,593

26.	BUSINESS COMBINATION

Business combination of JFD

On February 28, 2011,TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited(“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested $1,258,607 in JFD. JFD is engaged as an operator of an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. The Company presently owns a 50% equity interest in JFD and controls its board of directors. As of March 31, 2012, the Company had consolidated the assets and operations of JFD.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company allocated the purchase price based on the fair value of the assets acquired as at January 1, 2012..

Net assets acquired:
Property, plant and equipment	$34,919
Construction in progress	4,495,306
Inventory	1,838,337
Less: Other payables	(92,603)
Non-controlling interest	(3,324,729)
25% held by the Company	(1,662,365)
$1,288,865

Satisfied by
Purchase consideration	$1,662,365
Less: Cash acquired	(373,500)
$1,288,865

27.	STOCK BASED COMPENSATION

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

The Company calculated stock based compensation of $4,278,114 and recognized $1,069,529 and $0 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the deferred compensation balance of $1,069,528 was to be amortized over 3 months beginning on April 1, 2012.

28.	CONTINGENCIES

As of March 31, 2012and December 31, 2011, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and comprehensive income or cash flows.

29.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $255,151 and $92,926 has been credited to operations for the three months ended March 31, 2012 and 2011, respectively.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended March 2012 and 2011, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Xiang Jun Fang, director of Jiang Men City Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company

Included in due to related parties, due to Mr. Xiang Jun Fang is $1,414 and $1,413as of March 31, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Yue Xiong He, director of Jiang Men City Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company

During the three months ended March 31, 2011, Mr. Rui Xiong He sold his land use rights to the Company for $7,042,831.

Included in due to related parties, due to Mr. Yue Xiong He is $848,525 and $800,000 as of March 31, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd

During the year ended December 31, 2011, the Company sold its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000.

Included in due from related parties, due from Mr. Xi Ming Sun is $5,386,233as ofMarch31, 2012 and December 31, 2011. The amount is unsecured, interest free and has no fixed term of repayment.

Enping City Bi Tao A Power Prawn Culture Development Co. Limited, equity investee

During the three months ended March 31, 2011, the Company entered into a prawn farm contract with Enping Bi Tao A Power Prawn Culture Development Co. Ltd (under application) with a contract value of $1,648,000and recognized income of $739,983.

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping City Bi Tao A Power Prawn Culture Development Co. Limited (under application) is $0 and $225,835 as of March 31, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	RELATED PARTY TRANSACTIONS(CONTINUED)

Name of related party	Nature of transactions

Dongguan City Shenghua A Power Agriculture Development Co., Limited, stockholder of Hunan Shenghua A Power Agriculture Co., Limited

Included under Due to Related Parties, due to Shenghua Company is $0 and $66,000 as of March 31, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Mr. Solomon Yip Kun Lee, Chairman	Included under Due to a Director, due to Mr. Solomon Yip Kun Lee is $2,552,788 and $289,764 as of March 31, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Hang Yu Tai Investment Limited controlled by Mr. Xi Ming Sun	Included under Due from Related Parties, due from Hang Yu Tai Investment Limited is $10,434,519 as March 31, 2012 and December 31, 2011, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Jiang Men City A Power Fishery Development Co., Limited (previously known as Enping Bi Tao A Power Fishery Development Co., Ltd), equity investee

During the three months ended March 31, 2012, the Company entered into a fishery farm contract with Jiang Men City A Power Fishery Development Co., Limited with a contract value of $2,405,840 and recognized income of $1,221,494.

Billings in excess costs and estimated earnings on uncompleted contract, due to Jiang Men City A Power Fishery Development Co., Limited is$1,414,564 and $1,484,320 as of March 31, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Enping City A Power Cattle Farm Co.,Limited, equity investee	Billings in excess costs and estimated earnings on uncompleted contract, due to Enping City Bi Tao A Power Prawn Culture Development Co. Limited (under application) is $0 and $225,835 as of March 31, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Sino Agro” in this Quarterly Report collectively refers to the Company, Sino Agro Food, Inc.

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

Table A below outlines the Divisions and Profit-Centers that are on-going operations and other operational divisions that are at developing stages targeting to generate revenues within year 2012:

Table A

1	Fishery Division	Status
Revenue generated from
1.1	Engineering and Technology Services • Consulting and Servicing Contracts • Management fees	Four existing contracts Four existing contracts
1.2	Marketing and Sales of Fish & Prawns • To and from the existing Jiangman Fishery Development Co. Ltd.’s fish farm. • From existing contracted open dam farm namely Gao Aquaculture Fish Farm.	Ongoing Ongoing
1.3

Subsidiary farm operations

• Jiangman A Power Fishery Development Co.(1st Fish Farm)

• Enping A Power Prawn Culture Co. (1st Prawn Farm)

• Gao Aquaculture A Power Fishery Co. (2nd Fish Farm)

• Zhong Shan A Power Prawn Development Co. (2nd Prawn Farm)

Fully operational Development Stage Development Stage Development in progress but Phase (1) operation started May 01, 2012
2	Beef Cattle Division
Revenue generated from
2.1	Sanjiang A Power (Xining. Qinghai) Farm Division • Manufacturing and Sales of organic fertilizer • Manufacturing and Sales of livestock feed • Rearing and Sales of beef cattle Non-Farm Division	Ongoing Ongoing Ongoing Developing stages
2.2	Hunan Shanghua A Power (Linli, Hunan) • Manufacturing and sales of mixed fertilizer	Developing stage
2.3	Enping A Power Cattle (Enping, Guangdong) • Rearing and Sales of beef cattle	Fully operational
2.4	Macau EIJI (Macau) • Engineering consulting and Servicing Contracts • Management fees • Marketing and Sales of beef cattle to / from cattle farms	Ongoing Ongoing Ongoing
3	HU Plantation Division
Revenue generated from the sale of
	• Fresh HU Flowers • Dried HU Flowers	Ongoing Ongoing
4	Marketing and Distribution Network Division
Revenues generated from
4.1	Cold storage, semi-processing and distribution centers • Sales of seafood and seafood products	Developing Stage

5	Import and Export Trading Division
Revenues are to be generated from
5.1	Food Division • Wholesaling of seafood and seafood products	Developing stage
6	Corporate Servicing Division
Revenue generated from servicing fees charged to subsidiaries:
	• Sanjiang A Power (Xining) • Hunan Shanghua A Power • Enping A Power Cattle	Ongoing Ongoing Ongoing

Consolidated Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue

Revenue including continued and discontinued operations increased by $12,858,485 or 411.93% to $15,980,016 for the three months ended March 31, 2012 from $3,121,531 for the three months ended March 31, 2011. The increase was primarily due to the natural growth of revenue generated from the fishery, cattle farm, beef and the maturity of on-going divisional businesses improving their revenues. The Company earned revenue $0 for the three months ended March 31, 2012 and 2011 respectively from the discontinued segment – dairy.

The following chart illustrates the changes by category from the three months ended March 31, 2012 to three months ended March 31 2011.

	2012	2011
Category	Q1	Q1	Difference
	$	$	$
Fishery	11,094,609	1,559,745	9,534,864

Plantation	-	-	-

Organic Fertilizer	13,061	-	13,061

Cattle farm	941,460	-	941,460

Beef	3,930,886	1,561,786	2,369,100

Totals	15,980,016	3,121,531	12,858,485

Revenue– Fishery: Revenue from fishery increased by $9,534,864 or 611.31% to$11,094,609 for the three months ended March 31, 2012 from $1,559,745 for the three months ended March 31, 2011. The increase was primarily due to our increased contract service income from fishery and prawn development contracts and sale of fish for the three months ended March 31, 2012 versus consulting income and sale of fish for the three months ended March 31, 2011.

Revenue – Plantation: As usual, there is no revenue during Q1 the period of each year.

Revenue – Organic fertilizer: Revenue from organic fertilizer increased by $13,061to $13,061 for the three months ended March 31, 2012from $0 for the three months ended March 31, 2011. The increase was due to the startup new business of organic fertilizer during the three months ended March 31, 2012.

Revenue – Cattle farm: Revenue from cattle farm increased by $941,460to $941,460 for the three months ended March 31, 2012from $0 for the three months ended March 31, 2011. The increase was due to the increase of revenue in our contract services in the cattle farm for the three months ended March 31, 2012.

Revenue - Beef: Revenue from beef increased by $2,369,100 to $3,930,886 for the three months ended March 31, 2012 from $1,561,786 for the three months ended March 31, 2011.The increase was primarily due to our increase of sale of beef cattle and our weather insulated facilities to maintain production.

Cost of Goods Sold

Cost of Goods Sold included in continued and discontinued operations increased by $6,775,809, or 569.10%,to $7,966,424 for the three months ended March 31, 2012 from $1,190,615 for the three months ended March 31, 2011. The increase was primarily due to the Company increasing its scale of operations from continued operations - fishery, plantation, cattle farm and beef for three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

The following chart illustrates the changes by category from the three months ended March 31, 2012 to the three months ended March 31 2011.

Cost of Goods Sold
	2012	2011
Category	Q1	Q1	Difference
	$	$	$
Fishery	5,498,440	619,931	4,878,509

Plantation	-	-	-

Organic Fertilizer	12,122	-	12,122

Cattle farm	152,679	-	152,679

Beef	2,303,183	570,684	1,732,499

Totals	7,966,424	1,190,615	6,775,809

Cost of goods sold - Fishery. Cost of goods sold from fishery increased by $4,878,509 from $619,931 for the three months ended March 31, 2011 to $5,498,440 for the three months ended March 31, 2012. The increase in fishery was primarily due to an increase in the sales volume relating to fish and the expansion of contracted services for the three months ended March 31, 2012 compared to the three months ended March 31 2011.

Cost of goods sold - Plantation. As usual, there is no cost of goods sold during the Q1 period of each year.

Cost of goods sold – Organic fertilizer: Cost of goods sold from organic fertilizer increased by $12,122to $12,122 for the three months ended March 31, 2012from $0 for the three months ended March 31, 2011. The increase was due to the startup new business of organic fertilizer during the three months ended March 31, 2012.

Cost of goods sold - Cattle farm. Cost of goods sold from cattle farm development increased by $152,679 from $0 for the three months ended March 31, 2011 to $152,679 for the three months ended March 31, 2012. The increase in cost of goods sold from cattle farm was due to the corresponding increase in revenue from cattle.

Cost of goods sold - Beef. Cost of goods sold from beef increased by $1,732,499 from $570,684 for the three months ended March 31 2011 to $2,303,183 for the three months ended March 31, 2012.The increase in cost of goods sold from beef was primarily due to the corresponding increase in revenue from beef.

Gross Profit

Gross profit including continued and discontinued operations increased by $6,082,676or 315.02% to $8,013,592 for the three months ended March 31, 2012 from $1,930,916 for the three months ended March 31 2011.The increase was primarily due to the corresponding increase in revenues from fishery, cattle farm and beef operations.

The following chart illustrates the changes by category from the three months ended March 31, 2012 to three months ended March 31 2011.

Gross profit

	2012	2011
Category	Q1	Q1	Difference
	$	$	$
Fishery	5,596,168	939,814	4,656,354

Plantation	-	-	-

Organic Fertilizer	940	-	940

Cattle farm	788,781	-	788,781

Beef	1,627,703	991,102	636,601

Total	8,013,592	1,930,916	6,082,676

Gross profit: Fishery. Gross profit from fishery increased by $4,656,354 from $939,814 for the three months ended March 31 2011to $5,596,168 for the three months ended March 31, 2012.The increase was primarily due to our increased contract service income from fishery and prawn development contracts and sale of fish for the three months ended March 31, 2012compared to income and sale of fish for the three months ended March 31, 2011.

Gross profit – Plantation: As usual, there is no gross profit during the first quarter of each year.

Gross profit – Organic fertilizer: Gross profit from organic fertilizer increased by $12,122to $12,122 for the three months ended March 31, 2012from $0 for the three months ended March 31, 2011. The increase was due to the startup new business of organic fertilizer during three months ended March 31, 2012.

Gross profit - Cattle farm: Gross profit from cattle farm development increased by $788,781 from $0 for the three months ended March 31, 2011 to $788,781 for the three months ended March 31, 2012. The increase in cattle farm was due to the commencement of our sale of cattle.

Gross profit – Beef: Gross profit from beef increased by $636,601 from $991,102 for the three months ended March 31 2011 to $1,627,703for the three months ended March 31 2012. The increase was primarily due to our increase of sale of beef cattle and our weather insulated facilities to maintain production.

General and Administrative Expenses and Interest Expenses

General and Administrative expenses (including depreciation and amortization) in continuing operations increased by $1,529,004 or 220.53% to $2,222,322 for the three months ended March 31 2012 from $693,318 for the three months ended March 31 2011. The increase was primarily due to an increase in general office and corporate expenses, and wages and salaries amounting to $584,764 and $697,179, respectively.

The following chart illustrates the changes by category from the three months ended March 31, 2012 to three months ended March 31 2011.

Category	2012	2011	Difference
	$	$	$
Office and corporate expenses	841,754	256,994	584,760

Wages and Salaries	945,085	247,906	697,179

Traveling and related lodging	12,157	24,379	(12,222)

Motor vehicles expenses and local transportation	20,450	6,545	13,905

Entertainments and meals	16,876	22,929	(6,053)

Others and miscellaneous	32,316	45,078	(12,762)

Depreciation and amortization	353,684	89,487	264,197

Sub-total	2,222,322	693,318	1,529,004

Interest expenses	-	-	-

Total	2,222,322	693,318	1,529,004

Gain on extinguishment of debts

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. The Company has reported $255,151 and $92,926 as gain on the extinguishment of debts for the three months ended March 31, 2012 and 2011, respectively.

Subsequent Events

Fishery Operation:

As of April 30, 2012, Capital Award has four fishery development projects in progress, and sales of fish (sleepy-cod) generated from two of the farms; their status is summarized as follows:

1. The 1st Demonstration fish farm, situated at the district of Enping City operating now under “Jiangman A Power Fishery Development Co. Ltd.” (JFD), was built and completed for operation in February 2011 and is now engaged in production.

For the first quarter of 2012, CA purchased from JFD and sold just under 116,000 sleepy-cod averaging about 575g/fish, anticipating that its production volume will gradually increase each quarter thereafter based on stocking volumes of past months, especially when the supply of the 500,000 fish contract executed in October 2011 will begin materializing sales sometime in June 2012.

Also during this quarter, Triway (a fully owned subsidiary of the Company) acquired an additional 25% equity stake in JFD resulting in 50% equity held in JFD. These consolidated financial statements include the additional acquisition in JFD.

2.The 1st Demonstration prawn farm is also situated in the district of Enping City. Its development was started in June 2011; the Company expects to complete the farm for production operation on or before July 2012.Development of this 1st Demonstration prawn farm was delayed in 2011 due to problems obtaining rezoning classification from development to industrial status(as disclosed in our 10K filed on April 12, 2012); as such, an alternative area of land (50 Mu or 8.25 acres) located within the same district of Enping City within close proximity to our HU Plantation was secured to replace the original landholding in February 2012. As of April 30, 2012, all basic infrastructure work has been carried out with construction work now in progress. Because of the delay, operations are scheduled to begin by September 2012 (approximately 2months behind schedule).

3. 2nd Fish (and Eel)Farm is situated at District of Jiangman City. Its development was started in May 2011, and the Company expects its Phase 1 to be completed within year 2012, and Phase 2 development starting in January 2013 with production operations beginning by year-end 2013.

During the three months ended March 31, 2012, main work in progress in Phase 1’s development was on the construction of a new road (approximately 1 km) leading from the external main access road to the project site and the construction of a new bridge crossing from the new road into the site. As of April 30, 2012, construction work was delayed due to heavy rainfall during the month of April 2012, such that road and bridgework is presently expected to be completed by July 2012.

4.The 2ndprawn farm is situated in the District of Zhong Shan City. Its development was started in November 2011 and is expecting its Phase 1 to be completed for production operation by the end of April 2012, and Phase 2 to be completed for partial production operation on or before December 31, 2012.

As of April 30, 2012, up to 75% of Phase (1)’s development work was completed, and although work is still in progress, the farm is sufficiently equipped to start up production activities, having resulted in 2 million prawn flies (fingerlings) produced and sold to the regional prawn growers on May 3, 2012; essentially, the Company’s aquaculture prawn business using our APM technology system has reached a first milestone in China.

5. Operation of the 600 Mu of open Dam Fish Farm

During this quarter, there were over 73,000 sleepy-cod averaging above 523g/fish being harvested and sold by CA from this farm. The Company anticipates that as the weather gets warmer there will be more fish harvested and sold from this farm.

CA management has concluded that this open dam concept, although faced with many external seasonal factors compared to our APM in-house farms, remains a viable option because the weather in Guangdong Province, where the open dam farm is located, is rather mild compared to other parts of China (e.g., Northern China is too cold, the central part of China is too dry and the coastal part of China is too windy), and because the sale price of live sleepy-cod is relatively stable in China. A new grow-out contract with the existing grower for an additional 600,000 fish was executed in March 2012 and will remain in force through 2014,but at a slightly higher price of RMB45/fish instead of RMB40/fish as contracted in 2011.

6. Potential contracts in developing new fish / prawn farms

As of April 30, 2012, CA is negotiating with two other entities toward engaging consulting and servicing contracts for development of additional APM farms at Guangdong Province, and one at Xining City. The Company will continue to provide shareholders with updated information as it becomes available.

Significant Events that may affect Fishery Operations’ Cash Flow:

A. As the Company stated in its Annual Report for the fiscal year ended December 31, 2012:

“However result from the application of the Joint Venture Company of the Enping Fish Farm, we received a notice from the tax department that only 50% of its income tax would be exempted regulated by the local Province Government. In this respect we are appealing this out-come with the local Province Government.”

“The appeal is still pending as of 31October 2011, but due to a contradiction in uniformly applying the tax, i.e. in Q3 authorities granted a 100% tax exemption for fish sales generated by the Open Dam Farm, the Company is intensifying its efforts seeking uniform exemption for ALL fish sales, regardless of their source. Short of obtaining the exemption, the Company will incur tax charges on 50% of its income derived from the Enping Fish Farm.”

As of April 30, 2012, the income tax rate of 50% was reduced to 25% by the local authorities. Although the rate has been reduced, it is still CA management’s opinion that any tax on agriculture, amount notwithstanding, is contradictory to the China Central Government’s incentive policy toward the agriculture industry, and thus management has filed an appeal on this issue.

B. CA does not carry a Builder or a Developer license in China, and as a result, its contracts are structured based on it providing consulting services, and subcontracting with licensed builders and developers to handle construction and payment of capital improvement taxes.

The profit CA derives from these contracts is retained in China and is recorded as payable to CA by the SJVC and/or as prepayments and deposits, by which CA may later elect to exchange for equity interest in the SJVC as provided within the terms and conditions of each contract. At such time, if and when CA decides to exercise its option to secure equity in the SJVC, certain tax implications might be triggered and have to be accounted for, accordingly.

During the three months ended March 31, 2012, Triway acquired an additional 25% equity stake in JFD (now totaling 50%)without any tax implication, because the business registration of JFD that allows Triway to acquire up to a 75% equity stake in JFD stipulates that Triway will be responsible to pay for all of its registered capital in JFD (US$500,000),which had been fully paid in 2011.

Beef and Cattle Divisions:

As of April 30th 2012, the Company has three separate business divisions:

1.	SJAP (Xining): The Sino Joint Venture Company situated at HuangYuan Town, Xining City Qinghai Province, which has the following business activities;

●	Manufacturing and selling of organic fertilizer
●	Manufacturing and selling of livestock feed

●	Rearing and selling of beef cattle.
●	An on-site restaurant operation

Synopsis of Q1 2012 operations:

Although most production activity in Qinghai Province ceases during winter season, SJAP was able to maintain production at its weather insulated facilities and has achieved the following;

●	Sold 11,403 MT and manufactured 4,206 MT of organic fertilizer.
●	Sold over 5,442 MT and produced 988 MT of livestock feed.
●	Sold 501 head of over 13 month-old cattle and bought 430 head of 5 to 6 month-old cattle.
●	Restaurant dining reservations are now completely booked 3-days in advance.

Developments and construction in progress as of April 30, 2012;

●	Management anticipates having completed, furnished and staffed its four-story corporate office building by May 31, 2012. This facility should result in a much more streamlined operation that we have been diligently working toward over the past three years.

●	We have now constructed and fitted out a total of 12 cattle houses as of April 30, 2012, with the capacity to house up to 1,500 head of cattle at any given time. Work on constructing and fitting out more cattle houses are in progress targeting to complete the planned capacity to house up to 2,500 head of cattle before the end of this year.

●	70% of landscaping and roadwork has been completed around the 28-acre compound. SJAP is a now a show case operation in the Huangyuan City.

●	Most of the infrastructure work on the drainage channel systems are in progress, which when completed will pipe cattle waste to a centralized collection basin where a Mash Gas station will be constructed sometime in 2013. Upon completion of the Mash Gas station, SJAP will begin processing cattle waste as its main source of raw material for manufacturing organic fertilizer.

●	In Q1 2012 the HuangYuan Government has awarded a cash grant of RMB500,000 to SJAP toward development of its Enzyme factory targeted to be completed by the end of 2012 at a total cost of about US$2 million. The Huangyuan Government is authorized to provide grant funding of up to 66% of total development cost on selected projects.

●	The Huangyuan Government in conjunction with SJAP is replicating SJAP’s cattle housing model for local farmers with the understanding that SJAP will purchase all mature beef (estimated to be up to 10,000 head) for processing at its new boning and cold storage facility, scheduled to be constructed in 2012 and online by Q2 2013.

Significant Events that may affect SJAP’s operation Cash Flow:

●	Our ex-joint venture partner, SanJiang Group, has established four organic fertilizer manufacturing plants at various districts in Qinghai Province for application on their own farms, resulting in up to 70% of the fertilizer (~10,000 Mt/year) previously bought by SanJiang Group is no longer being purchased from SJAP.

In response, SJAP is sourcing new customers to absorb the 10,000 MT overhang. Anticipating new markets/customers for the fertilizer, plans to construct and complete fertilizer stations in 2012 will not be affected.

●	SJAP’s application to the Agriculture Bank of China for a loan facility of RMB35 million (US$5.55 million) will require an additional two to three months for processing due to the HuangYuan Government’s delay in transferring land titles on SJAP property.

2.	The Enping demonstration Cattle Farm and Macau EIJI:

●	During the quarter, MEIJI has paid a deposit of US$1.25m toward its purchase of 25% equity in the cattle farm; the Sino Joint Venture Company is anticipating official approval of its partnership by August 2012.

●	The cattle farm’s major construction has been completed and is under operation, currently rearing over 200 head of cattle as of April 30, 2012, with further improvements in progress (e.g., construction of more feed storage facilities, general landscaping, and furnishing and fitting of office and staff quarters).These improvements will continue throughout 2012, creating a complex that is self-sufficient similar to our other developments throughout China.

●	The Company expects that there will be 125 to 150 head of beef cattle ready for market duringQ2 2012. Based on trials ran in Q1 2012, Management expects positive sale results since our top graded quality meat was well received by some of the prime hotels and restaurants in Beijing and in Guangzhou City.

●	Macau EIJI is negotiating with two groups of businessmen to provide consulting and servicing contracts to build more cattle farms using our free-range system and SJAP technology, anticipating securing a contract with one of them in May 2012.

3.	Hunan Shenghua A Power Agriculture Co. Ltd. (HSA)

●	As of April 30, 2012,development and construction work on the Mixed Fertilizer manufacturing facility for HSA are being carried out consisting of a 7,000 square meter production and storage factory, external fencing to cover the production area of about 11.55 acres of land, internal roads, landscaping, drainage, a 300 square meter office, staff quarters that will provide accommodation for up to 25 workers and all related basic infrastructure, etc. Current Stage 1 development should be completed by August 2012 with a capacity to produce up to 10,000 MT/year.

●	Current wholesale prices on mixed fertilizer are much greater than organic fertilizer (i.e. up to RMB$3,600/MT for mixed fertilizer versus RMB1,100/MT for organic fertilizer), resulting in greater profit margins for HSA operations.

H U Plantation:

●	Development and construction work on green housing 10 acres of the plantation are in progress and trials on irrigation, disease control and fertilizer application will commence sometime in June 2012, before harvest season begins.

●	For the remainder of the plantation, the heavy rain fall in April 2012 should prove beneficial as compared to the dry weather experienced in April 2011,and with all other conditions remaining equal should result in a better harvest for 2012.

●	Development and construction of the nursery station facility for the nurturing of asparagus seedlings will be on the same 50 Mu block of land where the 1st Prawn Farm is located, and will begin once the major development work for the prawn farm is completed.

Marketing and Distribution Network Division:

●	On March 16, 2012, the Company entered a 5-yearleasefor an approximate 650 square meter (~7000 square feet) space at the newly established Wholesale Fish and Seafood Market situated within Guangzhou City that is earmarked to replace the old Guangzhou Fish Market.

Renovation on this property is in the works for our first wholesale distribution center consisting of a cold storage facility including quick freezing, freezer and chill rooms, a processing and packaging area, and a retail outlet for live and frozen seafood. We anticipate the bulk of these developments to be completed on or before June 30, 2012,with operations beginning immediately upon completion.

●	Management knows that most of China’s aquaculture imports (live or frozen), most of which originate in South Asian countries (i.e. Thailand, Vietnam, Indonesia, etc.), are extremely poor in quality because of infestation with chemicals and pollutants unfit for human consumption. As of Q1 2012, much of the seafood from South Asian countries to China has been banned. China’s aquaculture industry faces the same dilemma, resulting in China’s seafood exports to other countries declining year over year.

Taking these recent events into consideration, Management has decided to capitalize on the opportunity and has begun investigating importing seafood from Norway, a country that is surrounded by clean waters, and is currently producing abundant supplies of seafood for European countries. Norway has very stringent health standards applied to its wild and farm harvested aquaculture industries.

By March 2012, trial orders of frozen fish and live scallops were placed by the Company with a few reputable Norwegian suppliers. Management expect sair shipment deliveries in early May and by seafaring vessels later in the month to Guangzhou City.

●	The Company is negotiating with a group of restaurant chain operators to acquire equity in their operations, including exclusivity on beef supplied to those operations by our facilities. The Company will inform its stakeholders on the progress made in this area, as it happens.

Off Balance Sheet Arrangements:

As of March 31, 2012, there is no long-term debt guaranteed by a third party as previously reflected in the notes to the financial bank loan within our audited financial statements.

Other Significant Factors That May Affect Cash/Liquidity:

Seasonal/Uncontrolled factors affecting operations:

The Chinese lunar year holiday falls during this period in February each year. During the Chinese lunar holiday, Chinese workers take a 30-day holiday (though the Government’s official holiday period is for 10 days).

In China, winter season is from mid-November to mid-March.

The months of March and April are the times for ground preparation and seeding for the new season.

These seasonal factors have certain influences on our overall operations.

Inflation factors affecting operations:

On the surface the Government’s anti-inflationary measures seem to be working in Q1 2012, however Management is still concerned since most of the building materials, cost of labor and essential consumer goods are still rising at a higher rate than GDP. Its impact on consumer spending has not seemed to materialize, though, with growth in spending maintaining an upward trajectory.

As of March 31, 2012, we had no other significant transactions that may affect our cash/liquidity other than from those mentioned in Note 2.13 above.

Income Taxes

There was no income tax payable in both of the three months ended March 31, 2012 and 2011. Under tax legislation in China, beginning January 2008, the agriculture, dairy and aquaculture sectors were exempted from enterprise income taxes. However, as mentioned above, as of April 30, 2012, the income tax rate of JFD of 50% was reduced to 25% by the local authorities. However, the Company believes the rate should be zero and has therefore decided to continue its appeal of this issue.

Liquidity and Capital Resources

As of March 31, 2012, we had unrestricted cash and cash equivalents of $1,928,263 (see notes to the consolidated accounts), and our working capital as of March 31, 2012 was at $64,261,291.

As of March 31, 2012, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Long Term Bank Debts	$0	$0	$0	$0	$0

Cash used in operating activities from continuing operations totaled $2,622,632for the three months ended March 31, 2012. This compares with cash provided by operating activities from continuing operations totaling $3,645,860 for the three months ended March 31, 2011.The decrease in cash flows from operating activities from continuing operations primarily resulted from increases in other receivables of $7,361,132, and deposits and prepaid expenses of $12,474,802.

Cash used in investing activities from continuing operations totaled $7,199,007 for the three months ended March 31, 2012. This compares with cash provided by investing activities from continuing operations totaling $1,098,135 for the three months ended March 31, 2011. The increase in cash used in investing activities from continuing activities primarily resulted from payment of technology for$1,500,000, and payment for construction in progress for $3,326,430 during the three months ended March 31, 2012.

Cash used in financing activities from continuing operations totaled $3,190,098 for the three months ended March 31, 2012. This compares with cash used in financing activities from continuing operations totaling $3,905 for the three months ended March 31, 2011. The increase in cash provided by financing activities from continuing activities primarily resulted from obtaining financing from non-controlling interests of $3,324,729 due to the acquisition by the JFD subsidiary, of an additional 25% equity stake.

Cash used in investing activities from discontinued operations totaled $0for the three months ended March 31, 2012. This compares with cash used in investing activities from discontinued operations totaling $3,137,885 for the three months ended March 31, 2011. The decrease in cash used in investing activities from discontinued operations primarily resulted from cash and cash equivalents ($3,137,885) being disposed of due to the sale of subsidiaries that occurred during the three months ended March 31, 2011.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, HJST, ZX,, HYT, PMH, JFD, HAS and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation.

SIAF, CA, CS, CH, TRW,MEIJI, JHST, JFD, HSA, APWAM and SJAP are hereafter referred to as (“the Company”).

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods covered thereby. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realization of deferred tax assets and inventory reserves.

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

Revenues from the Company's fishery development services contract are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC")Topic 605, Revenue Recognition ("ASC 605"). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term. The percentage of costs incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

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

For fixed-price contracts, the Company uses the ratio of costs incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total costs, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company accounts for maintenance and repair services under the guidance of ASC 605 as the services provided relate to construction work. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, and estimated profitability arising from contract penalty, change orders and final contract settlements may result in revisions to the estimated profit ability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized as contract costs in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the loss was identified.

The Company’s fishery development consultancy services revenues are recognized when the relevant services are rendered to a buyer by reference to the stage of reference, and are subject to a Chinese business tax at a rate of 0%of the gross fishery development contract service income approved by the Chinese local government.

The Company does not provide warranties to customers on a basis customary to the industry; however, customers can claim warranty directly from product manufacturers for defects in equipment or products. Historically, the Company has experienced no warranty claims.

COST OF GOODS SOLD

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income, as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,912,106 as of March 31, 2012 and $3,446,838 as of December 31, 2011. The balance sheet amounts with the exception of equity at March 31, 2012 and December 31, 2011 were translated at the rate of RMB6.29 to $1.00 and RMB6.30 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the three months ended March 31, 2012 and March 31, 2011 were RMB6.30 to $1.00 and RMB6.59 to $1.00, respectively.

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

The standard credit period of the Company’s most of client is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of March 31, 2012 and December 31, 2011 are $0.

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

PROPERTYAND EQUIPMENT

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

GOODWILL

Goodwill is an asset representing the fair economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment on an annual basis at the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment at the level of each reporting unit. The Company directly acquired MEIJI, which is engaged in Hu Plantation. As a result of this acquisition, the Company recorded goodwill in the amount of $724,940. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

PROPRIETARY TECHNOLOGIES

A master license of stock feed manufacturing technology was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Stock feed manufacturing technology is amortized using the straight-line method over its estimated life of 20 years.

An aromatic cattle-feeding formula was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Stock feed manufacturing technology is amortized using the straight-line method over its estimated life of 25 years.

The Company has determined that technological feasibility is established at the time a working model of products is completed. Proprietary technologies are intangible assets of finite lives. Management evaluates the recoverability of proprietary technologies on an annual basis at the end of the Company’s fiscal year, or when impairment indicators arise. As required by ASC Topic 350 “Intangible – Goodwill and Other”, the Company uses a fair-value-based approach to test for impairment.

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

LAND USE RIGHTS

Land use rights represent acquisition of rights to agricultural land from farmers and are amortized on the straight-line basis over their respective lease periods. The lease period of agricultural land is in the range from 30 to 60 years. Land use rights purchase prices were determined in accordance with the 2007 PRC Government’s minimum lease payments on agricultural land and mutually agreed to terms between the Company and the vendors.

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

VARIABLE INTEREST ENTITY

An entity (investee) in which the investor has obtained less than a majority interest, according to the Financial Accounting Standards Board (FASB). A variable interest entity (VIE) is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10,Consolidation:

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

TREASURY STOCK

Treasury stock means shares of a corporation’s own stock which has been issued and subsequently reacquired by the corporation. Treasury stock does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive cash dividends. Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

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

(ii) to make more shares available for a merger.

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

ASC Topic 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or for one expected to be taken, in a tax return. ASC Topic 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded as tax expense.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2012 and December 31, 2011, the Company determined no impairment charges were necessary.

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

For the three months ended March 31, 2012 and 2011, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.08 and $0.20, respectively. For the three months ended March 31, 2012 and 2011, diluted earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.07 and $0.18, respectively.

For the three months ended March 31, 2012 and 2011, basic earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.08 and $0.02, respectively. For the three months ended March 31, 2012 and 2011, diluted earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.07 and $0.01, respectively

ACCUMULATED OTHER COMPREHENSIVE INCOME

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

FAIR value of financial INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2012 or December 31, 2011, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended March 31, 2012 or March 31, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2011, the FASB issued an Accounting Standard Update (ASU”) No, 2011-01, Receivables Topic 310):Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15,2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect the adoption of ASU 2011-01 to have a significant impact on its consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013,with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this quarterly report, we issued an aggregate of 3,698,284 shares of our common stock to four persons, none of whom is a resident in the United States.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification by Lee Yip Kun Solomon, the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of Sino Agro Food, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Lee Yip Kun Solomon, the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer of Sino Agro Food, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

May 21, 2012	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 21, 2012	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

May 21, 2012	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Officer, Marketing

May 21, 2012	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary

