Form 10-Q
period 2012-06-30
Sino Agro Food, Inc.
filed 2012-08-14
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Copies to:

Sichenzia Ross Friedman Ference LLP

61 Broadway, 32nd Floor

New York, NY10006

Attn: Mr. Marc Ross, Esq.

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

As of June 30, 2012, there were 77,769,893 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY FINANCIAL REPORT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

PAGE

CONSOLIDATED BALANCE SHEETS	F - 2

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F - 3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F -4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F- 5 - F - 39

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash and cash equivalents	$2,692,365	$1,387,908
Inventories	11,024,263	4,435,445
Cost and estimated earnings in excess of billings on uncompleted contracts	2,422,815	456,104
Deposits and prepaid expenses	23,623,347	14,868,838
Accounts receivable, net of allowance for doubtful accounts	36,773,165	27,531,915
Due from related parties	12,820,752	15,820,752
Other receivables	10,528,554	9,688,871
Total current assets	99,885,261	74,189,833
Property and equipment
Property and equipment, net of accumulated depreciation	7,856,217	2,667,765
Construction in progress	6,857,296	3,577,869
Land use rights, net of accumulated amortization	55,421,316	56,507,470
Total property and equipment	70,134,829	62,753,104
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	8,301,667	6,977,675
Long term accounts receivable	3,206,513	5,936,718
License rights	1	1
Unconsolidated equity investee	1,076,489	1,258,607
Total other assets	13,309,610	14,897,941

Total assets	$183,329,700	$151,840,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,922,201	$1,202,104
Billings in excess of costs and estimated earnings on uncompleted contracts	2,541,008	1,962,119
Due to a director	635,840	289,764
Dividends payable	21,326	155,957
Other payables	15,569,342	11,968,148
Due to related parties	815,092	867,413
Total liabilities	21,504,809	16,445,505

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.001 par value	-	-
(10,000,000 shares authorized, 7,000,100 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)
Series A preferred stock: $0.001 par value	-	-
(100 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)
Series B convertible preferred stock: $0.001 par value)	7,000	7,000
(7,000,000 shares issued and outstanding) as of June 30, 2012 and December 31, 2011, respectively)
Common stock: $0.001 par value	77,770	67,034
(100,000,000 shares authorized, 77,769,893 and 67,034,262 shares issued and oustanding as of June 30, 2012 and December 31, 2011, respectively)
Additional paid - in capital	78,912,904	72,794,902
Retained earnings	66,356,928	50,395,444
Accumulated other comprehensive income	3,862,339	3,446,838
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	147,966,941	125,461,218
Non - controlling interest	13,857,950	9,934,155
Total stockholders' equity	161,824,891	135,395,373
Total liabilities and stockholders' equity	$183,329,700	$151,840,878

F - 2

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	$	$	$	$
Continuing operations
Revenue	25,348,287	6,705,370	41,328,303	9,826,901

Cost of goods sold	11,790,039	2,881,648	19,756,463	4,072,263

Gross profit	13,558,248	3,823,722	21,571,840	5,754,638

General and administrative expenses	(2,735,677)	(548,394)	(4,957,999)	(1,241,712)
Net income from operations	10,822,571	3,275,328	16,613,841	4,512,926

Other income (expenses)

Government grant	-	-	79,401	-

Other income	20,797	9,314	436,649	18,616

Gain (loss) of extinguishment of debts	562,361	489,500	817,513	582,426

Net income (expenses)	583,158	498,814	1,333,563	601,042

Net income before income taxes	11,405,729	3,774,142	17,947,404	5,113,968

Provision for income taxes	-	-	-	-

Net income (loss) from continuing operations	11,405,729	3,774,142	17,947,404	5,113,968
Less: Net (income) loss attributable to the non - controlling interest	(1,115,707)	(762,664)	(1,985,920)	(1,191,577)
Net income (loss) from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	10,290,022	3,011,478	15,961,484	3,922,391
Discontinued operations
Net income from discontinued operations	-	-	-	10,203,951
Less: Net income attributable to the non - controlling interest	-	-	-	-
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries	-	-	-	10,203,951
Net income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	10,290,022	3,011,478	15,961,484	14,126,342
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(73,645)	1,676,536	546,712	2,852,210
Comprehensive income (loss)	10,216,377	4,688,014	16,508,196	16,978,552
Less: other comprehensive (income) loss attributable to the non - controlling interest	23,878	(101,798)	(131,211)	(395,716)
Comprehensive income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	10,240,255	4,586,216	16,376,985	16,582,836

Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	$0.14	$0.05	$0.22	$0.25
Diluted	$0.13	$0.05	$0.20	$0.22
Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing operations
Basic	$0.14	$0.05	$0.22	$0.07
Diluted	$0.13	$0.05	$0.20	$0.06
Weighted average number of shares outstanding:
Basic	73,836,392	57,420,993	71,312,129	57,272,885
Diluted	80,836,392	64,620,993	78,312,129	64,272,885

F - 3

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss) from continuing operations	$17,947,404	$5,113,968
Adjustments to reconcile net income (loss) from continuing operations to net cash from operations:
Depreciation	183,154	85,756
Amortization	1,138,176	306,738
Common stock issued for services	2,139,057	-
Gain on extinguishment of debts	(817,513)	(582,426)
Changes in operating assets and liabilities:
Increase in inventories	(4,618,431)	(448,127)
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	(1,966,711)	-
Increase in deposits and prepaid expenses	(10,893,566)	(2,318,847)
Increase (decrease) in due to a director	346,076	(584,594)
(Decrease) increase in accounts payable and accrued expenses	(509,997)	42,908
Increase in other payables	9,426,533	13,059,501
Decrease in accounts receivable	(5,173,526)	(5,122,059)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	578,889	1,684,804
Decrease in amount due to related parties	(52,321)	-
Decrease in amount due from related parties	3,000,000	-
Increase in other receivables	(839,683)	(3,269,215)
Net cash provided by operating activities	9,887,541	7,968,407
Cash flows from investing activities
Purchases of property and equipment	(20,423)	(6,828)
Acquisition of land use rights	-	(4,102,453)
Acquisition of proprietary technologies	(1,500,000)	-
Investment in unconsolidated corporate joint venture	(1,076,489)	(1,256,555)
Business combination of a subsidiary	(2,499,184)	-
Payment for construction in progress	(6,626,688)	(493,223)
Net cash used in investing activities	(11,722,784)	(5,859,059)
Cash flows from financing activities
Non - controlling interest contribution	1,806,664	-
Dividends paid	(134,631)	(3,905)
Net cash provided by (used in) financing activities	1,672,033	(3,905)
Net cash (used in) provided by continuing operations	(163,210)	2,105,443
Cash flows from discontinued operations
Net cash provided by operating activities	-	-
Net cash used in investing activities	-	(3,137,885)
Net cash provided by financing activities	-	-
Net cash used in discontinued operations	-	(3,137,885)
Effects on exchange rate changes on cash	1,467,667	(2,001,189)
Increase (decrease) in cash and cash equivalents	1,304,457	(3,033,631)
Cash and cash equivalents, beginning of period	1,387,908	3,890,026
Cash and cash equivalents, end of period	2,692,365	856,395
Less: cash and cash equivalents at the end of the period - discontinued operation	-	-
Cash and cash equivalents at the end of the period - continuing operations	$2,692,365	$856,395
Supplementary disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Non - cash transactions
Common stock issued for settlement of debts	$6,946,250	$3,910,500
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX	$2,386,233	$34,473,905
Land use rights payable due to related parties	$-	$22,411
Transfer construction in progress to property, plant and equipment	$5,317,648	$-
Acquisition of treasury stock	$-	$1,250,000

F - 4

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

Sino Agro Food, Inc. (the “Company” or “SIAF”) (formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc.) was incorporated on October 1, 1974 in the State of Nevada.

The Company was engaged in the mining and exploration business but ceased its mining and exploring business on October 14, 2005. On August 24, 2007, the Company entered into a Merger and Acquisition Agreement with Capital Award Inc., a Belize corporation (“CA”) and its subsidiaries Capital Stage Inc. (“CS”) and Capital Hero Inc. (“CH”). Effective the same date, CA completed a reverse merger transaction with SIAF. SIAF acquired all the outstanding common stock of CA from Capital Adventure, a shareholder of CA, for 32,000,000 shares of the Company’s common stock.

On August 24, 2007 the Company changed its name from Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. On December 8, 2007, the Company changed its name to Sino Agro Food, Inc.

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (the “PRC”):

a)	Hang Yu Tai Investment Limited (“HYT”), a company incorporated in Macau, the owner of a 78% equity interest in ZhongXingNongMu Ltd. (“ZX”), a company incorporated in the PRC;

b)	Tri-way Industries Limited (“TRW”), a company incorporated in Hong Kong;

c)	Macau Eiji Company Limited (“MEIJI”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a PRC corporate Sino-Foreign joint venture. HST was dissolved in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foreign joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), a company incorporated in the PRC with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited. (“PMH”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”), incorporated in the PRC, of which PMH owns a 45% equity interest . The remaining 55% equity interest in SJAP is owned by the following entities:

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

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), which was formed in Macau. APWAM then acquired PMH’s 45 % equity interest in SJAP. By virtue of the acquisition, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On September 9, 2010, an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved.

On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the People’s Republic of China approved the sale and transfer. As a result, APWAM owned 45% of SJAP and Garwor owned the remaining 55%.

On February 15, 2011, the Company entered into an agreement to sell its 78% equity interest in ZX for $31,000,000. In accordance with the memorandum of understanding dated March 28, 2011, the original agreement regarding the sale of ZX was cancelled, and replaced by the new agreement to sell its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000 with the effective date of sale being January 1, 2011.

F - 5

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION (CONTINUED)

The Company applied to form Enping City Bi Tao A Power Fishery Development Co. Limited (“EBAPFD”), Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD”), and Enping City A Power Cattle Farm Co. ,Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in. The approvals of the formation of EBAPFD, EBAPCD and DCF by the relevant authorities of the PRC Government are pending. As of June 30, 2012, the Company has invested $1,076,489 in ECF and had not commenced its operations. The official name of Jiangmen Hang Meiji Cattle Farm Development Co, Limited (“JHMC”) was officially granted on June 3, 2012.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580.The Company presently owns a 75% equity interest in JFD and controls its board of directors. As of June 30, 2012, the Company had consolidated the assets and operations of JFD.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”) in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%.

The Company’s principal executive office is located at Room 3711, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

F - 6

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

F - 7

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31.2011: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2011: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2011: 100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (12.31.2011: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Eiji Company Limited ("MEIJI")	Macau, PRC	100% (12.31.2011: 100%) directly	Investment holding and holder of aromatic cattle know how

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	PRC	75% (12.31.2011: 75%) directly	Hylocereus Undatus Plantation ("HU Plantation"). The Company has not commenced beef business.

A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (12.31.2011: 100%) directly	Investment holding

Jiang Men City A Power Fishery Development Co., Limited ("JFD")	PRC	75% indirectly treated as subsidiary (12.31.2011 25% indirectly and treated as unconsolidated equity interest)	Fish cultivation

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2011: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Jiangmen Hang Meiji Cattle Farm Development Co., Limited ("JHMC")(previously known as Enping City A Power Cattle Farm Co., Limited) ("ECF")	PRC	25% (12.31.2011 25% indirectly)	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	PRC	26% directly and 50% indirectly (12.312011: 26% directly and 50% indirectly)	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Enping City Bi Tao A Power Prawn Culture Development Co., Limited ("EBAPCD") (pending approval)	PRC	25% (12.31.2011 25% indirectly)	Prawn cultivation

F - 8

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, HJST, ZX,, HYT, PMH, JFD, HSA and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. HYT and ZX were no longer recognized as subsidiaries as of January 1, 2011 and PMH were dissolved on January 28, 2011.

2.5	BUSINESS COMBINATION

The Company adopted the accounting pronouncements relating to business combination (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The Company’s adoption of these pronouncements will have an impact on the manner in which it accounts for any future acquisitions.

2.6	NON - CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is primarily contained in ASC Topic “Consolidation.” It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. The adoption of this standard has not had material impact on the Company’s consolidated financial statements.

2.7	USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods covered thereby. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realization of deferred tax assets and inventory reserves.

F - 9

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

F - 10

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.9	COST OF GOODS SOLD

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies.

2.10	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $2,151, $0, $2,151 and $0 for the three months and the six months ended June 30, 2012 and 2011, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $2,849, $0, $3,167 and $0 for the three months and the six months ended June 30, 2012 and 2011, respectively.

2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollar, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income, as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,862,339 as of June 30, 2012 and $3,446,838 as of December 31, 2011. The balance sheet amounts with the exception of equity at June 30, 2012 and December 31, 2011 were translated using an exchange rate of RMB 6.32 to $1.00 and RMB 6.30 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the six months ended June 30, 2012 and June 30, 2011 were RMB 6.31 to $1.00 and RMB 6.51 to $1.00, respectively.

2.13	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in the PRC are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company become unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of June 30, 2012 and December 31, 2011 are $0.

F - 11

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

Goodwill is an asset representing the fair economic benefits arising from other assets acquired in a business combination that are not individually identified or separately recognized. Goodwill is tested for impairment on an annual basis at the end of the Company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment at the level of each reporting unit. The Company directly acquired MEIJI, which is the holding company of JHST that operates the Hu Plantation. As a result of this acquisition, the Company recorded goodwill in the amount of $724,940. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

F - 12

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

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

2.22	VARIABLE INTEREST ENTITY

A variable interest entity (“VIE”) is an entity (investee) in which the investor has obtained less than a majority interest, according to the Financial Accounting Standards Board (FASB). A VIE is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation:

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

F - 13

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.23	TREASURY STOCK

Treasury stock means shares of a corporation’s own stock that have been issued and subsequently reacquired by the corporation. Converting outstanding shares to treasury shares does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive cash dividends. Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

State laws and federal agencies closely regulate transactions involving a company’s own capital stock, so the purchase of outstanding shares must have a legitimate purpose. Some of the most common reasons for purchasing outstanding shares are as follows:

(i)	to meet additional stock needs for various reasons, including newly implemented stock option plans, stock for convertible bonds or convertible preferred stock, or a stock dividend.

(ii)	to make more shares available for acquisitions of other entities.

The cost method of accounting for treasury shares has been adopted by the Company. The purchase of outstanding shares and thus converting them into treasury shares is treated as a temporary reduction in shareholders’ equity in view of the expectation to reissue the shares instead of retiring them. When the Company reissues the treasury shares, the temporary account is eliminated. The cost of acquiring outstanding shares for conversion into treasury shares reacquired is charged to a contra account, in this case a contra equity account that reduces the stockholder equity balance.

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

F - 14

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.26	CONCENTRATION OF CREDIT RISK

Cash includes cash at banks and demand deposits in accounts maintained with banks within the People’s Republic of China. Total cash in these banks on June 30, 2012 and December 31, 2011 amounted to $ 2,008,049 and $1,379,837, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the PRC. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Customer A	25.65%	-	21.85%	-
Customer B	14.44%	-	12.21%	-
Customer C	18.99%	48.63%	20.63%	45.57%
Customer D	12.76%	-	7.82%	-
Customer E	8.21%	-	-	-
Customer F	-	11.50%	-	13.26%
Customer G	-	9.93%	-	6.78%
Customer H	-	8.50%	-	10.26%
Customer I	-	8.50%	11.87%	8.93%
	80.05%	87.06%	74.38%	84.80%

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

F - 15

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2.26	CONCENTRATION OF CREDIT RISK

	June 30, 2012	December 31, 2011

Customer A	16.66%	15.31%
Customer B	15.18%	8.39%
Customer C	11.63%	-
Customer D	9.39%	8.22%
Customer E	6.11%	-
Customer F	-	9.14%
Customer G	-	8.60%
	58.97%	49.66%

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2012 and December 31, 2011, the Company determined no impairment charges were necessary.

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

For the three months ended June 30, 2012 and 2011, basic earnings per share from continuing and discontinued operations attributable to the Company’s common stockholders amounted to $0.14 and $0.05, respectively. For the three months ended June 30, 2012 and 2011, diluted earnings per share from continuing and discontinued operations attributable to the Company’s common stockholders amounted to $0.13 and $0.05, respectively.

For the three months ended June 30, 2012 and 2011, basic earnings per share from continuing operations attributable to the Company’s common stockholders amounted to $0.14 and $0.05, respectively. For the three months ended June 30, 2012 and 2011, diluted earnings per share from continuing operations attributable to the Company’s common stockholders amounted to $0.13 and $0.05, respectively.

For the six months ended June 30, 2012 and 2011, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.22 and $0.25, respectively. For the six months ended June 30, 2012 and 2011, diluted earnings per share from continuing and discontinued operations attributable to the Company’s common stockholders amounted to $0.20 and $0.22, respectively.

F - 16

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.28	EARNINGS PER SHARE

For the six months ended June 30, 2012 and 2011, basic earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.22 and $0.07, respectively. For the six months ended June 30, 2012 and 2011, diluted earnings per share from continuing operations attributable to the Company’s common stockholders amounted to $0.20 and $0.06, respectively.

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

The Company has adopted both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non- Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

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

F - 17

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2012 or December 31, 2011, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended June 30, 2012 or June 30, 2011.

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

F - 18

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.33	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.The Company does not expect the adoption of ASU 2011-03to have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. Form any of these requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification(ASC) Topic 820, Fair Value Measurements. ASU2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a significant impact on its consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

F - 19

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.33	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company will apply these amendments for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

F - 20

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in financial statements. The Company operates in five principal reportable segments: (i) the Fishery Development Division, (ii) the HU Plantation Division, (iii) the Organic Fertilizer, Beef and Bread Grass Division, (iv) the Cattle Development Division and (v) the Corporate Division. The Company discontinued Dairy Production Division on January 1, 2011.

For the three months ended June 30, 2012

	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer, Beef and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$15,799,765	$2,081,863	$5,684,693	$1,781,966	$-	$-	$25,348,287

Net income (loss)	$8,321,886	$1,117,450	$469,629	$461,438	$(80,381)	$-	$10,290,022

Total assets	$59,793,491	$27,151,644	$71,872,466	$9,791,026	$14,721,073	$-	$183,329,700

For the three months ended June 30, 2011

	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer, Beeef and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$2,555,474	$1,222,241	$1,973,078	$954,577	$-	$-	$6,705,370

Net income (loss)	$1,544,892	573,224	$467,664	$273,391	$152,307	$-	$3,011,478

Total assets	$22,301,691	$23,546,271	$9,011,260	$13,631,721	$45,329,296	$-	$113,820,239

F - 21

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

For the six months ended June 30, 2012

	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer, Beef and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$26,894,373	$2,081,863	$9,628,641	$2,723,426	$-	$-	$41,328,303

Net income (loss)	$13,592,472	$1,090,577	$1,035,018	$1,186,596	$(943,178)	$-	$15,961,484

Total assets	$59,793,491	$27,151,644	$71,872,466	$9,791,026	$14,721,073	$-	$183,329,700

For the six months ended June 30, 2011

	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer, Beef and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$4,115,219	$1,222,241	$3,534,864	$954,577	$-	$-	$9,826,901

Net income (loss)	$2,465,690	553,425	$823,345	$273,358	$(193,427)	$10,203,951	$14,126,342

Total assets	$22,301,691	$23,546,271	$9,011,260	$13,631,721	$45,329,296	$-	$113,820,239

4.	INCOME TAXES

United States of America

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the financial statements of the Company.

F - 22

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES (CONTINUED)

China

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DE’s”) and Foreign Invested Enterprises (“FIE’s”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DE’s and FIE’s. The Company is currently evaluating the impact that the new EIT will have on its financial condition. Beginning January 1, 2008, China unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Under new tax legislation in China beginning in January 2008, the agriculture, dairy and fishery sectors are exempt from enterprise income taxes.

No EIT has been provided in the financial statements of CA, ZX, JHST and SJAP since they are exempt from EIT for the six months ended June 30, 2012 and 2011 as they are within the agriculture, dairy and fishery sectors.

No EIT has been provided in the financial statements of HSA at 25% for the income the six months ended June 30, 2012 and 2011 as HSA incurred tax loss for the period.

JFD is imposed with an EIT of 25%. The Company is appealing to the local tax authority to determine the taxation method and tax rate. The result of the appeal is pending. No EIT has been provided for in the financial statements of JFD for the six months ended June 30, 2012 and 2011.

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

As a result, neither Belize nor Malaysia corporate tax is provided in the financial statements of CA for the six months ended June 30, 2012 and 2011.

Hong Kong

No Hong Kong profits tax has been provided in the financial statements of PMH and TRW, since these entities did not earn any assessable profits for the six months ended June 30, 2012 and 2011.

Macau

No Macau Corporation tax has been provided in the financial statements of HYT, APWAM and MEIJI since these entities did not earn any assessable profits for the six months ended June 30, 2012 and 2011.

5.	NET INCOME FROM DISCONTINUED OPERATIONS

On February 15, 2011 and on March 29, 2011, the Company entered into an agreement and memorandum of understanding, respectively, to sell 100% equity interest in HYT group (including HYT and ZX) to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000, with an effective date of January 1, 2011.HYT group contributed revenue and net income for the Dairy Production Division. Prior to sale of HYT group, the Dairy Production Division represented a separate business segment; the disposal group has been treated as a discontinued operation in this quarterly financial report. The post-tax result of the Dairy Production Division has been disclosed as a discontinued operation in the consolidated statement of income and comprehensive income.

F - 23

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(a)	Net income from discontinued operations

		Six months ended	Six months ended
	Note	June 30, 2012	June, 2011
		(Unaudited)	(Unaudited)

Revenue		$-	$-

Cost of goods sold		-	-

Gross profit		-	-

General and administrative expenses		-	-
Net income from operations		-	-

Interest expense		-	-
Net income before income taxes		-	-

Net income from sale of subsidiaries		-	10,203,951
Net income before income taxes		-	10,203,951
Provision for income taxes		-	-
Net income from discontinued operations		-	10,203,951
Less: Net income attributable to the non - controlling interest		-	-
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		$-	$10,203,951

(b)	Consideration received

Six months ended
June 30, 2012

Consideration received in cash and cash equivalents	$704,388
Disposal proceeds receivable of sale of subsidiaries	44,295,612
Total consideration proceeds	$45,000,000

F - 24

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(c)	Analysis of consolidated assets and liabilities of subsidiaries, HYT and ZX as of December 31, 2010

December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$3,137,885
Inventories	7,495,794
Deposits and prepaid expenses	8,874,285
Accounts receivable, net of allowance for doubtful accounts	6,044,666
Other receivables	2,069,514
Total current assets	27,622,144
Property and equipment

Property and equipment, net of accumulated depreciation	14,612,953
Goodwill	11,275,060
Land use rights, net of accumulated amortization	9,441,158
Total property and equipment	35,329,171
Total assets	$62,951,315

Less: LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$22,409
Other payables	11,167,319
Total current liabilities	11,189,728

Other liabilities
Long term debt	3,776,435

Total liabilities	14,966,163
Net assets of subsidiaries, HYT and ZX as of December 31, 2010 disposed of	$47,985,152

(d)	Net cash outflow on sale of subsidiaries, HYT and ZX

Six months ended
June 30, 2011

Cash and cash equivalents balance disposed of	$(3,137,885)
Net cash outflow on sale of subsidiaries, HYT and ZX	$(3,137,885)

F - 25

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(e)	Detailed cash flow from discontinued operations

			Six months ended	Six months ended
	Note		June 30, 2012	June 30 , 2011
			(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income for the period			$-	$10,203,951
Adjustments to reconcile net income to net cash from operations:
Depreciation			-	-
Amortization			-	-
Net gain of sale of subsidiaries, HYT and ZX			-	(10,203,951)
Changes in operating assets and liabilities:
Increase in inventories			-	-
Increase in deposits and prepaid expenses			-	-
Increase in other payables			-	-
Decrease in accounts receivable			-	-
Decrease in other receivables			-	-
Net cash provided by operating activities			-	-
Cash flows from investing activities
Net cash outflow on sale of subsidiaries, HYT and ZX	6	(d)	-	(3,137,885)
Payment for acquisition of land use rights			-	-
Payment for construction in progress			-	-
Net cash used in investing activities			-	(3,137,885)
Cash flows from financing activities
Net cash provided by financing activities			-	-
Effects on exchange rate changes on cash			-	-
(Decrease) increase in cash and cash equivalents			-	(3,137,885)

Cash and cash equivalents, beginning of period			-	3,137,885

Cash and cash equivalents, end of period			$-	$-

Supplementary disclosures of cash flow information:
Cash paid for interest			$-	$-
Cash paid for income taxes			$-	$-
Non - cash transactions
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX			$-	$44,295,612

7.	CASH AND CASH EQUIVALENTS

	June 30, 2012	December 31, 2011

Cash and bank balances	$2,692,365	$1,387,908

F - 26

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

As of June 30, 2012, inventories are as follows:

	June 30, 2012	December 31, 2011

Atlantc cods and sejs	$127,914	$-
Bread grass	88,276	449,984
Beef cattle	4,274,464	825,853
Beef meat	282,234	-
Fish fry	1,632,223	-
Live sleepy cods	1,541,170	-
Organic fertilizer	244,238	807,689
Raw materials for bread grass and organic fertilizer	2,537,029	1,398,965
Raw materials for HU plantation	296,715	11,111
Immature seeds	-	842,313
Unharvested HU plantation	-	99,530
	$11,024,263	$4,435,445

9.	DEPOSITS AND PREPAID EXPENSES

	June 30, 2012	December 31, 2011
	$	$

Deposits for
acquisition of land use rights	4,453,665	4,453,665
inventory purchases	10,308,788	5,190,952
Shares issued for employee compensation and oversea professional fee	-	2,139,057
Aquaculture contract with Gao Riqiang	3,178,214	3,085,164
Temporary payment for acquiring equity investments	5,682,680	-
	23,623,347	14,868,838

The Company made temporary deposit payments for equity investments in the future development of a prawn farm hatchery and a prawn farm nursery.

F - 27

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all trade receivables are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2012 and December 31, 2011. Bad debts written off for the six months ended June 30, 2012 and 2011 are $0.

Aging analysis of accounts receivable is as follows:

	June 30, 2012	December 31, 2011

0 - 30 days	$15,651,024	$20,061,598
31 - 90 days	10,356,100	1,828,058
91 - 120 days	199,026	2,457,259
over 120 days and less than 1 year	10,567,015	3,185,000
over 1 year	3,206,513	5,936,718
	39,979,678	33,468,633
Less: amounts reclassified as long term accounts receivable	(3,206,513)	(5,936,718)
	$36,773,165	$27,531,915

11.	OTHER RECEIVABLES

	June 30, 2012	December 31, 2011

Temporary payments	$656,092	$656,092
Due from employees	978,434	130,191
Due from third parties	8,894,028	8,902,588
	$10,528,554	$9,688,871

Payments due from employees and third parties are unsecured, interest free and without fixed term of repayment. Payments due from employees are the amounts advanced for handling business transactions on behalf of the Company, and are reconciled once the business transactions have been completed.

12.	DUE FROM RELATED PARTIES

	June 30, 2012	December 31,2011

Due from proceeds receivable	$2,386,233	$5,386,233
Due from HYT	10,434,519	10,434,519
	$12,820,752	$15,820,752

The Company sold the HYT group (including HYT and ZX) effective January 1, 2011. Due from HYT is an unsettled balance, which is unsecured, interest free and to be repaid within one year from December 31, 2011.

F - 28

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DUE FROM RELATED PARTIES (CONTINUED)

Disposal proceeds receivable from the sale of subsidiaries is due from Mr. Xi Ming Sun, a director of ZhongXingNong Nu Co., Ltd., (i) of which $3,796,215 was settled by way of equal installments of $759,243 each on April 30, June 30, August 31, October 31 and December 31 of 2011; and (ii) the remaining $40,499,397 shall be settled by way of cash contribution toward land use rights payable as stated in the agreement.

As of June 30, 2012, the outstanding amount due from Mr. Xi Ming Sun is $2,386,233.

Due from proceeds receivable is unsecured, interest free and has no fixed term of repayment.

13.	PLANT AND EQUIPMENT

	June 30, 2012	December 31, 2011

Plant and machinery	$1,867,921	$1,855,068
Structure and leasehold improvements	3,973,019	27,211
Mature seeds	1,342,659	503,663
Furniture and equipment	1,347,134	773,185
Motor vehicles	106,298	106,298
	8,637,031	3,265,425

Less: Accumulated depreciation	(780,814)	(597,660)
Net book value	7,856,217	2,667,765

Depreciation expense was $ 125,530 and $ 47,463 for the three months ended June 30, 2012 and 2011, respectively.

Depreciation expense was $ 183,154 and $ 85,756 for the six months ended June 30, 2012 and 2011, respectively.

14.	CONSTRUCTION IN PROGRESS

	June 30, 2012	December 31, 2011

Construction in progress
- Oven room for production of dried flowers	$827,746	$826,359
- Office and warehouse	251,332	26,646
- Organic fertilizer and bread grass production plant	5,778,218	2,724,864
	$6,857,296	$3,577,869

15.	LAND USE RIGHTS

Private ownership of land is not permitted in the PRC. Instead, the Company has leased five lots of land. The cost of the first lot of land use rights acquired in 2007 was $6,194,505, which consisted of 1,985.06 acres in the Hebei Province with leaseholds expiring in 2036, 2051, 2067 and 2077. The cost of the second lot of land use rights acquired in 2007 in the Guangdong Province, PRC was $6,408,289 and consists of 174.94 acres with the lease expiring in 2067. The cost of the third lot of land use rights acquired in 2008 in the Guangdong Province, PRC was $764,128, which consists of33.68 acres with the lease expiring in 2068. The cost of the fourth lot of land use rights acquired in 2010 in the Hebei Province, PRC was $3,223,411, which consists of 825.00 acres with the lease expiring in 2066.The first lot of land use rights original cost of $6,194,505 and the fourth lot of land use rights with the original cost of $3,223,411 were disposed with the sale of a subsidiary of ZX. The cost of the fifth lot of land use rights acquired in 2011 was $7,042,831, which consists of 57.58 acres in the Guangdong Province, PRC with the lease expiring in 2037.

F - 29

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	LAND USE RIGHTS (CONTINUED)

	June 30, 2012	December 31,2011

Cost	$57,845,574	$57,845,574

Less: Accumulated amortization	(2,424,258)	(1,338,104)

Net carrying amount	$55,421,316	$56,507,470

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to60 years.

Amortization of land use rights was $642,905 and $ 60,680 for the three months ended June 31, 2012 and 2011, respectively. Amortization of land use rights was $ 944,176 and $ 128,644 for the six months ended June 31, 2012 and 2011, respectively.

16.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000.

On March 6, 2012 MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattle for $1,500,000.

	June 30, 2012	December 31, 2011

Proprietary technologies	$9,500,000	$8,000,000
Less: Accumulated amortization	(1,198,333)	(1,022,325)
Net carrying amount	$8,301,667	$6,977,675

Amortization of proprietary technologies was $ 145,500 and $79,794 for the three months ended June 30, 2012 and 2011, respectively. Amortization of proprietary technologies was $ 194,000 and $ 178,094 for the six months ended June 30, 2012 and 2011, respectively.

17.	GOODWILL

Goodwill represents the fair value of the assets acquired over the cost of the assets acquired. It is stated at cost less accumulated impairment losses. Management tests goodwill for impairment on an annual basis or when impairment indicators arise. In these instances, the Company recognizes an impairment loss when it is probable that the estimated cash flows are less than the carrying value of the assets. To date, no such impairment loss has been recorded.

	June 30, 2012	December 31, 2011

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

F - 30

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	UNCONSOLIDATED EQUITY INVESTEE

On February 11, 2011, CA applied to form a corporate joint venture, Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD”), incorporated in the People’s Republic of China. CA has the right to acquire up to a 75% equity interest in EBTPCD. EBTPCD has not commenced its business of prawn cultivation.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the People’s Republic of China. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”)in which it acquired a 25% equity interest, while it withdrew its 25% equity interest in EBAPFD. As of December 31, 2011, the Company invested $1,258,607 in JFD. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580. The Company presently owns a 75% equity interest in JFD and controls its board of directors. As result, the Company consolidated SJAP as a VIE, and the investment of $4,623,552 was eliminated in the consolidated financial statements.

The Company has consolidated the assets and operations of JFD.

On April 15, 2011, MEIJI applied to form a corporate joint venture, Enping City A Power Cattle Farm Co., Limited (“ECF”), incorporated in the People’s Republic of China. MEIJI had 25% equity interest in ECF. As of June 30, 2012, the Company has invested $1,076,489 in ECF, which has not commenced operations.

	June 30, 2012	December 31,2011

Investment in unconsolidated joint venture	$1,076,489	$1,258,607

19.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the People’s Republic of China. As of June 30, 2012, the Company has invested$2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures. On June 30, 2012, the Company evaluated VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and SJAP qualifies as a VIE of the Company. As result, the Company consolidated SJAP as a VIE, and the investment of $2,251,359 was eliminated in the consolidated financial statements.

Continuous assessment of its VIE relationship with SJAP

The Company may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a VIE. The Company evaluates entities deemed to be VIE’s using a risk and reward model to determine whether to consolidate. A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2012, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company.

F - 31

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	VARIABLE INTEREST ENTITY (CONTINUED)

The reasons for the changes are as follows:

•	Originally, the board of directors of Sanjiang A Power (SJAP) consisted of 7 members; 3 appointees from Qinghai Sanjiang (one stockholder), 1 from Garwor (one stockholder), and 3 from the Company, such that the Company did not have majority interest represented on the board of directors of SJAP.

•	On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the People’s Republic of China approved the sale and transfer.

Consequently Garwor and the Company agreed that the new board of directors of SJAP would consist of 3 members; 1 appointee from Garwor and 2 appointees from the Company, such that the Company now had a majority interest in the board of directors of SJAP. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s management appointed the financial officer of SJAP.

As result, the Company had consolidated the assets and operations of SJAP.

20.	LICENSE RIGHTS

Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with the condition that the Company was required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008. This license allows the Company to develop, service, manage and supply A Power Technology Farms in the PRC using the A Power Technology, but subject to a condition that the Company is required to pay a license fee to Infinity once the Company has sold the license to its customer. Under the said license, the Company has the right to authorize developers and/or joint venture partners to develop A Power Technology Farms in the PRC. Infinity is a company incorporated in Australia.

21.	OTHER PAYABLES

	June 30, 2012	December 31, 2011

Due to third parties	$14,710,480	$10,794,449
Due to employees and others	858,862	1,114,848
Land use rights payable	-	58,851
	$15,569,342	$11,968,148

Due to third parties, related parties, employees and others are unsecured, interest free and have no fixed terms of repayment.

22.	DUE TO RELATED PARTIES

	June 30, 2012	December 31, 2011

Due to related parties	$815,092	$867,413

Due to related parties are unsecured, interest free and have no fixed terms of repayment.

F - 32

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS/ BILLINGS ON UNCOMPLETED CONTRACTS IN EXCESS OF COSTS AND ESTIMATED EARNINGS

(i)	The net liabilities position for contracts in progress consisted of the following at June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011

Billings	$17,978,900	$19,066,400
Less: Costs	(5,320,360)	(8,249,145)
Estimated earnings	(10,117,532)	(8,855,136)
Billing in excess of costs and estimated earnings on uncompleted contract	$2,541,008	$1,962,119

(ii)

	June 30, 2012	December 31, 2011

Cost	2,945,514	$887,540
Estimated earnings	4,844,959	1,974,204
Less: Billings	(5,367,658)	(2,405,640.0)
Costs and estimated earnings in excess of billings on uncompleted contract	2,422,815	$456,104

(iii)

	June 30, 2012	December 31, 2011

Billings	$23,346,558	$21,472,040
Less: Costs	(8,265,874)	(9,136,685)
Estimated earnings	(14,962,491)	(10,829,340.0)
Billing in excess of costs and estimated earnings on uncompleted contract	$118,193	$1,506,015

24.	SHAREHOLDERS’ EQUITY

On March 22, 2010, the Company designated 100 shares of Series A preferred stock at a par value per share of $0.001. As of the same date, 100 shares of Series A preferred stock were issued at $1.00 per share for cash in the amount of $100.

On March 22, 2010, the Company designated 7,000,000 shares of Series B convertible preferred stock at a par value per share of $0.001. The Series B convertible preferred stock is redeemable, does not confer rights to a dividend or to vote, but rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were surrendered for cancellation and the Company issued 7,000,000 shares of Series B convertible preferred stock at $1.00 per share. 7,000,000 shares were issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.

F - 33

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	SHAREHOLDERS’ EQUITY (CONTINUED)

Series A preferred stock stockholders

(i)	are not entitled to receive a dividend;

(ii)	vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80%, which is allocated to the outstanding shares of Series A Preferred Stock.

(iii)	rank senior to common stockholders, holders of Series B convertible preferred stockholders and any other stockholders on liquidation. The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.

During the year ended December 31, 2011: (i) the Company reacquired 1,000,000 outstanding shares which became treasury shares for $1,250,000 at a price of $1.25 per share; (ii) the Company issued 15,619,397 shares of common stock for $12,499,902 at values ranging from$0.50 to $1.50 per share to settle debts due to third parties; (iii) the Company purchased 8,620,000 shares for $1,579,400 at prices ranging from $0.01 to $0.78 for cancellation;(iv) the Company issued employees a total of 2,760,729 shares of common stock valued at fair value of range from $0.895 per share to $1.01 per share for $$2,667,114; and (v) the Company issued 1,800,000 shares of common stock to certain company that provided consulting services for the benefit of the Company at $0.895 per share for $1,620,000.

During the three months ended June 30, 2012, the Company issued 7,037,347 shares of common stock at approximately $0.64 per share to settle debts due to third parties in the amount of $4,572,258.

During the six months ended June 30, 2012, the Company issued 10,735,631 shares of common stock for $6,946,250 at values ranging from $0.49 to $0.64 per share to settle debts due to third parties.

25.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $479 in Enping City, Guangdong Province, PRC, its lease expiring on March 31, 2014; and (ii) 2,300square feet of office space in Guangzhou City, Guangdong Province, PRC for a monthly rent of $4,238, its lease expiring on October 15, 2012.

Lease expense was $ 14,150 and $ 14,150 for the three months ended June 30, 2012 and 2011, respectively. Lease expense was $ 28,300 and $ 28,300 for the six months ended June 30, 2012 and 2011, respectively.

The future minimum lease payments as of June 30, 2012, are as follows:

June 30, 2012
$

Year ended December 31, 2012	28,300
Year ended December 31, 2013	5,160
Year ended December 31, 2014	5,160
Thereafter	-
38,620

F - 34

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	BUSINESS COMBINATION

 Business combination of JFD

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested $1,258,607 in JFD. JFD is engaged as an operator of an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580.The Company presently owns a 75% equity interest in JFD and controls its board of directors. As of June 30, 2012, the Company had consolidated the assets and operations of JFD.

First acquisition on January 1, 2012 – 25% equity interest in JFD

The Company allocated the purchase price based on the fair value of the assets acquired as of January 1, 2012.

Net assets acquired:
Property, plant and equipment	$34,919
Construction in progress	4,495,306
Inventories	1,838,337
Less: Other payables	(92,603)
Non-controlling interest	(3,324,729)
25% held by the Company	(1,662,365)
$1,288,865

Satisfied by
Purchase consideration	$1,662,365
Less: Cash acquired	(373,500)
$1,288,865

Second acquisition on April 1, 2012 – 25% equity interest in JFD.

F - 35

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company allocated the purchase price based on the fair value of the assets acquired as of April 1, 2012.

Net assets acquired:
Property, plant and equipment	$33,535
Construction in progress	4,499,376
Inventories	1,970,387
Accounts receivable	1,337,519
Less: Other payables	(292,663)
Accounts payable	(1,230,096)
Non-controlling interest	(1,702,580)
50% held by the Company	(3,405,159)
$1,210,319

Satisfied by
Purchase consideration	$1,702,580
Less: Cash acquired	(492,261)
$1,210,319

27.	STOCK BASED COMPENSATION

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

The Company calculated stock based compensation of $4,278,114 and recognized $ 2,139,057 and $0 for the six months ended June 30, 2012 and 2011, respectively.

28.	CONTINGENCIES

As of June 30, 2012 and December 31, 2011, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and comprehensive income or cash flows.

29.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $562,361 and $489,500 has been credited to operations for the three months ended June 30, 2012 and 2011, respectively. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $817,513 and $582,426 has been credited to operations for the six months ended June 30, 2012 and 2011, respectively.

F - 36

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the six months ended June 30, 2012 and 2011, the Company had the following significant related party transactions:

Name of related party	Nature of transactions

Xiang Jun Fang, director of the Company and Jiang Men City Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company	Included in due to related parties, due to Mr. Xiang Jun Fang is $1,414 and $1,413 as of June 30, 2012 and December 31, 2011, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

YueXiong He, director of the Company and Jiang Men City Hang Sing Tai Agriculture Development Co Ltd., subsidiary of the Company.	During the six months ended June 30, 2012, Mr. Rui Xiong He sold his land use rights to the Company for $7,042,831. During the six months ended June 30, 2011, Mr. Rui Xiong He sold his land use rights to the Company for $7,042,831. Included in due to related parties, due to Mr. Yue Xiong He is $813,678 and $800,000 as of June 30, 2012 and December 31, 2011, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd.	During the six month ended June 2012, the Company sold its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000.

Included in due from related parties, due from Mr. Xi Ming Sun is $2,386,233 and $5,386,233 as of June 30, 2012 and December 31, 2011. The amount is unsecured, interest free and has a fixed term of repayment.

F - 37

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Enping City Bi Tao A Power Prawn Culture Development Co. Limited, equity investee.	During the six months ended June 30, 2011, the Company entered into a prawn farm contract with Enping Bi Tao A Power Prawn Culture Development Co. Ltd (under application) with a contract value of $4,051,550 and recognized income of $2,141,879

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping City Bi Tao A Power Prawn Culture Development Co. Limited (under application) is $0 and $225,835 as of June 30, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Dongguan City Shenghua A Power Agriculture Development Co., Limited, stockholder of Hunan Shenghua A Power Agriculture Co., Limited.	Included in due to related parties, due to Dongguan City Shenghua A Power Agriculture Development Co., Limited, is $0 and $66,000 as of June 30, 2012 and December 31, 2011. The amount is unsecured, interest free and has fixed term of repayment.

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, Mr. Solomon Yip Kun Lee is $635,840 and $289,764 as of June 30, 2012 and December 31, 2011, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Hang Yu Tai Investment Limited controlled by Mr. Xi Ming Sun	Included in due from related parties, due from Hang Yu Tai Investment Limited is $10,434,519 as June 30, 2012 and December 31, 2011, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

F - 38

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jiang Men City A Power Fishery Development Co., Limited (previously known as Enping Bi Tao A Power Fishery Development Co., Ltd), equity investee	During the six months ended June 30, 2011, the Company entered into a fishery farm contract with Jiang Men City A Power Fishery Development Co., Limited with a contract value of $491,200 and recognized income of $81,543.

Billings in excess costs and estimated earnings on uncompleted contract, due to Jiang Men City A Power Fishery Development Co., Limited is $0 and $1,484,320 as of June 30, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Jiangmen Hang Meiji Cattle Farm Development Co Limited (previously known as Enping City A Power Cattle Farm Co., Limited), equity investee	During the six months ended June 30, 2011, the Company entered into a fishery farm contract with Jiang Men City A Power Fishery Development Co., Limited with a contract value of $1,751,953 and recognized income of $334,102.

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping City Bi Tao A Power Prawn Culture Development Co. Limited (under application) is $0 and $251,964 as of June 30, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

F - 39

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10−Q (the “Form 10-Q”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2012 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Overview

We are an integrated developer, producer and distributor of organic produce and agriculture/aquaculture products of high quality standards, with our subsidiaries operating in China.

Detailed below is summarized information regarding our operational and/or developing stage business activities that are or are expect to generate revenues within year 2012 carried out by our existing or newly formed subsidiaries:

Categories of business activities:

1. Fishery Division and operation: (categorized as “Fishery” in accounting tables below)

1.1 Capital Award Inc. (“CA”) is one of our wholly owned subsidiaries established and incorporated in Belize City since year 2004; its main revenues are generated from following activities:

1.1.1. Engineering and Technology services earned through consulting and servicing contracts and management fees. As of June 30, 2012, CA has five consulting and servicing contracts, consisting of the following:

(a) One contract was completed for the development of a fish farm (Fish Farm 1) that has been generating revenues since August 2011;

(b) Phase (1)’s development work on a prawn hatchery and nursery farm (Prawn Farm 2) was partly completed such that it is generating revenues since May 2012 with its Phase (2)’s development work to develop facilities for the grow-out of prawns, brood stock developments and associated expansion activities has commenced since May 2012;

(c &d) two contracts for the development of a prawn grow-out farm (Prawn Farm 1) and a fish and eel farm (Fish Farm 2) are still in progress; and

(e) A new contract granted by Guangzhou City A Power Na Wei Trading Co. Ltd. (“APNWT”) for the development of a “Marketing, distribution, seafood processing and sales” complex (Wholesale Center 1) situated at the Guangzhou City, LiWan District, New wholesale Market; development work commenced in May 2012.

1.1.2. Marketing and sales of live seafood (e.g., fish, prawns) and being the marketing and distribution agent of the fishery farms developed by CA in China. As of June 30, 2012, there are two developed fishery farms generating revenues.

1.1.3. Sales offish grown by contracted fish farms. As of June 30, 2012, CA has contracted only one fish farm in China, namely Gao Aquaculture Fish Farm, to grow fish to sell locally.

1.1.4. Imports and Exports trading of seafood that commenced in May 2012.

1.2 The Company’s subsidiaries that are or will be operating under Sino Joint Venture Company incorporated in China to carry out fishery operations consist of the following:

1.2.1. Jiangman A Power Fishery Development Co. Ltd.(“JAPF”). JAPF is the owner and operator of the Fish Farm 1. On June 30, 2012, the Company, through Triway Industrial Ltd. (Triway), a company incorporated in Hong Kong, a wholly owned subsidiary of the Company, acquired a total of 75% equity interest in JAPF; as such the Company’s consolidated account is incorporating financials of JAPF.

1.2.2. Enping A Power Prawn Culture Co. Ltd. (“EAPPC”). Enping A Power Prawn Culture Co. Ltd. is a tentative name subject to approval granted by relevant Chinese Authorities on its application for the formation of a Sino Joint Venture Company (“SJVC 1”) to own and operate Prawn Farm 1. EAPPC expects to generate revenues within Q4 2012. However EAPPC’s financial statements will not be included in the Company’s consolidated account until such time as the SJVC1 will be formalized and one of the Company’s subsidiaries will acquire majority equity interest in SJVC1.

1.2.3. Zhong Shan A Power Prawn Farms Development Co. Ltd. (“ZSAPP”): Zhong Shan A Power Prawn Farms Development Co. Ltd. is also a tentative name subject to approval granted by relevant Chinese Authorities on its application for the formation of a Sino Joint Venture Company (“SJVC2”) to own and operate Prawn Farm 2. ZSAPP has been generating revenues since May 2012. However ZSAPP’s financial statements will not be included in the Company’s consolidated account until such time the SJVC will be formalized and one of the Company’s subsidiaries will acquire a majority equity interest in SJVC2.

.

2. Beef Cattle Farms’ operation and division: (Categorized as “Beef” in accounting tables below except for manufacturing and sales of fertilizer and item 2.3.2 hereof)

There are three divisional operations spread over three provinces in China targeting to generate revenues ultimately from the sale of beef cattle supported by fully integrated facilities and services;

2.1 Division (1) is operated from Huangyuan District of Xining City, Qinghai Province by QingHai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”), a subsidiary of the Company incorporated in China in 2009.

As of June 30, 2012, SJAP has the following business activities that are generating revenues:

* Manufacturing and sales of organic fertilizer.(Categorized as Fertilizer in the accounting tables below).

* Manufacturing and sales of livestock feed.

* Rearing and sales of beef cattle.

As of June 30, 2012, SJAP has the following business activities that are in the development stage:

* Manufacturing and sales of Enzyme.

* Manufacturing and sales of concentrated livestock feed for husbandry animals.

* A mesh gas station to generate electricity.

* A slaughterhouse with a boning facility to support sales of value added beef products and beef meats.

2.2 Division (2) is operated in Hunan Province, Linli District by Hunan Shanghua A Power Agriculture Co. Ltd. (“HSAPA”), a subsidiary of the Company majority owned jointly by the Company and SJAP.

As of June 30, 2012, HSAPA has following business activities that are in the development stage:

* Manufacturing and sales of organic and mixed fertilizer (although the main components of its fertilizer manufacturing factory is still under construction, as of July 2012, HSAPA initiated small portion of sales revenues through trading arrangements with SJAP.)

* Cultivation of pasture and crops in preparation for the establishment of beef cattle farm.

2.3 Division (3) has two sub-divisions:

2.3.1 Division (3a) is a beef cattle farm (Cattle Farm 1) situated at Guangdong Province, Enping City, owned and operated by Jiangman Hang Meiji Cattle Farm Co. Ltd. (“HMCF”), a name officially approved by the Company Registrar of Guangdong Government on April 2012, but, its application to become a Sino Joint Venture Company (SJVC 3) is still pending final approvals granted by the relevant Chinese Authorities.

As of June 30, 2012 HMCF started to generate revenues from the sales of beef cattle.

2.3.2 Division (3b) (Categorized as “Cattle Farm” in the accounting table below)is operated in Guangdong Province, Guangzhou City by Macau MEIJI Company Limited (“MEIJI”) a wholly owned subsidiary of the Company incorporated in Macau, China.

As of June 30, 2012, MEIJI generates revenues through engineering and technology services obtained through Consulting and Servicing contracts and management fees. In this respect MEIJI has (i)completed the contract to develop Cattle Farm 1 in the first quarter of 2012 and (ii) begun work in another contract to build a second cattle farm (cattle Farm 2) also at a district within Enping City, Guangdong Province during the second quarter of 2012.

MEIJI is the marketing and distribution agent for all cattle farms that are and will be developed by MEIJI using its “Semi-free growing” management systems and aromatic feed programs and systems to grow beef cattle.

3. HU plantation operation (Categorized as “Plantation” in the accounting tables below)

Hang Sang Tai Agriculture Development Co. Ltd. (“HST”), a Sino Joint Venture Company majority owned by MEIJI, is the owner and operator of the HU Plantation situated at Enping City, Guangdong Province. The plantation was developed in 2008 with revenues generated from year 2009.

As of June 30th, 2012, HST has two types of operations;

* Growing and sales of HU Flowers

* Drying and value added processing and sales of HU flowers’ products.

Three Months ended June 30, 2012 Compared to the Three Months ended June 30, 2011

Revenue

Revenue including continued and discontinued operations increased by $18,642,917 or 278.03% to $25,348,287 for the three months ended June 30, 2012 from $6,705,370 for the three months ended June 30, 2011. The increase was primarily due to the natural growth of revenue generated from the fishery, plantation, organic fertilizer, cattle farm, beef and the maturity of on-going divisional businesses improving their revenues. The Company earned revenue $0 for the three months ended June 30, 2012 and 2011 respectively from the discontinued segment – dairy.

The following chart illustrates the changes by category from the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

	2012	2011
Category	Q2	Q2	Difference
	$	$	$
Fishery	15,799,765	2,555,474	13,244,291

Plantation	2,081,863	1,222,241	859,622

Organic Fertilizer	2,170,154	-	2,170,154

Cattle farm	1,781,966	954,577	827,389

Beef	3,514,539	1,973,078	1,541,461

Total	25,348,287	6,705,370	18,642,917

Fishery: Revenue from fishery increased by $13,244,291, or 518.27%, to $15,799,765 for the three months ended June 30, 2012 from $2,555,474 for the three months ended June 30, 2011. The increase was primarily due to our increased contract service income from fishery, wholesale center 1 and prawn development contracts and sale of fish for the three months ended June 30, 2012 versus consulting income and sale of fish for the three months ended June 30, 2011.

Plantation: Revenue from plantation of flowers increased by $859,622, or 70.33%, to $2,081,863 for the three months ended June 30, 2012 from $1,222,241 for the three months ended June 30, 2011. The increase was primarily due to the increase of wholesale prices in fresh and dried flowers in this quarter.

Organic fertilizer: Revenue from organic fertilizer increased by $2,170,154 to $2,170,154 for the three months ended June 30, 2012 from $0 for the three months ended June 30, 2011. The increase was primarily due to the start-up of the new business of organic fertilizer in this quarter.

Cattle farm : Revenue from the cattle farm increased by $827,389 or 86.77% to $1,781,966 for the three months ended June 30, 2012 from $954,577 for the three months ended June 30, 2011. The increase in cattle farm was primarily due to increased development contract service of cattle farm for the three months ended June 30, 2012.

Beef: Revenue from beef increased by $1,541,461 or 78.12% to $3,514,539 for the three months ended June 30, 2012 from $1,973,078 for the three months ended June 30, 2011.The increase was primarily due to the increase in sales of beef and our installment of new weather insulated facilities to maintain production.

Cost of Goods Sold

Cost of Goods Sold included in continued and discontinued operations increased by $8,908,391 or 309.14% to $11,790,039 for the three months ended June 30, 2012 from $2,881,648 for the three months ended June 30, 2011. The increase was primarily due to the Company increasing its scale of operation from continuing operations in terms of its fishery, plantation, cattle farm and beef operations for three months ended June 30, 2012 as compared for the three months ended June 30, 2011. There were no operations in the organic fertilizer division during the first quarter of 2012.

The following chart illustrates the changes by category from the three months ended June 30, 2012 to three months ended June 30, 2011.

	2012	2011
Category	Q2	Q2	Difference
	$	$	$
Fishery	6,592,310	986,650	5,605,660

Plantation	558,348	431,396	126,952

Organic Fertilizer	1,063,207	-	1,063,207

Cattle farm	908,434	620,474	287,960

Beef	2,667,740	843,128	1,824,612

Total	11,790,039	2,881,648	8,908,391

Fishery: Cost of goods sold from fishery increased by $5,605,660, or 568.15%, to $6,592,310 for the three months ended June 30, 2012 from $986,650 for the three months ended June 30, 2011, to $6,592,310 for the three months ended June 30, 2012. The increase was primarily due to an increase in the sales volume relating to fish and the expansion of contracted services for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Plantation: Cost of goods sold from plantation of flowers increased by $126,952, or 29.42%, to $558,348 for the three months ended June 30, 2012 from $431,396 for the three months ended June 30, 2011. The increase was primarily due to cost increases in farm labor , logistic and associated general overhead of operation.

Organic fertilizer. Cost of goods sold from organic fertilizer increased by $1,063,207 to $1,063,207 for the three months ended June 30, 2012 from $0 for the three months ended June 30, 2011. The increase was primarily due to the start-up of the new business of organic fertilizer in this quarter.

Cattle farm. Cost of goods sold from cattle farm development decreased by $287,960, or 46.41%, to $908,434 for the three months ended June 30, 2012 from $620,474 for the three months ended June 30, 2011. The increase was primarily due to increased development contract service of cattle farm for the three months ended June 30, 2012.

Beef. Cost of goods sold from beef increased by $1,824,612 to $2,667,740 for the three months ended June 30, 2012.from $843,128 for the three months ended June 30, 2011. The increase was primarily due to the increased sales of beef, which led to a corresponding increase in the cost of such sales.

Gross Profit

Gross profit, including continued and discontinued operations, increased by $9,734,526, or 254.58%, to $13,558,248 for the three months ended June 30, 2012 from $3,823,722 for the three months ended June 30 2011.The increase was primarily due to the corresponding increases in revenues from our fishery, plantation, organic fertilizer, cattle farm and beef operations.

The following chart illustrates the changes by category from the three months ended June 30, 2012 to the three months ended June 30, 2011.

	2012	2011
Category	Q2	Q2	Difference
	$	$	$
Fishery	9,207,455	1,568,824	7,638,631

Plantation	1,523,515	790,845	732,670

Organic Fertilizer	1,106,947	-	1,106,947

Cattle farm	873,532	334,103	539,429

Beef	846,799	1,129,950	-283,151

Total	13,558,248	3,823,722	9,734,526

Fishery. Gross profit from fishery increased by $7,638,631, or 986.90%, to $9,207,455 for the three months ended June 30, 2012 from $1,568,824 for the three months ended June 30, 2011. The increase was primarily due to our increased contract service income from fishery and prawn development contracts and sale of fish for the three months ended June 30, 2012 versus consulting income and sale of fish for the three months ended June 30, 2011.

Plantation. Gross profit from the plantation of flowers increased by $732,670, or 92.64%, to $1,523,515 for the three months ended June 30, 2012 from $790,845 for the three months ended June 30 2011. The increase was due mainly to the increase in wholesale prices both on dried and fresh flowers in this quarter.

Organic fertilizer. Gross profit from organic fertilizer increased by $1,106,947 to $1,106,947 for the three months ended June 30, 2012 from $0 for the three months ended June 30, 2011. The increase was primarily due to the start-up of our new business of organic fertilizer in this quarter.

Cattle farm. Gross profit from cattle farm development increased by $539,429, or 161.45%, to $873,533 for the three months ended June 30, 2012 from $334,103 for the three months ended June 30, 2011. The increase was primarily due to the fact that consulting services provided to the Cattle Farm 2 were done by our in-house staff. As a result, our cost of consulting services was reduced, leading to higher gross profit margins.

Beef. Gross profit from beef decreased by $283,151, or 25.06%, to $846,799 for the three months ended June 30, 2012 from $1,129,950 for the three months ended June 30, 2011. The decrease was primarily due to the increase in cost of material consumed in this quarter.

General and Administrative Expenses and Interest Expenses

General and administrative expenses (including depreciation and amortization) in continuing operations increased by $2,187,284, or 398.85%, to $2,735,677 for the three months ended June 30, 2012 from $548,394 for the three months ended June 30, 2011. The increase was primarily due to an increase in wages and salaries, and other costs amounting to $788,034 and $879,942, respectively.

The following chart illustrates the changes by category from the three months ended June 30, 2012 compared to the three months ended June 30 2011.

Category	2012 Q2	2011 Q2	Difference
	$	$	$
Office and corporate expenses	309,684	209,116	100,568

Wages and salaries	918,205	130,171	788,034

Traveling and related lodging	8,119	13,160	(5,041)

Motor vehicles expenses and local transportation	16,750	13,211	3,539

Entertainments and meals	35,519	13,707	21,812

Others and miscellaneous	897,586	17,644	879,942

Depreciation and amortization	549,814	151,385	398,429

Total	2,735,677	548,394	2,187,283

Depreciation and Amortization: Depreciation and amortization increased by $850,564, or 452.58%, to $913,935 for the three months ended June 30, 2012 from $187,937 for the three months ended June 30, 2011. The increase was primarily due to the increase of depreciation by $80,127 from depreciation of $45,403 for the three months ended June 30, 2011 to $125,530 for three months ended June 30, 2012, and the increase of amortization by $647,931, or 461.24%, to $788,405 for the three months ended June 30, 2012 from amortization of $140,474 for the three months ended June 30, 2011.

In this respect, total depreciation and amortization amounted to $913,935 for the three months ended June 30, 2011, of which $549,814 was booked under general and administration expenses and $364,121 was booked under cost of goods sold; whereas total depreciation and amortization was at $187,937 for the three months ended June 30, 2011, of which $151,385 was booked under general and administration expenses and $36,552 was booked under cost of goods sold.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $562,361 and $489,500 has been credited (charged) to operations for the three months ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Revenues including continued and discontinued operations increased by $31,501,402 or 320.56% to $41,328,303 for the six months ended June 30, 2012 from $9,826,901 for the six months ended June 30, 2011. The increase was primarily due to the increase of revenue generated from the fishery, plantation, beef and the maturity of other sectors’ businesses improving their revenues.

The following chart illustrates the changes by category from the six Months Ended June 30, 2012 to June 30, 2011.

Category	2012	2011	Difference
	Q1 and Q2	Q1 and Q2
Fishery	$26,894,373	$4,115,219	$22,779,154

Dairy		-

Plantation	2,081,863	1,222,241	859,622

Organic fertilizer	2,183,216	-	2,183,216

Cattle farm	2,723,426	954,577	1,768,849

Beef	7,445,425	3,534,864	3,910,561

Totals	$41,328,303	$9,826,901	$31,501,402

Fishery. Revenues from fishery increased by $22,779,154, or 553.53%, to $26,894,373 for the six months ended June 30, 2012 from $4,115,219 for the six months ended June 30, 2011. The increase in fishery was primarily due to our increased contract service income from fishery and prawn development contract for the three months ended June 30, 2012.

Plantation. Revenues from plantation of flowers increased by $859,622, or 70.33%, to $2,081,863 for the six months ended June 30, 2012.from $1,222,241 for the six months ended June 30, 2011. The increase in plantation was primarily due to the increase of wholesale prices in fresh and dried flowers in the first half year.

Organic fertilizer. Revenue from organic fertilizer increased by $2,183,216 to $2,183,216 for the six months ended June 30, 2012 from $0 for the six months ended June 30, 2011. The increase was due to the startup new business of organic fertilizer during the six months ended June 30, 2012.

Cattle farm. Revenue from cattle farm development increased by $1,768,849, or 185.3%, to $2,723,426 for the six months ended June 30, 2012 from $954,577 for the six months ended June 30, 2011. The increase was primarily due to the additional amount of work involved in the Consulting and servicing contracts for developing Cattle Farm 1 and Cattle Farm 2 provided during the six months ended June 30, 2012.

Beef. Revenue from beef increased by $3,910,561or 110.63% to $7,445,425 for the six months ended June 30, 2012 from $3,534,864 for the six months ended June 30, 2011. The increase in beef was primarily due to the increase in consumer demand and our installment of new weather insulated facilities to maintain production.

Cost of Goods Sold

Cost of goods sold increased by $15,684,200 or 385.15% to $19,756,463 for the six months ended June 30, 2012 from $4,072,263 for the six months ended June 30, 2011. The increase was primarily due to the Company increased scale of operation from fishery, plantation, organic fertilizer, cattle farm and beef for six months ended June 30, 2012 as compared for the six months ended June 30, 2011.

The following chart illustrates the changes by category from the six months ended June 30, 2012 to June 30, 2011.

Category	2012	2011	Difference
	Q1 and Q2	Q1 and Q2
Fishery	$12,090,750	$1,606,581	$10,484,169

Plantation	558,348	431,396-	126,952

Organic fertilizer	1,075,329		1,075,329
Cattle farm	1,061,113	620,474	440,639
Beef	4,970,923	1,413,812	3,557,111

Total	$19,756,463	$4,072,263	$15,684,200

Fishery. Cost of goods sold from fishery increased by $10,484,169 from $1,606,581 for the six months ended June 30, 2011 to $12,090,750 for the six months ended June 30, 2012. The increase in fishery was primarily due to cost of sales for our increased contract service of fishery and prawn development contract.

Plantation. Cost of goods sold from plantation of lowers increased by $126,952, or 29.43%, to $558,348 for the six months ended June 30, 2012 from $431,396 for the six months ended June 30, 2011. The increase was primarily due to the increase in sale volume of products.

Organic fertilizer. Cost of goods sold from organic fertilizer increased by $1,075,329 to $1,075,329 for the six months ended June 30, 2012 from $0 for the six months ended June 30, 2011. The increase was due to the startup new business of organic fertilizer during the six months ended June 30, 2012.

Cattle farm. Cost of goods sold from cattle farm development increased by $440,639, or 71.02%, to $1,061,113 for the six months ended 30 June 2012 from $ 620,474 for the six months ended 30 June 2011. The increase was primarily due to the additional amount of work involved in the consulting and servicing contracts for developing Cattle Farm 1 and Cattle Farm 2 provided during the six months ended June 30, 2012.

Beef. Cost of goods sold from beef increased by $3,557,111, or 251.60%, to $4,970,923 for the six months ended June 30, 2012 from $1,413,812 for the six months ended June 30, 2011. The increase in beef was primarily due to the increase in sale volume of product and increase of material price during the six months ended June 30, 2012.

Gross Profit

Gross profit including continued and discontinued business increased by $15,817,202, or 274.86%, to $21,571,840 for the six months ended June 30, 2012 from $5,754,638 for the six months ended June 30, 2011. The increase was primarily due to the corresponding increase in operation revenues. The increase was primarily due to the corresponding increase in scale of operations of revenues from fishery, plantation, organic fertilizer, cattle farm and beef.

The following chart illustrates the changes by category from the six Months Ended June 30, 2012 to June 30, 2011.

The gross profit by category is as follows:

	Six Months Ended June 30,

Category	2012	2011	Difference
	Q1 and Q2	Q1 and Q2
Fishery	14,803,623	2,508,638	12,294,985

Dairy	-	-	-

Plantation	1,523,515	790,845	732,670
		-
Organic fertilizer	1,107,887		1,107,887
		-
Cattle farm	1,662,313	334,103	1,328,210
Beef	2,474,502	2,121,052	353,450

Total	21,571,840	5,754,638	15,817,202

Fishery. Gross profit from fishery increased by $12,294,985, or 490.11%, from $2,508,638 for the six months ended June 30, 2011 to $14,803,623 for the six months ended June 30, 2012. The increase in fishery was primarily due to our increased contract service from fishery and prawn development contract for the six months ended June 30, 2012

Plantation. Gross profit from plantation of flowers increased by $732,670, or 92.64%, from $790,845 for the six months ended June 30, 2011 to $1,523,515 for the six months ended June 30, 2012. The increase in plantation was primarily due to the increase in wholesale prices of fresh and dried flowers during the six months ended June 30, 2012.

Organic fertilizer. Gross profit from organic fertilizer increased by $1,107,887 to $1,107,887 for the six months ended June 30, 2012 from $0 for the six months ended June 30, 2011. The increase was due to the startup new business of organic fertilizer during the six months ended June 30, 2012.

Cattle farm. Gross profit from cattle farm development increased by $1,328,210, or 397.54%, from $334,103 for the six months ended June 30, 2011 to $1,662,313 for the six months ended June 30, 2012. The increase was primarily due to the additional amount of work derived from the Consulting and servicing contracts for developing Cattle Farm 1 and Cattle Farm 2 provided in the six months ended June 30, 2012.

Beef. Gross profit from beef increased by $353,450 from $2,121,052 for the six months ended June 30, 2011 to $2,474,501 for the six months ended June 30, 2012. The increase was primarily due to the increase in consumer demand of beef and our installment of new weather insulated facilities to maintain production.

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) increased by $3,716,287 or 299.29% to $4,957,999 for the six months ended June 30, 2012 from $1,241,712 for the six months ended June 30, 2011. The increase was primarily due to increase of $1,485,213 in the wages and salaries expense from $378,077 for the six months ended June 30, 2011 to $1,863,290 for the six months ended June 30, 2012 and the increase of 662,626 in depreciation & amortization charges from $240,872 for the six months ended June 30, 2011 to $903,498 for the six months ended June 30, 2012.

Category	2012	2011	Difference
	Q1 and Q2	Q1 and Q2
Office and corporate expenses	$1,151,439	$469,282	$682,157

Wages and Salaries	$1,863,290	$378,077	$1,485,213

Traveling and related lodging	$20,276	$37,539	$(17263)

Motor vehicles expenses and local transportation	$37,200	$19,756	$17,444

Entertainments and meals	$52,395	$36,636	$15,759

Others and miscellaneous	$929,902	$59,550	$870,352

Depreciation and amortization	$903,498	$240,872	$662,626

Total	$4,957,999	$1,241,712	$3,716,287

Depreciation and Amortization

 Depreciation and amortization of continued and discontinued business increased by $928,836, or 236.65%, to $1,321,330 for the six months ended June 30, 2012 from $392,494 for the six months ended June 30, 2011. The increase was primarily due to the increase of depreciation by 97,398 or 24.82% to $183,154 for six months ended June 30, 2012 from depreciation of $85,756 for the six months ended June 30, 2011, and the increase of amortization by $831,438, or 271.06%, to $1,138,176 for the six months ended June 30, 2012 from amortization of $306,738 for the six months ended June 30, 2011.

In this respect, total depreciation and amortization amounted to $1,445,315 for the six months ended June 30, 2012, out of which amount, $903,498 was booked under General and administration expenses and $541,817 was booked under cost of goods sold; whereas total depreciation and amortization was at $392,494 for the six months ended June 30, 2011 and out of which amount, $240,872 was booked under General and Administration expenses and $151,622 was booked under cost of goods sold.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $817,513 and $582,426 has been credited (charged) to operations for the six months ended June 30, 2012 and 2011, respectively.

CRITICAL ACCOUNTING POLICIES

Please refer to the Consolidated Financial Statements above.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the Consolidated Financial Statements above.

Progress Reports and Subsequent Events

Fishery Operation:

As of June 30, 2012, Capital Award (“CA”) had four fishery development projects in progress, and sales of fish (sleepy-cod) generated from two of the farms; their status is summarized as follows:

(1) The 1st Demonstration fish farm(Fish Farm 1), situated at the district of Enping City operating under “Jiangman A Power Fishery Development Co. Ltd.” (“JFD”), was built and completed for operation in February 2011 and is underway with production. During the second quarter of 2012, CA purchased from JFD and sold just under 260,000 fish of the sleepy-cod variety averaging about 532g/fish compared to Q1 with 76,000 sleepy-cod @ 575g/fish. Between external growers and the open dam farm, CA purchased 230,000 sleepy cod (350g/fish average) from JFD to expand its inventory.

(2) The 1st Demonstration prawn farm(Prawn Farm 1) is also situated in the district of Enping City. Its development was begun in June 2011, when operations were expected to begin no later than July 2012. However, as stated in the Form 10-Q filed for the fiscal period ended March 31, 2012 (the “Prior Form 10-Q”), development of this first demonstration prawn farm was delayed in 2011 due to problems obtaining rezoning classification from development to industrial status; as such, an alternative area of land (50 Mu or 8.25 acres) located within the same district of Enping City within close proximity to our HU Plantation was secured to replace the original landholding in February 2012. As of April 30, 2012, all basic infrastructure work has been carried out with construction work now in progress. A long-lasting rainy season that had begun in mid-April and continuing through the month of July has curtailed construction, and while progress has been made, the Company presently anticipates that the farm building, brood-stock dams, and grow-out tanks expected to be partly constructed by the end of July will not be ready for final installation work until August of 2012.

(3) 2nd Fish (and Eel Farm(Fish Farm 2) is situated at District of Jiangman City. Its development was begun in May of 2011, and is expecting its Phase 1 to be completed within year 2012, and Phase 2 development, (involving the grow-out farms, the nursery fingerling farm, the Research and Development Station and all other associated facilities),starting in January of 2013 with production operations beginning by year-end 2013.

As reported in the Prior 10-Q, the main work in progress in Phase 1’s development during the Company’s first quarter of 2012 was on the construction of a new road leading from the external main access road to the project site and the construction of a new bridge crossing from the new road into the site. The road and bridgework was completed by July 1, 2012 and presently provides access for heavy equipment to the project site for work on drainage construction. Management presently expects that land fill preparation to construct the Re-circulating Aquaculture System (“RAS”) farms will begin in early 2013.

(4) The 2ndprawn farm (Prawn Farm 2) is situated in the District of Zhong Shan City. Its development was begun in November 2011. In the Prior 10-Q, the Company stated that as of April 30, 2012, up to 75% of Phase 1’s development work was completed, and although work was still in progress, the farm was sufficiently equipped to start up production activities, having resulted in 2 million prawn flies (fingerlings) produced and sold to the regional prawn growers on May 3, 2012. Management concluded that the Company’s aquaculture prawn business using our A Power Modular (“APM”) technology and systems had essentially reached a first milestone in China. As of June 30, 2012, the following Phase 1 items remain to be completed:

•	Boundary fencing (2.3 Km);
•	Heating room; and
•	3rdnursery station for nurturing high-value prawn flies.

All of the above are presently expected to be completed during the third quarter of 2012.

The Company is now applying for a permit to import the high-value brood-stock prawns and to sell their flies to local growers. The application is a rather lengthy process expected to be finalized by end of the first quarter of 2013.If granted, the Company will be one of the few receiving this authority, providing the Company with a strong competitive edge in the industry.

Phase 2 of the development is being carried out on an adjacent block of land measuring to 200 Mu (or 132,000 square meters). Construction began in May of 2012 on the following:

•	8 in house APM prawn grow-out tanks (situated on 20 Mu);
•	On 50 Mu,10 open dams (2 Mu/dam) connected with RAS filtration systems using the APM technology and systems;
•	An additional in house (2,000 square meter) APM system hatchery that will have the capacity to produce up to 10 billion flies per year;
•	All basic site infrastructures;
•	Dry and Cold storage facilities;
•	Heating facilities;
•	Staff quarters for 25 workers; and
•	A laboratory with office (2,000 square meters).

Management expects that phase 2 of the development will be completed in two stages, with Stage 1 targeted to be completed by December of 2013 at an estimated value of US$8.33 Million, and that Stage 2 will be completed by April 2014, at a value that will be ascertainable on or before December 31, 2012.

In the Prior 10-Q, the Company had anticipated completing Phase 2 by December 31, 2012. However, this date has been extended into two (2) stages of construction, with the first anticipated to be completed by December 31, 2013, and the second by April 30, 2014. The reason for this adjustment is due to the Company’s decision to quadruple the size and scope of the project, originally scheduled for 50 Mu (33,000 square meters) to 200 Mu (132,000 square meters), requiring a much more extensive allocation of resources and time to complete. Please refer to the Addendum to Consulting and Services Agreement attached to this Form 10-Q as Exhibit 10.1.

Production and sales of the Prawn Farm (2)

As of June 30, 2012, Prawn Farm (2) has produced more than 40 million Mexican White prawn flies with a survival rate of 94.6%, resulting in more than 37.5 million one-week old flies sold to local growers at an average of RMB158 per 10,000 flies (equivalent to about $25.00 per 10,000 flies) generating revenues of just under $100,000, and reflecting a gross profit of 36.7%.

Mexican White species is one of the lowest priced prawn flies sold to the local market due to its availability. On the other hand, the Company anticipates generating five (5) times the revenue of Mexican White flies through sales of its High-Value prawn flies, once approval is granted by the relevant authorities.

Management cautions that the application for formation of the Sino Joint Venture Company for Prawn Farm (2) has not been approved as of June 30, 2012 and therefore current revenues are not incorporated in the Company’s consolidated financial statements.

(5) Operation of the 600 Mu of open Dam Fish Farm

During the quarter ended June 30, 2012, there were over 300,000 sleepy cod taken from the open dam farm, of which 149,000 were transferred to JFD for further grow-out, and the balance of 151,000 (average size 514g/fish) were sold by CA to wholesale markets in Guangzhou City, PRC. Current inventory as of June 30, 2012 is estimated to be approximately 180,000 fish in the open dam farm.

(6) Potential contracts in developing new fish/prawn farms

CA intends to take on additional fishery consulting and servicing contracts during the third quarter of 2012 after completing a portion of its $14 Million contractual obligations associated with Fish Farm 2, and Prawn Farms 1 and 2 (Phase 2, Stage 1).

Significant Events that may affect Fishery Operations’ Cash Flow:

As stated in the Prior 10-Q, as of April 30, 2012, the income tax rate of 50% was reduced to 25% by the local authorities. However, while the rate has been reduced, it is still in CA’s management’s opinion that any tax on agriculture, amount notwithstanding, is contradictory to the Chinese Central Government’s incentive policy toward the agriculture industry. Accordingly, management has further filed its appeal on this issue. As of June 30, 2012 this appeal remains pending.

CA does not carry a builder or a developer license in China, and as a result, its contracts are structured based on it providing consulting services, and subcontracting with licensed builders and developers to handle construction and payment of capital improvement taxes.

The profit CA derives from these contracts is retained in China and is recorded as payable to CA by the Sino Foreign Joint Venture Company (an “SJVC”) and/or as prepayments and deposits, which CA may later elect to exchange for equity interests in the SJVC as provided within the terms and conditions of each contract. At such time, if and when CA decides to exercise its option to secure equity in the SJVC, certain tax implications might be triggered and have to be accounted for, accordingly.

Beef and Cattle Division:

Since July 7, 2012, the Company has three separate entities operating within this division plus an additional project in development of another cattle farm in the Enping district as described below:

1.	Sanjiang A Power (“SJAP”) (Xining):The SJVC situated at HuangYuan Town, Xining City Qinghai Province, which conducts the following business activities;

•	Manufacturing and selling of organic fertilizer;
•	Manufacturing and selling of livestock feed;
•	Rearing and selling of beef cattle; and
•	An on-site restaurant operation.

During the period covered by this Form 10-Q, SJAP:

•	Sold 2,088 MT and manufactured 0 MT of organic fertilizer with current inventory levels at 3,029 MT;
•	Sold 5,939 MT and produced 285 MT of livestock feed with current inventory levels at 1,404 MT;
•	Sold 915 head of over 13 month-old cattle with current inventory levels at 1,450 head; and
•	Saw its restaurant operations continue to perform well.

SJAP is presently engaged in the following activities:

•	Administration is now housed and operating from the four-story office building. Plans for developing a show room with laboratory will begin to be constructed within the building later this year;

•	SJAP has constructed and fitted out a total of 14 cattle houses, with the capacity to house up to 1,750 head of cattle at any given time. Work on constructing and fitting out more cattle houses are in progress. Management expects to complete the planned capacity to house up to 2,500 head of cattle before the end of 2012;

•	Most of the infrastructure work on the drainage channel systems are still in progress, which when completed will pipe cattle waste to a centralized collection basin where a Mash Gas station will be constructed sometime in 2013. Upon completion of the Mash Gas station, SJAP will begin processing cattle waste as its main source of raw material for manufacturing organic fertilizer;

•	During the first quarter of 2012, the HuangYuan Government awarded a cash grant of RMB500,000 to SJAP toward development of its Enzyme factory targeted to be completed by the end of 2012 at a total cost of about $2 million. The Huangyuan Government is authorized to provide grant funding of up to 66% of total development cost on selected projects. Building plans for the Enzyme factory were submitted to authorities for approval on June 23, 2012;

•	The Huangyuan Government in conjunction with SJAP is replicating SJAP’s cattle housing model for local farmers with the understanding that SJAP will purchase all mature beef (estimated to be up to 10,000 head) for processing at its new slaughterhouse, boning and cold storage facility (“ABCF”), originally scheduled to be constructed during 2012 and operating at some point during the second quarter of 2013.

Significant Events that may affect SJAP’s cash flow:

As stated in the Prior 10-Q, our ex-joint venture partner, SanJiang Group, established four organic-fertilize manufacturing plants at various districts in Qinghai Province for application on its own farms, resulting in up to 70% of the fertilizer (~10,000 Mt/year) previously bought by SJAP. SJAP will not purchase the SanJiang Group. In response, SJAP is sourcing new customers to absorb the 10,000 MT overhang. By June 30, 2012, SJAP was able to obtain new alternative customers to absorb the overhang, as follows:

•	30% will be sold to Licensed Distributors within a radius of 150 Km from Xining City;
•	20% will be sold to Fruit Farmers within district of Beijing City; and
•	50% will be sold to our Hunan Fertilizer operation as part of the raw materials needed to manufacture mixed-fertilizer.

As such, SJAP’s sales and manufacturing of fertilizer withstood a temporary set-back, but management expects it to function normally beginning in the third quarter of 2012.

As reported in the Prior 10-Q, SJAP’s application to the Agriculture Bank of China for a loan facility of RMB35 million ($5.55 million)will require an additional two to three months for processing due to the HuangYuan Government’s delay in transferring land titles on SJAP property.

2.	The Enping demonstration Cattle Farm (Cattle Farm 1) and Macau EIJI:

During the first quarter of 2012, MEIJI paid a deposit of US$1.25m toward its purchase of 25% equity in the cattle farm; the SJVC is anticipating official approval of its partnership by August 2012. As of the date of this Form 10-Q, the application is still pending approval. However its official name of “Jiangman Hang Meiji Cattle Farm Development Co. Ltd.” (English translated name) (HMCF) was officially granted on June 3, 2012.

As stated in the Prior 10-Q, the cattle farm’s major construction has been completed and is under operation, and rearing over 200 head of cattle as of April 30, 2012, with further improvements in progress (i.e. construction of more feed storage facilities, general landscaping, and furnishing and fitting of office and staff quarters).These improvements will continue throughout 2012, creating a complex that is self-sufficient similar to our other developments throughout China.

Cattle sales of Cattle Farm 1and MEIJI Q2 2012

MEIJI, as the marketing agent of Cattle Farm 1, has bought 75 head of cattle from Cattle Farm 1 for beef sales to restaurants in the GuangZhou City, PRC. The following table provides a product analysis of this transaction:

Table (CF1)

Head of Cattle	75
Live Weight	51,700 Kg or Averaging 690 Kg / Head
Net processed meat weight	28,425 Kg
Live cattle Weight when 1st entered farm	14,625 Kg (or averaging 195 Kg / Head)
Growing and fattening period at farm (average)	278 days
Average Growth Rate / day / Head	1.78 Kg
Recovery rate of meat after de-boning processing	54.9%

With these results, management is confident in the commercial viability of similarly built farms like Cattle Farm 1 using our free ranging farming system, and our exclusive aromatic feed formula.

Regarding inventory recorded in the Company’s consolidated account, there are two types; namely, live cattle inventoried at the farm, and beef product inventoried at the MEIJI facilities. As of June 30, 2012 there were 526 head of cattle on the farm, and 25,525 Kg of beef product stocked at the MEIJI facilities.

A portion of the beef contract’s obligation for FY 2012as cited in the Company’s press release dated March 28, 2012 is being supplied to MEIJI by Cattle Farm 1. The remainder for this year’s contract obligation (i.e. a portion of 1000 head of cattle) will be sourced from SJAP (Xining).

New Consulting and Servicing Contract for MEIJI inQ2 2012 to build “Cattle Farm 2 Enping”:

On May 25, 2012, a Sino Joint Venture Agreement (an “SJVA”) was executed between MEIJI and another group of Chinese businessmen for the development and construction of a cattle farm at a 500 Mu site in YaneXiaoban Village, Enping District for the growth of cattle and sheep using our Aromatic Feed formula and our free ranging systems under the following terms and conditions:

•	An SJVC will be formed with an option granted to MEIJI to acquire up to a 75% equity stake in the SJVC within a 3-year period;
•	Total Capital Investment of $30 Million within 5 years;
•	Initial Registered Capital of $1 million in Year 1, gradually increasing annually pursuant to prevailing conditions;
•	Targeted Grow-out Capacity of 1,000 head in year 1 and up to 5,000 head by end of year 3;
•	Proposed Name of the SJVC is “A Power Beef Cattle Farm Co. Ltd.” subject to approval; and
•	The Project Land of 500 Mu is under lease for a period of 10 years; however the parties have agreed to acquire the land through the SJVC on or before this lease expires.

Please refer to the SJVC Agreement attached to this Form 10-Q as Exhibit 10.2.

A Consulting and Servicing Agreement has been simultaneously granted to MEIJI under the following terms:

The development will be carried out in two Phases; Phase 1 contains 2 stages of development at an estimated development cost of $10.6 Million covering the following:

Phase 1

•	Land development: 250 Mu;
•	Engineering and design work;
•	Site clearing and leveling;
•	Boundary fencing and landscaping;
•	Basic infrastructure including power supply;
•	Internal roads, drainage and outside access;
•	Plant and equipment;
•	Construction of Cattle Housing (measuring about 4,000 square meters (m2));
•	Water supply and irrigation systems;
•	Grassland and pasture fields;
•	Supervising and training mechanical and other installation personnel; and
•	All other related work

Phase (2) development on the balance of the 250 Mu property will be determined and detailed on or before completion of Phase 1. Please refer to the Consulting and Services Agreement attached to this Form 10-Q as Exhibit 10.3.

MEIJI secures young cattle supply contract

As the Company’s Cattle Farm 1 is beginning to show commercial viability, coupled with similar farms being built over the next few years along with the rapid rise in cost of cattle, management feels that now is the proper time to secure good sources to supply young cattle to these developing entities.

On May 6, 2012, a supply contract was executed with a well-established farm at Chang Chun District, Jilin Province for the supply of 4,000 head of young cattle under the following terms:

•	Schedule of Supply:
On or before December 31, 2012	500 Head
On or before June 30, 2013	500 Head
On or before December 31, 2013	1,000 Head
On or before June 30, 2014	1,000 Head
On or before December 31, 2014	1,000 Head
Total	4,000 Head

•	Specification: Male cattle from 5.5 months old to 8 months old (at average of no less than 160 Kg/head)consisting of 80% Simmental and 20% of various breed of beef cattle;

•	Sale price: At RMB36/Kg Live weight (F.O.B.), +/- 10% variance subject to prevailing market prices for total purchase consideration at RMB23.04 Million +/- up to 10% variance;

•	Payment terms: 20% deposit payable upon notification to deliver, remaining balance payable within 30 days from date of delivery; and

•	Penalty Clause: Failure to deliver or failure to purchase will incur a penalty of RMB 2,305 per head of cattle.

Management anticipates that in securing this supply of young cattle, our two Enping cattle farms will have a consistent quality of cattle produced at stable prices.

Please refer to the Agreement to Purchase Young Beef attached to this Form 10-Q as Exhibit 10.4.

3.	Hunan Shenghua A Power Agriculture Co. Ltd. (“HSAPA”)

As of April 30, 2012 development and construction work on the Mixed Fertilizer manufacturing facility for HSAPA was being carried out consisting of a 7,000 square meter production and storage factory, external fencing to cover the production area of about 11.55 acres of land, internal roads, landscaping, drainage, a 300 square meter office, staff quarters that will provide accommodation for up to 25 workers and all related basic infrastructure, etc. As of the date of this Form 10-Q, the production and manufacturing facility is 50% completed, and over 250 Mu of farmland within our compound is planted with grass and pasture that will be ready for harvesting by the end of the third quarter of 2012, in preparation for the rearing of cattle by the fourth quarter of 2012.

H U Plantation:

As of June 30, 2012, construction and building of half of the green houses were completed, and trials on better disease control and fertilizing programs were commenced during the first week of July, 2012. Management anticipates that improvements under green housing conditions can be evaluated by July 31, 2012.

Management previously believed that the heavy rain fall in April 2012 would prove beneficial compared to the dry weather experienced in April 2011,and with all other conditions remaining equal should result in a better harvest for 2012.

Unfortunately, the heavy rain fall has continued into the month of July resulting in the entire plantation saturated with water adversely affecting HU plant growth, and introducing pathogen induced diseases to the plants.

Harvest results as of June 30, 2012 were similar to June last season, where more than 3.5 million pieces of fresh flowers at an average of RMB0.85 per piece were sold (about 54.5% higher in price compared to the same period last year), and dried 175,350 Kg of dried flowers (equivalent to about 9.75 million pieces of fresh flowers) were sold at an average of RMB58/Kg, which also is higher than last season’s sale price of RMB46/Kg.

Management is taking action on disease mitigation and control by applying a recently developed “pure organic plant builder and soil enhancer” imported from Malaysia aimed at improving disease resistance, and enhancing plant growth rate. The Company hopes that the plants will recover within the next few weeks, limiting the overall adverse effect on production. However, the evaluation of the damage can only occur as the season progresses.

Management is presently awaiting the results of the greenhouse test trial before determining whether to further expend additional capital on green-housing, or to concentrate allocation of its capital toward developing additional drying facilities, and instead buy fresh HU flowers from external growers to produce dried flowers. This way the Company should be able to ensure revenue streams in the event the HU Plantation is affected by adverse seasonal factors in the future.

Marketing and Distribution Network Developments:

The Seafood wholesale shops and Processing Factory at Guangzhou new fish market:

As stated in the Prior 10-Q, on March 16, 2012, the Company entered a 5-year lease for an approximate 650 square meter (~7000 square feet) space at the newly established Wholesale Fish and Seafood Market situated within Guangzhou City that is earmarked to replace the old Guangzhou Fish Market. Renovation on this property remains in progress for our first wholesale distribution center consisting of a cold storage facility including quick freezing, freezer and chill rooms, a processing and packaging area, and a retail outlet for live and frozen seafood, which the Company refers to as its Wholesale and Seafood Processing Shop (“WSPS”).

Subsequently thereto, a group of Chinese businessmen and the Company entered into an SJVC Agreement, and a Consulting and Servicing Agreement with the Company and CA, respectively for the development and establishment of the WSPS. Management anticipates that preliminary operation of WSPS will start in August 2012.

Please refer to the WSPS SJVC and the related WSPS Consulting and Services Agreement attached to this Form 10-Q as Exhibit 10.5 and Exhibit 10.6, respectively.

Progress on Import and Export of Seafood:

As stated in the Prior 10-Q, most of China’s aquaculture imports, which originate in South Asian countries, are extremely poor in quality because of infestation with chemicals and pollutants unfit for human consumption, with the result that importation of much of the seafood from South Asian countries to China has been banned. China’s aquaculture industry is faced with the same dilemma, resulting in China’s seafood exports to other countries declining year over year. Consequently, management began investigating importing seafood from Norway, a country that is surrounded by clean waters, and currently producing abundant supplies of seafood for European countries. Norway has very stringent health standards applied to its wild and farm harvested aquaculture industries.

As of June 30, 2012, the Company has: (i) ordered over 80 MT of mixed variety of fish Norway, of which over 60 MT was delivered to a wholesaler/processor operating in Malaysia, and another 20 MT was imported to China to be sold by our WSPS, and (ii) ordered over 260 MT of peeled shrimp from Vietnam and Cambodia suppliers targeting delivery for resale at WSPS beginning in August 2012.The peeled shrimp are ocean captured species requiring sanitary certification by the health department of each of Vietnam and Cambodia, and are subject to clearance by the China Commercial Goods Investigation Authority before being imported to China.

Progress and development on the Restaurant Chain:

As stated in the Prior 10-Q, the Company was negotiating with a group of restaurant chain operators to acquire equity in their operations, including exclusivity on beef supplied to those facilities from its operations. On June 1, 2012 a Memorandum of Understanding (the “MOU”) was executed between the Company and the controlling shareholder of this restaurant group, Guangzhou City Wang XiangCheng Enterprise Management Consulting Co. Ltd. (“WXCE”).WXCE is the developer and franchisor of a restaurant chain under the Brand Name “Leonie” having restaurant operations located throughout Malaysia and Guangzhou City, PRC. Pursuant to the MOU, the Company (or its designee) will have the right to acquire up to 51% of WXCE within two years of its execution for a price equal to 125% of the net tangible assets of 51% of WXCE at the time the purchase is consummated. In the interim, the MOU provides that the Company will be the main supplier of beef, HU flowers and seafood to WXCE. Management believes this arrangement will allow the Company to begin conducting its retailing activity earlier than expected and at a lower initial cost that it would have incurred had it opted to attempt to create its own restaurant chain.

Please refer to the Memorandum of Understanding attached to this Form 10-Q as Exhibit 10.7.

Off Balance Sheet Arrangements:

None.

Other Significant Factors That May Affect Cash/Liquidity:

Inflation factors affecting operations:

On the surface the, Government’s anti-inflationary measures seemed to be working during the first quarter of 2012. However, management remains concerned since most of the building materials, cost of labor and essential consumer goods are still rising at a higher rate than GDP. Its impact on consumer spending has not seemed to materialize, though, with growth in spending maintaining an upward trajectory.

As of June 30, 2012, the Company had no other significant transactions that may affect our cash/liquidity other than those mentioned in this Form 10-Q.

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit at that institution.

Income Taxes

There was no income tax for the six months ended June 30, 2012 or 2011. Under tax legislation in China, beginning January 2008, the agriculture, dairy and aquaculture sectors were exempted from enterprise income taxes. However, as mentioned earlier, as of April 30, 2012, the income tax rate of JFD of 50% was reduced to 25% by the local authorities, while the Company remains in negotiation with local tax authorities to resolve this issue. While the rate has been reduced, management of CA remains of the opinion that any tax on agriculture, amount notwithstanding, is contradictory to the China Central Government’s incentive policy toward the industry. Therefore, management has decided to continue its appeal on this issue.

Liquidity and Capital Resources

As of June 30, 2012, we had unrestricted cash and cash equivalents of $2,692,365 (see notes to the consolidated financial statements), and our working capital as of June 30, 2012 was at $78,380,452.

As of June 30, 2012, we have no long term debts.

Net Cash (Used in) Provided by Operating Activities. Cash provided by operating activities from continuing operations totaled $9,887,541 for the six months ended June 30, 2012. This compares with cash provided by operating activities from continuing operations of $7,968,407 for the six months ended June 30, 2011. The increase in cash flows from operations primarily resulted from net cash provided by net income for the year after adjustments of non- cash items.

Net Cash Used in Investing Activities. Cash used in investing activities from continuing operations totaled ($11,722,784) for the six months ended June 30, 2012.This compares with cash used in investing activities from continuing operations of ($5,859,059) for the six months ended June 30, 2011.

Net Cash (Used in) Provided by Financing Activities. Cash provided by financing activities from continuing operations totaled $1,672,033 for the six months ended June 30, 2012. This compares with cash used in financing activities from continuing operations of $3,905 for the six months ended June 30, 2011.

Net Cash (Used in) Provided by Operating Activities. Cash provided by operating activities from discontinued operations totaled $0 for the six months ended June 30, 2012. This compares with cash used in operating activities from discontinued operations of $0 for the six months ended June 30, 2011.

Net Cash Used in Investing Activities. Cash used in investing activities from discontinued operations totaled $0 for the six months ended June 30, 2012. This compares with cash used in investing activities of $3,137,885 for the six months ended June 30, 2011 due to withdrawal of cash and cash equivalents of discontinued dairy segment of $3,137,885 in the first quarter of 2011.

Net Cash (Used in) Provided by Financing Activities. Cash provided by financing activities from discontinued operations totaled $0 for the six months ended June 30, 2012. This compares with cash provided by financing activities from discontinued operations of $0 for the six months ended June 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this quarterly report, we issued an aggregate of 7,037,348 shares of our common stock to eight persons, three of whom are residents of the United States. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Section 4(2). The shares were issued in consideration for extinguishment of debt in the aggregate amount of $4,572,258 based on a price of the common stock of an average of approximately $0.65 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Addendum to Consulting and Services Agreement*

10.2	SJVC Agreement*

10.3	Consulting and Services Agreement*

10.4	Agreement to Purchase Young Beef*

10.5	WSPS SJVC*

10.6	WSPS Consulting and Services Agreement*

10.7	Memorandum of Understanding*

31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended *

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002) *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

August 14, 2012	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2012	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

August 14, 2012	By:	/s/ TAN POAY TEIK
Tan PoayTeik
Chief Officer, Marketing

August 14, 2012	By:	/s/ CHEN BORHANN
Chen BorHann
Corporate Secretary

- 26 -