Form 10-Q/A
period 2012-06-30
Sino Agro Food, Inc.
filed 2012-08-17
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to Sino Agro Food, Inc.’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Filing”), is to provide the consolidated financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language) and to furnish Exhibit 101 to the Original Filing in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Original Filing formatted in XBRL.

No other changes have been made in this Amendment to the Original Filing. This Amendment speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing date and does not modify or update in any way disclosures made in the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.1	Addendum to Consulting and Services Agreement**

10.2	SJVC Agreement**

10.3	Consulting and Services Agreement**

10.4	Agreement to Purchase Young Beef**

10.5	WSPS SJVC**

10.6	WSPS Consulting and Services Agreement**

10.7	Memorandum of Understanding**

31.1	Certification of the Chief Executive Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended **

31.2	Certification of the Chief Financial Officer pursuant to §240.13a−14 or §240.15d−14 of the Securities Exchange Act of 1934, as amended **

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002) **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Furnished with this Amendment.

** Previously filed or furnished as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

August 17, 2012	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)