Form 10-Q
period 2012-09-30
Sino Agro Food, Inc.
filed 2012-11-15
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-54191

SINO AGRO FOOD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-1219070
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Room 3801, Block A, China Shine Plaza No. 9 Lin He Xi Road Tianhe District, Guangzhou City, P.R.C.	510610
(Address of Principal Executive Offices)	(Zip Code)

(86) 20 22057860

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

As of September 30, 2012, there were 91,931,287 shares of our common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

INDEX TO QUARTERLY FINANCIAL REPORT

PAGE

CONSOLIDATED BALANCE SHEETS	F - 1

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F - 2

CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F- 4 - F - 37

3

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash and cash equivalents	$5,411,583	$1,387,908
Inventories	15,702,905	4,435,445
Cost and estimated earnings in excess of billings on uncompleted contracts	2,429,907	456,104
Deposits and prepaid expenses	31,260,184	14,868,838
Accounts receivable, net of allowance for doubtful accounts	59,880,431	27,531,915
Due from related parties	12,820,752	15,820,752
Other receivables	7,932,944	9,688,871
Total current assets	135,438,706	74,189,833
Property and equipment
Property and equipment, net of accumulated depreciation	8,003,872	2,667,765
Construction in progress	10,410,966	3,577,869
Land use rights, net of accumulated amortization	54,945,220	56,507,470
Total property and equipment	73,360,058	62,753,104
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	8,213,501	6,977,675
Long term accounts receivable	-	5,936,718
License rights	1	1
Unconsolidated equity investee	-	1,258,607
Total other assets	8,938,442	14,897,941
Total assets	$217,737,206	$151,840,878
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,284,693	$1,202,104
Billings in excess of costs and estimated earnings on uncompleted contracts	5,198,425	1,962,119
Due to a director	1,029,974	289,764
Dividends payable	3,146,987	155,957
Other payables	11,502,538	11,968,148
Due to related parties	-	867,413
Short term bank loan	1,577,038	-
	25,739,655	16,445,505
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value	-	-
(10,000,000 shares authorized, 7,000,100 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)
Series A preferred stock: $0.001 par value	-	-
(100 shares designated, 100 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively)
Series B convertible preferred stock: $0.001 par value)	7,000	7,000
(10,000,000 shares designated, 7,000,000 shares issued and outstanding)
as of September 30, 2012 and December 31, 2011, respectively)
Series F Non-convertible preferred stock: $0.001 par value)	-	-
(1,000,000 shares designated, 0 shares issued and outstanding)
as of September 30, 2012 and December 31, 2011, respectively)
Common stock: $0.001 par value	91,931	67,034
(100,000,000 shares authorized, 91,931,287 and 67,034,262 shares issued and oustanding as of September 30, 2012 and December 31, 2011, respectively)
Additional paid - in capital	86,354,021	72,794,902
Retained earnings	85,956,571	50,395,444
Accumulated other comprehensive income	3,503,608	3,446,838
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	174,663,131	125,461,218
Non - controlling interest	17,334,420	9,934,155
Total stockholders' equity	191,997,551	135,395,373
Total liabilities and stockholders' equity	$217,737,206	$151,840,878

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Continuing operations
Revenue	48,350,688	20,700,466	89,678,991	30,527,367
Cost of goods sold	22,597,854	10,995,486	42,354,317	15,067,749
Gross profit	25,752,834	9,704,980	47,324,674	15,459,618
General and administrative expenses	(1,317,759)	(1,708,236)	(6,275,758)	(2,949,948)
Net income from operations	24,435,075	7,996,744	41,048,916	12,509,670
Other income (expenses)
Government grant	3,312	-	82,164	-
Other income	127,551	91,289	564,749	109,905
Gain (loss) of extinguishment of debts	641,831	49,265	1,459,343	631,691
Interest expenses	(5,630)	-	(5,630)	-
Net other income (expenses)	767,064	140,554	2,100,626	741,596
Net income before income taxes	25,202,139	8,137,298	43,149,542	13,251,266
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	25,202,139	8,137,298	43,149,542	13,251,266
Less: Net (income) loss attributable to the non - controlling interest	(2,476,834)	(1,863,825)	(4,462,754)	(3,055,402)
Net income (loss) from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	22,725,305	6,273,473	38,686,788	10,195,864
Discontinued operations
Net income from discontinued operations	-	-	-	10,203,951
Less: Net income attributable to the non - controlling interest	-	-	-	-
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries	-	-	-	10,203,951
Net income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	22,725,305	6,273,473	38,686,788	20,399,815
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(545,616)	477,072	1,095	3,329,282
Comprehensive income (loss)	22,179,689	6,750,545	38,687,883	23,729,097
Less: other comprehensive (income) loss attributable to the non - controlling interest	186,885	(185,214)	55,675	(580,930)
Comprehensive income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries	22,366,574	6,565,331	38,743,558	23,148,167
Dividend	3,125,661	-	3,125,661	-
Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	$0.27	$0.11	$0.51	$0.34
Diluted	$0.25	$0.10	$0.47	$0.31
Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing operations
Basic	$0.27	$0.11	$0.51	$0.17
Diluted	$0.25	$0.10	$0.47	$0.15
Weighted average number of shares outstanding:
Basic	84,475,977	57,889,347	75,676,204	59,542,620
Diluted	91,475,977	64,889,347	82,676,204	66,542,620

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss) from continuing operations	$38,686,788	$13,251,266
Adjustments to reconcile net income (loss) from continuing operations to net cash from operations:
Depreciation	320,519	139,251
Amortization	1,826,424	692,835
Common stock issued for services	2,139,057	1,069,529
Gain on extinguishment of debts	(1,459,343)	(631,691)
Changes in operating assets and liabilities:
Increase in inventories	(7,458,736)	(529,144)
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	(1,973,803)	(23,752)
Increase in deposits and prepaid expenses	(18,172,533)	(2,268,224)
Increase in due to a director	13,966,356	1,018,321
Increase in accounts payable and accrued expenses	852,493	767,466
Increase in other payables	850,877	18,643,702
Increase in accounts receivable	(26,411,798)	(16,018,426)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	3,236,306	3,150,035
Decrease in amount due to related parties	(867,413)	-
Decrease in amount due from related parties	3,000,000	-
Decrease (increase) in other receivables	1,755,926	(14,951,249)
Net cash provided by operating activities	10,291,120	4,309,919
Cash flows from investing activities
Purchases of property and equipment	(2,527,245)	(233,320)
Acquisition of proprietary technologies	(1,500,000)	-
Investment in unconsolidated corporate joint venture	-	(698,855)
Business combination of a subsidiary	(2,499,184)	-
Payment for construction in progress	(2,317,082)	(624,026)
Net cash used in investing activities	(8,843,511)	(1,556,201)
Cash flows from financing activities
Short term bank loan raised	1,577,038	-
Non - controlling interest contribution	2,993,186	-
Dividends paid	(134,631)	(3,905)
Net cash provided by (used in) financing activities	4,435,593	(3,905)
Net cash provided by continuing operations	5,883,202	2,749,813
Cash flows from discontinued operations
Net cash provided by operating activities	-	-
Net cash used in investing activities	-	(3,137,885)
Net cash provided by financing activities	-	-
Net cash used in discontinued operations	-	(3,137,885)
Effects on exchange rate changes on cash	(1,859,527)	(1,979,445)
Increase (decrease) in cash and cash equivalents	4,023,675	(2,367,517)
Cash and cash equivalents, beginning of period	1,387,908	3,890,026
Cash and cash equivalents, end of period	5,411,583	1,522,509
Less: cash and cash equivalents at the end of the period - discontinued operation	-	-
Cash and cash equivalents at the end of the period - continuing operations	$5,411,583	$1,522,509
Supplementary disclosures of cash flow information:
Cash paid for interest	$5,630	-
Cash paid for income taxes	-	-
Non - cash transactions
Common stock issued for settlement of debts	$14,683,489	$4,550,369
Common stock issued for services and compensation	$357,870	$4,278,114
Common stock acquired for cancellation	$-	$(820,000)
Common stock issued	$-	$780,000
Disposal proceeds receivable of sale of subsidiaries , HYT and ZX	$2,386,233	$17,935,905
Land use rights payable due to related parties	$-	$25,469,078
Transfer construction in progress to property and equipment	$4,478,667	$-
Acquisition of treasury stock	$-	$1,250,000

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (the “PRC”):

(a)	Hang Yu Tai Investment Limited (“HYT”), a company incorporated in Macau, the owner of a 78% equity interest in ZhongXingNongMu Ltd (“ZX”), a company incorporated in the PRC;

(b)	Tri-way Industries Limited (“TRW”), a company incorporated in Hong Kong;

(c)	Macau Eiji Company Limited (“MEIJI”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a PRC corporate Sino-Foreign joint venture. HST was dissolved in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foreign joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), a company incorporated in the PRC with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“PMH”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”), incorporated in the PRC, of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

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

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), which was formed in Macau. APWAM then acquired PMH’s 45% equity interest in SJAP. By virtue of the acquisition, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the PRC approved the sale and transfer. As a result, APWAM owned 45% of SJAP and Garwor owned the remaining 55%. This remains the case as of the date of this quarterly report (the “Report”).

On September 9, 2010, an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved.

On February 15, 2011 and on March 29, 2011, the Company entered into an agreement and memorandum of understanding (MOU), respectively, to sell 100% equity interest in HYT group (including HYT and ZX)to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000, with an effective date of January 1, 2011.

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION (CONTINUED)

The Company applied to form Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD”), in which the Company would indirectly own a 25% equity interest on February 28, 2011.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580. The Company presently owns a 75% equity interest in JFD and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JFD.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On September 13, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) in which it owns 75% equity interest with investment of $3,636,326, while withdrawing its 25% equity interest in ECF. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%.

The Company’s principal executive office is located at Room 3901, 39th Floor, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31.2011: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2011: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2011: 100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (12.31.2011: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Eiji Company Limited ("MEIJI")	Macau, PRC	100% (12.31.2011: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	PRC	75% (12.31.2011: 75%) directly	Hylocereus Undatus Plantation ("HU Plantation"). The Company has not commenced beef business.

A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (12.31.2011: 100%) directly	Investment holding

Jiang Men City A Power Fishery Development Co., Limited ("JFD")	PRC	75% indirectly treated as subsidiary (12.31.2011: 25% indirectly and treated as unconsolidated equity interest)	Fish cultivation

Jiangman Hang Mei Cattle Farm Development Co., Limited ("JHMC") Formerly known as Enping City A Power Cattle Farm Co., Limited ("ECF")	PRC	75% (12.31.2011: 25% indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	PRC	26% directly and 50% indirectly (12.31.2011: 26% directly and 50% indirectly)	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2011: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Enping City Bi Tao A Power Prawn Culture Development Co., Limited ("EBAPCD") (pending approval)	PRC	25% (12.31.2011: 25% indirectly)	Prawn cultivation

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, TRW, MEIJI, HJST, ZX, HYT, PMH, JFD, JHMC, HSA and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. HYT and ZX were no longer recognized as subsidiaries as of January 1, 2011 and PMH was dissolved on January 28, 2011.

2.5	BUSINESS COMBINATION

The Company adopted the accounting pronouncements relating to business combination (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed on arising from contingencies. These pronouncements established principles and requirement for how the acquirer of a business recognizes and measures in its financial statements he identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. The Company’s adoption of these pronouncements will have an impact on the manner in which it accounts for any future acquisitions.

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

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues from the Company's fishery development services contracts are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term. The percentage of costs incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

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

For fixed-price contracts, the Company uses the ratio of costs incurred to date on the contract to management's estimate of the contract's total costs, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company accounts for maintenance and repair services under the guidance of ASC 605 as the services provided relate to construction work. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, and estimated profitability arising from contract penalty, change orders and final contract settlements may result in revisions to the estimated profit ability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized as contract costs in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the loss was identified.

The Company’s fishery development consultancy services revenues are recognized when the relevant services are rendered to a buyer.

The Company does not provide warranties to customers on a basis customary to the industry, however, customers can claim warranty directly from product manufacturers for defects in equipment or products. Historically, the Company has experienced no warranty claims.

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.9	COST OF GOODS SOLD

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies.

2.10	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $75,333, $0, $77,478 and $0 for the three months and the nine months ended September30, 2012 and 2011, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $0, $0, $3,167and $0 for the three months and the nine months ended September 30, 2012and 2011, respectively.

2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the Chinese Renminbi (RMB).

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,503,608 as of September 30, 2012 and $3,446,838 as of December 31, 2011. The balance sheet amounts with the exception of equity as of September 30, 2012 and December 31, 2011 were translated using an exchange rate of RMB 6.34 to $1.00 and RMB 6.30 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2012 and September 30, 2011 were RMB 6.33 to $1.00 and RMB 6.51 to $1.00, respectively.

2.13	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in the PRC are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or should the Company become unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of September 30, 2012 and December 31, 2011 are $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.15	INVENTORIES

Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows:

(a)	raw materials – purchase cost on a weighted average basis;

(b)	manufactured finished goods and work-in-progress – cost of direct materials and labor and a proportion of manufacturing overhead based on normal operation capacity but excluding borrowing costs; and

(c)	retail and wholesale merchandise finished goods – purchase cost on a weighted average basis.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs fof completion and the estimated costs necessary to make the sale.

2.16	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the property and equipment as a replacement only if it is eligible for capitalization. The assets’ residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at each financial year end.

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

(a)	equity-at-risk is not sufficient to support the entity's activities;

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

Treasury stock means shares of a corporation’s own stock that have been issued and subsequently reacquired by the corporation. Converting outstanding shares to treasury shares does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive dividends. Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

State laws and federal agencies closely regulate transactions involving a company’s own capital stock, so the purchase of outstanding shares must have a legitimate purpose. Some of the most common reasons for purchasing outstanding shares are as follows:

(a)	to meet additional stock needs for various reasons, including newly implemented stock option plans, stock for convertible bonds or convertible preferred stock, or a stock dividend.

(b)	to make more shares available for acquisitions of other entities.

The cost method of accounting for treasury shares has been adopted by the Company. The purchase of outstanding shares and thus converting them into treasury shares is treated as a temporary reduction in shareholders’ equity in view of the expectation to reissue the shares instead of retiring them. When the Company reissues the treasury shares, the temporary account is eliminated. The cost of acquiring outstanding shares for converting into treasury shares is charged to a contra account, in this case a contra equity account that reduces the stockholder equity balance.

2.24	INCOME TAXES

The Company accounts for income taxes under the provisions of ASC Topic 740 “Accounting for Income Taxes.” Under ASC Topic 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks on September 30, 2012 and December 31, 2011 amounted to $ 4,686,589 and $1,379,837, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the PRC. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Customer A	30.37%	-	29.16%	-
Customer B	19.85%	27.79%	23.64%	31.57%
Customer C	13.17%	-	11.16%	-
Customer D	11.04%	11.01%	8.26%	7.63%
Customer E	6.23%	-	8.79%	-
Customer F	-	14.91%	-	10.78%
Customer G	-	9.85%	-	8.33%
Customer H	-	7.50%	-	-
Customer I	-	6.29%	-	8.34%
	80.66%	77.35%	81.01%	66.65%

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	September 30, 2012	December 31, 2011

Customer A	17.70%	15.31%
Customer B	15.74%	-
Customer C	11.01%	8.22%
Customer D	10.53%	-
Customer E	10.35%	8.39%
Customer F	-	-
Customer G	-	9.14%
Customer H	-	8.60%
	65.33%	49.66%

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2012 and December 31, 2011, the Company determined no impairment charges were necessary.

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

For the three months ended September 30, 2012 and 2011, basic earnings per share from continuing and discontinued operations attributable to the Company’s common stockholders amounted to $0.27 and $0.11, respectively. For the three months ended September 30, 2012 and 2011, diluted earnings per share from continuing and discontinued operations attributable to the Company’s common stockholders amounted to $0.25 and $0.10, respectively.

For the three months ended September 30, 2012 and 2011, basic earnings per share from continuing operations attributable to the Company’s common stockholders amounted to $0.27 and $0.11, respectively. For the three months ended September 30, 2012 and 2011, diluted earnings per share from continuing operations attributable to the Company’s common stockholders amounted to $0.25 and $0.10, respectively.

For the nine months ended September 30, 2012 and 2011, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.51 and $0.34, respectively. For the nine months ended September 30, 2012 and 2011, diluted earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.47 and $0.31, respectively.

For the nine months ended September 30, 2012 and 2011, basic earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.51 and $0.17, respectively. For the nine months ended September 30, 2012 and 2011, diluted earnings per share from continuing operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.47 and $0.15, respectively.

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

PRC state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution made by the employer.

SINO AGRO FOOD, INC.

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

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2012 or December 31, 2011, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended September 30, 2012 or September 30, 2011.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

2.33	NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect the adoption of ASU 2011-01 to have a significant impact on its consolidated financial statements.

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

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company will apply these amendments for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in financial statements. The Company operates in four principal reportable segments: Fishery Development Division, the HU Plantation Division, the Organic Fertilizer and Bread Grass Division, the Cattle Development Division and the Corporate Division. The Company and discontinued its Dairy Production Division effective January 1, 2011.

For the three months ended September 30, 2012
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$27,088,699	$7,236,186	$5,496,650	$8,529,153	$-	$-	$48,350,688

Net income (loss)	$11,830,875	$4,320,995	$1,267,065	$5,154,959	$151,411	$-	$22,725,305

Total assets	$25,975,865	$31,370,316	$73,208,017	$19,847,979	$67,335,029	$-	$217,737,206

For the three months ended September 30, 2011
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$10,789,890	$3,240,399	$4,592,078	$2,078,099	$-	$-	$20,700,466

Net income (loss)	$3,724,359	1,764,726	$1,015,818	$1,091,074	($1,322,604)	$-	$6,273,373

Total assets	$29,093,904	$26,039,074	$13,086,816	$6,780,853	$75,222,029	$-	$150,222,676

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

For the nine months ended September 30, 2012
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$53,983,072	$9,318,049	$15,125,291	$11,252,579	$-	$-	$89,678,991

Net income (loss)	$25,423,347	$5,411,573	$2,302,083	$6,341,554	$(791,769)	$-	$38,686,788

Total assets	$25,975,865	$31,370,316	$73,208,017	$19,847,979	$67,335,029	$-	$217,737,206

For the nine months ended September 30, 2011
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$14,905,109	$4,462,640	$8,126,943	$3,032,675	$-	$-	$30,527,367

Net income (loss)	$6,190,049	2,318,151	$1,839,163	$1,364,432	$(1,515,931)	$10,203,951	$20,399,815

Total assets	$29,093,904	$26,039,074	$13,086,816	$6,780,853	$75,222,029	$-	$150,222,676

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

United States of America

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the financial statements of the Company

China

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

However as of September 30, 2012 JFD has been levied with an EIT of 25%, which JFD is appealing to the Taxation Department for a waiver of this tax. The Company expects to prevail in its appeal, therefore there is no EIT being provided for JFD during the nine months ended September 30, 2012.

No EIT has been provided in the financial statements of CA, ZX, JHST and SJAP since they are exempt from EIT for the nine months ended September 30, 2012 and 2011 as they are within the agriculture, dairy and fishery sectors.

No EIT has been provided in the financial statements of HSA for the income earned during the nine months ended September 30, 2012 and 2011 as HSA incurred a tax loss for the period.

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

As a result, neither Belize nor Malaysia corporate tax is provided for in the financial statements of CA for the nine months ended September 30, 2012 and 2011.

Hong Kong

No Hong Kong profits tax has been provided in the financial statements of PMH and TRW, since these entities did not earn any assessable profits for the nine months ended September 30, 2012 and 2011.

Macau

No Macau Corporation tax has been provided in the financial statements of HYT, APWAM and MEIJI since these entities did not earn any assessable profits for the nine months ended September 30, 2012 and 2011.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS

On February 15, 2011 and on March 29, 2011, the Company entered into an agreement and memorandum of understanding, respectively, to sell 100% equity interest in HYT group (including HYT and ZX)to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000, with an effective date of January 1, 2011. HYT group contributed revenue and net income for the Dairy Production Division. Prior to the sale of HYT group, the Dairy Production Division represented a separate business segment; the disposal group has been treated as a discontinued operation in this quarterly financial report. The post-tax result of the Dairy Production Division has been disclosed as a discontinued operation in the consolidated statement of income and comprehensive income.

(a)	Net income from discontinued operations

		Nine months ended	Nine months ended
	Note	September 30, 2012	September 30, 2011
		(Unaudited)	(Unaudited)

Revenue		$-	$-

Cost of goods sold		-	-

Gross profit		-	-

General and administrative expenses		-	-
Net income from operations		-	-

Interest expense		-	-
Net income before income taxes		-	-

Net income from sale of subsidiaries		-	10,203,951
Net income before income taxes		-	10,203,951
Provision for income taxes		-	-
Net income from discontinued operations		-	10,203,951
Less: Net income attributable to the non - controlling interest		-	-
Net income from discontinued operations attributable to the Company and subsidiaries		$-	$10,203,951

(b)	Consideration received

Nine months ended
September 30,2012

Consideration received in cash and cash equivalents	$704,388
Disposal proceeds receivable of sale of subsidiaries	44,295,612
Total consideration proceeds	$45,000,000

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(c)	Analysis of consolidated assets and liabilities of subsidiaries, HYT and ZX as of December 31, 2010

December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$3,137,885
Inventories	7,495,794
Deposits and prepaid expenses	8,874,285
Accounts receivable, net of allowance for doubtful accounts	6,044,666
Other receivables	2,069,514
Total current assets	27,622,144
Property and equipment

Property and equipment, net of accumulated depreciation	14,612,953
Goodwill	11,275,060
Land use rights, net of accumulated amortization	9,441,158
Total property and equipment	35,329,171

Total assets	$62,951,315

Less: LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$22,409
Other payables	11,167,319
Total current liabilities	11,189,728

Other liabilities
Long term debt	3,776,435

Total liabilities	14,966,163
Net assets of subsidiaries, HYT and ZX as of December 31, 2010 disposed of	$47,985,152

(d)	Net cash outflow on sale of subsidiaries, HYT and ZX

Nine months ended
September 30, 2011

Cash and cash equivalents balance disposed of	$(3,137,885)
Net cash outflow on sale of subsidiaries, HYT and ZX	$(3,137,885)

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(e)	Detailed cash flow from discontinued operations

		Nine months ended	Nine months ended
	Note	September 30, 2012	September 30, 2011
		(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income for the period		$-	$10,203,951
Adjustments to reconcile net income to net cash from operations:
Depreciation		-	-
Amortization		-	-
Net gain of sale of subsidiaries, HYT and ZX		-	(10,203,951)
Changes in operating assets and liabilities:
Increase in inventories		-	-
Increase in deposits and prepaid expenses		-	-
Increase in other payables		-	-
Decrease in accounts receivable		-	-
Decrease in other receivables		-	-
Net cash provided by operating activities		-	-
Cash flows from investing activities
Net cash outflow on sale of subsidiaries, HYT and ZX		-	(3,137,885)
Payment for acquisition of land use rights		-	-
Payment for construction in progress		-	-
Net cash used in investing activities		-	(3,137,885)
Cash flows from financing activities
Net cash provided by financing activities		-	-

Effects on exchange rate changes on cash		-	-
(Decrease) increase in cash and cash equivalents		-	(3,137,885)

Cash and cash equivalents, beginning of period		-	3,137,885

Cash and cash equivalents, end of period		$-	$-

Supplementary disclosures of cash flow information:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-
Non - cash transactions
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX		$2,386,233	$44,295,612

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DIVIDEND

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted F Non – Convertible Preferred Stock for every 100 shares of common stock owned by the stockholders as of September 28, 2012 (the “Record Date”), with lesser or greater amounts being rounded up to the nearest 100 shares of common stock for purpose of the computing the dividend. The holders of record of shares of Series F Non – Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014.

As of September 30, 2012, the Company had issued 91,931,287 issued and outstanding shares common stock.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Dividend	$3,125,661	$-	$3,125,661	$-

7.	CASH AND CASH EQUIVALENTS

	September 30, 2012	December 31, 2011

Cash and bank balances	$5,411,583	$1,387,908

8.	INVENTORIES

As of September 30, 2012, inventories are as follows:

	September 30, 2012	December 31, 2011

Marble Goble	$1,409,422	$-
Bread grass	1,505,249	449,984
Beef cattle	3,929,206	825,853
Beef meat	218,605
Organic fertilizer	982,317	807,689
Forage for cattle and consumable	698,521	-
Raw materials for bread grass and organic fertilizer	6,860,931	1,398,965
Raw materials for HU plantation	-	11,111
Immature seeds	-	842,313
Unharvested HU plantation	98,654	99,530
	15,702,905	4,435,445

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DEPOSITS AND PREPAID EXPENSES

	September 30, 2012	December 31, 2011
	$	$

Deposits for
acquisition of land use rights	4,453,665	4,453,665
inventory purchases	19,227,736	5,190,952
Shares issued for employee compensation and oversea professional fee	357,870	2,139,057
Aquaculture contract with Gao Riqiang	3,872,808	3,085,164
Temporary payment for acquiring equity investments	3,348,105	-
	31,260,184	14,868,838

The Company made temporary deposit payments for equity investments in the future development of a prawn farm hatchery and a prawn farm nursery.

10.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2012 and December 31, 2011. Bad debts written off for the nine months ended September 30, 2012 and 2011 are $0.

Aging analysis of accounts receivable is as follows:

	September 30, 2012	December 31, 2011

0 - 30 days	$12,551,746	$20,061,598
31 - 90 days	36,484,545	1,828,058
91 - 120 days	7,055,652	2,457,259
over 120 days and less than 1 year	3,788,488	3,185,000
over 1 year	-	5,936,718
	59,880,431	33,468,633
Less: amounts reclassified as long term accounts receivable	-	(5,936,718)
	$59,880,431	$27,531,915

11.	OTHER RECEIVABLES

	September 30, 2012	December 31, 2011

Temporary payments	$2,561,111	$656,092
Due from employees	246,459	130,191
Due from third parties	5,125,375	8,902,588
	$7,932,945	$9,688,871

Payments due from employees and third parties are unsecured, interest free and without fixed term of repayment. Payments due from employees are the amounts advanced for handling business transactions on behalf of the Company, and are reconciled once the business transactions have been completed.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DUE FROM RELATED PARTIES

	December 31, 2011

Due from proceeds receivable	$2,386,233	$5,386,233

Due from HYT	10,434,519	10,434,519
	$12,820,752	$15,820,752

The Company sold the HYT group (including HYT and ZX) effective January 1, 2011. Due from HYT is an unsettled balance, which is unsecured, interest free and to be repaid within one year from December 31, 2011.

Disposal proceeds receivable in the amount of $44,295,612 from the sale of subsidiaries are due from Mr. Xi Ming Sun, a director of ZhongXingNong Nu Co., Ltd., (i) of which $3,796,215 was settled by way of equal installments of $759,243 each on April 30, June 30, August 31, October 31 and December 31 of 2011; and (ii) the remaining $40,499,397 shall be settled by way of cash toward the Company’s purchase cost of Land (or land use rights) and / or by way of Land (or land use rights) acceptable to the Company as stated in the agreement.

As of September 30, 2012, the outstanding amount due from Mr. Xi Ming Sun is $2,386,233.

Due from proceeds receivable is unsecured, interest free and has no fixed term of repayment.

13.	PLANT AND EQUIPMENT

	September 30, 2012	December 31, 2011

Plant and machinery	1,960,736	$1,855,068
Structure and leasehold improvements	4,132,181	27,211
Mature seeds	1,373,759	503,663
Furniture and equipment	1,349,077	773,185
Motor vehicles	106,298	106,298
	8,922,051	3,265,425

Less: Accumulated depreciation	(918,179	(597,660)
Net book value	8,003,872	2,667,765

Depreciation expense was $ 137,365 and $53,485 for the three months ended September 30, 2012 and 2011, respectively.

Depreciation expense was $320,519 and $139,251 for the nine months ended September 30, 2012 and 2011, respectively.

14.	CONSTRUCTION IN PROGRESS

	September 30, 2012	December 31, 2011

Construction in progress
- Oven room for production of dried flowers	$821,650	$826,359
- Office, warehouse and organic fertilizer plant in Shenghua Yili	510,450	26,646
- Organic fertilizer and bread grass production plant, and office buildings	5,861,064	2,724,864
- Rangeland for beef cattle and office building	3,217,803	-
	$10,410,967	$3,577,869

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

15.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the PRC. Instead, the Company has leased five lots of land. The cost of the first lot of land use rights acquired in 2007 was $6,194,505, which consists of 1,985.06 acres in the Hebei Province with leaseholds expiring in 2036, 2051, 2067 and 2077. The cost of the second lot of land use rights acquired in 2007 in the Guangdong Province was $6,408,289 and consists of 174.94 acres with the lease expiring in 2067. The cost of the third lot of land use rights acquired in 2008 in the Guangdong Province was $764,128, which consists of33.68 acres with the lease expiring in 2068. The cost of the fourth lot of land use rights acquired in 2010 in the Hebei Province was $3,223,411, which consists of 825 acres with the lease expiring in 2066.The first lot of land use rights with the original cost of $6,194,505 and the fourth lot of land use rights with the original cost of $3,223,411 were disposed of with the sale of a subsidiary of ZX. The cost of the fifth lot of land use rights acquired in 2011 was $7,042,831, which consists of 57.58 acres in the Guangdong Province, with the lease expiring in 2037.

	September 30, 2012	December 31,2011

Cost	$57,845,574	$57,845,574

Less: Accumulated amortization	(2,900,354)	(1,338,104)

Net carrying amount	$54,945,220	$56,507,470

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years.

Amortization of land use rights was $476,096 and $ 306,405 for the three months ended September 30, 2012 and 2011, respectively. Amortization of land use rights was $1,562,250 and $435,049 for the nine months ended September 30, 2012 and 2011, respectively.

16.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On March 6, 2012 MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattlefor$1,500,000.

	September 30, 2012	December 31, 2011

Proprietary technologies	$9,500,000	$8,000,000
Less: Accumulated amortization	(1,286,499)	(1,022,325)
Net carrying amount	$8,213,501	$6,977,675

Amortization of proprietary technologies was $88,166 and $79,692 for the three months ended September 30, 2012 and 2011, respectively. Amortization of proprietary technologies was $264,174 and $ 257,786 for the nine months ended September 30, 2012 and 2011, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	September 30, 2012	December 31, 2011

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

18.	UNCONSOLIDATED EQUITY INVESTEE

On February 11, 2011, CA applied to form a corporate joint venture, Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD”), incorporated in the People’s Republic of China. CA has the right to acquire up to a 75% equity interest in EBAPCD. EBAPCD has not commenced its business of prawn cultivation.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while it withdrew its 25% equity interest in EBAPFD. As of December 31, 2011, the Company invested $1,258,607 in JFD. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580. The Company presently owns a 75% equity interest in JFD and controls its board of directors. As result, the Company has consolidated the assets and operations of JFD.

The Company has consolidated the assets and operations of JFD.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), incorporated in the People’s Republic of China. MEIJI had 25% equity interest in ECF. The PRC Government granted the official name of Jiangmen Hang Meiji Cattle Farm Development Co., Limited (“JHMC”) to ECF on June 3, 2012. As of September 30, 2012, the Company has invested $1,076,489 in JHMC, which has not commenced operations.

	September 30, 2012	December 31,2011

Investment in unconsolidated joint venture	$-	$1,258,607

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

19.	VARIABLE INTEREST ENTITY (CONTINUED)

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the People’s Republic of China. As of June 30, 2012, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

Continuous assessment of the VIE relationship with SJAP

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2012, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

The reasons for the changes are as follows:

•Originally, the board of directors of SJAP consisted of 7 members; 3 appointees from Qinghai Sanjiang (one stockholder), 1 from Garwor (one stockholder), and 3 from the Company, such that the Company did not have majority interest represented on the board of directors of SJAP.

•On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the People’s Republic of China approved the sale and transfer.

Consequently Garwor and the Company agreed that the new board of directors of SJAP would consist of 3 members; 1 appointee from Garwor and 2 appointees from the Company, such that the Company now had a majority interest in the board of directors of SJAP. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s management appointed the chief financial officer of SJAP.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	OTHER PAYABLES

	September 30, 2012	December 31, 2011

Due to third parties	$11,502,538	$10,794,449
Due to employees and others	-	1,114,848
Land use rights payable	-	58,851
	$11,502,538	$11,968,148

Payables due to third parties, related parties, employees and others are unsecured, interest free and have no fixed terms of repayment.

22.	DUE TO RELATED PARTIES

	September 30, 2012	December 31, 2011

Due to related parties	-	$867,413

Payables due to related parties are unsecured, interest free and have no fixed terms of repayment.

23.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS/BILLINGS ON UNCOMPLETED CONTRACTS IN EXCESS OF COSTS AND ESTIMATED EARNINGS

(i)	The net liabilities position for contracts in progress consisted of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

Billings	$30,365,325	$21,472,040
Less: Costs	(8,348,756)	(9,136,685)
Estimated earnings	(19,428,051)	(10,829,340.0)
Billing in excess of costs and estimated earnings on uncompleted contract	$2,588,518	$1,506,015

(ii)

	September 30, 2012	December 31, 2011

Costs	$4,377,167	$887,540
Estimated earnings	9,922,820	1,974,204
Less: Billings	(11,870,080)	(2,405,640.0)
Costs and estimated earnings in excess of billings on uncompleted contract	$2,429,907	$456,104

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

23.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS/BILLINGS ON UNCOMPLETED CONTRACTS IN EXCESS OF COSTS AND ESTIMATED EARNINGS (CONTINUED)

(iii)

	September 30, 2012	December 31, 2011

Billings	$18,495,245	$19,066,400
Less: Costs	(3,791,589)	(8,249,145)
Estimated earnings	(9,505,231)	(8,855,136)
Billing in excess of costs and estimated earnings on uncompleted contract	$5,198,425	$1,962,119

24.	SHORT TERM BANK LOAN

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Name of bank	Interest rate	Term	September 30, 2012		December 31, 2011

Agricultural Bank of China,	6%	August 8, 2012 -
Huang Yuan Country branch, PRC		August 29, 2013	$1,577,038	^*	$-

^	guaranteed by third parties
*	secured by land use rights

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	SHAREHOLDERS’ EQUITY

On March 22, 2010, the Company designated 100 shares of Series A preferred stock at a par value per share of $0.001. As of the same date, 100 shares of Series A preferred stock were issued at $1 per share for cash in the amount of $100.

The Series A preferred stock:

(i)	does not pay a dividend;

(ii)	votes together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80%, which is allocated to the outstanding shares of Series A Preferred Stock; and

(iii)	ranks senior to common stockholders, holders of Series B convertible preferred stockholders and any other stockholders on liquidation.

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.

The Series B convertible preferred stock:

On March 22, 2010, the Company designated 7,000,000 shares of Series B convertible preferred stock at a par value per share of $0.001. The Series B convertible preferred stock is redeemable, the stockholders are not entitled to receive any dividend and voting rights but rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were surrendered for cancellation and the Company issued 7,000,000 shares of Series B convertible preferred stock at $1.00 per share. There were 7,000,000 shares of Series B convertible preferred stock issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.

On August 13, 2012, the Company designated 1,000,000 shares of preferred stock with a par value per share of $0.001 as Series F Non-Convertible Preferred Stock with a face value of $1.00 per share with 0 shares issued and outstanding as of September 30, 2012.

The Series F Non-Convertible Preferred Stock:

(i)	is not redeemable;

(ii)	except for (iv), with respect to dividend rights, rights on liquidation, winding up and dissolution, rank junior and subordinate to (a) all classes of Common Stock,(b) all other classes of Preferred Stock and (c) any class or series of capital securities of the Company.

(iii)	except for (iv), shall not entitled to receive any dividend; and

(iv)	on May 30, 2014, the holders of record of shares of Series F Non-Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share. Upon redemption, the Record Holder shall no longer own any shares of Series F that have been redeemed, and all such redeemed shares shall disappear and no longer exist on the books and records of the Company; redeemed shares of Series F which no longer exist upon redemption shall thereafter be counted toward the authorized but unissued “blank check” preferred stock of the Company.

During the year ended December 31, 2011: (i) the Company reacquired 1,000,000 shares of its common stock which became treasury shares, for $1,250,000 at a price of $1.25 per share; (ii) the Company issued 15,619,397 shares of common stock for $12,499,902 at values ranging from$0.50 to $1.50 per share to settle debts due to third parties; (iii) the Company purchased 8,620,000 shares for $1,579,400 at prices ranging from $0.01 to $0.78 for cancellation; (iv) the Company issued employees a total of 2,760,729 shares of common stock valued at fair value of range from $0.895 per share to $1.01 per share for $2,667,114; and (v) the Company issued 1,800,000 shares of common stock to a certain company that provided consulting services for the benefit of the Company at $0.895 per share for $1,620,000.

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

25.	SHAREHOLDERS’ EQUITY (CONTINUED)

During the three months ended September 30, 2012, the Company issued (i) 11,692,014 shares of common stock for $6,946,250 at values ranging from $0.51 to $0.62 per share to settle debts due to third parties; and (ii) 906,000 shares of common stock valued at fair value of range from $0.40 per share for $357,870 to employees.

During the nine months September 30, 2012, the Company issued 23,991,025 shares of common stock for $14,683,489 at values ranging from $0.43 to $0.64 per share to settle debts due to third parties; and (ii) 906,000 shares of common stock valued at fair value of range from $0.40 per share for $357,870 to employees.

26.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $512 in Enping City, Guangdong Province, PRC, its lease expiring on March 31, 2014;(ii) 2,300 square feet of office space in Guangzhou City, Guangdong Province, PRC for a monthly rent of $4,238, its lease expiring on October 15, 2012; (iii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, PRC for a monthly rent of $11,838, its lease expiring on July 8, 2014 (iv) 1,555 square feet each for two staff quarter in Lilin Country, Hunan Province, PRC for a monthly rent of $159, its lease expiring on January 23, 2013 and May 1, 2014.

Lease expense was $51,546 and $ 14,150 for the three months ended September 30, 2012 and 2011, respectively. Lease expense was $ 83,719 and $ 28,300 for the nine months ended September 30, 2012 and 2011, respectively.

The future minimum lease payments as of September 30, 2012, are as follows:

September 30, 2012
$

Year ended December 31, 2012	38,002
Year ended December 31, 2013	152,008
Year ended December 31, 2014	85,038
Thereafter	-
275,048

27.	BUSINESS COMBINATION

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

First acquisition on January 1, 2012 – 25% equity interest in JFD

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)	BUSINESS COMBINATION (CONTINUED)

The Company allocated the purchase price based on the fair value of the assets acquired as of January 1, 2012.

Net assets acquired:
Property, plant and equipment	$34,919
Construction in progress	4,495,306
Inventories	1,838,337
Less: Other payables	(92,603)
Non-controlling interest	(3,324,729)
25% held by the Company	(1,662,365)
$1,288,865

Satisfied by
Purchase consideration	$1,662,365
Less: Cash acquired	(373,500)
$1,288,865

Second acquisition on April 1, 2012 – 25% equity interest in JFD

The Company allocated the purchase price based on the fair value of the assets acquired as of April 1, 2012.

Net assets acquired:
Property, plant and equipment	$33,535
Construction in progress	4,499,376
Inventories	1,970,387
Accounts receivable	1,337,519
Less: Other payables	(292,663)
Accounts payable	(1,230,096)
Non-controlling interest	(1,702,580)
50% held by the Company	(3,405,159)
$1,210,319

Satisfied by
Purchase consideration	$1,702,580
Less: Cash acquired	(492,261)
$1,210,319

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

28.	STOCK BASED COMPENSATION

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

The Company calculated stock based compensation of $4,635,984 and $4,278,114 and recognized $0 and $1,069,528 for the three months ended September 30, 2012 and 2011, respectively.

The Company calculated stock based compensation of $4,635,984 and $4,278,114 and recognized $2,139,057 and $1,069,528 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the deferred compensation balance was $357,870, which is being amortized over twelve months beginning October 1, 2012.

29.	CONTINGENCIES

As of September 30, 2012 and December 31, 2011, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and comprehensive income or cash flows.

30.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $641,831 and $49,265 has been credited to operations for the three months ended September 30, 2012 and 2011, respectively. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $1,459,343 and $631,691 has been credited to operations for the nine months ended September 30, 2012 and 2011, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the nine months ended September 30, 2012 and 2011, the Company had the following significant related party transactions:

Name of related party	Nature of transactions
Xiang Jun Fang, director of Jiang Men City Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company	Included in due to related parties, due to Mr.Xiang Jun Fang is $0 and $1,413 as of September 30, 2012 and December 31, 2011, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd

During the nine months ended September 30, 2011, the Company sold its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000.

Included in due from related parties, due from Mr. Xi Ming Sun is $2,386,233 and $5,386,233 as of September 30, 2012 and December 31, 2011. The amount is unsecured, interest free and has a fixed term of repayment.

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $1,029,974 and $289,764 as of September 30, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Hang Yu Tai Investment Limited controlled by Mr. Xi Ming Sun	Included in due from related parties, due from Hang Yu Tai Investment Limited is $10,434,519 as September 30, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Jiang Men City A Power Fishery Development Co., Limited (previously known as Enping Bi Tao A Power Fishery Development Co., Ltd), equity investee

During the nine months ended September 30, 2011, the Company entered into a fishery farm contract with Jiang Men City A Power Fishery Development Co., Limited with a contract value of $4,509,869 and recognized income of $2,407,764.

Billings in excess costs and estimated earnings on uncompleted contract, due to Jiang Men City A Power Fishery Development Co., Limited is $0 and $1,484,320 as of September 30, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Enping City Bi Tao A Power Prawn Culture Development Co. Limited, equity investee

During the nine months ended September 30, 2011, the Company entered into a prawn farm contract with Enping Bi Tao A Power Prawn Culture Development Co. Ltd (under application) with a contract value of $8,665,980 and recognized income of $3,179,113.

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping City Bi Tao A Power Prawn Culture Development Co. Limited (under application) is $0 and $528,271 as of September 30, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

SINO AGRO FOOD, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

31.	RELATED PARTY TRANSACTIONS (CONTINUED)

Enping City A Power Cattle Farm Co., Limited, equity investee

During the nine months ended September 30, 2011, the Company entered into a with Jiang Men City Hang Mei Cattle Farm Development Co., Limited with a contract value of $3,007,699 and recognized income of $1,485,349.

Billings in excess costs and estimated earnings on uncompleted contract, due to Jiang Men City Hang Mei Cattle Farm Development Co., Limited Enping City A Power Cattle Farm Co., Limited (under application) is $0 and $251,964 as of September 30, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10−Q (the “Form 10-Q”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,”“projects,”“plans,”“believes,”“expects,”“anticipates,”“intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2012 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Overview

We are an integrated developer, producer and distributor of high quality organic agriculture and aquaculture products through our subsidiaries operating in China.

Below is a summary of our operational and/or developing stage business activities that are or are expected to generate revenues within year 2012 carried out by our existing or newly formed subsidiaries.

Categories of business activities:

1. Fishery Division and operation: (categorized as “Fishery” in accounting tables below)

1.1	Capital Award Inc. (“CA”) is one of our wholly owned subsidiaries established and incorporated in Belize City in 2004; its main revenues are generated from the following activities:

1.1.1.	Engineering and Technology services earned through consulting and servicing contracts and management fees. As of September 30, 2012, CA has five consulting and servicing contracts, consisting of the following:

(a)	A contract for developing a fish farm (Fish Farm 1) has been completed and generating revenue since August 2011.

(b) Phase 1 development work on a prawn hatchery and nursery farm (Prawn Farm 2) was completed, and has been generating revenue since May 2012 with Phase 2 development work to develop facilities for the production of prawns, brood stock, and associated expansion activities having commenced in May 2012. Phase 2 work continued progressing throughout the third quarter of 2012, and is expected to be completed sometime in 2013.

(c) The development of a prawn production farm (Prawn Farm 1) was 90% complete as of September 30, 2012, and the Company is now running tests and expects production to start before year-end 2012.

(d) The development work on the fish and eel farm (Fish Farm 2) is still in progress, but is being delayed because the property is situated on an islet that is making drainage extremely difficult and costly. In response, we are engineering a solution that should resolve this problem.

(e) The development of a “marketing, distribution, seafood processing and sales” complex (Wholesale Center 1) situated at the Guangzhou City, LiWan District, New Wholesale Market. Work on this project began in May 2012, and as of September 30, 2012 70% of the work has been completed with business operations anticipated to begin on or before November 30, 2012.

(f) New Project: (Prawn Farm 3):

On August 16, 2012 CA began development of a new project, namely an additional Prawn Grow-out Farm (Prawn Farm 3) at Unit 1, Front Block A, No. 498, Bei Da Road, Huangyuan County, Xining City, QuingHai Province China.

1.1.2. Marketing and sales of live seafood (e.g., fish, prawns), and the marketing and distribution agent of the fishery farms developed by CA in China. As of September 30, 2012, there are two CA fish farms generating revenue.

1.1.3. Sales of fish grown by contracted 3rd-party fish farms. CA has contracted with one fish farm in China, namely Gao Aquaculture Fish Farm, which is used to produce fish to sell locally.

1.1.4. Import/Export seafood trade that began in May 2012.

1.2 The Company’s subsidiaries that are or will be operated under a Sino Joint Venture Company incorporated in China to carry out fishery operations consist of the following:

1.2.1. Jiangman A Power Fishery Development Co. Ltd. (“JAPF”) or (Fish Farm 1). JAPF is the owner and operator of Fish Farm 1. On June 30, 2012, the Company, through Triway Industrial Ltd. (Triway), a company incorporated in Hong Kong, and a wholly owned subsidiary of the Company, acquired a total of 75% equity interest in JAPF; as such, the Company’s third quarter 2012 consolidated financial statements incorporate the financial results of JAPF.

1.2.2. Enping A Power Prawn Culture Co. Ltd. (“EAPPC”) or (Prawn Farm 1). Enping A Power Prawn Culture Co. Ltd. is a tentative name subject to approval granted by relevant Chinese authorities under the Company’s application for the formation of a Sino Joint Venture Company (“SJVC 1”) to own and operate Prawn Farm 1. EAPPC expects to generate revenue during the fourth quarter of 2012. However, EAPPC’s financial statements will not be included in the Company’s consolidated account until such time as SJVC 1 is formalized, and one of the Company’s subsidiaries acquires a majority equity interest in it.

1.2.3. Zhong Shan A Power Prawn Farms Development Co. Ltd. (“ZSAPP”) or (Prawn Farm 2): Zhong Shan A Power Prawn Farms Development Co. Ltd. is also a tentative name subject to approval by relevant Chinese authorities on its application for the formation of a Sino Joint Venture Company (“SJVC 2”) to own and operate Prawn Farm 2. ZSAPP has been generating revenues since May 2012. However ZSAPP’s financial statements will not be included in the Company’s consolidated account until such time as SJVC 2 is formalized and one of the Company’s subsidiaries acquires a majority equity interest in it. In the meantime, CA recognizes income from the sale and marketing of its prawn flies as its marketing and sales agent.

2. Beef Cattle Farms’ operation and division: (Categorized as “Beef” in accounting tables below except for manufacturing and sales of fertilizer and item 2.3.2 hereof)

There are three divisional operations spread over three provinces in China targeting to generate revenues ultimately from the sale of beef cattle supported by fully integrated facilities and services;

2.1 Division (1) is operated from Huangyuan District of Xining City, Qinghai Province by QingHai Sanjiang YiLi Agriculture Co. Ltd.(“SJYL”), a subsidiary of the Company incorporated in China in 2009.

As of September 30, 2012, SJYL has the following business activities that are generating revenues:

*Manufacturing and sales of organic fertilizer(categorized as Fertilizer in the accounting tables below).

* Manufacturing and sales of livestock feed.

* Rearing and sales of beef cattle.

As of September 30, 2012, SJYL has the following business activities that are in development stage:

* Manufacturing and sales of Enzyme.

* Manufacturing and sales of concentrated livestock feed for husbandry animals.

* A mash gas station to generate electricity.

* A slaughterhouse with a boning facility to support sales of value added beef and beef by-products.

2.2 Division (2) is operated in Hunan Province, Linli District by Hunan Shanghua Yi Li Agriculture Co. Ltd. (“HSYLA”), a subsidiary of the Company majority owned jointly by the Company and HSJYLA.

As of September 30, 2012 HSYLA has the following business activities that are in the development stage:

* Manufacturing and sales of organic and mixed fertilizer. Although the main components of its fertilizer-factory are still under construction, as of September 30, 2012 HSYLA has generated sales revenues from over 4,000 MT of fertilizer.

* Cultivation of pastures and crops in preparation for the establishment of beef cattle farm.

2.3 Division (3) has two sub-divisions:

2.3.1 Division (3a) is a beef cattle farm (Cattle Farm 1) situated at Guangdong Province, Enping City, owned and operated by Jiangman Hang Meiji Cattle Farm Co. Ltd. (“HMCF”), a name officially approved by the Company Registrar of Guangdong Government in April 2012. On September 17, 2012, its application to become a Sino Joint Venture Company (SJVC 3) was approved and granted by the relevant Chinese authorities.

Please refer to the HMCL “Statutory Documents “attached to this Form 10-Q as Exhibit 10.8

On September 17, 2012, the Company, through Macau MEIJI Company Limited (“MEIJI”) a wholly owned subsidiary of the Company incorporated in Macau, China, acquired a total of 75% equity interest in and became the controlling shareholder of HMCF; as such, the Company’s consolidated financial statements include the financial statements of HMCL beginning with the third quarter of 2012.

2.3.2 Division (3b) (Categorized as “Cattle Farm” in the accounting table below) is operated in Guangdong Province, Guangzhou City by MEIJI.

As of September 30, 2012, MEIJI generates revenues through engineering and technology services obtained through consulting and servicing contracts and management fees. In this respect MEIJI has (i) completed the contract to develop Cattle Farm 1 in the first quarter of 2012, and (ii) began work under another contract to build a second cattle farm (Cattle Farm 2) in another district within Enping City, Guangdong Province during the second quarter of 2012 with work in progress continuing throughout the third quarter of 2012; the Company anticipates completing Cattle Farm 2 by mid-year 2014.

MEIJI is the marketing and distribution agent for all cattle farms that are and will be developed by MEIJI using its “Semi-free growing” management systems and aromatic-feed programs and systems to grow beef cattle.

MEIJI started the deboning activity of and sales of beef to various restaurants in the Guangzhou City during the second quarter of 2012.

3. HU plantation operations (categorized as “Plantation” in the accounting tables below)

Hang Sang Tai Agriculture Development Co. Ltd. (“HST”), a Sino Joint Venture Company that is majority owned by MEIJI, is the owner and operator of the HU Plantation situated at Enping City, Guangdong Province. The plantation was developed in 2008 with revenues generated since year 2009.

As of September 30, 2012, HST has two types of operations;

* Growing and sales of HU Flowers; and

* Drying and value added processing and sales of HU flower products.

Consolidated Results of Operations for the Three Months ended September 30, 2012 Compared to the Three Months ended September 30, 2011

Revenue

Revenue including continued and discontinued operations increased by $ 27,650,222 or 133.57% to $48,350,688 for the three months ended September 30, 2012 from $20,700,466 for the three months ended September 30, 2011. The increase was primarily due to the natural growth of revenue generated from the fishery, plantation, organic fertilizer, cattle farms, beef and the maturity of on-going divisional businesses improving their revenues. The Company earned no revenue for the three months ended September 30, 2012 and 2011 respectively from the discontinued segment – dairy. There is one new development project undertaken by CA that started during the third quarter of 2012.

There is one new development project undertaken by CA that started during the third quarter of 2012. This new development project is opening a “Marketing, distribution, beef packaging and sales complex” (Wholesale Center 2), also situated in the LiWan District, Guangzhou City, Guangdong province, PRC. It is a new wholesale market but on a different block than (e) above consisting of 26 shops; development work commenced on August 16, 2012.

The following chart illustrates the changes by category from the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Revenue
	2012	2011
Category	Q3	Q3	Difference
	$	$	$
Fishery	27,088,699	10,789,890	16,298,809

Plantation	7,236,186	3,240,399	3,995,787

Organic Fertilizer	1,710,686	-	1,710,686

Cattle farm	8,529,153	2,078,099	6,451,054

Beef (SJYL)	3,785,964	4,592,078	(806,114)

Total	48,350,688	20,700,466	27,650,222

Fishery: Revenue from fishery increased by $16,298,809 or 151.06% to $27,088,699 for the three months ended September 30, 2012 from $10,789,890 for the three months ended September 30, 2011. The increase was primarily due to our increased contract service income from fishery, Wholesale Center 1 and prawn development contracts and sale of fish for the three months ended September 30, 2012 versus consulting income and sale of fish for the three months ended September 30, 2011.

Plantation: Revenue from plantation of flowers increased by $3,995,787 or 123.31% to $7,236,186 for the three months ended September 30, 2012 from $3,240,399 for the three months ended September 30, 2011. The increase was primarily due to the increase of wholesale prices in fresh and dried flowers during the three months ended September 30, 2012.

Organic fertilizer: Revenue from organic fertilizer increased by $1,710,686 for the three months ended September 30, 2012 from $0 for the three months ended September 30, 2011. The increase was primarily due to the start-up of the new business of organic fertilizer during the first quarter of 2012.

Cattle farm: Revenue from the cattle farm increased by $6,451,054 or 310.43% to $7,266,365 for the three months ended September 30, 2012 from $2,078,099 for the three months ended September 30, 2011. The increase was primarily due to increased development contract service of cattle farms for the three months ended September 30, 2012.

Beef: Revenue from beef decreased by $806,114, or 17.55%, to $3,785,964 for the three months ended September 30, 2012 from $4,592,078 for the three months ended September 30, 2011. The decrease was primarily due to the fact that calves grow and become salable beef cattle during this quarter.

Cost of Goods Sold

Cost of goods sold included in continued and discontinued operations increased by $11,602,369 or 105.52% to $22,597,855 for the three months ended September 30, 2012 from $10,995,486 for the three months ended September 30, 2011. The increase was primarily due to the Company increasing its scale of operations from continuing operations in terms of its fishery, plantation, cattle farm and beef operations for three months ended September 30, 2012 as compared for the three months ended September 30, 2011 and the new organic fertilizer division that began to operate during the first quarter of 2012.

The following chart illustrates the changes by category from the three months ended September 30, 2012 to three months ended September 30, 2011.

Cost of Goods Sold

	2012	2011
Category	Q3	Q3	Difference
	$	$	$
Fishery	12,077,613	7,000,004	5,077,609

Plantation	2,915,191	858,473	2,056,718

Organic Fertilizer	1,532,639	-	1,532,639

Cattle farm	3,293,875	926,423	2,367,452

Beef	2,778,536	2,210,586	567,950

Total	22,597,854	10,995,486	11,602,368

Fishery: Cost of goods sold from fishery increased by $5,077,609 or 72.54% to $12,077,613 for the three months ended September 30, 2012 from $7,000,004 for the three months ended September 30, 2011. The increase was primarily due to an increase in the sales volume relating to fish and the expansion of contracted services for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Plantation: Cost of goods sold from plantation of flowers increased by $2,056,718 or 239.58% to $2,915,191 for the three months ended September 30, 2012 from $858,473 for the three months ended September 30, 2011. The increase was primarily due to cost increases in farm labor, logistic and associated general overhead of operations.

Organic fertilizer. Cost of goods sold from organic fertilizer increased by $1,532,639 to $1,532,639 for the three months ended September 30, 2012 from $0 for the three months ended September 30, 2011. The increase was primarily due to the start-up of the new business of organic fertilizer during the third quarter of 2012.

Cattle farm. Cost of goods sold from cattle farm development increased by $2,367,452 or 255.55% to $3,293,875 for the three months ended September 30, 2012 from $926,423 for the three months ended September 30, 2011. The increase was primarily due to increased development contract service of cattle farm for the three months ended September 30, 2012.

Beef: Cost of goods sold from beef increased by $567,950 or 25.69% to $2,227,536 for the three months ended September 30, 2012.from $2,210,586 for the three months ended September 30, 2011. The increase was primarily due to the increased sales of beef, which led to a corresponding increase in the cost of such sales.

Gross Profit

Gross profit, including continued and discontinued operations, increased by $16,047,854 or 62.31% to $25,752,834 for the three months ended September 30, 2012 from $9,704,980 for the three months ended September 30 2011. The increase was primarily due to the corresponding increases in revenues from our fishery, plantation, organic fertilizer, cattle farm and beef operations.

The following chart illustrates the changes by category from the three months ended September 30, 2012 to the three months ended September 30, 2011.

Gross Profit

	2012	2011
Category	Q3	Q3	Difference
	$	$	$
Fishery	15,011,086	3,789,886	11,221,200

Plantation	4,320,995	2,381,926	1,939,069

Organic Fertilizer	178,049	-	178,049

Cattle farm	5,235,278	1,151,676	4,083,602

Beef	1,007,428	2,381,492	(1,374,064)

Total	25,752,834	9,704,980	16,047,854

Fishery: Gross profit from fishery increased by $11,221,200 or 296.08% to $15,011,086 for the three months ended September 30, 2012 from $3,789,886 for the three months ended September 30, 2011. The increase was primarily due to our increased contract service income from fishery and prawn development contracts and sale of fish for the three months ended September 30, 2012 versus consulting income and sale of fish for the three months ended September 30, 2011.

Plantation: Gross profit from the plantation of flowers increased by $1,939,070 or 81.41% to $4,320,995 for the three months ended September 30, 2012 from $2,381,926 for the three months ended September 30 2011. The increase was due mainly to the increase of wholesale prices both on dried and fresh flowers in the third quarter of 2012.

Organic fertilizer: Gross profit from organic fertilizer increased by $178,047 to $178,047 for the three months ended September 30, 2012 from $0 for the three months ended September 30, 2011. The increase was primarily due to the start-up of our new business of organic fertilizer during the third quarter of 2012.

Cattle farm: Gross profit from cattle farm development increased by $4,083,602 or 354.58% to $5,235,278 for the three months ended September 30, 2012 from $1,151,676 for the three months ended September 30, 2011. The increase was primarily due to the fact that consulting services provided to the Cattle Farm 2 were done by our in-house staff. As a result, our cost of consulting services was reduced, leading to higher gross profit margins.

Beef: Gross profit from beef decreased by $1,374,064 or 57.7%, to $1,007,428 for the three months ended September 30, 2012 from $2,381,492 for the three months ended September 30, 2011. The decrease was primarily due to the fact that calves grow and become salable beef cattle during this quarter.

General and Administrative Expenses and Interest Expenses

General and administrative expenses (including depreciation and amortization) in continuing operations decreased by $390,477, or 22.85%, to $1,317,759 for the three months ended September 30, 2012 from $1,708,236 for the three months ended September 30 2011. The decrease was primarily due to a decrease in office and corporate expenses wages and salaries, and other miscellaneous costs amounting to $302,971, $413,606 and $27,314, respectively.

The following chart illustrates the changes by category from the three months ended September 30, 2012 compared to the three months ended September 30 2011.

Category	2012 Q3	2011 Q3	Difference
	$	$	$
Office and corporate expenses	254,802	557,773	(302,971)

Wages and salaries	416,489	830,095	(413,606)

Travel and related lodging	42,806	31,592	11,214

Motor vehicles expenses and local transportation	22,438	20,778	1,660

Entertainment and meals	36,373	33,164	3,209

Others and miscellaneous	47,930	75,244	(27,314)

Depreciation and amortization	496,921	159,590	337,331

Sub-total	1,317,759	1,708,236	(390,477)

Interest expenses	5,630		5,630

Total	1,323,389	1,708,236	(384,847)

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $641,831 and $49,265 has been credited (charged) to operations for the three months ended September 30, 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Revenues including continued and discontinued operations increased by $59,151,625 or 193.77% to $89,678,991 for the nine months ended September 30, 2012 from $30,527,367 for the nine months ended September 30, 2011. The increase was primarily due to the increase of revenue generated from the fishery, plantation, beef and the maturity of other sectors’ businesses improving their revenues.

The following chart illustrates the changes in revenue by category from the nine months ended September 30, 2012 to September 30, 2011.

Category	2012	2011	Difference
	Q1 –Q3	Q1 –Q3

Fishery	$53,983,072	$14,905,109	$39,077,963

Plantation	9,318,049	4,462,640	4,855,409

Organic fertilizer	3,893,903		3,893,903

Cattle farm	11,252,579	3,032,676	8,219,903

Beef	11,231,388	8,126,942	3,104,446

Total	89,678,991	30,527,367	59,151,624

Fishery. Revenues from fishery increased by $39,077,963 or 262.18% to $53,983,072 for the nine months ended September 30, 2012 from $14,905,109 for the nine months ended September 30, 2011. The increase in fishery was primarily due to our increased contract service income from fishery and prawn development contract for the three months ended September 30, 2012.

Plantation. Revenues from plantation of flowers increased by $4,855,409 or 108.80% to $9,318,049 for the nine months ended September 30, 2012 from $4,462,640 for the nine months ended September 30, 2011. The increase in plantation was primarily due to the increase of wholesale prices in fresh and dried flowers in the first half year.

Organic fertilizer. Revenue from organic fertilizer increased by $3,893,903 to $3,893,903 for the nine months ended September 30, 2012 from $0 for the nine months ended September 30, 2011. The increase was due to thestart-up of the new business of organic fertilizer during the nine months ended September 30, 2012.

Cattle farm. Revenue from cattle farm development increased by $8,219,903 or 271.04% to $11,252,579 for the nine months ended September 30, 2012 from $3,032,676 for the nine months ended September 30, 2011. The increase was primarily due to the additional amount of work involved in the consulting and servicing contracts for developing Cattle Farm 1 and Cattle Farm 2 provided during the nine months ended September 30, 2012.

Beef. Revenue from beef increased by $3,104,446 or 38.20% to $11,231,388 for the nine months ended September 30, 2012 from $8,126,942 for the nine months ended September 30, 2011. The increase in beef was primarily due to the increase in consumer demand and our installment of new weather insulated facilities to maintain production.

Cost of Goods Sold

Cost of goods sold increased by $27,286,568 or 181.09% to $42,354,317 for the nine months ended September 30, 2012 from $15,067,749 for the nine months ended September 30, 2011. The increase was primarily due to the Company’s increased scale of operation from fishery, plantation, organic fertilizer, cattle farm and beef for nine months ended September 30, 2012 as compared for the nine months ended September 30, 2011.

The following chart illustrates the changes in cost of goods sold by category from the nine months ended September 30, 2012 to September 30, 2011.

Category	2012	2,011	Difference
	Q1 –Q3	Q1 –Q3

Fishery	$24,168,364	$8,606,585	$15,561,779

Plantation	3,473,538	1,289,869	2,183,669

Organic fertilizer	2,607,967	0	2,607,967

Cattle farm	4,354,988	1,546,897	2,808,091

Beef	7,749,460	3,624,398	4,125,062

Total	42,354,317	15,067,749	27,286,568

Fishery. Cost of goods sold from fishery increased by $15,561,779, or 180.81%, from $8,606,585 for the nine months ended September 30, 2011 to $24,168,364 for the nine months ended September 30, 2012. The increase in fishery was primarily due to cost of sales for our increased contract service of fishery and prawn development contracts.

Plantation. Cost of goods sold from plantation of flowers increased by $2,183,669 or 169.29% to $3,473,538 for the nine months ended September 30, 2012 from $1,289,869 for the nine months ended 30 September 2011. The increase was primarily due to the increase in sale volume of these products.

Organic fertilizer. Cost of goods sold from organic fertilizer increased by $2,607,967 to $2,607,967 for the nine months ended September 30, 2012 from $0 for the nine months ended September 30, 2011. The increase was due to the start-up of our new business of organic fertilizer during the nine months ended September 30, 2012.

Cattle farm. Cost of goods sold from cattle farm development increased by $2,808,091 or 181.53% to $4,354,988 for the nine months ended September 30, 2012 from $1,546,897 for the nine months ended 30 September 2011. The increase was primarily due to the additional amount of work involved in the consulting and servicing contracts for developing Cattle Farm 1 and Cattle Farm 2 provided during the nine months ended September 30, 2012.

Beef. Cost of goods sold from beef increased by $4,125,062 or 113.81% to $7,749,460 for the nine months ended September 30, 2012from $3,624,398 for the nine months ended September 30, 2011. The increase was primarily due to the increase in sales volume of the product and increase of material price during the nine months ended September 30, 2012.

Gross Profit

Gross profit including continued and discontinued business increased by $31,865,056 or 206.12% to $47,324,674 for the nine months ended September 30, 2012 from $15,459,618 for the nine months ended September 30, 2011. The increase was primarily due to the corresponding increase in operation revenues.

The following chart illustrates the changes in gross profit by category from the nine months ended September 30, 2012 to September 30, 2011.

The gross profit by category is as follows:

Nine Months Ended September 30,

Category	2012	2011	Difference
	Q1 –Q3	Q1 –Q3

Fishery	$29,814,708	$6,298,524	$23,516,184

Plantation	5,844,511	3,172,771	2,671,740

Organic fertilizer	1,285,936	0	1,285,936

Cattle farm	6,897,591	1,485,779	5,411,812

Beef	3,481,928	4,502,544	-1,020,616
		0
Total	47,324,674	15,459,618	31,865,056

Fishery. Gross profit from fishery increased by $23,516,184 or 373.36% from $6,298,524 for the nine months ended September 30, 2011 to $29,814,708 for the nine months ended September 30, 2012. The increase in fishery was primarily due to our increased contract service from fishery and prawn development contract for the nine months ended September 30, 2012

Plantation. Gross profit from plantation of flowers increased by $2,671,740 or 84.21% from $3,172,771 for the nine months ended September 30, 2011 to $5,844,511 for the nine months ended September 30, 2012. The increase in plantation was primarily due to the increase in wholesale prices of fresh and dried flowers during the first half year.

Organic fertilizer. Gross profit from organic fertilizer increased by $1,285,936 to $1,285,936 for the nine months ended September 30, 2012 from $0 for the nine months ended September 30, 2011. The increase was due to the start-up of our new business of organic fertilizer during the nine months ended September 30, 2012.

Cattle farm. Gross profit from cattle farm development increased by $5,411,812 or 364.24% from $1,485,779 for the nine months ended September 30, 2011 to $6,897,591 for the nine months ended September 30, 2012. The increase in gross profit from cattle farms was primarily due to the additional amount of work derived from the consulting and servicing contracts for developing Cattle Farm 1 and Cattle Farm 2 provided in the nine months ended September 30, 2012.

Beef. Gross profit from beef was $3,481,928 for the nine months ended September 30, 2012. The decrease was primarily due to the fact that calves grow and become salable beef cattle during the nine months ended September 30, 2012.

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) increased by $3,331,440 or112.93% to $6,281,388 for the nine months ended September 30, 2012 from $2,949,948 for the nine months ended September 30, 2011. The increase was primarily due to increase of $1,071,608 in the wages and salaries expense from $1,208,172 for the nine months ended September 30, 2011 to $2,279,780 for the nine months ended September 30, 2012 and the increase of 999,957 in depreciation & amortization charges from $400,462 for the nine months ended September 30, 2011 to $1,400,419 for the nine months ended September 30, 2012.

Category
	2012	2011
	Q1 - Q3	Q1 - Q3	Difference
	$	$	$
Office and corporate expenses	1,406,241	1,027,054	379,187

Wages and Salaries	2,279,780	1,208,172	1,071,608

Traveling and related lodging	63,081	69,131	-6,050

Motor vehicles expenses and local transportation	59,638	40,534	19,104

Entertainments and meals	88,767	69,800	18,967

Others and miscellaneous	977,832	134,795	843,037

Depreciation and amortization	1,400,419	400,462	999,957

Sub-total	6,275,758	2,949,948	3,325,810

Interest expenses	5,630	10,531	5,630

Total	6,281,388	2,949,948	3,331,440

Depreciation and Amortization

Depreciation and amortization of continued and discontinued business increased by $1,314, 857, or 158.02% to $2,146,943 for the nine months ended September 30, 2012 from $832,086 for the nine months ended September 30, 2011. The increase was primarily due to the increase of depreciation by $181,268, or 130.17% to $320,519 for the nine months ended September 30, 2012 from depreciation of $139,251 for the nine months ended September 30, 2011 and the increase of amortization by $1,133,589, or 163.62% to $2,139,057 for the nine months ended September 30, 2012 from amortization of $692,835 for the nine months ended September 30, 2011.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $1,459,343 and $631,691 has been credited (charged) to operations for the nine months ended September 30, 2012 and 2011, respectively.

CRITICAL ACCOUNTING POLICIES

Please refer to the Consolidated Financial Statements above.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to the Consolidated Financial Statements above.

Progress Reports and Subsequent Events

Fishery Operation:

As of September 30, 2012, Capital Award (“CA”) had four fishery development projects in progress, and sales of fish (sleepy-cod) generated from two of the farms; their status summarized as follows:

(1) The 1st Demonstration fish farm(Fish Farm 1), situated at the district of Enping City operating under “Jiangman A Power Fishery Development Co. Ltd.” (“Fish Farm 1”), was built and completed for operation in February 2011 and is underway with production. During the third quarter of 2012, CA sold just over 493,700 sleepy-cod weighing between 516g to 628g per fish from Fish Farm 1 compared to the second quarter of 2012 with just under 260,000 fish being sold, and purchased from our contracted grower (supplier) over 402,000 fish weighing between 250g to 350g per fish. Inventory at Fish Farm 1 was estimated at 60,200 fish as of September 30, 2012.

(2) The 1st Demonstration prawn farm(Prawn Farm 1) is also situated in the district of Enping City. The development of a prawn grow-out farm (Prawn Farm 1) was 90% complete as of September 30, 2012, and is now running test trials expecting production to start before year-end of 2012.

(3) 2nd Fish (and Eel)Farm(Fish Farm 2) is situated in the District of Jiangman City. Its development began in May 2011, and the Company is expecting its Phase 1 to be completed during 2012, and Phase 2 development, (involving the grow-out farms, the nursery fingerling farm, the Research and Development Station and all other associated facilities) to be underway in January 2013 with production operations beginning by year-end of 2013.

As reported in an earlier quarterly report on Form 10-Q, the main work in progress in Phase 1’s development during the Company’s first quarter of 2012 was on the construction of a new road leading from the external main access road to the project site, and the construction of a new bridge connecting the new road to the site. The road and bridgework was completed by July 1, 2012 and presently provides access for heavy equipment to the project site for work on drainage construction. Management expects that landfill preparation to construct the Re-circulating Aquaculture System (“RAS”) farms to begin in early 2013.

As mentioned above, work on the fish and eel farm (Fish Farm 2) is still in progress, but is being delayed because the property is situated on an islet that is making drainage extremely difficult and costly. In response, we are engineering a solution that should resolve this problem.

(4) The 2ndprawn farm(Prawn Farm 2) is situated in the District of Zhong Shan City. Its development was begun in November 2011. As of September 30, 2012 Phase 1work in progress is reported as follows:

•	Boundary fencing (2.3 Km) (50% completed);
•	Heating room (completed); and
•	3rdnursery station for nurturing high-value prawn flies (completed).

The Company’s application for a permit to import the high-value brood-stock prawns and to sell their flies to local growers has been tentatively approved by the authorities pending the completion of the boundary fence, which is the last prerequisite necessary for official approval.

Phase 2 of the development is being carried out on an adjacent 200 Mu (132,000 square meters) block of land. Construction began in May of 2012, which was extended into two (2) stages of construction as a result of quadrupling the size and scope of the project from the originally planned 50 Mu (33,000 square meters). The first stage is anticipated to be completed by December 31, 2013, and the second by April 30, 2014.

As of September 30, 2012, 53% of Stage 1 construction had been completed.

Prawn Farm (2) production and sales:

Production of Mexican prawn flies is operating smoothly having produced and sold over 165 million flies in the third quarter of 2012 generating over $400,000 in sales revenue for the quarter. CA earns income from Farm 2 in fixed monthly service fees and in sales commissions as the farm’s marketing and sales agent until such time as Prawn Farm 2 becomes a Sino Foreign Joint Venture Company (SJVC), allowing the Company to include its revenue within the consolidated statement. The Company is preparing documents to apply for its SJVC with the relevant authorities. One of the documents, the environmental impact study report, is requiring a substantial amount of time, and therefore management anticipates that this SJVC will be approved sometime during the third quarter of 2013.

(5) Operation of the 600 Mu of open dam fish farm

During the third quarter of 2012 CA sold over 315,400 sleepy cod weighing between 505g to 545g per fish with current inventory estimated at 490,680 fish at the end of the quarter.

(6) New contracts in developing new prawn farm

On August 16, 2012, CA began development of a new project, namely an additional Prawn Grow-out Farm (Prawn Farm 3) at Unit 1, Front Block A, No. 498, Bei Da Road, Huangyuan County, Xining City, QuingHai Province China.

Significant Events that may affect Fishery Operations’ Cash Flow:

As stated in an earlier quarterly report on Form 10-Q, as of April 30, 2012, the income tax rate of 50% was reduced to 25% by the local authorities. However, while the rate has been reduced, it is still in CA’s management’s opinion that any tax on agriculture, amount notwithstanding, is contradictory to the Chinese Central Government’s incentive policy toward the agriculture industry. Accordingly, management has further filed its appeal on this issue. As of September 30, 2012 this appeal remains pending.

CA does not carry a builder or a developer license in China, and as a result, its contracts are structured based on it providing consulting services, and subcontracting with licensed builders and developers to handle construction and payment of capital improvement taxes.

The profit CA derives from these contracts is retained in China and is recorded as payable to CA by the SJVC and/or as prepayments and deposits, which CA may later elect to exchange for equity interests in the SJVC as provided within the terms and conditions of each contract. At such time, if and when CA decides to exercise its option to secure equity in the SJVC, certain tax implications might be triggered and have to be accounted for.

Beef and Cattle Division:

As of September 30, 2012, the Company had three separate entities operating within this division plus an additional project in development of another cattle farm in the Enping district as described in the quarterly report on Form 10-Q for the second quarter of 2012.

1. Sanjiang Yi Li Agriculture Development Co. Ltd. (Huangyuan, Xining) (SYLA)

During the third quarter of 2012, SYLA:

●	Sold 3,971 MT and manufactured 5,047 MT of organic fertilizer with end of quarter inventory at 5,989 MT;
●	Sold 879 MT and produced 24,866 MT of livestock feed with end of quarter inventory at 25,391 MT;
●	Sold 1,290 head of 13+ month-old cattle with end of quarter inventory at 1,118 head; and
●	Saw its restaurant operations continue to perform well.

Subsequently

●	SJYLA will apply the loan proceeds of RMB 20 million obtained from the Agriculture Bank of China to the development of the new enzyme factory that will be developed on a block of land adjacent to the corporate building, the new concentrated livestock feed manufacturing factory on another piece of land adjacent to the existing property, and other associated developments.

New developments during the third quarter of 2012

* The Company is exploring the possibility of a new joint venture with a reputable and experienced local value-added beef processing firm to jointly develop the slaughter house with a boning factory that will be built on an adjacent site (90 Mu) in an effort to reduce the learning curve in establishing this type of operation.

* Management is projecting a five-year plan from year 2013 onward summarized as follows:

1. To establish a chain of 50 restaurants using our existing Xining restaurant as a model under the brand name “BULL” throughout major China cities within our franchising and management system.

2. To slaughter and process up to 15,000 head of cattle and 100,000 sheep per year.

3. To generate annual sales revenue up to RMB 485 million per year, and targeting annual income of no less than RMB 65 million/year (excluding revenue and income of the 50 franchised restaurants).

4. To become a Dragon Head company during or before 2014.

2. The Enping demonstration Cattle Farm (Cattle Farm 1) and Macau EIJI:

On September 17, 2012, the Company, through MEIJI, a wholly owned subsidiary of the Company incorporated in Macau, China, acquired a total of 75% equity interest in and became the controlling shareholder of HMCF.

Work in progress continued during the third quarter of 2012, constructing more cattle houses to house more than 600 head of cattle in the fourth quarter of 2012.

Cattle sales of Cattle Farm 1 and MEIJI during the third quarter of 2012

MEIJI, as the marketing agent of Cattle Farm 1, has sold 256 head of cattle weighting between 668Kg to 726Kg per head to the Guangzhou cattle wholesale markets and bought/inventoried 240 head of young cattle weighting between 162Kg to 168Kg per head during the third quarter of 2012.

New Consulting and Servicing Contract for MEIJI in the second quarter of 2012 to build “Cattle Farm 2 Enping”:

On May 25, 2012, a Sino Joint Venture Agreement (an “SJVA”) was executed between MEIJI and another group of Chinese businessmen for the development and construction of a cattle farm at a 500 Mu site in YaneXiaoban Village, Enping District for the growth of cattle and sheep using our aromatic-feed formula and our free ranging system.

As of September 30, 2012, 59% of the work in progress on the Phase (1) development of Cattle Farm 2 was completed, with a view to complete this phase on or before May 2013.

3. Hunan Shenghua Yi LiAgriculture Co. Ltd. (“HSYLA”)

As of April 30, 2012 development and construction work on the mixed fertilizer manufacturing facility for HSYLA was being carried out consisting of a 7,000 square meter production and storage factory, external fencing to cover the production area of about 11.55 acres of land, internal roads, landscaping, drainage, a 300 square meter office, staff quarters that will provide accommodation for up to 25 workers and all related basic infrastructure, etc. As of September 30, 2012, construction on one of the production and manufacturing buildings was completed, production and packaging plants are being installed, and part of the fermentation and germination building was partially finished to enable the installation of plant and equipment.

Management is excited by the test results of its organic fertilizer being applied by fresh-water lake fish growers to the lakes where their fish are grown shown to enhance water quality and protein enriched enzymatic fish feed, which is in line with the Government’s current policy to discourage lake fish growers from applying mineral rich fertilizer to their lakes. The Company also has received positive feedback from regional grape growers who are pleased with the organic fertilizer’s application results, as well. HSYLA has sold more than 4,000 MT of fertilizer during the third quarter of 2012, 60% of which was supplied to lake fish growers. Potentially, if all continues well with the test results, there may be sales of up to 30,000 MT/year to fish growers throughout the region.

H U Plantation:

Harvest results as of September 30, 2012 were much better than the same period last year, where more than 27 million pieces of fresh flowers were harvested, but it is still below our expectation due to disease problems. However, the Company managed to purchase from external growers roughly an additional 20 million pieces of fresh flowers for drying. Coupled with the higher sales price of HU flowers this season, revenue of US$8.8M generated during the third quarter of 2012 was much healthier than the same period last year the when no more than $3.24M in revenue was generated as a result of dry season.

Marketing and Distribution Network Developments:

The Seafood wholesale shops and Processing Factory at Guangzhou’s new wholesale food market:

Renovation on this property (Lot 206 to 216) remains in progress for our first wholesale distribution center consisting of a cold storage facility including quick freezing, freezer and chill rooms, a processing and packaging area, and a retail outlet for live and frozen seafood, which the Company refers to as its Wholesale and Seafood Processing Shop (“Wholesale 1”).

As of September 30, 2012, all refrigerated cold storage, a small sales office, frozen seafood shop, and the process factory were completed with work in progress continuing on the live seafood shop. Management is expecting Wholesale 1 to commence operations during the fourth quarter of 2012.

New Beef Wholesale Shop and Packing Facility (“Wholesale 2”) located on lots 217 to 223of the GZ Market

On August 15, 2012, Guangzhou YiLi Na Wei Trading Co. Ltd. granted a consulting and service contract to the Company to develop a beef wholesale shop on lots 217 to 223, including the second and the third floors of existing facilities, in the GZ Market to include cold and dry storage, value added processing and packaging, a beef wholesale shop, sales office, and staff quarters, etc.

Renovation and development work is in progress with completion projected by July 2013.However, management expects that sufficient progress will have been made to allow the beef wholesale shop to begin operating by November 30, 2012 simultaneously with Wholesale 1’s operation.

Please refer to the consulting and service contract of Wholesale 2 attached to this Form 10-Q as Exhibit 10.9.

Progress on Import and Export of Seafood:

As of September 30, 2012, Wholesale 1 has frozen seafood inventory in Cod Fish imported from Norway, Cuttlefish, Squids and Ribbonfish imported from Malaysia and Prawn meats packed in our facility in preparation of Wholesale 1’s business operations opening during the fourth quarter of 2012.

Progress and development on the Restaurant Chain:

The Company is negotiating a consulting and service contract with Guangzhou City Wang XiangCheng Enterprise Management Consulting Co. Ltd. (WXCE) to build and develop a central kitchen with distribution center on another block of 20 shops in the GZ Market that will facilitate up to 60 catering outlets and/or restaurants in the Guangzhou City. If this contract gets underway it will help to accelerate our marketing plans in 2013 for the sale and marketing of our line of products.

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

As of September 30, 2012, the Company had no other significant transactions that may affect our cash/liquidity other than those mentioned in this Form 10-Q.

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

Income Taxes

There was no income tax for the three months ended September 30, 2012 or 2011. Under tax legislation in China, beginning January 2008, the agriculture, dairy and aquaculture sectors were exempted from enterprise income taxes. However, as mentioned earlier, as of April 30, 2012, the income tax rate of JFD of 50% was reduced to 25% by the local authorities, while the Company remains in negotiation with local tax authorities to resolve this issue. While the rate has been reduced, management of CA remains of the opinion that any tax on agriculture, amount notwithstanding, is contradictory to the Chinese Central Government’s incentive policy toward the industry. Therefore, management has decided to continue its appeal on this issue which is not resolved and pending as at September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012, we have unrestricted cash and cash equivalents of $5,411,583 (see notes to the consolidated financial statements), and our working capital as of September 30, 2012 was at $109,699,051.

As of September 30, 2012, we have short term debts of $ 1,577,038 with annual interest rate of 6% that are repayable within one year from August 8, 2012.

Cash provided by operating activities from continuing operations totaled $10,291,120 for the nine months ended September 30, 2012. This compares with cash used in operating activities from continuing operations of $4,309,919 for the nine months ended September 30, 2011. The increase in cash flows from operations primarily resulted from net cash provided by net income for the year after adjustments of non- cash items.

Cash used in investing activities from continuing operations totaled ($8,843,511) for the nine months ended September 30, 2012. This compares with cash used in investing activities from continuing operations of ($1,556,201) for the nine months ended September 30, 2011.

Cash provided by financing activities from continuing operations totaled $4,435,593 for the nine months ended September 30, 2012. This compares with cash used in financing activities from continuing operations of ($3,905) for the nine months ended September 30, 2011.

Cash provided by operating activities from discontinued operations totaled $0 for the nine months ended September 30, 2012. This compares with cash used in operating activities from discontinued operations totaled $0 for the nine months ended September 30, 2011.

.

Cash used in investing activities from discontinued operation totaled $0 for the nine months ended September 30, 2012. This compares with cash used in investing activities of ($3,137,885) for the nine months ended September 30, 2011 due to withdrawal of cash and cash equivalents of discontinued dairy segment of ($3,137,885) during the first quarter of 2011.

Cash provided by financing activities from discontinued operation totaled $0 for the nine months ended September 30, 2012. This compares with cash provided by financing activities from discontinued operations of $0 for the nine months ended September 30, 2011.

During the period covered by this quarterly report, we issued an aggregate of 13,255,393 shares of our common stock in consideration for extinguishment of debt in the aggregate amount of $7,739,239 based on a price of the common stock of an average of approximately $0.58 per share.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

During the period covered by this quarterly report, we issued an aggregate of 13,255,393 shares of our common stock to seven persons, one of whom is resident of the United States. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Section 4(2). The shares were issued in consideration for extinguishment of debt in the aggregate amount of $7,739,239 based on a price of the common stock of an average of approximately $0.58 per share, and we issued an aggregate of nine hundred and six thousand shares of our common stock to 10 persons on workers compensation under Rule 144.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

10.8	HMCL Statutory Documents

10.9	Consulting and Service Agreement (Wholesale 2)

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

November 15, 2012	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 15, 2012	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

November 15, 2012	By:	/s/ TAN POAY TEIK
Tan PoayTeik
Chief Officer, Marketing

November 15, 2012	By:	/s/ CHEN BORHANN
Chen BorHann
Corporate Secretary

