Form 10-Q/A
period 2012-09-30
Sino Agro Food, Inc.
filed 2012-11-19
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission File Number: 000-53290

SINO AGRO FOOD, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1219070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 3801, Block A, China Shine Plaza No. 9 Lin He Xi Road Tianhe District, Guangzhou City, P.R.C.	510610
(Address of Principal Executive Offices)	(Zip Code)

(860) 20 22057860

(Registrant's telephone number, including area code)

Copies to:

Sichenzia Ross Friedman Ference LLP

61Broadway, 32nd Floor

New York, NY 10006

Attn. Marc Ross, Esq.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2012, there were 91,931,287 shares of our common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Sino Agro Food, Inc. (the “Company”) for the period ended September 30, 2012, originally filed with the Securities and Exchange Commission on November 15, 2012 (the “Original Filing”). This Amendment is being filed solely to add Exhibit 101, which was omitted from the Original Filing and contains XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part I, Item 1 of the Original Filing.

No other changes have been made in this Amendment to the Original Filing. This Amendment speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

Pursuant to Rule 406T of Regulation S–T, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

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

Pursuant to Rule 406T of Regulation S-T, the interactive data files, comprising all exhibits furnished with this Amendment No. 1, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Furnished with this Amendment No. 1.
**	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.
(Registrant)

Date: November 16, 2012	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)