Form 10-K
period 2012-12-31
Sino Agro Food, Inc.
filed 2013-04-15
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 000-54191

SINO AGRO FOOD, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1219070
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

Room 3801, Block A, China Shine Plaza No. 9 Lin He Xi Road Tianhe District, Guangzhou City, P.R.C. 510610
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code: (860) 20 22057860

Copies to:

Marc Ross, Esq.

Sichenzia Ross Friedman Ference LLP

61 Broadway, 32nd Floor

New York, New York 10006

Telephone: (212) 930-9700

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2012, based upon the $0.475 per share closing price of such stock on that date, was approximately $25,337,512.

There were 112,028,365 shares of common stock outstanding as of April 9, 2013.

Documents incorporated by reference:  None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10K, unless the context requires otherwise, references to “we”, “us,” “our,” “our company,” the “Company,” “SIAF” or “Sino Agro” refer to Sino Agro Food, Inc., a Nevada corporation together with its subsidiaries.

Company History

Our company, which was formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc., was incorporated on October 1, 1974 in the State of Nevada. We were engaged in the mining and exploration business but ceased our mining and exploring business on October 14, 2005. On August 24, 2007, we entered into a Merger and Acquisition Agreement with Capital Award Inc., a Belize corporation and its subsidiaries Capital Stage Inc. and Capital Hero Inc. Effective the same date, Capital Award completed a reverse merger transaction with us. We acquired all the outstanding common stock of Capital Award from Capital Adventure, a shareholder of Capital Award, for 32,000,000 shares of our common stock.

On August 24, 2007 we changed our name from Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. On December 8, 2007, we changed our name to Sino Agro Food, Inc. Our principal executive office is located at Room 3801, 38th Floor, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

Corporate Acquisitions

On September 5, 2007, we acquired 100% of the equity interest in two existing businesses in the People’s Republic of China, or the PRC:

(a)          Tri-way Industries Limited (“TRW”), a company incorporated in Hong Kong and the owner of a 75% equity interest in Jiang Men City A Power Fishery Development Co. Ltd (the operating company of Fish Farm 1), a PRC corporate Sino joint venture company, or “SJVC.”

(b)          Macau Eiji Company Limited (“MEIJI”), a company incorporated in Macau, and the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a PRC corporate Sino-Foreign joint venture. HST was dissolved in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino-Foreign Joint Venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), a company incorporated in the PRC with MEIJI owning a 75% interest and HST owning a 25% interest. In September 2009, we formed a 100% owned subsidiary in Macau, A Power Agro Agriculture Development (Macau) Limited (“APWAM”). APWAM presently owns 45% of a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”). SJAP is engaged in the business of manufacturing bio-organic fertilizer, livestock feed and development of other agriculture projects in the County of Huangyuan, in the vicinity of the Xining City, Qinghai Province, PRC.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. JFD operates an indoor fish farm (referred to herein as Fish Farm 1). As of December 31, 2011, we had invested $1,258,607 in JFD. On January 1, 2012, we acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, we acquired an additional 25% equity interest in JFD for the amount of $1,702,580. We presently own a 75% equity interest in JFD and control its board of directors. As of December 31, 2012, we had consolidated the assets and operations of JFD.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired an additional 50% equity interest for $2,944,176 on September 30, 2012, while withdrawing its 25% equity interest in ECF. The Company presently owns 75% equity interest in JHMC and controls its board of directors. As of December 31, 2012, the Company had consolidated the assets and operations of JHMC.

Cross-Listing on First North

We have taken steps to have our shares of common stock quoted (no new shares will be issued) on NASDAQ OMX First North in Stockholm, Sweden (“First North”). First North is an alternative market, operated by the different exchanges within NASDAQ OMX (the “Exchange”). It does not have the legal status as an EU-regulated market. Companies trading on First North are subject to the rules of First North and not the legal requirements for admission to trading on a regulated market. The risk in such an investment may be higher than on the main market.

Before trading in our shares of common stock can commence, an application must be submitted to the Exchange for approval. We have engaged Erik Penser Bankaktiebolag (“EPB”) to act as our financial adviser in connection with our efforts to have our shares of common stock quoted on First North. EPB, a privately held independent bank based in Stockholm, is assisting us in the application process. Trading on First North is subject to a number of conditions including affiliation of our shares to Euroclear Sweden, sufficient shareholder distribution in Sweden and the approval of NASDAQ OMX. Our shares are currently eligible for quotation on the OTC BB in the United States and we expect them to continue to be traded on the OTC BB. There can be no assurance that our shares of common stock will trade on First North.

Business Overview

We are a consulting, engineering and technology based company operating in the agriculture and aquaculture sectors with a vertically integrated niche business model as a developer, producer and distributor of high quality high margin organic agriculture and aquaculture produce and products through our operating subsidiaries in China.

We divide our operations into five standalone business divisions or units: (1) fishery, (2) cattle, (3) Dragon Fruit (HU) flower plantation, 4) fertilizer, enzymes and livestock feed and 5) corporate management, sales and marketing including trades, turnkey agriculture and aquaculture project development and project management of developments. The commonality between the divisions is that each operates in a comparatively slow growth consolidating market; our strategy is targeting niches of these markets with our high quality products.

Below is a summary of our operational and/or developing stage business activities carried out by our existing or newly formed subsidiaries.

Fishery Division

The fishery division operated by Capital Award, Inc. is the largest business unit of the Company, generating over 62% (or $86,346,475) and 66% (or $46,484,179) of the Company’s revenue and gross profit, respectively, during fiscal year 2012. The principal income is derived from engineering consulting and services in development of fishery farms and related business operations yielding 30% and 32% of the Company’s revenue and gross profit, respectively, during fiscal year 2012 and sales of fish representing 32% and 34% of the Company’s revenue and gross profit, respectively, during fiscal year 2012.

Capital Award’s main revenues are generated from the following activities:

1.  Engineering and Technology Services. Engineering and Technology services earned through providing consulting and servicing contracts and management services to our company and third parties. As of the date of this Annual Report, Capital Award has six (6) consulting and servicing contracts consisting of the following:

(a)	A contract for developing a fish farm (Fish Farm 1), which was completed on March 2011 but has generated income since August 2011; Fish Farm 1 is owned and operated by our 75% subsidiary, JFD, an SJVC.

(b)	Phase 1 development work on a prawn hatchery and nursery farm (Prawn Farm 2) with Zhongshan A Power Prawn Culture Development Co. Ltd. (“ZSAPP”) (a proposed name of this future SJVC), where the Company owns a direct 25% equity interest, was completed in May 2012. Prawn Farm 2 has generated income since May 2012. Phase 2 development work involves development of facilities for the production of prawns, brood stock, and associated expansion activities commenced in May 2012and is expected to be completed during the second half of 2013. The work that has occurred during the first quarter of 2013 includes the development of: (i) an additional indoor prawn nurturing apartment, (ii) three brood stock open dams with all under-ground in built filtration systems that is capable to hold up to 3,000 mother prawns at a time, (iii) all external fences of the farm, and (iv) two open dams with all in built filtration systems that has the capacity to grow out up to 12 MT of fish per year and all associated infrastructure.

(c)	The development of a prawn production farm (Prawn Farm 1) with Enping A Power Prawn Culture Development Co. Ltd. (“EBAPCD”) (a proposed name of this future SJVC) where the Company owns 25% equity interest, and project was completed on January 31, 2013.The Company is now running trials of prawn nurturing at this farm, and the first batch of prawn flies for commercial scale stocking programs is targeted to start in April 2013 as soon as the warmer weather becomes stable. Sales of matured prawns will start 60 to 90 days thereafter to suit various market demands in respect of the sizes of the grown prawns.

(d)	The development work on the fish and eel farm (Fish Farm 2) with an unrelated entity, Gao A Power Fishery Development Co. Ltd. is still in progress. The project is delayed because the property is situated on an inlet and drainage is extremely difficult to resolve and costly to fix. We are engineering a solution that should resolve this problem. As of the date of this Annual Report, our engineering solution involves a semi-open dam and semi-enclosed farm concept built with groups of independent filtration and water recirculation systems that are suitable for the growing of prawns, fishes and/or eels in this farm. We are dividing work flow into phases and stages of work to yield the optimal financial efficiency and benefits. We expect the development plan to be finalized during the second quarter of 2013, with the associated infrastructural work being anticipated to commence soon thereafter.

(e)	The development concept of the project for a “marketing, distribution, seafood processing and sales” complex (Wholesale Center 1), with Guangzhou City A Power Nawei Trading Co. Ltd. (“GCAPNT”), an entity in which we own a direct 25% equity interest. This project is situated at the Guangzhou City, LiWan District, New Wholesale Market. Work commenced in May 2012, and as of September 30, 2012 70% of the work had been completed with business operations anticipated to begin in 2013. By December 2012, major business and operation permits (e.g., trading permits, import and export permits, business registration, taxation license, business license etc.) were issued by authorities, sale of frozen seafood had commenced, and targeted sales of live seafood followed in March 2013. During the first quarter of 2013, our wholesale seafood market business commenced sales of frozen seafood imported from Norway, Thailand and Malaysia. Work is progressing for the live-seafood section, and its application to obtain other additional domestic sales permits (e.g., permits for logistics and delivery, quality survey and high quality standard of refrigeration) that are regulatory requirements for a duly licensed distribution center in China. As of the date of this Annual Report we have completed work on the packaging and processing factory with all associated refrigeration that has the capacity to hold up to 100 Metric Tons (MT) of frozen seafood at any given time, a blast freezer that has the capacity to freeze up to 10 MT of seafood to -25 degrees Celsius within an hour and cool refrigeration room that has the capacity to hold up to 20 MT of seafood at up to 10 degrees Celsius at any one time, a temporary administration office, a shop for sales and display of frozen seafood, 90% of the construction work on the live-seafood sale shop staff quarters that can accommodate up to 40 workers and related recreation facilities as well as dry storage areas.

(f)	The development work on a prawn farm at Huanyuan County, Xining City (Prawn Farm 3) is for an unrelated third party Chinese investor, Wu Aquaculture A Power Development Co. Ltd. (a proposed name for this future SJVC)originally planned to be on SJAP property. All engineering design and related pre-development work has been completed, with plans to begin construction and infrastructure work in May 2013, after the winter season. However, management decided in February 2013 to relocate Prawn farm 3 to another block of land adjacent to SJAP’s existing property consisting of a much bigger area to accommodate future expansion whenever necessary. This relocation will require the approval of local authorities, resulting in a delay and a new time schedule dependent on the approval by authorities.

Our Engineering Consulting and Services is comprehensive and provides a holistic and full range of services in the field of aquaculture covering research and development, brood stocks and nurturing of fish fingerlings and prawn flies, growing of fish and prawns, engineering designs and planning of farms and associated operations, technology and related implementation, supervision, training and conducting trials, management of farm operation and construction, supply of plants and equipment, training of maintenance and operational services, sales, transportation and marketing of fish and prawns, as well as financing. Our engineering and consulting works are carried out by our own management team and staff in China who lead, manage and direct the scope of the building sub-contractors who rely on our direction to deliver the project efficiently and cost effectively. At the same time, we use locally made equipment, parts and components that were specially manufactured and made under our own designs and engineering configuration by local manufacturers and suppliers at costs far less than if they are imported from oversea suppliers.

We believe that we presently deliver the first in-door re-circulated aquaculture prawn farm in Asia.

2.  Marketing and sales of live seafood. Marketing and sales of live seafood (e.g., fish, prawns and eels), and the marketing and distribution agent of the fishery farms developed by Capital Award in China. As of the date of this Annual Report, there are two Capital Award fish or prawn farms generating revenues. We have certain subsidiaries that are or will be operated under a Sino Joint Venture Company incorporated in China to carry out fishery operations, consisting of the following:

(a)	JFD. JFD is the owner and operator of Fish Farm 1. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,662,365. The Company, at this point, owns a 50% equity interest in JFD and controls its board of directors. As of March 31, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580. The Company presently owns a 75% equity interest in JFD.

(b)	EBAPCD. EBAPCD is the proposed name of the future SJVC (subject to approval by relevant Chinese authorities under our application for “SJVC”), established to own and operate Prawn Farm 1. EBAPCD expects to generate revenue during the second quarter of 2013. However, Capital Award will recognize income from the sale and marketing of its prawns as EBAPCD’s marketing and sales agent.

(c)	ZSAPP. ZSAPP is also an intended name of the future SJVC (subject to approval by relevant Chinese authorities under our application for SJVC, established to own and operate Prawn Farm 2. ZSAPP has been generating revenues since May 2012. However ZSAPP’s financial statements will not be consolidated account until approval of this SJVC is formalized, and one of our subsidiaries acquires a majority equity interest. However, Capital Award recognizes income from the sale and marketing of its prawn flies as ZSAPP’s marketing and sales agent.

(d)	Capital Award. Capital Award has been sub-contracting with local aquaculture farms to grow sleepy cod based on a fixed production cost since 2012 continuing through 2013, and as the date of this Annual Report, there are existing contracts that will provide up to 800,000 pieces of sleepy cod to be sold by Capital Award between 2013 through the early part of 2014. However, Capital Award is exploring similar new contracts consistently with local reliable growers who are meeting our quality standard targeting to increase its fish sales revenue whenever the opportunity presents itself.

Our fishery division is our largest business unit and operates our aquaculture business using our “A Power Re-circulation Aquaculture Systems and Technology” (“APRAS”). Our APRAS provides greater productivity, sustainability and cost-effectiveness compared to existing competing open dam systems in China). The principal SIAF subsidiary is JFD, where we sell highly demanded sleepy cod that fetch a high market price compared to other types of fish and fingerlings and prawn flies in 2012 and in 2013, additional sales include sale of live Green and Banana prawns which are also highly demanded by restaurants in China. Sleepy cod is a tropical species growing mainly in the Southern regions of Guangdong Province, and an attractive breed for aquaculture purposes as it is a relatively small fish that grows best in our APRAS and provides “white pieces of fillets with flaky flesh that are suitable to the gourmet taste liked by Asians,” and is similar to that of the much-prized marble or sand goby. It is easy to ship, as it lies motionless in shipping bags, and stacks well in the live fish tanks used in Asian restaurants.

However, sleepy cod fish does not have a large market share in China compared to the carp species. Our market research of the sleepy cod market size in 2012 shows that total annual domestic production is about 25,000/28,000 MT distributed to more than 100 wholesales markets of many provinces with the markets at Guangzhou City, Southern Coastal towns of Guangdong and markets in Shanghai City (the dominant markets).

Our Wholesale Center (1) being developed in Guangzhou City, LiWan District’s new wholesale market is well supported by many interstate logistics and transportation networks and is strategically located to market and deliver sleepy cod fish and prawns to the main wholesale markets of many provinces.

In our Prawn nurturing farm, held by ZSAPP, we are growing over 5,000 pieces of Green Prawn breeding stock that were imported from South-East Asian countries and successfully produced green prawn flies during the first quarter of 2013. We intend to market the Green Prawn flies as well as the Mexican White flies that constituted our main sales in 2012. During the past two years, our research confirmed that the demand and prices of Green Prawns in the local domestic markets were high (at between RMB450 to 550/10,000 flies in 2012) because supplies of quality Green Prawn is competitively low to Mexican White (at averaged price between RMB150 to 170/10,000 flies in 2012) in the past two years due to problems of inbreeding. As such, we are expecting good receptive demands for our Green Prawn flies by the regional prawn growers as they will be the offspring from our newly imported breeding stock free from inbreeding problems.

We built our fishery farms using our A Power Technology and System, now in its 10th version, to operate our sizeable commercial farming facilities. The A Power Technology and System is “an engineered, self-contained water treatment and re-circulating aquaculture system (“RAS”) for the growing of aquatic animals on a commercial scale.” The technology is proven, having been used in Europe and Australia for over 30 years. The Company attributes these benefits to the system: improved productivity, lower labor requirements, mortality rates of less than 8%, feed-to-fish conversion ratio of 1:1 for pallet feed and 2:1 for non-pallet feed. The indoor system is fully controlled, tank water treated through micro-bio bacterial compartments to digest soluble wastes, solid waste separators remove the un-soluble wastes, UV and O3 chambers clean the water and oxygen of the water is maintained by in-built aerators with water temperature controlled by heat exchangers, which is then recycled at the rate between 60 times to 120 times per hour adjustable according to the motion requirement of the growing species of fish. Importantly, this system does not require chemicals or antibiotics and is pollution free. Given the high incidence of pollution in aquaculture and the existing out dated open dam aquaculture methods used in China, we believe that our technology gives us distinct advantages both in the sales of fish and prawns and for our consulting and service business to develop more farms in China.

Beef Cattle Farm Division

We have three operations in this division that are vertically integrated with facilities and services spread over three provinces in China, consisting of the following:

1.          Operation 1. Operation 1 is operated from Huangyuan County of Xining City, Qinghai Province by SJAP, a majority owned subsidiary of the Company incorporated in China in 2009. As of the date of this Annual Report, SJAP’S principal activities that are generating revenues comprise: (i) manufacturing and sales of organic fertilizer, (ii) manufacturing and sales of livestock feed, and (iii) rearing and sales of beef cattle. On February 28, 2013, SJAP completed its development of the Concentrated Livestock Feed Manufacturing Factory and started the production and sales of Contracted Livestock Feed (“CLSF”).This CLSF couples and complements SJAP’s bulk livestock feed to provide the local cattle and sheep farming industry with a unique and completed feed formula that can cater to the growing of cattle and sheep at various growing cycles (e.g., specially formulated mixes with efficient nutrients for dairy cows and sheep, weaning, fattening and mature cattle and sheep). The advantage of the formulated feed combination is that the cattle and sheep growers will realize cost savings in production knowing precisely the amount of concentrated feed that will be needed by their livestock, thus avoiding excess concentrated feed being wasted on over feeding, resulting in worthless excess fat in matured animals. In this respect, the Chinese central government has placed an order with SJAP to reserve annually up to 5000 MT of CLSF as part of the country’s annual reserved emergency livestock feed inventory. Thus, from March 2013 onward, SJAP will have additional revenue generated from the sales of CLSF.

The fertilizer, bulk livestock feed and cattle divisions under SJAP contributed 3%, 2% and 10% of the Company’s total revenue and 3%, 2% and 5% of the Company’s total consolidated gross profit from its sales of fertilizer, bulk stock feed and cattle respectively in 2012 derived from the production of about 4,500 head of mature cattle (between 15 months to 18 months old) from its own cattle houses and the co-operative growers, collectively, 25,000 MT of organic fertilizer, and 22,000 MT of bulk stock feed.

Our strategy is to increase the number of co-operative growers and obtain more internal cattle houses and thus to attempt to double the volume of production of mature cattle during 2013, which would in turn increase the demand for the production of fertilizer and bulk stock feed to grow in tandem. The cost of rearing cattle is expected to be lower as a result of concentrating efforts on manufacturing and/or selling livestock feed. The regional farmers are contracted to grow crops and pasture for us using our land that has been provided lease-free by the local Government or by using their own land, use our equipment for their planting and harvesting, are provided supervision and associated services from us, as well as seeds and organic fertilizer. These items are provided to them on credit, which are then charged against their account when the Company purchases the crops and pasture grass from them in return. Regional farmers also raise cattle for us using our bulk livestock feed under the same credit terms and conditions described above. That is, when the Company purchases the mature cattle from them, their accounts are charged for the feed against the amount paid.

The cattle we grow are primarily Simmental (a common breed introduced to China in the early 20th century), Charolais, and some Angus cattle. In general, six month old cattle are sold to local farmers, and we commit to repurchasing the cattle between 15 months to 18 months old.

We also rent cattle housing to farmers, and will provide slaughter and deboning services to them once our abattoir and deboning facilities are completed in 2014.

Beef is distributed through wholesalers and through our own or developed restaurants as described elsewhere in this Annual Report. SJAP will add sheep farming 2013 and value added product processing (including abattoir and de-boning facilities in 2013 and value added processing facility in 2014),and aims to expand its steakhouse restaurant “BULL” into a franchisee style chain of 50 outlets over time.

Overall, SJAP expects that revenues from operations will increase as a result of the addition of further herds, and of comprehensive value added processing and marketing facilities. SJAP sells its organic fertilizer and bulk livestock feed mainly to its cooperative and regional farmers in addition to using it to rear its own grown cattle, but because its geographic location is so far away from other major provinces there are high costs associated with selling its fertilizer, bulk livestock feed and live cattle other than to local purchasers; conversely, equivalent imports from other provinces must be made at a higher cost, which provides SJAP with a competitive edge. Further, Qinghai Province is a region rearing a million head of cattle and sheep per year, providing an ample market for SJAP’s fertilizer and livestock feed.

Our strategy includes building and owning our own abattoir and boning room in 2013 and the value added processing facilities in 2014, meaning that the distribution of our value added beef products to other provinces and main cities will become feasible as we will improve our economies of scale to mitigate cost of transportation being charged on net meat weight instead of live cattle weight, and also exploit the lower production cost and leverage of its fully integrated operation and benefit from high sale prices due to its higher meat quality.

SJAP is making progress with the required merit credentials in China to become a certified China Dragon Head Business (which is a prestigious certification granted by the Chinese Government to businesses demonstrating corporate social responsibility) by 2014, frequently leading to additional governmental grants and other forms of assistance. Qinghai Province has bigger numbers of ethnic minorities receiving proportionately higher grants, incentives, assistances and subsidies from the Government, and SJAP has been well supported by the Government due to our CSR. In line with the focus on food security and managing the imbalance between rural (i.e., agrarian) and urban, this development will only enhance SIAF’s niche market position.

In the longer term, we believe that wholesaling prices on SJAP’s fertilizer and bulk livestock feed will maintain a steady growth rate of 5 to 10% per annum influenced mainly by rising labor cost of the country. Further, we expect a trend of continuous increases in beef and cattle prices given the increase in demand for quality beef and beef products (including value-added products) in tandem with the rise of living standard of China, the short supply of quality breeding stock that will be required to produce enough cattle to satisfy the increased demand and the Government’s stringent restrictions placed on imported cattle and beef meat from many developed nations due to disease and quarantine control measures; all of which will influence the price rise in cattle and beef meats in China.

In 2012, we have seen the wholesale prices ramp up from an average of RMB 16/Kg for live cattle and RMB 36/Kg for beef meat in January 2012 to its current average of RMB 32/Kg of live cattle and RMB 55/Kg of beef meat at the end of February 2013, representing a rise of 100% in live cattle and 53% in beef meat prices. We don’t expect prices to rise continuously at such a rate, but it is reasonable to assume the rate of increases to be between 10% to 15% per year for the next three years.

2.   Operation 2. Operation 2 is operated in Linli District, Hunan Province, by Hunan Shenghua A Power Agriculture Co. Ltd. China (“HSA”), a 76%owned subsidiary. As of the date of this Annual Report, HAS conducts the following business activities, both of which are in the development stage: (i) manufacturing and sales of organic and mixed fertilizer, and (ii) cultivation of pastures and crops in preparation for the establishment of beef cattle farm. By January 2013, its first organic fertilizer production plant was established and started its production of organic fertilizer. On March 5, 2013, HSA secured the rights to use a well proven enzyme (developed by a Hong Kong Company some twenty years ago and has been applied by global manufacturers of organic fertilizer). The advantage of this particular enzyme is that when it is applied to our organic fertilizer it has the ability to convert part of the organic raw materials into potash and phosphate without having to add in chemically formulated potash and phosphate, such that our end fertilizer can be qualified as pure organic fertilizer made with 100% natural organic raw materials. With this pure organic fertilizer HSA is in a position to explore fully the potential market of the fish farms that are growing fish in lakes (Lake Fish Farms) in line with the Government Policy to encourage the Lake Fish Farmers to use pure organic fertilizer instead of chemical fertilizers, and at the same time, the cost savings from avoiding the use of chemical potash and phosphate result in a better profit margin for the company. Sales of pure organic fertilizer commenced during the fourth week of March, 2013.

Development of HSA in Linli District, Hunan Province is modeled like SJAP but it has a much better environment, being situated in a farming rich province that is next to the Guangdong Province and benefits from cheaper logistic costs, being closer to markets, favorable climates (milder winters and longer summers compared to SJAP’s long bitterly cold winters and short summers), and being closer to large markets. However financial support from the Government is limited due to there being more entities sharing the Government’s support provisions.

At the same time, the differences between HSA’s development and SJAP’s development are that, when SJAP bought the project land in 2009, there were over 40 old buildings such that SJAP renovated, converted and renovated it to fit its present application resulting in lower development cost; whereas HSA had to start from bare land cost including incurring higher development cost and requiring much longer development time.

Hunan Province is one of the biggest primary producing provinces of China with over 4 million primary producers producing rice, tea, tobacco, grapes, citrus, cotton, seedlings, sunflowers, herb plants and many varieties of cash crops and it has a long standing history in lake aquaculture producing million tons of fish and other seafood annually (e.g., total primary production is over RMB450 Billion, or about US$75 Billion) recorded in 2011 (as announced by Hunan Province Agriculture Department).

Since 2009, the Government implemented policies and enforcements to restrict the application of chemical fertilizer and to encourage the application of organic fertilizer such that the fertilizer industry is now going through a revolutionary era. The trend of using organic fertilizer is on the rise steadily since 2009 which is evidenced by HSA’s organic fertilizer being sold to and applied by the regional “Lake fish farmers, Tea plantation and grapes growers etc.” Currently, chemical fertilizers in the region are wholesaling between RMB 3,000 to 3,600/MT subject to their chemical composition and our old organic fertilizer from SJAP was sold at an average of RMB1,200 to RMB1,300/MT. Our new 100% pure organic fertilizer with up to 8% potash is being marketed currently between RMB 2,000 to RMB 2,200/MT targeting to reach an average up to RMB2,600 / MT such that its prices will be at the mid-range of organic and chemical fertilizer.

HSA is targeting to produce up to 30,000 MT of 100% pure organic fertilizer in 2013 under its newly completed production plant and facilities aiming to increase its capacity to about 90,000 MT/year in stages by 2015 subject to its sales performance within the period. The main hardship related to selling fertilizer is the requirement to provide longer credit terms (sometimes up to 180 days) to our end buyers because these end users normally can afford to pay for them only after they sell their products; however only farmers who are assessed as creditworthy by us and who plant their fields and follow our requirement to harvest crops each year are considered.

3.  Operation 3. Operation 3 has two sub-divisions:

(a)	Operation 3(a) is a beef cattle farm to which we refer as Cattle Farm 1 situated at Guangdong Province, Enping City, owned and operated by JHMC. On September 17, 2012, its application to become an SJVC was approved and granted by the Chinese authorities. On September 17, 2012, through our wholly owned subsidiary MEIJI, we acquired a total of 75% equity interest in and became the controlling shareholder of JHMC. JHMC has thus been a consolidated subsidiary since September 17, 2012.

Enping is situated in the Southern part of China with a semi-tropical climate, and the cattle farm is operated based on our semi-free ranged growing and management system that allows the cattle to roam around and feed in our pasture fields during the mornings and be kept and fed with our formulated aromatic feed in our semi-opened cattle houses during the hot days and nights. This is an entirely different agricultural environment than that of SJAP in Huangyuan, Xining, which has bitterly cold and long winter seasons such that all cattle are being grown in fully insulated cattle houses. The 2012 experience of the JHMC farm showed that the growth rate of the cattle in this growing environment is faster than in SJAP (averaging 1.78 Kg/day/head in weight gain compares to SJAP’s 1.5 kg/day/head). However Cattle Farm (1) showed higher mortality rates than SJAP (recording 5% in Cattle Farm (1) compared to 0.25% in SJAP). The reason for the higher mortality is due mainly to the change of climate, as Cattle Farm 1 has to buy young cattle from farms situated at the cold Northern part of China where they have ample supply of young cattle at lesser costs, but requiring over 3 days of transportation, such that some of the weaker young cattle could not adapt to the hot climate of Enping and thus could not recover from the journey. To avoid the repetition of this high mortality rate, Cattle Farm 1 is building additional semi-open cattle houses that are equipped with cooling systems as temporary depots to receive the young cattle and to nurture them back to health before they are grown in our normal cattle houses. The other differential aspect between Cattle Farm 1 and SJAP is in the management of environmental impact; SJAP is going to build a mash gas station (estimated by the year end of 2013) to manage all of its cattle waste into electricity with its residue recycled as raw material used in its manufacturing of organic fertilizer, whereas in Cattle Farm 1, the cattle waste is being kept in septic wells that is treated with our enzyme under fermentation process, and then is being channeled to fertilize our pasture fields at the farm. JHMC’s waste treatment program is sufficient for the time being as it has enough pasture fields to absorb the waste yielded from limited number of cattle (up to 500 head) being grown on the farm, however as the cattle number increases to exceeding the fields’ fertilizer absorbing capacity, an alternative environment treatment plan must be implemented in order that this JHMC farm can grow more cattle.

(b)	Operation 3(b) is a beef cattle farm to which we refer as Cattle Farm 2 situated in Guangdong Province, Guangzhou City and is operated by MEIJI. As of the date of this Annual Report, MEIJI generates revenues through engineering and technology services obtained through consulting and servicing contracts and management fees. MEIJI completed the contract to develop Cattle Farm 1 during the first quarter of 2012, and began work under another contract to build a Cattle Farm 2 in another district within Enping City, Guangdong Province during the second quarter of 2012 with work in progress continuing through the end of 2013. We anticipate completing Cattle Farm 2 by mid-2014.

MEIJI is the marketing and distribution agent for all cattle farms that are and will be developed by MEIJI using its “Semi-free growing” management systems and aromatic-feed programs and systems to grow beef cattle.

Cattle Farm 2 will be complimentary to Cattle Farm 1 having an additional 76 acres of land suitable for growing our type of pasture (a cross between Elephant and Yellow grass) that has a very high yield rate of over 35 MT/1/6 acre/year, and containing an average of over 9% protein that is very suitable for the consumption by cattle. Between the two farms, under normal seasons, they have a capacity to produce up to 30,000 MT of pasture/year collectively that is capable to feed up to 5,000 head of cattle/year based on the consumption rate of average of 6 MT/head/year if the environmental issue mentioned above is resolved properly.

By the end of February 2013, the Company had completed the external road works of about 10 Km leading from the outer-boundary access road to and surrounding the two farms. The development cost of this road was shared at the ratio of 2:3 by Cattle Farm 1 and Cattle Farm 2. This all season road was constructed under the request of the district village committee of Enping City, enhancing corporate social responsibility in our development of the two cattle farms.

Beef is traditionally a niche market in China, as it is sold mainly by expensive restaurants of upmarket hotels rather than in the homes of China’s consumers. This situation is rapidly changing owing to urbanization and rising incomes and the rising middle income demand for a high protein diet and people eating restaurant meals due to work demands; thus we see that China’s rising middle class diet is switching towards more protein and affluent middle class urban residents are at the vanguard of this trend, being more likely to try new gourmet foods.

Our free range cattle grown in the Enping farms are fed with natural pastures, concentrated livestock feed and our Aromatic Feed that contains Chinese herbal plants specially designed to improve animal health such that these Enping farms produce healthy cattle and in turn quality meat. Although we cannot have them certified as pure organic meat yet because we cannot get certification from suppliers of the raw materials used to make our concentrated feed purely organic, we are not too far away from being qualified to obtain 100% pure organic meat certification. However, we believe we shall have resolved this issue as soon as we have established that our sources of supplies of organic raw materials are from reliable certified suppliers. Also, we expect to increase our herbs sufficiently to support the viability and nutritional benefits of the said suppliers.

The Enping cattle farms are situated in Guangdong Province, which is not a traditional cattle growing country due to its tropical climate. Most of cattle and beef supplies are imported from the Western and Northern Provinces at higher costs entailing higher wholesaling and retailing prices in Guangzhou City and in its urban cities; that provides marketing advantages to our cattle sales within the region.

Moreover, our 2012 sampled meat trials carried out with a number of reputable restaurants and hotels in Beijing City were well received with constant requests for us to supply on a long-term basis. Our strategy is to ensure we can supply the quantity to maintain consistently sustainable supplies as required by our customers. At Enping cattle farms we will grow at least 1,000 heads of mature cattle in 2013 which is the minimum starting numbers required to sustain the supplies to just a couple of food chains.

In accordance with The China Federal Agriculture Annual Report of 2011 the consumption of beef meats was over 6.48 million MT and 10% of which were premium cuts, as such, our planned 1000 head of mature cattle in 2013 will yield approximately 375 MT of meat, which is a tiny fraction of the total market share indicating vast potential for growth in the future.

Hylocereus Undatus (“HU”) Plantation Division

JHST, an SJVC that is 75%owned by MEIJI, is consolidated as a subsidiary, and is the owner and operator of the Hylocereus Undatus Plantation (“HU Plantation”), which is situated at Enping City, Guangdong Province. In 2012, JHST contributed 9% and 10% of the Company’s revenue and gross profit, respectively. The plantation was developed in 2008 with revenues generated since year 2009. As of the date of this Annual Report, JHST has two types of operations: (i) growth and sales of flowers; and (ii) drying and value added processing and sales of HU flower products.

The HU Plantation has been suffering from plant disease over the past two years and resulted in reduced the yield of HU Flowers. The Company tried to overcome this problem with various preventive trials in 2012 (such as green housing, re-planting, change of fertilization program and anti-disease spraying from Malaysia etc.) with few positive results. Although the overall harvest of 2012 was better than in 2011, it was still far below the harvest of 2010. In fact, the HU Plantation’s 2012 revenue and earnings were mainly supported by the sales of additional dried HU flowers processed from fresh HU flowers that were bought from regional growers. Since October 2012 after the harvesting a season of HU Flowers, the Company has dedicated its effort to finding a viable solution to this disease problem, and by the end of February 2013, the Company believes that a solution was found. We started to implement the developments accordingly from March 2013 on the HU Plantation with the aim to rectify the situation before the start of the new harvest season beginning in June 2013.

JHST cultivates 187 acres of Hylocereus Undatus, or Dragon Fruit (cacti) flowers in Guangdong Province. Dragon Fruit flower for a very short period, sometimes only one night, and must be picked before they turn from green to white 20 to 25 cm long flowers, so they are by definition a fairly delicate crop. The harvesting season is from July through October. Dragon Fruit cacti take three years to reach maturity, though they will flower a little even in their first year, and can produce for as long as twenty years. JHST began planting in late 2007, and by 2013 all of the plants are matured plants (averaging over 4 years old). To date, the product has been sold in the form of dried flowers, which are used in health-related soups and teas, and fresh flowers, consumed as vegetables in China. Currently, fresh flowers are sold to regional wholesale and retailing markets due to its short shelf life, whereas dried flowers are sold after they are dried and packed to a few major wholesalers who in turn distribute them to other wholesale and retailing markets and export traders right through the winter and spring months (from October to June each year) in the Guangdong Province as our annual production. In this respect, it is a distinctly seasonal revenue product, as more than half of the division’s revenues are recognized in the third quarter, and no sales are made in the first quarter. It was originally forecasted that by 2014, dried and pickled flowers would make up 96% of the division’s flower income as produce is diverted away from delicate fresh flowers; however, the planting of a special Chinese herb (called XueYingZi commonly known as “Immortal Vegetables” in China), which is rich in Selenium, among the HU Plants is expected to help to prolong the shelf life of the fresh flowers from 2/3 days up to 12 / 14 days, which will increase the sales of fresh flowers that are delicious to eat as fresh vegetables and commonly accepted as quality gourmet vegetables. We expect this improvement of shelf life of the HU flowers to gradually even out our sales of dried flowers and fresh flowers through the harvest season starting in late June to October of each year and leave our drying and processing facilities extra time to process more flowers that we intend to buy from other regional growers so as to increase our overall revenue from 2013 onwards. Beginning in June 2013, JHST will also add the sales of the Immortal Vegetables planted now, which we expect to harvest within two and half months followed by replanting two crops per year. With this progress of improvements, JHST is attempting to eliminate the factor of seasonality in revenue. The overall market situation of HU Flowers is that demand is greater than supply due to following reasons; (i) In Guangdong Province, HU Plants can only be grown commercially along certain districts where there were over 40,000 acres of HU Plantation back in 2005, but due to the growth of industrialization and modernization acreage is now less than 4,000 acres, and (ii) farm laborers are getting harder to find, coupled with the increase of cost of wages and salaries, the rapid rise of the land cost and the increase cost of farm developments, making it extremely difficult to start up a big acreage HU plantation. For these reasons we are anticipating prices of dried HU flowers to enjoy a steady rise at an average rate of 8 to 12% per year, which has been the trend since 2009.

SIAF

From the last quarter of 2012 the Company decided to generate the following business income to fund its shared services operations’ working capital annual budget:

(1) The Wholesale and Distribution Facilities development project including design, construction and project management of its business operation of a specialist modern beef wholesale and distribution center (Wholesale Center 2) for Guangzhou City NaWei trading Co. Ltd (“NWT”), an unrelated Chinese third party owned company situated at the Guangzhou City, LiWan District, New Wholesale Market. Work started in November 2012, and as of the date of this Annual Report, we have completed a freezing room facility that has the capacity to store up to 150 MT of frozen food at -25 Degrees Celsius with renovation and alteration work progressing on other facilities (e.g., wholesaling shop, packaging and processing facility, office, dry good storage and function room etc.)

(2) The Central Kitchen and related facilities development project including design, construct, project management of development and management of business operation for Guangzhou City Wangxiangcheng (“WXC”), an unrelated Chinese company, of a Central Kitchen, a Central Bakery, a fast food restaurant and 3 mobile food stores (Central Facility 1) situated adjacent to Wholesale Center 2. Work started in November 2012, and as of the date of this Annual Report, about 50% of the construction work was completed.

(3) The Restaurants development project including design, construct, project management of development and management of its business operation for WXC as well of two new gourmet restaurants situated at the Guangzhou City, Tianhe District (Tianhe underground shopping Center) (Restaurant 3) and Guangzhou City, DaShaiWan District, Harbor City Shopping Center (Restaurant 4). As of the date of this Annual Report, construction and renovation work on Restaurant 3 has been completed and it opened for business on March 19, 2013, while work is progressing on Restaurant 4.

(4) The construction of a trading complex for the Import and Export trades of the Company itself, at another building adjacent to the Wholesale Center 1 and 2 (herein after called the Trading Center). As of the date of this Annual Report, our construction work is in progress while our marketing and sales business operations in this Trading Center is making good progress developing sales into various reputable food chain outlets, wholesale market stores and super market chains in the Guangzhou City as well as in the southern coastal towns of the Guangdong Province.

We are expecting to be appointed the turnkey solution provider given our current success on existing projects to our Chinese investor who own the WXC’s development plan to develop over 50 gourmet restaurants and fast food outlets collectively within 2 years (2013 to 2014) and NWT is planning on the developments of a number of modern health food department chains in the Guangzhou City within 2014 to 2015, and SIAF is their engineering consultant, management service provider and marketer; as such we expect SIAF’s business and engineering development division to be kept busy for the next 3 years. At the same time we are aiming to develop our import and export trades and the seafood value added trades in harmony with WXC’s and NWT’s developments to maintain our growth rates on the sales of fish, seafood and beef products to gain momentum in materializing our business vision of vertical integrated operation.

Our Engineering and Technologies:

We and our subsidiaries essentially constitute an engineering company providing services in engineering consultancies, supervision and management on the development of agriculture and food based projects in China covering the construction of farms (or other facilities) as well as the development of business operation of the related projects that are applying and using our principal technologies, including the following:

* An RAS and designs for the growing of aquatic animals (Fishery);

* Indoor Cattle growing system and designs for the growing of cattle and sheep in locations of China having cold climates (i.e., our cattle farms at SJAP Xining City, QingHai Province;

* Semi-free range Cattle Growing systems and designs for the growing cattle and sheep in locations of China having tropical hot climates, (i.e. the JHMC Cattle Farm (1) at Enping district; and

* other associated technologies.

Our services in this respect are comprehensively supportive with vertically integrated operational activities to provide service for the construction of and the business development of the projects (e.g., from the R&D on grown animals, supplies of foundation animals (baby calves, fingerling and breeding stocks etc.), supplies of our designed and configured plants and equipment to the marketing and sales of the end product).

Our Foreign Sino Joint Venture Company Model (“SJVC”):

Our SJVC model means that we execute a joint venture agreement between our nominated subsidiary company and the non-related interest or third party to provide for the specific forming of joint venture to develop mutually agreed projects in China on a turnkey basis in respect of each project undertaking. Our SJVC in China is a special purpose company where we act as the foreign engineering and technology provider and local partners as providers of seed capital who provide their respective responsibilities and duties as defined in the SJVC’s Articles of Association. It is an enforceable joint venture arrangement under Chinese laws and complies with China’s joint venture requirements, such that our SJVC will specify the Chinese investor will ultimately not own less than 25% equity interest so as to ensure that the SJVC will be accommodated so as to enjoy easier operational flexibility and to obtain more Government granted financial assistance and incentives compared to a 100% foreign owned company. To date we have established in total 4SJVC’s in China with 5 project entities with SJVC applications pending Government Authorities’ approval.

Our SJVC model comprises the following characteristics and stages:

1.	Before we established our farms in China under SIAF, we promoted our projects and our technologies and management systems to many Chinese Investors (farmers and / or businessmen) by inviting and taking them to see and to investigate farms that were built by our founder and directors in Malaysia and in Australia or to farms owned and operated by associates of our directors using the technology. Nowadays, investors in China interested to invest in our project can visit our farms in China without having to go overseas and they can witness the evidence of our successful implementation of and operations in the four business units or divisions we have established to-date since 2010 under our Five Year Plan.

2.	We execute SJVC agreements with interested Chinese investors for delivery of project under a turnkey delivery concept and in turn, we execute a Consulting and Service Contract (or C&S Agreement) to develop the facilities with our engineering, technology and project management, financial management and management of business operations of the project including sales and marketing of the products and related services. The Chinese investors are primarily the financier of the projects and contribute land and the Company is consultant, engineering technology and project management service provider agreement for each of the projects providing our in-house expertise, know-how, technologies and management. The SJVC agreement typically has a general condition that allow us the option to acquire up to 75% equity interest of the SJVC from the owner and operator of the project at cost of its total net assets at the time of acquisition and allows the said investors to keep the balance of the other 25% equity provided it meets our investment criteria as set out elsewhere in this Annual Report.

3.	We evaluate the project developments and associated situations progressively to decide on the project’s viability and cash flow generating ability before deciding when to acquire the SJVC either before or after its official formation as a SJVC and usually make the acquisition after the project starts to generated incomes from its business operation. When the project’s business operation starts to generate income and prior to the said acquisition, our main sources of income from the project’s business operation is derived from management fees and sales commission fees as its marketing and sales agent as the contract is with an unrelated third party.

Our Co-operative Farming Model provides us with intermediary a supply pipeline so we can ramp up our production at lower marginal cost to our operations, albeit on favorable trade terms from us.

Our strategy is to identify agriculture projects with strong growth potential linked to sales demand where small farmers lack commercial scale and expertise and where they benefit with our strategic alliance approach so that we have a win-win outcome for local small farmers who cooperate with us as an intermediary to produce the goods to supply our farms. We believe that this model ensures that we have a supply pipeline so we can ramp up product at lower margin cost to our operations albeit on favorable trade terms from us. We then work with the local government and with their help we managed to introduce and to initiate Farmers Co-operative, such as in the Huangyuan County, Xining City. This concept of strategic alliance with smallholder farmers under a Cooperative Farming Model was originated based on the following key characteristics and value enablers:

1. Once we have completed our assessment of the ability of the regional farmers to grow crops and pastures for us as our nominated contractors using our land that was leased to us free of rent by the local government or using the farmer’s own land, and using our plants and equipment for their planting and harvesting, we provide the farmers with supervision and associated services, seeds and organic fertilizer on credit terms offset by the crops and pastures that we purchase from them.

2. We also use this regional farmers’ concept when we are growing cattle as these farmers are our contractors using our bulk livestock feed on credit terms that will be offset by the amount of mature cattle that we buy from them.

3. The ultimate aim of this arrangement is to obtain cattle that will be qualified as “organically reared cattle” such that we shall be able to produce “Organic beef products” on a commercial scale basis.

The Organic Chain: (Organic Beef Product and Supply Chain)

•	SIAF’s agricultural waste is prepared by SIAF into bio-organic fertilizer.* Also the livestock feed** is prepared into bio-organic livestock feed.
•	The bio-organic fertilizer and the bio-organic livestock feed is sold to farmers that work on SIAF’s land-use rights (which is owned by the government) at a discounted price. The fertilizer and the livestock feed is also prepared based on our patented enzyme. The use of the enzyme is synergistic as the production of fertilizer and livestock feed is permissible during 12 months of the year, which is a competitive advantage.
•	The farmers use the bio-organic fertilizer on the soil and feed the grain to the cows together with the livestock feed. Tests made by the government that owns the land shows the following results from use of the bio-organic fertilizer:
•	Additional average weight gain per head of fattening cattle;
•	Additional fresh milk produced;
•	All feeds are much easier to digest resulting in much cleaner environment in the cattle yards and houses;
•	No sickness during the period was recorded through the cause of consumption of our feeds; and
•	All cattle preferred to eat our feed and were reluctant to revert back to the consumption of their old feed after they had consumed our feed during the period.
•	SIAF’s organic fertilizer and livestock feed is thus good also for the farmers since the animals tend to grow faster and healthier with a lower mortality rate. Through a new patent that SIAF has acquired the fat of a 15 month-old cow can be decreased from 15 kg to 5 kg, which improves the quality of the meat and its yield. The inventor of the patent is now a co-owner in the joint venture company (no other payment is required by SIAF).

•	SIAF acquires the cows from the farmers when they are about 6 months old. Due to the discounted price of the bio-organic fertilizer, SIAF acquires the cows to a discounted price from the farmers for a win-win outcome.
•	The cows are fed with SIAF’s organic livestock feed (patented “Stock Feed Manufacturing Technology”).
•	The fertilizer derived from cow manure is prepared by SIAF.
•	The cows are slaughtered when they are about 15 to 18 months old.

*Through the patented environmental friendly “Bacterial and Bio-organic Fertilizer Manufacturing Technology.”

**Consists of raw material consisting of crop wastes as well as locally grown and available wild wheat plus wild wheat sterns, wild peas with sterns and leaves, and selective pastures grown in the wild. These raw materials will be finely cut and put through a number of aging and fermentation processes by adopting a technology and method called “Stock Feed Manufacturing Technology,” duly licensed by Tri-Way Industries Limited, a 100% owned subsidiary of SIAF, and catalyzed by the Enzyme developed by SJAP. Thereafter, the end materials will be packed and sealed in airtight and weatherproof packaging ready for storage.

16

Our 5 year development plan

We made a strategic decision to dispose of our dairy business in December 2009 due to the unhealthy environment of the dairy industry that was controlled by a few big value-added processors who in our opinion did not reinvest enough into the primary daily producers. Essentially this practice caused the production of inferior quality of milk by some dairy producers due to lack of profit, which was one of the main reasons for the downfall of the dairy industry in 2010. After the sale of our former dairy business, we decided to implement our growth plan to develop the business operations in (i) cattle fattening and producing of beef products and (ii) fishery for the cultivation of fish and prawn and related products as these sectors provided the opportunity for us to supply quality products for a good margin linked to our integrated business model using our technology, innovation and engineering expertise for providing a turnkey solution for highly productive production facilities linked to our distribution system, as is further described elsewhere in this Form 10K.

We believe we can substantially increase our revenue, gross margin and net income by implementing a growth strategy that focuses on (i) vertically integrated developments in our fishery and beef sectors in order to bring our principal products directly from farms to the end consumers, and (ii) marketing our brands of high quality, healthy, natural and organic products to the right markets, at the right price and at the right time.

Key to the plan is the ongoing integration of down-stream, middle-stream, and up-stream activities into full modules across all fishery and beef operations.

The diagram below shows the synergistic relationship of the Down, Middle and Upper Streams of activities:

For purposes of the following discussion: (i) “Downstream” refers principally to those activities that do not in and of themselves produce goods or generate revenue, such as research and development, but prepare for and enable the Company to carry out its Midstream activities; (ii) “Midstream” refers principally to those activities that produce goods generating some but not most revenues, and (iii) “Upstream” refers principally to those activities that generate income, such as sales of our goods, in addition to activities such as their marketing and distribution as well as ensuring compliance with environmental regulations.

The three parts of our growth plan for the vertically integrated developments in our fishery and beef business operations are described below:

1.	Downstream activities include:

•	Establishment of research and development and facilities for breeding and nurturing of the particular species of fish (e.g., sleepy cod) and prawns (e.g., green prawns) that can be grown readily in our Recirculation Aquaculture System (“RAS”), an indoor and on land fishery facility that can produce chemical- and pollution-free fishes and prawns on commercial scale with high economic efficiencies under controlled conditions and management systems that can avoid much seasonal variations and deleterious environmental effects.

•	Securing the sources of supplies of young cattle (averaging from 6 to 12 months old) suitable to be grown (i) in our indoor farms developed by SJAP at Huangyuan, Xining operation and by HSA at Hunan, Linli operation, and (ii) in our free ranged cattle farms developed by HMCF and MEIJI at Enping, Guangdong.

•	Development and education of manufacturers and suppliers to supply a range of equipment, parts and components for us to (i) assemble our designed biological filtration, solid wastes filtration, disinfection and disease illumination chambers and heat exchange units in our RAS farms, and (ii) to be installed in our indoor cattle farms with suitable feed-lots and drinking water chains and heating units etc.

•	Development of a team of personnel who have the abilities to liaise with the government officials and the knowledge in our business operations to promote our projects to the governmental authorities such that we can develop our projects efficiently and proficiently; and the promotion of our businesses to the local farmers, logistic operators, building contractors and investors such that we can develop our farming corporative, social responsibilities and our farms and other associated facilities effectively.

•	Establishment of research and development in upgrading our RAS technology to yield greater efficiencies for better economies of scale.

2.	Midstream activities include:

•	The fishery developments comprise the construction of and developments of business operation of RAS fish and prawn grow-out farms and related hatchery and nursery farms for economies of scale.

•	The developmental activities surrounding the cattle and beef sectors include:

(i)	The construction and development of business operations of manufacturing of organic fertilizer;

(ii)	The construction and development of business operations of manufacturing of mixed fertilizer;

(iii)	The cultivation and planting of crops and pasture to supply raw materials for the manufacture of livestock bulk feed;

(iv)	The development of facilities and business operation of the manufacture of livestock bulk feed;

(v)	The construction and development of business operations of indoor cattle farms;

(vi)	The development of farming corporatives;

(vii)	The cultivation of crops and pastures, construction and development of business operations of the free range cattle farms;

(viii)	The establishment of research and development and facilities in the development of enzymes that SJAP invented or brought for the application to manufacture bulk and concentrated livestock feeds for cattle and sheep and eventually expand it to cover other types of livestock (e.g., fishes, prawns, ducks and geese); and

(ix)	The construction and development of business operation of the manufacturing factory to produce enzymes.

•	The construction and development of associated facilities to achieve environmental friendly conditions in all developments.

•	Training and development of human resources adaptable to our sectors of business operations as a vertically integrated group of businesses.

3.	Upstream activities include:

•	The marketing and distribution network, which incorporates the following enhancements:

(i)	The construction and development of business operations of wholesale distribution centers;

(ii)	The construction of facilities and development of business operations for the storing and distribution of live, freshly chilled and frozen seafood;

(iii)	The construction of facilities and development of business operations for the storage and distribution of freshly chilled and frozen beef and beef products;

(iv)	The developments of brands, labels and business operations of a franchising net-work to promote sales;

(v)	The development of business operations of import and export trades to high yielding markets;

(vi)	The logistics and transport networks for the delivery of our goods;

(vii)	The construction and development of business operation of retailing operations covering;

(A)	Chains of health food retailing markets and stores in China;

(B)	Chain of dinner style restaurants providing gourmet style cuisine;

(C)	Food store outlets;

(D)	Central kitchens; and

(E)	Central storage facilities.

•	The enhancement of a value added processing network that has the following aspects:

(i)	In the fishery sector, developments with local value added processors enabling them to conduct value adding processing for our fishery and prawn products to accelerate our sales growth; and

(ii)	In the beef sector, SJAP intends to carry out construction and development of business operation of a slaughter house, a deboning facility and a value adding factory for beef products in order to promote sales.

•	The remaining environmental issue is the treatment of and recycling of cattle wastes hat will be carried out:

(i)	By SJAP and HSA to develop mash gas station to generate electricity from the fermentation process of the cattle waste with the residue to be used as raw material to manufacture our organic fertilizer;

(ii)	By MEIJI to develop septic systems to recycle the fermented cattle waste back to the pasture growing fields; and

(iii)	By the fishery sectors to manufacture liquid fertilizer using the fishery waste.

Over the past years since the beginning of 2009, we have completed over 80% of the downstream and midstream developments and started the upstream developments in the second quarter of 2012. We intend to start generating incomes from its related developments during 2013 targeting the completion of all related developments during 2014.

The table below shows the schedule for our developments and related operational revenues being generated from 2009 to 2012:

Development of income-generating activities	Construction period	Revenue generated since
Manufacturing of organic fertilizer at SJAP	May 2009 to October 2010	March 2010
Bulk Livestock feed manufacturing at SJAP	May 2010 to October 2011	July 2011
Indoor cattle fattening houses (10 lots) at SJAP; work is still in progress for the other 19 lots	January 2010 to present with continuing developments	March 2011

Local farming corporative at SJAP with works continuing; the local farmers are growing cattle for us using our livestock feed and the local government planned and started construction on more cattle fattening houses using our farm building technology for the said farmers

	January 2010 to present with continuing developments	December 2012

Cultivation, cropping and pasturing of land at SJAP; as at December 31, 2012, the local government has provided rental freed land to us up to 5,000 acres for the local farmers to grow the crops and pastures for us

	January 2010 to present with continuing developments	December 2012
Manufacturing of concentrated livestock feed at SJAP	June 2012 to January 2013	January 2013
Organic and mixed fertilizer manufacturing at HSA	August 2011 to present with continuing developments and 1st production plant completed in January of 2013.	June 2012
Fish Farm (1) at JFD	September 2010 to August 2011	May 2011
Prawn Farm (2) at ZSAPP, with the related SJVC has not been formalized as at January 31, 2013	January 2012 to present with Phase 2 work continuing.	May 2012
Cattle Farm (1) at JHMC	March 2011 to present with continuing developments.	March 2012
Wholesale Center (1) for the sales frozen, freshly chilled and live seafood	May 2012 to present with continuing developments	December 2012

In addition, during 2012 the Company commenced upstream activities for the distribution of its fish and beef products and import-export of its own and auxiliary products. SIAF also began involvement in the development and operations of two restaurant chains (“Leonie’s” and “Bull”), including a central kitchen and other associated activities. In addition, 2012 saw the development and operation commence for both seafood and beef wholesale markets. As these activities are further developed into fully integrated modules, the synergies between pre-wholesale, wholesale, distribution, and retail business operations are expected to accrue incremental benefits. This is the essence of our capital development growth strategies generating accretive financial results.

Financial summary of the past three years of the 5 year development plan

SIAF continues to adhere to its annual budget for its Five Year Plan with respect to both its capital development progress and financial performance. Since SIAF started its 5 Year growth plan from March 2010, the yearly growth rates on equity per share have been 21%, 22% and 23% for 2010, 2011 and 2012, respectively, which has been significantly better than budgeted as production could be ramped up once operational to match sales demand.

In absolute dollars, the increases in both revenue and net earnings year over year in 2012 exceeded that for 2010 and 2011, combined. Management is confident that the overall financial performance of the Company achieved in 2012 has sufficiently compensated for the increase of issued and outstanding shares. To date, the executive directors have retired 18,000,000 of personally owned shares of our common stock in order to maintain healthy growth in both net tangible assets per share as well as earnings per share. Through December 31st2012, SIAF has experienced the growth rates shown in the table below:

Financial Summary Highlights / performance derived from the 5 year Growth Plan

			Growth rate		Growth rate
	Full year	Full year	Between	Full Year	Between
	2010	2011	2010 and 2011	2012	2011 and 2012
	$	$		$
Revenue

Discontinued Operations	28,632,300	-		-
Continued and discontinued Operations	39,551,066	51,879,903	146%	138,613,639	167%
Net Income

Discontinued Operations	10,214,722	10,203,951		-
Continued and discontinued Operations	8,500,822	25,894,983	38%	57,545,832	123%
Basic EPS

Discontinued Operations	0.21	0.22		-
Continued and discontinued Operations	0.16	0.43	169%	0.70	63%
Diluted EPS

Discontinued Operations	0.19	0.16		-
Continued and discontinued Operation	0.14	0.39	179%	0.63	62%
Net Tangible Assets	101,051,881	135,395,373	34%	217,090,742	60%
Net Total Assets per share (Diluted)	1.65	2.02	22%	2.36	17%
Weighted Average outstanding shares (Diluted)	61,223,823	67,158,210	10%	92,016,910	37%
Shareholders' Equity and non-controlling Interest	101,051,881	135,395,373	34%	217,090,742	60%
Value of Shareholders' Equity per Share	1.65	2.02	22%	2.36	17%

GROUP CORPORATE STRUCTURE (by Equity %)

GROUP CORPORATE STRUCTURE (BY Business Sectors)

26

MAP OF OUR BUSINESSES

Summary of Our Land Assets

Item	Owner	Location	Project	Area (acre)	Nature of Ownership	Tenure	Date Acquired	Expiry Date
Hunan Lot 1	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	31.92	Lease	43	5-Apr-2011	4-Apr-2054
Hunan Lot 2	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Pasture growing	247.05	Management Rights	60	18-Jul-2011	—
Hunan Lot 3	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	8.24	Land Usage Rights	40	24-May-2011	23-May-2051
Guangdong Lot 1	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Yane Village, Liangxi Town, Enping City	HU Plantation	8.23	Management Rights	60	10-Aug-2007	—
Guangdong Lot 2	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	27.78	Management Rights	60	14-Mar-2007	13-Mar-2067
Guangdong Lot 3	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	60.72	Management Rights	60	18-Apr-2007	—
Guangdong Lot 4	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	54.68	Management Rights	60	12-Sep-2007	—
Guangdong Lot 5	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Jishilu Village of Dawan Village, Juntang Town, Enping City	HU Plantation	28.82	Management Rights	60	12-Sep-2007	—
Guangdong Lot 6	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Liankai Village of Niujiang Town, Enping City	Fish Farm, HU Plantation	31.84	Management Rights	60	1-Jan-2008	31-Dec-2068
GuangdongLot 7	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	41.18	Management Rights	26	1-Jan-2011	31-Dec-2037
Guangdong Lot 8	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Shangchong Village of Yane Village, Liangxi Town, Enping City	HU Plantation	11.28	Management Rights	26	1-Jan-2011	31-Dec-2037
Guangdong Lot 9	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Xiaoban Village of Yane Village, Liangxi Town, Enping City	Cattle Farm	41.18	Management Rights	20	1-Apr-2011	31-Mar-2031
Qinghai Lot 1	Qinghai Sanjiang A Power Agriculture Co. Ltd.	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	Cattle farm, fertilizer & livestock feed production	21.09	Land Usage Rights & Building ownership	40	1-Nov-2011	30-Oct-2051
Total				614.01

SIAF's Group of Companies - Rented Premises Profiles

	Company	Location	Usage	Landlord	Tenure

1	Sino Agro Food, Inc. Guangzhou Representative Office	Room 3801, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe district, Guangzhou City	Head office	Guangzhou Shine Real Property Development limited Company	9 Jul 2012 to 8 Jul 2014

2	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-3, Jiangzhou Shuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Department	1 April 2013 to 31 March 2018

3	Jiangmen City A Power Fishery Development Co. Ltd.	Room 202, Finance Building Chang’an Street, Niujiang Town, Enping City	Office	The Economic Development Office of Enping Government	15 Jul 2011 to 14 Jul 2016

4	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Unit 4-5, Jiangzhou Shuizha Building No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Department	1 Jun 2012 to 30 Jun 2017

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

Our current business operations are conducted in the PRC.  Because China’s economy and its laws, regulations and policies are different from those typically found in the West and are continually changing, we face certain risks, which are summarized below.

Risks Related to Our Company

The current global economic and credit environment could have an adverse effect on demand for certain of our products and services, which would in turn have a negative impact on our results of operations, our cash flows, our financial condition, our ability to borrow and our stock price.

Since 2008, global market and economic conditions have been disrupted and volatile.  Concerns over increased energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market sub-prime collapse and a declining residential real estate market in the U.S. have contributed to this increased volatility and diminished expectations for the economy and the markets going forward.  These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession.  It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and which of our products, if not all of them, will be adversely affected.  These conditions, if they continue, could cause a material decrease in our sales, net income and an increase in the prices we pay for raw materials used in producing our primary produce and products and our development cost and, thus, materially affect our operating results and financial condition.

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems.  If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the SEC, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, cause our stock price to drop.

Because we will require additional financing to expand our vertically integrated operation in accordance with our business plan and growing strategy, our failure to obtain necessary financing will impair our growth strategy; in addition, the risk of “vertical integration” is significant.

As of December 31, 2012, we had working capital of $111,410,877, including cash and cash equivalents of $8,424,265.  Our capital requirements in connection with our planned vertically integrated development and growth plan of our business are significant.

In most of the developed countries, risks of agriculture operations are shared to a certain degree by different sectors in the industry, for example the following:

•	Research and development are at times initiated and supported by government departments;
•	The primary producers are mainly concerned with the growing risks of the produce;
•	There are marketing companies that assume the risks of marketing the produce;
•	There are trading houses conduct the sales of the produce and assume the credit risks of the sales; and
•	There are logistic companies that assume the risks of transporting the produce.

However, as a vertically integrated operator, we shall have to cover all the mentioned risks. China is a developing country and currently its agriculture industry has not been fully developed similarly to other developed nations. As a result, management believes that it is essentially important for us to be able to develop our business operation in a vertically integrated manner in order to be able to achieve reasonable profit margins for our products. Although we also believe that the multiple layers of profits generated through the multiple operations may compensate to some degree for the variety of risks that we face through the multiple operations, nevertheless, the overall risks are much greater. At the same time, the full module of our vertically integrated developments has not been completed and these vertically integrated developments may require significant capital expenditures and management resources. Failure to implement these vertically integrated developments could hurt our ability to manage our growth and our financial position.

The estimated costs for this and other projects that are part of our growth strategy in the future will cost us an estimated $500 million in the aggregate and will be undertaken in phases of our 5 year-plan that was initiated in March of 2010, depending on the funds available to us including internal capital and external capital. We intend to use a significant part of the net proceeds from an offering of our securities to fund part of the estimated costs of its final phase. However, we will need approximately $118 million in 2013 to accomplish our longer term objectives, including but not limited to the approximately $26 million in gross proceeds intended to be raised from any such offering.

To accomplish the objectives discussed above and to execute our business strategy, we need access to capital on appropriate terms. We currently have no commitments with any third party to obtain such additional financing and we cannot assure you that we will be able to obtain the requisite additional financing on any terms and, if we are able to raise additional funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investors in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price. We cannot assure you that our business objectives, particularly over the longer term, will be met on a timely basis, if at all. Consequently, we may be unable to meet fixed obligations and expenses that will be generated in the operation of our business, whether as presently in existence or as proposed. Any failure to obtain requisite financing on acceptable terms could have material and adverse effect on our business, financial condition and future prospects.

No assurance of successful expansion of operations.

Our significant increase in the scope and the scale of our product launch, including the hiring of additional personnel, has resulted in significantly higher operating expenses. As a result, we anticipate that our operating expenses will continue to increase. Expansion of our operations may also cause a significant demand on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our attempts to expand our marketing, sales, manufacturing and customer support efforts will be successful or will result in additional sales or profitability in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, as well as the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in its results of operations.

We may be unable to successfully expand our production capacity, which could result in material delays, quality issues, increased costs and loss of business opportunities, which may negatively impact our product margins and profitability.

Part of our future growth strategy is to increase our production capacity to meet increasing demand for our existing goods. Assuming we obtain sufficient funding to increase our production capacity, any projects that we undertake to increase such capacity may not be constructed on the anticipated timetable or within budget.  We may also experience quality control issues as we implement these production upgrades.  Any material delay in completing these projects, or any substantial increase in costs or quality issues in connection with these projects, could materially delay our ability to bring our products to market and adversely affect our business, reduce our revenue, income and available cash, all of which could result in harming our financial condition.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and may continue to experience, rapid growth in our operations, which has placed, and may continue to place, significant demands on our management, operational and financial infrastructure.  If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our operating results.  To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.  These systems enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

If the Chinese government were to change its presently favorable policy toward the agriculture industry, we would no longer enjoy our present tax-related privileges, which would materially and adversely impact our sales performance, margins, and net profit and our costs structure.

As producers active in the agriculture industry, our subsidiaries are presently exempt from income tax and enjoy various incentive grants and subsidies given by the China Government. If the Chinese government were to change its presently favorable policy toward the agriculture industry, we would no longer enjoy our present tax-related privileges, which would materially and adversely impact our sales performance, margins, and net profit and our costs structure. We have experienced, and may continue to experience, quick changes of policies by the Chinese government. If we do not effectively and efficiently manage our growth on time due to lack of capital, we could suffer adversely from the consequences of any such policy changes.

Our intellectual property rights are valuable, and any inability to adequately protect, or uncertainty regarding validity, enforceability or scope of them could undermine our competitive position and reduce the value of our products, services and brand, and litigation to protect our intellectual property rights may be costly.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements.  As a result, our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets to us.  Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services.  For example, effective intellectual property protection may not be available in China and other countries in which our products are sold.  Also, although we have registered our trademark in China, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.  Any significant impairment of our intellectual property rights could harm our business or our ability to compete and adversely affect our results of operation. Also, protecting our intellectual property rights is costly and time consuming.  Policing the unauthorized use of our proprietary technology can be difficult and expensive.  Litigation might be necessary to protect our intellectual property rights.  But due to the relative unpredictability of the Chinese legal system and potential difficulties of enforcing a court’s judgment in China, there is no guarantee that litigation would result in an outcome favorable to us. Furthermore, any such litigation may be costly and may divert our management’s attention away from our core business.  An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation.  Although currently we are not aware of any of such litigation, we have no insurance coverage against the litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties in the future.  All of the foregoing factors could harm our business, financial condition and results of operations.  Any increase in the unauthorized use of our intellectual property in the future could make it more expensive for us to do business and harm our operating results.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could adversely affect our business and subject us to significant liability to third parties.

Our success mainly depends on our ability to use and develop our technology and product designs without infringing upon the intellectual property rights of third parties.  We may be subject to litigation involving claims of patent infringement or violations of other intellectual property rights of third parties.  The holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us, which may make it difficult for us to acquire a license on commercially acceptable terms.  There may also be technologies licensed to us and that we rely upon that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies.  In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies we work with in cooperative research and development activities.  Our current or potential competitors may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products.  The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical personnel and management.  These factors could effectively prevent us from pursuing some or all of our business operations and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which may have a material adverse effect on our business, financial condition and results of operations.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted.

Our performance largely depends on the talents, knowledge, skills and know-how and efforts of highly skilled individuals and in particular, the expertise held by our chief executive officer, Solomon Lee. His absence, were it to occur, could impact the development and implementation of the projects and businesses. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all.  Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

Our financial and operating performance may be adversely affected by epidemics, adverse weather conditions, natural disasters and other catastrophes.

Our financial and operating performance may be adversely affected by epidemics, adverse weather conditions, natural disasters and other catastrophes.  For example, in early 2003, several economies in Asia, including China, were affected by the outbreak of severe acute respiratory syndrome, or SARS.  During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS.  Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks.  In April 2009, an outbreak of H1N1 flu first occurred in Mexico and quickly spread to other countries, including the U.S. and China.  In the last decade, China has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome.  Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business and operations.  These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products.  Potential outbreaks could also lead to temporary closure of our manufacturing facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products.  Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.  Furthermore, the 2008 Sichuan earthquake also had a negative impact on many businesses in the region.  Losses caused by epidemics, adverse weather conditions, natural disasters and other catastrophes, including SARS, avian flu, swine flu, earthquakes or typhoons, will adversely affect our operations.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any specific acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own.  In addition, the key personnel of the acquired business may not be willing to work for us.  We cannot predict the effect expansion may have on our core business.  Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses.  In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

We face significant competition, including changes in pricing.

The markets for our products are both competitive and price sensitive. Many of our competitors have significant financial, operations, sales and marketing resources and experience in research and development and compete with us by offering lower prices. Competitors could develop new technologies that compete with our products on achieving a lower unit price. If a competitor develops superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed as they may achieve a lower price for the same quality.

The markets for some of our products are also subject to specific competitive risks because these markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce sales revenues and increase losses. Failure to anticipate and respond to price competition may also impact sales and aggravate losses.

Many of our competitors are larger and have greater financial and other resources than we do.

Our products compete and will compete with similar if not identical products produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distributional, personnel and other resources than we possess. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, and enter into new markets more rapidly to introduce new products. In certain instances, competitors with greater financial resources also may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that consumers may find attractive.

Risks Related to our Industry

Our agricultural assets are situated in three provinces in China and crop disease, severe weather, natural disasters and other conditions affecting the environment, including the effects of climate change, could result in substantial losses and weaken our financial condition.

Our agricultural operations are situated in Qinghai Province, Hunan and Guangdong Province. Qinghai Province in particular is subject to occasional periods of drought. Crops require water in different quantities at different times during the growth cycle. The limited water resource at any given point can adversely impact production. In Qinghai our cropping and pasture land presently comprises over 5,000 acres, an area too big and too costly to afford drip irrigation systems for our crops. In Hunan, the district of Linli where we have over 300 acres of crop and pasture land may from time to time be subject to flooding that could affect our agriculture production. In Enping, Guangdong, our HU Plants are very susceptible to dry and wet seasonal variation that could also affect our agriculture production.

Crop disease, severe weather conditions, such as floods, droughts, windstorms and hurricanes, and natural disasters, may adversely affect our supply of one or more products, reduce our sales volumes, increase our unit production costs or prevent or impair our ability to ship products as planned. Since a significant portion of our costs are fixed and contracted in advance of each operating year, volume declines due to production interruptions or other factors could result in increases in unit production costs, which could result in substantial losses and weaken our financial condition. We may experience crop disease, insect infestation, severe weather and other adverse environmental conditions from time to time. Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change.

An occurrence of such an event might result in material disruptions to our operations, to the operations of our customers or suppliers, resulting in a decline in the agriculture industry. There can be no assurance that our facilities or products will not be affected by any such occurrence in the future, which occurrence may lead to adverse conditions to our operations and financial results.

Prices of agricultural products are subject to supply and demand, a market condition of which is not predictable.

Because our agricultural products are commodities, we are not able to predict with certainty what price we will receive for our products. Additionally, the growth cycle of such products in many instances dictates when such products must be marketed to achieve the maximum profitability. Excessive supplies tend to cause severe price competition and lower prices throughout the industry affected. Conversely, shortages may drive the prices higher. Shortages often result from adverse growing conditions which can reduce the availability of the agricultural products affected. Since multiple variables can affect supply and demand, we cannot accurately predict or control from year to year what prices, either favorable or unfavorable, it will receive from the market.

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products. However, even if market prices are unfavorable, some of our agricultural products which are ready to be, or have been, harvested must be brought to market promptly. A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business, results of operations and financial condition.

We could realize losses and suffer liquidity problems due to declines in sales prices for our agriculture products.

Sales prices for agricultural products are difficult to predict. It is possible that sales prices for our products will decline in the future, and sales prices for other agricultural products may also decline. In recent years, there has been increasing consolidation among food retailers, wholesalers and distributors. A significant portion of our costs is fixed, so that fluctuations in the sales prices have an immediate impact on our profitability. Our profitability is also affected by our production costs, which may increase due to factors beyond our control.

We are subject to the risk of product contamination and product liability claims.

The sales of our products may involve the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, packing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, including internal product safety policies, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image. We do not maintain product liability insurance.

We may not be successful in the implementation of our new technologies and new products, and our new products may be not widely accepted.

Our new technologies such as our drip irrigation system for precision agriculture or the introduction, testing and promotion of new agricultural varieties, must be able to adapt to local conditions. On the one hand, there exists the failure risk due to not being suitable for the local environment and market conditions; on the other hand, there are risks of loss of competitive advantages due to the rising of producing similar products enterprises and other enterprises that follow to produce the similar products.

We are a holding company whose subsidiaries are given certain degree of independency and our failure to integrate our subsidiaries may adversely affect our financial condition.

According to the specific characteristics of agricultural production in China, we have given our subsidiary companies and their farms a certain degree of independency in decision-making. On one hand, this independency increases the sense of ownership at all levels, on the other hand it has also increased the difficulty of the integration of operation and management, which has resulted in increased difficulty of management integration. In the event we are not able to successfully manage our subsidiaries this will result in operating difficulties and have a negative impact on our business.

One or more of our distributors could engage in activities that are harmful to our brand and to our business.

Our products are sold primarily through distributors, and those distributors are responsible for ensuring that our products have the appropriate licenses to be sold to farmers in their provinces and be kept at the right temperature to be fresh and meet shelf life terms. If those distributors do not obtain the appropriate licenses, their sales of our products in those provinces may be illegal, and we may be subject to government sanctions, including confiscation of illegal revenues and a fine of between two and three times the amount of such illegal revenues. Unlicensed sales in a province may also cause a delay for our other distributors in receiving a license from the authorities for their provinces, which could further adversely impact our sales. In addition, distributors may sell our products under another brand licensed in a particular province if our product is not licensed there. If our products are sold under another brand, the purchasers will not be aware of our brand name, and we will be unable to cross-market other seed varieties or other products as effectively to these purchasers. Moreover, our ability to provide appropriate customer service to these purchasers will be negatively affected, and we may be unable to develop our local knowledge of the needs of these purchasers and their environment. Furthermore, if any of our distributors sell inferior seeds produced by other companies under our brand name, our brand and reputation could be harmed, which could make marketing of our branded seeds more difficult.

The PRC agricultural market is highly competitive and our growth and results of operations may be adversely affected if we are unable to compete effectively.

The agricultural market in China is highly fragmented, largely regional and highly competitive, and we expect competition to increase and intensify within the sector. We face significant competition in our lines of business. Many of our competitors have greater financial, research and development and other resources than we have. Competition may also develop from consolidation within our industry in China or the privatization of producers that are currently operated by local governments in China. Our competitors may be better positioned to take advantage of industry consolidation and acquisition opportunities than we are. The reform and restructuring of state-owned equity in enterprises involved primarily in producing sectors will likely lead to the reallocation of market share in the agriculture industry, and our competitors may increase their market share by participating in the restructuring of state-owned agriculture companies. Such privatization would likely result in increased numbers of market participants with more efficient and commercially viable business models. As competition intensifies, our margins may be compressed by more competitive pricing and we may lose our market share and experience a reduction in our revenues and profit.

We may not possess all of the licenses required to operate our business, or we may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could materially adversely affect our results of operations.

We are required to hold a variety of permits and licenses to conduct business in China. We may not possess all of the permits and licenses required for each of our business segments. In addition, the approvals, permits or licenses required by governmental agencies may change without substantial advance notice, and we could fail to obtain the approvals, permits or licenses required to expand our business. If we fail to obtain or to maintain such permits or licenses, or if renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we could offer. As a result, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to Doing Business in China

Under PRC law, we are required to obtain and retain permits and business licenses, and our failure to do so would adversely impact our ability to conduct business in China.

We hold various permits, business licenses, and approvals authorizing our operations and activities, which are subject to periodic review and reassessment by the Chinese authorities.  Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty.  If renewals, or new permits, business licenses or approvals required in connection with existing or new facilities or activities, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we may not be able to continue to operate our facilities which would have a material adverse affect on our operations .  If new standards are applied to renewals or new applications, it could prove costly for us to meet these new standards.

The PRC economic cycle may negatively impact our operating results.

We believe that the rapid growth of the PRC economy before 2008 generally led to higher levels of inflation.  We believe that the PRC economy has more recently experienced a decrease in its growth rate.  We believe that a number of factors have contributed to this deceleration, including appreciation of the RMB, the currency of China, which has adversely affected China’s exports.  In addition, we believe the deceleration has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets.  It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general or the Chinese economy in particular.  Slowing economic growth in China could result in weakening growth and demand for our products which could reduce our revenues and income.  In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation.  The government’s attempts to control inflation may adversely affect the business climate and growth of private enterprise.  In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi, or RMB, into foreign currencies and, if the RMB were to decline in value, reducing our revenue in U.S. dollar terms .

The exchange rate of the RMB is currently managed by the Chinese government. On July 21, 2005, the People's Bank of China, or the People's Bank, with the authorization of the State Council of the PRC, announced that the RMB exchange rate would no longer be pegged to the U.S. Dollar and would float based on market supply and demand with reference to a basket of currencies. According to public reports, the governor of the People's Bank has stated that the basket is composed mainly of the U.S. Dollar, the European Union Euro, the Japanese Yen and the South Korean Won. Also considered, but playing smaller roles, are the currencies of Singapore, the United Kingdom, Malaysia, Russia, Australia, Canada and Thailand. The weight of each currency within the basket has not been announced.

The initial adjustment of the RMB exchange rate was an approximate 2% revaluation from an exchange rate of 8.28 RMB per U.S. Dollar to 8.11 RMB per U.S. Dollar. The People's Bank also announced that the daily trading price of the U.S. Dollar against the RMB in the inter-bank foreign exchange market would be allowed to float within a band of 0.3% around the central parity published by the People's Bank, while the trading prices of the non-U.S. Dollar currencies against the RMB would be allowed to move within a certain band announced by the People's Bank. The People's Bank has stated that it will make adjustments of the RMB exchange rate band when necessary according to market developments as well as the economic and financial situation. In a later announcement published on May 18, 2007, the band was extended to 0.5%. Since July 2008, the RMB has traded at 6.83 RMB per U.S. Dollar. Recent reports indicate an upward revaluation in the value of the RMB against the U.S. Dollar may be allowed. The People's Bank announced on June 19, 2010 its intention to allow the RMB to move more freely against the basket of currencies, which increases the possibility of sharp fluctuations in the value of the RMB in the near future and thus the unpredictability associated with the RMB exchange rate.

Despite this change in its exchange rate regime, the Chinese government continues to manage the valuation of the RMB. The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and the RMB.  Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss, which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Uncertainties with respect to the PRC legal system could adversely affect us and we may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

Since 1979, we believe PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.  In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.  In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect.  As a result, sometimes we may not be aware of our violation of these policies and rules until sometime after violation.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.  Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Under the PRC EIT Law, we may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us and our non-PRC resident shareholders.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008.  Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises.  An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign company on a case-by-case basis.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.  First, we could be subject to the enterprise income tax at a rate of 25 percent on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations.  Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax.  As a result, if we are treated as a PRC “qualified resident enterprise,” all dividends paid from our Chinese subsidiaries to us would be exempt from PRC tax.

Finally, the new “resident enterprise” classification could result in a situation in which a 10% PRC tax is imposed on dividends we pay to our non-PRC stockholders that are not PRC tax “resident enterprises” and gains derived by hem from transferring our common stock, if such income is considered PRC-sourced income by the relevant PRC authorities.  In such event, we may be required to withhold a 10% PRC tax on any dividends paid to non-PRC resident stockholders.  Our non-PRC resident stockholders also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

Moreover, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”) on December 15, 2009 that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles.  Circular 698 addresses indirect share transfers as well as other issues.  Circular 698 is retroactively effective from January 1, 2008. According to Circular 698, where a foreigner (non-PRC resident) who indirectly holds shares in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5 percent or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer.  The tax authorities in charge will evaluate the offshore transaction for tax purposes.  In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form.  A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets.  If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a relatively short history, there is uncertainty as to its application.  We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

If any such PRC taxes apply, a non-PRC resident stockholder may be entitled to a reduced rate of PRC taxes under an applicable income tax treaty and/or a foreign tax credit against such stockholder’s domestic income tax liability (subject to applicable conditions and limitations).  Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.  For further information, see the discussion in the section of this Annual Report entitled “Material PRC Income Tax Considerations” below.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents inside China, generally referred to as Circular 75.  The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Failure to comply with the requirements of Circular 75 and any of its internal implementing guidelines as applied by SAFE in accordance with Notice 106 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions.  Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have requested our shareholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related rules.  We attempt to comply, and attempt to ensure that our shareholders who are subject to these rules comply, with the relevant requirements.  However, we cannot provide any assurances that our shareholders who are PRC residents will comply with our request to make any applicable registrations, and nor can we provide any assurances that our shareholders who are PRC residents will be able to obtain such applicable registration or comply with other requirements required by Circular 75 or other related rules or that, if challenged by government agencies, the structure of our organization fully complies with all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  A failure by such PRC resident shareholders or future PRC resident shareholders to comply with Circular 75 or other related rules, if SAFE requires it, could subject these PRC resident shareholders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

Our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China.  The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange; and
•	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, we believe the growth has been uneven, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  We believe some of these measures benefit the overall Chinese economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy.  Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government.  The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

We have entered into numerous contracts governed by PRC law, many of which are material to our business.  As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and to not be as comprehensive in defining contracting parties’ rights and obligations.  As a result, contracts in China are more vulnerable to disputes and legal challenges.  In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties.  Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

The application of PRC regulations relating to the overseas listing of PRC domestic companies is uncertain, and we may be subject to penalties for failing to request approval of the PRC authorities prior to listing our shares in the U.S.

On August 8, 2006, six PRC government agencies, namely, the Ministry of Commerce (“MOFCOM”), the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Commission (“CSRC”), SAFE, the State-Owned Assets Supervision and Administration Commission, (“SASAC”), and the State Administration for Taxation (“SAT”), jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “ New M&A Rules “), which became effective on September 8, 2006.  The New M&A Rules purport, among other things, to require offshore “special purpose vehicles”, that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges.  On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles.  We were and are not required to obtain the approval of CSRC under the New M&A Rules in connection with this transaction because we were and are not a special purpose vehicle formed or controlled by PRC individuals.

However, there are substantial uncertainties regarding the interpretation, application and enforcement of these rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company structured similar to ours is subject to the approval of CSRC.  Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

The New M&A Rules also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks or China’s traditional brands. We may grow our business in part by acquiring other businesses.  Complying with the requirements of the New M&A Rules in completing this type of transaction could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We may face regulatory uncertainties that could restrict our ability to issue equity compensation to our directors and employees and other parties who are PRC citizens or residents under PRC law.  The grant of stock options under any incentive plan that we adopt in the future would registration with SAFE.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78”.  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those that provide for the grant of stock options.  For any equity compensation plan which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with, and obtain the approval of, SAFE prior to their participation in any such plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participate in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  As of the date of this filing, we have not adopted any incentive plans, but may do so in the future. Any such plan may grant equity compensation, including, but not limited to, stock options, to our PRC employees and/or directors. The grant of any equity compensation under such a plan to a PRC citizen, however, may under Circular 78 require the PRC citizen to register with and obtain approval of SAFE.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.  If it is determined that our such a plan, or any equity compensation grant under such a plan, is subject to Circular 78, failure to comply with such provisions of Circular 78 may subject us and any recipients thereof to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees and/or directors.  In that case, our ability to compensate our employees and directors through equity compensation would be hindered and/or prevented.

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations.  These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our stockholders.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization.  There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform.  In addition, a substantial portion of productive assets in China remains government-owned.  For instance, all lands are state or rural collective economic organizations owned and leased to business entities or individuals through governmental grants of the land use rights.  The grant process is typically based on government policies at the time of the grant, which could be lengthy and complex.  This process may adversely affect our business.  The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies.  Uncertainties may arise as a result of changing governmental policies and measures.  In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

Our use of the allocated land may be subject to challenges in the future.

All land use rights that we own are land use rights relating to allocated land.  The local governmental authorities have granted such land use rights to us for free use or at a discounted levy rate given our contribution to the development of the local economy.  However, pursuant to the Catalogue on Allocated Land issued by the Ministry of Land Resources of the PRC (the “Catalogue”), the land use rights for allocated land may only be granted to those specific projects which are in compliance with the Catalogue, subject to the approval of the competent governmental authorities.  We, as a privately owned agricultural producer, may not be qualified to be granted such land use rights for allocated land according to the Catalogue.  Consequently, our use of such land may be subject to challenge in the future, and the legal consequences could include the confiscation of such land by the governmental authorities or a demand that we pay a market price for purchasing the land use rights for such land and converting the allocated land use right to a granted land use right.

Because Chinese law governs almost all of our material agreements, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law governs almost all of our material agreements.  We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China.  The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  Our inability to enforce or obtain a remedy under any of our current or future agreements could result in a significant loss of business, business opportunities or capital.  It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets will be located in the PRC and all of our officers and our present directors reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.  Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the federal securities laws.

We do not have insurance coverage.

We currently do not purchase property insurance for our properties, including raw materials, semi-manufactured goods, manufactured goods, buildings and machinery equipment, livestock, and we currently do not carry any product liability or other similar insurance, nor do we have business liability or business disruption insurance coverage for our operations in the PR. There is no insurance covering risks incurred through seasonal variation consequences. In this respect, we as an engineering based company have qualified personnel and staffs to manage and to limited the happenings of these relevant risk factors; however there is no guarantee that accidents will not happen, and if they happen, the consequences may have a material adverse effect on our business, financial condition and results of operations.

Because our cash and cash equivalent are held in banks which do not provide capital guarantee insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit.  A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of bank failure, we may not have access to, or may lose entirely, our funds on deposit.  Depending upon the amount of cash we maintain in a bank that fails, our inability to have access to such cash deposits could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in the PRC.  We cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008.  The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce.  Further, it requires that certain terminations be based upon seniority and not merit.  In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

 Risks Related to Ownership of our Common Stock

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects.  This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock.  The following factors, many of which are beyond our control, may influence our stock price:

•	the status of our growth strategy;

•	announcements of technological or competitive developments;

•	regulatory developments in the PRC affecting us, our customers or our competitors;

•	announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the PRC or internationally;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of our competitors;

•	additions or departures of our executive officers;

•	release or expiration of lock-up or other transfer restrictions on our outstanding common stock; and

•	sales or perceived sales of additional shares of our common stock.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses.  In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company.  If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, have a material adverse effect on our business, financial condition, results of operations and prospects.

Your ability to bring an action against us or against our directors and officer, or to enforce a judgment against us or them, will be limited because we conduct substantially all of our operations in the PRC and because the majority of our directors and officers reside outside of the United States.

We are a Nevada holding company and substantially all of our assets are located outside of the United States.  Substantially all of our current operations are conducted in the PRC.  In addition, all of our directors and officers are nationals and residents of countries other than the United States.  A substantial portion of the assets of these persons are located outside the United States.  As a result, it may be difficult for you to effect service of process within the United States upon these persons.  It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, none of whom are residents in the United States and the substantial majority of whose assets are located outside of the United States.  In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts.  Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law.  Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions.  The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States.  In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest.  So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

We will be a “controlled company” within the meaning of the NASDAQ Marketplace rules and, as a result, will qualify for and will rely on certain exemptions from certain corporate governance requirements.

Our chief executive officer controls a majority of the voting power of our outstanding common stock. As a result, we will be a “controlled company” pursuant to Rule 5615 (c) of the corporate governance standards of the NASDAQ Stock Market LLC should we successfully apply for a listing on this exchange.  Under such rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NASDAQ Stock Market LLC, including the requirements that:

•	a majority of our Board of Directors consist of independent directors;

•	the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

This controlled company exemption does not extend to the audit committee requirements under Rule 5605(c) or the requirement for executive sessions of Independent Directors under Rule 5605(b)(2).

We intend to elect to be treated as a “Controlled Company” in the event that we should seek to list our shares on the Nasdaq Stock Market LLC.  As a result, you may not have the same protections afforded to stockholders of companies that are mandatorily subject to all of the corporate governance requirements of the NASDAQ Stock Market LLC.

One of our directors and officers controls a majority of our common stock and his interests may not align with the interests of our other stockholders.

Solomon Lee, our chairman, chief executive officer and president, controls our company and beneficially owns in excess of 50.1% of our issued and outstanding common stock.  This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders.  Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets.  This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock.  In addition, without the consent of Mr. Lee, we could be prevented from entering into transactions that could be beneficial to us.  Mr. Lee may cause us to take actions that are opposed by other stockholders as his interests may differ from those of other stockholders.

Future issuances of capital stock may depress the trading price of our common stock.

Any issuance of shares of our common stock (or common stock equivalents) could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock.  We may issue additional shares of our common stock in the future for a number of reasons, including financing our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions).

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities.  We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

We believe that the market price of our shares in the OTC BB markets is adversely affected by the current stigma associated with Chinese companies quoted or listed publicly in the United States.

We believe that the market price of our shares in the OTC BB markets is adversely affected by the current stigma associated with Chinese companies quoted or listed publicly in the United States. Many Chinese companies are suffering from this stigma, which tends to affect both market prices and liquidities, and our company is no exception. Although we managed to maintain our liquidity to a certain degree, our market prices are suffering (e.g., our shares are presently trading below our earnings as well as below 25% of our net tangible asset value per share). Consequently, we believe that shareholders are sentimentally affected. If this stigma should continue over a sustained period of time, our market prices may keep on trading below our earnings, which would not only increase the risk that our shareholders lose the funds they have invested in our company, but may also adversely affect our ability to maintain our growth plan on a timely manner and thus our business and financial condition as well.

Our shares of our common stock are subject to the U.S. “Penny Stock” Rules, meaning that investors who purchase our common stock may have difficulty re-selling their shares of our common stock as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Although we anticipate that at some point, shares of our common stock will trade on the NASDAQ Capital Market, in the event that shares of our common stock do not become listed on the NASDAQ Capital Market or if our shares are in the future delisted from the NASDAQ Capital Market, it may be more difficult for investors our company to sell the shares of our common stock.  A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share.  However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i)	the equity security is listed on a national securities exchange;

(ii)	the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or

(iii)	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Although we believe our common stock is not a penny stock based upon the exception (iii) above, we cannot provide any assurance that in the future our common stock will not be classified as Penny Stock.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities.  Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders.  The low price of our common stock also limits our ability to raise additional capital by issuing additional shares.  There are several reasons for these effects.  First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks.  Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin.  Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks.  Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks.  As a result, our stockholders may pay transaction costs that are a higher percentage of their total share value than they would if our share price were substantially higher.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to a forward-looking statement does not apply to us and as a result we could be subject to legal action.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The issuance of any of our equity securities pursuant any equity compensation plan we may adopt may dilute the value of existing stockholders and may affect the market price of our stock.

In the future, we may issue to our officers, directors, employees and/or other persons equity based compensation under any equity compensation plan we may adopt to provide motivation and compensation to our officers, employees and key independent consultants.  The award of any such incentives could result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price.  The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. Prior to November 2011, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if in the future management determines that our internal control over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the NASDAQ Stock Market should we in the future be listed on this market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Our shares of common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is currently traded on the OTC Bulletin Board where the shares have historically been thinly traded, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.

This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we have become more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the shares of early stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. The management has limited experience as a management team in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the stock price.

At this time, no securities analysts provide research coverage of our common stock, and securities analysts may not elect not to provide such coverage in the future. It may remain difficult for our company, with its small market capitalization, to attract independent financial analysts that will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the stock’s actual and potential market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more analysts elect to cover our company and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which, in turn, could cause our stock price to decline. This could have a negative effect on the market price of our common stock.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.      PROPERTIES.

We use the following properties:

Summary of Our Land Assets

Item	Owner	Location	Project	Area (acre)	Nature of Ownership	Tenure	Date Acquired	Expiry Date
Hunan Lot 1	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	31.92	Lease	43	5-Apr-2011	4-Apr-2054
Hunan Lot 2	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Pasture growing	247.05	Management Rights	60	18-Jul-2011	—
Hunan Lot 3	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	8.24	Land Usage Rights	40	24-May-2011	23-May-2051
Guangdong Lot 1	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Yane Village, Liangxi Town, Enping City	HU Plantation	8.23	Management Rights	60	10-Aug-2007	—
Guangdong Lot 2	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	27.78	Management Rights	60	14-Mar-2007	13-Mar-2067
Guangdong Lot 3	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	60.72	Management Rights	60	18-Apr-2007	—
Guangdong Lot 4	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	54.68	Management Rights	60	12-Sep-2007	—
Guangdong Lot 5	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Jishilu Village of Dawan Village, Juntang Town, Enping City	HU Plantation	28.82	Management Rights	60	12-Sep-2007	—
Guangdong Lot 6	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Liankai Village of Niujiang Town, Enping City	Fish Farm, HU Plantation	31.84	Management Rights	60	1-Jan-2008	31-Dec-2068
GuangdongLot 7	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	41.18	Management Rights	26	1-Jan-2011	31-Dec-2037
Guangdong Lot 8	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Shangchong Village of Yane Village, Liangxi Town, Enping City	HU Plantation	11.28	Management Rights	26	1-Jan-2011	31-Dec-2037
Guangdong Lot 9	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Xiaoban Village of Yane Village, Liangxi Town, Enping City	Cattle Farm	41.18	Management Rights	20	1-Apr-2011	31-Mar-2031
Qinghai Lot 1	Qinghai Sanjiang A Power Agriculture Co. Ltd.	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	Cattle farm, fertilizer & livestock feed production	21.09	Land Usage Rights & Building ownership	40	1-Nov-2011	30-Oct-2051
Total				614.01

SIAF's Group of Companies - Rented Premises Profiles

	Company	Location	Usage	Landlord	Tenure

1	Sino Agro Food, Inc. Guangzhou Representative Office	Room 3801, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe district, Guangzhou City	Head office	Guangzhou Shine Real Property Development limited Company	9 Jul 2012 to 8 Jul 2014

2	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-3, Jiangzhou Shuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Department	1 April 2013 to 31 March 2018

3	Jiangmen City A Power Fishery Development Co. Ltd.	Room 202, Finance Building Chang’an Street, Niujiang Town, Enping City	Office	The Economic Development Office of Enping Government	15 Jul 2011 to 14 Jul 2016

4	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Unit 4-5, Jiangzhou Shuizha Building No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Department	1 Jun 2012 to 30 Jun 2017

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, except as set forth herein, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened the Company with any complaints.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Since January 5, 2012, our common stock has been quoted on OTC Bulletin Board under the symbol of “SIAF.” Prior thereto, on July 24, 2007, our Common Stock began to be quoted on the Pink OTC Markets under the symbol “SIAF.PK.” The following table lists the high and low bid price for our Common Stock as quoted by the Pink OTC Markets, then the OTC BB during each quarter within the last two completed fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Year 2011	High	Low
First Quarter	$1.58	$1.21
Second Quarter	$1.43	$0.82
Third Quarter	$1.04	$0.45
Fourth Quarter	$0.78	$0.36

Year 2012	High	Low
First Quarter	$0.93	$0.50
Second Quarter	$0.98	$0.42
Third Quarter	$0.67	$0.34
Fourth Quarter	$0.71	$0.51

Year 2013	High	Low
First Quarter	$0.67	$0.38
Second Quarter to date	0.52	0.51

The closing price of our common stock on the OTC Bulletin Board on April 10, 2013 was $0.53 per share.

Holders

As of April 9, 2013, an aggregate of 112,028,365 shares of our common stock were issued and outstanding and were owned by approximately 5,192 stockholders of record.

Dividends

On October 2, 2011, we declared cash dividends of US $0.01 per share of our common stock with a record date of October 31, 2010, and payment date of November 15, 2011. Subsequently, the dividend was fully paid to shareholders of record on November 15, 2011. On December 6, 2012, we declared cash dividends of US $0.01 per share of our common stock with a record date of December 26, 2012, and payment date of January 15, 2013. Subsequently, the dividend was fully paid to shareholders of record on January 15, 2013.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2012, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	The weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None	-	-
Plans approved by
Security holders

Equity compensation	None	-	-
Plans not approved
By security holders
Total

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable because our company is a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2012, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this annual report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•	Our failure to earn revenues or profits;

•	Inadequate capital to continue business;

•	Volatility or decline of our stock price;

•	Potential fluctuation in quarterly results;

•	Rapid and significant changes in markets;

•	Litigation with or legal claims and allegations by outside parties; and

•	Insufficient revenues to cover operating costs.

Part A: Discussion and analysis on the results of operations 2012: This Part A discusses and analyzes certain items that we believe may require further clarification and explanation; and other items of comparison 2012 to 2011 are not discussed in this Part A but in Part B below).

Balance Sheet items (1) on total current assets:

As of December 31, 2012
$

Cash and cash equivalents	8,424,265
Inventories	17,114,755
Cost and estimated earnings in excess of billings on uncompleted contracts	2,336,880
Deposits and prepaid expenses	47,308,857
Accounts receivable, net of allowance for doubtful debts	52,948,350

Other receivables	5,954,248
Total current assets	134,087,355

Accounts Receivable:

	As of 31.12.2012
	Accounts receivable	Current	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
Consulting and Service (from 6 contracts) totaling	32,769,312		6,524,405	18,420,793	1,811,533	6,012,581

Sales of Fish (from Farms and from imports)	5,216,923		1,612,905	1,726,826	1,877,192	-

Sales of Cattle and Beef Meats (from Enping Farm)	610,880		335,984	274,896	-	-

Sales of HU Flowers (Dried)	5,549,439		-	2,538,175	2,749,650	261,614

Sales Fertilizer, Bulk Stock feed and Cattle by SJYL	6,795,524		1,950,575	3,634,487	10,982	1,199,480

Sales Fertilizer from HAS	2,006,272		390,112	1,189,607	417,485	9,068

Total Accounts Receivable	52,948,350		10,813,981	27,784,784	6,866,842	7,482,743

Percentage of total population	100%		21%	52%	13%	14%

Provision for diminution in value of accounts receivable:

Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms with our principal investor and therefore no diminution in value is required.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices capped within 90 days trading terms with a small portion at 180 days as the sale of oversized fish takes time to sell.

We sold over US$43 million of fish to the wholesalers in year 2012, and as of December 31, 2012, accounts receivable of $1,877,192 was over 180 days past due representing less than 2% of the total sales. These debtors are wholesalers who are profitable and viable businesses with a good track record and therefore provision of diminution in value is not required.

Sales of dried HU flowers: The dried flowers have been sold to wholesalers with longer trading terms (e.g., up to 180 days) so as to offset with their holding cost so that they could sell the dried flowers through the winter months (from December 2013 to June 2014 when the new season starts) whereby we agreed with the wholesalers that they would buy our dried flowers as soon as we produce them. Therefore, we consider the receivables from the sales of dried HU flowers to be from wholesalers with a good track record and therefore provision for diminution in value is not required.

Sales of fertilizer and bulk livestock feed: Sales are made to regional farmers who agree to grow crops and pasture by purchasing and using our fertilizer. The farmers raise cattle on these pastures and we have agreed to purchase the cattle from these farmers at a later date. Under this arrangement the accounts receivable that are owed to us by the farmers can be offset by the amount that we owe to the farmers for the purchase of the cattle. Therefore there is no need to provide any diminution in value to the account receivable.

Deposits and Prepayments (Break-down)

Deposits for Prepayments for purchases of equipment	318,192
Miscellaneous	4,892,258
Deposits for- acquisition of land use right	7,826,508
Deposits for- inventory purchases	2,228,854
Deposits for- aquaculture contract	7,062,600
Deposits for- building materials	2,000,000
Deposits for- proprietary technology	2,254,539
Prepayments for construction in progress	14,423,021
Shares issued for employee compensation and oversea professional fee	271,800
Temporary deposits payment for acquiring equity investments	6,030,785
47,308,857

Balance Sheet Item (2) on Current Liabilities:

As of December 31, 2012
$
Current liabilities
Accounts payable and accruals	5,762,643
Billings in excess of cost and estimated earnings on uncompleted contracts	2,790,084
Due to a director	3,345,803
Dividend payable	951,308
Other payables	6,422,478
Short term bank loan	3,181,927
Total current liabilities	22,686,243

Account payables and Accruals:

Our current trading environment does not include many suppliers who will offer credit terms which means that most purchases are paid for in cash and this results in a low trade account payables balance of $8,762,643 representing about 8.4% of total sales of $68.8 million for the reasons stated below: (Note: For % cost of sales of the segment, please also refer to Table below).

Trading environment of the following activities:

1.	Consulting and services since inception account is the major contributor of income to date and cost of sales average 27% for cattle farms and others, and 40% for prawn or fish farms. We supply the following cost elements: our own staff, engineering, technology implementation, supervision, training and associated management work and most of the building sub-contractors worked on sub-contract at cost fixed by us; as such no big profit margin is accepted plus we require a prolonged credit term. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own designs and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We believe that, as time has passed, our track record has earned us excellent creditability with all of our suppliers and sub-contractors due to our good standing.

2.	Fish Sales started gradually from late 2011with low cost of sales averaging 47% (the bulk of the cost comes from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide credit terms presently is limited to no more than a select few.

3.	Cattle sales at Xining SJAP’s own cattle stations and from its cooperative farmers started in 2011at lower profit margins compared to the sales of fish with cost of sales averaging 77%, and it is also customary in China to pay for the young live-cattle by cash on deliveries. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012, but at small quantities with cost of sales averaging at 72% which is lower than in SJAP due to the fact that sales of mature cattle were from JHMC directly without the sales from cooperative farmers as in SJAP. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great resources of finance; as such we paid for these supplies of young cattle in cash on deliveries.

4.	In SJAP, the actual cost of sales are averaging 49% and the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be contrasted with the pastures and crops that we would buy back from them. In the case of JHMC, in 2012, its cost of sales were higher than in SJAP at 77% due to the fact that JHMC did not have its own production facilities constructed in 2012, such that its organic fertilizer was supplied from SJAP and thus involved additional transportation costs.

5.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales at an average of 48%. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to the mfor cattle rearing, and reconciled once cattle are purchased from them.

Other Payables: As of December 31, 2012, we have other payables totaling $6,422,478. Promissory notes amounting to $3,352,394 were issued to third parties and personally guaranteed by a director, repayable within two year with no interest being accrued Promissory notes could be repaid either as cash or shares of the Company or a combination of both. Debt amounts and the conversion rates applicable to the shares are determined by both parties as they agree to settle the debt by the Company’s issuance of shares.

Income Statements (1) Segment break-down on Revenue (to Third Parties):

Segments	Sales Revenue	% of total	Cost of sales	% of total cost	Gross Profit	% of total
	2012	Revenue	2012	of sales	2012	gross
	$		$		$	profit
Fishery Sector
CA
Consulting and Service	36,193,780	26%	14,340,937	21%	21,852,843	31%
Others in sales of Fish, Prawns and commissions and management services	44,798,779	32%	23,329,038	34%	21,469,741	31%
Fish Farm 1 (75% subsidiary)
Sales of Fish	391,009	0.28%	183,774	0%	207,235	0%
Cattle Farm Sector
MEIJI
Consulting and Service	11,080,131	8%	2,998,343	4%	8,081,788	12%
Others in sales of cattle, meat and commission etc.	5,688,904	4%	4,419,418	6%	1,269,486	2%
Cattle Farm 1 (75% subsidiary)	268,966	0.19%	193,656	0%	75,310	0%
Beef Organic fertilizer Sector
Qinghai Sanjiang A Power, HuangYuan, Xining (45% subsidiary)
Fertilizer	3,825,194	3%	2,136,239	3%	1,688,955	2%
Bulk Live Stock Feed	2,863,637	2%	1,382,827	2%	1,480,810	2%
Cattle	14,445,695	10%	11,079,144	16%	3,366,551	5%
Hunan Shanghua A Power (75% Subsidiary)
Fertilizer	2,213,038	2%	1,699,593	2%	513,445	1%
HU Plant Sector
Jiang Men HST (75% subsidiary)	11,878,599	9%	5,035,955	7%	6,842,644	10%
Corporate Sector
SIAF
Consulting and Service	3,267,401	2%	909,677	1%	2,357,724	3%
Others	1,698,506	1%	1,098,870	2%	599,636	1%
Total	138,613,639	100%	68,807,471	100%	69,806,168	100%

Segment of Revenue analysis and explanation:

1. In 2012, revenue of the consulting and management service by segments aggregated 36% (or $50.5 million) of the total revenue ($138.6 million) of the Company derived collectively from Capital Award (26% or $36.2 million), MEIJI (8% or $11 million) and SIAF (2% or $3.3 million).

The revenue from consulting and management service by segments has been reduced by 4% from 40% in 2011 to 36% in 2012 as shown in the table below. The reason for such decrease is primarily due to the increase of sales revenue of other segments (e.g., sales of fish, cattle and other goods), and this trend is expected to continue as more farms are anticipated to be developed and as the productivity of the existing developed farms increases. However, as we are an agriculture engineering based company, we intend to continue to build farms and other wholesaling and retailing facilities with the objective of maintaining the revenue from consulting and management service within 25% to 30% of the Company's total consolidated revenue year to year.

	Financial information 2010 to 2012 of the segments
Segments	Revenue			Cost of Sales			Gross Profit
	2010	2011	2012	2010	2011	2012	2010	2011	2012
	$	$	$	$	$	$	$	$	$
Fishery Sector
CA
Consulting and Service	4,163,833	16,488,192	36,193,780	1,006,209	7,561,874	14,340,937	3,157,624	8,926,318	21,852,843
Beef Sector
MEIJI
Consulting and Service	-	4,159,921	11,080,131	-	2,511,508	2,998,343	-	1,648,413	8,081,788
Corporate Sector
SIAF
Consulting and Service			3,267,401	-	-	909,677	-	-	2,357,724

Total sales revenue of the segments	4,163,833	20,648,113	50,541,312	1,006,209	10,073,382	18,248,957	3,157,624	10,574,731	32,292,355
Segment % of the group consolidated total	38%	40%	36%
Group consolidated total of continuing operations	10,918,766	51,879,903	138,613,639	3,731,204	26,951,874	68,807,471	7,187,562	24,928,029	69,806,168

2. In 2012, the revenue from other segments (e.g., sales of fish, fertilizer, bulk livestock feed, cattle, etc.) had increased by 4% from 60% in 2011 to 64%. This increase is due primarily to additional farms being built in 2012, contributing to the increase of production as shown in the table below.

	Financial information 2010 to 2012 of the segments
Segments	Revenue			Cost of Sales			Gross Profit
	2010	2011	2012	2010	2011	2012	2010	2011	2012
	$	$	$	$	$	$	$	$	$
Fishery Sector
CA
Others in sales of Fish, Prawns and commissions etc.		9,933,933	44,798,779		7,830,404	23,329,038	-	2,103,529	21,469,741
Fish Farm 1 (75% subsidiary)							-	-	-
Sales of Fish	-	-	391,009	-	-	183,774	-	-	207,235
Cattle Farm Sector							-	-	-
MEIJI							-	-	-
Others in sales of cattle, meat and commission etc.	-	-	5,688,904	-	-	4,419,418	-	-	1,269,486
Cattle Farm 1 (75% subsidiary)	-	-	268,966	-	-	193,656	-	-	75,310
Beef Organic fertilizer Sector							-	-	-
Sanjiang YiLi HuangYuan, Xining (45% subsidiary)							-	-	-
Fertilizer	1,400,712	11,814,921	3,825,194	525,646	4,975,462	2,136,239	875,066	6,839,459	1,688,955
Bulk Live Stock Feed	579,367	2,514,617	2,863,637	371,024	1,205,763	1,382,827	208,343	1,308,854	1,480,810
Cattle	-	852,751	14,445,695		793,649	11,079,144	-	59,102	3,366,551
Concertrated Live Stock Feed (Only for 2013)							-	-	-
Hunan Linli Shanghua A Power (75% Subsidiary)							-	-	-
Fertilizer	-	2,453	2,213,038	-	2,381	1,699,593	-	72	513,445
Cattle (Only for 2013)							-	-	-
HU Plant Sector							-	-	-
Jiangman HST (75% subsidiary)	4,774,854	6,113,115	11,878,599	1,828,325	2,070,833	5,035,955	2,946,529	4,042,282	6,842,644
Corporate Sector							-	-	-
SIAF							-	-	-
Others			1,698,506	-	-	1,098,870	-	-	599,636
							-	-	-
Segments' Total	6,754,933	31,231,790	88,072,327	2,724,995	16,878,492	50,558,514	4,029,938	14,353,298	37,513,813
Segment % of the group consolidated total	62%	60%	64%
Group consolidated total of	10,918,766	51,879,903	138,613,639	3,731,204	26,951,874	68,807,471	7,187,562	24,928,029	69,806,168

Part B Consolidated Results of Operations Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues

Revenues including continued and discontinued operations increased by $86,733,736 or 167.18% from $51,879,903 for the year ended December 31, 2011to $138,613,639 for the year ended December 31, 2012. The increase was primarily due to maturity of all business sectors of the Company except for beef (i.e., fishery, plantation, organic fertilizer and cattle farm) as they gradually move into operational stages instead of developing stages.

The following chart illustrates the changes of revenues by category from the year ended December 31, 2012 to December 31, 2011.

	2012	2011	Difference
	$	$	$
Fishery	86,346,475	26,422,125	59,924,350
Plantation	11,878,599	6,113,155	5,765,444
Beef	14,224,324	15,182,222	-957,898
Organic Fertilizer	9,126,240	2,480	9,123,760
Cattle Farm	17,038,001	4,159,921	12,878,080
Total	138,613,639	51,879,903	86,733,736

Revenue –Fishery: Revenue from fishery increased by $59,924,350 or 226.80% from $26,422,125 for the year ended December 31, 2011 to $86,346,475 for the year ended December 31, 2012. The increase in fishery was primarily due to our increase in revenue from the sale of fish and prawn and development contracting services for the year ended December 31, 2012 compared to the sale of fingerlings and consulting income for the year ended December 31, 2011.

Revenue –Plantation: Revenue from our plantation increased by $5,765,444 or 94.31%, from $6,113,155 for the year ended December 31, 2011 to $11,878,599 for the year ended December 31, 2012.The increase was primarily due to the increase of wholesale prices in fresh and dried flowers for the year ended December 31, 2012.

Revenue – Beef: Revenue from beef decreased by $957,898 or 6.31%, from $15,182,222 for the year ended December 31, 2011 to $14,224,324 for the year ended December 31, 2012. The decrease was primarily due to the fact that calves grew and become salable beef cattle.

Revenue – Organic fertilizer: Revenue from organic fertilizer increased by $9,123,760 from $2,480 for the year ended December 31, 2011 to $9,126,240 for the year ended December 31, 2012. The increase was primarily due to the startup of the new business of organic fertilizer during the year ended December 31, 2012.

Revenue – Cattle farm: Revenue from cattle farm development increased by $12,878,080 or 309.57%, from $4,159,921 for the year ended December 31, 2011 to $17,038,001 for the year ended December 31, 2012. The increase was primarily due to increased development contract service of cattle farms for the year ended December 31, 2011.

Cost of Goods Sold

Cost of goods sold increased by $41,855,597 or 155.30% from $26,951,874 for the year ended December 31, 2011 to $68,807,471 for the year ended December 31, 2012. The increase was primarily due to the Company increasing its scale of operations from continuing operations in terms of its fishery, plantation, cattle farm and beef operations.

The following chart illustrates the changes of cost of goods sold by category from the year ended December 31, 2012 to December 31, 2011.

Category	2012	2011	Difference
	$	$	$
Fishery	39,862,296	15,392,278	24,470,018
Plantation	5,035,955	2,070,835	2,965,120
Beef	11,031,756	6,974,847	4,056,908
Organic fertilizer	5,266,047	2,406	5,263,640
Cattle farm	7,611,417	2,511,508	5,099,909
	68,807,471	26,951,874	41,855,597

Cost of goods sold –Fishery. Cost of goods sold from fishery increased by $24,470,018 or 158.98%, from $15,392,278 for the year ended December 31, 2011 to $39,862,296 for the year ended December 31, 2012. The increase was primarily due to an increase in the sales volume relating to fish and the expansion of contracted services for the year ended December 31, 2012 compared to for the year ended December 31, 2011.

Cost of goods sold –Plantation. Cost of goods sold from our plantation increased by $2,965,120 or 143.18%, from $2,070,835 for the year ended December 31, 2011 to $5,035,955 for the year ended December 31, 2012 due to good harvest in 2012. The increase was primarily due to cost increases in farm labor, logistic and associated general overhead of operations.

Cost of goods sold – Beef. Cost of goods sold from beef increased by $4,056,908 or 58.16%, from $6,974,847 for the year ended December 31, 2011 to $11,031,756 for the year ended December 31, 2012. The increase was primarily due to fact that cattle are in growing stage and therefore cost of sales increase even though revenue from beef decreases.

Cost of goods sold –Organic fertilizer. Cost of goods sold from organic fertilizer increased by $5,263,640 or 2,187.71% from $2,406 for the year ended December 31, 2011 to $5,266,047 for the year ended December 31, 2012. The increase was primarily due to the startup of the new business of organic fertilizer for the year ended December 31, 2012.

Cost of goods sold – Cattle farm. Cost of goods sold from cattle farm development increased by $5,099,909 or 203.03%, from $2,511,508 for the year ended December 31, 2011 to $7,611,417 for the year ended December 31, 2012. The increase in cattle farm was primarily due to the commencement of our contracting services in the cattle farming industry for the year ended December 31, 2012.

Gross Profit

Gross profit increased by $44,878,139 or 180.03% from $24,928,029 for the year ended December 31, 2011 to $69,806,168 for the year ended December 31, 2012. The increase was primarily due to the corresponding increases in revenues from our fishery, plantation, cattle farm and organic fertilizer operations.

The following chart illustrates the changes of gross profit by category from the year ended December 31, 2012 to December 31, 2011.

Category	2012	2011	Difference
	$	$	$
Fishery	46,484,179	11,029,847	35,454,332
Plantation	6,842,644	4,042,320	2,800,324
Beef	3,192,568	8,207,375	(5,014,805)
Organic fertilizer	3,860,193	74	3,860,119
Cattle farm	9,426,584	1,648,413	7,778,169
Total	69,806,168	24,928,029	44,878,139

Gross profit –Fishery: Gross profit from fishery increased by $35,454,332 from $11,029,847 for the year ended December 31, 2011 to $46,484,179 for the year ended December 31, 2012. The increase was primarily due to our increased contract service income from fishery and prawn development contracts and sale of fish or the year ended December 31, 2012 versus consulting income and sale of fish for the year ended December 31, 2011.

Gross profit – Plantation: Gross profit from our plantation increased by $2,800,324 or69.28%, from $4,042,320 for the year ended December 31, 2011 to $6,842,644 for the year ended December 31, 2012. The increase was due mainly to the increase of wholesale prices both on dried and fresh flowers for the year ended December 31, 2012.

Gross profit – Beef: Gross profit from beef decreased by $5,014,805 or 61.1%, from $8,207,373 for the year ended December 31, 2011 to $3,192,568 for the year ended December 31, 2012. The decrease was primarily due to the decrease of revenue and the increase of cost of sales.

Gross profit – Organic fertilizer: Organic fertilizer increased by $3,860,119 from $74 for the year ended December 31, 2011 to $3,860,193 during the year ended December 31, 2012. The increase was primarily due to the start-up of our new business of organic fertilizer for the year ended December 31, 2012.

Gross profit – Cattle farm: Gross profit from cattle farm development increased by $7,778,171 or 471.86%, from $1,648,415 for the year ended December 31, 2011 to $9,426,584 for the year ended December 31, 2012. The increase in cattle farm was primarily due to the commencement of our contracting services in the cattle farming industry for the year ended December 31, 2012.

General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses from continuing and discontinued operation (including depreciation and amortization) increased by $3,046,994 or 57.21% from $5,302,736 for the year ended December 31, 2011 to $8,349,729 for the year ended December 31, 2012. The increase was primarily due to increase on the depreciation and amortization amounting to $1,764,288 for the year ended December 31, 2012 from $936,509 for the year ended December 31, 2011, and the increase in others and miscellaneous of $2,152,605 for year ended December 31, 2012 from $280,728for the year ended December 31, 2011.

Category	2012	2011	Difference
	$	$	$
Office and corporate expenses	1,619,888	1,718,389	-98,501
Wages and salaries	2,555,681	2,122,975	432,706
Traveling and related lodging	77,730	94,728	-16,998
Motor vehicles expenses and local transportation	112,448	54,462	57,986
Entertainments and meals	103,222	94,945	8,277
Others and miscellaneous	2,152,605	280,728	1,871,877
Depreciation and amortization	1,764,288	936,509	827,779
Sub-total	8,385,862	5,302,736	3,083,126
Interest expenses	282,320	-	282,320
Total	8,668,182	5,302,736	3,365,446

In this respect, total depreciation and amortization amounted to $2,378,270 for the year ended December 31, 2012, out of which amount, $1,764,288 was reported under general and administration expenses and $613,982 was reported under cost of goods sold; whereas total depreciation and amortization was at $1,475,450 for the year ended December 31, 2011 and out of which amount $936,509 was reported under General and Administration expenses and $538,941 was reported under cost of goods sold.

Income Taxes

No EIT has been provided in the financial statements of CA, ZX, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the years ended December 31, 2012 and 2011 as they are within the agriculture, dairy and fishery sectors. However as of December 31, 2012 JFD has been levied with an EIT of 25%, which JFD is appealing to the Taxation Department for a waiver of this tax. The Company expects to prevail in its appeal, therefore there is no EIT being provided for JFD during the years ended December 31, 2012 and 2011.

No EIT has been provided in the financial statements of HSA for the income earned for the years December 31, 2012 as they are within the agriculture, dairy and fishery sectors. EIT has been provided in the financial statements of HSA at 25% for the income for the years ended December 31, 2011 as it is not within the agriculture, dairy and fishery sectors.

However, as of December 31, 2012, Taxation Department agreed that HSA is exempt from EIT for the years ended December 31, 2012 and 2011. No EIT has been provided in the financial statements of HSA for the income earned for the years December 31, 2012 as they are within the agriculture, dairy and fishery sectors. EIT has been provided in the financial statements of HSA at 25% for the income for the years ended December 31, 2011 as part of its revenue was generated from other source of supply other than SJAP that was not exempted from EIT.

However, as of December 31, 2012, Taxation Department agreed that JFD is exempt from EIT for the years ended December 31, 2012 and 2011. No EIT has been provided in the financial statements of JFD for the income earned for the years December 31, 2012 as they are within the agriculture, dairy and fishery sectors. JFD had been levied with an EIT of 25% in 2011, but JFD’s appeal to the Taxation Department for a waiver of this tax was successful by December 31, 2012.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of December 31, 2012, we had unrestricted cash and cash equivalents of $8,424,265 (see notes to the consolidated financial statements), and our working capital as of December 31, 2012 was $111,401,112.

As of December 31, 2012, our total contractual obligations are as follows:

Contractual Obligations	Less than one year	1- 3 years	3-5 years	More than 5 years
Short-term bank loan	0	$3,181,927	0	0
Long Term Debts	0	0	$175,006	0
Convertible Notes and Promissory Notes	3,584,394	0	0	0

Cash provided by operating activities from continuing operations totaled $33,282,688 for the year ended December 31, 2012. This compares with cash provided by operating activities from continuing operations totaling $3,222,375 for the year ended December 31, 2011. The increase in cash flows from operations primarily resulted from net cash provided by net income for the year after adjustments of non- cash items.

Cash used in investing activities from continuing operations totaled $(38,335,971) for the year ended December 31, 2012. This compares with cash provided by investing activities from continuing operations totaling ($2,299,647) for the year ended December 31, 2011. The increase in cash used in investing activities primarily resulted from business combination of subsidiaries of $6,893,349 and payment for construction in progress of $19,185,878, acquisition of proprietary technologies of $1,500,000and acquisition of property and equipment of $10,756,744 as compared with payment for construction in progress of $1,346,394 and investment in unconsolidated equity investee of $1,258,607 for the year ended December 31, 2011, respectively

Cash provided by financing activities from continuing operations totaled $6,856,618 for the year December 31, 2012. This compares with cash used in financing activities from continuing operations totaling$(573,814) for the year ended December 31, 2011. The increase in cash provided by investing activities primarily resulted from short term bank loan raised of $3,181,927 and long term debt raised of $175,006 and non-controlling interest contribution of $3,613,316 for the year ended December 31, 2012.

Cash provided by operating activities from discontinued operations totaled $0 for the year ended December 31, 2012. This compares with cash provided by operating activities from discontinued operations totaling $0 for the year ended December 31, 2011.

Cash used in investing activities from discontinued operations totaled $0 for the year ended December 31, 2012. This compares with cash used in investing activities totaling $3,137,885 for the year ended December 31, 2011, due to withdrawal of cash and cash equivalents of discontinued dairy segment of $3,137,885 in 2011 and resulting in the decrease in cash used in investing activities by $3,137,885.

Cash provided by financing activities from discontinued operations totaled $0 for the year ended December 31, 2012. This compares with cash provided by financing activities from discontinued operations totaling $0 for the year ended December 31, 2011.

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

These seasonal factors have certain influences on our overall operations explained as follows:

The Plantation - The HU flowers’ harvesting season is from July to the end of October. During this time, the bulk of our freshly harvested flowers are dried and stored. Although the dried flowers are sold year round, the bulk of sales occurs from November to June each year. In general, we sell the dried flowers at their highest prices from April through June. During 2009, we did not have enough dried flowers to store and sell throughout the entire year and our harvest was sold by the end of December. However, our 2010 harvest was at 31.5 million pieces, which is twice the volume of our 2009 harvest of 16.5 million pieces. This harvest of 31.5 million is still an insufficient number of flowers to be processed, dried, stored, and sold through to June 2011 to even out our annual sales through the year of 2011. In 2012 with the additional dried flowers processed from the fresh flowers that were bought from regional growers we managed to supply the market with higher quantity of dried flowers, yet the seasonal in-balance on sales remains the same.

As of December 31, 2012, we had no other significant transactions that may affect our cash/liquidity other than the seasonal variation effects mentioned earlier and the fact that the Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries Capital Award, CS, CH, TRW, MEIJI, HJST, HSA, and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. The results of companies acquired or disposed of during the year are included in the consolidated Financial Statements from the effective date of acquisition.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods covered thereby. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the reliability of deferred tax assets and inventory reserves.

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

Government grants are recognized upon (i) the Company has substantially accomplished what we must be done pursuant to the terms of the policies and terms of the grant that are established by the local government; and (ii) the Company receives notification from the local government that the Company has satisfied all of the requirements to receive the government grants; and or (iii) the amounts are received.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $84,297and $58,392for the years ended December 31, 2012 and December 31, 2011, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $1,973 and $99,526 for the years ended December 31, 2012 and December 31, 2011, respectively.

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

Accumulated other comprehensive income in the statements of equity amounted to $3,875,101 as of December 31, 2012 and $3,446,838 as of December 31, 2011. The balance sheet amounts with the exception of equity at December 31, 2012 and December 31, 2011 were translated at RMB6.2855 to $1.00 and RMB6.30 to $1.00, respectively. The average translation rates applied to the statements of income and comprehensive income and of cash flows for the years ended December 31, 2011 and December 31, 2011 were RMB6.31 to $1.00 and RMB6.33 to $1.00, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2012 and December 31, 2011 are $0. There were no bad debts written off for the years ended December 31, 2012 or December 31, 2011.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. The assets’ residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at the end of each year.

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

PROPRIETARY TECHNOLOGIES

The Company has determined that technological feasibility is established at the time a working model of products is completed. Master license of stock feed manufacturing technology was acquired and the costs of acquisition were capitalized as proprietary technologies when technological feasibility had been established. Proprietary technologies are intangible assets of finite lives. Proprietary technologies are amortized using the straight line method over their estimated lives of 25 years. Management evaluates the recoverability of proprietary technologies on an annual basis of the end of the company’s fiscal year, or when impairment indicators arise. As required by ASC Topic 350 “Intangible – Goodwill and Other”, the Company uses a fair-value-based approach to test for impairment.

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

Treasury stock consists of a Company’s own stock which has been issued, but is subsequently reacquired by the Company. Treasury stock does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive cash dividends. Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

State laws and federal agencies closely regulate transactions involving a company’s own capital stock, so the purchase of outstanding shares and converting them into treasury shares must have a legitimate purpose. Some of the most common reasons for purchasing outstanding shares are as follows:

(i) to meet additional stock needs for various reasons, including newly implemented stock option plans, the issuance stock for convertible bonds or convertible preferred stock, or a stock dividend;

(ii) to eliminate the ownerships interests of a stockholder;

(iii) to increase the market price of the stock that returns capital to shareholders; and

(iv) to potentially increase earnings per share of the stock by decreasing the shares outstanding on the same earnings.

The cost method of accounting for treasury stock shares has been adopted by the Company. The purchase of outstanding shares is treated as a temporary reduction in shareholders’ equity in view of the expectation to reissue the shares instead of retiring them. When the Company reissues the treasury shares, the temporary account is eliminated. The cost of treasury stock shares reacquired is charged to a contra account, in this case a contra equity account that reduces the stockholder equity balance.

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

For the years ended December 31, 2012 and 2011, basic earnings (loss) per share from continuing operations attributable to the Company’s common stockholders amounted to $0.70 and $0.21, respectively. For the years ended December 31, 2012 and 2011, diluted earnings (loss) per share from continuing operations attributable to the Company’s common stockholders amounted to $0.63 and $0.23, respectively.

For the years ended December 31, 2012 and 2011, basic earnings per share from continuing and discontinued operations attributable to the Company’s common stockholders amounted to $0.70 and $0.43, respectively. For the years ended December 31, 2012 and 2011, diluted earnings (loss) per share from continuing and discontinued operations attributable to the Company’s common stockholders amounted to $0.63 and $0.39, respectively.

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

Because cash flows are translated based on the weighted average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statements of equity.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31, 2012 and December 31, 2011 were translated at RMB6.2855 to $1.00 and RMB6.30 to $1.00, respectively.

The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2012 and December 31, 2011 were RMB6.31 to $1.00 and RMB6.33 to $1.00, respectively.

Non - GAAP financial measure can represent our actual U.S. dollars reported earnings per share including foreign exchange gain of net assets denominated in RMB as the underlying trend shows Chinese Renminbi appreciates steadily against United States dollars. As such, we measure diluted earnings per share growth rate using comprehensive income divided by weighted average numbers of shares outstanding, and provide guidance on the comprehensive income per shares.

Below is a reconciliation of reported EPS to non - GAAP measure EPS for the fiscal years 2012 and 2011:

Consolidated results	2012	2011
Diluted net earnings per share (EPS)	$0.63	$0.39
Translational impact (a)	$0.06	$0.04
Non - GAAP measure EPS	$0.73	$0.43
Non - GAAP measure EPS growth rate (b)	67%	-

(a)    Translation impact is the difference between reported EPS and using non -GAAP measure.

(b)    Calculated as a percentage of growth from the prior year's reported EPS.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012 or December 31, 2011, nor gains or losses are reported in the statements of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2012 or December 31, 2011.

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

In September 2011, the FASB issued Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a significant impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because our company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	63	CEO and Director
Tan Poay Teik	54	Chief Marketing Officer and Director
Chen Bor Hann	48	Secretary and Director
Yap Koi Ming (George)	60	Independent Director
Nils Erik Sandberg	73	Independent Director

Lee Yip Kun Solomon. Mr. Lee has been a Director and our Chief Executive Officer since August 2007. From March 2004 to date he has been Group Managing Director of Capital Award Inc. Since May, 1993, he has been the CEO of Irama Edaran Sdn. Bhd. (Malaysia), a modern fishery developer. There was no formal relationship between Sino Agro Food and Irama Edaran. He received a B.A. Major in Accounting and Economics from Monash University, Australia in July 1972. As a member of the board, Mr. Solomon contributes his knowledge of our company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Tan Paoy Teik. Mr. Tan has been a Director and our Chief Marketing Officer since August 2007. Since July, 2005, he has been Group Managing Director of Milux Corporation Bhd. (Malaysia), a manufacturer of home and gas appliances. He received an MBA from South Pacific University in 2005. Mr. Tan is currently the Managing Director of Milux Corporation Bhd; as such, he spends half of his working time with Milux and half with our company. As a member of the board, Mr. Tan contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Chen Bor Hann. Mr. Chen has been a Director and Secretary since August 2007. Since March, 2004, he has been Director and Business Development Manager of Capital Award Inc. From September 1995 to March 2004, he was Fishery Supervisor of Irama Edaran Sdn. Bhd. (Malaysia). As a member of the board, Mr. Chen contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Nils-Erik Sandberg. Mr. Sandberg has been an Independent Director of the Company since January 1, 2013. He brings international investment experience and skills in corporate governance, investor relations, and corporate finance with local knowledge of NASDAQ OMX Stockholm and Swedish Stock Exchange that will benefit the Company. He was appointed the Chairman of the Compensation Committee of the Company as of February 1, 2013. He is President of the Jordan Fund, a Swedish investment group network since 1990. Mr. Sandberg also currently holds a position as an adviser for Gustavia Energy and Commodities Fund, formerly known as the Stockpicker JF Commodity Energy Fund, since 2008. Mr. Sandberg was the founder and served as the CEO of Hydrocarbon International HCI AB, a publicly traded Swedish oil Company, from 1986 to 1993. Mr. Sandberg was the founder and served as the CEO of Grauten Oil AB, a publicly traded Swedish oil company, from 1986 to 1993. Mr. Sandberg was a director of International Petroleum Corporation, predecessor of Lundin Oil, later Lundin Petroleum, which trades on both the NASDAQ-OMX and TSX exchanges.

Koi Ming Yap (George). Mr. Yap has been an Independent Director of the Company since January 1, 2013. He brings international investment banking, corporate finance, financial reporting, investment strategies, and international auditing experience and skills in corporate governance, investor relations, and corporate finance with knowledge of NASDAQ OMX Stockholm and the Swedish Stock Exchange that will benefit the Company. He was appointed the Chairman of the Audit Committee of the Company as of February 1, 2013. He is a practicing international chartered accountant with over 30 years standing and is a practicing member of The Institute of Chartered Accountants in England and Wales since 1984. His international experience has covered Australia-NZ, United Kingdom-, Europe, Malaysia, the ASEAN, China and Hong Kong. Mr. Yap has been the managing principal of K M Yap & Company, a sole proprietary firm of Chartered Accountancy in NSW, Sydney, since 1990. He has been managing director of Brenna Investments Pty Ltd. since 1998 and has held the position of Public Interest Director (non-executive) for the Federation of Investment Managers Malaysia, in Malaysia since 2010 (a position sanctioned by the Securities Commission of Malaysia). Mr. Yap specializes in strategic corporate finance solutions, business plans, registering listings on stock exchanges, international banking, financial management, risk management, financial reporting, auditing, financial management, investment management, and providing corporate finance solutions in terms of sourcing finance, as well as cornerstone investors in IPOs, reverse mergers, and takeovers, that are expected to benefit the Company.

Family Relationships

There are no family relationships among our officers or directors.

Involvement in Certain Legal Proceedings

None of the director(s) or executive officers of the Company: (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the United States Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Board Committees:

Audit Committee

Our Audit Committee currently consists of two directors: Messrs. Yap (chairman) and Sandberg. The Board has determined that:

•	Mr. Yap qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and

•	all members of the Audit Committee (i) are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc., (ii) meet the criteria for independence as set forth in the Exchange Act, (iii) have not participated in the preparation of our financial statements at any time during the past three years and (iv) are financially literate and have accounting and finance experience.

The designation of Mr. Yap as an “audit committee financial expert” will not impose on him any duties, obligations or liability that are greater than those that are generally imposed on him as a member of our Audit Committee and our Board, and his designation as an “audit committee financial expert” will not affect the duties, obligations or liability of any other member of our Audit Committee or Board.

Compensation Committee

Our Compensation Committee currently consists of two directors: Messrs. Sandberg (chairman) and Yap. The Board has determined that:

•	all members of the Compensation Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.;

•	all members of the Compensation Committee qualify as “non-employee directors” under Exchange Act Rule 16b-3; and

•	all members of the Compensation Committee qualify as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one of more executive officers serving on our Board or Compensation Committee.

Code of Conduct

The Board has established a corporate Code of Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the code; and

•	accountability for adherence to the Code of Conduct.

Waivers to the Code of Conduct may be granted only by the Board. In the event that the Board grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver within four business days on a Current Report on Form 8-K.

The Code of Conduct applies to all of the Company’s employees, including our principal executive officer, the principal financial and accounting officer, and all employees who perform these functions. If we amend our Code of Conduct as it applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions), we shall disclose such amendment through the filing of a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal years ended December 31, 2011 and December 31, 2012.

Name and Principal Position	Fiscal Year	Salary($)	Option Awards ($)	Total ($)

Lee Yip Kun Solomon	2012	336,000	0	336,000
Chief Executive Officer	2011	336,000	0	336,000

Tan Paoy Teik	2012	174,000	0	174,000
Chief Marketing Officer	2011	174,000	0	174,000

Chen Bor Hann	2012	60,000	0	60,000
Secretary	2011	60,000	0	60,000

Summary Equity Awards

There has been no equity incentive award made to any of our executive officers as of our fiscal year ended December 31, 2012.

Compensation Agreements

Set forth below the material terms of each named executive officer’s compensation agreement or arrangement:

We have entered into verbal compensation agreements for a term of three years, beginning on January 1, 2011 and continuing through December 31, 2013 with our three highest compensated executive officers in the amounts set forth in table immediately above.

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

any option or equity grant;

any non-equity incentive plan award made to a named executive officer any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

any payment for any item that should be included as All Other Compensation in a Summary Compensation Table.

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors. Directors did not receive any compensation except for that received as executive officers as set forth above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially based on 112,028,365 issued and outstanding shares of Common Stock as of the date of this Annual Report by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date of this Annual Report, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, beneficial ownership is calculated based on the 112,028,365 shares of Common Stock issued and outstanding as of the date of this Annual Report.

Name and address	Shares of Common Stock	Percent of Common Stock	Shares of Series A Preferred Stock	Percent of Series A Preferred Stock	Percent of All Capital Stock (1)
Directors and Officers (2):
Lee Yip Kun Solomon	12,500,000	11.2%	75	75%	62.2%
Tan Poay Teik	0	0	20	20%	16%
Chen Bor Hann	0	0	5	5%	4%
George Yap	0	0	0	0	0
Nils Erik Sandberg (3)	4,023,210	3.6%	0	0 *

All Officers and Directors as a Group (5 persons)	16,523,210	14.7%	100	100%	82.9%

5% or Greater Beneficial Owners
Nordnet Pensionsfoersaekring AB	15,744,591	14%	—	0	2.8%
Forsakringsaktiebolaget Avanza Pension	14,895,771	13.3%	—	0	2.7%

* Less than one percent.

(1)          Includes the voting power of the 100 shares of Series A Preferred Stock issued and outstanding, which in the aggregate carry the voting power of eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of our company or action by written consent of our shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80%, which is allocated to the outstanding shares of Series A Preferred Stock.

(2)          The address for each of the officers and directors is c/o Sino Agro Food, Inc., Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City (510610), P.R.C.

(3)          Includes 910,300 shares of Common Stock owned of record by Mr. Sandberg’s spouse and 750,000 shares of Common Stock owned of record by Ängby Sportklubb, a not-for-profit organization of which Mr. Sandberg is the chairman of the board of directors. Mr. Sandberg disclaims any beneficial ownership of the shares of Common Stock held by Ängby Sportklubb.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During fiscal year 2010, we borrowed an aggregate of $926,196 from Mr. Lee, our chairman and chief executive officer. During fiscal year 2011, we repaid Mr. Lee $636,432 of the foregoing amount, leaving us indebted to Mr. Lee in the amount of $289,764 on December 31, 2011. During fiscal year 2010, we borrowed an aggregate of $740,210 from Mr. Lee, leaving us indebted to Mr. Lee in the amount of $1,029,974 on December 31, 2012. The amounts are unsecured, interest free and have no fixed term of repayment.

During the year ended December 31, 2011, we repurchased 7,000,000 shares of our common stock from Capital Adventure for $396,400. Capital Adventure is owned by Messrs. Solomon Lee, Tan and Chen, our three executive directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

2012	$124,000
2011	$95,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$4,230
2011	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2012	$0
2011	$0

(4) All Other Fees

None.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement and Share Exchange – Volcanic Gold and Capital Award (1)

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited (1)

2.3	Acquisition Agreement - Macau Eiji Company Limited (1)

2.4	Acquisition Agreement - Tri-way Industries Limited (1)

2.5	Disposition Agreement - Triway selling equity interest in TianQuan Science (1)

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power (1)

3.1	Articles of Incorporation of Volcanic Gold, Inc. (1)

3.2	Amendment to Articles of Incorporation – Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. (1)

3.3	Certificate of Correction (1)

3.4	Amendment to Articles of Incorporation – Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. (1)

3.5	Bylaws of Volcanic Gold, Inc. (1)

3.6	Organizational Documents: Capital Award, Inc. (1)

3.7	Organizational Documents: Hang Yu Tai Investment Limited (1)

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. (1)

3.9	Organizational Documents: Macau Eiji Company Limited (1)

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (1)

3.11	Organizational Documents: Tri-way Industries Limited (1)

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited (1)

3.13	Bylaws (11)

3.14	Certificate of Amendment to Articles of Incorporation (12)

4.1	Form of common stock Certificate of Sino Agro Foods, Inc. (1)

4.2	Form of Certificate of Series A Preferred (1)

4.3	Form of Certificate of Series B Preferred (1)

4.4	Certificate of Rights and Preferences – Series A Preferred (3)

4.5	Certificate of Rights and Preferences – Series B Preferred (3)

4.6	Certificate of Designation of the Series F Non-Convertible Preferred Stock (10)

10.1	Patented “Intellectual Property” namely “Zhi Wu Jei Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China (1)

10.2	Sino Foreign Joint Venture Agreement: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (1)

10.3	Sino Foreign Joint Venture Agreement: Qinghai Sanjiang A Power Agriculture Co. Ltd. (1)

10.4	Deed of Trust - A Power Agro Agriculture Development (Macau) Limited (1)

10.5	Deed of Trust - Macau Eiji Company Limited (1)

10.6	Deed of Trust - Hang Yu Tai Investment Limited (1)

10.7	Master License from Infinity Environmental Group, a Belize corporation. (1)

10.8	Capital Award Consulting Service Agreement (2)

10.9	Tri-Way Joint Venture Agreement (2)

10.10.a	Share Sale Agreement of Zhongxingnongmu Co. Ltd. (4)

10.10.b	MOU SIAF and Mr. Sun Sales and Purchase of shares Hang Yu Tai (4)

10.11	Joint Venture Agreement for Enping City Bi Tao A Power Prawn Culture Development Co., Ltd (3)

10.12	AP Technology Consulting Services Agreement between Capital Award and a Group of China Parties (3)

10.13	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement (3)

10.14	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement (3)

10.15	Employment Agreement – Lee (4)

10.16	Employment Agreement – Tan (4)

10.17	Employment Agreement – Chen (4)

10.18	SJVC Enping Cattle and Sheep Farm Joint Venture Agreement (4)

10.19	Bait Fish Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. (5)

10.20	Sleepy Cod Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. (5)

10.21	Agreement between Capital Award, Inc. and Liu Gang, et al. (6)

10.22	Agreement between Macau Eiji Company Limited and Mr. Jin Xuesong (7)

10.23	Addendum to Consulting and Services Agreement (8)

10.24	SJVC Agreement between MEIJI and Mr. He Yue Xiong (8)

10.25	Consulting and Services Agreement MEIJI and Mr. He Yue Xiong, et al. (8)

10.26	Agreement to Purchase Young Beef between MEIJI and Yang Zi Shao Town Cattle Farm (8)

10.27	WSPS SJVC between the Company and Zhou Jianfeng (8)

10.28	WSPS Consulting and Services Agreement between Capital Award and Zhou Jianfeng, et al. (8)

10.29	Memorandum of Understanding between the Company and Wu Xiaofeng (8)

10.30	Jiangman Hang Meiji Cattle Farm Co. Ltd. Statutory Documents (9)

10.31	Consulting and Service Agreement (Wholesale 2) between the Company and Guangzhou YiLi Na Wei Trading Co. Ltd. (9)

14	Code of Ethics (13)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 .INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

1.   Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010.

2.   Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011.

3.   Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011.

4.   Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011.

5.   Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011.

6.   Incorporated herein by reference to the Current Report on Form 8-K filed on February 29, 2012.

7.   Incorporated herein by reference to the Current Report on Form 8-K filed on March 28, 2012.

8.   Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012.

9.   Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012.

10.   Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2012.

11.   Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012.

12.   Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013.

13.   Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

April 15, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

April 15, 2013	By:	/s/ TAN POAY TEIK
Tan PoayTeik Chief Officer, Marketing

April 15, 2013	By:	/s/ CHEN BORHANN
Chen BorHann Corporate Secretary

April 15, 2013	By:	/s/ YAP KOI MING
Yap Koi Ming Director

April 15, 2013	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	F-3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	F-4 - F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-41

Madsen & Associates CPAs, Inc.

684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632	FAX: (801) 268-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of December 31, 2012 and December 31, 2011, and the consolidated statements of income and other comprehensive income, the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the years ended December 31, 2012 and December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Agro Food, Inc. and subsidiaries as of December 31, 2012, and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2012 and December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Murray, Utah

April 15, 2013

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2012 AND 2011

	2012	2011
	$	$

ASSETS
Current assets
Cash and cash equivalents	$8,424,265	$1,387,908
Inventories	17,114,755	4,435,445
Cost and estimated earnings in excess of billings on uncompleted contracts	2,336,880	456,104
Deposits and prepaid expenses	47,308,857	14,868,838
Accounts receivable, net of allowance for doubtful accounts	52,948,350	27,531,915
Due from related parties	-	15,820,752
Other receivables	5,954,248	9,688,871
Total current assets	134,087,355	74,189,833
Property and equipment
Property and equipment, net of accumulated depreciation	19,946,302	2,667,765
Construction in progress	24,492,510	3,577,869
Land use rights, net of accumulated amortization	55,733,246	56,507,470
Total property and equipment	100,172,057	62,753,104
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	8,114,624	6,977,675
Long term accounts receivable	-	5,936,718
License rights	1	1
Unconsolidated equity investee	-	1,258,607
Total other assets	8,839,565	14,897,941
Total assets	$243,098,978	$151,840,878
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,762,643	$1,202,104
Billings in excess of costs and estimated earnings on uncompleted contracts	2,790,084	1,962,119
Due to a director	3,345,803	289,764
Dividends payable	951,308	155,957
Other payables	6,654,478	11,968,148
Due to related parties	-	867,413
Short term bank loan	3,181,927	-
	22,686,243	16,445,505
Non-current liabilities
Deferred dividends payable	3,146,987	-
Long term debts	175,006	-
	3,321,993	-
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 10,000,100 and 7,000,100 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively)	-	-
Series A preferred stock: $0.001 par value
(100 shares designated, 100 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively)	-	-
Series B convertible preferred stock: $0.001 par value
(10,000,000 shares designated, 10,000,000 and 7,000,000 shares issued and outstanding as of December 31,2012 and December 31, 2011, respectively)	10,000	7,000
Series F Non-convertible preferred stock: $0.001 par value
(1,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively)	-	-
Common stock: $0.001 par value
(100,000,000 shares authorized, 100,004,850 and 67,034,262 shares issued and oustanding as of December 31, 2012 and December 31, 2011, respectively)	100,005	67,034
Additional paid - in capital	91,216,428	72,794,902
Retained earnings	103,864,308	50,395,444
Accumulated other comprehensive income	3,868,274	3,446,838
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	197,809,015	125,461,218
Non - controlling interest	19,281,727	9,934,155
Total stockholders' equity	217,090,742	135,395,373
Total liabilities and stockholders' equity	$243,098,978	$151,840,878

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
	$	$
Continuing operations
Revenue	138,613,639	51,879,903

Cost of goods sold	68,807,471	26,951,874

Gross profit	69,806,168	24,928,029

General and administrative expenses	(8,385,862)	(5,302,736)
Net income from operations	61,420,306	19,625,293

Other income (expenses)

Government grant	139,836	-

Other income	308,332	449,498

Gain of extinguishment of debts	1,666,386	987,518

Interest expenses	(282,320)	-

Net other income (expenses)	1,832,234	1,437,016

Net income before income taxes	63,252,540	21,062,309

Provision for income taxes	-	(31)

Net income from continuing operations	63,252,540	21,062,278
Less: Net (income) attributable to the non - controlling interest	(5,706,708)	(5,371,246)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	57,545,832	15,691,032
Discontinued operations
Net income from discontinued operations	-	10,203,951
Less: Net income attributable to the non - controlling interest	-	-
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries	-	10,203,951
Net income attributable to the Sino Agro Food, Inc. and subsidiaries	57,545,832	25,894,983
Other comprehensive income
Foreign currency translation gain	448,984	3,815,775
Comprehensive income	57,545,832	29,710,758
Less: other comprehensive (income) loss attributable to the non - controlling interest	(27,548)	(721,880)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	57,518,284	28,988,878
Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	$0.70	$0.43

Diluted	$0.63	$0.39

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing operations

Basic	$0.70	$0.26

Diluted	$0.63	$0.23

Weighted average number of shares outstanding:

Basic	82,016,910	60,158,210

Diluted	92,016,910	67,158,210

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Series A		Series B Convertible		Series F Non convertible
	Common stock		Preferred stock		Preferred stock		preferred stock
	Par value $0.001		Par value $0.001		Par value $0.001		Par value $0.001
	Number		Number		Number		Number
	of shares	Amount	of shares	Amount	of shares	Amount	of shares	Amount
		$		$		$		$
Balance as of January 1, 2011	55,474,136	55,474	100	-	7,000,000	7,000	-	-

Issue of common stock
- For settlement of debts	15,619,397	15,619	-	-	-	-	-	-
- Services rendered	1,800,000	1,800	-	-	-	-	-	-
- Employees' compensation	2,760,729	2,761	-	-	-	-	-	-

Common stock redeemed at stated value for cancellation	(8,620,000)	(8,620)	-	-	-	-	-	-

Purchases of treasury stock	-	-	-	-	-	-	-	-

Disposal of HYT group	-	-	-	-	-	-	-	-

Net income for the year
- Continuing operation	-	-	-	-	-	-	-	-
- Discontinued operation	-	-

Dividends	-	-	-	-	-	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	-	-

Balance as of December 31, 2011	67,034,262	67,034	100	-	7,000,000	7,000	-	-

Issue of Series B convertible preferred stock	-	-	-	-	3,000,000	3,000	-	-
Issue of common stock
- settlement of debts	32,064,588	32,065	-	-	-	-	-	-
- Employees' compensation	906,000	906
Amortize discount- Convertible notes
Net income for the year
- Continuing operation	-	-	-	-	-	-	-	-

Business combination of subsidiaries
Dividends	-	-	-	-	-	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	-	-
Balance as of December 31, 2012	100,004,850	100,005	100	-	10,000,000	10,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

					Accumulated
	Treasury stock		Additional		other	Non -
	Number		paid - in	Retained	comprehensive	controlling
	of shares	Amount	capital	earnings	income	interest	Total
		$	$	$	$	$	$
Balance as of January 1, 2011	-	-	58,586,362	25,019,971	3,804,116	13,578,958	101,051,881

Issue of common stock
- settlement of debts	-	-	11,496,767	-	-	-	11,512,386
- services rendered	-	-	1,618,200	-	-	-	1,620,000
- employees' compensation	-	-	2,664,353	-	-	-	2,667,114

Common stock redeemed at stated value for cancellation	-	-	(1,570,780)	-	-	-	(1,579,400)

Purchases of treasury stock	(1,000,000)	(1,250,000)	-	-	-	-	(1,250,000)

Disposal of HYT group	-	-	-	-	(3,451,173)	(9,737,929)	(13,189,102)

Net income for the year
- Continuing operation	-	-	-	15,691,032	-	5,371,246	21,062,278
- Discontinued operation	-	-	-	10,203,951	-	-	10,203,951

Dividends	-	-	-	(519,510)	-	-	(519,510)

Foreign currency translation gain	-	-	-	-	3,093,895	721,880	3,815,775

Balance as of December 31, 2011	(1,000,000)	(1,250,000)	72,794,902	50,395,444	3,446,838	9,934,155	135,395,373
					.
Issue of Series B convertible preferred stock	-	-	-	-	-	-	3,000
Issue of common stock
- settlement of debts	-	-	17,831,352	-	-	-	17,863,417
- employees' compensation	-	-	361,494	-	-	-	362,400
Amortize discount - Convertible notes			228,680				228,680
Net income for the year
- Continuing operation	-	-	-	57,784,276	-	5,706,708	63,252,540

Business combination of subsidiaries	-	-	-	-	-	3,613,316	3,613,316
Dividends	-	-	-	(4,076,968)	-	-	(4,076,968)

Foreign currency translation gain	-	-	-	-	421,436	27,548	448,984
Balance as of December 31, 2012	(1,000,000)	(1,250,000)	91,216,428	104,102,752	3,868,274	19,272,651	217,090,742

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities
Net income from continuing operations	$63,252,540	$21,062,278
Adjustments to reconcile net income from continuing operations to net cash from operations:
Depreciation	443,361	220,810
Amortization	1,934,909	1,043,181
(Gain) on extinguishment of debts	(1,666,386)	(987,518)
Common stock issued for services and employee's compensation	2,229,657	2,139,057
Changes in operating assets and liabilities:
Increase in inventories	(10,037,494)	(4,477,682)
Increase in deposits and prepaid expenses	(34,307,276)	1,499,930
Increase (decrease) in due to a director	9,443,070	(6,313,946)
Increase in accounts payable and accrued expenses	3,342,916	811,258
(Decrease) increase in other payables	(845,562)	11,798,629
Increase in accounts receivable	(18,142,198)	(9,567,456)
Increase in cost and estimated earnings in excess of billings on uncompleted contracts	(1,880,776)	(456,104)
Increase in billings on uncompleted contracts in excess of costs and estimated earnings	827,965	1,962,119
(Decrease) Increase in due to related parties	867,413	643,529
Decrease (Increase) in due from related parties	(15,820,752)	(10,434,519)
Decrease (increase) in other receivables	3,734,623	(5,721,191)
Net cash provided by operating activities	33,282,688	3,222,375
Cash flows from investing activities
Acquisition of proprietary technologies	(1,500,000)	-
Purchases of property and equipment	(10,756,744)	(252,346)
Proceeds of disposal of subsidiaries	-	557,700
Investment in unconsolidated equity investees	-	(1,258,607)
Net cash outflow from business combination of subsidiaries less cash acquired	(6,893,349)	-
Payment for construction in progress	(19,185,878)	(1,346,394)
Net cash used in investing activities	(38,335,971)	(2,299,647)
Cash flows from financing activities
Proceeds From Long term debt	175,006	-
Non-controlling interest contribution	3,613,316	-
Proceeds from Short term debt	3,181,927	-
Dividends paid	(134,631)	(573,814)
Net cash provided by (used in) financing activities	6,856,366	(573,814)
Net cash provided by continuing operations	1,782,335	348,914
Cash flows from discontinued operations
Net cash provided by operating activities	-	-
Net cash used in investing activities	-	(3,137,885)
Net cash used in financing activities	-	-
Net cash used in discontinued operations	-	(3,137,885)
Effects on exchange rate changes on cash	5,254,022	286,853
Increase in cash and cash equivalents	7,036,357	(2,502,118)
Cash and cash equivalents, beginning of year	1,387,908	3,890,026
	8,424,265	1,387,908
Less: cash and cash equivalents at the end of the year - discontinued operation	-	-
Cash and cash equivalents at the end of the year - continuing operations	$8,424,265	$1,387,908

Supplementary disclosures of cash flow information:
Cash paid for interest	$282,320	-
Cash paid for income taxes	-	$31
Non - cash transactions:
Common stock issued for settlement of debts and proprietary technology payable	$17,863,417	$11,512,386
Series B convertible preferred stock	$3,000	-
Common stock issued for service and employee compensation	$362,400	$4,278,114
Common stock acquired for cancellation	-	$(1,579,400)
Transfer to property and equipment from construction in progress	$6,419,170	-
Transfer to land use rights from construction in progress	$528,451	-
Settlement of land use rights payable in contra of disposal proceeds receivable	-	$38,056,750
Disposal proceeds receivable from sale of subsidiaries, HYT and ZX	-	$5,386,233
Purchases of treasury stock	-	$(1,250,000)

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), which was formed in Macau. APWAM then acquired PMH’s 45% equity interest in SJAP. By virtue of the acquisition, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the PRC approved the sale and transfer. As a result, APWAM owned 45% of SJAP and Garwor owned the remaining 55%. This remains the case as of the date of this annual report (the “Report”).

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

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580. The Company presently owns a 75% equity interest in JFD, representing majority of votes and controls its board of directors. As of December 31, 2012, the Company had consolidated the assets and operations of JFD.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for $2,944,176 on September 30,2012 while withdrawing its 25% equity interest in ECF. The Company presently owns 75% equity interest in JHMC, representing majority of votes and controls its board of directors. As of December 31, 2012, the Company had consolidated the assets and operations of JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of December 31, 2012, MEIJI and SJAP invested $130,000 and $425,000 in HSA, respectively.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FIISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (2011: 100%) directly	Fishery development and holder of AP License

Capital Stage Inc. (“CS”)	Belize	100% (2011:100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (2011: 100%) indirectly	Dormant

Tri-way Industries Limited (“TRW”)	Hong Kong, PRC	100% (2011: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Meiji Limited (“MEIJI”)	Macau, PRC	100% (2011: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, PRC	100% (2011: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	PRC	75% (2011: 75%) directly	Hylocereus Undatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	PRC	75% indirectly treated as subsidiary (2011: 25% indirectly and treated as unconsolidated equity interest)	Fish cultivation
Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) Formerly known as Enping City A Power Cattle Farm Co., Limited (“ECF”)	PRC	75% indirectly treated as subsidiary (2011: 25% indirectly and treated as unconsolidated equity interest)	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	PRC	26% directly and 50% indirectly (2011: 26% directly and 50% indirectly)	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	PRC	45% (2011: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Enping City Bi Tao A Power Prawn Culture Development Co., Limited (“EBAPCD”) (pending approval)	PRC	25% (2011: 25% indirectly)	Prawn cultivation

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, TRW, MEIJI, HYT, ZX, HJST, JFD, JHMC, HSA and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. HYT and ZX were no longer recognized as subsidiaries as of January 1, 2011 and PMH was dissolved on January 28, 2011.

SIAF, CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC , HSA, APWAM and SJAP are hereafter referred to as (“the Company”).

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

The Company does not provide warranties to customers on a basis customary to the industry, however, customers can claim warranty directly from product manufacturers for defects in equipment or products. Historically, the Company has experienced no warranty claims

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.9	COST OF GOODS SOLD

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies.

2.10	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $84,298 and $58,096 for the years ended December 31, 2012 and 2011, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $1,973 and $99,526 for the years ended December 31, 2012 and 2011, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,875,101 as of December 31, 2012 and $ 3,446,838 as of December 31, 2011. The balance sheet amounts with the exception of equity as of December 31, 2012 and December 31, 2011 were translated using an exchange rate of RMB 6.29 to $1.00 and RMB 6.30 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2012 and 2011 were RMB 6.31 to $1.00 and RMB 6.33 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2012 and 2011 are $0.

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

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs for completion and the estimated costs necessary to make the sale.

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.24	INCOME TAXES (CONTINUED)

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of December 31, 2012 and 2011 amounted to $8,403,458 and $1,379,837, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

Accounts receivable are derived from revenue earned from customers located primarily in the PRC. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	2012	2011

Customer A	32.44%	-
Customer B	10.27%	-
Customer C	9.69%	-
Customer D	6.34%	-
Customer E	6.01%	-
Customer F		29.03%
Customer G	-	13.96%
Customer H	-	13.87%
Customer I	-	8.24%
Customer J	-	6.68%
	64.75%	71.78%

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	2012	2011

Customer A	18.18%	15.31%
Customer B	14.32%	-
Customer C	11.14%	-
Customer D	9.94%	-
Customer E	8.23%	-
Customer F		9.14%
Customer G	-	8.60%
Customer H	-	8.39%
Customer I	-	8.22%

	61.81%	49.66%

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2012 and 2011, the Company determined no impairment charges were necessary.

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

For the years ended December 31, 2012 and 2011, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.70 and $0.43, respectively. For the years ended December 31, 2012 and 2011, diluted earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.63 and $0.39, respectively.

For the years ended December 31, 2012 and 2011, basic earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.70 and $0.17, respectively. For the years ended December 31, 2012 and 2011, diluted earnings per share from continuing operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.63 and $0.23, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012 or December 31, 2011, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2012 or December 31, 2011.

2.33	NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2011, the FASB issued amendments to authoritative guidance related to fair value measurement and disclosure requirements. The new guidance changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. This guidance specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. It also does not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. This guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our consolidated financial statements as it amended only the presentation of comprehensive income.

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company will apply these amendments for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of the amendments to have a material impact on the consolidated financial statements.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in consolidated financial statements. The Company operates in four principal reportable segments: Fishery Development Division, and HU Plantation Division and Organic Fertilizer and Bread Grass Division, Cattle Development Division and discontinued Dairy Production Division since January 1, 2011.

	2012
	Continuing operations					Discontinued operations
			Organic
	Fishery		Fertilizer and	Cattle Farm		Dairy
	Development	HU Plantation	Bread Grass	Development	Corporate and	Production
	Division	Division	Division	Division	others	Division	Total

Revenue	$86,346,475	$11,878,599	$23,350,564	$17,038,001	$-	$-	$138,613,639

Net income (loss)	$39,150,568	$6,245,281	$3,875,609	$9,058,822	$(784,448)	$-	$57,545,832

Total assets	$79,222,788	$36,792,718	$96,282,055	$28,265,035	$2,536,382	$-	$243,098,978

	2011
	Continuing operations					Discontinued operations
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Dairy Production Division	Total

Revenue	$26,422,125	$6,113,155	$15,184,702	$4,159,921	$-	$-	$51,879,903

Net income (loss)	$10,876,752	2,950,339	$3,262,178	$1,466,290	$(2,864,527)	$10,203,951	$25,894,983

Total assets	$37,030,261	$27,672,083	$54,353,901	$7,152,129	$25,632,504	$-	$151,840,878

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

United States of America

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company

China

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

No EIT has been provided in the financial statements of CA, ZX, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the years ended December 31, 2012 and 2011 as they are within the agriculture, dairy and fishery sectors.

However, as of December 31, 2012, Taxation Department agreed that HSA is exempt from EIT for the years ended December 31, 2012 and 2011. No EIT has been provided in the financial statements of HSA for the income earned for the years December 31, 2012 as they are within the agriculture, dairy and fishery sectors. EIT has been provided in the financial statements of HSA at 25% for the income for the years ended December 31, 2011 as part of its revenue was generated from other source of supply other than SJAP that was not exempted from EIT.

However, as of December 31, 2012, Taxation Department agreed that JFD is exempt from EIT for the years ended December 31, 2012 and 2011. No EIT has been provided in the financial statements of JFD for the income earned for the years December 31, 2012 as they are within the agriculture, dairy and fishery sectors. .JFD had been levied with an EIT of 25% in 2011, but JFD’s appealing to the Taxation Department for a waiver of this tax was successful by December 31, 2012.

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

As a result, neither Belize nor Malaysia corporate tax is provided for in the consolidated financial statements of CA for the years ended December 31, 2012 and 2011.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of PMH and TRW, since these entities did not earn any assessable profits for the years ended December 31, 2012 and 2011.

Macau

No Macau Corporation tax has been provided in the consolidated financial statements of HYT, APWAM and MEIJI since these entities did not earn any assessable profits for the December 31, 2012 and 2011.

Provision for income taxes is as follows:

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011

SIAF	$-	$-
CA, CS and CH	-	-
TRW	-	-
MEIJI and APWAM	-	-
JHSF, JHMC and SJAP	-	-
HSA	-	31
	$-	$31

5.	NET INCOME FROM DISCONTINUED OPERATIONS

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

(a) Net income from discontinued operations

	Note	2012	2011
		(Unaudited)	(Unaudited)

Revenue		$-	$-

Cost of goods sold		-	-

Gross profit		-	-

General and administrative expenses		-	-

Net income from operations		-	-

Interest expense		-	-

Net income before income taxes		-	-

Net income from sale of subsidiaries		-	10,203,951

Net income before income taxes		-	10,203,951

Provision for income taxes		-	-

Net income from discontinued operations		-	10,203,951

Less: Net income attributable to the non - controlling interest		-	-

Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		$-	$10,203,951

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)	Consideration received

2011

Consideration received in cash and cash equivalents	$704,388
Disposal proceeds receivable of sale of subsidiaries	44,295,612
Total consideration proceeds	$45,000,000

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(c)	Net cash outflow on sale of subsidiaries, HYT and ZX

2011

Cash and cash equivalents balance disposed of	$(3,137,885)
Net cash outflow on sale of subsidiaries, HYT and ZX	$(3,137,885)

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(d)	Detailed cash flow from discontinued operations

	Note		2012	2011
Cash flows from operating activities
Net income for the period			$-	$10,203,951

Adjustments to reconcile net income to net cash from operations:
Depreciation			-	-
Amortization			-	-
Net gain of sale of subsidiaries, HYT and ZX			-	(10,203,951)
Changes in operating assets and liabilities:
Increase in inventories			-	-
Increase in deposits and prepaid expenses			-	-
Increase in other payables			-	-
Decrease in accounts receivable			-	-
Decrease in other receivables			-	-
Net cash provided by operating activities			-	-
Cash flows from investing activities
Net cash outflow on sale of subsidiaries, HYT and ZX	5	(c)	-	(3,137,885)
Payment for acquisition of land use rights			-	-
Payment for construction in progress			-	-
Net cash used in investing activities			-	(3,137,885)
Cash flows from financing activities
Net cash provided by financing activities			-	-

Effects on exchange rate changes on cash			-	-
(Decrease) increase in cash and cash equivalents			-	(3,137,885)

Cash and cash equivalents, begining of year			-	3,137,885

Cash and cash equivalents, at end of year			$-	$-

Supplementary disclosures of cash flow information:
Cash paid for interest			$-	$-
Cash paid for income taxes			$-	$-
Non - cash transactions
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX			$-	$44,295,612

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DIVIDEND

On October 10, 2011, the Company declared a cash dividend of $0.01 share, to be paid on November 15, 2011 to the stockholders as of the close of business on October 30, 2011(Record Date).

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to received one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012 (the “Record Date”), with lesser or greater amounts being rounded up to the nearest 100 shares of common stock for purpose of the computing the dividend. The holders of record of shares of Series F Non – Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014.

On December 6, 2012,  the Company's Board of Directors has declared cash dividend on its Common Stock, payable in the amount of $0.01 for every one share issued and outstanding as of December 26, 2012 (Record Date), with a distribution date of January 15, 2013.

	2012	2011
Cash dividend
95,130,730 (2011: 51,950,974) outstanding shares of $0.01	$951,307	$519,509
Deferred dividend
91,931,287 (2011: 0) outstanding shares of $0.01	3,125,661	-
	$4,076,968	$519,509

7.	CASH AND CASH EQUIVALENTS

	2012	2011

Cash and bank balances	$8,424,265	$1,387,908

8.	INVENTORIES

As of December 31, 2012, inventories are as follows:

	2012	2011

Grass carp	$4,612,090	$-
Bread grass	1,473,653	449,984
Beef cattle	2,569,659	825,853
Organic fertilizer	737,166	807,689
Forage for cattle and consumable	278,900	-
Raw materials for bread grass and organic fertilizer	6,765,536	1,398,965
Raw materials for HU plantation	-	11,111
Immature seeds	677,751	842,313
Unharvested HU plantation	-	99,530
	$17,114,755	$4,435,445

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DEPOSITS AND PREPAID EXPENSES

	2012	2011
	$	$
Deposits for Prepayments for purchases of equipment	318,192
Miscellaneous	4,892,258
Deposits for- acquisition of land use right	7,826,508	4,453,665
Deposits for- inventory purchases	2,228,854	5,190,952
Deposits for- aquaculture contract	7,062,600	3,085,164
Deposits for- building materials	2,000,000	-
Deposits for- proprietary technology	2,254,539	-
Prepayments for construction in progress	14,423,021	-
Shares issued for employee compensation and oversea professional fee	271,800	2,139,057
Temporary deposits payment for acquiring equity investments	6,030,785	-
	47,308,857	14,868,838

The Company made temporary deposit payments for equity investments in the future development of a prawn farm hatchery and a prawn farm nursery. Miscellaneous represents the value of the shares of the Company held by the custodian for convertible notes, rental and utility deposits, for sundries purchases and sundries prepaid expenses.

10.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of December 31, 2012 and December 31, 2011. Bad debts written off for the years ended December 31, 2012 and 2011 are $0.

Aging analysis of accounts receivable is as follows:

	2012	2011

0 - 30 days	$10,813,981	$20,061,598
31 - 90 days	27,784,784	1,828,058
91 - 120 days	6,866,842	2,457,259
over 120 days and less than 1 year	7,482,743	3,185,000
over 1 year	-	5,936,718
	52,948,350	33,468,633
Less: amounts reclassified as long term accounts receivable	-	(5,936,718)
	$52,948,350	$27,531,915

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER RECEIVABLES

	2012	2011

Temporary payments	$-	$656,092
Due from employees	-	130,191
Due from third parties	5,954,248	8,902,588
	$5,954,248	$9,688,871

Payments due from employees and third parties are unsecured, interest free and without fixed term of repayment. Payments due from employees are the amounts advanced for handling business transactions on behalf of the Company, and are reconciled once the business transactions have been completed.

12.	DUE FROM RELATED PARTIES

	2012	2011

Due from proceeds receivable	$-	$5,386,233
Due from HYT	-	10,434,519
	$-	$15,820,752

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

As of December 31, 2012 and 2011, the outstanding amount due from Mr. Xi Ming Sun is $0 and $5,386,233 , respectively.

13.	PLANT AND EQUIPMENT

	2012	2011

Plant and machinery	$3,681,644	$1,855,068
Structure and leasehold improvements	15,446,062	27,211
Mature seeds	1,369,626	503,663
Furniture and equipment	212,479	773,185
Motor vehicles	277,513	106,298
	20,987,324	3,265,425

Less: Accumulated depreciation	(1,041,022)	(597,660)
Net carrying amount	19,946,302	2,667,765

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $443,362 and $220,810 for the years ended December 31, 2012 and 2011, respectively.

14.	CONSTRUCTION IN PROGRESS

	2012	2011

Construction in progress
- Oven room for production of dried flowers	$828,905	$826,359
- Office, warehouse and organic fertilizer plant in HSA	10,450,518	26,646
- Organic fertilizer and bread grass production plant and office building	7,921,105	2,724,864
- rangeland for beef cattle and office building	5,291,982	-
	$24,492,510	$3,577,869

15.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the PRC. Instead, the Company has leased five lots of land. The cost of the first lot of land use rights acquired in 2007 was $6,194,505, which consists of 1,985.06 acres in the Hebei Province with leaseholds expiring in 2036, 2051, 2067 and 2077. The cost of the second lot of land use rights acquired in 2007 in the Guangdong Province was $6,408,289 and consists of 174.94 acres with the lease expiring in 2067. The cost of the third lot of land use rights acquired in 2008 in the Guangdong Province was $764,128, which consists of33.68 acres with the lease expiring in 2068. The cost of the fourth lot of land use rights acquired in 2010 in the Hebei Province was $3,223,411, which consists of 825 acres with the lease expiring in 2066.The first lot of land use rights with the original cost of $6,194,505 and the fourth lot of land use rights with the original cost of $3,223,411 were disposed of with the sale of a subsidiary of ZX. The cost of the fifth lot of land use rights acquired in 2011 was $7,042,831, which consists of 57.58 acres in the Guangdong Province, with the lease expiring in 2037. The cost of the sixth lot of land use rights acquired in 2011 was $35,405,750 which consisted of 279.50 acres in the Hunan Province, PRC and the leases expire in 2061. The cost of the seventh lot of land use rights acquired in 2012 was $528,240 which consisted of 8.53 acres in the Xining City , Qinghai Province, PRC and the leases expire in 2051.

	2012	2011

Cost	$58,630,950	$57,845,574
Less: Accumulated amortization	(2,897,704)	(1,338,104)
Net carrying amount	$55,733,246	$56,507,470

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years.

Amortization of land use rights was $944,176 and $732,946 for the years ended December 31, 2012 and 2011, respectively.

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

	2012	2011

Proprietary technologies	$9,512,258	$8,000,000
Less: Accumulated amortization	(1,397,634)	(1,022,325)
Net carrying amount	$8,114,624	$6,977,675

Amortization of proprietary technologies was $145,500 and $310,235 for the years ended December 31, 2012 and 2011, respectively. No impairments of proprietary technologies have been identified during the years ended December 31, 2012 and 2011.

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

	2012	2011

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

18.	UNCONSOLIDATED EQUITY INVESTEE

On February 11, 2011, CA applied to form a corporate joint venture, Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD”), incorporated in the People’s Republic of China. CA has the right to acquire up to a 75% equity interest in EBAPCD. EBAPCD has not commenced its business of prawn cultivation.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while it withdrew its 25% equity interest in EBAPFD. As of December 31, 2011, the Company invested $1,258,607 in JFD. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580. The Company presently owns a 75% equity interest in JFD and controls majority of votes and its board of directors. As result, the Company has consolidated the assets and operations of JFD.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), incorporated in the People’s Republic of China. MEIJI had 25% equity interest in ECF. The PRC Government granted the official name of Jiang Men City Hang Meiji Cattle Farm Development Co., Limited (“JHMC”) to ECF on June 3, 2012. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580. The Company presently owns a 75% equity interest in ECF and controls majority of votes and its board of directors. As result, the Company has consolidated the assets and operations of JFD.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	UNCONSOLIDATED EQUITY INVESTEE (CONTINUED)

	2012	2011

Investment in unconsolidated joint venture	$-	$1,258,607

19.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the People’s Republic of China. As of December 31, 2012, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2012, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

21.	OTHER PAYABLES

	2012	2011

Due to third parties	$877,259	$10,794,449
Promissory notes issued to third parties	3,352,394	-
Convertible notes payable	232,000	-
Due to local government	2,192,825	-
Due to employees and others	-	1,114,848
Land use rights payable	-	58,851
	$6,654,478	$11,968,148

Due to third parties, related parties, employees and others are unsecured, interest free and have no fixed terms of repayment.

22.	DUE TO RELATED PARTIES

	2012	2011

Due to third parties	$-	$867,413

Due to related parties are unsecured, interest free and have no fixed terms of repayment.

23.	CONSTUCTION CONTRACTS

(i)	Billing in Excess of Costs and Estimated Earnings on uncompleted Contracts.

	2012	2011

Billings	$9,810,427	$19,066,400
Less: Costs	(1,886,705)	(8,249,145)
Estimated earnings	(5,133,638)	(8,855,136)
Billing in excess of costs and estimated earnings on uncompleted contract	$2,790,084	$1,962,119

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	CONSTRUCTION CONTRACT

(ii) Costs and estimated earning in excess of billing on uncompleted contracts

	2012	2011

Costs	$3,755,046	$887,540
Estimated earnings	8,307,452	1,974,204
Less: Billings	(9,725,618)	(2,405,640)
Costs and estimated earnings in excess of billings on uncompleted contract	$2,336,880	$456,104

(iii) Billings on uncompleted constracts in excess of costs and estimated earning

	2012	2011

Billings	$19,536,045	$21,472,040
Less: Costs	(5,641,751)	(9,136,685)
Estimated earnings	(13,441,090)	(10,829,340)
Billing in excess of costs and estimated earnings on uncompleted contract	$453,204	$1,506,015

24.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of bank	Interest rate	Term	2012		2011

Agricultural Bank of China	6%	August 8, 2012 - August 29, 2013
Huangyuan County Branch, Xining City, Qinghai Province,
P.R.C.			$3,181,927	^*	$-

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $528,240.

Long term debts

Name of lender	Interest rate	Term	2012	2011

Gan Guo Village Committee	12.22%	June 2012 - June 2017
Bo Huang Town
Huangyuan County, Xining City
Qinghai Province, P.R.C.			$175,006	$-

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	SHAREHOLDERS’ EQUITY

The Group’s share capital as at December 31, 2012 and December 31, 2011shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as at that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of December 31, 2012 and 2011, respectively.

The Series B convertible preferred stock:

On March 22, 2010, the Company designated 7,000,000 shares of Series B convertible preferred stock at a par value per share of $0.001. The Series B convertible preferred stock is redeemable, the stockholders are not entitled to receive any dividend and voting rights but rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were surrendered for cancellation and the Company issued 7,000,000 shares of Series B convertible preferred stock at $1.00 per share. Pursuant to share exchange agreement made as of December 22, 2012, between the Company and a stockholder, Capital Adventure Inc., a holder of 3,000,000 shares of common shares, with the consent of Board of Directors, to exchange for 3,000,000 shares of Series B convertible preferred stock on one-for-one basis. As of December 23, 2012, 3,000,000 shares of Series B convertible preferred stock were issued to Capital Adventure Inc., for the exchange of its holding of 3,000,000 shares of common stocks. As of December 31, 2012, 3,000,000 shares of common stocks were still not returned to the Company.

There were 10,000,000 shares and 7,000,000 shares of Series B convertible preferred stock issued and outstanding as of December 31, 2012 and December 31, 2011, respectively.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	SHAREHOLDERS’ EQUITY (CONTINUED)

The Series F Non-Convertible preferred stock:

On August 13, 2012, the Company designated 1,000,000 shares of preferred stock with a par value per share of $0.001 as Series F Non-Convertible Preferred Stock with a face value of $1.00 per share with 0 shares issued and outstanding as of December 31, 2012.

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

Common Stock:

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

On December 5, 2012, the Company obtained stockholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, no par value (the “Common Stock”), from 100,000,000 to 130,000,000. The board of directors believes that the increase in our authorized Common Stock will provide is with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions.

During the year ended December 31, 2012, the Company issued (i) 32,064,588 shares of common stock for 18,193,714 at values ranging from $0.40 to $0.71 per share to settle debts due to third parties; and (ii) 906,000 shares of common stock valued to employees at fair value of $0.40 per share for $362,400 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date the Shares were issued.

The Company has common stock 100,004,850 and 67,034,262 common shares issued and outstanding as of December 31, 2012 and 2011, respectively.

26.	Convertible Notes Payable

In December of 2011, the Board of Directors passed a resolution authorizing the Company to enter into an agreement to borrow funds from a third party to assist in providing a method for certain Chinese shareholders to sell their shares in the Company. The Company entered into a series of convertible promissory notes along with common stock purchase warrants whereby this third party could exercise the conversion option and settle the amount due by receiving shares of stock from these certain Chinese shareholders. The monies borrowed from this third party were deposited into a custodial account that was not controlled by the Company. The Chinese shareholders also deposited their shares with this custodian. The shares transferred to the custodian were at all times, in the opinion of management, sufficient to satisfy the obligations of the convertible promissory notes and the outstanding common stock purchase warrants. All amounts owed this financing arrangement were to be repaid through the conversion options exercised by the third party and by the deliverance of the common shares of these certain Chinese investors.

During 2012, the Company borrowed a total of $ 460,000 from this third party under five separate promissory notes. Each note carried an interest rate of 12% per annum with a maturity date of six months from the date of issuance. Under the terms of the notes, the holder of the note has the option to convert the note to comon shares at a discount of 15% from the average market price of the lowest three trading prices for the common stock during the ten trading days prior to the conversion date. The Company also issued a total of 842,500 common stock purchase warrants with an exercise price of $0.50 per share with an expiration date six months from the date of issuance.

The Company calculated the fair value of the warrants and the beneficial conversion feature utilizing the Black Scholes model at the date of the issuance of each promissory note. The relative fair values were allocated to the warrants and the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense of the life of the debt. Debt discount amortization as of December 31, 2012 was $ 178,867.

At December 31, 2012, there was $ 232,000 principal outstanding and accrued interest in the amount of $ 9,764 that was owed under the terms of the promissory notes. The Company has recorded these amounts as payable by the Company with a corresponding asset represented by the value of the shares of the Company held by the custodian at December 31, 2012.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	WARRANTS

As indicated in the convertible promissory note footnote, during 2012, the Company borrowed a total of $ 460,000 from a third party under five separate promissory notes secured by personal guarantee of a director. Each note carried an interest rate of 12% per annum with a maturity date of six months from the date of issuance. Under the terms of the notes, the holder of the note has the option to convert the note to common shares at a discount of 15% from the average market price of the lowest three trading prices for the common stock during the ten trading days prior to the conversion date. The Company also issued a total of 842,500 common stock purchase warrants with an exercise price of $0.50 per share with an expiration date six months from the date of issuance. The Company fair valued the warrants on the date of issuances and recorded amounts based on their relative fair values to the debt and to the warrants; The fair value of the warrants was determined using the Black-Scholes pricing model and included the following assumptions

Expected annual dividend rate	0.00%
Weighted average exercise price	$.50
Risk-free interest rate	2.00%
Average expected life	6 months
Expected volatility of common stock	80.00%
Forfeiture rate	0.00%

The warrants have an exercise price of $0.5 and have a contractual life of 0.5 years from the date of issuance. The value of the discounts created by the warrants and beneficial conversion feature were $36,113 and $52,118 , respectively. The discount related to the beneficial conversion feature will be amortized to interest expense over the life of the debt and the discount for the warrants will be amortized to interest expense over the contractual life of the warrants. The relative fair values were allocated to the warrants and the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense of the life of the debt.

As of December 31, 2012, the following share purchase warrants were outstanding and exercisable:

	Exercise date	December 31, 2012
January 8, 2013	$0.50	150,000
February 15, 2013	$0.50	78,500
April 9, 2013	$0.50	157,000
		385,500

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	2012	Exercise price
Number of warrants outstanding at January 1, 2012	-	-
Issued	842,000	$0.50
Exercised	-	-
Expired	(457,000)	-
Number of warrants outstanding at December 31, 2012	385,000

28.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $512 in Enping City, Guangdong Province, PRC, its lease expiring on March 31, 2014;(ii) 2,300 square feet of office space in Guangzhou City, Guangdong Province, PRC for a monthly rent of $4,238, its lease expiring on October 15, 2012; (iii)5,081 square feet of office space in Guangzhou City, Guangdong Province, PRC for a monthly rent of $11,838, its lease expiring on July 8, 2014; and (iv) 1,555 square feet each for two staff quarter in Linli District, Hunan Province, PRC for a monthly rent of $159, its lease expiring on January 23, 2013 and May 1, 2014.

Lease expense was $155,119 and $64,256 for the years ended December 31, 2012 and 2011, respectively.

The future minimum lease payments as of December 31, 2012, are as follows:

2012

Year ended December 31, 2013	$156,401
Year ended December 31, 2014	87,843
Thereafter	-
$244,244

29.	BUSINESS COMBINATION

Business combination of JFD

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested $1,258,607 in JFD. JFD is engaged as an operator of an indoor fish farm. Prior to December 31, 2011, JFD has not commenced its principal business activity. The Company owned a 50% Interest in JFD at January 1,2012 and at the time consolidated the Assets and operation with the Company. The Company controlled the board of directors and Voting Rights at that time. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580.The Company presently owns a 75% equity interest in JFD and controls its majority of votes board of directors. As result,Company had consolidated the assets and operations of JFD.

Second acquisition on January 1, 2012 – 25% additional equity interest in JFD.

The Company allocated the purchase price on the fair value of the assets acquired as of January 1, 2012.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets at fair value acquired:
Property, plant and equipment	$34,919
Construction in progress	4495306
Inventory	1838337
6368562
Less: Other payables	(92,603)
Non-controlling interest	(3,324,729)
25% held by the Company	(1,662,365)
$1,288,865
Satisfied by
Purchase consideration	$1,662,365
Less: Cash acquired	(373,500)
$1,288,865

Third acquisition on April 1, 2012 – 25% additional equity interest in JFD.

The Company allocated the purchase price based on the fair value of the assets acquired as of April 1, 2012.

Net assets at fair value acquired:
Property, plant and equipment	$33,535
Construction in progress	4,499,376
Inventory	1,970,387
Accounts receivable	1,337,519
7,840,817
Less: Other payables	(292,663)
Accounts payable	(1,230,096)
Non-controlling interest	(1,702,580)
50% held by the Company	(3,405,159)
$1,210,319
Satisfied by
Purchase consideration	$1,702,580
Less: Cash acquired	(492,261)
$1,210,319

Business combination of JHMC

Second acquisition on September 30, 2012 - 50% additional equity interest in JHMC

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired an additional 50% equity interest for $2,944,176 on September 30,2012 while withdrawing its 25% equity interest in ECF. The Company presently owns a 75% equity interest in JHMC, representing majority of votes and controls its board of directors. As result, the Company has consolidated the assets and operations of JHMC.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company allocated the purchase price based on the fair value of the assets acquired as of September 30, 2012.

Net assets at fair value acquired:
Property, plant and equipment	$512,450
Construction in progress	4,177,007
Inventory	671,429
5,360,886
Less: Non - controlling interest	(1,340,221)
$4,020,665
Satisfied by
Purchase consideration	$4,020,665

The following table summarizes our unaudited consolidated results of operations for the years ended December 31, 2012 and 2011, as well as unaudited consolidated results of operations as though the JFD and JHMC acquisitions had occured on January 1, 2011

	2012		2011
	As reported	Pro Forma	As reported	Pro Forma

Revenue	$138,612,639	$128,725,067	$51,879,903	$47,718,758
Net income from continuing operations	$57,545,832	$50,655,603	$15,691,032	$14,041,347
Net income from discontinued operations	$-	$-	$10,203,951	$10,203,951
Total net income from continuing and discontinued operations	$57,545,832	$50,655,603	$25,894,983	$24,245,298
From continuing and discountinued operations Earning per share
Basic	$0.70	$0.68	$0.43	$0.40
Diluted	$0.63	$0.55	$0.39	$0.36
From continuing operations Earning per share
Basic	$0.70	$0.68	$0.26	$0.23
Diluted	$0.63	$0.55	$0.23	$0.21

The unaudited pro forma information set forth above is for informational purpose only and include adjustments related to elimination of revenue from JFD and JHMC before acquisition of equity interests. The pro forma information should not be considered indicative of actual results that would have been achieved if JFD and JHMC have been acquired at the beginning of 2011 or results that may be obtained in any future period.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	STOCK BASED COMPENSATION

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

On August 16, 2012, the Company issued employees a total of 100,000 shares of common stock valued at fair value of range from $0.40 per share for services rendered to the Company. On the same date, the Company issued 906,000 shares of common stock to a company to provide consulting services for the benefit of the Company. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.40 per share.

The Company calculated stock based compensation of $2.501,457 and recognized $2,229,657 for the years ended December 31, 2012. As of December 31, 2012, the deferred compensation balance was $271,800 and this balance of $271,800 was to be amortized over 9 months beginning on January 1, 2013.

31.	CONTINGENCIES

As of December 31, 2012 and 2011, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and other comprehensive income or cash flows.

32.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $1,666,386 and $987,518 has been credited to operations for the years ended December 31, 2012 and 2011, respectively.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended December 31, 2012 and 2011, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Xi Ming Sun, director of ZhongXingNong Nu Co., Ltd	During the year ended December 31, 2011, the Company sold its 100% equity interest in HYT group (including HYT and ZX) for $45,000,000.

Included in due from related parties, due from Mr. Xi Ming Sun is $0 and $5,386,233 as of December 31, 2012 and 2011. The amount is unsecured, interest free and has a fixed term of repayment.

Enping City Bi Tao A Power Prawn Culture Development Co. Limited, equity investee	During the year ended December 31, 2011, the Company entered into a prawn farm contract with Enping Bi Tao A Power Prawn Culture Development Co. Ltd (under application) with a contract value of $8,740,980 and recognized income of $4,021,554.

Billings in excess costs and estimated earnings on uncompleted contract, due to Enping City Bi Tao A Power Prawn Culture Development Co. Limited (under application) is $0 and $225,835 as of December 31, 2012 and 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Dongguan City Shenghua A Power Agriculture Development Co., Limited, stockholder of Hunan Shenghua A Power Agriculture Co., Limited	Included in due to related parties, due to Dongguan City Shenghua A Power Agriculture Development Co., Limited is $0 and $66,000 as of December 31, 2012 and 2011. The amount is unsecured, interest free and has fixed term of repayment.

Mr. Yue Xiong He, director of Jiang Men City Hang Sing Tai Agriculture Development Co Ltd, subsidiary of the Company	Included in due to related parties, due to Mr. Yue Xiong He is $0 and $800,000 as of December 31, 2012 and 2011, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Capital Adventures, Inc. owned by Messrs. Solomon Lee Yip Kun, Tan Paoy Teik and Chen Bor Han	During the year ended December 31, 2011, the Company purchased 7,000,000 shares of the Company from Capital Adventure, Inc. for $396,400.

Xiang Jun Fang, director of Jiang Men City Hang Sing Tai Agriculture Development Co Ltd, a subsidiary of the Company	Included in due to related parties, due to Mr. Xiang Jun Fang is $0 and $1,413 as of December 31, 2012 and 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33.	RELATED PARTY TRANSACTIONS (CONTINUED)

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $3,345,803 and $289,764 as of December 31, 2012 and 2011, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

Hang Yu Tai Investment Limited controlled by Mr. Xi Ming Sun	Included in due from related parties, due from Hang Yu Tai Investment Limited is $0 and $10,434,519 as of December 31, 2012 and 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Jiang Men City A Power Fishery Development Co., Limited (“JFD”), equity investee	During the year ended December 31, 2011, the Company entered into a fishery farm contract with Jiang Men City A Power Fishery Development Co., Limited with a contract value of $5,906,956 and recognized income of $3,181,774.

Billings in excess costs and estimated earnings on uncompleted contract, due to Jiang Men City A Power Fishery Development Co., Limited is $0 and $1,484,320 as of December 31, 2012 and 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

Jiang Men City Hang Mei Cattle Farm Development Co., Limited ("JHMC") (Formerly known as Enping City A Power Cattle Farm Co., Limited ("ECF")), equity investee	During the year ended December 31, 2011, the Company entered into a cattle farm contract with Jiang Men City Hang Mei Cattle Farm Development Co., Limited with a contract value of $4,418,464 and recognized income of $1,651,808.

Billings in excess costs and estimated earnings on uncompleted contract, due to Jiang Men City Hang Mei Cattle Farm Development Co., Limited is $0 and $251,964 as of December 31, 2012 and December 31, 2011, respectively. The amount is unsecured, interest free and has no fixed term of repayment.

34.	SUBSEQUENT EVENTS

(i)	On March 27, 2013, 3,000,000 Series B convertible preferred stock were cancelled. As result, total issued and outstanding preferred stock as of that date is 7,000,100 shares.

(ii)	On March 28, 2013, the Company filed a prospectus related to a public offering of Common Stocks of the Company for maximium aggregate gross proceeds of $26,250,000 within a period not to exceed 180 days from the date of this prospectus.

- F-41 -