Form 10-K/A
period 2012-12-31
Sino Agro Food, Inc.
filed 2013-04-29
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2012 as filed on April 15, 2013 (the “Original Filing”) to correct certain inadvertent errors appearing on the balance sheet, income statement and statement of cash flows, as well as to a risk factor appearing on page 33. In addition, the audit report, the signature page and exhibits 31 and 32 have been redated and references to Form 10-K have been revised to read “Form 10-K/A.” Furthermore, the registrant has determined to restate its Statement of Cash Flows for the fiscal year ending December 31, 2011, which appears as Note 34 to the financial statements. The audit report reflects this restatement.

Except as described above, no other information in the Original Filing has been updated and this Amendment No. 1 continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosure necessary to reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the filing of the Original Filing.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K/A is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K/A is filed to confirm these statements to actual results, unless required by law.

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

As of December 31, 2012, we had working capital of $111,401,112, including cash and cash equivalents of $8,424,265.  Our capital requirements in connection with our planned vertically integrated development and growth plan of our business are significant.

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

Deposits and Prepayments (Break-down)

Deposits for Prepayments for purchases of equipment	318,192
Miscellaneous	4,892,258
Deposits for- acquisition of land use right	7,826,508
Deposits for- inventory purchases	2,228,854
Deposits for- aquaculture contract	7,062,600
Deposits for- building materials	2,000,000
Deposits for- proprietary technology	2,254,839
Prepayments for construction in progress	14,423,021
Shares issued for employee compensation and oversea professional fee	271,800
Temporary deposits payment for acquiring equity investments	6,030,785
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

Cash provided by operating activities from continuing operations totaled $38,394,594 for the year ended December 31, 2012. This compares with cash provided by operating activities from continuing operations totaling $4,600,468 for the year ended December 31, 2011. The increase in cash flows from operations primarily resulted from net cash provided by net income for the year after adjustments of non- cash items.

Cash used in investing activities from continuing operations totaled $(38,335,971) for the year ended December 31, 2012. This compares with cash provided by investing activities from continuing operations totaling ($2,299,647) for the year ended December 31, 2011. The increase in cash used in investing activities primarily resulted from business combination of subsidiaries of $6,893,349 and payment for construction in progress of $19,185,878, acquisition of proprietary technologies of $1,500,000and acquisition of property and equipment of $10,756,744 as compared with payment for construction in progress of $1,346,394 and investment in unconsolidated equity investee of $1,258,607 for the year ended December 31, 2011, respectively

Cash provided by financing activities from continuing operations totaled $6,856,366 for the year December 31, 2012. This compares with cash used in financing activities from continuing operations totaling$(573,814) for the year ended December 31, 2011. The increase in cash provided by investing activities primarily resulted from short term bank loan raised of $3,181,927 and long term debt raised of $175,006 and non-controlling interest contribution of $3,613,316 for the year ended December 31, 2012.

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

SINO AGRO FOOD, INC.

April 29, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 29, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

April 29, 2013	By:	/s/ TAN POAY TEIK
Tan PoayTeik Chief Officer, Marketing

April 29, 2013	By:	/s/ CHEN BORHANN
Chen BorHann Corporate Secretary

April 29, 2013	By:	/s/ YAP KOI MING
Yap Koi Ming Director

April 29, 2013	By:
Nils Erik Sandberg Director

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	F-3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	F-4 - F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-42

Madsen & Associates CPAs, Inc.

684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632	FAX: (801) 268-3978

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

The Company has restated its statement of cash flows to correct an error related to the reporting of cash flows from the sale of a subsidiary during 2011. The effects of this restatement are explained in note 34 to the consolidated financial statements.

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

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Murray, Utah

April 15, 2013, except for note 34 to the financial statements which is dated April 23, 2013

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2012 AND 2011

	2012	2011
	$	$

ASSETS
Current assets
Cash and cash equivalents	$8,424,265	$1,387,908
Inventories	17,114,755	4,435,445
Cost and estimated earnings in excess of billings on uncompleted contracts	2,336,880	456,104
Deposits and prepaid expenses	47,308,857	14,868,838
Accounts receivable, net of allowance for doubtful accounts	52,948,350	27,531,915
Due from related parties	-	15,820,752
Other receivables	5,954,248	9,688,871
Total current assets	134,087,355	74,189,833
Property and equipment
Property and equipment, net of accumulated depreciation	19,946,302	2,667,765
Construction in progress	24,492,510	3,577,869
Land use rights, net of accumulated amortization	55,733,246	56,507,470
Total property and equipment	100,172,058	62,753,104
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	8,114,624	6,977,675
Long term accounts receivable	-	5,936,718
License rights	1	1
Unconsolidated equity investee	-	1,258,607
Total other assets	8,839,565	14,897,941
Total assets	$243,098,978	$151,840,878
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,762,643	$1,202,104
Billings in excess of costs and estimated earnings on uncompleted contracts	2,790,084	1,962,119
Due to a director	3,345,803	289,764
Dividends payable	951,308	155,957
Other payables	6,654,478	11,968,148
Due to related parties	-	867,413
Short term bank loan	3,181,927	-
	22,686,243	16,445,505
Non-current liabilities
Deferred dividends payable	3,146,987	-
Long term debts	175,006	-
	3,321,993	-
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 10,000,100 and 7,000,100 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively)	-	-
Series A preferred stock: $0.001 par value
(100 shares designated, 100 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively)	-	-
Series B convertible preferred stock: $0.001 par value
(10,000,000 shares designated, 10,000,000 and 7,000,000 shares issued and outstanding as of December 31,2012 and December 31, 2011, respectively)	10,000	7,000
Series F Non-convertible preferred stock: $0.001 par value
(1,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively)	-	-
Common stock: $0.001 par value
(130,000,000 shares authorized, 100,004,850 and 67,034,262 shares issued and oustanding as of December 31, 2012 and December 31, 2011, respectively)	100,005	67,034
Additional paid - in capital	91,216,428	72,794,902
Retained earnings	103,864,308	50,395,444
Accumulated other comprehensive income	3,868,274	3,446,838
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	197,809,015	125,461,218
Non - controlling interest	19,281,727	9,934,155
Total stockholders' equity	217,090,742	135,395,373
Total liabilities and stockholders' equity	$243,098,978	$151,840,878

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
	$	$
Continuing operations
Revenue	138,613,639	51,879,903

Cost of goods sold	68,807,471	26,951,874

Gross profit	69,806,168	24,928,029

General and administrative expenses	(8,385,862)	(5,302,736)
Net income from operations	61,420,306	19,625,293

Other income (expenses)

Government grant	139,836	-

Other income	308,332	449,498

Gain of extinguishment of debts	1,666,386	987,518

Interest expenses	(282,320)	-

Net other income (expenses)	1,832,234	1,437,016

Net income before income taxes	63,252,540	21,062,309

Provision for income taxes	-	(31)

Net income from continuing operations	63,252,540	21,062,278
Less: Net (income) attributable to the non - controlling interest	(5,706,708)	(5,371,246)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	57,545,832	15,691,032
Discontinued operations
Net income from discontinued operations	-	10,203,951
Less: Net income attributable to the non - controlling interest	-	-
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries	-	10,203,951
Net income attributable to the Sino Agro Food, Inc. and subsidiaries	57,545,832	25,894,983
Other comprehensive income
Foreign currency translation gain	448,984	3,815,775
Comprehensive income	57,994,816	29,710,758
Less: other comprehensive (income) loss attributable to the non - controlling interest	(27,548)	(721,880)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	57,967,268	28,988,878
Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	$0.70	$0.43

Diluted	$0.63	$0.39

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing operations

Basic	$0.70	$0.26

Diluted	$0.63	$0.23

Weighted average number of shares outstanding:

Basic	82,016,910	60,158,210

Diluted	92,016,910	67,158,210

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

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

					Accumulated
	Treasury stock		Additional		other	Non -
	Number		paid - in	Retained	comprehensive	controlling
	of shares	Amount	capital	earnings	income	interest	Total
		$	$	$	$	$	$
Balance as of January 1, 2011	-	-	58,586,362	25,019,971	3,804,116	13,578,958	101,051,881

Issue of common stock
- settlement of debts	-	-	11,496,767	-	-	-	11,512,386
- services rendered	-	-	1,618,200	-	-	-	1,620,000
- employees' compensation	-	-	2,664,353	-	-	-	2,667,114

Common stock redeemed at stated value for cancellation	-	-	(1,570,780)	-	-	-	(1,579,400)

Purchases of treasury stock	(1,000,000)	(1,250,000)	-	-	-	-	(1,250,000)

Disposal of HYT group	-	-	-	-	(3,451,173)	(9,737,929)	(13,189,102)

Net income for the year
- Continuing operation	-	-	-	15,691,032	-	5,371,246	21,062,278
- Discontinued operation	-	-	-	10,203,951	-	-	10,203,951

Dividends	-	-	-	(519,510)	-	-	(519,510)

Foreign currency translation gain	-	-	-	-	3,093,895	721,880	3,815,775

Balance as of December 31, 2011	(1,000,000)	(1,250,000)	72,794,902	50,395,444	3,446,838	9,934,155	135,395,373
					.
Issue of Series B convertible preferred stock	-	-	-	-	-	-	3,000
Issue of common stock
- settlement of debts	-	-	17,831,352	-	-	-	17,863,417
- employees' compensation	-	-	361,494	-	-	-	362,400
Amortize discount - Convertible notes			228,680				228,680
Net income for the year
- Continuing operation	-	-	-	57,545,832	-	5,706,708	63,252,540

Business combination of subsidiaries	-	-	-	-	-	3,613,316	3,613,316
Dividends	-	-	-	(4,076,968)	-	-	(4,076,968)

Foreign currency translation gain	-	-	-	-	421,436	27,548	448,984
Balance as of December 31, 2012	(1,000,000)	(1,250,000)	91,216,428	103,864,308	3,868,274	19,281,727	217,090,742

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities
Net income from continuing operations	$63,252,540	$21,062,278
Adjustments to reconcile net income from continuing operations to net cash from operations:
Depreciation	443,361	220,810
Amortization	1,934,909	1,043,181
(Gain) on extinguishment of debts	(1,666,386)	(987,518)
Common stock issued for services and employee's compensation	2,229,657	2,139,057
Changes in operating assets and liabilities:
Increase in inventories	(10,037,494)	(3,018,112)
Increase in deposits and prepaid expenses	(34,307,276)	(7,374,355)
Increase (decrease) in due to a director	12,239,470	(6,313,966)
Increase in accounts payable and accrued expenses	3,330,443	833,667
(Decrease) increase in other payables	1,482,417	16,748,043
Increase in accounts receivable	(18,142,198)	(18,250,484)
Increase in cost and estimated earnings in excess of billings on uncompleted contracts	(1,880,776)	(456,104)
Increase in billings on uncompleted contracts in excess of costs and estimated earnings	827,965	1,962,119
(Decrease) Increase in due to related parties	(867,413)	643,529
Decrease (Increase) in due from related parties	15,820,752	-
Decrease (increase) in other receivables	3,734,623	(3,651,677)
Net cash provided by operating activities	38,394,594	4,600,468
Cash flows from investing activities
Acquisition of proprietary technologies	(1,500,000)	-
Purchases of property and equipment	(10,756,744)	(252,346)
Proceeds of disposal of subsidiaries	-	557,700
Investment in unconsolidated equity investees	-	(1,258,607)
Net cash outflow from business combination of subsidiaries less cash acquired	(6,893,349)	-
Payment for construction in progress	(19,185,878)	(1,346,394)
Net cash used in investing activities	(38,335,971)	(2,299,647)
Cash flows from financing activities
Proceeds From Long term debt	175,006	-
Non-controlling interest contribution	3,634,064	-
Proceeds from Short term debt	3,181,927	-
Dividends paid	(134,631)	(573,814)
Net cash provided by (used in) financing activities	6,856,366	(573,814)
Net cash provided by continuing operations	6,914,989	1,727,007
Cash flows from discontinued operations
Net cash provided by operating activities	-	-
Net cash used in investing activities	-	(3,137,885)
Net cash used in financing activities	-	-
Net cash used in discontinued operations	-	(3,137,885)
Effects on exchange rate changes on cash	121,368	(1,091,240)
Increase in cash and cash equivalents	7,036,357	(2,502,118)
Cash and cash equivalents, beginning of year	1,387,908	3,890,026
	8,424,265	1,387,908
Less: cash and cash equivalents at the end of the year - discontinued operation	-	-
Cash and cash equivalents at the end of the year - continuing operations	$8,424,265	$1,387,908

Supplementary disclosures of cash flow information:
Cash paid for interest	$282,320	-
Cash paid for income taxes	-	$31
Non - cash transactions:
Common stock issued for settlement of debts	$17,863,417	$11,512,386
Series B convertible preferred stock	$3,000	-
Common stock issued for service and employee compensation	$362,400	$4,278,114
Common stock acquired for cancellation	-	$(1,579,400)
Transfer to property and equipment from construction in progress	$6,419,170	-
Transfer to land use rights from construction in progress	$528,451	-
Settlement of land use rights payable in contra of disposal proceeds receivable	-	$38,056,750
Disposal proceeds receivable from sale of subsidiaries, HYT and ZX	-	$5,386,233
Purchases of treasury stock	-	$(1,250,000)

Note: Certain comparative figures have been reclassified to conform to current year presentation.

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

Interim results are not necessarily indicative of results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2012.

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

For the years ended December 31, 2012 and 2011, basic earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.70 and $0.26, respectively. For the years ended December 31, 2012 and 2011, diluted earnings per share from continuing operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.63 and $0.23, respectively.

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

(a) Net income from discontinued operations

	Note	2012	2011
		(Unaudited)	(Unaudited)

Revenue		$-	$-

Cost of goods sold		-	-

Gross profit		-	-

General and administrative expenses		-	-

Net income from operations		-	-

Interest expense		-	-

Net income before income taxes		-	-

Net income from sale of subsidiaries		-	10,203,951

Net income before income taxes		-	10,203,951

Provision for income taxes		-	-

Net income from discontinued operations		-	10,203,951

Less: Net income attributable to the non - controlling interest		-	-

Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		$-	$10,203,951

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(b)	Consideration received

2011

Consideration received in cash and cash equivalents	$704,388
Disposal proceeds receivable of sale of subsidiaries	44,295,612
Total consideration proceeds	$45,000,000

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(c)	Net cash outflow on sale of subsidiaries, HYT and ZX

2011

Cash and cash equivalents balance disposed of	$(3,137,885)
Net cash outflow on sale of subsidiaries, HYT and ZX	$(3,137,885)

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(d)	Detailed cash flow from discontinued operations

	Note	2012	2011
Cash flows from operating activities
Net income for the period		$-	$10,203,951

Adjustments to reconcile net income to net cash from operations:
Depreciation		-	-
Amortization		-	-
Net gain of sale of subsidiaries, HYT and ZX		-	(10,203,951)
Changes in operating assets and liabilities:
Increase in inventories		-	-
Increase in deposits and prepaid expenses		-	-
Increase in other payables		-	-
Decrease in accounts receivable		-	-
Decrease in other receivables		-	-
Net cash provided by operating activities		-	-
Cash flows from investing activities
Net cash outflow on sale of subsidiaries, HYT and ZX	5(c)	-	(3,137,885)
Payment for acquisition of land use rights		-	-
Payment for construction in progress		-	-
Net cash used in investing activities		-	(3,137,885)
Cash flows from financing activities
Net cash provided by financing activities		-	-

Effects on exchange rate changes on cash		-	-
(Decrease) increase in cash and cash equivalents		-	(3,137,885)

Cash and cash equivalents, begining of year		-	3,137,885

Cash and cash equivalents, at end of year		$-	$-

Supplementary disclosures of cash flow information:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-
Non - cash transactions
Disposal proceeds receivable of sale of subsidiaries, HYT and ZX		$-	$44,295,612

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DIVIDEND

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

	2012	2011
Cash dividend
95,130,730 (2011: 51,950,974) outstanding shares of $0.01	$951,307	$519,509
Deferred dividend
91,931,287 outstanding shares of $0.01 (2011: 0)	3,125,661	-
	$4,076,968	$519,509

7.	CASH AND CASH EQUIVALENTS

	2012	2011

Cash and bank balances	$8,424,265	$1,387,908

8.	INVENTORIES

As of December 31, 2012, inventories are as follows:

	2012	2011

Grass carp	$4,612,090	$-
Bread grass	1,473,653	449,984
Beef cattle	2,569,659	825,853
Organic fertilizer	737,166	807,689
Forage for cattle and consumable	278,900	-
Raw materials for bread grass and organic fertilizer	6,765,536	1,398,965
Raw materials for HU plantation	-	11,111
Immature seeds	677,751	842,313
Unharvested HU plantation	-	99,530
	$17,114,755	$4,435,445

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DEPOSITS AND PREPAID EXPENSES

	2012	2011
	$	$
Deposits for Prepayments for purchases of equipment	318,192
Miscellaneous	4,892,258
Deposits for- acquisition of land use right	7,826,508	4,453,665
Deposits for- inventory purchases	2,228,854	5,190,952
Deposits for- aquaculture contract	7,062,600	3,085,164
Deposits for- building materials	2,000,000	-
Deposits for- proprietary technology	2,254,839	-
Prepayments for construction in progress	14,423,021	-
Shares issued for employee compensation and oversea professional fee	271,800	2,139,057
Temporary deposits payment for acquiring equity investments	6,030,785	-
	47,308,557	14,868,838

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $443,361 and $220,810 for the years ended December 31, 2012 and 2011, respectively.

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

Amortization of land use rights was $1,599,600 and $732,946 for the years ended December 31, 2012 and 2011, respectively.

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

Amortization of proprietary technologies was $375,309 and $310,235 for the years ended December 31, 2012 and 2011, respectively. No impairments of proprietary technologies have been identified during the years ended December 31, 2012 and 2011.

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

21.	OTHER PAYABLES

	2012	2011

Due to third parties	$877,259	$10,794,449
Promissory notes issued to third parties	3,352,394	-
Convertible notes payable	232,000	-
Due to local government	2,192,825	-
Due to employees and others	-	1,114,848
Land use rights payable	-	58,851
	$6,654,478	$11,968,148

Due to third parties, employees and others are unsecured, interest free and have no fixed terms of repayment.

22.	DUE TO RELATED PARTIES

	2012	2011

Due to third parties	$-	$867,413

Due to related parties are unsecured, interest free and have no fixed terms of repayment.

23.	CONSTRUCTION CONTRACTS

(i)	Construction Billing in Excess of Costs and Estimated Earnings on uncompleted Contracts.

	2012	2011

Billings	$9,810,427	$19,066,400
Less: Costs	(1,886,705)	(8,249,145)
Estimated earnings	(5,133,638)	(8,855,136)
Billing in excess of costs and estimated earnings on uncompleted contract	$2,790,084	$1,962,119

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	CONSTRUCTION CONTRACTS

(ii) Costs and estimated earning in excess of billing on uncompleted contracts

	2012	2011

Costs	$3,755,046	$887,540
Estimated earnings	8,307,452	1,974,204
Less: Billings	(9,725,618)	(2,405,640)
Costs and estimated earnings in excess of billings on uncompleted contract	$2,336,880	$456,104

(iii) Billings on uncompleted constracts in excess of costs and estimated earning

	2012	2011

Billings	$19,536,045	$21,472,040
Less: Costs	(5,641,751)	(9,136,685)
Estimated earnings	(13,441,090)	(10,829,340)
Billing in excess of costs and estimated earnings on uncompleted contract	$453,204	$1,506,015

24.	BORROWINGS

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

Expected annual dividend rate	0.00%
Weighted average exercise price	$0.50
Risk-free interest rate	2.00%
Average expected life	6 months
Expected volatility of common stock	80.00%
Forfeiture rate	0.00%

The warrants have an exercise price of $0.5 and have a contractual life of 6 months from the date of issuance. The value of the discounts created by the warrants and beneficial conversion feature were $36,113 and $52,118 , respectively. The discount related to the beneficial conversion feature will be amortized to interest expense over the life of the debt and the discount for the warrants will be amortized to interest expense over the contractual life of the warrants. The relative fair values were allocated to the warrants and the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense of the life of the debt.

As of December 31, 2012, the following share purchase warrants were outstanding and exercisable:

Expiry date	Exercise date	December 31, 2012

January 8, 2013	$0.50	150,000
February 15, 2013	$0.50	78,500
April 9, 2013	$0.50	157,000
		385,500

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	2012	Exercise price
Number of warrants outstanding at January 1, 2012	-	-
Issued	842,000	$0.50
Exercised	-	-
Expired	(457,000)	-
Number of warrants outstanding at December 31, 2012	385,000

28.	OBLIGATION UNDER OPERATING LEASES

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

Second acquisition on January 1, 2012 – 25% additional equity interest in JFD.

The Company allocated the purchase price on the fair value of the assets acquired as of January 1, 2012.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	BUSINESS COMBINATION (continued)

Net assets at fair value acquired:
Property, plant and equipment	$34,919
Construction in progress	4495306
Inventory	1838337
6368562
Less: Other payables	(92,603)
Non-controlling interest	(3,324,729)
25% held by the Company	(1,662,365)
$1,288,865
Satisfied by
Purchase consideration	$1,662,365
Less: Cash acquired	(373,500)
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

The Company calculated stock based compensation of $2.501,457 and recognized $2,229,657 for the year ended December 31, 2012. As of December 31, 2012, the deferred compensation balance was $271,800 and this balance of $271,800 was to be amortized over 9 months beginning on January 1, 2013.

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

F-41

34. RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011			2011
	As reported	Adjustments		Restated
Cash flows from operating activities
Net income from continuing operations	$21,062,278			$21,062,278
Adjustments to reconcile net income from continuing operations to net cash from operations:
Depreciation	220,810			220,810
Amortization	1,043,181			1,043,181
(Gain) on extinguishment of debts	(987,518)			(987,518)
Common stock issued for services and employee's compensation	2,139,057			2,139,057
Changes in operating assets and liabilities:
Increase in inventories	(4,477,682)	1,459,570	(1)	(3,018,112)
Increase in deposits and prepaid expenses	1,499,930	(8,874,285)	(2)	(7,374,355)
Decrease (increase) in due to a director	(6,313,946)			(6,313,966)
Increase in accounts payable and accrued expenses	811,258	22,409	(3)	833,667
Increase in other payables	11,798,629	4,949,414	(4)	16,748,043
Increase in accounts receivable	(9,567,456)	(8,683,028)	(5)	(18,250,484)
Increase in cost and estimated earnings in excess of billings on uncompleted contracts	(456,104)			(456,104)
Increase in billings on uncompleted contracts in excess of costs and estimated earnings	1,962,119			1,962,119
Increase in due from related parties	(10,434,519)	10,434,519	(6)	-
Decrease (increase) in due to related parties	643,529			643,529
Decrease (increase) in other receivables	(5,721,191)	2,069,514	(7)	(3,651,677)
Net cash provided by operating activities	3,222,375			4,600,468

Cash flows from investing activities
Purchases of property and equipment	(252,346)			(252,346)
Proceeds of disposal of subsidiaries	557,700			557,700
Investment in unconsolidated equity investees	(1,258,607)			(1,258,607)
Payment for construction in progress	(1,346,394)			(1,346,394)
Net cash used in investing activities	(2,299,647)			(2,299,647)
Cash flows from financing activities
Dividends paid	(573,814)			(573,814)
Net cash provided by (used in) financing activities	(573,814)			(573,814)
Net cash provided by continuing operations	348,914			1,727,007
Cash flows from discontinued operations
Net cash provided by operating activities	-			-
Net cash used in investing activities	(3,137,885)			(3,137,885)
Net cash used in financing activities	-			-
Net cash used in discontinued operations	(3,137,885)			(3,137,885)

Effects on exchange rate changes on cash	286,853	(1,378,093)	(8)	(1,091,240)
Increase in cash and cash equivalents	(2,502,118)			(2,502,118)
Cash and cash equivalents, beginning of year	3,890,026			3,890,026
	1,387,908			1,387,908
Less: cash and cash equivalents at the end of the year - discontinued operations	-			-
Cash and cash equivalents at the end of the year - continuing operations	$1,387,908			$1,387,908

The statement of cash flows has been restated to correct an error related to the reporting of cash flows from sale of subsidiaries during the year ended December 31, 2011. The effects of this restatement are outlined below:

(1)	HYT's inventories have been excluded from the statement of cash flows.
(2)	HYT's deposits and prepaid expenses of $8,874,285 have been excluded from deposits and prepaid expenses.
(3)	HYT's accounts payable and accrued expenses of $22,409 have been excluded from deposits and prepaid expenses.
(4)	HYT'S other payables have been excluded from the statement of cash flows.
(5)	HYT'S accounts receivable have been excluded from the statement of cash flows.
(6)	HYT's due from related parties have been excluded from the statement of cash flows.
(7)	HYT's other receivables have been excluded from the statement of cash flows.
(8)	The Company has recognized an additional exchange loss due to the correction regarding the HYT disposal.

35.	SUBSEQUENT EVENTS

(i)	On March 27, 2013, 3,000,000 Series B convertible preferred stock were cancelled. As result, total issued and outstanding preferred stock as of that date is 7,000,100 shares.

(ii)	On March 28, 2013, the Company filed a prospectus related to a public offering of Common Stocks of the Company for maximium aggregate gross proceeds of $26,250,000 within a period not to exceed 180 days from the date of this prospectus.

(iii)	The shareholders of the Company voted to increase the authorized shares of common stock to 130,000,000 on December 5, 2012. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

F-42