Form 10-Q
period 2013-03-31
Sino Agro Food, Inc.
filed 2013-05-15
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, there were 114,941,776 shares of our common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE THREE MONTHS ENDED MARCH 31, 2013

INDEX TO QUARTERLY FINANCIAL REPORT

PAGE

CONSOLIDATED BALANCE SHEETS	F-1

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-4 - F-35

3

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

4

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$10,817,922	$8,424,265
Accounts receivable, net of allowance for doubtful accounts	71,460,325	52,948,350
Inventories	17,052,765	17,114,755
Costs and estimated earnings in excess of billings on uncompleted contracts	2,899,438	2,336,880
Deposits and prepaid expenses	51,836,098	47,308,857
Other receivables	6,222,208	5,954,248
Total current assets	160,288,756	134,087,355
Property and equipment
Property and equipment, net of accumulated depreciation	19,765,409	19,946,302
Construction in progress	25,004,520	24,492,510
Land use rights, net of accumulated amortization	55,504,586	55,733,246
Total property and equipment	100,274,515	100,172,058
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	8,005,417	8,114,624
License rights	1	1
Total other assets	8,730,358	8,839,565
Total assets	$269,293,629	$243,098,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,325,322	$5,762,643
Billings in excess of costs and estimated earnings on uncompleted contracts	2,099,026	2,790,084
Due to a director	2,007,278	3,345,803
Dividends payable	-	951,308
Other payables	9,507,858	6,654,478
Short term bank loan	3,190,352	3,181,927
	24,129,836	22,686,243
Non-current liabilities
Deferred dividends payable	3,146,987	3,146,987
Long term debts	175,469	175,006
	3,322,456	3,321,993
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)
Series A preferred stock: $0.001 par value	-	-
(100 shares designated, 100 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)
Series B convertible preferred stock: $0.001 par value)	7,000	10,000
(10,000,000 shares designated, 7,000,000 and 10,000,000 shares issued and outstanding) as of March 31, 2013 and December 31, 2012, respectively)
Series F Non-convertible preferred stock: $0.001 par value)
(1,000,000 shares designated, 0 shares issued and outstanding) as of March 31, 2013 and December 31, 2012, respectively)
Common stock: $0.001 par value	110,349	100,005
(130,000,000 shares authorized, 110,349,588 and 100,004,850 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)
Additional paid - in capital	96,341,234	91,216,428
Retained earnings	120,243,080	103,864,308
Accumulated other comprehensive income	3,628,188	3,868,274
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	219,079,851	197,809,015
Non - controlling interest	22,762,486	19,281,727
Total stockholders' equity	241,841,337	217,090,742
Total liabilities and stockholders' equity	$269,293,629	$243,098,978

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Revenue	$55,107,751	$15,980,016
Cost of goods sold	33,584,934	7,966,424
Gross profit	21,522,817	8,013,592
General and administrative expenses	(2,205,388)	(2,222,322)
Net income from operations	19,317,429	5,791,270
Other income
Government grant	79,759	79,365
Other income	18,189	415,888
Gain on extinguishment of debts	552,988	255,151
Interest expense	(57,052)	-
Net income	593,884	750,404
Net income before income taxes	19,911,313	6,541,674
Provision for income taxes	-	-
Net income	19,911,313	6,541,674
Less: Net (income) attributable to the non - controlling interest	(3,532,541)	(908,905)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	16,378,772	5,632,769
Other comprehensive income
Foreign currency translation (loss) gain	(291,868)	620,357
Comprehensive income	16,086,904	6,253,126
Less: other comprehensive (income) attributable to the non - controlling interest	51,782	(155,089)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	$16,138,686	$6,098,037
Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	$0.16	$0.08
Diluted	$0.14	$0.07
Weighted average number of shares outstanding:
Basic	105,385,902	68,747,617
Diluted	115,252,569	75,747,617

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
		(Restated)

Cash flows from operating activities
Net income	$19,911,313	$6,541,674
Adjustments to reconcile net income to net cash from operations:
Depreciation	307,075	57,624
Amortization	337,867	374,729
Common stock issued for services	90,600	1,069,528
Gain on extinguishment of debts	(552,988)	(255,151)
Changes in operating assets and liabilities:
Decrease (increase) in inventories	61,990	(115,181)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contacts	(562,558)	456,104
Increase in deposits and prepaid expenses	(4,617,840)	(12,474,802)
(Decrease) increase in due to a director	(1,341,525)	2,263,024
Increase (decrease) in accounts payable and accrued expenses	1,562,679	(281,085)
Increase in other payables	8,531,754	12,273,088
(Increase) decrease in accounts receivable	(18,511,975)	2,387,345
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(691,058)	78,333
Decrease in amount due to related parties	-	(17,474)
(Increase) in other receivables	(267,960)	(7,361,132)
Net cash provided by operating activities	4,257,374	4,996,624
Cash flows from investing activities
Purchases of property and equipment	(126,182)	(7,223)
Acquisition of proprietary technologies	-	(1,500,000)
Business combination of a subsidiary	-	(1,288,865)
Investment in unconsolidated equity investee	-	(1,076,489)
Payment for construction in progress	(512,010)	(669,461)
Net cash used in investing activities	(638,192)	(4,542,038)
Cash flows from financing activities
Non - controlling interest contribution	-	3,324,729
Dividends paid	(951,308)	(134,631)
Net cash (used in) provided by financing activities	(951,308)	3,190,098
Effects on exchange rate changes on cash	(274,217)	(915,866)
Increase in cash and cash equivalents	2,393,657	540,355
Cash and cash equivalents, beginning of period	8,424,265	1,387,908
Cash and cash equivalents, end of period	10,817,922	1,928,263
Supplementary disclosures of cash flow information:
Cash paid for interest	$57,052	-
Cash paid for income taxes	-	-
Non - cash transactions
Common stock issued for settlement of debts	$5,115,041	$2,118,841
Series B Convertible preferred shares cancelled	$(3,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

Sino Agro Food, Inc. (the “Company” or “SIAF”) (formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc.) was incorporated on October 1, 1974 in the State of Nevada.

The Company was previously engaged in the mining and exploration business but ceased its mining and exploring business on October 14, 2005. On August 24, 2007, the Company entered into a Merger and Acquisition Agreement with Capital Award Inc., a Belize corporation (“CA”) and its subsidiaries Capital Stage Inc. (“CS”) and Capital Hero Inc. (“CH”). Effective the same date, CA completed a reverse merger transaction with SIAF. SIAF acquired all the outstanding common stock of CA from Capital Adventure, a shareholder of CA, for 32,000,000 shares of the Company’s common stock.

On August 24, 2007 the Company changed its name from Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. On December 8, 2007, the Company changed its name to Sino Agro Food, Inc.

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (the “PRC”):

(a)	Hang Yu Tai Investment Limited (“HYT”), a private limited liability company incorporated in Macau, the owner of a 78% equity interest in ZhongXingNongMu Ltd (“ZX”), a company incorporated in the PRC;

(b)	Tri-way Industries Limited (“TRW”), a private limited liability company incorporated in Hong Kong;

(c)	Macau Eiji Company Limited (“MEIJI”), a private limited liability company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a PRC corporate Sino-Foreign joint venture. HST was dissolved in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foreign joint venture, Jiangmen Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), a private limited liability company incorporated in the PRC with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“PMH”), a private limited liability company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”), incorporated in the PRC, of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

•	Qinghai Province Sanjiang Group Company Limited (English translation) (“Qinghai Sanjiang”), a private limited liability company owned by the PRC with major business activities in the agriculture industry; and

•	Guangzhou City Garwor Company Limited (English translation) (“Garwor”), a private limited liability company incorporated in the PRC, specializing in sales and marketing.

SJAP is engaged in the business of manufacturing bio-organic fertilizer, livestock feed and development of other agriculture projects in the County of Huangyuan, in the vicinity of the Xining City, Qinghai Province, PRC.

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), which was incorporated as a private limited liability company in Macau. APWAM then acquired PMH’s 45% equity interest in SJAP. By virtue of the acquisition, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the PRC approved the sale and transfer. As a result, APWAM owns 45% of SJAP and Garwor owns the remaining 55% as of the date of this quarterly report (the “Report”).

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

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), a private limited company incorporated in the PRC. TRW owns a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) and acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580. The Company presently owns a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors. As of January 1, 2012, the Company had consolidated the assets and operations of JFD.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly owns a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. On March 25, 2013, MEIJI further invested on JHMC $98,863.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of March 31, 2013, MEIJI and SJAP invested $130,000 and $621,366 in HSA, respectively.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31.2012: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2012:100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2012:100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (12.31.2012: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Meiji Limited ("MEIJI")	Macau, PRC	100% (12.31.2012: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (12.31.2012: 100%) directly	Investment holding
Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	PRC	75% (12.31.2012: 75%) directly	Hylocereus Undatus Plantation ("HU Plantation").

Jiangmen City A Power Fishery Development Co., Limited ("JFD")	PRC	75% (12.31.2012: 75%) indirectly	Fish cultivation
Jiangmen City Hang Mei Cattle Farm Development Co., Limited ("JHMC")	PRC	75% (31.12.2012: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	PRC	26% directly and 50% indirectly (12.31.2012: 26% directly and 50% indirectly)	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2012: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Enping City Bi Tao A Power Prawn Culture Development Co., Limited ("EBAPCD") (pending approval)	PRC	25% (12.31.2012: 25% indirectly)	Prawn cultivation

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended March 31, 2013 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the three months period ended March 31, 2013 results are for the three months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company, its subsidiaries namely CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation.

SIAF, CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM and SJAP are hereafter referred to as (“the Company”).

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $3,765 and $0 for the three months ended March 31, 2013 and 2012, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $542 and $381 for the three months ended March 31, 2013 and 2012, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,628,188 as of March 31, 2013 and $ 3,868,274 as of December 31, 2012. The balance sheet amounts with the exception of equity as of March 31, 2013 and December 31, 2012 were translated using an exchange rate of RMB 6.27 to $1.00 and RMB 6.29 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the three months ended March 31, 2013 and 2012 were RMB 6.28 to $1.00 and RMB 6.30 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of March 31, 2013 and December 31, 2012 is $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of March 31, 2013 and December 31, 2012 amounted to $10,650,980 and $8,403,458, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts. Accounts receivable are derived from revenue earned from customers located primarily in the PRC. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months	Three months
	Ended	ended
	March 31,	March 31,
	2013	2012

Customer A	26.39%	24.20%
Customer B	12.14%	9.31%
Customer C	11.27%	22.43%
Customer D	10.31%	-
Customer E	9.58%	-
Customer F	-	23.23%
Customer G	-	5.56%
	69.69%	84.73%

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2013	December 31, 2012

Customer A	14.32%	10.50%
Customer B	13.47%	11.36%
Customer C	13.29%	-
Customer D	9.27%	-
Customer E	7.70%	-
Customer F	-	9.84%
Customer G	-	9.26%
Customer H	-	7.26%
	58.05%	48.22%

As of March 31, 2013, amounts due from customers A, B and C are $10,236,087, $9,628,321 and $9,498,525, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2013 and December 31, 2012, the Company determined no impairment charges were necessary.

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

For the three months ended March 31, 2013 and 2012, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.16 and $0.08, respectively. For the three months ended March 31, 2013 and 2012, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.14 and $0.07, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2013 or December 31, 2012, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended March 31, 2013 or March 31, 2012.

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

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in consolidated financial statements. The Company operates in four principal reportable segments: Fishery Development Division, and HU Plantation Division and Organic Fertilizer and Bread Grass Division, and Cattle Development Division. No geographic information is required as all revenue and assets are located in PRC.

For the three months ended March 31, 2013
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total

Revenue	$31,867,295	$-	$14,877,899	$8,362,557	$-	$55,107,751

Net income (loss)	$10,596,134	(241,138)	$3,663,262	$2,440,604	$(80,090)	$16,378,772

Total assets	$69,338,382	$38,569,045	$110,065,212	$36,472,976	$14,848,014	$269,293,629

For the three months ended March 31, 2012
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Catttle Farm Development Division	Corporate and others	Total

Revenue	$11,094,609	$-	$3,943,341	$942,066	$-	$15,980,016

Net income (loss)	$5,270,586	(26,873)	$565,388	$725,158	$(901,490)	$5,632,769

Total assets	$55,132,872	$25,623,899	$59,306,832	$7,341,797	$28,940,945	$176,346,345

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

On December 31, 2012, tax authority agreed that HSA is exempt from EIT for the years ended December 31, 2012 and 2011 as it is within the agriculture, dairy and fishery sectors.

JFD had been levied with an EIT of 25% in 2011, but JFD’s appealed to the tax authority for a waiver of this tax. On December 31, 2012, tax authority agreed that JFD is exempt from EIT for the years ended December 31, 2012 and 2011 as it is within the agriculture, dairy and fishery sectors.

No EIT has been provided in the financial statements of CA, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the three months ended March 31, 2013 and 2012 as they are within the agriculture, dairy and fishery sectors.

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

As a result, neither Belize nor Malaysia corporate tax is provided for in the consolidated financial statements of CA for the three months ended March 31, 2013 and 2012.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of PMH and TRW, since these entities did not earn any assessable profits for the three months ended March 31, 2013 and 2012.

Macau

No Macau Corporation tax has been provided in the consolidated financial statements of HYT, APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended March 31, 2013 and 2012.

No deferred tax assets and liabilities are of March 31, 2013 and December 31, 2012 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES (CONTINUED)

Provision for income taxes is as follows:

	March 31, 2013	March 31, 2012

Income tax provision
- SIAF	$-	$-
- CA, CS and CH	-	-
- TRW	-	-
- MEIJI and APWAM	-	-
- JHSF, JHMC, HSA, JFD and SJAP	-	-
Deferred tax provision	-	-
	$-	$-

5.	CASH AND CASH EQUIVALENTS

	March 31, 2013	December 31, 2012

Cash and bank balances	$10,817,922	$8,424,265

6.	INVENTORIES

As of March 31, 2013, inventories are as follows:

	March 31, 2013	December 31, 2012

Grass carp	$5,701,557	$4,612,090
Bread grass	877,590	1,473,653
Beef cattle	2,664,901	2,569,659
Organic fertilizer	854,985	737,166
Forage for cattle and consumable	-	278,900
Raw materials for bread grass and organic fertilizer	6,677,001	6,765,536
Immature seeds	276,731	677,751
	$17,052,765	$17,114,755

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS AND PREPAID EXPENSES

	March 31, 2013	December 31, 2012

Deposits for
- purchases of equipment	$318,192	$318,192
- acquisition of land use rights	7,826,508	7,826,508
- inventory purchases	4,940,767	2,228,854
- aquaculture contract	7,062,600	7,062,600
- building materials	2,000,000	2,000,000
- proprietary technologies	2,254,839	2,254,839
- construction in progress	14,576,562	14,423,021
Miscellaneous	4,970,760	4,892,258
Shares issued for employee compensation and overseas professional	181,200	271,800
Temporary deposits payments for acquiring equity investments	7,704,670	6,030,785
	$51,836,098	$47,308,857

The Company made temporary deposit payments for equity investments in the future development of a prawn farm hatchery and a prawn farm nursery.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2013 and December 31, 2012. Bad debts written off for the three months ended March 31, 2013 and 2012 are $0.

Aging analysis of accounts receivable is as follows:

	March 31, 2013	December 31, 2012

0 - 30 days past due	$25,431,508	$10,813,981
31 - 90 days past due	25,056,162	27,784,784
91 - 120 days past due	13,189,037	6,866,842
over 120 days and less than 1 year past due	7,783,617	7,482,743
over 1 year past due	-	-
	$71,460,325	$52,948,350

9.	OTHER RECEIVABLES

	March 31,2013	December 31, 2012

Due from third parties	$6,222,208	$5,954,248

Payments due from third parties are unsecured, interest free and without fixed term of repayment.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	PROPERTY AND EQUIPMENT

	March 31, 2013	December 31, 2012

Plant and machinery	$3,681,644	$3,681,644
Structure and leasehold improvements	15,446,062	15,446,062
Mature seeds	1,369,626	1,369,626
Furniture and equipment	338,661	212,479
Motor vehicles	277,513	277,513
	21,113,506	20,987,324

Less: Accumulated depreciation	(1,348,097)	(1,041,022)
Net book value	$19,765,409	$19,946,302

Depreciation expense was $307,075 and $57,624 for the three months ended March 31, 2013 and 2012, respectively.

11.	CONSTRUCTION IN PROGRESS

	March 31, 2013	December 31, 2012

Construction in progress
- Oven room for production of dried flowers	$828,905	$828,905
- Office, warehouse and organic fertilizer plant in H S A	10,450,518	10,450,518
- Organic fertilizer and bread grass production plant and office building	8,433,115	7,921,105
- Rangeland for beef cattle and office building	5,291,982	5,291,982
	$25,004,520	$24,492,510

12.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the PRC. Instead, the Company has leased five lots of land. The cost of the first lot of land use rights acquired in 2007 in the Guangdong Province was $6,408,289 and consists of 174.94 acres with the lease expiring in 2067. The cost of the second lot of land use rights acquired in 2008 in the Guangdong Province was $764,128, which consists of33.68 acres with the lease expiring in 2068. The cost of the third lot of land use rights acquired in 2011 was $7,042,831, which consists of 57.58 acres in the Guangdong Province, with the lease expiring in 2037. The cost of the fourth lot of land use rights acquired in 2011 was $35,405,750 which consisted of 279.50 acres in the Hunan Province, PRC and the leases expire in 2061. The cost of the fifth lot of land use rights acquired in 2012 was $528,240 which consisted of 8.53 acres in the Xining City, Qinghai Province, PRC and the leases expire in 2051.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2013	December 31,2012

Cost	$58,630,950	$58,630,950

Less: Accumulated amortization	(3,126,364)	(2,897,704)

Net carrying amount	$55,504,586	$55,733,246

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years.

Amortization of land use rights was $228,660 and $301,271 for the three months ended March 31, 2013 and 2012, respectively.

13.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On March 6, 2012 MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattle for $1,500,000.

	March 31, 2013	December 31, 2012
	$	$

Cost	9,512,258	9,512,258
Less: Accumulated amortization	(1,506,841)	(1,397,634)
Net carrying amount	8,005,417	8,114,624

Amortization of proprietary technologies was $109,207 and $73,258 for the three months ended March 31, 2013 and 2012, respectively. No impairments of proprietary technologies have been identified for the three months ended March 31, 2013 and 2012.

14.	GOODWILL

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

	March 31, 2013	December 31, 2012

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the People’s Republic of China. As of March 31, 2013, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On March 31, 2013, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

The reasons for the changes are as follows:

•	Originally, the board of directors of SJAP consisted of 7 members; 3 appointees from Qinghai Sanjiang (one stockholder), 1 from Garwor (one stockholder), and 3 from the Company, such that the Company did not have majority interest represented on the board of directors of SJAP.

•	On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the People’s Republic of China approved the sale and transfer.

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	VARIABLE INTEREST ENTITY (CONTINUED)

As a result, the financial statements of SJAP were included in the consolidated financial statements of the Company.

16.	LICENSE RIGHTS

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

17.	OTHER PAYABLES

	March 31, 2013	December 31, 2012

Due to third parties	$1,399,610	$877,259
Promissory notes issued to third parties	5,836,923	3,352,394
Convertible notes payable	78,500	232,000
Due to local government	2,192,825	2,192,825
	$9,507,858	$6,654,478

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

18.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	March 31, 2013	December 31, 2012

Costs	$4,569,996	$3,755,046
Estimated earnings	9,216,412	8,307,452
Less: Billings	(10,886,970)	(9,725,618)
Costs and estimated earnings in excess of billings on uncompleted contract	$2,899,438	$2,336,880

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CONSTRUCTION CONTRACT (CONTINUED)

(ii)

	March 31, 2013	December 31, 2012

Billings	$11,799,710	$9,810,427
Less: Costs	(3,022,681)	(1,886,705)
Estimated earnings	(6,678,003)	(5,133,638)
Billing in excess of costs and estimated earnings on uncompleted contract	$2,099,026	$2,790,084

(iii)

	March 31, 2013	December 31, 2012

Costs	$7,592,677	$5,641,751
Estimated earnings	15,894,415	13,441,090
Less: Billings	(22,686,680)	(19,536,045)
Costs and estimated earnings in excess of billings on uncompleted contract	$800,412	$(453,204)

19.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of bank	Interest rate	Term	March 31, 2013		December 31, 2012
Agricultural Bank of China Huangyuan County Branch, Xining , Qinghai Province, P.R.C.	6%	August 8, 2012 - August 29, 2013	$3,190,352	^*	$3,181,927

^	personal and corporate guaranteed by third parties.

*	secured by land use rights with net carrying amount of $511,084.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	BORROWINGS (CONTINUED)

Long term debts

Name of lender	Interest rate	Term	March 31,2013	December 31, 2012
Gan Guo Village Committee Bo Huang Town Huangyuan County, Xining City, Qinghai Province, P.R.C.	12.22%	June 2012 - June 2017	$175,469	$175,006

20.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of March 31, 2013 and December 31, 2012 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as at that date.

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

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

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

On March 27, 2013, 3,000,000 Series B convertible preferred stock were cancelled. As a result, total issued and outstanding preferred stock as of that date is 7,000,100 shares.

There were 7,000,000 shares and 10,000,000 shares of Series B convertible preferred stock issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

20.	SHAREHOLDERS’ EQUITY (CONTINUED)

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

Common Stock:

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

During the year ended December 31, 2012, the Company issued (i) 32,064,588 shares of common stock for $18,193,714 at values ranging from $0.40 to $0.71 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts under other income of $1,666,386 have been credited to consolidated statements of income as other income for the year ended December 31, 2012; and (ii) 906,000 shares of common stock valued to employees at fair value of $0.40 per share for $362,400 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.40 per share.

During the three months ended March 31, 2013, the Company issued 10,344,738 shares of common stock for $5,678,374 at values ranging from $0.48 to $0.527 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $552,988 and $255,151 has been credited to consolidated statements of income as other income for the three months ended March 31, 2013 and 2012, respectively. On March 28, 2013, the Company filed a prospectus related to a public offering of Common Stock of the Company for maximum aggregate gross proceeds of $26,250,000 within a period not to exceed 180 days from the date of this prospectus.

The Company has common stock of 110,349,588 and 100,004,850 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

21.	CONVERTIBLE NOTES PAYABLE

In December of 2011, the Board of Directors passed a resolution authorizing the Company to enter into an agreement to borrow funds from a third party to assist in providing a method for certain Chinese shareholders to sell their shares in the Company. The Company entered into a series of convertible promissory notes along with common stock purchase warrants whereby this third party could exercise the conversion option and settles the amount due by receiving shares of stock from these certain Chinese shareholders. The monies borrowed from this third party were deposited into a custodial account that was not controlled by the Company. The Chinese shareholders also deposited their shares with this custodian. The shares transferred to the custodian were at all times, in the opinion of management, sufficient to satisfy the obligations of the convertible promissory notes and the outstanding common stock purchase warrants. All amounts owed this financing arrangement were to be repaid through the conversion options exercised by the third party and by the deliverance of the common shares of these certain Chinese investors.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year 2012, the Company borrowed a total of $ 460,000 from this third party under five separate promissory notes. Each note carried an interest rate of 12% per annum with a maturity date of six months from the date of issuance. Under the terms of the notes, the holder of the note has the option to convert the note to common shares at a discount of 15% from the average market price of the lowest three trading prices for the common stock during the ten trading days prior to the conversion date. The Company also issued a total of 842,500 common stock purchase warrants with an exercise price of $0.50 per share with an expiration date six months from the date of issuance.

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

As of December 31, 2012, there was $ 232,000 principal outstanding and accrued interest in the amount of $ 9,764 that was owed under the terms of the promissory notes. The Company has recorded these amounts as payable by the Company with a corresponding asset represented by the value of the shares of the Company held by the custodian at December 31, 2012.

As of March 31, 2013, there was $78,500 principal outstanding and accrued interest in the amount of $4,156 that was owed under the terms of the promissory notes. The Company has recorded these amounts as payable by the Company with a corresponding asset represented by the value of the shares of the Company held by the custodian as of March 31, 2013.

22.	WARRANTS

As indicated in the convertible promissory note footnote, during the year 2012, the Company borrowed a total of $460,000 from a third party under five separate promissory notes secured by personal guarantee of a director. Each note carried an interest rate of 12% per annum with a maturity date of six months from the date of issuance. Under the terms of the notes, the holder of the note has the option to convert the note to common shares at a discount of 15% from the average market price of the lowest three trading prices for the common stock during the ten trading days prior to the conversion date. The Company also issued a total of 842,500 common stock purchase warrants with an exercise price of $0.50 per share with an expiration date six months from the date of issuance. The Company fair valued the warrants on the date of issuances and recorded amounts based on their relative fair values to the debt and to the warrants. The fair value of the warrants was determined using the Black-Scholes pricing model and included the following assumptions

Expected annual dividend rate	0.00%
Weighted average exercise price	$0.50
Risk-free interest rate	2.00%
Average expected life	6 months
Expected volatility of common stock	80.00%
Forfeiture rate	0.00%

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrants have an exercise price of $0.50 and have a contractual life of 6 months from the date of issuance. The value of the discounts created by the warrants and beneficial conversion feature were $36,113 and $52,118, respectively. The discount related to the beneficial conversion feature will be amortized to interest expense over the life of the debt and the discount for the warrants will be amortized to interest expense over the contractual life of the warrants. The relative fair values were allocated to the warrants and the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense of the life of the debt.

As of March 31, 2013, the following share purchase warrants were outstanding and exercisable:

Expiry date	Exercise date	March 31, 2013

April 9, 2013	$0.50	157,000

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	March 31, 2013	Exercise price
Number of warrants outstanding as of January 1, 2013	385,000	-
Issued	-	$0.50
Exercised	-	-
Expired	(228,000)	-
Number of warrants outstanding as of March 31, 2013	157,000

23.	OBLIGATION UNDER OPERATING LEASES

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

Lease expense was $38,002 and $14,150 for the three months ended March 31, 2013 and 2012, respectively.

The future minimum lease payments as of March 31, 2013, are as follows:

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Year ended December 31, 2013	$114,006
Year ended December 31, 2014	85,038
Thereafter	-
$199,044

24.	BUSINESS COMBINATION

Business combination of JFD

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested $1,258,607 in JFD. JFD is engaged as an operator of an indoor fish farm. Prior to December 31, 2011, JFD has not commenced its principal business activity. Management did not retain a specialist or valuation expert to value the purchase of this additional 25% interest. As of January 1, 2012, JFD had not commenced its principal operations and was in the process of finalizing the construction of the indoor fish farm facilities. Management determined that the fair value of the assets approximated the historical cost carried on the books of JFD. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580.The Company presently owns a 75% equity interest in JFD and controls its board of directors. As of January 1, 2012, the Company had consolidated the assets and operations of JFD.

Second acquisition on January 1, 2012 – 25% additional equity interest in JFD.

The Company allocated the purchase price on the fair value of the assets acquired as of January 1, 2012.

Net assets at fair value acquired:
Property and equipment	$34,919
Construction in progress	4,495,306
Inventories	1,838,337
6,368,562
Less: Other payables	(92,603)
Non-controlling interest	(3,324,729)
25% held by the Company	(1,662,365)
$1,288,865

Satisfied by
Purchase consideration	$1,662,365
Less: Cash acquired	(373,500)
$1,288,865

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	BUSINESS COMBINATION (CONTINUED)

Third acquisition on April 1, 2012 – 25% additional equity interest in JFD.

The Company allocated the purchase price based on the fair value of the assets acquired as of April 1, 2012.

Net assets at fair value acquired:
Property and equipment	$33,535
Construction in progress	4,499,376
Inventories	1,970,387
Accounts receivable	1,337,519
7,840,817
Less: Other payables	(292,663)
Accounts payable	(1,230,096)
Non-controlling interest	(1,702,580)
50% held by the Company	(3,405,159)
$1,210,319

Satisfied by
Purchase consideration	$1,702,580
Less: Cash acquired	(492,261)
$1,210,319

Business combination of JHMC

Second acquisition on September 30, 2012 - 50% additional equity interest in JHMC

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) in which it owns 75% equity interest with investment $4,020,665 while withdrawing its 25% equity interest in ECF. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC.

The Company allocated the purchase price based on the fair value of the assets acquired as of September 30, 2012.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets at fair value acquired:
Property, plant and equipment	$512,450
Construction in progress	4,177,007
Inventory	671,429
5,360,886
Less: Non - controlling interest	(1,340,221)
$4,020,665

Satisfied by
Purchase consideration	$4,020,665

25.	STOCK BASED COMPENSATION

On August 16, 2012, the Company issued employees a total of 100,000 shares of common stock valued at fair value of range from $0.40 per share for services rendered to the Company. On the same date, the Company issued 806,000 shares of common stock to a company to provide consulting services for the benefit of the Company. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.40 per share.

The Company calculated stock based compensation of $2,501,457 and $4,278,114, and recognized $90,600 and $1,069,529 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the deferred compensation balance was $181,200 and the deferred compensation balance of $181,200 was to be amortized over 6 months beginning on April 1, 2013.

26.	CONTINGENCIES

As of March 31, 2013 and December 31, 2012, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and other comprehensive income or cash flows.

27.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $552,988 and $255,151 has been credited to consolidated statements of income as other income for the three months ended March 31, 2013 and 2012, respectively.

28.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended March 31, 2013 and 2012, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions
Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $2,007,278 and $3,345,803 as of March 31, 2013 and December 31, 2012, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive. The numerators and denominators used in the computations of basic and dilutive earnings per share are presented in the following table:

	March 31,	March 31,
	2013	2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$16,378,772	$5,632,769
Basic earnings per share	$0.16	$0.08

Basic weighted average shares outstanding	105,385,902	68,747,617

	March 31,	March 31,
	2013	2012
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$16,378,772	$5,632,769
Basic earnings per share	$0.14	$0.07

Basic weighted average shares outstanding	105,385,902	68,747,617
Add: weight average Series B Convertible preferred shares outstanding	9,866,667	7,000,000
Diluted weighted average shares outstanding	115,252,569	75,747,617

For the three months ended March 31, 2013 and 2012, 78,500 and 228,000 warrants, respectively were not included in the diluted earnings per share because shares issued in respect of the share warrants exercised was from Chinese shareholders as mentioned in note 22.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended			Three months ended
	March 31, 2012	Adjustments		March 31, 2012
	(As reported)			(Restated)
Cash flows from operating activities
Net income	$6,541,674			$6,541,674
Adjustments to reconcile net income to net cash from operations:
Depreciation	57,624			57,624
Amortization	374,729			374,729
Common stock issued for services	1,069,528			1,069,528
Gain on extinguishment of debts	(255,151)			(255,151)
Changes in operating assets and liabilities:
Increase in inventories	(115,181)			(115,181)
Decrease in cost and estimated earnings in excess of billings on uncompleted contacts	456,104			456,104
Increase in deposits and prepaid expenses	(12,474,802)			(12,474,802)
Increase in due to a director	2,263,024			4,637,016
Decrease in accounts payable and accrued expenses	(281,085)			(281,085)
Increase in other payables	9,899,096	(2,373,992	)(1)	7,710,633
Decrease in accounts receivable	2,387,345			2,387,345
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	78,333			78,333
Decrease in amount due to related parties	(17,474)			(17,474)
Increase in other receivables	(7,361,132)			(7,361,132)
Net cash provided by operating activities	2,622,632			4,996,624
Cash flows from investing activities
Purchases of property and equipment	(7,223)			(7,223)
Acquisition of proprietary technologies	(1,500,000)			(1,500,000)
Business combination of a subsidiary	(1,288,865)			(1,288,865)
Investment in unconsolidated equity investee	(1,076,489)			(1,076,489)
Payment for construction in progress	(3,326,430)	2,656,969	(2)	(669,461)
Net cash used in investing activities	(7,199,007)			(4,542,038)
Cash flows from financing activities
Non - controlling interest contribution	3,324,729			3,324,729
Dividends paid	(134,631)			(134,631)
Net cash provided by financing activities	3,190,098			3,190,098
Effects on exchange rate changes on cash	1,926,632	(5,030,961	)(3)	(3,104,329)
Increase in cash and cash equivalents	540,355			540,355

Cash and cash equivalents, beginning of period	1,387,908			1,387,908
Cash and cash equivalents, end of period	$1,928,263			$1,928,263

The statement of cash flows has been restated to correct errors related to the reporting of cash flows from business combination and debts settlement through non-cash proceeds of issue of ordinary shares during the three months ended March 31, 2012. The effect of this restatement are outlined below:

(1)	Debts settlement through non cash proceeds of issue of common shares issued have been excluded from other payable.

(2)	Construction in progress from business combination have been excluded

(3)	The company has recognized exchange loss due to the above correction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2013 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Activities in 2011 concentrated on the building out of primary production activities in our feedstock, fertilizer fishery and cattle farm businesses leading into the initiation of basic infrastructure developed for our pre-wholesale and wholesale operations.

2012 was characterized by a marked expansion and continuation of our primary production activities and the development of wholesale operations, many delivering product sales, and by the build-out of the distribution network including import-export, as well as the start of retail operations.

We divide our operations into five standalone business divisions or units but in this section we will cover it as four divisions as follows: (1) fishery, (2) Beef cattle inclusive fertilizer, enzymes and livestock feed, (3) Dragon Fruit (“HU”) flower plantation and (4) SIAF. The commonality between the divisions is that each operates in a comparatively slow growth consolidating market; our strategy is targeting niches of these markets with our high quality products.

Below is a summary of our operational and/or developing stage business activities carried out by our existing or newly formed subsidiaries.

Fishery Division

The main revenues of Capital Award, Inc. (“Capital Award”) are generated from the following activities:

1. Engineering and Technology Services. Engineering and technology services earned through providing consulting management and servicing contracts and management services to our group companies and third parties. As of the date of this Quarterly Report, Capital Award has six (6) consulting and servicing contracts consisting of the following:

(a)	A contract for developing a JFD fish farm (“Fish Farm 1”), completed on March 2011 but generated income since August 2011; Fish Farm 1 is owned and operated by our 75% subsidiary, Jiang Men City A Power Fishery Development Co., Limited (“JFD”), a Sino Joint Venture Company (an “SJVC”).

(b)	Phase 1 development work on a ZSAPP prawn hatchery and nursery farm (“Prawn Farm 2”) with Zhongshan A Power Prawn Culture Development Co. Ltd. (“ZSAPP”) (a proposed name of this future SJVC), an entity in which the Company owns a direct 25% equity interest, was completed in May 2012.

(c)	The development of a EBAPCD prawn production farm (“Prawn Farm 1”) with Enping A Power Prawn Culture Development Co. Ltd. (“EBAPCD”) (a proposed name of this future SJVC), an entity in which the Company owns a 25% equity interest. This project was completed on January 31, 2013.

(d)	The development work on the fish and eel farm (“Fish Farm 2”) with an unrelated entity, Gao A Power Fishery Development Co. Ltd. is still in progress. The project is delayed because the property is located on an inlet and drainage is extremely difficult to resolve and costly to fix.

(e)	The development work of the project for a “marketing, distribution, seafood processing and sales” complex (“Wholesale Center 1”), with Guangzhou City A Power Nawei Trading Co. Ltd. (“GCAPNT”), an entity in which the Company owns a direct 25% equity interest.

(f)	The development work on a prawn farm at Huanyuan County, Xining City (“Prawn Farm 3”) is for an unrelated third party Chinese investor, Wu Aquaculture A Power Development Co. Ltd. (a proposed name for this future SJVC) originally planned to be on the property of Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”).

2. Marketing and sales of live seafood. Consists of marketing and sales of live seafood (e.g., fish, prawns and eels), and the marketing and distribution agent of the fishery farms developed by Capital Award in China. There are two Capital Award fish or prawn farms generating revenues. We have certain subsidiaries that are or will be operated under a Sino Joint Venture Company incorporated in China to carry out fishery operations, consisting of the following:

(a)	JFD. JFD is the owner and operator of Fish Farm 1. The Company presently owns a 75% equity interest in JFD.

(b)	EBAPCD. EBAPCD is the proposed name of the future SJVC (subject to approval by relevant Chinese authorities under our application for SJVC status), established to own and operate Prawn Farm 1. EBAPCD expects to generate revenue during the second quarter of 2013. Capital Award will recognize income from the sale and marketing of its prawns as EBAPCD’s marketing and sales agent.

(c)	ZSAPP. ZSAPP is also an intended name of the future SJVC (subject to approval by relevant Chinese authorities under our application for SJVC, established to own and operate Prawn Farm 2. Capital Award recognizes income from the sale and marketing of its prawn flies as ZSAPP’s marketing and sales agent.

(d)	Capital Award. Capital Award has been sub-contracting with local aquaculture farms to grow sleepy cod based on a fixed production cost since 2012 continuing through 2013.

Beef Cattle Farm Division

We have three operations in this division that are vertically integrated with facilities and services spread over three provinces in China, consisting of the following:

1.      Operation 1. Operation 1 is operated from Huangyuan County of Xining City, Qinghai Province by SJAP, a majority owned subsidiary of the Company incorporated in China in 2009. SJAP’S principal activities that are generating revenues comprise: (i) manufacturing and sales of organic fertilizer, (ii) manufacturing and sales of livestock feed, and (iii) rearing and sales of beef cattle. On February 28, 2013, SJAP completed its development of the Concentrated Livestock Feed Manufacturing Factory and started the production and sales of Contracted Livestock Feed (“CLSF”) from March 2013. Our strategy includes building and owning our own abattoir and boning room in 2013 and the value added processing facilities in 2014.

 2. Operation 2.    Operation 2 is operated in Linli District, Hunan Province, by Hunan Shenghua A Power Agriculture Co. Ltd. China (“HSA”), a 76% owned subsidiary. HSA conducts the following business activities, both of which are in the development stage: (i) manufacturing and sales of organic and mixed fertilizer, and (ii) cultivation of pastures and crops in preparation for the establishment of beef cattle farm. On March 5, 2013, HSA secured the rights to use a well proven enzyme that, when applied to our organic fertilizer, converts part of the organic raw material into potash and phosphate without having to add chemically formulated potash and phosphate, such that our end fertilizer can be qualified as pure organic fertilizer made with 100% natural organic raw materials. Sales of pure organic fertilizer commenced during the fourth week of March, 2013.

3. Operation 3. Operation 3 has two sub-divisions:

(a)	Operation 3(a) is a beef cattle farm known as Cattle Farm 1 located at Guangdong Province, Enping City, owned and operated by Jiangman Hang Mei Cattle Farm Development Co., Limited (“JHMC”). On September 17, 2012, through our wholly owned subsidiary Macau Eiji Company Limited (“MEIJI”), we acquired a total of 75% equity interest and became the controlling shareholder of JHMC.

(b)	Operation 3(b) is a beef cattle farm known as Cattle Farm 2 located in Guangdong Province, Guangzhou City and is operated by MEIJI. As of the date of this Quarterly Report, MEIJI generates revenues through engineering and technology services obtained through consulting and servicing contracts and management fees.

Hylocereus Undatus (“HU”) Plantation Division

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), an SJVC that is 75% owned by MEIJI, is consolidated as a subsidiary, and is the owner and operator of the Hylocereus Undatus Plantation (“HU Plantation”), which is situated at Enping City, Guangdong Province. JHST has two types of operations: (i) growth and sales of HU flowers; and (ii) drying and value added processing and sales of HU flower products.

SIAF

Since the fourth quarter of 2012 the Company has generated income from the following business operations to supplement its shared services operations’ working capital annual budget:

(1) The Wholesale and distribution facilities development project including design, construction and project management of its specialist modern beef wholesale and distribution center (“Wholesale Center 2”) for GCAPNT, an unrelated Chinese third party owned company situated at the Guangzhou City, LiWan District, New Wholesale Market.

(2) The Central Kitchen and related facilities development project including design, construction and project management of its business operations for Guangzhou City Wangxiangcheng (“WXC”).

(3) The Restaurants development project including design, construction and project management of its business operations for WXC.

(4) The construction of a trading complex for the import and export trades of the Company itself, at another building adjacent to Wholesale Center 1 and Wholesale Center 2 (collectively, the “Trading Center”).

(5) The import and export trading operation.

We believe that our 5-year plan envisioning a synergistic melding of pre-wholesale, wholesale, distribution and retail activities are on track.

 Consolidated Results of Operations

Part A: The three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue

Revenue increased by $39,127,735 or 244.85% to $55,107,751 for the three months ended March 31, 2013 from $15,980,016 for the three months ended March 31, 2012. The increase was primarily due to the natural growth of revenue generated from the fishery, organic fertilizer, beef and cattle farm, beef and the maturity of on-going divisional businesses improving their revenues.

The following chart highlights the changes by category for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

	2013	2012
Category	Q1	Q1	Difference
	$	$	$
Fishery	31,867,295	11,094,609	20,772,686

Plantation	-	-	-

Organic Fertilizer	8,082,062	13,061	8,069,001

Beef	6,795,837	3,930,280	2,865,557

Cattle farm	8,362,557	942,066	7,420,491

Total	55,107,751	15,980,016	39,127,735

Revenue– Fishery: Revenue from fishery increased by $20,772,686 or 187.23% to $31,867,295 for the three months ended March 31, 2013 from $11,094,609 for the three months ended March 31, 2012. The increase was primarily due to our increased contract service income from fishery and prawn development contracts and sale of fish for the three months ended March 31, 2013 versus consulting income and sale of fish for the three months ended March 31, 2012.

Revenue – Plantation: As usual there is no harvesting during this quarter and hence there is no revenue during the Q1 period of each year.

Revenue – Organic fertilizer: Revenue from organic fertilizer increased by $8,069,001 to $8,082,062 for the three months ended March 31, 2012 from $13,061 for the three months ended March 31, 2012. The increase was primarily due to the start-up new business of 100% pure organic mixed fertilizer during the three months ended March 31, 2013 of the HSA division.

Revenue - Beef: Revenue from beef increased by $2,865,557 to $6,795,837 for the three months ended March 31, 2013 from $3,930,280 for the three months ended March 31, 2012. The increase was primarily due to our increase of productivity of the cattle rearing division of SJAP and related sale of beef cattle.

Revenue – Cattle farm: Revenue from cattle farm increased by $7,420,491 to $8,362,557 for the three months ended March 31, 2013 from $942,066 for the three months ended March 31, 2012. The increase was primarily due to the continuation of our contract services in the cattle farm industry and the increase of production and sales of cattle in Cattle Farm 1 for the three months ended March 31, 2013.

Cost of Goods Sold

Cost of Goods Sold increased by $25,618,510 or 321.58% to $33,584,934 for the three months ended March 31, 2013 from 7,966,424 for the three months ended March 31, 2012. The increase was primarily due to the Company increasing its scale of operation - fishery, organic fertilizer, beef and cattle farm for three months ended March 31, 2013 as compared for the three months ended March 31, 2012.

The following chart highlights the changes by category for the three months ended March 31, 2013 compared to three months ended March 31 2012.

Cost of Goods Sold
	2013	2012
Category	Q1	Q1	Difference
	$	$	$
Fishery	20,114,362	5,498,440	14,615,922

Plantation	-	-	-

Organic Fertilizer	4,091,876	12,122	4,079,754

Beef	3,780,657	2,303,183	1,477,474

Cattle farm	5,598,039	152,679	5,445,360

Total	33,584,934	7,966,424	25,618,510

Cost of goods sold - Fishery. Cost of goods sold from fishery increased by $14,615,922 from $5,498,440 for the three months ended March 31, 2012 to $20,114,362 for the three months ended March 31, 2013. The increase in fishery was primarily due to an increase in the sales volume relating to fish and the expansion of contracted services for the three months ended March 31, 2013 compared to the three months ended March 31 2012.

Cost of goods sold - Plantation. As usual there is no harvesting this quarter hence there is no cost of goods sold during the Q1 period of each year.

Cost of goods sold – Organic fertilizer. Cost of goods sold from organic fertilizer increased by $4,079,754 to $4,091,876 for the three months ended March 31, 2013 from $12,122 for the three months ended March 31, 2012. The increase was primarily due to the start-up new business of 100% pure organic mixed fertilizer for the three months ended March 31, 2013 of the HSA division.

Cost of goods sold - Beef. Cost of goods sold from beef increased by $1,477,474 from $2,303,183 for the three months ended March 31 2012 to $3,780,657 for the three months ended March 31, 2013. The increase in cost of goods sold from beef was primarily due to the increase in sales of cattle, increasing the cost accordingly.

Cost of goods sold - Cattle farm. Cost of goods sold from cattle farm development increased by $5,445,360 from $152,679 for the three months ended March 31, 2012 to $5,598,039 for the three months ended March 31, 2013. The increase in cost of goods sold from cattle farm was primarily due to the corresponding increase in revenue from cattle.

Gross Profit

Gross profit increased by $ by $13,509,225 or 168.58% to $21,522,817 for the three months ended March 31, 2013 from $8,013,592 for the three months ended March 31, 2012. The increase was primarily due to the corresponding increase in revenues from fishery, organic fertilizer, beef and cattle farm operations.

The following chart highlights the changes by category for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Gross profit
		2013	2012
Category	Q1	Q1	Difference
	$	$	$
Fishery	11,752,933	5,596,169	6,156,764

Plantation	-	-	-

Organic Fertilizer	3,990,186	939	3,989,247

Beef	3,015,180	1,627,097	1,388,083

Cattle farm	2,764,518	789,387	1,975,131

Total	21,522,817	8,013,592	13,509,225

Gross profit - Fishery. Gross profit from fishery increased by $6,156,764 from $5,596,169 for the three months ended March 31 2012 to 11,752,933 for the three months ended March 31, 2013. The increase was primarily due to our increased contract service income from fishery and prawn development contracts and sale of fish for the three months ended March 31, 2013 versus consulting income and sale of fish for the three months ended March 31, 2012.

Gross profit – Plantation. As usual, there is no harvesting and hence no gross profit during the first quarter of each year.

Gross profit – Organic fertilizer: Gross profit from organic fertilizer increased by $3,989,247 to $3,990,186 for the three months ended March 31, 2013 from $939 for the three months ended March 31, 2012. The increase was primarily due to the start up new business of 100% pure organic mixed fertilizer since Quarter 1, 2013.

Gross profit – Beef: Gross profit from beef increased by $1,388,083 from $1,627,097 for the three months ended March 31 2012 to $3,015,180 for the three months ended March 31 2013. The increase was primarily due to our increase of sale of beef cattle from the increase of productivity of the cattle farm.

Gross profit - Cattle farm. Gross profit from cattle farm development increased by $1,975,131 from $789,387 for the three months ended March 31, 2012 to $2,764,518 for the three months ended March 31, 2013. The increase in cattle farm was primarily due to the increase of cattle productivity of the cattle farm and related sale of cattle.

General and Administrative Expenses and Interest Expenses

General and Administrative expenses (including depreciation and amortization) in continuing operations decreased by $16,934, or 0.76%, to $2,205,388 for the three months ended March 31, 2013 from $2,222,322 for the three months ended March 31, 2012. The decrease was primarily due to a decrease in general office and corporate expenses, and wages and salaries amounting to $738,480 and $586,727, respectively.

The following chart highlights the changes by category for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Category	2013 Q1	2012 Q1	Difference
	$	$	$
Office and corporate expenses	738,480	841,754	(103,274)

Wages and Salaries	586,727	945,085	(358,358)

Traveling and related lodging	14,485	12,157	2,328

Motor vehicles expenses and local transportation	29,636	20,450	9,186

Entertainments and meals	28,018	16,876	11,142

Others and miscellaneous	223,054	32,316	190,738

Depreciation and amortization	584,988	353,684	231,304

Sub-total	2,205,388	2,222,322	(16,934)

Interest expenses	57,052	-	57,052

Total	2,262,440	2,222,322	40,118

In this respect, total depreciation and amortization amounted to $644,942 for the year ended March 31, 2013, of which $584,988 was reported under general and administrative expenses and $59,954 was reported under cost of goods sold. Total depreciation and amortization was at $432,353 for the year ended March 31, 2012, of which $353,684 was reported under general and administrative expenses and $78,669 was reported under cost of goods sold.

Part B. More detailed segment information and analysis of the financial statements for the three months ended March 31, 2013.

This Part B discusses and analyzes certain items that we believe would assist our shareholders in obtaining a better understanding on the Company’s operation and financial information by providing a breakdown for each category listed below:

(A) Balance Sheet items (1) comprising total current assets:

	As at 31 March. 2013	Note
	$
Cash and cash equivalents	10,817,922
Inventories	17,052,765	1
Costs and estimated earnings in excess of billings on uncompleted contracts	2,899,438
Deposits and prepaid expenses	51,836,098	2
Accounts receivable, net of allowance for doubtful debts	71,460,325	3
Other receivables	6,222,208	4
	160,288,756

Note (1): Inventories

As of March 31, 2013
$
Fish (Sleepy cods)	5,701,557
Bread grass	877,590
Beef cattle	2,664,901
Organic fertilizer	854,985
Raw materials for bread grass and organic fertilizer	6,677,001
Immature seeds	276,731
17,052,765

Note (2) Deposits and Prepaid Expenses

	As of March 31, 2013	Note
	$

Deposits for
Deposits for Prepayments for purchases of equipment	318,192
Deposits for- acquisition of land use right	7,826,508	2A
Deposits for- inventory purchases	4,940,767
Deposits for- aquaculture contract	7,062,600
Deposits for- building materials	2,000,000
Deposits for- proprietary technology	2,254,839
Prepayments for construction in progress	14,576,562
Shares issued for employee compensation and oversea professional fee	181,200
Temporary deposits payment for acquiring equity investments	7,704,670
Miscellaneous	4,970,760
	51,836,098

Note (2A) Deposit for- acquisition of Land Use Right:

As of March 31, 2013, we have $7,826,508 for deposit paid for the acquisition of “Land Use Right” derived from the following transactions;

* $3,182,180 (or RMB20,000,000) was for the full payment on June 6th 2012 for the Land Use Right by HSA a block of land measuring 150 Mu (approximately 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress and is expected to be finalized officially on or before the end of year 2013 as such and in the interim prior to the Land Use Right being officially registered, this payment is recorded as Deposit and Prepaid Expenses.

* $190,930 (or RMB1,200,000 equivalent) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) situated at Huangyuan district next to SJAP’s complex on October 15, 2012. This piece of land will be re-zoned into Residential from its present status of agriculture and transferred from the Local Government (Huangyuan County) to SJAP to build a new staff quarter, as such SJAP is waiting on the completion of such processes to finalize the said purchase of Land Use Right.

* $4,453,398 (or RMB 27,989,606 equivalent) was the full payment Capital Award made for the purchase of the Land Use Right on a block of prime agriculture land measuring 235 Mu (or the equivalent of 38.5 acres) situated at the Cong Hua District Guangzhou City in late October 2010. This block of land is part of a larger block of land (of some 500 acres) that was applying for sub-division; however in 2011 the Land Law was changed such that the said sub-division would require the approval of the central government instead of the approval by the local government alone prior to 2011, entailing a much longer approval process. Cong Hua District was rezoned as a suburb of the Guangzhou City in 2010 and is within close proximity of the Guangzhou City; as such management evaluates it as a valuable piece of land very suitable for the development of one of our agriculture projects.

 Note (3) Accounts Receivable:

	As of March 31, 2013
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service (from 6 contracts) totaling	38,015,166	11,785,056	15,118,561	11,111,550	-

Sales of Fish (from Farms and from imports)	10,350,621	7,704,880	2,260,838	151,868	233,035

Sales of Cattle and Beef Meats (from Enping Farm)	438,980	438,980	-	-	-

Sales of HU Flowers (Dried)	5,372,713	-	-	-	5,372,713

Sales Fertilizer, Bulk Stock feed and Cattle by SJAP	15,414,193	4,617,269	6,707,773	1,925,619	2,163,532

Sales Fertilizer from HSA	1,868,651	885,323	968,990	-	14,338

Total Accounts Receivable	71,460,325	25,431,508	25,056,162	13,189,037	7,783,618

Percentage of total population	100%	36%	35%	18%	11%

Provision for diminution in value of accounts receivable:

We do not have any account receivable that is more than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms with our principal investor and therefore no diminution in value is required.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices capped within 90 days trading terms with a small portion at 180 days as the sale of oversized fish takes time to sell. We sold over US$10.6 million in fish to the wholesalers during the first quarter 2013, and as of March 31, 2013, accounts receivable of $0 was over 180 days. These debtors are wholesalers who are profitable and viable businesses with a good track record and therefore provision of diminution in value is not required.

Sales of dried HU flowers: The dried flowers were sold to wholesalers in line with our longer trading terms (e.g., up to 180 days) so as to offset with their holding cost so that they could sell the dried flowers through the winter months (from December 2013 to June 2014 when the new season starts) whereby we agreed with the wholesalers that they would buy our dried flowers as soon as we produce them. Therefore, we consider the receivables from the sales of dried HU flowers to be from wholesalers with a good track record and therefore provision for diminution in value is not required.

Sales of fertilizer and bulk Livestock Feed: These were sales made to regional farmers who are contracting to grow crops and pastures for us using and purchasing our fertilizer and we are to buy their cattle that are fed with our bulk cattle feed purchased from us, such that we are ultimately to repurchase the cattle. Under this term of arrangements our account receivables derived from them are normally carried forward until such time they can be contrasted off with our account payables offset against the amount of crops and pastures and from the amount of cattle that we have brought from them respectively. Therefore there is no need to provide any diminution in value as these debtors are on-going and profitable and viable businesses with a good track record with us.

 Note (4) Other Receivables:

	As at 31 March. 2013	Note
	$

Cash advances allocated to various operational activities	33,867
Miscellaneous	2,624,918
Advances to employees	222,298
Advances to Suppliers (at SJAP's operations)	3,341,125	4A
	6,222,208

Note (4A): Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our corporative growers (presently standing at 80 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produces or sales of their cattle. Over the average it works out at less than US$42,000 per member that in the management’s opinion is a normal ongoing season on season process.

(B). Balance Sheet Item (2) on Current Liabilities:

	As at 31 March. 2013	Note
Current liabilities
Accounts payable and accrued expenses	7,325,322	7
Billings in excess of costs and estimated earnings on uncompleted contracts	2,099,026
Due to a director	2,007,278
Dividend payable	-
Other payables	9,507,858	8
Short term bank loan	3,190,352
Total current liabilities	24,129,836

Note (7). Breakdown of Accounts payables and accrued expenses clarification:

Our current trading environment of limited suppliers who will offer credit terms means that most purchases are paid for in cash and this results in a low trade account payables balance of $7,325,322 representing about 13% of total sales of $55 million for the reasons stated below: (Note: For % cost of sales of the segment, please also refer to Table C below).

Our main revenues in the first quarter 2013 were generated from the following activities:

1.	Consulting and services since inception account is the major contributor of income to date and cost of sales average 27% for cattle farms and others, and 40% for prawn or fish farms. We supply the following cost elements: our own staff, engineering and technology.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked on sub-contract at cost fixed by us; as such no big profit margin is accepted plus we require a prolonged credit term. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own designs and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We believe that, as time has passed, our track record has earned us excellent creditability with all of our suppliers and sub-contractors due to our good standing.

3.	Fish sales started gradually in late 2011, and the cost of sales for the first quarter 2013 averaged 47% (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide credit terms presently is limited to no more than a select few.

4.	Cattle sales at Xining SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish and the cost of sales for first quarter 2013 is averaging 77%; it is also customary in China to pay for the young live cattle by cash on deliveries. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales at first quarter 2013 is averaging at 72% which is lower than in SJAP due to the fact that sales of mature cattle were from JHMC directly without the sales from cooperative farmers as in SJAP. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great resources of finance; as such we paid for these supplies of young cattle in cash on delivery.

5.	In SJAP, cost of sales of this first quarter 2013 are averaging 49% and the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of JHMC, its cost of sales in first quarter 2013 were at 77% which is much lower than in 2012 due to the fact that JHMC’s own production facilities are now in production.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales of first quarter 2013 at an average of 48%. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (8). Anaylysis of Other Payables:

As of March 31, 2013, we have other payables totaling $9,507,858 with following compositions:

* Promissory notes amounting to $5,836,923 were issued to third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two years at interest free term. Promissory notes could be repaid either by cash or shares of the Company or a combination thereof. If debt amounts are settled by shares, their respective share conversion rates will be determined by both parties at the time of settlement.

* A grant of $2,192,825 paid by the Chinese Government to SJAP for the development of a certain project, however it is the Law of China such that if SJAP will not be able to complete the said project, SJAP will have to repay the said grant to the Government. As of 31 March 2013, although works are in progress on the said project but it is not completed, as such, the grant is recorded as other payables.

* Other advances that were given by third parties collectively to our subsidiaries with no fixed term of repayment at interest free term that do not have any promissory note or agreement but verbal understanding amounting to $1,478,110.

(C ). Income Statements (1) Segment break-down on Revenue:

Segments	Sales Revenue	% of total	Cost of sales	% of total cost	Gross Profit	% of total	Note
As of March 31, 2013	2013 Q1	Revenue	2013 Q1	of sales	2013 Q1	gross
	$		$		$	profit
Fishery Sector
CA
Consulting and Service	11,212,552	20%	3,408,096	10%	7,804,456	36%	a
Others in sales of Fish, Prawns and commissions etc.	13,665,446	25%	12,232,376	36%	1,433,070	7%	b
Fish Farm 1 (75% subsidiary)
Sales of Fish							c
Cattle Farm Sector
MEIJI
Consulting and Service	5,281,681	10%	3,864,451	12%	1,417,230	6%	d
Others in sales of cattle, meat and commission etc.	1,541,706	3%	674,621	2%	867,085	4%	e
Cattle Farm 1 (75% subsidiary)
Beef Organic fertilizer Sector
Qinghai Sanjiang A Power, HuangYuan, Xining (45% subsidiary)
Fertilizer	3,665,444	7%	1,121,398	3%	2,544,046	12%	f
Bulk Live Stock Feed	1,513,567	3%	667,018	2%	846,549	4%	g
Concentrated Live-stock Feed and related products	1,656,446	3%	996,382	3%	660,064	3%	h
Cattle	6,795,837	12%	3,780,657	11%	3,015,180	14%	i
Hunan Shanghua A Power (75% Subsidiary)
Organic Fertilizer (ex-stocks)	883,969	1%	666,691	2%	217,278	1%	j
100% pure organic mixed fertilizer	1,242,335	2%	640,379	2%	601,956	3%	k
HU Plant Sector
Jiang Men HST (75% subsidiary)	-		-		-	0%	l
Corporate Sector
SIAF
Consulting and Service	1,967,390	4%	547,741	2%	1,419,649	7%	m
Import and export sales	5,681,378	10%	4,985,124	15%	696,254	3%	n
others							o
Total	55,107,751	100%	33,584,934	100%	21,522,817	100%

Note (a), (e) and (m) Consulting and Service

Table below shows the general information of the ongoing Consulting and Services of the quarter provided by Capital Award, MEIJI and SIAF respectively:

Name of the developments	Location of development	Land area or Built up area	Current Phase & Stage	Commencement date	Estimated completion date on or before	Contractual amount	% of completion as at 31.03.2013
						$
Capital Award's Consulting and Services
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	33,000 m2	Phase (2)	15.Jan. 2013	June. 2014	14.9 million	28%
Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	120,000 m2	Phase 2 Stage 1	12. Oct. 2012	31. Dec. 2013	8.67 Million	50%
MEIJI's Consulting and Services
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	10 Km Road	One Phase	15. Sept. 2012	31. March. 2013	5.28 Million	100%
SIAF's Consulting and Services:
Wang Xiangcheng Restaurant projects	Hai Zhu District, Guangzhou City	Pending	Phase 1	01. Oct. 2012	30. Sept. 2015	17.5 Million	25%
Whole Sale Center (2) (Beef)	Li Wan District, Guangzhou City	5,000 m2	Phase 1 Stage 1&2	15. Aug. 2012	30. Sept. 2013	3.7 Million	100%

Note (a) and (d): Fish sales of Capital Award

During this first quarter 2013, Capital Award’s fish sales were derived from following venues:

* Capital Award brought from external growers just over 650,000 pieces of sleepy cods (at an average weight of 250 gram / piece) and 33.3 MT of fish feed which were sold to Fish Farm (1) or JFD as inventory at an average cost of $5.50 / piece and $1,630 / MT respectively.

* Capital Award brought from Fish Farm (1) and sold to wholesale markets 499,101 sleepy cods (at an average weight of 560 gram / fish) for an average price of $15.8 / Kg thus earned commission fees based on US$3.20 / Kg as its marketing and sales agent. Due to the decline in wholesale prices of the sleepy cods (from 2012’s average of US$25.5 / Kg), Fish Farm (1)’s production cost (or cost of sales) increased to 89% during this quarter from its 2012 average of 64%. In this respect Capital Award’s commission charge (based on RMB20 / Kg or equivalent to US$3.2 / Kg) has not been readjusted downward during the quarter.

 * Capital Award also brought from external growers and sold to the wholesale markets 323,479 Kg of Flower Pattern Eels (FPE) for US$13.20 / Kg at a cost of US$11.13 / Kg, representing gross margin of 15.87%. Whereas Wholesale prices for good quality FPE are averaging between US$26 to 27/Kg during the quarter.

Note (e) and (i): referring to Cattle sales of MEIJI and SJAP

Cattle prices went up sharply during this quarter with live mature cattle wholesaling between US$5 to US$6 / kg (live weight) and between US$8.50 to US$9.50 / Kg (beef meat weight) which is about 100% and 55% increase for live cattle and beef meat compare to respective average of 2012.

* During the quarter, a total of 2,014 heads of mature cattle (at an average live weight of 850 Kg / head) were sold collectively by MEIJI (with 450 heads from Cattle Farm 1) and SJAP (with 1,564 heads from its own cattle houses and its corporative growers) at gross profit margin of 44% for SJAP and 55% for MEIJI. The reasons why MEIJI performed better than SJAP are: (i) better growth and feed conversion rate due to the aromatic feeding program, the free ranged growing environment and warmer climate of the Guangdong Province, (ii) slightly better wholesale prices at the Guangzhou market than the Xining Market and (iii) Part of SIAJ’s cattle sales was from the corporative growers reducing part of the SIJP’s overall cattle sales profit margin.

Note (f, g, h, i and k) referring to Fertilizer and Live-stock feed of SJAP and HSA:

During the quarter;

* HSA sold 3,700 MT of organic fertilizer from inventory that was supplied by SJAP in 2012 at the average of US$242 / MT and at cost of US$182.4 / MT, and also sold 3,000 MT of 100% Pure Organic mixed fertilizer (“POMF”) from production of its own fertilizer factory at average prices of US$420 / MT that cost US$216 / MT.

* SJAP sold 15,307 MT, 10,000 MT and 4,000 MT of organic fertilizer, bulk livestock feed and concentrated live-stock feed for US$176.3 / MT, US$153.2 and US$419.3 and at cost of sales of US$74.2 / MT, US$60.50 / MT and US$252.25 / MT respectively.

Note (m and n) referring to SIAF’s import and export seafood sales:

During the quarter there were just below 600 MT of imported seafood being sold and summarized as follows:

* 9 x 40’ sea containers of frozen fish, squids, octopus and related products were imported from Norway, Malaysia and Vietnam

* About 22 MT of live or freshly chilled scallops and live prawns (shrimp) were imported from Thailand via local agent brokers.

* 18 x 40’ sea containers of frozen prawns (or shrimps) were imported from Thailand and Vietnam via local agent brokers. Collectively, $4,828,750 in revenue was generated through these imported trades and at gross profit margins between 10 to 12.5% for frozen and live seafood respectively.

Up to now, all imports were arranged through or using the imported quotas and licenses of local third parties. As a foreign company, the Company could not obtain such quotas or licenses directly but it is legally permitted to make such arrangements for and on behalf of the locally licensed operators (or entities). In this respect and going forward, the Company intends to incorporate a Sino Foreign Joint Venture Company during 2013 to serve as its import and export trading platform in China.

Income Taxes

On December 31, 2012, tax authority agreed that HSA is exempt from EIT for the years ended December 31, 2012 and 2011 as it is within the agriculture, dairy and fishery sectors.

JFD had been levied with an EIT of 25% in 2011, but JFD’s appealed to the tax authority for a waiver of this tax. On December 31, 2012, tax authority agreed that JFD is exempt from EIT for the years ended December 31, 2012 and 2011 as it is within the agriculture, dairy and fishery sectors.

No EIT has been provided in the financial statements of CA, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the quarter ended March 31, 2013 and 2012 as they are within the agriculture, dairy and fishery sectors.

Gain on extinguishment of debts

The Company entered several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. The Company has reported $552,988 and $255,151 as gain on the extinguishment of debts for the three months ended March 31, 2013 and 2012, respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of March 31, 2013, we had unrestricted cash and cash equivalents of $10,817,922 (see notes to the consolidated financial statements), and our working capital as of March 31, 2013 was $136,158,920.

As of March 31, 2013, our total contractual obligations are as follows:

Contractual Obligations	Less than one year	1- 3 years	3-5 years	More than 5 years
Short-term bank loan	0	$3,190,352	0	0
Long term debts	0	0	$175,469	0
Convertible notes and promissory notes	5,915,423	0	0	0

Cash provided by operating activities totaled $4,257,374 for the quarter ended March 31, 2013. This compares with cash provided by operating activities totaling $4,996,624 for the quarter ended March 31, 2012. The decrease in cash inflows from operations primarily resulted from increase in other payables of $8,531,754 and increase in accounts payable and accrued expenses of $1,562,679 as compared with increase in other payables of $12,273,088 and decrease in accounts receivable of $2,387,345 for the quarter ended March 31, 2012.

Cash used in investing activities totaled $(638,192) for the quarter ended March 31, 2013. This compares with cash provided by investing activities totaling $(4,542,038) for the quarter ended March 31, 2012. The decrease in cash outflows from investing activities primarily resulted from only acquisition of property and equipment of $(126,182) as compared with payment for construction in progress of $(669,461), acquisition of proprietary technologies of $(1,500,000), business combination of $(1,288,865), and investment in unconsolidated equity investee of $(1,076,489) for the quarter ended March 31, 2012.

Cash used in financing activities totaled $(951,308) for the quarter ended March 31, 2013. This compares with cash provided by financing activities totaling $3,190,098 for the quarter ended March 31, 2012. The increase in cash outflow from investing activities primarily resulted from payment of dividend of $951,308 as compared with cash inflow from non-controlling contribution of $3,324,729 for the quarter ended March 31, 2012.

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

As of the Quarter ended March 31, 2013, we had no other significant transactions that may affect our cash/liquidity other than the seasonal variation effects mentioned earlier and the fact that the Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

We have consistently adopted consolidated financial statements prepared in accordance with US GAAP for preparing our consolidated accounts whereby all material inter-company transactions and balances have been eliminated in consolidation. Any acquisition or disposal of companies are included in the consolidated financials from the effective date of acquisition or disposal.

Our reporting currency is US dollars whilst our function currency is Renminbi, and translation gains or losses are reported in the Consolidated Financial Statements.

BASIS OF CONSOLIDATION

Our consolidated financial statement are prepared on a Consolidation Basis according to U.S. GAAP and comprise the financials statement of SIAF and its subsidiaries on an accrual basis, namely CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated and results of any acquisitions or disposals are included in consolidation. Any acquisition or disposal of companies are included in the consolidated financials from the effective date of acquisition or disposal.

BUSINESS COMBINATIONS

We have consistently adopted Business Combinations according to U.S. GAAP to account for any acquisition or disposal so that identified assets and liabilities, non-controlling interests, goodwill, contractual and non-contractual contingencies are fairly reported. Please refer to note to financial statement for BUSINESS COMBINATIONS.

NON - CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS

We have consistently adopted the accounting pronouncement on Non-Controlling Interests In Consolidated

Financial Statement for non-controlling interests in a subsidiary and for deconsolidation of a subsidiary on an accrual basis according to U.S. GAAP. Please refer to notes to financial statements for NON CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS.

USE OF ESTIMATES

We have always used our judgment to arrive at Estimates on an accrual basis according to U.S. GAAP and as regards useful lives of assets, provision of diminution in value of assets including inventory, impairment tests of long-lived assets, estimates of tax liabilities. Actual results could differ from the estimates. Please refer to notes to financial statements for USE OF ESTIMATES.

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

REVENUE RECOGNITION

We have consistently accounted for Revenue Recognition on the accrual basis according to U.S. GAAP and in accordance with ASC 605 with respect to our adapted revenue recognition policies in respect of the sale of our products and services, license fee, government grants, fixed price contracts, percentage of completion method of contracts, consultancy contracts, warranties and related contracts. Please refer to notes to financial statements on REVENUE RECOGNITION.

COST OF GOODS SOLD

We have consistently accounted for Cost of Goods Sold on an accrual according to U.S. GAAP. Cost of Goods sold comprises direct purchase cost of merchandise and related charges and levies. Please refer to notes to financial statements on COST OF GOODS SOLD.

SHIPPING AND HANDLING

We have consistently accounted for Shipping and Handling Costs in general and administrative expenses on an accrual basis according to U.S. GAAP. Please refer to notes to financial statements on SHIPPING AND HANDLING.

ADVERTISING

We have consistently accounted for advertising costs in general and administrative expenses on an accrual basis according to U.S. GAAP. Please refer to notes to financial statements on ADVERTISING.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

We have always accounts for Foreign Currency Translation and Other Comprehensive Income according to GAAP. We have accounted for results of the Company under its reporting currency, the US dollar. Our functional currency is Chinese Renminbi. Balance sheet assets and liabilities are translated in U.S. dollars at the exchange rates on balance sheet date, shareholders’ equity at historical rates and items in income and cash flow statements at average rate for the period. Translation adjustments are included and accumulated as other comprehensive income in the statement of equity. Transaction gains and losses from exchange rate fluctuations are included in the statement of income and comprehensive income as incurred Please refer to notes to financial statements on FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME.

CASH AND CASH EQUIVALENTS

We have consistently accounted for Cash and Cash Equivalents according to U.S. GAAP. All highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Please refer to notes to financial statements on CASH AND CASH EQUIVALENTS.

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

ACCOUNTS RECEIVABLE

We have consistently accounted for Accounts Receivables according to U.S. GAAP. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Provision for diminution in value is made where potential credit losses are recognized. We were not required to make any provision for diminution in value and no bad debts were written off. Please refer to notes to financial statements on ACCOUNTS RECEIVABLE.

INVENTORIES

We have consistently accounted for Inventories according to U.S. GAAP. All inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value, Cost included in bringing products to its location and conditions include ram materials purchase price of raw materials, manufactured finished goods and work-in-progress (direct material, labor and portion of manufacturing overhead excluding borrowing) and retail and wholesale merchandised finished goods at purchase cost on a weighted average basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale. Please refer to notes to financial statements on INVENTORIES.

Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Costs incurred in bringing each product to its location and conditions are accounted for as follows:

•	raw materials - purchase cost on a weighted average basis;
•	manufactured finished goods and work-in-progress - cost of direct materials and labor and a proportion of manufacturing overhead based on normal operation capacity but excluding borrowing costs; and
•	retail and wholesale merchandise finished goods - purchase cost on a weighted average basis.

Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and the estimated costs necessary to make the sale.

PROPERTY AND EQUIPMENT

We have consistently accounted for Property and Equipment according to U.S. GAAP. Property and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. The assets’ residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at the end of each year.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets as follows:

Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 -20 years
Mature seed	20 years
Furniture and equipment	2.5 - 10 years
Motor vehicles	5 -10 years

Any property and equipment sold is removed from the accounts upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on disposal of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in the consolidated statements of income in the period the item is disposed. Please refer to notes to financial statements under PROPERTY AND EQUIPMENT.

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

PROPRIETARY TECHNOLOGIES

We have consistently accounted for Proprietary Technologies according to U.S. GAAP, and as required by ASC Topic 350 “Intangible - Goodwill and Other”, the Company uses a fair-value-based approach to test for impairment. The Company has determined that technological feasibility is established at the time a working model of products is completed. Master license of stock feed manufacturing technology was acquired and the costs of acquisition were capitalized as proprietary technologies when technological feasibility had been established. Proprietary technologies are intangible assets of finite lives. Proprietary technologies are amortized using the straight line method over their estimated lives of 25 years. Please refer to notes to the financial statements under PROPRIETARY TECHNOLOGIES.

CONSTRUCTION IN PROGRESS

We have consistently accounted for Construction In Progress (CIP) according to U.S. GAAP. CIP represent direct costs of construction as well as acquisition and design fees incurred. These costs are capitalized and transferred to property and equipment when all activities necessary to prepare the assets for their intended use are completed. No depreciation is provided for CIP. Please refer to notes to the financial statements under CONSTRUCTION IN PROGRESS.

LAND USE RIGHTS

We have consistently accounted for Land Use Right according to U.S. GAAP. Land use rights represent acquisition of land use right rights of agriculture land from farmers and are amortized on the straight line basis over the respective lease periods. The lease period of agriculture land is in the range from 30 years to 60 years. Land use rights purchase prices were determined in accordance with the 2007 PRC Government’s minimum lease payments of agriculture land and mutually agreed between the company and the vendors. No independent professional appraiser performed a valuation of land use rights at the balance sheet dates. Please refer to notes to the financial statements under LAND USE RIGHTS.

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

CORPORATE JOINT VENTURE

We have consistently accounted for CORPORATE JOINT VENTURE according to U.S. GAAP. Investee entities, in which the Company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the company’s share of the earnings or losses of these companies is included in net income. Please refer to notes to the financial statements under CORPORATE JOINT VENTURE.

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

VARIABLE INTEREST ENTITY

We have consistently accounted for VARIABLE INTEREST ENTITY according to U.S. GAAP. A variable interest entity (VIE) is an entity where the Company owns less than a majority-owned interest, and is subject to consolidation if a VIE is an entity meeting one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation.

(a)	equity-at-risk is not sufficient to support the entity's activities
(b)	As a group, the equity-at-risk holders cannot control the entity; or
(c)	The economics do not coincide with the voting interest

If the Company is the primary beneficiary of a VIE, the holdings must be disclosed on the balance sheet. The primary beneficiary is defined as the person or company with the majority of variable interests. Please refer to notes to the financial statements under VARIABLE INTEREST ENTITY.

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

We have consistently accounted for Treasury Stock according to U.S. GAAP. Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30. Treasury stock consists of a Company’s own stock which has been issued, but is subsequently reacquired by the Company. Treasury stock does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive cash dividends. Please refer to notes to financial statements under TREASURY STOCK.

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

INCOME TAXES

We have consistently accounted for Income Taxes according to U.S. GAAP under ASC 740 “Accounting for Income Taxes, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Please refer to notes to the financial statement under INCOME TAXES

The provision for income tax is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred taxes area accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

We have consistently accounted for Impairment Of Long-Lived Assets and Intangibles according to U.S. GAAP under ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We review the carrying amount of long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2013 and December 31, 2012, the Company determined no impairment charges were necessary. Please refer to notes to the financial statements under IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS.

EARNINGS PER SHARE

We have consistently accounted for Earning Per Share according to U.S. GAAP under ASC Topic 260 “Earning per Share”, Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Please refer to notes to the financial statements under EARNINGS PER SHARE.

For the three months ended March 31, 2013 and 2012, basic earnings per share attributable to the Company’s common stockholders amounted to $0.16 and $0.08 respectively. For the three months ended March 31, 2013 and 2012, diluted earnings per share attributable to the Company’s common stockholders amounted to $0.14 and $0.07, respectively.

FOREIGN CURRENCY TRANSLATION

We have consistently accounted for Foreign Currency Translation according to U.S. GAAP. The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the Chinese Renminbi (RMB). For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholder equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Please refer to notes to the financial statements under FOREIGN CURRENCY TRANSLATION.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31, 2013 and December 31, 2012 were translated at RMB6.27 to $1.00 and RMB6.29 to $1.00, respectively.

The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended March 31, 2013 and March 31, 2012 were RMB6.28 to $1.00 and RMB6.30 to $1.00, respectively.

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

Below is a reconciliation of reported EPS to non - GAAP measure EPS for the quarter ended 2013 and 2012:

Consolidated results	Quarter 1, 2013	Quarter 1, 2012
Diluted net earnings per share (EPS)	$0.16	$0.08
Translational impact (a)	$(0.01)	$0.01
Non - GAAP measure EPS	$0.15	$0.09
Non - GAAP measure EPS growth rate (b)	67%	-

(a)	Translation impact is the difference between reported EPS and using non -GAAP measure.
(b)	Calculated as a percentage of growth from the prior year's reported EPS.

ACCUMULATED OTHER COMPREHENSIVE INCOME

We have consistently accounted for Accumulated Other Comprehensive Income according to U.S. GAAP under ASC Topic 220 “Comprehensive Income” for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments. Please refer to notes to financial statements under Accumulated Other Comprehensive Income.

RETIREMENT BENEFIT COSTS

We have consistently accounted for Retirement Benefit Cost according to U.S. GAAP. The employees of the company participate in PRC state managed retirement benefit programs (defined contribution plans) and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution. Please refer to notes to the financial statements under Retirement Benefit Costs.

STOCK-BASED COMPENSATION

We have consistently accounted for STOCK-BASED COMPENSATION according to U.S. GAAP by adapting both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50,”Equity-Based Payments to Non-Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period. Please refer to notes to the financial statements under STOCK-BASED COMPENSATION.

FAIR value of financial instruments

We have consistently accounted for Fair Value of Financial Instrument according to U.S. GAAP and we follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. Please refer to notes to the financial statements under FAIR VALUE OF FINANCIAL INSTRUMENTS.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently as the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2013 or December 31, 2012, nor gains or losses are reported in the statements of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended March 31, 2013 or March 31, 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2013 or December 31, 2012, nor gains or losses are reported in the statements of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended March 31, 2013 or March 31, 2012.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

We highlight the following updates:

•                     In July 2012, the FASB issued Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. Please refer to the notes to the financial statements under NEW ACCOUNTING PRONOUNCEMENTS.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this quarterly report, we issued an aggregate of 10,344,738 shares of our common stock to 4 Chinese persons. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Section 4(2). The shares were issued in consideration for extinguishment of debt in the aggregate amount of $5,678,374 based on a price of the common stock of an average of approximately $0.55 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

 None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer +
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

+filed herewith

* submitted herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

May 15, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 15, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

May 15, 2013	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Marketing Officer and Director

May 15, 2013	By:	/s/ CHEN BORHANN
Chen BorHann
Corporate Secretary and Director

May 15, 2013	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

May 15, 2013	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg
Director

