Form 10-Q
period 2013-06-30
Sino Agro Food, Inc.
filed 2013-08-19
CIK 1488419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
61 Broadway, 32ndFloor
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

As of August 13, 2013, there were 124,521,036 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE SIX MONTHS ENDED JUNE 30, 2013

INDEX TO QUARTERLY FINANCIAL REPORT

PAGE

CONSOLIDATED BALANCE SHEETS	F - 1

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	F - 2

CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F - 4 - F - 38

SINO AGRO FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$9,391,449	$8,424,265
Inventories	18,887,433	17,114,755
Cost and estimated earnings in excess of billings on uncompleted contracts	1,286,775	2,336,880
Deposits and prepaid expenses	52,091,997	47,308,857
Accounts receivable, net of allowance for doubtful accounts	82,373,870	52,948,350
Other receivables	6,374,272	5,954,248
Total current assets	170,405,796	134,087,355
Property and equipment
Property and equipment, net of accumulated depreciation	21,019,253	19,946,302
Construction in progress	38,089,142	24,492,510
Land use rights, net of accumulated amortization	56,379,855	55,733,246
Total property and equipment	115,488,250	100,172,058
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	7,906,667	8,114,624
License rights	1	1
Total other assets	8,631,608	8,839,565

Total assets	$294,525,654	$243,098,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,368,834	$5,762,643
Billings in excess of costs and estimated earnings on uncompleted contracts	922,375	2,790,084
Due to a director	3,257,085	3,345,803
Dividends payable	-	951,308
Other payables	10,259,178	6,654,478
Short term bank loan	2,265,849	3,181,927
	25,073,321	22,686,243
Non-current liabilities
Deferred dividends payable	3,146,987	3,146,987
Long term debts	178,031	175,006
	3,325,018	3,321,993
Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 0 share issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)
Series A preferred stock: $0.001 par value	-	-
(100 shares designated, 100 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)
Series B convertible preferred stock: $0.001 par value)	7,000	10,000
(10,000,000 shares designated, 7,000,000 and 10,000,000 shares issued and outstanding) as of June 30, 2013 and December 31, 2012, respectively)
Series F Non-convertible preferred stock: $0.001 par value)
(1,000,000 shares designated, 0 shares issued and outstanding) as of June 30, 2013 and December 31, 2012, respectively)
Common stock: $0.001 par value	120,174	100,005
(130,000,000 shares authorized, 120,173,827 and 100,004,850 shares issued and oustanding as of June 30, 2013 and December 31, 2012, respectively)
Additional paid - in capital	100,615,051	91,216,428
Retained earnings	134,574,019	103,864,308
Accumulated other comprehensive income	5,139,044	3,868,274
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	239,205,288	197,809,015
Non - controlling interest	26,922,027	19,281,727
Total stockholders' equity	266,127,315	217,090,742
Total liabilities and stockholders' equity	$294,525,654	$243,098,978

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$54,400,329	$25,348,287	$109,508,080	$41,328,303
Cost of goods sold	35,009,882	11,790,039	68,594,816	19,756,463
Gross profit	19,390,447	13,558,248	40,913,264	21,571,840
General and administrative expenses	(1,608,304)	(2,735,677)	(3,813,692)	(4,957,999)
Net income from operations	17,782,143	10,822,571	37,099,572	16,613,841
Other income
Government grant	-	-	79,759	79,401
Other income	47,718	20,797	65,907	436,649
Gain on extinguishment of debts	498,025	562,361	1,051,013	817,513
Interest expense	(54,958)	-	(112,010)	-
Net income	490,785	583,158	1,084,669	1,333,563
Net income before income taxes	18,272,928	11,405,729	38,184,241	17,947,404
Provision for income taxes	-	-	-	-
Net income	18,272,928	11,405,729	38,184,241	17,947,404
Less: Net (income) loss attributable to the non - controlling interest	(3,941,988)	(1,115,707)	(7,474,529)	(1,985,920)
Net income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries	14,330,940	10,290,022	30,709,712	15,961,484
Other comprehensive income
Foreign currency translation gain	1,728,409	(73,645)	1,436,541	546,712
Comprehensive income	16,059,349	10,216,377	32,146,253	16,508,196
Less: other comprehensive (income) loss attributable to the non - controlling interest	(217,553)	23,878	(165,771)	(131,211)
Comprehensive income attributable to
Sino Agro Food, Inc. and subsidiaries	$15,841,796	$10,240,255	$31,980,482	$16,376,985
Earnings per share attributable to Sino Agro Food, Inc.
and subsidiaries common stockholders:
Basic	$0.13	$0.14	$0.28	$0.22
Diluted	$0.12	$0.13	$0.27	$0.20
Weighted average number of shares outstanding:
Basic	115,366,595	73,836,392	110,403,819	71,312,129
Diluted	122,366,595	80,836,392	117,403,819	78,312,129

SINO AGRO FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
		(Restated)
Cash flows from operating activities
Net income	$38,184,241	$17,947,404
Adjustments to reconcile net income to net cash from operations:
Depreciation	638,671	183,154
Amortization	976,294	1,138,176
Common stock issued for services	181,200	2,139,057
Gain on extinguishment of debts	(1,051,013)	(817,513)
Changes in operating assets and liabilities:
Increase in inventories	(1,842,406)	(4,618,431)
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts	1,050,105	(1,966,711)
Increase in deposits and prepaid expenses	(4,783,140)	(10,893,566)
Increase in due to a director	8,264,907	346,076
Increase (decrease) in accounts payable and accrued expenses	2,606,191	(509,997)
(Decrease) increase in other payables	3,608,856	9,426,533
(Increase) decrease in accounts receivable	(29,425,520)	(5,173,526)
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(1,867,709)	578,889
Decrease in amount due to related parties	-	(52,321)
Increase in other receivables	(420,024)	(839,683)
Net cash provided by operating activities	16,120,653	9,887,541
Cash flows from investing activities
Purchases of property and equipment	(490,323)	(20,423)
Acquisition of proprietary technologies	-	(1,500,000)
Acquisition of land use rights	(490,323)	-
Investment in unconsolidated equity investee	-	(1,076,489)
Business combination of a subsidiary		(2,499,184)
Payment for construction in progress	(13,596,632)	(6,626,688)
Net cash used in investing activities	(14,086,955)	(11,722,784)
Cash flows from financing activities
Non - controlling interest contribution	-	1,806,664
Dividends paid	(951,308)	(134,631)
Net cash (used in) provided by financing activities	(951,308)	1,672,033
Effects on exchange rate changes on cash	(115,206)	1,467,667
Increase in cash and cash equivalents	967,184	1,304,457
Cash and cash equivalents, beginning of period	8,424,265	1,387,908
Cash and cash equivalents, end of period	$9,391,449	$2,692,365
Supplementary disclosures of cash flow information:
Cash paid for interest	$112,010	-
Cash paid for income taxes	-	-
Non - cash transactions
Common stock issued for settlement of debts	$9,404,638	$2,373,992
Series B Convertible preferred shares cancelled	$(3,000)	$-

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. During the quarter ended June 30, 2013, MEIJI further invested $400,000 in JHMC, respectively.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. During the quarter ended June 30, 2013, MEIJI and SJAP further invested $280,000 and $719,100 in HSA, respectively.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31.2012: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2012:100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2012:100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (12.31.2012: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Meiji Limited ("MEIJI")	Macau, PRC	100% (12.31.2012: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (12.31.2012: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	PRC	75% (12.31.2012: 75%) directly	Hylocereus Undatus Plantation ("HU Plantation").

Jiang Men City A Power Fishery Development Co., Limited ("JFD")	PRC	75% (12.31.2012: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited ("JHMC")	PRC	75% (12.31.2012: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	PRC	26% directly and 50% indirectly (12.31.2012: 26% directly and 50% indirectly)	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2012: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Enping City Bi Tao A Power Prawn Culture Development Co., Limited ("EBAPCD") (pending approval)	PRC	25% (12.31.2012: 25% indirectly)	Prawn cultivation

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA and APWAM and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $6,429, $1,113, $2,151 and $0 for the three months and the six months ended June 30, 2013 and 2012, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $542, $2,849, $542 and $3,167 for the three months and the six months ended June 30, 2013 and 2012, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $5,139,044 as of June 30, 2013 and $ 3,875,101 as of December 31, 2012. The balance sheet amounts with the exception of equity as of June 30, 2013 and December 31, 2012 were translated using an exchange rate of RMB 6.18 to $1.00 and RMB 6.29 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the three months ended June 30, 2013 and 2012 were RMB 6.24 to $1.00 and RMB 6.31 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of June 30, 2013 and December 31, 2012 is $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of June 30, 2013 and December 31, 2012 amounted to $9,274,048 and $8,403,458, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts. Accounts receivable are derived from revenue earned from customers located primarily in the PRC. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Customer A	26.94%	12.76%	18.57%	7.82%
Customer B	-	25.65%	16.71%	21.85%
Customer C	12.51%	14.44%	12.32%	12.21%
Customer D	8.90%	-	10.09%	11.87%
Customer E	-	-	8.20%	-
Customer F	-	18.99%	-	20.63%
Customer G	-	8.21%	-	-
Customer H	7.98%
Customer I	7.86%
	64.19%	80.05%	65.89%	74.38%

	Segment	Amount
Customer A	Fishery Development Division	$20,338,677
Customer B	Fishery Development Division	$18,293,639
Customer C	Organic Fertilizer and Bread Grass Division	$13,494,997
Customer D	Fishery Development Division	$11,051,367

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2.26	CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	June 30, 2013	December 31, 2012

Customer A	15.21%	11.14%
Customer B	15.01%	14.32%
Customer C	12.03%	9.94%
Customer D	11.69%	18.18%
Customer E	8.26%	8.23%
	62.20%	61.81%

As of June 30, 2013, amounts due from customers A, B, C and D are $12,529258, $12,365,914, $9,908,296 and $9,628.321, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2013 and December 31, 2012, the Company determined no impairment charges were necessary.

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

For the three months ended June 30, 2013 and 2012, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.13 and $0.14, respectively. For the three months ended June 30, 2013 and 2012, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.12 and $0.13, respectively

For the six months ended June 30, 2013 and 2012, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.28 and $0.22, respectively. For the six months ended June 30, 2013 and 2012, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.27 and $0.20, respectively

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2013 or December 31, 2012, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended June 30, 2013 or June 31, 2012.

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

For the three months ended June 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$17,904,106	$3,554,986	$16,946,378	$6,421,161	9,573,698	$54,400,329

Net income (loss)	$2,898,600	$2,452,706	$5,679,317	$929,277	$2,371,040	$14,330,940

Total assets	$67,526,143	$38,726,053	$120,479,483	$41,542,654	$26,251,321	$294,525,654

For the three months ended June 30, 2012
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$15,799,765	$2,081,863	$3,684,693	$1,781,966	$-	$25,348,287

Net income (loss)	$8,321,886	$1,117,450	$469,629	$461,438	$(80,381)	$10,290,022

Total assets	$59,793,491	$27,151,644	$71,872,466	$9,791,026	$14,721,073	$183,329,700

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION

	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$42,122,633	$3,554,986	$31,824,277	$14,783,718	17,222,466	$109,508,080

Net income (loss)	$11,053,353	$2,211,567	$9,342,579	$3,369,881	$4,732,332	$30,709,712

Total assets	$67,526,143	$38,726,053	$120,479,483	$41,542,654	$26,251,321	$294,525,654

For the six months ended June 30, 2012

	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$26,894,373	$2,081,863	$9,628,641	$2,723,426	$-	$41,328,303

Net income (loss)	$13,592,472	$1,090,577	$1,035,018	$1,186,596	$(943,177)	$15,961,484

Total assets	$59,793,491	$27,151,644	$71,872,466	$9,791,026	$14,721,073	$183,329,700

Note
(1)	Operated by Capital Award, Inc. and Jiangmen City A Power Fishery Development Co. Ltd.
(2)	Operated by Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.
(3)	Operated by Qinghai Sanjiang A Power Agriculture Co. Ltd, A Power Agro Agriculture Development (Macau)Limited and Hunan Shenghua A Power Agriculture Co., Limited.
(4)	Operated by Jiangmen City Hang Mei Cattle Farm Development Co. Ltd and Macau Meiji Limited.
(5)	Operated by Sino Agro Food, Inc.

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

United States of America

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon.

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

No EIT has been provided in the financial statements of CA, ZX, JHST, JHMC, HSA and SJAP since they are exempt from EIT for the six months ended June 30, 2013 and 2012 as they are within the agriculture, dairy and fishery sectors.

On December 31, 2012, Tax authority agreed that HSA and JFD were exempt from EIT since January 1, 2011 as both companies are within the agriculture, dairy and fishery sectors.

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

As a result, neither Belize nor Malaysia corporate tax is provided for in the consolidated financial statements of CA for the six months ended June 30, 2013 and 2012.

Hong Kong
No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits for the six months ended June 30, 2013 and 2012.

Macau

No Macau Corporation tax has been provided in the consolidated financial statements of HYT, APWAM and MEIJI since these entities did not earn any assessable profits for the six months ended June 30, 2013 and 2012.

No deferred tax assets and liabilities are of June 30, 2013 and December 31, 2012 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES (CONTINUED)

Provision for income taxes is as follows:

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Income tax provision
- SIAF	$-	$-	$-	$-
- CA, CS and CH	-	-	-	-
- TRW	-	-	-	-
- MEIJI and APWAM	-	-	-	-
- JHST, JHMC, JFD, HSA and SJAP	-	-	-	-
Deferred tax provision	-	-	-	-
	$-	$-	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the six months ended June 30, 2013 and 2012.The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

5.	CASH AND CASH EQUIVALENTS

	June 30, 2013	December 31, 2012

Cash and bank balances	$9,391,449	$8,424,265

6.	INVENTORIES

As of June 30, 2013, inventories are as follows:

	June 30, 2013	December 31, 2012

Sleepy cods and eels	$5,432,990	$4,612,090
Bread grass	709,366	1,473,653
Beef cattle	2,985,965	2,569,659
Organic fertilizer	702,836	737,166
Forage for cattle and consumable	3,144,896	278,900
Raw materials for bread grass and organic fertilizer	5,237,102	6,765,536
Unharvested HU plantation	674,278	-
Immature seeds	-	677,751
	$18,887,433	$17,114,755

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS AND PREPAID EXPENSES

The Company made temporary deposit payments for equity investments in the future development of a prawn farm hatchery and a prawn farm nursery.

	June 30, 2013	December 31, 2012

Deposits for
- purchases of equipment	$2,059,776	$318,192
- acquisition of land use rights	7,826,508	7,826,508
- inventories purchases	4,940,767	2,228,854
- aquaculture contract	6,022,708	7,062,600
- building materials	1,281,935	2,000,000
- proprietary technologies	2,254,839	2,254,839
- construction in progress	19,658,537	14,423,021
Miscellaneous	251,657	4,892,258
Shares issued for employee compensation and overseas professional	90,600	271,800
Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies	7,704,670	6,030,785
	52,091,997	47,308,857

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2013 and December 31, 2012. Bad debts written off for the three months ended and six months ended June 30, 2013 and 2012 are $0.

Aging analysis of accounts receivable is as follows:

	June 30, 2013	December 31, 2012

0 - 30 days past due	$25,564,050	$10,813,981
31 - 90 days past due	40,853,659	27,784,784
91 - 120 days past due	15,251,513	6,866,842
over 120 days and less than 1 year past due	704,648	7,482,743
over 1 year past due	-	-
	82,373,870	52,948,350

9.	OTHER RECEIVABLES

	June 30,2013	December 31, 2012

Cash advances paid as consideration to acquire investments.	$4,657,728	$4,657,728
Advanced to employees	206,046	166,722
Advanced to suppliers	573,001	205,088
Miscellaneous	937,497	924,710
	$6,374,272	$5,954,248

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	PLANT AND EQUIPMENT

	June 30, 2013	December 31, 2012

Plant and machinery	$3,681,644	$3,681,644
Structure and leasehold improvements	15,446,062	15,446,062
Mature seeds	2,660,357	1,369,626
Furniture and equipment	633,370	212,479
Motor vehicles	277,513	277,513
	22,698,946	20,987,324

Less: Accumulated depreciation	(1,679,693)	(1,041,022)
Net booking value	21,019,253	19,946,302

Depreciation expense was $331,596 and $125,530 for the three months ended June 30, 2013 and 2012, respectively.
Depreciation expense was $638,671 and $183,154 for the six months ended June 30, 2013 and 2012, respectively.

11.	CONSTRUCTION IN PROGRESS

	June 30, 2013	December 31, 2012

Construction in progress
- Oven room for production of dried flowers	$828,905	$828,905
- Office, warehouse and organic fertilizer plant in H S A	10,450,518	10,450,518
- Organic fertilizer and bread grass production plant and office buildingin SJAP	13,228,105	7,921,105
- Rangeland for beef cattle and office building in Enping	5,291,982	5,291,982
- Cattle houses, office building and staff quarter in SJAP	8,289,632	-
	$38,089,142	$24,492,510

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the PRC. Instead, the Company has leased five lots of land. The cost of the first lot of land use rights acquired in 2007 in Guangdong Province was $6,408,289 and consists of 180.23 acres with the lease expiring in 2067. The cost of the second lot of land use rights acquired in 2008 in Guangdong Province was $764,128, which consists of31.84 acres with the lease expiring in 2068. The cost of the third lot of land use rights acquired in 2011 was $7,042,831, which consists of 52.46 acres in Guangdong Province, with the lease expiring in 2037. The cost of the fourth lot of land use rights acquired in 2011 was $35,405,750 which consisted of 287.21 acres in the Hunan Province, PRC and the leases expire in 2051, 2054 and 2071. The cost of the fifth lot of land use rights acquired in 2012 was $528,240 which consisted of 21.09 acres in  Qinghai Province, PRC and the leases expire in 2051. The cost of the sixth lot of land use rights acquired in 2013 was $528,240 which consisted of 41.80 acres in Guangdong Province, PRC and the leases expire in 2051.

	June 30, 2013	December 31,2012

Cost	$60,045,896	$58,630,950
Less: Accumulated amortisation	(3,666,041)	(2,897,704)
Net carrying amount	$56,379,855	$55,733,246

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years.

Amortization of land use rights was $539,677 and $642,905 for the three months ended June 30, 2013 and 2012, respectively. Amortization of land use rights was $768,337 and $944,176 for the three months ended June 30, 2013 and 2012, respectively.

13.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On March 6, 2012 MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattle for $1,500,000.

	June 30, 2013	December 31, 2012
	$	$

Cost	9,512,258	9,512,258
Less: Accumulated amortization	(1,605,591)	(1,397,634)
Net carrying amount	7,906,667	8,114,624

Amortization of proprietary technologies was $98,750 and $145,500 for the three months ended June 30, 2013 and 2012, respectively. Amortization of proprietary technologies was $207,957 and $194,000 for the six months ended June 30, 2013 and 2012, respectively. No impairments of proprietary technologies have been identified for the three months ended and the six months ended June 30, 2013 and 2012.

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	June 30, 2013	December 31, 2012

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

15.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the People’s Republic of China. As of June 30, 2013, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2013, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

17.	OTHER PAYABLES

	June 30, 2013	December 31, 2012

Due to third parties	$664,865	$877,259
Promissory notes issued to third parties	4,477,414	3,352,394
Convertible notes payable	-	232,000
Due to local government	2,192,825	2,192,825
Miscellaneous	2,924,074	-
	$10,259,178	$6,654,478

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

18.	CONSTRUCTION CONTRACT

(i)	Cost and estimated earnings in excess of billings on uncompleted contracts
	June 30, 2013	December 31, 2012

Cost	$2,505,402	$3,755,046
Estimated earnings	4,746,626	8,307,452
Less: Billings	(5,965,253)	(9,725,618)
Costs and estimated earnings in excess of billings on uncompleted contract	$1,286,775	$2,336,880

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CONSTRUCTION CONTRACT (CONTINUED)

(ii)	Cost and estimated earnings in excess of billings on uncompleted contracts

	June 30, 2013	December 31, 2012

Billings	$14,916,618	$9,810,427
Less: Cost	(4,302,086)	(1,886,705)
Estimated earnings	(9,692,157)	(5,133,638)
Billing in excess of costs and estimated earnings on uncompleted contract	$922,375	$2,790,084

(iii)	Overall

	June 30, 2013	December 31, 2012
Cost	$6,807,488	$5,641,751
Estimated earnings	14,438,783	13,441,090
Less: Billings	(20,881,871)	(19,536,045)
Cost and estimated earnings in excess of billings on uncompleted contract/(Billing in excess of Costs and estimated earnings on uncompleted contract)	$364,400	$(453,204)

19.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of bank	Interest rate	Term	June 30, 2013		December 31, 2012
Agricultural Bank of China	6%	August 8, 2012 - August 29, 2013
Huangyuan County Branch,
Xining , Qinghai Province,
P.R.C.			$2,265,849	^*	$3,181,927

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $515,186.

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	BORROWINGS (CONTINUED)

Long term debts

Name of lender	Interest rate	Term	June 30, 2013	December 31, 2012

Gan Guo Village Committee	12.22%	June 2012 - June 2017
Bo Huang Town
Huangyuan County,
Xining City,
Qinghai Province, P.R.C.			$178,031	$175,006

20.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of June 30, 2013 and December 31, 2012 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as at that date.

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

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	SHAREHOLDERS’ EQUITY (CONTINUED)

There were 7,000,000 shares and 10,000,000 shares of Series B convertible preferred stock issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

The Series F Non-Convertible preferred stock:

On August 13, 2012, the Company designated 1,000,000 shares of preferred stock with a par value per share of $0.001 as Series F Non-Convertible Preferred Stock with a face value of $1.00 per share with 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012.

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

During the year ended December 31, 2012, the Company issued (i) 32,064,588 shares of common stock for 18,193,714 at values ranging from $0.40 to $0.71 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts under other income of $552,988 have been credited to consolidated statements of income as other income for the year ended December 31, 2012; and (ii) 906,000 shares of common stock valued to employees at fair value of $0.40 per share for $362,400 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.40 per share.

During the three months ended June 30, 2013, the Company issued 9,824,239 shares of common stock for $4,777,277 at values ranging from $0.37 to $0.49 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $498,025 and $562,361 has been credited to consolidated statements of income as other income for the three months ended June 30, 2013 and 2012, respectively.

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	SHAREHOLDERS’ EQUITY (CONTINUED)

During the six months ended June 30, 2013, the Company issued 20,168.977 shares of common stock for $10,793,415 at values ranging from $0.37 to $0.527 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $1,051,013 and $817,513 has been credited to consolidated statements of income as other income for the six months ended June 30, 2013 and 2012, respectively. On March 28, 2013, the Company filed a prospectus related to a public offering of Common Stock of the Company for maximum aggregate gross proceeds of $26,250,000 within a period not to exceed 180 days from the date of this prospectus.

During the six months ended June 30, 2012, the Company issued 20,168,977 shares of common stock for $6,946,250 at values ranging from $0.37 to $0.527 per share to settle debts due to third parties.

The Company has common stock of 120,173,827 and 100,004,850 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

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

As of June 30, 2013, there was $0 principal outstanding and accrued interest in the amount of $0 that was owed under the terms of the promissory notes. The Company has recorded these amounts as payable by the Company with a corresponding asset represented by the value of the shares of the Company held by the custodian as of June 30, 2013.

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2013, the following share purchase warrants were outstanding and exercisable:

Expiry date	Exercise date	June 30, 2013

April 9, 2013	$0.50	0

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	June 30, 2013	Exercise price
Number of warrants outstanding as of January 1, 2013	-	-
Issued	385,000	$0.50
Exercised	-	-
Expired	(385,000)	-
Number of warrants outstanding as of June 30, 2013	-

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $512 in Enping City, Guangdong Province, PRC, its lease expiring on March 31, 2014; (ii)5,081 square feet of office space in Guangzhou City, Guangdong Province, PRC for a monthly rent of $11,838, its lease expiring on July 8, 2014; and (iii) 1,555 square feet each for two staff quarter in Linli District, Hunan Province, PRC for a monthly rent of $159, its lease expiring on January 23, 2013 and May 1, 2014.

Lease expense was $38,002 and $14,150 for the three months ended June 30, 2013 and 2012, respectively.
Lease expense was $75,052 and $28,300 for the six months ended June 30, 2013 and 2012, respectively.

The future minimum lease payments as of June 30, 2013, are as follows:

June 30, 2013

Year ended December 31,2013	$76,004
Year ended December 31,2014	85,038
Thereafter	-
$161,042

24.	BUSINESS COMBINATION

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

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	BUSINESS COMBINATION (CONTINUED)

Business combination of JFD(Continued)

Second acquisition on January 1, 2012 – 25% additional equity interest in JFD.

The Company allocated the purchase price on the fair value of the assets acquired as of January 1, 2012.

Net assets at fair value acquired:
Property, plant and equipment	$34,919
Construction in progress	4,495,306
Inventory	1,838,337
6,368,562
Less: Other payables	(92,603)
Non-controlling interest	(3,324,729)
25% held by the Company	(1,662,365)
$1,288,865

Satisfied by
Purchase consideration	$1,662,365
Less: Cash acquired	(373,500)
$1,288,865

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	BUSINESS COMBINATION (CONTINUED)

Business combination of JFD (Continued)

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

The Company allocated the purchase price based on the fair value of the assets acquired as of September 30, 2012.

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	BUSINESS COMBINATION (CONTINUED)

Net assets at fair value acquired:
Property, plant and equipment	$512,450
Construction in progress	4,177,007
Inventory	671,429
5,360,886
Less: Non - controlling interest	(1,340,221)
$4,020,665
Satisfied by
Purchase consideration	$4,020,665

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	STOCK BASED COMPENSATION

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

The Company calculated stock based compensation of $2,501,457 and $4,278,114, and recognized $90,600 and $1,069,529, $181,200 and $2,139,058 for the three months  and six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, the deferred compensation balance was $90,600 and the deferred compensation balance of $90,600 was to be amortized over 3 months beginning on July 1, 2013.

26.	CONTINGENCIES

As of June 30, 2013 and December 31, 2012, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and other comprehensive income or cash flows.

27.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $498,025 and $562,361 has been credited to consolidated statements of income as other income for the three months ended June 30, 2013 and 2012, respectively. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $1,051,013 and $817,513 has been credited to consolidated statements of income as other income for the six months ended June 30, 2013 and 2012, respectively.

28.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the six months ended June 30, 2013 and 2012, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman
Included in due to a director, due to Mr. Solomon Yip Kun Lee is  $3,257,085 and $3,345,803 as of June 30, 2013 and December 31, 2012,  respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

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

	Three months ended	Three months ended
	June 30, 2013	June 30, 2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$14,330,940	$10,290,022
Basic earnings per share	$0.12	$0.14

Basic weighted average shares outstanding	115,366,595	73,836,392

	Three months ended June 30, 2013	Three months ended June 30, 2012
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$14,330,940	$10,290,022
Basic earnings per share	$0.12	$0.13

Basic weighted average shares outstanding	115,366,595	73,836,392
Add: weight average Series B Convertible preferred shares outstanding	7,000,000	7,000,000
Diluted weighted average shares outstanding	122,366,595	80,836,392

29.	EARNINGS PER SHARE (CONTINUED)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$30,709,712	$15,961,484
Basic earnings per share	$0.28	$0.22

Basic weighted average shares outstanding	110,403,819	71,312,129

	Six months ended June 30, 2013	Six months ended June 30, 2012

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$30,709,712	$15,961,484
Basic earnings per share	$0.26	$0.20

Basic weighted average shares outstanding	110,403,819	71,312,129
Add: weight average Series B Convertible preferred shares outstanding	8,607,734	7,000,000
Diluted weighted average shares outstanding	119,011,553	78,312,129

For the three months and six months ended June 30, 2013 and 2012, 0 and 457,000 warrants, respectively were not included in include the number of potentially dilutive securities excluded from the calculation of diluted EPS due to anti- because shares issued in respect of the share warrants exercised was from Chinese shareholders as mentioned in note 21.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10–Q (the “Quarterly Report”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2012 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Quarterly Report relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Quarterly Report should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Quarterly Report.

Business Overview, Business Divisions and Progress reports

We introduced our business activity in China in 2006 as an engineering consulting company aiming to and specializing in building agriculture and aquaculture farms and the developments of related business operation using our expertise and knowhow in specific agriculture and aquaculture technologies (e.g., our A Power Re-circulating aquaculture system and technology and our cattle growing feeding and caring technology), engineering designs of, and, management systems for, in-door and outdoor fishery and cattle farms and vegetable farms (based on hydroponic technologies) adaptable to various climate and growing conditions, production of organic, green and natural agriculture produces after having developed many aquaculture fishery farms and cattle farms and related business developments including sales and marketing of produces and products in Australia and Malaysia since 1998.

In all these developments we were the master engineers pioneered the construction and building of farms from bear land into fully operational facilities covering the construction and building of infrastructures, staff quarters, offices, processing facilities, storages, and all related production facilities and their related managements responsible in developing all business activities into effective and efficient operation including all training of personnel.

During the past few years, our Company has matured into a company dedicated to the agriculture and aquaculture industry. We are currently maintaining our operation of the HU Plantation as well as our services in engineering consulting and specializing in the developments of two major products, namely meat derived from the rearing of beef cattle and seafood derived from the growth of fish, prawns (or shrimp) and other marine species having niche markets with revenues generated from activities that we divide into five standalone business divisions or units: (1) Fishery, (2) Cattle, (3) Organic Fertilizer, (4) HU Plantation and (5) Marketing and Trading.

Tables of information: The tables below show:

(1)
Table1Group Corporate Structure as of June 30, 2013, where the boxes marked “Unincorporated project companies” mean that their respective Sino Foreign Joint Venture Company (“SJVC”) has not been formed officially, and that the Company has paida25% deposit as consideration toward their respective acquisitions pending the official formation of their corresponding SJVC scheduled to occur between December 31, 2013 and June 30, 2014, respectively.

(2)	Table (2) shows the abbreviation of the names of the companies.

(3)	Table (3) shows the location of the Company’s businesses

(4)	Table (4) shows the business activities of the Company’s businesses.

SINO AGRO FOOD, INC.

TABLE 1: GROUP CORPORATE STRUCTURE	As of June 30, 2013

TABLE 2: ABBREVIATED NAMES OF THE ENTITIES

#	Abbreviation	Names of entities	Date of formation
		Incorporated Companies
1	SIAF	Sino Agro Food, Inc.	1974
2	CA	Capital Award Inc.	2003
3	MEIJI	Macau EIJI Company Ltd.	2005
4	APWAM	A Power Agro Agriculture Development (Macau) Ltd.	2007
5	TRW	Tri-way Industries Ltd. (Hong Kong)	2009
6	CS	Capital Stage Inc.	2003
7	CH	Capital Hero Inc.	2003
8	JHST or HU Plantation	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	2009
9	JHMC or Cattle Farm 1	Jiangman City Hang Mei Cattle Farm Development Co. Ltd.	2012
10	SJAP	Qinghai Sanjiang A Power Agriculture Co. Ltd.	2009
11	JFD or Fish Farm 1	Jiangmen City A Power Fishery Development Co. Ltd.	2011
12	HSA	Hunan Shenghua A Power Agriculture Co. Ltd.	2011
		Unincorporated Project Companies
13	Wholesale Center 1 or APNW	Guangzhou City A Power Nawei Trading Co. Ltd. China	2012
14	ZSAPP or Prawn Farm 2	Zhongshan A Power Prawn Culture Farms Development Co. Ltd. China	2012
15	EBAPCD or Prawn Farm 1	Enping City A Power Prawn Culture Development Co. Ltd. China	2011
16	Cattle Farm 2	Enping City A Power Beef Cattle Farm 2 Co. Ltd. China	2011

All “Unincorporated Project Companies” are private companies formed in China with Chinese Citizen acting as their legal representatives as required by company law of China. These companies’ names will be changed in accordance with the names granted by the relevant authorities once their corresponding Sino Foreign Joint Venture company will officially have been formed.

TABLE 3:MAP OF THE COMPANY’S ENTITIES

TABLE 4: BUSINESS ACTIVITIES OF THE COMPANY’S ENTITIES

ABBREVIATION	Business activities
SIAF	Engineering consulting (in general types of developments), business management, trading, sales and marketing
CA	Engineering consulting (mainly in development of fishery), management of fishery operation, marketing and sales of fishery produces and products.
MEIJI	Engineering consulting (mainly in cattle farming and vegetable farming), management service and marketing and sales of cattle and related products.
APWAM	Holding Company
TRW	Holding Company and holders of Technology Licenses.
CS	Dormant
CH	Dormant
JHST or HU Plantation	H U Plantation, Immortal Vegetable farming, processing and sales of produces and products.
JHMC or Cattle Farm 1	Growing of cattle at Cattle Farm 1 which is a demonstration farm
SJAP
Existing activities:
Manufacturing of organic fertilizer, bulk and concentrated livestock feed, and rearing of cattle and corporative farming
Expected added activities by 2014
Slaughter and de-boning of cattle and value added processing of beef products
Manufacturing of Enzyme
Electricity generation via Mash Gas Station

JFD or Fish Farm 1	Growing of fish (sleepy cod species), eels (Flower Pattern species) and prawns (or shrimp) at Fish Farm 1
HSA	Existing Activities Manufacturing of organic fertilizer, 100% pure organic mixed fertilizer and lake fish farming organic fertilizer. Expected added activities by 2014 Cattle farming
Wholesale Center 1	Marketing, sales and distribution of seafood and meats and related products.
ZSAPP or Prawn Farm 2	Hatchery and Nursery operation of prawns (or shrimp) Growing of prawns (or shrimp) using open-dams applying re-circulating filtration systems.
EBAPCD or Prawn Farm 1	Growing of prawns (or shrimp)
Cattle Farm 2	By year 2014 — Cattle Growing

SUMMARY OF OUR BUSINESS ACTIVITIES CARRIED OUT BY OUR EXISTING OR NEWLY FORMED SUBSIDIARIES.

1.    Fishery Division operated by Capital Award Inc. (“CA”)

CA generates revenues from two main activities: “Engineering and Consulting Services” and “Marketing and Sales of Aquatic seafood” described below:

Engineering and Technology Services via Consulting and Service Contracts (“CSC’s”) for the development, construction, supplies of plants and equipment and management of fishery (and prawn or shrimp) farms and related business operation.

CA has entered into numerous CSC’s; their information and status are shown in the table below:

Notes to the developments in progress:

Name of the developments	Location of development	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development’s completion date on or before	Contractual amount	% of completion as at 30.06.2013
						$
Fish Farm (1)	Enping City	9,900 m2	fully operational	July. 2010	Jun-11	$5.3 million	Fully operational

Prawn Farm (1)	Enping City	23,100 m2	2 phases	Phase 1 on June 2011	Phase (1) on December 2012	$11.6 million	Phase (1) in operation

Fish Farm (2) “The Fish & Eel Farm	Xin Hui District, Jiang Men.	33,000 m2	3 Phases	Phase 1 January 15, 2013	Phase 1 June 2014	14.9 million	35%

Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012	Phase (1) Dec. 2012 and Phase (2) December 2013.	Phase (1) $8.5 m and Phase (2) 8.67 Million	Phase (1) fully operational and Phase (2) 65%

Prawn Farm (3)	Xining City, Qinghai	Expanded to 10,560 m2	Phase (1)	41,122	Dec-14	Pending approval	10%

Wholesale Center (1)	Guangzhou City	5,000 m2	One Phase	41,030	March 2013	$3.2 million	in operation

(a)
Phase 1 development work on a prawn hatchery and nursery farm (Prawn Farm 2) with Zhongshan A Power Prawn Culture Development Co. Ltd. (“ZSAPP”) (a proposed name of this future SJVC), where the Company owns a direct 25% equity interest, was completed in May 2012. Prawn Farm 2 has generated income since May 2012. Phase 2 development works involves development of facilities for the production of prawns, brood stock, and associated expansion activities that were commenced in May 2012 and are expected to be completed during 2013. The work that has occurred during the second quarter of 2013 includes the development of: (i) an additional indoor prawn nurturing apartment, (ii) three brood stock open dams with all under-ground in built filtration systems that is capable to hold up to 3,000 mother prawns at a time, (iii) all external fences of the farm, and (iv) two open dams with all in built filtration systems that has the capacity to grow out up to 12 MT of fish per year and all associated infrastructure.

(b)
The development work on the fish and eel farm (Fish Farm 2) with an unrelated entity, Gao A Power Fishery Development Co. Ltd., is still in progress. The project is delayed because the property is situated on an inlet and drainage is extremely difficult to resolve and costly to fix. We are engineering a solution that should resolve this problem. As of the date of this Quarterly Report, our engineering solution involves a semi-open dam and semi-enclosed farm concept built with groups of independent filtration and water recirculation systems that are suitable for the growing of prawns, fishes and/or eels in this farm. We are dividing work flow into phases and stages of work to yield the optimal financial efficiency and benefits. As of June 30, 2013 the revised development plan was finalized; as such the associated infrastructural work is anticipated to commence during the third quarter of 2013.

(c)
The development work on a prawn farm at Huanyuan County, Xining City (Prawn Farm 3) is for an unrelated third party Chinese investor, Wu Aquaculture A Power Development Co. Ltd. (a proposed name for this future SJVC) originally planned to be on SJAP property. All engineering design and related pre-development work has been completed, with original plans to begin construction and infrastructure work in May 2013, after the winter season. However, management decided in February 2013 to relocate Prawn farm 3 to another block of land adjacent to SJAP’s existing property consisting of a much bigger area to accommodate future expansion whenever necessary. This relocation will require the approval of local authorities, resulting in a delay and a new time schedule dependent on the approval by authorities and the said approval is still in progress as of June 30, 2013.

Pictures showing Fish Farm 1

Views of the Fish Farm 1 complex situated on 9,900 m2 of land in district of Enping City. It is a fully self-contained complex showing as one of typical development models being developed in China.

The farm has 16 grow-out APM tanks growing fish in-door and on land with the capacity to grow out over 1,000 MT of fish/year

Pictures showing Prawn Farm 1

Situated in the district of Enping City on 26,100 m2 of land is our Prawn Farm 1 with a capacity to grow-out 250/300 MT of prawns/year and again is contained in a fully self-serviced complex with office, staff quarters, laboratory, dried and cold storages, stand-by generators’ room, heating rooms, water storage and tanks, landscaping gardens etc.

The plastic netting rolls are designed to provide shelter for the prawns and thus to increase the grow out capacity of the tanks.

Pictures showing Prawn Farm 2

Prawn Farm 2 has much bigger land bank of 120,000 m2 because apart from its core function of being the hatchery and nursery operation to supply quality prawn fingerling, the farm is now developing open grow-out dams that have in built RAS filtration systems to save on water consumption as well as to provide cleaner water aimed at reducing the impact of pollution.

The tanks in the picture are nursery tanks. Each tank has the capacity to nurture up to 10 million prawns every 5 days per 30 cubic liters (or 30 MT) of water. Prawn Farm 2 is also built as a fully self-contained complex with all associated facilities.

Marketing and Sales of aquatic seafood:

CA is the sole marketing, sales and distribution agent of the Re-circulating Aquaculture System (“RAS”) fishery and prawn (or shrimp) farms, such that it purchases all marketable sized fish and prawns (or shrimp) from the farms and in term sells them to the wholesale markets and at the same time supplies the farms with fingerling, baby or adult fish or prawns and stock feed.

Our RAS farms do not produce enough fish or prawns (or shrimp) to warrant the establishment and sales of value added processing products or facilities given that the Chinese markets pay the best prices for live fish and prawns (or shrimp). Therefore, currently CA sells only live fish and prawns (or shrimp).

In this respect, CA generates revenues from the sales of seafood brought from farms that are either a subsidiary of the Company or an incorporated project company and contracted growers in the manner described below:

Fish Farm 1: JFD is the owner and operator of Fish Farm 1; the Company presently owns a 75% equity interest in JFD.

Fish Farm 1 complex represents our typical model of developments and is built on a block of land measuring 9,900 m2 containing staff quarters providing accommodation for up to 15 workers, a self-contained office, a laboratory, external live bait holding tanks, all season red worms nurturing tanks, dry and cold storages, workshops, processing facilities, a heating room, 500 MT of water holding tanks, landscape gardens, standby generator and rooms, all related underground and on land infrastructure and a fish grow-out farm of 4,000 m2 that has all associated facilities to support 16 RAS tanks with each tank measuring 10 meter (m) x 10 m x 3 m in depth holding up to 240,000 liters (or 240 Metric Tons (MT) of water and has the production capacity to grow up to 80 MT of aquatic animals per year depending on its stocking cycles (or frequency of stocking of fish) and the initial size of the fish being stocked at each cycle. In other words, if the initial stocked fingerling is around 30/40 mm per fish, then it will take over 12 months to grow the fish into a marketable fish (averaging over 500 gram/fish) such that its annual production is only up to 30/35 MT/tank; however if the initial fish being stocked are at an average of 200 to 300 grams each then its stocking and harvesting cycle is 4 times per year, enhancing annual production capacity at up to 80 MT/tank. Initially, Fish Farm 1 was designed to grow sleepy cod, which had a niche market with most attractive prices in Chinese markets.

However, sleepy cod does not have a large market share in China compared to the carp species. Our market research of the sleepy cod market size in 2012 shows that total annual domestic production is about 25,000/28,000 MT distributed to more than 100 wholesale markets throughout many provinces, with the markets at Guangzhou City, Southern Coastal towns of Guangdong and markets in Shanghai City comprising the dominant markets. From the time we started stocking sleepy cod in 2011 until the end of year 2012, live sleepy cod constituted a niche market in China and sold at wholesale for an average price of US$27/Kg until the cheaper imports from other Asian countries were permitted to be imported to China at low import tax starting in January 2013, such that the wholesale prices fell sharply to an average of US$15/Kg. We mainly had fed live bait fish to our baby sleepy cod (250 to 300 gram each) that we bought from our contracted suppliers at around US$5/fish grown at average feed to weight gain conversion rate of 2.5 Kg of live bait to 1 kg of weight gained. As such, when we purchased our supplies of live bait at an average of US$1.65/Kg, and low mortality rate at the average below 8% coupled with our recorded 3.5 stocking and harvesting cycles per year, Fish Farm 1 consistently achieved good sales revenues with gross profit margin of 50/55 % in 2011 and 2012. However its gross profit margin fell in 2013 to between 35/40 % while the cost of supplies of baby sleepy cod and live bait fell correspondingly by an average of only 10%.

In this respect and in mitigating such situation, during the first quarter of 2013 we stepped up the modification of our RAS tanks to adapt to the growing of eels with 4 tanks and prawns (or shrimp) with 8 tanks and the expansion program in the Research and Development Station to accommodate the nurturing of Flower Pattern Eels’ fingerlings to grow into adult eels (of 500 gram/eel and upward) that would be supplied to Fish Farm 1 to grow the adult eels into marketable sized eels (around 1.5 kg/eel and larger) which at present are selling at high prices between US$27/28 per Kg. Fish Farm 1 is now stocked with and growing Flower Pattern eels, prawns and sleepy cod.

Prawn Farm 1 (or EBAPCD): EBAPCD is the proposed name of the future SJVC (subject to approval by relevant Chinese authorities under our application for SJVC status), established to own and operate Prawn Farm 1. EBAPCD will generate revenue starting during the third quarter of 2013. Capital Award will recognize income from purchases of prawns from Prawn Farm 1 and selling them to the wholesale markets.

On April 22, 2013, we placed our first 500,000 (Mexican White) prawn fingerling in Prawn Farm 1, and as of the date of this Quarterly Report management reported that prawns are meeting growth benchmarks with low mortality reaching around 15 cm/prawn in size. The Company believes that its Prawn Farm 1 represents the first indoor RAS prawn farm in Asia. Going forward, Prawn Farm 1 will carry out its rotational stocking and harvesting program targeting to produce between 250/ 300 MT of live prawns in 2013.

We have seen a rapid increase in live prawn prices in the first quarter of this year (averaging 100% increases in prices compared to the corresponding period last year) with current wholesale price averaging US$15/Kg for size of 80s (equivalent to 80 to 90 pieces of prawn/Kg), and prices going up proportionately to sizes of Mexican White prawns, and at a premium rate for popular, but rarer species (e.g., our big giant prawns, Green Prawn, Banana Prawns and Tiger Prawns). The average time required to grow prawns (of Mexican White Species or Big Giant Prawns) from 14-day old fingerlings to marketable sizes in commercial scale at the Prawn Farm 1 under our RAS system is estimated conservatively between 60/70 days, 90/100 days and 120/130 days for sizes of 80s, 60s and 40s, respectively. We believe, but cannot assure you, that we should be able to reduce this estimated grow-out period under our RAS system since the said grow-out period was calculated from and based on information of open-dam prawn farms as we do not have any conclusive commercial grow-out statistic being recorded at Prawn Farm 1 yet. However, we are confident that we shall be able to experience a much lower mortality rate, between 10/20%, compared to the 50/60% at the open-dam farms.

Prawn Farm 2(or ZSAPP): ZSAPP is also an intended name of the future SJVC (subject to approval by relevant Chinese authorities under our application for SJVC status), established to own and operate Prawn Farm 2. ZSAPP has been generating revenues since May 2012. However, ZSAPP’s financial statements will not be consolidated with ours until approval of this SJVC is formalized, and one of our subsidiaries acquires a majority equity interest therein. However, Capital Award recognizes income from commissions earned from ZSAPP’s sales of prawn fingerling to regional growers who constitute its sole marketing and sales agent.

ZSAPP has been successful during the first quarters of 2013, producing LawZi Prawn (or the Big Giant Prawns) fingerling from the 5,000 pieces breeding stock that were imported from South-East Asian countries. By the second quarter of 2013, the reproduction of the Big Giant Prawns fingerling had become consistent; consequently, we intend to market the Big Giant Prawn flies beginning during the third quarter of 2013 together with the Mexican White fingerling which constituted our main sales in 2012. During the past two years, our research confirmed that the demand and prices of the Big Giant Prawns in the local domestic markets were high (at between RMB450 to 550/10,000 flies in 2012) because supplies of quality Big Giant Prawn fingerling is competitively low compared to Mexican White (at averaged price between RMB150 to 170/10,000 flies in 2012), due to problems of inbreeding. As such, we expect high demand for our Big Giant Prawn flies by the regional prawn growers as they will be the offspring from our 2nd generation breeding stock free from inbreeding problems.

Fish sales generated from purchases with other open-dam growers contracted by Capital Award. Capital Award has been contracting with local aquaculture farms to grow sleepy cod since 2012to present based on a fixed production cost, with recently added eel growing contracts commenced in the first quarter of 2013. There are existing contracts that will provide up to 800,000 pieces of sleepy cod and 600,000 pieces of eels to be sold by Capital Award between 2013 through the early part of 2014. However, Capital Award is exploring similar new contracts consistent with local reliable growers who meet our quality standards targeting to increase its fish sales revenue whenever the opportunity presents itself.

2.    The Beef Cattle business of MEIJI:

Similarly to CA, MEIJI has two sources of revenues, its Engineering and Services revenues and its marketing and sales of cattle;

2.1. Engineering and services revenues. These revenues are generated from the Construction and development of Cattle Farm 1 and Cattle Farm 2.

The MEIJI table below shows the latest status of their developments:

Name of the developments	Location of development	Land area or Built up area	Current Phase & Stage	Commencement date	Estimated completion date on or before	Contractual amount	% of completion as at 30.06.2013
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	2 phases	Apr-11	Dec. 2011	$4.17 million	Fully Operational
Cattle Fram (2)	LiangXi Town, Enping City	230,300 m2	2 Phases	Feb. 2012	March. 2014	$10.6 million	65%
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road	One Phase	Sept. 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road	One Phase	Sept. 2012	March. 2013	$5.28 Million	Completed

Enping is situated in the Southern part of China with a semi-tropical climate, and the cattle farm is operated based on our semi-free ranged growing and management system that allows the cattle to roam around and feed in our pasture fields during the mornings and be kept and fed with our formulated aromatic feed in our semi-opened cattle houses during the hot days and nights. This is an entirely different agricultural environment than that of SJAP in Huangyuan, Xining, which has bitterly cold and long winter seasons and where all cattle are being grown in fully insulated cattle houses. The 2012 experience of the JHMC farm showed that the growth rate of the cattle in this environment is faster than in SJAP (averaging 1.78 Kg/day/head in weight gain compares to SJAP’s 1.5 kg/day/head). However Cattle Farm 1 showed higher mortality rates than SJAP (recording 5% in Cattle Farm 1 compared to 0.25% in SJAP). The reason for the higher mortality is due mainly to the change of climate, as Cattle Farm 1 has to buy young cattle from farms situated in the cold Northern part of China where they have ample supply of young cattle at lesser costs, but requiring over 3 days of transportation, such that some of the weaker young cattle could not adapt to the hot climate of Enping and thus could not recover from the journey. To avoid the repetition of this high mortality rate, Cattle Farm 1 is building additional semi-open cattle houses that are equipped with cooling systems as temporary depots to receive the young cattle and to nurture them back to health before they are grown in our normal cattle houses. The other differential aspect between Cattle Farm 1 and SJAP is in the management of environmental impact; SJAP is going to build a mash gas station (estimated by the year end of 2013) to manage all of its cattle waste into electricity with its residue recycled as raw material used in its manufacturing of organic fertilizer, whereas in Cattle Farm 1, the cattle waste is being kept in septic wells that is treated with our enzyme under fermentation process, and then is channeled to fertilize our pasture fields at the farm. JHMC’s waste treatment program is sufficient for the time being as it has enough pasture fields to absorb the waste yielded from limited number of cattle (up to 500 head) being grown on the farm, however as the cattle number increases to exceeding the fields’ fertilizer absorption capacity, an alternative environment treatment plan must be implemented in order that this JHMC farm can grow more cattle.

Cattle Farm 2 will be complementary to Cattle Farm 1 having an additional 76 acres of land suitable for growing our type of pasture (a cross between Elephant and Yellow grass) that has a very high yield rate of over 35 MT/1/6 acre/year, and containing an average of over 9% protein that is very suitable for consumption by cattle. Between the two farms, under normal seasons, they have a capacity to produce up to 30,000 MT of pasture/year collectively that is capable to feed up to 5,000 head of cattle/year based on the consumption rate of average of 6 MT/head/year if the environmental issue mentioned above is resolved properly.

By the end of February 2013, the Company had completed the external road works of about 10 Km leading from the outer-boundary access road to and surrounding the two farms. The development cost of this road was shared at the ratio of 2/3 by Cattle Farm 1 and 1/3 by Cattle Farm 2. This all season road was constructed at the request of the district village committee of Enping City, enhancing corporate social responsibility in our development of the two cattle farms.

Pictures showing Cattle Farm 1

This is our Cattle Farm 1 which was built as a demonstration farm to show that cattle can be raised in a semi-tropical climate using our Semi-grazing and housing method that we call “Semi-free growing” management system” where the cattle are allowed to graze in the field during the early morning and kept indoors and hence away from the hot sun during the hot summer afternoon. So far this method has been proven applicable with the growth rate of the cattle measured slightly better than the cattle at SJAP (i.e., averaging some 0.28 kg/day/cattle better).

2.2. Marketing and sales of live Cattle by MEIJI: Similar to CA in its model of operation, MEIJI purchases fully grown cattle from Cattle Farm 1 and sold them to the cattle wholesalers and brought young cattle from other farmers and sold the young stocks to Cattle Farm 1.

All cattle farms developed by MEIJI will be using its “Semi-free growing” management systems and aromatic-feed programs and systems to raise beef cattle.

Beef is traditionally a niche market in China, as it is sold mainly by expensive restaurants of up market hotels rather than in the homes of China’s consumers. This situation is rapidly changing owing to urbanization and rising incomes, the rising demand for a high protein diet, and the rise in restaurant dining due to work demands.

Our free range cattle grown in the Enping farms are fed with natural pastures, concentrated livestock feed and our Aromatic Feed that contains Chinese herbal plants specially designed to improve animal health such that these Enping farms produce healthy cattle and in turn quality meat. Although we cannot have them certified as pure organic meat yet because we cannot get certification from suppliers of the raw materials used to make our concentrated feed purely organic, we believe that we are not far away from being qualified to obtain 100% pure organic meat certification.

The Enping cattle farms are situated in Guangdong Province, which is not a traditional cattle growing country due to its tropical climate. Most cattle and beef supplies are imported from the Western and Northern Provinces at higher costs entailing higher wholesale and retail prices in Guangzhou City and in its urban cities, which provides marketing advantages for our cattle sales within the region.

Moreover, our 2012 sampled meat trials carried out with a number of reputable restaurants and hotels in Beijing City were well received with constant requests for us to supply them on a long-term basis. Our strategy is to ensure we can supply the quantity to maintain consistently sustainable supplies as required by our customers. At Enping cattle farms we will grow at least 1,000 heads of mature cattle in 2013, which is the minimum number required to sustain the supplies to just a couple of restaurant chains.

According to the China Federal Agriculture Quarterly Report of 2011 the consumption of beef was over 6.48 million MT, 10% of which were premium cuts. Our planned 1,000 head of mature cattle in 2013 will yield approximately 375 MT of meat, which is a tiny fraction of the total market share indicating significant potential for growth in the future.

Cattle Farm 1 is doing well and on target having sold, during first half of this year, over 630 heads of mature cattle grown collectively from the stocked six months old calves and the 12 months yearling cattle brought in January and May of 2012, respectively. Out of the total sales of cattle during the first six months of this year, on April 22, 2013, 180 heads of matured beef cattle had been transported to Beijing City to be sold to one of the wholesalers specializing in supplying quality beef meat to top hotel and restaurant chains.

Under a joint venture with a group of businessmen (the “Joint Venture”), we started the setting up of a Cattle Station and related facilities on a block of leased land measuring about 130,000 m2 within the Central Cattle Market and Facility of Beijing City (that we call “The Beijing Cattle Farm”) to act as an intermediate house aiming to house and to grow our Aromatic beef cattle and to sell together with our Aromatic Cattle from Cattle Farm 1 through regional distributors and in turn to some of the top hotels and restaurants chains in Beijing City and also through wholesale shops that the Joint Venture intends to develop. In this respect, the development of wholesale shops fits in well as part of our interstate wholesale and distribution development plan that we mapped for some of the big cities in China, and this one in Beijing City will see the beginning of such plan being put into motion. By July 31, 2013, the Joint Venture established one small wholesale shop within close proximity to the Beijing Cattle Farm and started sales of our beef meats regionally. The Joint Venture Agreement has not been finalized; consequently, the Joint Venture is currently based on a verbal understanding only.

Pictures Taken in July 2013 showing the Beijing Cattle Farm and the Small Wholesale Shop.

3.    SJAP and HSA Division in fertilizer, livestock feed and cattle:

We have two operations in this division spread over two provinces in China, consisting of the following:

3.1 Operation 1. Operation 1 is operated from Huangyuan County of Xining City; Qinghai Province by SJAP, a majority owned subsidiary of the Company incorporated in China in 2009. As of the date of this Quarterly Report, SJAP’S principal activities that are generating revenues comprise: (i) manufacturing and sales of organic fertilizer, (ii) manufacturing and sales of livestock feed, and (iii) rearing and sales of beef cattle. On February 28, 2013, SJAP completed its development of the Concentrated Livestock Feed Manufacturing Factory and started the production and sales of Concentrated Livestock Feed (“CLF”). This CLF couples and complements SJAP’s bulk livestock feed to provide the local cattle and sheep farming industry with a unique and completed feed formula that can cater to the rearing of cattle and sheep at various growing cycles (e.g., specially formulated mixes with efficient nutrients for dairy cows and sheep, weaning, fattening and mature cattle and sheep). The advantage of the formulated feed combination is that the cattle and sheep growers will realize cost savings in production knowing precisely the amount of concentrated feed that will be needed by their livestock, thus avoiding excess concentrated feed being wasted on over feeding, resulting in worthless excess fat in mature animals. In this respect, the Chinese central government has placed an order with SJAP to reserve annually up to 5000 MT of CLF as part of the country’s annual reserve emergency livestock feed inventory. Thus, from March 2013 onward, SJAP expects to have additional revenue generated from the sales of CLF.

The fertilizer, bulk livestock feed and cattle divisions under SJAP contributed 3%, 2% and 10% of the Company’s total revenue and 3%, 2% and 5% of the Company’s total consolidated gross profit, respectively, in 2012 derived from the production of about 4,500 head of mature cattle (between 15 months to 18 months old) from its own cattle houses and the co-operative growers, collectively, 25,000 MT of organic fertilizer, and 22,000 MT of bulk stock feed.

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

The cattle we grow are primarily Simmental (a common breed introduced to China in the early 20thcentury), Charolais, and some Angus cattle. In general, six month old cattle are sold to local farmers, and we commit to repurchasing the cattle between 15 months to 18 months old.

We also rent cattle housing to farmers, and will provide slaughter and deboning services to them once our abattoir and deboning facilities are completed in 2014.

Beef is distributed through wholesalers and through our own or developed restaurants as described elsewhere in this Quarterly Report. SJAP will add sheep farming during 2013 and value added product processing (including abattoir and de-boning facilities in 2013 and value added processing facility in 2014), and aims to expand its steakhouse restaurant “BULL” into a franchisee style chain of 50 outlets over time, whereas currently the one and only “Bull restaurant is to act as SJAP’s first demonstration model converted from one of our old cattle houses situated next to our newly renovated cattle houses at SJAP’s complex. This one Bull has over 130 seating capacity and since its commencement of business operations it is now becoming a popular dining of the locals, having achieved sales of just over $420,000 in year 2012 with net profit of just over $50,000 (or netting about 12%) which is a very small contribute on to the Company’s consolidated revenues and profits. However as SJAP’s first demonstration model it has served the purpose.

Overall, SJAP expects that revenues from operations will increase as a result of the addition of further herds, and of comprehensive value added processing and marketing facilities. SJAP sells its organic fertilizer and bulk livestock feed mainly to its corporative and regional farmers in addition to using it to rear its own grown cattle, but because its geographic location is so far away from other major provinces there are high costs associated with selling its fertilizer, bulk livestock feed and live cattle other than to local purchasers; conversely, equivalent imports from other provinces must be made at a higher cost, which provides SJAP with a competitive edge. Further, Qinghai Province is a region rearing a million head of cattle and sheep per year, providing an ample market for SJAP’s fertilizer and livestock feed.

Our strategy includes building and owning our own abattoir and boning room in 2013 and the value added processing facilities in 2014, meaning that the distribution of our value added beef products to other provinces and main cities will become feasible as we improve our economies of scale to mitigate cost of transportation being charged on net meat weight instead of live cattle weight, and also exploit the lower production cost and leverage of our fully integrated operation and benefit from high sale prices due to its higher meat quality.

SJAP is making progress with the required merit credentials in China to become a certified China Dragon Head Business, which is a prestigious certification granted by the Government to businesses demonstrating corporate social responsibility (“CSR”) by 2014, frequently leading to additional governmental grants and other forms of assistance. Qinghai Province has bigger numbers of ethnic minorities receiving proportionately higher grants, incentives, assistances and subsidies from the Government, and SJAP has been well supported by the Government due to our CSR. In line with the focus on food security and managing the imbalance between rural (i.e., agrarian) and urban communities, this development will only enhance SIAF’s niche market position.

In the longer term, we believe that wholesale prices of SJAP’s fertilizer and bulk livestock feed will maintain a steady growth rate of 5% to 10% per annum influenced mainly by rising labor cost of the country. Further, we expect a trend of continuous increases in beef and cattle prices given the increase in demand for quality beef and beef products (including value-added products) in tandem with the rise of living standards in China, the short supply of quality breeding stock that will be required to produce enough cattle to satisfy the increased demand and the Government’s stringent restrictions placed on imported cattle and beef meat from many developed nations due to disease and quarantine control measures, all of which will influence the price rise in cattle and beef meats in China.

In 2012, we have seen the wholesale prices ramp up from an average of RMB 16/Kg for live cattle and RMB 36/Kg for beef meat in January 2012 to an average of RMB 32/Kg of live cattle and RMB 55/Kg of beef meat at the end of February 2013, representing a rise of 100% in live cattle and 53% in beef meat prices. We do not expect prices to rise continuously at such a rate, but it is reasonable to assume rate increases to be between 10% to 15% per year for the next three years.

Progress reports:

Additional revenues are being generated from our newly built Concentrated Livestock Feed (“CLF”) factory. This factory is designed with an annual production capacity up to 60,000 MT, and it had produced and sold over 10,000 MT of CLF at an average price of RMB 2,600/MT (or US$419/MT) for the period of six months ended June 30, 2013.

Work on the construction of all 29 cattle houses and related facilities is progressing and targeted for completion during 2013 (from our present 12 cattle houses) that will have the capacity to house up to 2,500/3,000 heads of cattle at any one time. Collectively, these cattle houses will be able to rear up to 6,000 heads of marketable sized cattle annually (estimated at average weight of about 750/800 Kg per head) based on a six months rotational stocking and sales program growing from cattle averaged at 350/400 Kg per head. SJAP’s intention is to lease part of the cattle houses to the corporative growers to grow their own cattle, with SJAP supplying them with feed and associated services in veterinary, management and marketing of their grown cattle. Apart from this cattle house operation, SJAP will continue to promote its concept of the corporative growers in tandem with the increase of productivity of its livestock feed.

We cultivate an additional 1,500 acres of land, for a total over 6,500 acres of land that will be harvested in 2013. All of this land was granted rent-free to SJAP by the local government.

We saw an increase in demand for our organic fertilizer this year resulting in doubling shift work at SJAP’s fertilizer factory since mid-February to meet the sales of 30,000 MT for 2013.

SJAP received a business permit from the Chinese authorities on April 17, 2013, and construction commenced on April 21, 2013 on the abattoir, de-boning factory, and related packaging facility. Since it is rare and difficult to obtain a permit for an abattoir facility in China, having this facility is expected to become a very valuable asset.

The construction of our Enzymes factory is targeted to start during the third quarter of 2013 and the construction of a Mash Gas station is targeted to start during the fourth quarter of 2013.These are essential supporting activities to recycle our cattle wastes to be applied as raw materials for the manufacturing of our organic fertilizer and to further extend our Corporate Social Responsibility to provide free electricity to the regional district within close proximity to our existing complex. In this respect, the Government agreed to provide a grant of up to US$2 million to cover part of the development cost of the Mash Gas Station.

Pictures showing SJAP’s operation and complex

The Corporate office building, the Cattle Station and the concentrated livestock feed manufacturing factory

The organic fertilizer factory

The cattle houses -we now have over 12 cattle houses with each to house over 150 heads with more cattle houses being built

Construction site and construction in progress of the slaughter house and deboning factory as at July 30, 2013

The “Bull” restaurant next to our Cattle Station.

3.2 Operation 2. Operation 2 is operated in Linli District, Hunan Province, by Hunan Shenghua A Power Agriculture Co. Ltd. China (“HSA”), a 76% owned subsidiary. As of the date of this Quarterly Report, HSA conducts the following business activities, both of which are in the development stage: (i) manufacturing and sales of organic and mixed fertilizer, and (ii) cultivation of pastures and crops in preparation for the establishment of beef cattle farm. By January 2013, its first organic fertilizer production plant was established and started its production of organic fertilizer. On March 5, 2013, HSA secured the rights to use an enzyme developed by a Hong Kong Company some twenty years ago that has been utilized by global manufacturers of organic fertilizer. The advantage of this particular enzyme is that when it is applied to our organic fertilizer it has the ability to convert part of the organic raw materials into potash and phosphate without having to add in chemically formulated potash and phosphate, such that our end fertilizer can be qualified as pure organic fertilizer made with 100% natural organic raw materials. With this pure organic fertilizer HSA is in a position to fully explore the potential market for fish in farm lakes and thereby to attempt to align itself with the Government’s policy of encouraging Lake Fish Farmers to use pure organic fertilizer instead of chemical fertilizers. In addition, cost savings from avoiding the use of chemical potash and phosphate will in management’s belief result in a better profit margin for the Company. Sales of pure organic fertilizer commenced during the fourth week of March, 2013.

Currently, chemical fertilizers in the region are wholesale between RMB 3,000 to 3,600/MT depending upon their chemical composition and our old organic fertilizer from SJAP was sold at an average of RMB1,200 to RMB1,300/MT. Our new 100% pure organic fertilizer with up to 8% potash is currently being marketed between RMB 2,000 to RMB 2,200/MT targeting to reach an average up to RMB2,600/MT such that its prices will be at the mid-range of organic and chemical fertilizer.

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

Development of HSA in Linli District, Hunan Province is modeled like SJAP but it has a much better environment, being situated in a farming rich province that is next to the Guangdong Province and benefits from cheaper logistic costs, being closer to markets, having a more favorable climate (milder winters and longer summers compared to SJAP’s long bitterly cold winters and short summers), and being closer to large markets. However financial support from the Government is more difficult to obtain due to there being more entities sharing the Government’s support provisions.

HSA had to endure both higher development costs and longer time to construct its facilities when compared to SJAP, whose property had 40 older (yet salvageable) buildings, which it has renovated to meet its needs.

Hunan Province is one of the biggest primary producing provinces of China with over 4 million primary producers producing rice, tea, tobacco, grapes, citrus, cotton, seedlings, sunflowers, herb plants and many varieties of cash crops and it has a long standing history in lake aquaculture producing millions of tons of fish and other seafood annually (e.g., total primary production is over RMB450 Billion, or about US$75 Billion) recorded in 2011 (as announced by Hunan Province Agriculture Department).

Progress report:

At our newly built fertilizer factory, the 100% pure organic mixed fertilizer (“POMF”) is generating Stable income and revenues aiming to reach its 2013 target of 30,000 MT. By the end of June 2013, HSA produced and sold more than 9,000 MT of POMF at an average price above RMB 2,500/MT (or US$403/MT) collectively during the first six months of 2013.

Work on the construction and development of a cattle station commenced in March 2012 with preparation work in progress being carried out on its general layout, cultivation and planting of crops and pasture on 75 acres situated below the hill of the fertilizer factory, and hill leveling and cutting within the hill next to the fertilizer factory where the cattle houses will be built, which work is presently in progress.

Pictures showing HSA’s complex and operation

4.     Hylocereus Undatus (“HU”) Plantation

JHST, an SJVC that is 75% owned by MEIJI, is consolidated as a subsidiary, and is the owner and operator of the Hylocereus Undatus Plantation (the “HU Plantation”), which is situated at Enping City, Guangdong Province. In 2012, JHST contributed 9% and 10% of the Company’s revenue and gross profit, respectively. The plantation was developed in 2008 with revenues being generated since year 2009. As of the date of this Quarterly Report, JHST has two types of operations; (i) growth and sales of flowers, and (ii) drying and value added processing and sales of HU flower products. Hylocereus Undatus is commonly referred to as Dragon Fruit plants.

The HU Plantation has been suffering from plant disease over the past two years, which resulted in a reduced yield of HU flowers. The Company tried to overcome this problem with various preventive trials in 2012 (such as green housing, re-planting, change of fertilization program and anti-disease spraying from Malaysia, etc.) with few positive results. Although the overall harvest of 2012 was better than in 2011, it was still far below the harvest of 2010. In fact, the HU Plantation’s 2012 revenue and earnings were mainly supported by the sales of additional dried HU flowers processed from fresh HU flowers that were bought from regional growers. Since October 2012 after the harvesting a season of HU flowers, the Company has dedicated its effort to finding a viable solution to this disease problem, and by the end of February 2013, the Company believes that a solution was found. We started to implement the developments accordingly from March 2013 on the HU Plantation with the aim to rectify the situation before the start of the new harvest season beginning in June 2013.

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

Currently, fresh flowers are sold to regional wholesale and retail markets due to their short shelf life, whereas dried flowers are sold after they are dried and packed to a few major wholesalers who in turn distribute them to other wholesale and retail markets and export traders right through the winter and spring months (from October to June each year) in Guangdong Province. In this respect, it is a distinctly seasonal revenue product, as more than half of the division’s revenues are recognized in the third quarter, and no sales are made in the first quarter.

It was originally forecasted that by 2014, dried and pickled flowers would make up 96% of the division’s flower income as produce is diverted away from delicate fresh flowers. However, the planting of a special Chinese herb (called XueYingZi and commonly referred to as “Immortal Vegetable” in China), which is rich in selenium, among the HU Plants is expected to help to prolong the shelf life of the fresh flowers from 2-3 days up to 12-14 days, which will increase the sales of fresh flowers that are delicious to eat as fresh vegetables and commonly accepted as quality gourmet vegetables.

We expect this improvement of shelf life of the HU flowers to gradually even out our sales of dried flowers and fresh flowers through the harvest season starting in late June to October of each year and leave our drying and processing facilities extra time to process more flowers that we intend to buy from other regional growers so as to increase our overall revenue from 2013 onwards. Beginning in June 2013, JHST will also add the sales of the Immortal Vegetables planted now, which we expect to harvest within two and half months followed by the replanting of two more crops in 2013 and thereafter 4 crops/year in subsequent years.

Given this progress of improvements, JHST is attempting to eliminate the factor of seasonality in revenue. The overall market situation for HU flowers is that demand is greater than supply due to the following reasons; (i) in Guangdong Province, HU Plants can only be grown commercially along certain districts where there were over 40,000 acres of HU Plantation back in 2005, but due to the growth of industrialization and modernization acreage is now less than 4,000 acres, and (ii) farm laborers are getting harder to find, coupled with the increase of cost of wages and salaries, the rapid rise of the land cost and the increase cost of farm developments, making it extremely difficult to start a large HU plantation. For these reasons we are anticipating prices of dried HU flowers to enjoy a steady rise at an average rate of 8 to 12% per year, which has been the trend since 2009.

Progress report

We expect a much improved performance in 2013.

Our field revitalization program has been carried out on the HU plantation since early March 2013 with certain work still in progress; on April 22, 2013, management reported seeing marked improvement in the field with healthy green everywhere as compared to last year’s concentration of yellow colors.

Coupling this improvement to the HU plants and the extra revenues that will be generated from the “Immortal vegetables” being planted now, we are optimistic and targeting an increase of at least 25% in revenue on the plantation itself in 2013 (excluding flowers that will be brought from regional growers for drying and sales of dried flowers).

Construction of the expansion of the drying and packaging factory of the HU Plant division will commence at sometime in June or early July this year after we have completed the field revitalization work. As of the date of this Quarterly Report, we had built and started to use three new driers and basic infrastructural works around the site of the packaging factory are in progress expecting completion by the end of 2013.

Pictures showing the HU Plantation and Immortal vegetable farm

By the fourth week of July, 2013, Immortal Vegetables (the Japanese name for Immortal Vegetables is “Snowsakurako”) are almost 1.6 meter tall and look good. We are now trying to pack these into small gift packs – selling them as Organic vegetables. Latest laboratory test results showing each Kg of fresh Immortal vegetables contains 0.58 gram of selenium should also add value to their sales. Upon close inspection, one can see there are Immortal vegetables grown in between the HU Plants acting as a protector for the HU plants because the Immortal Vegetables have the ability to repel the diseases that live in the HU Plants. As such, the HU Plants are healthy looking and flowering nicely despite the fact that the region experienced more rain this year than last year, yet the HU Plants are still holding up well.

5.	The Corporate (or SIAF) Division

From the last quarter of 2012 the Company decided to generate the following business income to fund its shared services operations’ working capital annual budget:

The Wholesale and Distribution Facilities development project including design, construction and project management of its business operation of a specialist modern beef wholesale and distribution center (Wholesale Center 2) for Guangzhou City NaWei trading Co. Ltd (“NWT”), an unrelated Chinese third party owned company situated at the Guangzhou City, LiWan District, New Wholesale Market. Work started in November 2012, and as of the date of this Quarterly Report, we have completed a freezing room facility that has the capacity to store up to 150 MT of frozen food at -25 degrees Celsius with renovation and alteration work progressing on other facilities (e.g., wholesale shop, packaging and processing facility, office, dry good storage and function room).

(1)
The Central Kitchen and related facilities development project including design, construct, project management of development and management of business operation for Guangzhou City Wangxiangcheng (“WXC”), an unrelated Chinese company, of a Central Kitchen, a Central Bakery, a fast food restaurant and 3 mobile food stores (Central Facility 1) situated adjacent to Wholesale Center 2. Work started in November 2012, and as of the date of this Quarterly Report, about 80% of the construction work was completed.

(2)
The Restaurant development project including design, construct, project management of development and management of its business operation for WXC. As of July 30, 2013, Restaurant 1 at River South District has been operating for over 18 months, Restaurant 2 (at the UU Park Complex, Tianhe District) has been in operation for 10 months, Restaurant 3 (at the Sporting Complex, Tianhe District) has commenced operation since March 2013, the work at Restaurant 4, which is located at Harbor City Shopping Center, Guangzhou City, is almost completed and is targeted to open for business by end of August 2013, design and construction plans for Restaurant 5 (located at the center of Zhungzhen City, about a 35 minute drive from the Guangzhou City) have been submitted to the authorities for approval targeting construction work to start in August 2013, and Restaurant 6 (at the Li Wan District, next to Wholesale Center 1) will start renovation work by September 2013. Collectively, these 6 restaurants cover a total gross area of 5,800 m2 (about 63,800 ft2) with seating capacity for 1,370 persons.

Pictures below show the restaurants that we developed

Restaurant (1)	Restaurant (2)	Restaurant (3)	Restaurant (4)

(3)
We are constructing a trading complex for the Import and Export trades of the Company itself at another building adjacent to the Wholesale Center 1 and 2 (the “Trading Center”). As of the date of this Quarterly Report, the Trading Center is importing frozen and fresh chilled and live seafood (i.e. cuttlefish, squid, prawns, salmon, crabs and eels) from Malaysia, Thailand, Russia and Madagascar and other local coastal fishing towns, that were sold to Wholesale Center 1 for Wholesale Center 1’s distribution and sales into various reputable food chain outlets, wholesale market stores and super market chains in the Guangzhou City, Shanghai City as well as in the southern coastal towns of the Guangdong Province.

We expect to be appointed the turnkey solution provider given our current success on existing projects with our Chinese investor who owns the WXC’s development plan to develop over 50 gourmet restaurants and fast food outlets collectively within 2 years (2013 to 2014) and (via NWT) is planning on the development of a number of modern health food department chains in the Guangzhou City during2014 and 2015with SIAF as its engineering consultant, management service provider, and marketer. As such, we expect SIAF’s business and engineering development division to be kept busy for the next 3 years. At the same time we are aiming to develop our import and export trades and the seafood value added trades in harmony with WXC’s and NWT’s developments to maintain our growth rates in the sales of fish, seafood and beef products to gain momentum in materializing our business vision of vertically integrated operations.

Progress reports:

The import and export trading of SIAF:

During the first half year of 2013, we made good progress in the marketing and distribution channels having sold collectively over 50 x 40 ft. sea containers (approximately 1,000 MT) of imported frozen seafood including prawns (or shrimp), squids, octopus, and varieties of fish from Malaysia, Thailand, Norway and Vietnam and from local brokers and agents that were sold to Wholesale Center 1 for it to sell and distribute to various reputable clients in Super Market Chains, Central Kitchen of Restaurant Chains and multiple number of seafood wholesale markets at some of the populated centers.

We also discovered, during the first quarter of 2013, the potential of sourcing and importing good quality frozen seafood (mainly in fish) as well as in live seafood (including live Flower Pattern eels, Mud-crabs and lobsters) from Madagascar that would provide good profit margins. We had trailed a number of sample shipments (by air cargoes) with good success rates; as such we have sent personnel over to Madagascar to liaise with local suppliers and to investigate the situation a number of times already with the intention to send a permanent team of workers over there to set up packaging and related facilities to explore its potential fully from May 2013.

As of the date of this Quarterly Report, we have established 4 collection centers in 3 major coastal villages (North, West and south coast) and at the city center of Madagascar and managed to import over 37 MT each of Live Crabs and Flower Pattern eels from Madagascar for the quarter ended June 30, 2013.

The Engineering and Consulting services

⋅
Work is in progress with the developments of Wholesale Center (1 and 2). Operations at Wholesale Center 1 (“WSC 1”) commenced during the first quarter of 2013 and is moving along nicely developing varieties of regional clients in the Guangzhou City. During the second quarter 2013, we sold over 200 MT of sleepy cod to WSC 1 for it to sell to wholesalers at the Shanghai Wholesale Market and in this respect the corresponding sales were well received by the Shanghai Market such that our sleepy cod was consistently sold at a premium of about RMB6 to RMB10/Kg above its daily market prices. By July 30, 2013, we rectified WSC 1’s water treatment that it had during the first quarter; as such all of its live fish holding tanks are now functioning and stocked with fish from Fish Farm 1.

⋅
Although development work is still in progress on Wholesale Center 2 (“WSC 2”), having completed of its refrigeration facilities, but in the meantime, and during the first quarter 2013, WSC 2 has started to import Simmental variety of beef cuts from Hubei Province to start selling into local food catering chains with the intention to introduce our beef cuts from SJAP at a later date. However, selling frozen meats required special quality certificates and retailing permits that WSC 2 is in the process of applying for, but we discovered that the related certification and permits are extremely difficult to obtain and are not confident that they will be obtained before the end of 2013 or beyond.

As at the date of this Quarterly Report, we believe that all development work carried out within the first half year of 2013 demonstrated good progress including our own Trading Center (which is now operating although part of its finishing work is still in progress), Leonie Chain’s Central Kitchen (as reported above, 80% has been completed) and Central Bakery has been in operation since May 2013, and we have 4 restaurants being completed with work in progress on 2 others. SJAP has completed more than 50% of its construction work on its slaughter house and deboning facilities, HST has completed its revitalization program of its HU Plantation (i.e., new irrigation systems with automatic sprinkle, replacing with organic soil, planting with immortal vegetables in between each roll of the HU plants, extension of staff quarters such that it has accommodation now for more than 40 workers at one time), planned 13 acres of Immortal Vegetable and built associated nursery, commencement of production from Prawn Farm 1, started operation of the Beijing Cattle Farm and wholesale shop, Prawn Farm 2 completed 3 prawn grow-out open dams with RAS systems and the successful breeding of fingerling of Big Giant Prawns from our 2nd generation brood stocks, the establishment of facilities in Madagascar and the successful production of the Lake Fish organic fertilizer. We view the foregoing developments as a giant step forward building strong fundamentals for the Company’s future growth.

Consequently, we are seeing the 5-year plan play out as envisioned. Particularly at the wholesale level in the fishery and beef divisions, economies of scale are being realized. And the benefits of vertical integration are being achieved gradually, most in evidence between the wholesale and distribution levels. These are enhancing the Company’s competitive position. We are beginning to see a multiplier effect generating core sustainable value and adding a layer of corporate maturity and operational reliability, reinforced by all financial metrics continuing to move positively.

Summary of Our Land Assets

Item	Owner	Location	Project	Area (acre)	Nature of Ownership	Tenure	Date Acquired	Expiry Date
Hunan Lot 1	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	31.92	Lease	43	5-Apr-2011	4-Apr-2054
Hunan Lot 2	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Pasture growing	247.05	Management Rights	60	18-Jul-2011	—
Hunan Lot 3	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	8.24	Land Usage Rights	40	24-May-2011	23-May-2051
Guangdong Lot 1	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Yane Village, Liangxi Town, Enping City	HU Plantation	8.23	Management Rights	60	10-Aug-2007	—
Guangdong Lot 2	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	27.78	Management Rights	60	14-Mar-2007	13-Mar-2067
Guangdong Lot 3	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	60.72	Management Rights	60	18-Apr-2007	—

Guangdong Lot 4	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	54.68	Management Rights	60	12-Sep-2007	—
Guangdong Lot 5	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Jishilu Village of Dawan Village, Juntang Town, Enping City	HU Plantation	28.82	Management Rights	60	12-Sep-2007	—
Guangdong Lot 6	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Liankai Village of Niujiang Town, Enping City	Fish Farm, HU Plantation	31.84	Management Rights	60	1-Jan-2008	31-Dec-2068
GuangdongLot 7	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	41.18	Management Rights	26	1-Jan-2011	31-Dec-2037
Guangdong Lot 8	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Shangchong Village of Yane Village, Liangxi Town, Enping City	HU Plantation	11.28	Management Rights	26	1-Jan-2011	31-Dec-2037
Guangdong Lot 9	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Xiaoban Village of Yane Village, Liangxi Town, Enping City	Cattle Farm	41.18	Management Rights	20	1-Apr-2011	31-Mar-2031
Qinghai Lot 1	Qinghai Sanjiang A Power Agriculture Co. Ltd.	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	Cattle farm, fertilizer & livestock feed production	21.09	Land Usage Rights & Building ownership	40	1-Nov-2011	30-Oct-2051
Guangdong Lot 10	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Niu Jiang Town Enping City,	HU Plantation Processing factory	6.27	Management Right Lease	10	1-April-2013	1-April-2023
Total				620.28

As far as “ownership” of land is concerned, in general all land is owned by the Government. Whereas in urban areas, the land is owned directly by the central Government in rural and suburban areas, the land (agricultural land) is owned by the local village collectives, usually through the villagers’ collective economic organization or the village committees.  Uncultivated land in mountain and other remote areas is also Government-owned.  Corporate entities and individuals may own the property (building) erected on Government land.

As such, any transferrable rights to the land are in the form of usufructuary rights (i.e., the right to use and enjoy the benefits derived there from for a period of time).

There are several types of usufructuary rights. These include the right to land contractual management (granted by local village collectives for agriculture land), the right to use of construction land (state land in urban areas), etc.  The right to land contractual management allows a party the right to possess, utilize, and obtain profits from agricultural land. This right is transferrable, but this land use right is based on agricultural household contracts and cannot be changed arbitrarily for non-agricultural purposes.

A usufructuary right properly granted in accordance with the laws may be transferred, leased, or mortgaged in accordance with the laws and the terms of the land-grant contract.

1.   A lease confers on the recipient the same right to use and enjoy the benefits except for the right to own the building erected by the recipient and the right to transfer. In case of government acquisition of the land, the compensation paid by the government for the building will go to the less or, unless the Lease Agreement states otherwise.

The Agreement for the 109.79MU land of HSA is stated to be a lease agreement but the terms therein seem to suggest that HSA is being granted a Management Right.

2 & 3.  Land Use Rights and Management Rights confer the same right to use and enjoy the benefits. “Land Use Right” is one granted by the State and usually used in the context of urban land, whereas “Management Right” is granted by local village collectives and the term is usually used in respect of rural land.

4. The term Land Use Right relates to the right to use the land and enjoy the benefits derived there from, whereas Building Ownership Right relates to the right to ownership of the building erected on the land concerned.

SJAP was granted a Land Use Right by the State for the land (state-owned land), and a Building Ownership Right for the buildings erected thereon.

SIAF’s Group of Companies - Rented Premises Profiles

	Company	Location	Usage	Landlord	Tenure

1	Sino Agro Food, Inc. Guangzhou Representative Office	Room 3801, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe district, Guangzhou City	Head office	Guangzhou Shine Real Property Development limited Company	9 July 2012 to 8 July 2014

2	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-3, Jiangzhou Shuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Department	1 April 2013 to 31 March 2018

3	Jiangmen City A Power Fishery Development Co. Ltd.	Room 202, Finance Building Chang’an Street, Niujiang Town, Enping City	Office	The Economic Development Office of Enping Government	15 July 2011 to 14 July 2016

4	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Unit 4-5, Jiangzhou Shuizha Building No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Department	1 June 2012 to 30 June 2017

Consolidated Results of Operations

Part A. Consolidated Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenue

Revenue including increased by $29,052,042 or 114.61% to $54,400,329 for the three months ended June 30, 2013 from $25,348,287 for the three months ended June 30, 2012. The increase was primarily due to the natural growth of revenue generated from our fishery, plantation, beef, organic fertilizer, cattle farm, beef and corporate and others operations and the maturity of on-going divisional businesses improving their revenues.

The following chart illustrates the changes by category from the three months ended June 30, 2013 to the three months ended June 30, 2012.

Revenue
	2013	2012
Category	Q2	Q2	Difference
	$	$	$
Fishery	17,904,106	15,799,765	2,104,341

Plantation	3,554,986	2,081,863	1,473,123

Beef	7,328,071	2,170,154	5,157,917

Organic fertilizer	9,618,307	1,781,966	7,836,341

Cattle farm	6,421,161	3,514,539	2,906,622

Corporate and others	9,573,698	-	9,573,698

Total	54,400,329	25,348,287	29,052,042

Fishery: Revenue from fishery increased by $2,104,341 or 13.32% to $17,904,106 for the three months ended June 30, 2013 from $15,799,765 for the three months ended June 30, 2012. The increase was primarily due to our increased contract service income from fishery, WSC 1 and prawn development contracts and sale of fish for the three months ended June 30, 2013 versus consulting income and sale of fish for the three months ended June 30, 2012.

Plantation: Revenue from plantation of flowers increased by $1,473,123 or 70.76% to $3,554,986 for the three months ended June 30, 2013 from $2,081,863 for the three months ended June 30, 2012. The increase was primarily due to the increase of wholesales prices in both of the fresh and dried flowers and the increase of production of flowers this season.

Beef: Revenue from beef increased by $5,157,917 or 237.68% to $7,328,071 for the three months ended June 30, 2013 from $2,170,154 for the three months ended June 30, 2012. The increase was primarily due to our increase of cattle grown in the farms.

Organic fertilizer: Revenue from organic fertilizer increased by $7,836,341 or 439.76% to $9,618,307 for the three months ended June 30, 2013 from $1,781,966 for the three months ended June 30, 2012. The increase was primarily due to the new production plants at HSA increasing its sales and production of fertilizer.

Cattle farm: Revenue from the cattle farm increased by $2,906,622 or 82.70% to $6,421,161 for the three months ended June 30, 2013 from $3,514,539 for the three months ended June 30, 2012. The increase was primarily to the increase of sales due to the increase of cattle being grown in the Cattle Farm 1.

Corporate and others: Revenues from corporate and others for the three months ended June 30, 2013 increased by $9,537,638 from $0 for the three months ended June 30, 2012, the increase is due primarily to the increase of consulting and services being contracted and the increase of sales through trading of the imported frozen and fresh seafood for the three months ended June 30, 2013.

Cost of Goods Sold

Cost of Goods Sold increased by $23,219,843 or 196.94% to $35,009,882 for the three months ended June 30, 2013 from $11,790,039 for the three months ended June 30, 2012. The increase was primarily due to the Company increasing its scale of operation from continuing operations in terms of our fishery, plantation, beef, organic fertilizer, cattle farm, beef and corporate and others operation for three months ended June 30, 2013 as compared for the three months ended June 30, 2012.

The following chart illustrates the changes by category from the three months ended June 30, 2013 to three months ended June 30, 2012.

Cost of Goods Sold
	2013	2012
Category	Q2	Q2	Difference
	$	$	$
Fishery	13,773,395	6,592,310	7,181,085
Plantation	1,260,957	558,348	702,609
Beef	5,852,877	2,667,740	3,185,137
Organic Fertilizer	5,040,172	1,063,207	3,976,965
Cattle farm	3,315,692	908,434	2,407,258
Corporate and others	5,766,789	-	5,766,789

Total	35,009,882	11,790,039	23,219,843

Fishery: Cost of goods sold from fishery increased by $7,181,085 or 108.93% to $13,776,395 for the three months ended June 30, 2013 from $6,592,310 for the three months ended June 30, 2012. The increase was primarily due to an increase in the sales relating to the increase volume of fish production of our fish farms for the three months ended June 30, 2013 comparing to the three months ended June 30, 2012.

Plantation: Cost of goods sold from plantation of flowers increased by $702,609 or 125.84% to $1,260,957 for the three months ended June 30, 2013 from $558,348 for the three months ended June 30, 2012. The increase was primarily due to cost increase in farm labor, logistic and associated general overhead of operation due to the related increase of sale.

Beef: Cost of goods sold from beef increased by $3,185,137 or 119.39% to $5,852,877 for the three months ended June 30, 2013 from $2,667,740 for the three months ended June 30, 2012. The increase was primarily due to the increase sales volume of cattle, which led to a corresponding increase in the cost of sales.

Organic fertilizer: Cost of goods sold from organic fertilizer increased by $3,976,965 or 374.05% to $5,040,172 for the three months ended June 30, 2013 from $1,063,207 for the three months ended June 30, 2012. The increase was primarily due to the related increase of sales.

Cattle farm: Cost of goods sold from cattle farm increased by $2,407,258 or 264.99% to $3,315,692 for the three months ended June 30, 2013 from $908,434 for the three months ended June 30, 2012. The increase primarily was due to the increase of cattle being grown and sold by the Cattle Farm 1 for the three months ended June 30, 2013.

Corporate and others: Cost of sales for the three months ended June 30, 2013 increased by $5,766,789 from $0 for the three months ended June 30, 2012. The increase is due primarily to the corresponding increase of sales and trades and consulting services for the three months ended June 30, 2013.

Gross Profit

Gross profit increased by $5,832,199 or 43.02% to $19,390,447 for the three months ended June 30, 2013 from $13,558,248 for the three months ended June 30,2012.The increase was primarily due to the corresponding increases in revenues from our plantation, beef, organic fertilizer, cattle farm and beef and corporate and others operations.
The following chart illustrates the changes by category from the three months ended June 30, 2013 to the three months ended June 30, 2012.

The following chart illustrates the change from the three months ended June 30, 2013 to the three months ended June 30, 2012.

Gross profit
	2013	2012
Category	Q2	Q2	Difference
	$	$	$
Fishery	4,130,711	9,207,455	(5,076,744)
Plantation	2,294,029	1,523,515	770,514
Beef	1,475,194	846,799	628,395
Organic fertilizer	4,578,135	1,106,947	3,471,188
Cattle farm	3,105,469	873,532	2,231,937
Corporate and others	3,806,909	-	3,806,909
Total	19,390,447	13,558,248	5,832,199

Fishery: Gross profit of the fishery decreased by $4,130,711 or (55.13%) to $4,130,711 for the three months ended June 30, 2013 from $9,207,455 for the three months ended June 30, 2012.The decrease was primarily due to (i) part of the sales from fishery segment was reallocated to a new segment marked “Corporate and others” amounting to $3,806,909 and (ii) the decrease of the Gross Profit by $1,269,835 for the three months ended June 30,2013 was due primarily to the decrease in the sales prices of sleepy cod fish dropping from $27/kg during the three months ended June 30, 2012 to $15.3/Kg during the three months ended June 30,2013.

Plantation: Gross profit from the plantation increased by $770,514 or 50.57% to $2,294,029 for the three months ended June 30, 2013 from $1,523,515 for the three months ended June 30,2012. The increase was due mainly to the increase of wholesales prices both on dried and fresh flowers and the increase of production of flowers.

Beef: Gross profit from beef increased by $628,395 or 74.21% to $1,475,194 or for the three months ended June 30, 2013 from $846,799 for the three months ended June 30, 2012 which is due primarily to the natural growth of operation.

Organic fertilizer: Gross profit from organic fertilizer increased by $3,471,188 or 313.58% to $4,578,135 for the three months ended June 30, 2013 from $1,106,947 for the three months ended June 30, 2012. The increase was primarily due to the increase of fertilizer sales by HSA’s new production factory.

Cattle farm: Gross profit from cattle farm development increased by $2,231,937 or 255.51% to $3,105,469 for the three months ended June 30, 2013 from $873,532 for the three months ended June 30, 2012. The increase was primarily due to the increase of cattle being grown and sold by Cattle Farm 1for the three months ended June 30, 2013.

Corporate and others: Gross profit from the corporate and others increased by $3,806,909 for the three months ended June 30, 2013 from $0 for the three months ended June 30, 2012, and the increase is due primarily to part of the Fishery segment’s sales in consulting service and trading of fish sales were reallocated to this segment for the three months ended June 30, 2013.

General and Administrative Expenses and Interest Expenses

General and administrative expenses (including depreciation and amortization)decreased by $1,127,374 to $1,663,262 for the three months ended June 30, 2013 from $2,735,677 for the three months ended June 30,2012. The decrease was primarily due to the decrease in wages and salaries payments paid as incentive compensation to our staff by the issuance of shares amounting to $666,778 for the three months ended June 30,2012 compared to $90,600 for the three months ended June 30, 2013 and included in the miscellaneous were payments for overseas professional services of $781,684 for the three months ended June 30,2012 whereas payments for overseas professional services were billed under Office and corporate expenses instead of miscellaneous for the three  months ended June 30,2013.

The following chart illustrates the changes by category from the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Category	2013 Q2	2012 Q2	Difference
	$	$	$
Office and corporate expenses	590,182	309,685	280,497

Wages and salaries	375,374	918,205	(542,831)

Traveling and related lodging	20,513	8,119	12,394

Motor vehicles expenses and local transportation	44,257	16,750	27,507

Entertainments and meals	36,832	35,519	1,313

Others and miscellaneous	77,827	897,586	(819,759)

Depreciation and amortization	463,319	549,814	(86,495)

Sub-total	1,608,304	2,735,677	(1,127,374)

Interest expenses	54,958	-	54,958

Total	1,663,262	2,735,677	(1,072,416)

Depreciation and Amortization

Depreciation and Amortization increased by $56,088 or 6.13% to $970,023 for the three months ended June 30,2013 from $913,935 for the three months ended June 30,2013. The increase was primarily due to the increase of depreciation by $206,066 to $331,596 for the six months ended June 30, 2013 from depreciation of $125,530 for the three months ended June 30, 2012, and the decrease of amortization by $149,978 to $638,427 for three months ended June 30, 2013 from amortization of $788,405 for the three months ended June 30, 2012.

In this respect, total depreciation and amortization amounted to $970,023 for the three months ended June 30, 2013, out of which amount, $463,319 was booked under General and administration expenses and $506,704 was booked under cost of goods sold; whereas total depreciation and amortization was at $913,935 for the three months ended June 30, 2012 and out of which amount, $549,814 was booked under General and Administration expenses and $364,121 was booked under cost of goods sold.

Gain on extinguishment of debts

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. The Company has reported $498,025 and $562,361 as gain on the extinguishment of debts for the three months ended June 30, 2013 and 2012, respectively.

Part B. Six Months Ended June 30, 20131 Compared to Six Months Ended June 30, 2012

Revenues

Revenues increased by $68,179,777 or 164.97% to $109,508,080 for the six months ended June 30, 2013 from $41,328,303 for the six months ended June 30, 2012. The increase was primarily due to the increase of revenue generated from our fishery, plantation, beef, organic fertilizer, cattle farm and corporate and others operations and the maturity of on-going divisional businesses improving their revenues.

The following chart illustrates the changes by category from the six months ended June 30, 2013 to June 30, 2012.

Revenue
	2013	2012
Category	Q1- Q2	Q1-Q2	Difference
	$	$	$
Fishery	42,122,633	26,894,374	15,228,259

Plantation	3,554,986	2,081,863	1,473,123

Beef	14,123,908	7,445,425	6,678,483

Organic fertilizer	17,700,369	2,183,215	15,517,154

Cattle farm	14,783,718	2,723,426	12,060,292

Corporate and others	17,222,466	-	17,222,466

Total	109,508,080	41,328,303	68,179,777

Fishery: Revenues from fishery increased by $15,228,259 or 56.62% from $26,894,373 for the six months ended June 30, 2012 to $42,122,633 for the six months ended June 30, 2013. The increase in fishery was primarily due to our increased contract service income from fishery and prawn development contract for the six months ended June 30, 2013.

Plantation: Revenues from plantation increased by $1,473,123 or 70.76% to $3,554,986 for the six months ended June 30, 2013 from $2,081,863 for the six months ended June 30, 2012. The increase in plantation was primarily due to the increase of sale of products derived from the increase of field production of flowers.

Beef: Revenues from beef increased by $6,678,483 or 89.70% to $14,123,908 for the six months ended June 30, 2013 from $7,445,425 for the six months ended June 30, 2012. The increase in beef sales was primarily due to the increase of cattle being grown in the farms during the six months ended June 30, 2013.

Organic fertilizer: Revenue from organic fertilizer increased by $15,517,154 or (710.75%) to $17,700,369 for the six months ended June 30, 2013 from $2,183,215 for the six months ended June 30, 2012. The increase was due to the increase of production and sales by the new fertilizer factory of HSA.

Cattle farm: Revenues from cattle farm increased by $12,060,292 or 442.84% to $14,783,718 for the six months ended June 30, 2013 from $2,723,426 for the six months ended June 30, 2012. The increase in cattle farm was primarily due to the increase of cattle being grown at Cattle Farm 1 during the  six months ended June 30, 2013.

Corporate and others: Revenues increased by $17,222,466 for the six months ended June 30, 2013 from $0 for the six months ended June 30, 2012. The increase is due primarily that part of the Fishery segment’s sale deriving from consulting service, and seafood trading were reallocated to the segment of “Corporate and others” during the corresponding period.

Cost of Goods Sold

Cost of goods sold increased by $48,838,353 or 247.20% to $68,594,816 for the six months ended June 30, 2013 from $19,756,463 for the six months ended June 30, 2012. The increase was primarily due to the Company increased our fishery, plantation, beef, organic fertilizer, cattle farm and corporate and others operations for six months ended June 30, 2013 as compared for the six months ended June 30, 2012.

The following chart illustrates the changes by category from the six months ended June 30, 2013 to June 30, 2012.

Cost of goods sold
	2013	2012
Category	Q1- Q2	Q1-Q2	Difference
	$	$	$
Fishery	28,354,892	12,090,750	16,264,142

Plantation	1,260,957	558,348	702,609

Beef	9,633,534	4,970,923	4,662,611

Organic fertilizer	9,132,048	1,075,329	8,056,719

Cattle farm	8,913,731	1,061,113	7,852,618

Corporate and others	11,299,654		11,299,654

Total	68,594,816	19,756,463	48,838,353

Fishery: Cost of goods sold from fishery increased by $16,264,142 or 134.52% to $28,354,892 for the six months ended June 30, 2013 from $12,090,750 for the six months ended June 30, 2012. The increase of cost of sales of fishery was primarily due to the related increase of fish production during the the six months ended June 30, 2012.

Plantation: Cost of goods sold from plantation increased by $702,609 or 125.84% to $1,260,957 for the six months ended June 30, 2013 from $558,348 for the six months ended 30 June 2012. The increase in cost of sales of the plantation was primarily due to the increase of corresponding production of flowers.

Beef: Revenues from beef increased by $4,662,611 or 93.80% to $9,633,534 for the six months ended June 30, 2013 from $4,970,923 for the six months ended June 30, 2012. The increase in cost of sales of the beef was primarily due to the increase of the corresponding increase of sale derived from more cattle being grown in the farm during the six months ended June 30, 2013.

Organic fertilizer: Cost of goods sold from organic fertilizer increased by $8,056,719 or 749.23% to $9,132,048 for the six months ended June 30, 2013 from $1,075,329 for the six months ended June 30, 2012. The increase was due to the increase of fertilizer production from the new fertilizer factory of HSA during the six months ended June 30, 2013.

Cattle farm: Cost of goods sold from cattle farm increased by $7,852,618 or 740.04% or to $8,913,731 for the six months ended 30 June 2013 from $1,061,113 for the six months ended 30 June 2012. The increase in cattle farm was primarily due to the increase of production having more being grown in Cattle Farm 1 during the six months ended June 30, 2013.

Corporate and others: Cost of goods sold increased by $11,299,654 for the six months ended June 30, 2013 from $0 for the six months ended June 30, 2012. The increase is due primarily that part of the Fishery segment’s sale deriving from consulting service, and seafood trading were reallocated to the segment of “Corporate and others” during the six months ended June 30, 2013 as such enhancing corresponding increase in cost of sales accordingly.

Gross Profit

Gross profit increased by $19,341,424 or 89.66% to $40,913,264 for the six months ended June 30, 2013 from $21,571,840 for the six months ended June 30, 2012. The increase was primarily due to the corresponding increase in operation revenues. The increase was primarily due to the corresponding increase in scale of operation of revenues from plantation, beef, organic fertilizer, cattle farm, corporate and others.

The following chart illustrates the changes by category from the six months ended June 30, 2013 to June 30, 2012.

The gross profit by category is as follows:

Gross profit
	2013	2012
Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	13,767,741	14,803,623	(1,035,882)

Plantation	2,294,029	1,523,515	770,514

Beef	4,490,374	2,474,502	2,015,872

Organic fertilizer	8,568,321	1,107,887	7,460,434

Cattle farm	5,869,987	1,662,313	4,207,674

Corporate and others	5,922,812	-	5,922,812

Total	40,913,264	21,571,840	19,341,424

Fishery: Gross profit from fishery decreased by $1,035,882 or (7.00)% from $13,767,741 for the six months ended June 30, 2013 from $14,803,623 for the six months ended June 30, 2012 . The decrease in fishery was primarily due to the decrease of sales prices of sleepy cod fish falling from the average of $27/Kg for the six months ended June 30, 2012 to its current average of $15.3/Kg for the  six months ended June 30, 2013.

Plantation: Gross profit from plantation increased by $770,514 or 50.57% to $2,294,029 for the six months ended June 30, 2013 from $1,523,515 for the six months ended June 30, 2012. The increase in plantation was primarily due to the increase of sale due to increase of production of flowers at the farm during the six months ended June 30, 2013.

Beef: Gross profit from beef increased by $2,015,872 or 81.46% to $4,490,374 for the six months ended June 30, 2013 from $2,474,502 for the six months ended June 30, 2012. The increase in beef was primarily due to increased sale of cattle having more cattle being grown in the farms.

Organic fertilizer: Gross profit from organic fertilizer increased by $7,460,434 or 673.39% to $8,568,321 for the six months ended June 30, 2013 from $1,107,887 for the six months ended June 30, 2012. The increase was due to the increase of sales of fertilizer produced by the new fertilizer of HSA during the six months ended June 30, 2013.

Cattle farm: Gross profit from cattle farm increased by $4,207,674 or 253.12% to $5,869,987 for the six months ended 30 June 2013 from $1,662,313 for the six months ended June 30, 2012. The increase of gross profit in cattle farm was primarily due to the increase of sales in cattle having more cattle being grown in Cattle Farm 1 in the six months ended June 30, 2013.

Corporate and others: Gross profit increased by $5,922,812 for the six months ended June 30, 2013 from $0 for the six months ended June 30, 2012. The reason for the increase is due primarily to part of the fishery segment’s sales in consulting services and trading of imported seafood being reallocated to this segment deriving profit accordingly.

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) decreased by $1,032,298 or 23.08% to $3,925,702 for the six months ended June 30, 2013 from $4,957,999 for the six months ended June 30, 2012. The decrease was primarily due to decrease in wages and salaries payments paid for incentives compensation to our staffs by the issuance of shares amounting to $1,333,556 for the six  months ended June 30,  2012 compares to $181,200 for the six months ended June 30, 2013 and including in the miscellaneous were payments for overseas professional services of $781,684 for the six months ended June 30,  2012 whereas payments for overseas professional services were billed under Office and corporate expenses instead of miscellaneous for the six months ended June 30, 2013.

Category	2013 Q1-Q2	2012 Q1-Q2	Difference
	$	$	$
Office and corporate expenses	1,328,662	1,151,439	177,223
Wages and salaries	962,101	1,863,290	(901,189)
Traveling and related lodging	34,998	20,276	14,722
Motor vehicles expenses and local transportation	73,893	37,200	36,693
Entertainments and meals	64,850	52,395	12,455
Others and miscellaneous	300,881	929,902	(629,021)
Depreciation and amortization	1,048,307	903,498	144,809
Sub-total	3,813,692	4,957,999	(1,144,308)
Interest expenses	112,010	-	112,010

Total	3,925,702	4,957,999	(1,032,298)

Depreciation and Amortization

Depreciation and amortization increase by $293,635 or 22.22% to $1,614,965 for the six months ended June 30, 2013 from $1,321,330 for the six months ended June 30, 2012. The decrease was primarily due to the increase of depreciation by $455,517 to $638,671 for the six months ended June 30, 2013 from depreciation of $183,154 for the six months ended June 30, 2012, and the decrease of amortization by $161,882 to $976,294 for six months ended June 30, 2013 from amortization of $1,138,176 for the six months ended June 30, 2012.

In this respect, total depreciation and amortization amounted to $1,614,965 for the six months ended June 30, 2013, out of which amount, $1,048,307 was booked under General and administration expenses and $566,658 was booked under cost of goods sold; whereas total depreciation and amortization was at $1,321,330 for the six months ended June 30, 2012 and out of which amount, $903,498 was booked under General and Administration expenses and $417,832 was booked under cost of goods sold.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debts of $1,051,013 and $817,513 has been credited (charged) to operations for the six months ended June 30, 2013 and 2012, respectively.

Part C. More detailed segment information and analysis of the financial statements for the six months ended June 30, 2013

This Part C discusses and analyzes certain items that we believe would assist our shareholders in obtaining a better understanding on the Company’s results of operations and financial condition:

 (A) Breakdown of Balance Sheet items (1) on total current assets:

(A) Balance Sheet items (1) on total current assets:
	As of June 30, 2013	Note
	$
Cash and cash equivalents	9,391,449
Inventories	18,887,433	1
Cost and estimated earnings in excess of billings on uncompleted contracts	1,286,775
Deposits and prepaid expenses	52,091,997	2
Accounts receivable, net of allowance for doubtful debts	82,373,870	3
Other receivables	6,374,272	4
	170,405,796

Note (1): Breakdown of Inventories

As of June 30, 2013
$
Sleepy cod and eels	5,432,990
Bread grass	709,366
Beef cattle	2,985,965
Organic fertilizer	702,836
Forage for cattle and consumable	3,144,896
Raw materials for bread grass and organic fertilizer	5,237,102
Unharvested HU plantation	674,278
18,887,433

Note (2) Breakdown of Deposits and Prepaid Expenses

	As of June 30, 2013	Note
	$
Deposits for
Deposits for Prepayments for purchases of equipment	2,059,776
Deposits for- acquisition of land use right	7,826,508	2A
Deposits for- inventory purchases	4,940,767
Deposits for- aquaculture contract	1,303,607
Deposits for- building materials	1,281,935
Deposits for- proprietary technology	2,254,839
Prepayments for construction in progress	19,658,537
Shares issued for employee compensation and oversea professional fee	90,600
Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies	7,704,670
Miscellaneous	4,970,758
	52,091,997

Note (2A) Breakdown of Deposit for- acquisition of Land Use Right:

As of June 30, 2013, we have $7,826,508 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

⋅
$3,182,180 (or RMB20,000,000) was for the full payment on June 6, 2012 for the Land Use Right by HAS of a block of land measuring 150 Mu (approximately 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress and is expected to be finalized officially on or before the end of year 2013 as such and in the interim prior to the Land Use Right being officially registered, this payment is recorded as Deposit and Prepaid Expenses.

⋅
$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. This piece of land will be rezoned into Residential from its present status of agriculture and transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters; as such SJAP is waiting on the completion of such processes to finalize the said purchase of Land Use Right.

⋅
$4,453,398 (or RMB 27,989,606) was the full payment Capital Award made for the purchase of the Land Use Right on a block of prime agriculture land measuring 235 Mu (approximately 38.5 acres) located at the Cong Hua District Guangzhou City in late October 2010. This block of land is part of a larger block of land (of some 500 acres) that was applying to become a subdivision; however in 2011 the Land Law was changed such that the said sub-division would require the approval of the central government instead of the approval by the local government alone prior to 2011, entailing a much longer approval process. Cong Hua District was rezoned as a suburb of the Guangzhou City in 2010 and is within close proximity of the Guangzhou City; as such management evaluates it as a valuable piece of land very suitable for the development of one of our agriculture projects.

⋅
The new block of land namely “Guangdong Lot 10 (referred to in our “Summary of Land Assets” of this report) is land zoned as “Industrial Land” that will be used by HST to expand its processing operation of the HU Plants and Immortal Vegetables and it has a tenure period of 10 years secured under a Management Right at the cost of RMB3,040,000 (equivalent to $490,322) that was paid fully; as such as at the period ended June 30, 2013 no additional deposit and prepayment was recorded.

Note (3) Breakdown of Accounts Receivable:

	As of June 30, 2013
	Accounts receivable	0-30 days past due	31-90 days past due	91-120 days past due	over 120 days and less than 1 year past due
	$	$	$	$	$
Consulting and Service (from 6 contracts) totaling	49,195,415	12,564,089	27,954,719	8,003,832	672,775

Sales of Fish (from Farms and from imports)	10,962,674	4,363,031	3,399,821	3,199,821	-

Sales of Cattle and Beef Meats (from Enping Farm)	1,558,096	16,390	1,541,706	-	-

Sales of HU Flowers (Dried)	3,364,099	2,912,015	452,084	-	-

Sales Fertilizer, Bulk Stock feed and Cattle by SJYL	14,180,446	4,861,406	5,759,543	3,542,171	17,326

Sales Fertilizer from H.S.A..	3,113,140	847,118	1,745,787	505,689	14,547

Total Accounts Receivable	82,373,870	25,564,049	40,853,660	15,251,513	704,648

Percentage of total population	100%	31%	50%	19%	1%

Information on trading terms and provision for diminution in value of accounts receivable:

None of our accounts receivable is more than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms capped within 180 days with our principal investor and therefore no diminution in value is required, as the quality of the receivable is not in doubt.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices capped within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold over US$10.9 million in fish to the wholesalers during the 2nd quarter 2013, and as of June 30, 2013, accounts receivable of $0 was over 180 days. These debtors are wholesalers who are profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

Sales of dried HU flowers: The dried flowers were sold to wholesalers in line with our longer trading terms (e.g., up to 180 days) so as to offset their holding cost so that they could sell the dried flowers through the winter months (from December 2013 to June 2014 when the new season starts). We agreed with the wholesalers that they would buy our dried flowers as soon as we produce them. Therefore, we consider the receivables from the sales of dried HU flowers to be from wholesalers with a good track record and therefore provision for diminution in value is not required as collection is not in doubt. As shown in the table above, $3,364,099 sales revenues are derived from new season sales whereas all 2012 season’s sale was paid and collected.

Sales of fertilizer and bulk Livestock Feed: These were sales made to regional farmers who are contracting to grow crops and pastures for us using and purchasing our fertilizer and we in turn are to buy their cattle that are fed with bulk cattle feed purchased from us, such that we are ultimately to repurchase the cattle. Under this term of arrangements our accounts receivable are normally carried forward until such time they can be offset against our account payables (that is, the amount owed for the amount of crops and pastures is offset against the amount of cattle that we have brought from them respectively). Therefore there is no need to provide any diminution in value as these debtors are on-going and profitable and viable businesses with a good track record with us and collection from them is not in doubt.

Information on Concentration of credit risk of account receivables:

We had 4 major customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note 2.26) who accounted for ten percent or more of our consolidated revenues during the six months ended June 30, 2013 shown in table below:

	Six months ended June 30 2013
	% of total Revenue	$	Total Revenue
Customer A	18.57%	20,338,677
Customer B	16.71%	19,293,639
Customer C	12.32%	13,494,997
Customer D	10.09%	11,051,367

	57.69%	64,178,680	109,508,080

Customer A is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”).CA was the consulting engineer responsible for the construction of WSC 1and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers which we bill our sales of seafood (including live and frozen seafood) to. APNW then distributes the seafood to other wholesalers in various cities in China. WSC 1 is situated ideally at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits during the six months ended June 30, 2013. As such, SIAF uses APNW’s permits for its import and export trades to be carried out in China. WSC 1 had 18.57% of our total consolidated revenue (equivalent to $20,338,677 out of our total revenue of $109,508,080) derived collectively from the following segments of activities:

				Six months ended June 30, 2013
Name of company	Segments	Operation Division	Abbreviation name	% of total consolidated	Amount in
				Revenue	$

CA	Fishery	Consulting and Services	Wholesale Center (1)	1.61%	1,760,135
		Sales of fish (from Fish Farm 1)		2.79%	3,058,089
		Sales of fish / eels from Contract Growers		2.89%	3,166,528

SIAF	Corporate	Trading sales of seafood		11.28%	12,353,925
				18.57%	20,338,677

Customer B is Guangzhou Wholesale market (Store 8) represented by Mr. Han Zhiqiang who distributes our live fish (or other live aquatic animals, e.g., prawns and eels) to other wholesalers at the Guangzhou Wholesale Fish Markets. While there are over 300 live seafood wholesalers at the Guangzhou wholesale markets, there are only about30 of them are in Mr. Han’s group of wholesalers handling the sales of our aquatic seafood. Furthermore, although we billed our live aquatic seafood sales to one wholesaler (in Mr. Han) that did not mean that our live aquatic seafood was sold by one wholesaler. During the six months period ended June 30, 2013, Mr. Han had 16.71% of our total consolidated revenue (equivalent to $18,293,639 out of our total revenue of $109,508,080) derived from the sales of CA’s live aquatic seafood under the segment of Fishery.

Customer C is one of our main agents, namely Mr. Li Changfa, who distributes SJAP’s organic fertilizer, bulk livestock feed and concentrated livestock feed to our corporative farmers and other regional farmers. During the six months period ended June 30, 2013, Mr. Li had 12.32% of our total consolidated revenue (equivalent to $13,494,997 out of our total revenue of $109,508,080)derived from the sales of SJAP’s organic fertile, bulk livestock feed and concentrated livestock feed under the segment of Organic Fertilizer and Bread Grass.

Customer D is Mr. Liu Guang, the Chinese legal representative of the group of businessmen with whom CA contracts under a Consulting and Service Contract to construct and develop Prawn Farm 2 and to develop its related business operation. During the six months period ended June 30, 2013, Mr. Liu had 10.09% of our total consolidated revenue (equivalent to $11,051,367 out of our total revenue of $109,508,080) derived from CA’s Consulting and Service Contract under the segment of Fishery.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during the six months ended June 30, 2013:

	As of June 30, 2013		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	15.21%	12,593,302
Customer B	15.01%	12,427,710
Customer C	12.03%	9,960,383
Customer D	11.69%	9,678,876
	53.94%	44,660,271	82,796,201

Note4 Breakdown of Other Receivables:

	As of June 30, 2013	Note
	$
Cash advances paid as consideration to secure investments	4,657,728
Miscellaneous	937,497
Advances to employees	206,046
Advances to Suppliers (at SJAP’s operations)	573,001	4A

	6,374,272

Note 4A: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our corporative growers (presently standing at 100 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produces or sales of their cattle. On average, it works out at less than US$63,742 per member that in the management’s opinion is a normal ongoing season on season process deemed fair and equitable. In this respect, as the said average increases it means that the average corporative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

(B). Breakdown of Balance Sheet Item (2) on Current Liabilities:

	As at June 30, 2013	Note
Current liabilities
Accounts payable and accruals	8,368,834	7
Billings in excess of cost and estimated earnings on uncompleted contracts	922,375
Due to a director	3,257,085
Other payables	10,259,178	8
Short term bank loan	2,265,849
Total current liabilities	25,073,321

Note 7. Accounts payables and accrued expenses clarification:

Our current trading environment to limited number of suppliers who will offer prolonged credit terms means that most purchases are paid for in cash or short credit terms (7 to 10 days), and in a way this allows us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $8,368,834 representing about 7.65% of total sales of $109.5 million for the reasons stated below:

Our main Account Payables during the six months ended June 30, 2013 were generated from the following activities:

1.
We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services(“C&S”) since inception account is the major contributor of income to date and cost of sales averaging52% and 31% for CA and SIAF, respectively derived from its respective C&S during the quarter.

2.
Implementation, supervision, training and associated management work and most of the building sub-contractors worked on sub-contract at cost fixed by us; consequently, no big profit margin is accepted that did not provide room for prolonged credit term. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own designs and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned us excellent credibility with all of our suppliers and sub-contractors.

3.
Fish sales started gradually in late 2011, and the cost of sales averaged 47% and 63% in the three months ended March 31 and June 30, of 2013, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.

4.
Cattle sales at SJAP’s own cattle stations and from its corporative farmers started in 2011 at lower profit margins compared to the sales of fish and the cost of sales was averaging 77% and 80% for the three months ended March 31 and June 30, of 2013, respectively; it is also customary in China to pay for the young live cattle by cash on deliveries. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaging 72%and 90% in the three months ended March 31 and June 30, of 2013, respectively. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.

5.
In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of JHMC which is a very early stage company especially so in the manufacturing of fertilizer such that prolonged credit term facilities have not been established for its purchases of raw materials.

6.
Bulk livestock feed are produced by regional corporative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average 48% and 40% in the three months ended March 31 and June 30, of 2013. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note 8.Analysis of Other Payables:

As of June 30, 2013, we have other payables totaling $10,259,178, composed of the following:

Promissory notes amounting to $4,477,414 were issued to third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two years at interest free term. Promissory notes could be repaid either by cash or shares of the Company or a combination thereof. If debt amounts are settled by shares, their respective share conversion rates will be determined by both parties at the time of settlement.

A grant of $2,192,825 paid by the Chinese Government to SJAP for the development of a certain project, however it is the law of China such that if SJAP will not be able to complete the said project, SJAP will have to repay the said grant to the Government. As of June 30, 2013, although work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

Other advances that were given by third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that do not have any promissory note or agreement but verbal understanding amounting to $3,593,095.

C. Breakdown of Income Statements (1) Segment Item – Revenue, Cost of Sales and Gross Profit (for the three months ended June 30, 2013):

Segments	Sales Revenue	% of total	Cost of sales	% of sales	Gross Profit	% of sales	Note
	Q22013	Revenue	Q22013	Revenue	Q22013	Revenue
	$		$		$
Fishery Sector
CA
Consulting and Service	6,338,929	12%	3,286,211	52%	3,052,718	38%	a
Others in sales of Fish, Prawns and commissions etc.	11,565,177	21%	9,371,504	81%	2,193,673	19%	b

Cattle Farm Sector
MEIJI
Consulting and Service	2,480,443	5%	1,652,711	67%	827,732	10%	d
Others in sales of cattle, meat and commission etc.	3,940,718	7%	2,755,886	70%	1,184,832	30%	e

Beef Organic fertilizer Sector
Qinghai Sanjiang A Power, HuangYuan, Xining (45% subsidiary)
Fertilizer	2,118,342	4%	920,411	43%	1,197,931	57%	f
Bulk Live Stock Feed	2,193,056	4%	886,014	40%	1,307,042	60%	g
Concentrated Live-stock Feed and related products	2,700,277	5%	1,640,523	61%	1,059,754	39%	h
Cattle	7,359,619	14%	5,878,075	80%	1,481,544	20%	i
Hunan Shanghua A Power (75% Subsidiary)
Organic Fertilizer (ex-stocks supplied by SJAP)	550,054	1%	441,821	80%	108,233	20%	j
100% pure organic mixed fertilizer	2,025,030	4%	1,148,980	57%	876,050	44%	k
HU Plant Sector
Jiang Men HST (75% subsidiary)	3,554,986	7%	1,260,957	35%	2,294,029	65%	l
Corporate Sector (SIAF)
SIAF					-
Consulting and Service	4,272,119	8%	1,322,097	31%	2,950,022	69%	m
Import and export sales	5,301,579	10%	4,444,692	84%	856,886	16%	n
others							o
Total	54,400,329	100%	35,009,882	64%	19,390,447	36%

Note (a), (d) and (m) Consulting and Service

The table below highlights on general information of ongoing Consulting and Services of the quarter provided by Capital Award, MEIJI and SIAF respectively:

Name of the developments	Location of development	Land area or Built up area	Current Phase & Stage	Commencement date	Estimated completion date on or before	Contractual amount	% of work done as at 30.06.2013
						$
CA’s Consulting and Services
Fish Farm (2) “The Fish & Eel Farm	Xin Hui District, Jiang Men.	33,000 m2	Phase (2)	15.Jan. 2013	June. 2014	14.9 million	28%
Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	120,000 m2	Phase 2 Stage 1	12. Oct. 2012	31. Dec. 2013	8.67 Million	50%
MEIJI’s Consulting and Services
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	10 Km Road	One Phase	15. Sept. 2012	31. March. 2013	5.28 Million	100%
SIAF’s Consulting and Services:
Wang Xiangcheng Restaurant projects	Hai Zhu District, Guangzhou City	Pending	Phase 1	01. Oct. 2012	30. Sept. 2015	17.5 Million	25%
Whole Sale Center (2) (Beef)	Li Wan District, Guangzhou City	5,000 m2	Phase 1 Stage 1&2	15. Aug. 2012	30. Sept. 2013	3.7 Million	100%

Whereas CA’s revenues (Note a) generated from its Consulting and Service Contracts (“C&S”) are normal resulting Gross Profit (“GP”) margin around its general standard of (38 to 45%), MEIJI’s GP margin (Note b) (at only 10%) is much lower than its general standard (of about 30 to 35%) due primarily to its work done during the quarter mainly consisting of the finishing work of the external roads that involved many sub-contractors who are registered in the panels of the Government that did not allow MEIJI to gain higher margins and at the same time, the heavy rainy weather of the quarter interrupted many working schedules arranged for the development of Cattle Farm 2 that involved extra costs and SIAF’s work (Note m) performed during the quarter on the development and construction of restaurants and wholesale centers involved much work that was carried out by our own departments resulting in much higher GP margins (69%) for the quarter than our normal standard (recorded at average of 45 to 55%), as such we are expecting that the GP margins will be adjusted and vary from quarter to quarter as the work progresses.

Note (b) and (d): Analysis of Fish sales of Capital Award

During the three month period ended June 30, 2013, Capital Award’s fish sales were derived from following divisional activities:

⋅
Capital Award brought from external growers over 318,000 pieces of sleepy cod (at an average weight of 350 gram/piece), around 300,000 pieces of baby eels and 350 MT of fish feed which were sold to Fish Farm 1 as inventory at an average cost of $5.00/piece, $2.06/piece and $1,660/MT respectively.

⋅
Capital Award brought from Fish Farm 1 and sold to wholesale markets 478,603 pieces of sleepy cod(at an average weight of 739 gram/fish) for an average price of $15.8/Kg thus earned commissions based on US$3.20/Kg as its marketing and sales agent. Due to the decline in wholesale prices of sleepy cod (from 2012’s average of US$25.5/Kg), Fish Farm 1’s cost of sales increased to 89% during the first quarter of 2013 but, assisted by the proportionate decrease in cost of the inventory stocks during the last quarter, Fish Farm 1 reduced its cost of sales to 66% during this quarter. In this respect Capital Award’s commission charge (based on RMB20/Kg or equivalent to US$3.2/Kg) has not been readjusted downward during the period.

⋅
Capital Award has been contracting with external growers to grow sleepy cod since January 2012 at fixed cost from US$13.3/Kg in its early days to its recent cost of $15.30/Kg and when these sleepy would grow to market sizes of 500 gram and above/fish, CA would sell them to the wholesale markets. In this respect during this second quarter, CA sold, from its contracted grown sleepy cod inventory, to the Guangzhou City wholesale markets 244,118 pieces of marketable size sleepy cod at the average price of $7.38/fish and to WSC 1 for distribution to the Shanghai wholesale markets as well as to the Southern coastal town’s wholesale markets 391,854 pieces of bigger sized sleep cod at the average of $10.10/fish. CA also brought from external growers 44,385 pieces of “Dark Ring Circle” eels that weigh between (3.2 to 3.7 Kg/eel) at cost average of US$6.5/Kg and sold them to WSC 1 and to various wholesale markets in the regional cities (e.g., Shanghai, Guangzhou and Beijing) at relatively low margin (of breakeven prices) to get familiar with the eel markets.

As such, CA’s overall GP margin is averaging 27% during this quarter derived from the sales of its live aquatic seafood.

Note (e) and (i): referring to Analysis of Cattle sales of MEIJI and SJAP

Note (e) referring to MEIJI’s cattle sales (during the three month period ended June 30, 2013):

⋅
MEIJI brought from Cattle Farm 1 cattle aged between 15 months to 19 months old at live weight (from 579 kg/head to 815 kg/head for 775 heads of cattle or at the average of 715.8 Kg/head) and sold them to Beijing wholesale markets at the average of $5.16/Kg of live weight or $3,693/head (equivalent to RMB22,162/head) that their growing and sales cost (or cost of sales) is at the average of $3,232/head representing around 12.4% GP margin. In this respect, we believe that our Cattle Farm 1 cattle must have good consistent quality being fed with our Aromatic Feed and grown in our semi-free growing conditions that they were getting good responses from the Beijing markets to allow a premium of $0.65/Kg (live weight) above the general wholesale prices of $4.52/Kg that was recorded during this quarter and is lower than the wholesale prices of $5.2/Kg (average) recorded during the first quarter of 2013. MEIJI’s total revenues shown in the table above includes the sales of 550 heads of young cattle (aged between 7 to 12 months old) brought from external growers and sold to Cattle Farm 1 as its inventory at cost for value of $1,095,290.

However, among MEIJI’s sales, there were 350 heads sold to the “Beijing Cattle Farm” joint venture (described above) that will be distributed by and in the “small wholesale shop” to the regional distributors and public of Beijing, a portion of the additional profits generated from which sales will be shared by MEIJI. Taking into consideration that MEIJI’s cattle production is increasing gradually and slowly in comparison to SJAP, it is possible that our Joint Ventured Beijing Cattle Farm will sell all what MEIJI will produce within the next few years and increase MEIJI’s cattle sales GP margins by an additional 10% or more starting from the next quarter (Q3 of 2013).

Note (i) referring to the sales of cattle at SJAP (during the three month period ended June 30, 2013):

⋅
SJAP sold over 2,345 heads of cattle from its own cattle station and corporative growers collectively at an average of $3,150/head at cost of sales of ($2,417/head from its own cattle station and $2,659/head from the corporative growers) generating revenue of $7.36 million with GP margin averaging 20%. The reasons SJAP enjoys greater profit margins include; (1) SJAP’s batch of cattle sales this quarter were from young cattle SJAP brought through the winter months of last year when the region was short of livestock feed at lower cost, (2) SJAP’s concentrated livestock feed is manufactured in house starting from early of the quarter saving in logistic transportation cost and the benefit of feeding the cattle with our own concentrated livestock feed, (3) the cattle were grown during the warmer months reducing the associated cost of energy under better growing climates. The average sales prices per head of cattle is lower than MEIJI’s cattle sales due mainly to the fact that SJAP’s cattle are lighter in weight due to the shorter fattening period influenced by its regional market demands of smaller cattle compared to the requirement of cattle grown in our Cattle Farm 1and sold at the Beijing markets.

Note (f, g, h, i and k) referring to Analysis of Fertilizer and Livestock feed of SJAP and HSA:

During the second quarter of 2013;

HSA sold 2,273 MT of organic fertilizer from inventory that was supplied by SJAP in 2012 at the average of US$242/MT and at cost of US$182.4/MT, and also sold 4,895 MT of 100% Pure Organic mixed fertilizer (“POMF”) from production of its own fertilizer factory at average prices of US$420/MT that cost US$216/MT.

SJAP sold 12,015 MT, 14,315 MT and 6,440 MT of organic fertilizer, bulk livestock feed and concentrated livestock feed for US$176.3/MT, US$153.2 and US$419.3 and at cost of sales of US$74.2/MT, US$60.50/MT and US$252.25/MT respectively.

 Note (m and n) referring to Analysis of SIAF’s import and export seafood sales:

During the quarter, we imported seafood and sold to WSC 1 under and using its import quotas and licenses deriving revenues based on 16% marked up (inclusive servicing fees of 3.5%) detailed as follows:

6 x 40’ (Sea-containers) of frozen Cuttlefish and Squids from Malaysia, 3 x 40” (Sea-containers) of frozen Salmons from Russia, 74 MT of king sized Live Prawns (or shrimp) from Thailand via its local agent, 37.2 MT of Live Mud Crabs and 35.34 MT of Live Flower Pattern eels for total sales of $5,301,579 with GP margin at 16%.

Income Taxes

There was no income tax payable in six months ended June 30, 2013 or 2012.

Off Balance Sheet Arrangements:

None.

Other Significant Factors That May Affect Cash/Liquidity:

Inflation factors affecting operations:

On the surface the Government’s anti-inflationary measures seemed to be working during the six months ended June 30, 2013. However, management remains concerned since most of the building materials, cost of labor and essential consumer goods are still rising at a higher rate than GDP. Its impact on consumer spending has not seemed to materialize, though, with growth in spending maintaining an upward trajectory.

As of June 30, 2013, the Company had no other significant transactions that may affect our cash/liquidity other than those mentioned in this Quarterly Report.

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

Liquidity and Capital Resources

As of June 30, 2013, we had unrestricted cash and cash equivalents of $9,391,449, (see notes to the consolidated account), and our working capital as of June 30, 2013 was $145,332,475.

As of June 30, 2013, our total long term debts are as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short Term Bank Loan		$2,265,849
Long Term Debts	$0	$0	$178,031	$0	$0
Promissory Notes
Issued to third parties	$5,915,423

Cash provided by operating activities totaled $16,120,653 for the six months ended June 30, 2013. This compares with cash provided by operating activities $9,887,541 for the six months ended June 30, 2012. The increase in cash flows from operations primarily resulted from net cash provided by net income for the period after adjustments of non- cash items.

Cash used in investing activities totaled $14,086,955 for the six months ended June 30; 2013.This compares with cash used in investing activities totaled $11,722,784 for the six months ended June 30, 2012. The increase in cash flows used in investing activities primarily resulted from payment for construction of $12,596,632 for the six months ended June 30, 2013 as compared with payment for construction of $6,626,688 for the six months ended June 30, 2012.

Cash used in financing activities totaled $951,308 for the six months ended June 30, 2013. This compares with cash from financing activities totaled $1,672,033 for the six months ended June 30, 2012.  The decrease in cash flows provided by investing activities  primarily resulted from non-controlling interests contribution of $1,806,644 for the six months ended June 30, 2012 as compared with no non-controlling interests for the six months ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

During the period covered by this quarterly report, we issued an aggregate of 9,824,239 shares of our common stock. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Section 4(2). The shares were issued in consideration for extinguishment of debt in the aggregate amount of $4,777,277 based on a price of the common stock at values ranging from $0.37 to $0.49   per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No .	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer +
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

+filed herewith
* submitted herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

August 19, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 19, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

August 19, 2013	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Marketing Officer and Director

August 19, 2013	By:	/s/ CHEN BORHANN
Chen BorHann
Corporate Secretary and Director

August 19, 2013	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

August 19, 2013	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg
Director