Form 10-K/A
period 2012-12-31
Sino Agro Food, Inc.
filed 2013-10-04
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends Amendment No. 1 to the Annual Report on Form 10-K/A of Sino Agro Food, Inc. (the “Company”) originally filed with the Securities and Exchange Commission (the “Commission”) on April 29, 2013 (the “Original Filing”). This Amendment is being filed to conform certain information contained herein to the information contained in the Form S-1/A filed with the Commission on September 23, 2013.

No other changes have been made in this Amendment to the Original Filing other than to the section entitled “Liquidity and Capital Resources.” Other than the foregoing, this Amendment speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

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

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	BUSINESS.

In this Annual Report, unless the context requires otherwise, references to the “Company,” “Sino Agro” “we,” “our company,” “our” and “us,” refer to Sino Agro Food, Inc., a Nevada corporation together with its subsidiaries.

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

On August 24, 2007 we changed our name from Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. On December 8, 2007, we changed our name to Sino Agro Food, Inc. Our principal executive office is located at Room 3801, 38 th Floor, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

We used to operate a dairy segment but sold it in December of 2009. We made the determination to do so because we believed the dairy industry had poor fundamentals in that it was manipulated and controlled by a few value-added manufacturers who obtained a majority of their raw milk supplies from various regional dairy farmers of the country who received very little value yet were expected to deliver high quality milk. As a result, the small dairy farmers were essentially forced to use chemicals in their milk to bring up the milk’s protein level that eventually caused the down-fall of the industry. In our opinion, this state of affairs led to the collapse of the Chinese dairy industry in 2010. After the sale of our former dairy business, we decided to implement our growth plan to develop the vertically integrated business operations in (i) cattle fattening and producing of beef products and (ii) fishery for the cultivation of fish and prawn and related products, as is further described elsewhere in this Annual Report.

Corporate Acquisitions

On September 5, 2007, we acquired two existing businesses in the People’s Republic of China, or the PRC:

(a)           Tri-Way Industries Ltd., Hong Kong (“TRW”) (formerly known as “Tri-way Industries Limited”), a company incorporated in Hong Kong; and

(b)           Macau EIJI Co. Ltd., Macau (“MEIJI”) (formerly known as Macau Eiji Company Limited”), a company incorporated in Macau, and the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a PRC corporate Sino-Foreign joint venture. HST was dissolved in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foreign joint venture, Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd, China (“JHST”) (formerly known as Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd.), a company incorporated in the PRC with MEIJI owning a 75% interest and HST owning a 25% interest.

In September 2009, we formed a 100% owned subsidiary in Macau, A Power Agriculture Development (Macau) Ltd., China (“APWAM”) (formerly known as “A Power Agro Agriculture Development (Macau) Limited”). APWAM presently owns 45% of a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”). SJAP is engaged in the business of manufacturing bio-organic fertilizer, livestock feed and development of other agriculture projects in the County of Huangyuan, in the vicinity of the Xining City, Qinghai Province, PRC.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City A Power Prawn Culture Development Co. Ltd., China (“EBAPCD”) (formerly known as “Enping City Bi Tao A Power Fishery Development Co., Limited”), incorporated in the PRC. TRW initially owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiangmen City A Power Fishery Development Co. Ltd, China (“JFD”) (formerly known as “Jiang Men City A Power Fishery Development Co., Limited”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, we had invested $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, we acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, we acquired an additional 25% equity interest in JFD for the amount of $1,702,580. We presently own a 75% equity interest in JFD and control its board of directors. As of September 30, 2012, we had consolidated the assets and operations of JFD.

On April 15, 2011, MEIJI applied to form Enping City A Power Beef Cattle Farm (2) Co. Ltd., China (“EAPBCF2”) (formerly known as “Enping City A Power Cattle Farm Co., Limited”), all of which we would indirectly own a 25% equity interest in as of November 17, 2011. On September 13, 2012 MEIJI formed Jiangmen City Hang Mei Cattle Farm Development Co. Ltd., China (“JHMC”) (formerly known as “Jiang Men City Hang Mei Cattle Farm Development Co., Limited”) in which it owns 75% equity interest with an investment of $3,636,326, while withdrawing its 25% equity interest in ECF. As of September 30, 2012, we had consolidated the assets and operations of JHMC.

Tables of information: The tables below show:

(1)	Table 1 shows the Company’s Corporate Structure, where the boxes marked “Unincorporated project companies” mean that their respective Sino Foreign Joint Venture Company (“SJVC”) has not been formed officially, and that the Company has paid a 25% deposit as consideration toward their acquisition pending the official formation of their corresponding SJVC, all of which are anticipated to occur between December 31, 2013 to June 30, 2014.

(2)	Table 2 shows the abbreviation of the names of the companies.

(3)	Table 3 shows the location of the Company’s businesses

(4)	Table 4 shows the business activities of the Company’s businesses.

(5)	Table 5 summarizes the general information of our business and operation models.

TABLE 1: CORPORATE STRUCTURE

TABLE 2: ABBREVIATION OF THE NAMES OF THE COMPANIES

	Abbreviation	Names of entities	Date of formation

		Incorporated Companies

1	SIAF	Sino Agro Food, Inc.	1974
2	CA	Capital Award Inc.	2003
3	MEIJI	Macau EIJI Company Ltd.	2005
4	APWAM	A Power Agro Agriculture Development (Macau) Ltd.	2007
5	TRW	Tri-way Industries Ltd. (Hong Kong)	2009
6	CS	Capital Stage Inc.	2003
7	CH	Capital Hero Inc.	2003
8	JHST or HU Plantation	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	2009
9	JHMC or Cattle Farm 1	Jiangman City Hang Mei Cattle Farm Development Co. Ltd.	2012
10	SJAP	Qinghai Sanjiang A Power Agriculture Co. Ltd.	2009
11	JFD or Fish Farm 1	Jiangmen City A Power Fishery Development Co. Ltd.	2011
12	HSA	Hunan Shenghua A Power Agriculture Co. Ltd.	2011

		Unincorporated Project Companies

13	Wholesale Center 1 or APNW	Guangzhou City A Power Nawei Trading Co. Ltd. China	2012
14	ZSAPP or Prawn Farm 2	Zhongshan A Power Prawn Culture Farms Development Co. Ltd. China	2012
15	EBAPCD or Prawn Farm 1	Enping City A Power Prawn Culture Development Co. Ltd. China	2011
16	Cattle Farm 2	Enping City A Power Beef Cattle Farm 2 Co. Ltd. China	2011

All “Unincorporated Project Companies” are private companies formed in China with Chinese citizens acting as their legal representatives as required by company law of China. These companies’ names will be changed in accordance with the names granted by the relevant authorities once their corresponding Sino Foreign Joint Venture Company will officially have been formed.

TABLE 3: LOCATION MAP OF GROUP’S BUSINESS

TABLE 4: BUSINESS ACTIVITIES OF THE GROUP’S COMPANIES

ABBREVIATION Names	Business activities
SIAF	Engineering consulting (in general types of developments), business management, trading, sales and marketing
CA	Engineering consulting (mainly in development of fishery), management of fishery operation, marketing and sales of fishery produces and products.
MEIJI	Engineering consulting (mainly in cattle farming and vegetable farming), management service and marketing and sales of cattle and related products.
APWAM	Holding Company
TRW	Holding Company and holders of Technology Licenses.
CS	Dormant
CH	Dormant
JHST or (HU Plantation)	H U Plantation, Immortal Vegetable farming, processing and sales of produces and products.
JHMC or (Cattle Farm 1)	Rearing of cattle at Cattle Farm 1 which is a demonstration farm
SJAP

Existing activities:

Manufacturing of organic fertilizer, bulk and concentrated livestock feed, and rearing of cattle and corporative farming

Expected Added activities by 2014

Slaughter and de-boning of cattle and value added processing of beef products

Manufacturing of Enzyme

Electricity generation via Mash Gas Station

JFD or (Fish Farm 1)	Growing of fish (sleepy cod species), eels (Flower Pattern species) and prawns (or shrimps) at Fish Farm 1
HSA	Existing Activities Manufacturing of organic fertilizer, 100% pure organic mixed fertilizer and lake fish farming organic fertilizer. Expected Added activities by 2014 Cattle farming

Wholesale Centre (1)	Marketing, sales and distribution of seafood and meats and related products.
ZSAPP or (Prawn Farm2)	Hatchery and Nursery operation of prawns (or shrimps) Growing of prawns (or shrimp) using open-dams applying re-circulating filtration systems.
EBAPCD or (Prawn Farm 1)	Growing of prawns (or shrimp)
Cattle Farm (2)	By year 2014-Cattle Growing

TABLE 5: SUMMARY OF BUSINESS AND OPERATION MODELS AND TECHNOLOGIES

Our Sino Foreign Joint Venture Companies (SJVC)

There are two methods that we use to obtain our SJVC’s in China;

☐	One where we pay for our entire share of capital expenditures and associated costs (including establishment and development cost) and applying for the formation of the SJVC starting from day one. A Sino Joint Venture Agreement (or Memorandum of Understanding) is usually executed in advance bearing corresponding terms and conditions agreed by the joint venture parties.

Examples: SJAP, JHST and HAS.

☐	The other way involves us acquiring the entity only after its business operation has been developed and started to generate revenues; in this case, we would have evaluated that the particular operation would be beneficial to the Company in all aspects, and thereafter we would apply for the formation of its SJVC:

Examples: JHMC and JFD.

This method is typically used in connection with projects that we built and developed for our Chinese investors such that the Joint Venture Agreements bear standard terms and conditions, in other words where the investors agree:

1.	to appoint us as their Consulting Engineer granting the right for us to appoint local qualified sub-contracts to build/construct the farms and local suppliers to supply all plants and equipment and related parts and components of the farms;
2.	to let us have full management right on the construction and development of the farm and the management right to manage the operation of the related developed business operation of the farm afterward and as the sole marketing and distribution agent of the farm for the sales and marketing of the farm’s produces and products;
3.	to pay for all construction and development costs in accordance with the terms and conditions of our consulting servicing contracts for acting as their consulting engineer;
4.	in the event that we decide to acquire the developed farm and related business operations, the investors shall agree to incorporate a Sino Foreign Joint Venture Company to acquire all assets and liabilities of the said farm and business and allow us the option to take up to 75% of the SJVC at 100% net asset value of the SJVC and the investors keep 25% of the SJVC; and
5.	in the event if we decide not to acquire the developed farm and related business operation, the investors agree to appoint us as the management of operation of the farm for a minimum period of 15 years.

Our Employees

The following table describes our employees and for which divisions they work as of the date of this Annual Report.

Abbreviation	Management	Skilled	Non-skilled	Casual	Total
SIAF, including CA, MEIJI, APWAM, TRW, CS and CH	12	15	3	0	30
JHST	5	18	43	128	194
JHMC	2	2	13	16	33
SJAP	16	26	65	150	257
JFD	2	6	6	0	14
HSA	5	5	12	0	22
Total	42	72	142	294	550

Cooperative Farming Model

Our Cooperative Farming Model provides us with an intermediary supply pipeline so we can ramp up our production at lower marginal cost to our operations, albeit on favorable trade terms from us.

Our strategy is to identify agriculture projects with strong growth potential linked to sales demand where small farmers lack commercial scale and expertise and where they benefit with our strategic alliance approach so that we have a win-win outcome for local small farmers who cooperate with us as an intermediary to produce the goods to supply our farms. We believe that this model ensures that we have a supply pipeline so we can ramp up production at lower margin cost to our operations albeit on favorable trade terms from us. We then work with the local government and with their help we introduce and initiate Farmers Cooperatives, such as in Huangyuan County, Xining City. This concept of strategic alliance with smallholder farmers under a Cooperative Farming Model was originated based on the following key characteristics and value enhancers:

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

The Organic Chain: (Organic Beef Product and Supply Chain)

•	SIAF’s agricultural waste is prepared by SIAF into bio-organic fertilizer. Also the livestock feed is prepared into bio-organic livestock feed.
•	The bio-organic fertilizer and the bio-organic livestock feed is sold to farmers that work on SIAF’s land-use rights (which are owned by the government) at a discounted price. The fertilizer and the livestock feed is also prepared based on our enzyme. The use of the enzyme is synergistic as the production of fertilizer and livestock feed is permissible during 12 months of the year, which is a competitive advantage.
•	The farmers use the bio-organic fertilizer on the soil and feed the grain to the cows together with the livestock feed. Tests made by the government that owns the land shows the following results from use of the bio-organic fertilizer:
•	Additional average weight gain per head of fattening cattle;
•	Additional fresh milk produced;
•	All feeds are much easier to digest resulting in a much cleaner environment in the cattle yards and houses;
•	No sickness during the period was recorded through the cause of consumption of our feeds; and
•	All cattle preferred to eat our feed and were reluctant to revert back to the consumption of their old feed after they had consumed our feed during the period.
•	SIAF acquires the young cattle from the regional farmers when they are about 6 months old. Due to the discounted price of the bio-organic fertilizer, SIAF acquires the young cattle to a discounted price from the farmers for a win-win outcome. The young cattle are fed with SIAF’s organic livestock feed (our “Stock Feed Manufacturing Technology”).

Recent Case studies:

Our records show that farmers’ averaged annual incomes increased from RMB 480/Mu (about 660 square meters)/year to RMB 2,100/Mu/year by planting crops and pasture for us applying our fertilizer with harvesting being done by our teams of harvesting workers using our machineries and equipment.

Farmers who grow cattle using our livestock feed and sold their cattle to us has annual incomes increased by 4 times because it used to take them 4 years to grow and fatten a head of cattle to about 600 kg of body weight, but now it takes them less than 12 months to fatten a head of cattle to a body weight of no less than 700 Kg.

Our Technologies

A Power Re-circulating Aquaculture System and Technology

We built our fishery (both for growing of fish or shrimp) farms using our A Power Re-circulating Aquaculture System and Technology (“APRAS”), now in its 10th version, to operate our sizeable commercial farming facilities. The A Power Technology and System is “an engineered, self-contained water treatment and re-circulating aquaculture system (“RAS”) for the growth of aquatic animals on a commercial scale”, whereas in the farm all fish grow-out tanks are in modules that can be built in various sizes to adapt to the growing capacity of the farm. This technology is proven, having been used in Europe and Australia for over 30 years. The Company attributes the following benefits to the system: improved productivity, lower labor requirements, mortality rates of less than 8% and feed-to-fish conversion ratios of 1:1 for pallet feed and 2:1 for non-pallet feed. The indoor system is fully controlled, tank water treated through micro-bio bacterial compartments to digest soluble wastes, solid waste separators remove the insoluble wastes, UV and O3 chambers clean the water and oxygen of the water is maintained by in-built aerators with water temperature controlled by heat exchangers, which is then recycled at the rate between 60 times to 120 times per hour adjustable according to the motion requirement of the growing species of fish with water temperature being maintained at suitable ranges to suit the species of fish. Importantly, this system does not require chemicals or antibiotics and is pollution free. Given the high incidence of pollution in aquaculture and the existing outdated open dam aquaculture methods used in China, we believe that our technology gives us distinct advantages both in the sales of fishes and prawns and for our consulting and service business to develop more farms in China.

At the same time we believe that land prices are rising rapidly in China and our RAS has the ability to maximize the utilization of land because our technology can produce greater quantity per surface area compared to the existing open-dam or caging aquaculture systems and technologies (which are rather old systems) used in China; for instance, a standard AP Modular tank has a surface area of 100 m2 and the capacity to produce over 40 MT of prawns (or shrimp) per year whereas the old systems’ average of production is at 6 Mt/660 m2 per year; in other word, we can produce annually 1,600 MT of prawns (or shrimp) per acre of land whereas the old systems are producing 36 MT of prawns (or shrimp) per acre per year which gives us a considerable advantage. Now that we have established a few commercial APRAS farms in China and proven their commercial viability, we believe the Company has the potential to venture into developing aquaculture projects with annual productivity over hundreds of thousand metric tons will not be too far away.

Our Aromatic Feed formula and Feeding Systems

We feed our cattle with a portion of our aromatic feed (which is a feed mix consisting of various Chinese herbs to improve the health of the cattle) at a ratio in accordance with their needs during each growing stages of the cattle while they are being grown in the farm. The end results are that our cattle have better growth rate and are healthy animals with tender meats that have an aromatic favor.

Our Enzyme Technologies (“Bacterial and Bio-organic Manufacturing Technology”).

We have two Enzyme Technologies, one that was invented by SJAP and is being used for the manufacture of organic fertilizer and bulk livestock feed by SJAP at Qinghai, Xining’s operation (T2) and another one that we brought from a third party that is being used in our Cattle Farm 1’s operation to produce livestock feed (T1) and at HSA to produce 100% pure organic mixed fertilizer.

There are fundamental differences between T1 and T2 as shown in Table below:

Fundamentals	T1 (Page 65)	T2 (Page 40)
Required temperature for fermentation	15 degree C	4 degree C
Days required to complete fermentation processes	21 days	7 days
Temperature variation for storages	Up to -10 degree C	Up to -30 degree C
Shelve-life	One year	Two years or more
Protein % increases after fermentation	3%	6%

T2 is more practical and suitable to apply at colder climate regions such as at SJAP’s operation at Qinghai, Xining which typically has 6 months of winter at average temperature of -20 degree C and below whereas T1 is more suitable to regions where the climate is milder, such as at JHMC (Cattle Farm 1) and HSA where there are typically 10 months of warm and hot climate with mild winters.

An example showing the manufacturing process of Bulk Livestock Feed:

Raw materials consisting of crop wastes as well as locally grown and available wild wheat plus wild wheat sterns, wild peas with sterns and leaves, and selective pastures grown, will be cut and rolled into bales with the enzyme being added during the cutting and rolling process then packed and sealed in airtight and weather proof packaging for storage in the open. The materials will go through a number of aging and fermentation processes generated by the enzyme such that the feed will be ready for consumption as and when the farmers will require them to feed their cattle or sheep.

Our Formulas used for the manufacture of Concentrated livestock feed:

We have 6 formulas that we apply in our concentrated livestock feed manufacturing process, and these are formulas invented by our joint venture partners who were professors at the University of Xining before they joined our operation at SJAP. All cattle’s daily dietary needs include the consumption both of the bulk and concentrated livestock feed that are tailor made to suit each stage of their growing cycles (e.g., milking cows require higher protein diet while weaning calves need more calcium to grow body frames, and fattening cattle need higher energy input to gain body weight) in order that optimal growth efficiency be achieved. The bulk livestock feed provides the carbohydrates while the concentrated livestock feed provides the protein, vitamins, trace elements and other necessary supplements that will be required by cattle at various stages of their growing cycles. Our formulas will enhance feed with specific concentrated raw materials (i.e. soya bean, corns and seeds, etc.), such that no excessive raw materials will be wasted and consumed thus producing healthy cattle with maximal efficiency. At the same time this will reduce excessive body fat of growing cattle.

In this respect SJAP has done many tests to show that on average the fattened cattle has around 15 Kg of fat/body weight of 800 Kg if they were not fed with our concentrated Livestock feed, and the fattened cattle fed with our concentrated livestock feed on average has only 6 Kg of fat/body weight of 800 kg which means that saleable net weight gain per cattle is 9 kg because fats are not saleable.

Vertical Integration

Our five year business plan, which started in January 2010 and runs through December 2014 aims to complete the development of all the integrated activities listed below with a view to achieving our marketing plan concept of “From Farms to Plates.”

Vertical integration for our fishery developments: We intend to have following activities developed to support one another:

☐         Research and development in the fishery technologies, growing techniques, management systems, species of aquatic animals that will be grown that will have commercial market niches, breeding stocks that will have the ability to produce and sustain supplies of fingerling (or baby stocks) in commercial scales, feed analysis and formulation, marketing and sales, logistics and transportation of live aquatic animals and other related general information of the industry (e.g., we have established relationships with a number of local professional sub-contractors and entities to carry out the referred duties for the Company).

☐         Hatchery and nursery farm. For example, we established ZSAPP (or Prawn Farm 2) to service such purpose.

☐         Grown-out farms. For example, we established Fish Farm 1 and Prawn Farm 1 for the growth of aquatic animals.

☐         Marketing and distribution networks, e.g., we are developing Wholesale Center 1 and chains of restaurants with the intention that they will eventually be used as part of our ultimate distribution channels to sell our aquatic seafood. Our vision of our distribution channels consists of sales channels via secondary wholesalers, restaurant and hotel distributors, super market chain distributors and commissioned sales agents. Some of these will be in direct competition to health shops and super market chains, establishments similar to Wholesale Center 1 and the chains of restaurants that we intend to develop for and on behalf of our Chinese joint venture investors.

Vertical integration for our organic beef and cattle business developments at SJAP : We intend to have following activities developed to support one another:

☐         Research and Development in the enzyme and feed technologies, growing techniques, management systems, breeding stocks, analysis and formulation, marketing and sales, logistic and transporting, and many aspect information of the industry(we have established this activity in house at SJAP).

☐	Manufacturing of organic fertilizer (in operation since 2009).

☐	Cultivating and planting and harvesting of organic crops and pasture (ongoing since 2010).

☐	Manufacturing of Bulk Livestock Feed (ongoing since 2010).

☐	Manufacturing of Concentrated Livestock Feed (commenced operation since March 2013).

☐	Cattle Growing and rearing (in operation since 2010).

☐	Farming corporative (initiated and formed in 2010 and currently we have over 86 members in the corporative).

☐	Slaughtering, deboning and value added manufacturing of cattle, beef meats and products (that we are developing and constructing starting in January 2013 targeting completion of and starting operation of Phase (1) developments during the first quarter of 2014.

☐	Marketing and sales and distribution networks (that we plan on starting during the fourth quarter of 2013).

☐	Manufacturing of enzyme (which we intend to start pre-mobilization work within sometimes at the end of final quarter 2013).

☐	Development of mash gas station to complete our environmental program such that we shall able to recycle all of our cattle waste into raw material for the manufacture of our organic fertilizer and to supply electricity to our regional neighbors within the District of Huangyuan to service our corporate social responsibility.

Information on Marketing, sales and distribution, produces and products:

The Fishery Sector

The Chinese markets prefer and pay premium prices for Live Aquatic animals, and there are many live seafood wholesale markets with hundreds of wholesalers selling live seafood in many Provinces of China supported by well-developed logistics services in road and air transports. As such we currently are selling our aquatic seafood mainly to wholesalers in the wholesale markets at Shanghai City, Southern Coastal Cities and the Guangzhou City which are the more dominant markets.

☐	Fish Farm 1: We produce Sleepy Cod which is a tropical species growing mainly in the Southern regions of Guangdong Province, and an attractive breed for aquaculture purposes as it is a relatively small fish that grows best in our APRAS and provides “white pieces of fillets with flaky flesh that are suitable to the gourmet taste liked by Asians,” and is similar to that of the much-prized marble or sand goby. It is easy to ship, as it lies motionless in shipping bags, and stacks well in the live fish tanks used in Asian restaurants. Our APRAS system provides ideal environments to grow Sleepy Cod that always have better appearance and shelf-life when they get to the wholesalers with the important advantage of being free from chemicals and pollutants. Therefore our Sleepy Cod are well received and in demand and creating a niche market such that in general our Sleepy Cod are selling at premium prices receiving between 8 to 10% above the daily market averages.

The Sleepy Cod

Eels

☐	From Prawn Farm 1: Stocking of prawn fingerling (baby prawns of 7 to 15 days old) began during the first quarter of 2013 for growing into marketable sized prawns from count sizes of 90/100 piece/Kg and larger. Larger prawns always demand higher premium prices. There are two varieties being grown; one is the Mexican White Prawns (or shrimp) which is an imported breed grown in water containing approximately 0.5% of salinity and that has a rather sweet flavor and crispy texture that is liked by Chinese consumers; the other variety is a locally bred species that we call the “LawZi Prawn” (its direct English translation is “Big Giant Prawns”) originated from Thailand but now well developed in China. The LawZi Prawns are grown in fresh water and are in high demand in many gourmet kitchens especially so when they are over 50 grams/piece.

The Mexican White Prawns (or Shrimp)

The LawZi Prawns (or The Big Giant Prawns)

☐	From Prawn Farm 2: Up to now it has been developed as a Hatchery and Nursery producing Prawn Fingerling and selling them to the regional prawn farmers. Currently the Company produces and sells mainly Mexican White Prawn Fingerling (or baby prawns) and expects to sell the LawZi Prawn fingerling during the third quarter of 2013, having successfully bred the second generation of LawZi brood stock prawns crossed between the wild species and domestic species during the first quarter of 2013.

The 5 days old baby prawns	The 20 or more days old baby prawns

The Organic Fertilizer, Livestock Feed and Cattle growing at SJAP:

☐	Currently SJAP is manufacturing organic fertilizer (since 2009), Bulk livestock feed (from 2010), Concentrated Livestock feed (starting March 2013), and has been growing cattle since 2011.

Organic Fertilizer

Bulk Livestock Feed

The Organic Fertilizers are sold mainly to our corporative farmers who plant crops and pastures for us that we repurchase to process into Bulk Livestock Feed. Part of this Bulk Livestock feed will be used to grow cattle in our own cattle station and part will be sold to our corporative growers for growing cattle with the remaining part being sold to other regional farmers.

Concentrated Livestock Feed

The Concentrated Livestock Feed (“CLSF”) complements SJAP’s bulk livestock feed to provide the local cattle and sheep farming industry with a unique and completed feed formula that can cater to the growing of cattle and sheep at various growing cycles (e.g., specially formulated mixes with efficient nutrients for dairy cows and sheep, weaning, fattening and mature cattle and sheep). The advantage of the formulated feed combination is that the cattle and sheep growers will realize cost savings in production knowing precisely the amount of concentrated feed that will be needed by their livestock, thus avoiding excess concentrated feed being wasted on over feeding, resulting in worthless excess fat in mature animals. In this respect, the Chinese central government has placed an order with SJAP to reserve annually up to 5000 MT of CLSF as part of the country’s annual reserved emergency livestock feed inventory. From March 2013 onward, SJAP generates additional revenue generated from the sales of CLSF.

The cattle we grow are primarily Simmental (a common breed introduced to China in the early 20th century), Charolais, and some Angus cattle. In general, we buy 6 to 8 months old cattle when they have established their body frames, then they will be fattened either by us in our indoor cattle stations or by our corporative farmers at their own farms for a further 6 to 10 months until they will reach body weight averaging 700/800 Kg/head and sell them as live cattle to the wholesale cattle buyers. It is because our cattle are well fed and healthy with better meat recovery rates such that we normally get premium prices that are calculated to about 10% above the daily market averages. We also earn between 10 to 12% from buying the cattle back from the corporative farmers and resold to the cattle wholesalers.

SJAP is constructing a slaughter house, a de-boning factory and a value added processing factory that are targeted to be completed and in operation by early 2014. Until such time, there will be no processed or frozen meats marketed and sold. However SJAP is planning on developing its marketing and sales network beginning in the fourth quarter of 2013 based on following marketing plans:

☐	Developing sales offices in main cities of China (starting at Beijing, Shanghai, Changshi and Guangzhou City).
☐	Initiating and establishing sales with established and reputable first and second tier regional distributors.
☐	Initiating and establishing sales into first and second tier super market chains either as direct suppliers or as tenants.
☐	Developing our own chains of butchery shops and outlets using franchising methods.
☐	Developing our own restaurants based on the concept of our “Bull” restaurant that sells mainly beef dishes that can use up to 85% of a whole cattle instead of the normal 30% used by the most of the top restaurants and hotel caterers. In this respect, the expansion and development of the “Bull” restaurants will be done through franchising methods.
☐	Developing our own sales teams and personnel to sell and market our meats and products to the first and second tier restaurants and secondary distribution markets regionally.

Business Overview, Businesses and Progress reports

We introduced our business activity in China in 2006 as an engineering consulting company specializing in building agriculture and aquaculture farms and the developments of related business operation using our expertise and knowhow knowledge in specific agriculture and aquaculture technologies (i.e. our A Power Re-circulating aquaculture system and technology and our cattle growing feeding and caring technology), engineering designs of, and management systems for, indoor and on-land fishery and cattle farms and vegetable farms (based on hydroponic technologies) adaptable to various climate and growing conditions, production of organic, green and natural agriculture produces after having developed many aquaculture fishery farms and cattle farms and related business developments including sales and marketing of produces and products in Australia and Malaysia since 1998.

In 2007 we acquired our first Sino Foreign Joint Venture company in China operating a dairy farm that was sold to our joint venture partner in 2010 followed by the acquisition of JHST (or the HU Plantation) in 2009, the establishment of SJAP (our major cattle growing operation) in 2009 and started the building of our first fishery farm (JFD or Fish Farm 1) in 2010 and continuing until today when we conduct all the activities shown in Table 2 above.

In all these developments we were the master engineers and pioneered the construction and building of farms from bare land into fully operational facilities covering the construction and building of infrastructures, staff quarters, offices, processing facilities, storages, and all related production facilities and their related managements responsible in developing all business activities into effective and efficient operation including all training of personnel.

Our Company is now maturing into a company dedicated to the agriculture and aquaculture industry. We are currently operating the HU Plantation, maintaining our services in engineering consulting, and specializing in the developments of two major products, namely meat derived from the growing of beef cattle and seafood derived from the growing of fish, prawns (or shrimp) and other marine species having niche markets with revenues generating from activities that we divide into five standalone business divisions or units: (1) fishery, (2) cattle, (3) beef organic fertilizer, (4) HU Plantation and (5) Marketing and Trading.

We started our first 5 year business plan in 2010 aiming to develop the concept of “From Farm to Plate” that would be supported with the vertical integration and services defined above.

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

CA has entered into numerous CSC’s; their information and status are shown in the table below:

Notes to the developments in progress:

Name of the developments	Location of development	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as at April 15.2013
$
Fish Farm (1)	Enping City	9,900 m2	fully operational	July. 2010	Jun-11	$5.3 million	Fully operational

Prawn Farm (1)	Enping City	23,100 m2	2 phases	Phase 1 on June 2011	Phase (1) on December 2012	$11.6 million	Phase (1) in operation

Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	33,000 m2	3 Phases	Phase 1 January 15, 2013	Phase 1 June 2014	14.9 million	35%

Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San City,	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012	Phase (1) Dec. 2012 and Phase (2) December 2013.	Phase (1) $8.5 m and Phase (2) 8.67 Million	Phase (1) fully operational and Phase (2) 65%

(a)	Phase 1 development work on a prawn hatchery and nursery farm (Prawn Farm 2) with Zhongshan A Power Prawn Culture Development Co. Ltd. (“ZSAPP”) (a proposed name of this future SJVC), where the Company owns a direct 25% equity interest, was completed in May 2012. Prawn Farm 2 has generated income since May 2012. Phase 2 development works involves development of facilities for the production of prawns, brood stock, and associated expansion activities that were commenced in May 2012 and are expected to be completed during 2013. The work that has occurred includes the development of: (i) an additional indoor prawn nurturing apartment, (ii) three brood stock open dams with all under-ground in built filtration systems that is capable of holding up to 3,000 mother prawns at a time, (iii) all external fences of the farm, and (iv) two open dams with all in built filtration systems that has the capacity to grow out up to 12 MT of fish per year and all associated infrastructure.

(b)	The development work on the fish and eel farm (Fish Farm 2) with an unrelated entity, Gao A Power Fishery Development Co. Ltd., is still in progress. The project is delayed because the property is situated on an inlet and drainage is extremely difficult to resolve and costly to fix. We are engineering a solution that should resolve this problem. As of the date of this Annual Report, our engineering solution involves a semi-open dam and semi-enclosed farm concept built with groups of independent filtration and water recirculation systems that are suitable for the growing of prawns, fishes and/or eels in this farm. We are dividing work flow into phases and stages of work to yield the optimal financial efficiency and benefits.

(c)	The development work on a prawn farm at Huanyuan County, Xining City (Prawn Farm 3) is for an unrelated third party Chinese investor, Wu Aquaculture A Power Development Co. Ltd. (a proposed name for this future SJVC) originally planned to be on SJAP property. All engineering design and related pre-development work has been completed, with original plans to begin construction and infrastructure work in May 2013, after the winter season. However, management decided in February 2013 to relocate Prawn Farm 3 to another block of land adjacent to SJAP’s existing property consisting of a much bigger area to accommodate future expansion whenever necessary. This relocation will require the approval of local authorities, resulting in a delay and a new time schedule dependent on the approval by authorities and the said approval is still in progress.

Pictures showing Fish Farm 1

Views of the Fish Farm 1 complex situated on 9,900 m2 of land in district of Enping City. It is a fully self-contained complex showing as one of typical development models being developed in China.

The farm has 16 grow-out APM tanks growing fish in-door and on land with the capacity to grow-out over 1,000 MT of fish/year

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

Pictures showing Prawn Farm 2

Prawn Farm 2 has a much bigger land bank of 120,000 m2 because apart from its core function of being the hatchery and nursery operation to supply quality prawn fingerling, the farm is now developing open grow-out dams that have built-in RAS filtration systems to save on water consumption as well as to provide cleaner water aimed at reducing the impact of pollution.

The tanks in the picture are nursery tanks. Each tank has the capacity to nurture up to 10 million prawns every 5 days per 30 cubic liters (or 30 MT) of water. Prawn Farm 2 is also built as a fully self-contained complex with all associated facilities.

Marketing and Sales of aquatic seafood:

CA is the sole marketing, sales and distribution agent of the Re-circulating Aquaculture System (“RAS”) fishery and prawn (or shrimp) farms, such that it purchases all marketable sized fish and prawns (or shrimp) from the farms and in turn sells them to the wholesale markets and at the same time supplies the farms with fingerling, baby or adult fish or prawns and stock feed.

Our RAS farms do not produce enough fish or prawns to warrant the establishment and sales of value added processing products or facilities given that the Chinese markets pay the best prices for live fish and prawns. Therefore, currently CA sells only live fish and prawns.

In this respect, CA generates revenues from the sales of seafood brought from farms that are either a subsidiary of the Company or an incorporated project company and contracted growers in the manner described below:

Fish Farm 1: JFD is the owner and operator of Fish Farm 1; the Company presently owns a 75% equity interest in JFD.

The Fish Farm 1 complex represents our typical model of developments and is built on a block of land measuring 9,900 m2 containing staff quarters providing accommodation for up to 15 workers, a self-contained office, a laboratory, external live bait holding tanks, all season red worm nurturing tanks, dry and cold storages, workshops, processing facilities, a heating room, 500 MT of water holding tanks, landscape gardens, standby generator and rooms, all related underground and on land infrastructure and a fish grow-out farm of 4,000 m2 that has all associated facilities to support 16 RAS tanks with each tank measuring 10 meter (m) x 10 m x 3 m in depth holding up to 240,000 liters (or 240 Metric Tons (MT) of water and has the production capacity to grow up to 80 MT of aquatic animals per year depending on its stocking cycles (or frequency of stocking of fish) and the initial size of the fish being stocked at each cycle. In other words, if the initial stocked fingerling is around 30/40 mm per fish, then it will take over 12 months to grow the fish into a marketable fish (averaging over 500 gram/fish) such that its annual production is only up to 30/35 MT/tank; however if the initial fish being stocked are at an average of 200 to 300 grams each then its stocking and harvesting cycle is 4 times per year, enhancing annual production capacity at up to 80 MT/tank. Initially, Fish Farm 1 was designed to grow sleepy cod, which had a niche market with most attractive prices in Chinese markets.

However, sleepy cod does not have a large market share in China compared to the carp species. Our market research of the sleepy cod market size in 2012 shows that total annual domestic production is about 25,000/28,000 MT distributed to more than 100 wholesale markets throughout many provinces, with the markets at Guangzhou City, Southern Coastal towns of Guangdong and markets in Shanghai City comprising the dominant markets. From the time we started stocking sleepy cod in 2011 until the end of year 2012, live sleepy cod constituted a niche market in China and sold at wholesale for an average price of US$27/Kg until the cheaper imports from other Asian countries were permitted to be imported to China at a low tariff starting in January 2013, such that the wholesale prices fell sharply to an average of US$15/Kg. We mainly had fed live bait fish to our baby sleepy cod (250 to 300 gram each) that we bought from our contracted suppliers at around US$5/fish grown at average feed to weight gain conversion rate of 2.5 Kg of live bait to 1 kg of weight gained. As such, when we purchased our supplies of live bait at an average of US$1.65/Kg, and low mortality rate at the average below 8% coupled with our recorded 3.5 stocking and harvesting cycles per year, Fish Farm 1consistently achieved good sales revenues with gross profit margin of 50/55 % in 2011 and 2012. However its gross profit margin has fallen so far this year.

In this respect and in mitigating such situation, during the first quarter of 2013 we stepped up the modification of our RAS tanks to adapt to the growth of eels with 4 tanks and prawns (or shrimp) with 8 tanks and the expansion program in the Research and Development Station to accommodate the nurturing of Flower Pattern Eels’ fingerlings to grow into adult eels (of 500 gram/eel and upward) that would be supplied to Fish Farm 1 to grow the adult eels into marketable sized eels (around 1.5 kg/eel and larger) which at present are selling at high prices between US$27/28 per Kg. Fish Farm 1 is now stocked with and growing Flower Pattern eels, prawns and sleepy cod.

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

Recently we placed our first 500,000 (Mexican White) prawn fingerling in Prawn Farm 1, and as of the date of this Annual Report management reported that prawns are meeting growth benchmarks with low mortality reaching around 15 cm/prawn in size. The Company believes that its Prawn Farm 1 represents the first indoor RAS prawn farm in Asia. Going forward, Prawn Farm 1 will carry out its rotational stocking and harvesting program targeting to produce between 250/ 300 MT of live prawns in 2013.

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

Prawn Farm 2 (or ZSAPP): ZSAPP is also an intended name of the future SJVC (subject to approval by relevant Chinese authorities under our application for SJVC status), established to own and operate Prawn Farm 2. ZSAPP has been generating revenues since May 2012. However, ZSAPP’s financial statements will not be consolidated with ours until approval of this SJVC is formalized, and one of our subsidiaries acquires a majority equity interest therein. However, Capital Award recognizes income from commissions earned from ZSAPP’s sales of prawn fingerling to regional growers who constitute its sole marketing and sales agent.

ZSAPP has been successful, producing LawZi Prawn (or the Big Giant Prawns) fingerling from the 5,000 pieces breeding stock that were imported from South-East Asian countries and the reproduction of the Big Giant Prawns fingerling has been consistent; consequently, we intend to market the Big Giant Prawn flies beginning during the third quarter of 2013 together with the Mexican White fingerling which constituted our main sales in 2012. During the past two years, our research confirmed that the demand and prices of the Big Giant Prawns in the local domestic markets were high (at between RMB450 to 550/10,000 flies in 2012) because supplies of quality Big Giant Prawn fingerling is fairly low compared to Mexican White (at averaged price between RMB150 to 170/10,000 flies in 2012), due to problems of inbreeding. As such, we expect high demand for our Big Giant Prawn flies by the regional prawn growers as they will be the offspring from our 2ndgeneration breeding stock free from inbreeding problems.

Fish sales generated from purchases with other open-dam growers contracted by Capital Award. Capital Award has been contracting with local aquaculture farms to grow sleepy cod since 2012 to present based on a fixed production cost, with recently added eel growing contracts commencing in the first quarter of 2013. There are existing contracts that will provide up to 800,000 pieces of sleepy cod and 600,000 pieces of eels to be sold by Capital Award between 2013 through the early part of 2014. However, Capital Award is exploring similar new contracts consistent with local reliable growers who meet our quality standards targeting to increase its fish sales revenue whenever the opportunity presents itself.

2.  The Beef Cattle business of MEIJI:

Similarly to CA, MEIJI has two sources of revenues, its Engineering and Services revenues and its marketing and sales of cattle;

2.1. Engineering and services revenues. These revenues are generated from the Construction and development of Cattle Farm 1 and Cattle Farm 2.

The MEIJI table below shows the latest status of their developments:

Name of the developments	Location of development	Land area or Built up area	Current Phase & Stage	Commencement date	Estimated completion date on or before	Contractual amount	% of completion as at 15.04.2013
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	2 phases	Apr-11	Dec. 2011	$4.17 million	100%
Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2 Phases	Feb. 2012	March. 2014	$10.6 million	65%
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road	One Phase	Sept. 2012	March. 2013	$4.32 million	100%
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road	One Phase	Sept. 2012	March. 2013	$5.28 Million	100%

Enping is situated in the Southern part of China with a semi-tropical climate, and the cattle farm is operated based on our semi-free ranged growing and management system that allows the cattle to roam around and feed in our pasture fields during the mornings and be kept and fed with our formulated aromatic feed in our semi-opened cattle houses during the hot days and nights. This is an entirely different agricultural environment than that of SJAP in Huangyuan, Xining, which has bitterly cold and long winter seasons and where all cattle are being grown in fully insulated cattle houses. The 2012 experience of the JHMC farm showed that the growth rate of the cattle in this environment is faster than at SJAP (averaging 1.78 Kg/day/head in weight gain compares to SJAP’s 1.5 kg/day/head). However Cattle Farm 1 showed higher mortality rates than SJAP (recording 5% in Cattle Farm 1 compared to 0.25% in SJAP). The reason for the higher mortality is due mainly to the change of climate, as Cattle Farm 1 has to buy young cattle from farms situated in the cold Northern part of China where they have ample supply of young cattle at lesser costs, but which require over 3 days of transportation, such that some of the weaker young cattle could not adapt to the hot climate of Enping and thus could not recover from the journey. To avoid the repetition of this high mortality rate, Cattle Farm 1 is building additional semi-open cattle houses that are equipped with cooling systems as temporary depots to receive the young cattle and to nurture them back to health before they are grown in our normal cattle houses. The other differential aspect between Cattle Farm 1 and SJAP is in the management of environmental impact; SJAP is going to build a mash gas station (estimated by the year end of 2013) to manage all of its cattle waste into electricity with its residue recycled as raw material used in its manufacturing of organic fertilizer, whereas in Cattle Farm 1, the cattle waste is being kept in septic wells that is treated with our enzyme under fermentation process, and then is channeled to fertilize our pasture fields at the farm. JHMC’s waste treatment program is sufficient for the time being as it has enough pasture fields to absorb the waste yielded from limited number of cattle (up to 500 head) being grown on the farm, however as the cattle number increases to a point where it could exceed the fields’ fertilizer absorption capacity, an alternative environment treatment plan must be implemented in order that this JHMC farm can grow more cattle.

Cattle Farm 2 will be complementary to Cattle Farm 1 having an additional 76 acres of land suitable for growing our type of pasture (a cross between Elephant and Yellow grass) that has a very high yield rate of over 35 MT/1/6 acre/year, and contains an average of over 9% protein that is very suitable for consumption by cattle. Between the two farms, under normal seasons, they have a capacity to produce up to 30,000 MT of pasture/year collectively that is capable to feed up to 5,000 head of cattle/year based on the consumption rate of average of 6 MT/head/year if the environmental issue mentioned above is resolved properly.

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

2.2. Marketing and sales of live Cattle by MEIJI: Similar to CA in its model of operation, MEIJI purchases fully grown cattle from Cattle Farm 1 and sells them to the cattle wholesalers and brings young cattle from other farmers and sells them to Cattle Farm 1.

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

Moreover, our 2012 sampled meat trials carried out with a number of reputable restaurants and hotels in Beijing City were well received with constant requests for us to supply them on a long-term basis. Our strategy is to ensure we can supply the quantity to maintain consistently sustainable supplies as required by our customers. At Enping cattle farms we will grow at least 1,000 head of mature cattle in 2013, which is the minimum number required to sustain the supplies to just a couple of restaurant chains.

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

Pictures showing the Beijing Cattle Farm and the Small Wholesale Shop

3.   SJAP and HSA Division in fertilizer, livestock feed and cattle:

We have two operations in this division spread over two provinces in China, consisting of the following:

3.1 Operation 1. Operation 1 is operated from Huangyuan County of Xining City, Qinghai Province, by SJAP, a majority owned subsidiary of the Company incorporated in China in 2009. As of the date of this Annual Report, SJAP’S principal activities that are generating revenues comprise: (i) manufacturing and sales of organic fertilizer, (ii) manufacturing and sales of livestock feed, and (iii) rearing and sales of beef cattle. On February 28, 2013, SJAP completed its development of the Concentrated Livestock Feed Manufacturing Factory and started the production and sales of Concentrated Livestock Feed (“CLF”).This CLF complements SJAP’s bulk livestock feed to provide the local cattle and sheep farming industry with a unique and completed feed formula that can cater to the rearing of cattle and sheep at various growing cycles (e.g., specially formulated mixes with efficient nutrients for dairy cows and sheep, weaning, fattening and mature cattle and sheep). The advantage of the formulated feed combination is that the cattle and sheep growers will realize cost savings in production knowing precisely the amount of concentrated feed that will be needed by their livestock, thus avoiding excess concentrated feed being wasted on over feeding, resulting in worthless excess fat in mature animals. In this respect, the Chinese central government has placed an order with SJAP to reserve annually up to 5000 MT of CLF as part of the country’s annual reserve emergency livestock feed inventory. Thus, from March 2013 onward, SJAP expects to have additional revenue generated from the sales of CLF.

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

The cattle we grow are primarily Simmental (a common breed introduced to China in the early 20th century), Charolais, and some Angus cattle. In general, six month old cattle are sold to local farmers, and we commit to repurchasing the cattle when they are between 15 months to 18 months old.

We also rent cattle housing to farmers, and will provide slaughter and deboning services to them once our abattoir and deboning facilities are completed in 2014.

Beef is distributed through wholesalers and through our own or developed restaurants as described elsewhere in this Annual Report. SJAP intends to add sheep farming during 2013 and value added product processing (including abattoir and deboning facilities in 2013 and a value added processing facility in 2014), and aims to, but cannot assure you that it will, expand its steakhouse restaurant “BULL” into a franchisee style chain of 50 outlets over time, whereas currently the one and only “Bull restaurant is to act as SJAP’s first demonstration model converted from one of our old cattle houses situated next to our newly renovated cattle houses at SJAP’s complex. This one Bull has over 130 seating capacity and since its commencement of business operations it is now becoming a popular dining of the locals, having achieved sales of just over $420,000 in year 2012 with net profit of just over $50,000 (or netting about 12%) which is a very small contribution to the Company’s consolidated revenues and profits. However as SJAP’s first demonstration model it has served the purpose.

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

Progress reports:

Additional revenues are being generated from our newly built Concentrated Livestock Feed (“CLF”) factory. This factory is designed with an annual production capacity up to 60,000 MT, and it had produced and sold over 6,000 MT of CLF at an average price of RMB 2,600/MT (or US$419/MT) for the period of 3.5 months ended April 15, 2013.

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

SJAP received a business permit from the Chinese authorities in April of 2013, and construction commenced in the same month on the abattoir, de-boning factory, and related packaging facility. Since it is rare and difficult to obtain a permit for an abattoir facility in China, having this facility is expected to become a very valuable asset.

The construction of our enzyme factory is targeted to start during the third quarter of 2013 and the construction of a Mash Gas station is targeted to start during the fourth quarter of 2013.These are essential supporting activities to recycle our cattle wastes to be applied as raw materials for the manufacturing of our organic fertilizer and to further extend our Corporate Social Responsibility to provide free electricity to the regional district within close proximity to our existing complex. In this respect, the Government agreed to provide a grant of up to US$2 million to cover part of the development cost of the Mash Gas Station.

Pictures showing SJAP’s operation and complex

The Corporate office building, the Cattle Station and the concentrated livestock feed manufacturing factory

The organic fertilizer factory

The cattle houses -we now have over 12 cattle houses with each to house over 150 heads with more cattle houses being built

Construction site and construction in progress of the slaughter house and deboning factory

The “Bull” restaurant next to our Cattle Station

3.2 Operation 2. Operation 2 is operated in Linli District, Hunan Province, by Hunan Shenghua A Power Agriculture Co. Ltd. China (“HSA”), a 76%owned subsidiary. As of the date of this Annual Report, HSA conducts the following business activities, both of which are in the development stage: (i) manufacturing and sales of organic and mixed fertilizer, and (ii) cultivation of pastures and crops in preparation for the establishment of beef cattle farm. By January 2013, its first organic fertilizer production plant was established and started its production of organic fertilizer. On March 5, 2013, HSA secured the rights to use an enzyme developed by a Hong Kong company some twenty years ago that has been utilized by global manufacturers of organic fertilizer. The advantage of this particular enzyme is that when it is applied to our organic fertilizer it has the ability to convert part of the organic raw materials into potash and phosphate without having to add in chemically formulated potash and phosphate, such that our end fertilizer can be qualified as pure organic fertilizer made with 100% natural organic raw materials. With this pure organic fertilizer HSA is in a position to fully explore the potential market for fish in farm lakes and thereby to attempt to align itself with the Government’s policy of encouraging lake fish Farmers to use pure organic fertilizer instead of chemical fertilizers. In addition, cost savings from avoiding the use of chemical potash and phosphate will in management’s belief result in a better profit margin for the Company. Sales of pure organic fertilizer commenced during the fourth week of March of 2013.

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

Development of HSA in Linli District, Hunan Province is modeled like SJAP but it has a much better environment, being situated in a farming rich province that is next to the Guangdong Province and benefits from cheaper logistical costs, being closer to large markets and having a more favorable climate (milder winters and longer summers compared to SJAP’s long and bitterly cold winters and short summers). However financial support from the Government is more difficult to obtain due to there being more entities sharing the Government’s support provisions.

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

Progress report:

At our newly built fertilizer factory, the 100% pure organic mixed fertilizer (“POMF”) is generating stable income and revenues aiming to reach its 2013 target of 30,000 MT. HSA produced and sold more than 6,000 MT of POMF at an average price above RMB 2,500/MT (or US$403/MT) collectively during the first 3.5 months of 2013.

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

Pictures showing HSA’s complex and operation

4.   Hylocereus Undatus (“HU”) Plantation

JHST, an SJVC that is 75%owned by MEIJI, is consolidated as a subsidiary, and is the owner and operator of the Hylocereus Undatus Plantation (the “HU Plantation”), which is situated at Enping City, Guangdong Province. In 2012, JHST contributed 9% and 10% of the Company’s revenue and gross profit, respectively. The plantation was developed in 2008 with revenues being generated since year 2009. As of the date of this Annual Report, JHST has two types of operations; (i) growth and sales of flowers, and (ii) drying and value added processing and sales of HU flower products. Hylocereus Undatus is commonly referred to as Dragon Fruit plants.

The HU Plantation has been suffering from plant disease over the past two years, which resulted in a reduced yield of HU flowers. The Company tried to overcome this problem with various preventive trials in 2012 (such as green housing, replanting, change of fertilization program and anti-disease spraying from Malaysia, etc.) with few positive results. Although the overall harvest of 2012 was better than in 2011, it was still far below the harvest of 2010. In fact, the HU Plantation’s 2012 revenue and earnings were mainly supported by the sales of additional dried HU flowers processed from fresh HU flowers that were bought from regional growers. Since October 2012 after the harvesting a season of HU flowers, the Company has dedicated its effort to finding a viable solution to this disease problem, and by the end of February 2013, the Company believed that a solution was found. We started to implement the developments from March of 2013 on the HU Plantation with the aim of rectifying the situation before the start of the new harvest season beginning in June 2013.

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

Our field revitalization program has been carried out on the HU plantation since early March 2013 with certain work still being in progress; management reported seeing marked improvement in the field with healthy green everywhere as compared to last year’s concentration of yellow colors.

Coupling this improvement to the HU plants and the extra revenues that will be generated from the “Immortal vegetables” being planted now, we are optimistic and targeting an increase of at least 25% in revenue on the plantation itself in 2013 (excluding flowers that will be brought from regional growers for drying and sales of dried flowers).

Construction of the expansion of the drying and packaging factory of the HU Plant division commence over the summer months after we had completed the field revitalization work. As of the date of this Annual Report, we had built and started to use three new driers and basic infrastructural works around the site of the packaging factory are in progress expecting completion by the end of 2013.

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

(1)	The Central Kitchen and related facilities development project including design, construct, project management of development and management of business operation for Guangzhou City Wangxiangcheng (“WXC”), an unrelated Chinese company, of a Central Kitchen, a Central Bakery, a fast food restaurant and 3 mobile food stores (Central Facility 1) situated adjacent to Wholesale Center 2. Work started in November 2012, and as of the date of this Annual Report, about 80% of the construction work was completed.

(2)	The Restaurant development project including design, construct, project management of development and management of its business operation for WXC. To date, Restaurant 1 at River South District has been operating for over 15 months, Restaurant 2 (at the UU Park Complex, Tianhe District) has been in operation for 7 months, Restaurant 3 (at the Sporting Complex, Tianhe District) has commenced operation since March 2013, the work at Restaurant 4, which is located at Harbor City Shopping Center, Guangzhou City, is almost completed and is targeted to open for business by October 2013, design and construction plans for Restaurant 5 (located at the center of Zhungzhen City, about a 35 minute drive from the Guangzhou City) have been submitted to the authorities for approval targeting construction work to start in August 2013, and Restaurant 6 (at the Li Wan District, next to Wholesale Center 1) will start renovation work during November 2013. Collectively, these 6 restaurants cover a total gross area of 5,800 m2 (about 63,800 ft2) with seating capacity for 1,370 persons.

Pictures below show the restaurants that we developed

Restaurant (1)	Restaurant (2)	Restaurant (3)	Restaurant (4)

(3)	We are constructing a trading complex for the Import and Export trades of the Company itself at another building adjacent to the Wholesale Center 1 and 2 (the “Trading Center”). As of the date of this Annual Report, the Trading Center is importing frozen and fresh chilled and live seafood (i.e. cuttlefish, squid, prawns, salmon, crabs and eels) from Malaysia, Thailand, Russia and Madagascar and other local coastal fishing towns, that were sold to Wholesale Center 1 for Wholesale Center 1’s distribution and sales into various reputable food chain outlets, wholesale market stores and super market chains in the Guangzhou City, Shanghai City as well as in the southern coastal towns of the Guangdong Province.

We expect to be appointed the turnkey solution provider given our current success on existing projects with our Chinese investor who owns the WXC’s development plan to develop over 50 gourmet restaurants and fast food outlets collectively within 2 years (2013 to 2014) and (via NWT) is planning on the development of a number of modern health food department chains in the Guangzhou City during 2014 and 2015with SIAF as its engineering consultant, management service provider, and marketer. As such, we expect SIAF’s business and engineering development division to be kept busy for the next 3 years. At the same time we are aiming to develop our import and export trades and the seafood value added trades in harmony with WXC’s and NWT’s developments to maintain our growth rates in the sales of fish, seafood and beef products to gain momentum in materializing our business vision of vertically integrated operations.

Progress reports:

The import and export trading of SIAF:

During the early months of 2013, we made good progress in the marketing and distribution channels having sold approximately 7,000 MT of imported frozen seafood including prawns (or shrimp), squids, octopus, and varieties of fish from Malaysia, Thailand, Norway and Vietnam and from local brokers and agents that were sold to Wholesale Center 1 for it to sell and distribute to various reputable clients in super market chains, central kitchen of restaurant chains and multiple number of seafood wholesale markets at some of the populated centers.

We also discovered, during the first quarter of 2013, the potential of sourcing and importing good quality frozen seafood (mainly in fish) as well as in live seafood (including live Flower Pattern eels, mud-crabs and lobsters) from Madagascar that would provide good profit margins. We had tried a number of sample shipments (by air cargoes) with good success rates; as such we have sent personnel over to Madagascar to liaise with local suppliers and to investigate the situation a number of times already with the intention to send a permanent team of workers over there to set up packaging and related facilities to explore its potential fully.

The Engineering and Consulting services

☐	Work is in progress with the developments of Wholesale Centers 1 and 2. Operations at Wholesale Center 1 (“WSC 1”) commenced during the first quarter of 2013 and is moving along nicely, developing varieties of regional clients in the Guangzhou City. We have sold sleepy cod to WSC 1 for it to sell to wholesalers at the Shanghai Wholesale Market and in this respect the corresponding sales were well received by the Shanghai Market such that our sleepy cod was consistently sold at a premium of about RMB6 to RMB10/Kg above its daily market prices. We have also rectified WSC 1’s water treatment; as such all of its live fish holding tanks are now functioning and stocked with fish from Fish Farm 1.

☐	Although development work is still in progress on Wholesale Center 2 (“WSC 2”), having completed of its refrigeration facilities, but in the meantime, and during the first quarter 2013, WSC 2 has started to import Simmental variety of beef cuts from Hubei Province to start selling into local food catering chains with the intention to introduce our beef cuts from SJAP at a later date. However, selling frozen meats requires special quality certificates and retailing permits that WSC 2 is in the process of applying for, but we discovered that the related certification and permits are extremely difficult to obtain and are not confident that they will be obtained before the end of 2013 or beyond.

As at the date of this Annual Report, we believe that all development work demonstrated good progress including our own Trading Center (which is now operating although part of its finishing work is still in progress), Leonie Chain’s Central Kitchen (as reported above, 80% has been completed) and the central bakery will start operations from May 2013, and we have 4 restaurants being completed with work in progress on 2 others. SJAP has completed more than 50% of its construction work on its slaughter house and deboning facilities, HST has completed its revitalization program of its HU Plantation (i.e., new irrigation systems with automatic sprinkle, replacing with organic soil, planting with Immortal Vegetables in between each roll of the HU plants, extension of staff quarters such that it has accommodation now for more than 40 workers at one time), planned 13 acres of Immortal Vegetable and built associated nursery, commencement of production from Prawn Farm 1, started operation of the Beijing Cattle Farm and wholesale shop, Prawn Farm 2 completed 3 prawn grow-out open dams with RAS systems and the successful breeding of fingerling of Big Giant Prawns from our 2nd generation breed stocks, the establishment of facilities in Madagascar and the successful production of the lake fish organic fertilizer. We view the foregoing developments as a giant step forward building strong fundamentals for the Company’s future growth.

Consequently, we are seeing the 5-year plan play out as envisioned. Particularly at the wholesale level in the fishery and beef divisions, economies of scale are being realized. And the benefits of vertical integration are being achieved gradually, most in evidence between the wholesale and distribution levels. These are enhancing the Company's competitive position. We are beginning to see a multiplier effect generating core sustainable value and adding a layer of corporate maturity and operational reliability, reinforced by all financial metrics continuing to move positively.

Summary of Our Land Assets

Item	Owner	Location	Project	Area (acre)	Nature of Ownership	Tenure	Date Acquired	Expiry Date

Hunan Lot 1	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	31.92	Lease	43	4-5-11	4-4-54

Hunan Lot 2	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Pasture growing	247.05	Management Rights	60	7-18-11	-

Hunan Lot 3	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	8.24	Land Usage Rights	40	5-24-11	5-23-51

Guangdong Lot 1	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Yane Village, Liangxi Town, Enping City	HU Plantation	8.23	Management Rights	60	8-10-07	-

Guangdong Lot 2	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	27.78	Management Rights	60	3-14-07	3-13-67

Guangdong Lot 3	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	60.72	Management Rights	60	4-18-07	-

Guangdong Lot 4	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	54.68	Management Rights	60	9-1207	-

Guangdong Lot 5	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Jishilu Village of Dawan Village, Juntang Town, Enping City	HU Plantation	28.82	Management Rights	60	9-12-07	-

Guangdong Lot 6	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Liankai Village of Niujiang Town, Enping City	Fish Farm, HU Plantation	31.84	Management Rights	60	1-1-08	12-31-68

Guangdong Lot 7	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	41.18	Management Rights	26	1-1-11	12-31-37

Guangdong Lot 8	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Shangchong Village of Yane Village, Liangxi Town, Enping City	HU Plantation	11.28	Management Rights	26	1-1-11	12-31-37

Guangdong Lot 9	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Xiaoban Village of Yane Village, Liangxi Town, Enping City	Cattle Farm	41.18	Management Rights	20	4-1-11	12-31-31

Qinghai Lot 1	Qinghai Sanjiang A Power Agriculture Co. Ltd.	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	Cattle farm, fertilizer & livestock feed production	21.09	Land Usage Rights & Building ownership	40	11-1-11	10-30-51

Guangdong Lot 10	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Niu Jiang Town Enping City,	HU Plantation Processing factory	6.27	Management Right Lease	10	4-1-13	4-1-23

Total				620.28

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

As such, any transferrable rights to the land are in the form of usufructuary rights (i.e., the right to use and enjoy the benefits derived therefrom for a period of time).

There are several types of usufructuary rights. These include the right to land contractual management (granted by local village collectives for agriculture land), the right to use of construction land (state land in urban areas), etc. The right to land contractual management allows a party the right to possess, utilize, and obtain profits from agricultural land. This right is transferrable, but this land use right is based on agricultural household contracts and cannot be changed arbitrarily to non-agricultural purposes.

A usufructuary right properly granted in accordance with the laws may be transferred, leased, or mortgaged in accordance with the laws and the terms of the land-grant contract.

1.   A lease confers on the recipient the same right to use and enjoy the benefits except for the right to own the building erected by the recipient and the right to transfer. In case of government acquisition of the land, the compensation paid by the government for the building will go to the lessor, unless the lease agreement states otherwise.

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

SJAP was granted a Land Use Right by the State for the land (state-owned land), and a Building Ownership Right for the buildings erected thereon.

SIAF's Group of Companies - Rented Premises Profiles

	Company	Location	Usage	Landlord	Tenure

1	Sino Agro Food, Inc. Guangzhou Representative Office	Room 3801, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe district, Guangzhou City	Head office	Guangzhou Shine Real Property Development Limited Company	9 July 2012 to 8 July 2014

2	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-3, Jiangzhou Shuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	1 April 2013 to 31 March 2018

3	Jiangmen City A Power Fishery Development Co. Ltd.	Room 202, Finance Building Chang’an Street, Niujiang Town, Enping City	Office	The Economic Development Office of Enping Government	15 July 2011 to 14 July 2016

4	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Unit 4-5, Jiangzhou Shuizha Building No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	1 June 2012 to 30 June 2017

INDUSTRY OVERVIEW

Economic outlook China

China’s economy is at present second only to that of the United States (third, if the European Union is counted as one economy), having overtaken Japan’s role as number two in 2010.1 The OECD expects that China’s real GDP will grow by 8.5% in 2013 and by 8.9% in 2014.2 The IMF expects that China will be the worlds’ largest economy in 2017 with 18.3% of the world economy. The USA’s share is expected to fall to 17.9% by 2017.3

The strong growth in China has delivered major improvements in living standards and poverty has been reduced dramatically.4 Based on the World Bank’s classification, China recently graduated from lower to upper middle-income status. A growing emphasis on improving access to health and education as well as high investment in infrastructure have helped spread the benefits of growth nationally including in rural areas, where incomes have enjoyed consistently strong gains. Recent OECD simulations suggest that China could maintain high, though gradually easing, growth during the current decade, averaging 8% in per capita terms.

Source: OECD Economic Outlook No. 92 (database)/OECD economic surveys: China 2013

Time Period	Low and middle income countries	China	High-income countries	United States
1990-2000	3.3	10.4	2.7	3.4
2000-2010	5.9	10.5	1.6	1.7
2010-2020 a	5.6-7.4	7.4-10.1	2.0-3.1	2.3-3.5
2020-2030 a	4.2-6.6	4.2-7.8	1.3-2.7	1.5-3.0
Average annual per capita GDP growth Source: OECD Economic Outlook No. 92 (database)/OECD economic surveys: China 2013

1 The World Bank; China 2030, Building a Modern, Harmonious, and Creative Society [pages 3, 376-377], 2013

2 OECD Economic Outlook No. 92 (database)/OECD economic surveys: China 2013

3 IMF, October 2012

4 The World Bank; China 2030, Building a Modern, Harmonious, and Creative Society, 2013 [pages 3, 376-377]

27

1990-2000	1.6	9.3	2.0	2.3
2000-2010	4.6	9.8	1.0	0.7
2010-2020 a	4.4-6.1	6.8-9.5	1.6-2.6	1.5-2.7
2020-2030 a	3.4	3.9-7.6	1.1-2.4	0.9-2.4

Source: World Bank calculations using Envisage Model.

a. The lower and upper bounds reflect average growth rates in the low-growth and high-growth scenarios.

Source: IMF, October 2012

The share of the population aged 20 to 64 in the total population is expected to peak soon, according to the OECD, and the elderly dependency ratio will continue to rise, exerting downward pressure on saving rates. Agricultural employment has been falling for a decade at an average rate of 3.5% annually, with massive migration from the countryside to cities. Continuing migration of workers out of agriculture is expected to help boost farming profitability, leading to further gains from more mechanization. In addition, some consolidation of farms into bigger units may occur provided that the laws governing the ownership of rural land-use rights are changed to allow the sale of use-rights and favor the rental market for agricultural land, according to the OECD.5

Agriculture in China

China is the world’s largest agricultural economy. It is the leading producer of many agricultural commodities such as pork, horticultural products, rice and cotton and also the largest consumer of many agricultural products, such as pork, rice and soybeans. While China generally has been successful in meeting its rapidly rising demand for food and fiber by increasing domestic production, it has emerged as a leading global importer of several agricultural commodities, including cotton, soybeans, vegetable oils, and animal hides. As its domestic agricultural production has grown, China has also become the largest exporter in global markets for several horticultural products, including mandarin oranges, apples, apple juice, and garlic and other vegetables.

China’s increasingly important position in global agricultural markets followed decades of gradual growth in domestic food production and consumption. After the introduction of market-based reforms in 1978 that included the elimination of the collective production system and relaxation of government direction over certain farming production and marketing decisions, Chinese agricultural output grew significantly. Between 1978 and 2008, China almost doubled its production of grains (rice, wheat, and corn) and quadrupled its production of meats; production of fruit and milk was about 30 times greater in 2008 than in 1978. During these three decades, population growth of about 1% annually, coupled with annual per capita income growth of 8%, fueled a large increase in demand for more and higher-value agricultural products, especially by China’s large and growing middle class. China’s rapid growth in food consumption was largely met by domestic production growth, enabling it to remain self-sufficient in most major commodities. About 40% of China’s population of 1.3 billion is employed in the agricultural sector, and agriculture contributes about 11% to China’s GDP.6

China’s support for agriculture

China’s government support for agriculture is low compared to that of developed countries, such as the United States and the member states of the European Union, but in line with that of other rapidly growing economies, according to the United States International Trade Administration, or the USITC. As measured by the OECD’s PSE,7 the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose to 9% in 2007. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to the USITC.

5 OECD Economic Surveys China, March 2013 [Pages 20-21]

6 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011 [pages 1-1 and1-8]

7 OECD: PSE is defined as the estimated monetary value of transfers from consumers and taxpayers to farmers, expressed as a percentage of gross farm receipts (defined as the value of total farm production at farm gate prices), plus budgetary support

Government support to China’s agricultural sector indicates that Chinese policymakers are placing a renewed emphasis on the rural economy. Indirect support, in the form of general services, is very high relative to similar support programs in other countries, due largely to investments in agricultural infrastructure. General services include modern research and extension services, food safety agencies, and agricultural price information services, most of which provide benefits to producers and consumers throughout the economy. Compared with direct payments to farmers, general services support is less production-distorting to the sector.

Agricultural consumption

China is a major global consumer of agricultural products. It consumes one-third of the world’s rice, one-fourth of all corn, and one-half of all pork and cotton, and it is the largest consumer of oilseeds and most edible oils. The traditional Chinese diet centers around staple foods (mainly grains and starches), which account for nearly one-half of the daily caloric intake. Average Chinese per capita consumption recently stabilized at approximately 3,000 calories per day, one of the highest levels among Asian countries.

Chinese food consumption is influenced by factors such as population size and demographics, income, food prices, and general preferences. Per capita income growth and urbanization are the two factors most responsible for altering recent consumption patterns in China. Rising income translates into higher per capita food consumption, while increasing urbanization is driving diversification of food choices because of greater availability and choice offered through increasingly diverse sales outlets.

Chinese consumers generally fall into one of three categories: rural consumers; urban low-income consumers; or urban high-income consumers. Although urban high-income consumers can afford to buy more and better-quality food, the ubiquity of food outlets in cities means that nearly every urban resident, regardless of income, has available an increasingly diverse food selection. Compared to rural diets, urban diets contain less grain and more non staple items, including processed and convenience foods. Rural migrants to cities tend to adopt the urban diet.

Expenditure on food

Food is the largest class of household expenditure for all Chinese income groups; even housing takes a smaller share of average household income, according to the USITC. As income rises, the absolute amount of food expenditure increases, although the share of income spent on food falls. Urban residents spend substantially more on food than their rural counterparts, according to the USITC. Higher incomes lead to an increase in both the quantity and quality of food demanded. However, while demand for higher quantities of food appears to level off in the top income households, demand for higher-quality foods continues to rise with income spending on food consumed outside the home being on the rise. In 2003, about 18% of urban household food expenditures and over 11% of rural household food expenditures were made outside the home. In 2008, the average per capita annual expenditure on dining out was $127 among urban residents, up 26% from a year earlier. Per capita expenditures on food consumed away from home vary among regions, with Shanghai spending the most ($300) and Tibet the least ($84). Most such expenditures are made in restaurants, both independent establishments and fast-food chains. Although consumption away from the household is increasing, most foods are still eaten at home. The exception is meat, with about half of all meat consumed outside the home.

Food preferences

Along with more varied consumption, higher incomes are leading to changing food preferences, including demand for better quality and safer foods. Food preferences determine where urban Chinese purchase their food, whether it be at local “wet markets,” urban supermarkets, or restaurants. Chinese value the diversity in food products that different shopping outlets offer. In the future, analysts predict that further income growth and urbanization will continue to increase demand for a variety of higher quality foods, according to the USITC.

Like that of other countries at similar stages of development, the traditional Chinese diet comprises mostly grains and other starches. Consumption of non-staple, higher-value foods such as meat (especially pork), dairy, fruits, vegetables, and processed food has grown significantly in the past three decades; 30% of the food currently consumed in China has been processed in some way, according to the USITC.

China’s per capita expenditures for animal proteins for 2008 averaged $184, up from $137 in the previous year. The Chinese consume about four times as much pork as poultry, the second most popular animal protein. Pork consumption has been encouraged by improved cold storage distribution, as the product can be transported greater distances to reach more customers. Pork consumption levels are also high due to government support programs, including purchasing pork for reserves and occasionally subsidizing pork purchases for low-income consumers.

Food quality and safety are important factors affecting Chinese food preferences. High-income urban groups that focus their expenditure on high-quality products also seek assurance that their food is safe. Safety concerns can determine where certain foods are bought: fresh produce is usually purchased at a wet market because fresher produce is perceived to be safer, while meats are increasingly bought at a supermarket because of the availability of cold storage.8

The market for aquatic and aquaculture in China

The information in this section regarding aquatic and aquaculture, including graphs, is taken from the USDA’s GAIN Report Number: CH12073 per 12/28/2012 unless otherwise stated.9

8 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011

9 Definition of terms: China’s definition of aquatic products includes both cultured (farm-raised) and wild caught products; aquatic products include fish, shrimp/prawn/crab, shellfish, algae, and other. Aquatic catch production is total volume of both fresh and seawater wild caught aquatic products; Aquaculture production is the total volume of both fresh and seawater cultured (farmed) aquatic products. This report will use Chinese terminology to maintain consistency between Chinese statistics and product categories. Total aquatic trade statistics below do not include fishmeal.

Total Aquatic Products Production

China has the world’s largest aquatic production and its market share has risen from 7% in 1961 to 35% by 2010.10 Total 2012 aquatic production in China is estimated to increase four percent over last year to reach 58 million tons, compared to the 56 million tons in 2011 and 53.7 million tons in 2010, according to the USDA. Fish production accounts for 59% of the total aquatic production, followed by shellfish and crustaceans at 22.6% and 10%, respectively. Fish production is, according to the USDA, expected to continue its upward growth trend to reach 34.5 million tons in 2012, up from 33 million tons in 2011 and 31.3 million tons in 2010.

In 2011, Shandong, Guangdong, Fujian and Zhejiang provinces profited from favorable coastal locations and abundant freshwater resources/facilities to rank as the top four aquatic production areas. In terms of freshwater cultured production, Hubei, Guangdong, and Jiangsu provinces are the largest producers. These rankings are expected to remain unchanged in 2012, according to the USDA.

China has a long history of aquaculture but large-scale production only began after the founding of the People's Republic of China in 1949. More recently, after China opened up to the outside world in the 1980's, the sector has been growing dramatically, becoming one of the fastest growing sectors among the agriculture industries in China.11

China remains the world largest aquaculture producer with total cultured aquatic production accounting for about 70% of the world total in recent years, based on industry sources. Total aquaculture water area reached 7.83 million hectares (MHa) in 2011 from 7.65 MHa in the previous year, with the majority (164,000 Ha) expansion in freshwater facilities. While the majority of cultured facilities are fresh water due to available natural resources, growth in seawater facilities has outpaced that of freshwater facilities over the past four years, rising 33% between 2008 and 2011, compared to 15% for freshwater. Aquaculture area growth slowing overall, investment in facility expansion is slowing, with 2011’s 2.5% expansion cooling significantly from 2009’s 14% expansion. Government officials relate that environmental concerns and the rapid industrialization/urbanization of China’s coastal region are hampering further aquaculture expansion.

Aquaculture fish production dominates the sector with a total production of 22.8 million tons, accounting for 69% of total fish production in 2011. Carp remains the most popular cultured freshwater fish with total production of 15.6 million tons in 2011 (up from 15.1 million tons in 2010), accounting for 72% of total freshwater cultured fish production, according to the USDA.

Cultured freshwater and seawater shrimp and prawn are produced primarily in Guangdong, Jiangsu, Hubei, Zhejiang and Guangxi provinces. In 2011, Guangdong led shrimp production with total cultured production of 609,207 tons, compared to 554,000 tons in 2010. Eel production is concentrated in Fujian, Guangdong, and Jiangxi provinces, and much of the production is destined for the Japanese market.

Aquatic consumption

As China’s processing and distribution systems become more developed and consumers rising affluence increases their interest in a more diversified and nutritious diet, seafood consumption is on the increase. According to the National Statistics Bureau, the per capita consumption of aquatic products was 14.62 Kg per urban dweller and 5.36 Kg per rural inhabitant in 2011. Per capita consumption is expected to increase steadily, with strong growth potential in the rural sector. The per capita consumption of aquatic products is highest in coastal regions, for example in Shanghai and Guangdong, (where aquatic products have been a traditional source of protein) and locations with relatively high disposable income.

According to Ministry of Agriculture (MOA) survey results (among 80 major aquatic product wholesale markets), the average wholesale price for aquatic products increased by 8.5% in the first eight months of 2012 from the previous year. The price increased by 9.7% for sea water products, and 6.9% for fresh water products. Prices for aquatic products are expected to grow in 2013, reflecting increases in the price of feed and other inputs.

Trade

Total aquatic trade value in 2012 is estimated at $27 billion, up four percent over $25.8 billion in 2011, according to the USDA. Total trade volume is expected to fall by two percent. According to MOA statistics, in the first three quarters of 2012, total aquatic trade volume stood at 5.86 million tons, down 2.4%, while trade value was $19.4 billion, up 6% over the previous year. Total aquatic import volume was 3.1 million tons, down 0.9% over the previous year; total aquatic trade surplus reached $7.5 billion, up $912 million over the same period from the previous year. Industry sources expect the 2012 total trade value will hit $27 billion. China’s aquatic export trade destinations (with export values over $100 million) rose from 17 countries/regions in 2009 to 25 in 2011 and will likely increase in 2012. Japan continues to be the largest export destination, followed by the United States and South Korea.

Exports and imports

Export value is expected to rise to $18.5 billion, up four percent over 2011. This growth is mainly due to increased prices as volume is expected to fall from the previous year. Most Chinese industry insiders believe that a stable recovery of global economies support higher aquatic exports in the near future.

10 The State of World Fisheries and Aquaculture 2012, FAO

11 FAO – National Aquaculture Sector Overview China

Import value is estimated at $5.7 billion in 2012, almost unchanged from the previous year; however, total import volume is likely to be 2.6 million tons, down four percent over the previous year. Russia is expected to remain China’s largest supplier of aquatic products in 2012, followed distantly by the United States and Japan. Qingdao and Dalian continue to be the two largest arrival ports for aquatic products, accounting for 80% of the total import volume in first ten months of 2012. Well-established facilities, including processing factories in Qingdao and Dalian, solidify their status as the largest seafood import hubs in China.

China’s fishery production policy

China’s fishery production policy remains generally unchanged. In the 12th Five Year Fishery Development Plan, the MOA plans to continue to promote a more sustainable development model with resource utilization, environmental protection, production of safe products, and increases in farmer income as major priorities. In November 2012, MOA published a notice promoting a sustainable and healthy development of marine fishing in other territorial seas. The notice stressed the need to upgrade fishing facilities to maintain a stable catch volume which reached 1.15 million tons in 2011.

Implementation of aquaculture licensing system continues

The MOA will continue to implement a nationwide aquaculture licensing system during the 12th Five Year Fishery Development Plan period. Licensing thousands of small-scale aquaculture facilities, however, has proven to be a challenge for the government. As of the end of 2011, 79% of aquaculture facilities had obtained production licenses.

The policy on aquatic processing trade remains unchanged

China’s government reportedly positive view of the aquatic processing trade may be due to its role in generating new employment and producing rendered feed ingredients that are in demand by the growing feed industry. If imports are exported as processed products, they will not be subject to a tariff or value-added tax (VAT). Imports sold in China are subject to tariff and VAT.

According to MOA, the share of processing trade has declined, accounting for 28.6% of aquatic export value in 2012 (compared to 33% in 2010). Nevertheless, both Chinese industry and official sources claim that China is becoming the world’s processing center for mackerel, salmon, cod, and herring. Industry sources note that the number of enterprises involved in the “Processing Trade” is on the rise, especially in Shandong and Liaoning.

Aquatic exports for domestic consumption

High import costs, which include a duty plus value-added tax approaching 25%, make imports for domestic consumption expensive. Some industry experts are calling for reduced import duties and VAT for seafood species that are not produced in China to encourage more imports for domestic consumption.

Import certificate for live edible aquatic products

Through bilateral consultation, a NOAA amended version of the Health Certificate for live edible aquatic products was approved by the Administration for Quality Supervision, Inspection and Quarantine of China, or AQSIQ. Obtaining the certificate for live edible aquatic product may remain an issue for exporters.

New hygiene certificate for US imported fishmeal

In late July 2011, the Department of Commerce, NOAA, the Seafood Inspection Program and AQSIQ reached agreement on a new health certificate for fish meal and fish oil exports to China, which took effect on July 1, 2012. In addition, AQSIQ approved registration of 26 US fish meal and fish oil exporters.

New health certificate for fish and fishery products

On April 10, 2012, AQSIQ requested an amendment to the US Health Certificate for Fish and Fishery Products destined to China, effective Jan 1, 2013. In late December, the Department of Commerce, NOAA, the Seafood Inspection Program and AQSIQ agreed on a new certificate which will be implemented January 1, 2013. The current certificate will be accepted for entry into China for fish and fishery products exported prior to January 1, 2013. Any fish and fishery products exported from the US after January 1, 2013 to China must be accompanied by the new health certificate.

Marketing

Due to market development efforts, domestic demand has increased for imported frozen aquatic products. Salmon, snow crab legs, and cod are all products commonly available in supermarkets. Product identification, such as brand names, logo and country of origin are important tools to attract consumer interest.

Scallops, salmon, Alaskan snow crab legs, king crabs, black cod, and oysters are popular items in many upscale hotels which commonly feature these products in buffets. With the proper display, high-value imported items can be promoted to customers.

Importers claim high value U.S. seafood products are easy to sell in both first and second tier cities, even in coastal cities such as Qingdao. Major obstacles include inconsistent availability due to insufficient supply and counterfeit products.

The market for meat in China

China is by far the world’s largest producer and consumer of meat which includes pork, poultry and beef. Historically, this situation did not have a large impact on the rest of the world, as China, for the most part, maintained self-sufficiency in meat. However, since 2007 the situation has changed dramatically. China has gradually turned into a net importer of meats.

World meat production was around 297.1 million tons in 2011 and forecast to grow by less than 2% to 302 million tons in 2012.12 China’s meat production reached 79.57 million tons in 2011, including 50.53 million tons of pork, yet the overall production was slightly less than the consumption; meanwhile, the net imports of meat climbed 33.59% year on year to 1.57 million tons. According to the “12th Five-Year Plan” of the meat industry, it is expected that by the end of 2015, China’s total meat output will have reached 85 million tons, consisting of about 63% pork.

With strong economic growth, China’s urbanization has been occurring at a faster pace than commonly expected. By the end of 2011, the urban population for the first time exceeded the rural population, reaching 51.3% of the total population. If rural migrants working in urban areas are included, the population working and living in urban areas accounted for about 70% of the total population.

Urbanization and rising purchasing power has led to a dietary pattern change switching from the consumption of traditional food grain products to an increase in consumption of meat.13 The change in consumer preferences, meaning higher priced red meat representing a major part of Chinese consumers main protein source, partly derives from the perception that consumption of red meat is equal to higher status than consumption of poultry or pork.14

There are several other specific market drivers which underpin the increase in demand for red meat. One driver is the improved living standard in China which stimulates the growth of beef markets since beef often sells at a much higher price and traditionally goes beyond a majority of people's affordable level. Another is the fact that Chinese people's dietary structure is becoming more diversified and reasonable, bringing larger amount of beef consumption since beef has nutritional benefits. Lastly, further regulation of China's beef industry is likely to ensure sufficient supply of cattle and promote the development of the beef industry which would result in safer and healthier beef products.15

The strong rise in feed grain prices in the past five years is now moving substantially through the market chain and is being reflected in higher meat prices with the exception of poultry where adjustments have been made. On the contrary, world meat consumption continues to grow at one of the highest rates among major agricultural commodities. Thus, developing countries can expect an increase in meat imports despite strong meat prices, driven by population and income growth and high income elasticity of demand. Equally so, strong prices will result in sustained export earnings, which will encourage large meat exporting countries to invest in international meat markets. When breaking the expected increase of demand down by region it is evident that the Asia and Pacific region is projected to stand for the largest increase in demand by far.16

The supporting policies from Chinese government is expected to ensure adequate supply of cattle sources from the upstream area and improve the quality and taste of beef products. Therefore, consumers are likely to get safer and healthier beef products and beef consumption is expected to move to a higher development level in the near future.17

The market for fertilizer in China

Demand for fertilizer in China is forecast to increase 3.3% per annum through 2015 to 262 million metric tons. Sales of fertilizers are expected to be supported by healthy expansion of agricultural activities as the amount of sown areas continues to grow and rural income levels rise. Farmers will continue to register steadily increasing incomes, the result of growing crop prices and government subsidies designed to supplement their revenues and reduce their material costs. Subsidies aimed directly at cutting the cost of fertilizers is expected to encourage additional use. In addition, rising crop prices have encouraged farmers to invest in fertilizers to further boost crop yields. Advances will also be driven by increases in the hectares of sown land dedicated to growing cash crops. However, increasing demand for organic food and improved understanding of the correct application of fertilizers is expected to prevent demand from rising at a faster pace.

In value terms, fertilizer demand is expected to grow 6.0% per year to 548 billion yuan, outpacing gains in volume terms. Faster value growth will be driven by strong demand for higher value multi-nutrient fertilizers. In addition, advances will be supported by continued growth in fertilizer prices as the cost of natural gas, oil, coal, and other raw materials continues to increase.

Demand for fertilizer nutrients in China is projected to grow 4.4%annually through 2015 to 98.1 million metric tons. Nutrient demand will be stimulated by increasing use of higher nutrient level products as income levels grow in rural areas in China. In addition, government efforts to promote multi-nutrient fertilizers will also support gains in fertilizer nutrient demand. Accounting for more than three-fourths of total fertilizer demand in 2010, single-nutrient fertilizers will remain the larger product type through 2015, despite a relatively low growth rate of 2.1% per year. Sales of single nutrient fertilizers will continue to be supported by their relatively low prices. Multi-nutrient fertilizer demand will post a strong annual growth rate of 7.3% through 2015, fortified by government efforts to promote their utilization.

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East — which enable residents to afford more expensive food items – demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.18

12 Food Outlook Global Market Analysis, published by the Trade and Market Division of FAO under Global Information and Early Warning System (GIEWS), November 2012

13 China’s growing appetite for meats: Implications for World meat trade. A Multi-Client Study, April 2012

14 China and Hong Kong: Food Opportunities for Maine, Maine International Trade Center, March 2012

15 Frost & Sullivan: China’s beef market has great growth potential

16 Meat - OECD-FAO Agricultural Outlook 2012-2021

17 Frost & Sullivan: China’s beef market has great growth potential

18 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

In 2006, the central government started a program intended to partially compensate farmers for price increases in fuel, fertilizer and other agricultural inputs. In the case of fertilizers, government support is part of several separate programs targeting fertilizer producers, with cost reductions being passed along to farmers purchasing the input. By 2009, fuel and fertilizer subsidies totaled $10.5 billion.19

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

19 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011

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

Insofar as we do not encounter any epidemic in our aquaculture fishery farms in districts of the Guangdong Province or cattle farms in Huangyuan District of the Qinghai Province, however in the event of epidemics, we expect that our marine animals and our cattle will be quarantined until such time as a sanitary certificate for clean bill of health will be obtained before any of our products will be sold. Alternatively, in an extreme situation where our products would fail to obtain the sanitary certificate, they will be destroyed subject to the direction of the Inspection Authorities of the Agriculture Department of China. There is compensation granted by the Chinese Government for the destruction of our products but only for a fraction of our cost of production; as such the Company will bear virtually all losses under such circumstances.

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

Our products are sold primarily through distributors, and those distributors are responsible for ensuring that our products have the appropriate licenses to be sold to farmers in their provinces and be kept at the right temperature to be fresh and meet shelf life terms. If those distributors do not obtain the appropriate licenses, their sales of our products in those provinces may be illegal, and we may be subject to government sanctions, including confiscation of illegal revenues and a fine of between two and three times the amount of such illegal revenues. Unlicensed sales in a province may also cause a delay for our other distributors in receiving a license from the authorities for their provinces, which could further adversely impact our sales. In addition, distributors may sell our products under another brand licensed in a particular province if our product is not licensed there. If our products are sold under another brand, the purchasers will not be aware of our brand name, and we will be unable to cross-market other seed varieties or other products as effectively to these purchasers. Moreover, our ability to provide appropriate customer service to these purchasers will be negatively affected, and we may be unable to develop our local knowledge of the needs of these purchasers and their environment. Furthermore, if any of our distributors sell inferior seeds produced by other companies under our brand name, our brand and reputation could be harmed, which could make marketing of our branded seeds more difficult. As of the date of this Annual Report, we are not aware of the occurrence of any of the potential violations by our distributors described above.

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

We hold various permits, business licenses, and approvals authorizing our operations and activities, which are subject to periodic review and reassessment by the Chinese authorities.  Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty.  If renewals, or new permits, business licenses or approvals required in connection with existing or new facilities or activities, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we may not be able to continue to operate our facilities which would have a material adverse affect on our operations.  If new standards are applied to renewals or new applications, it could prove costly for us to meet these new standards.

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

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi, or RMB, into foreign currencies and, if the RMB were to decline in value, reducing our revenue in U.S. dollar terms.

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

If any such PRC taxes apply, a non-PRC resident stockholder may be entitled to a reduced rate of PRC taxes under an applicable income tax treaty and/or a foreign tax credit against such stockholder’s domestic income tax liability (subject to applicable conditions and limitations).  Prospective investors are encouraged to consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.

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

On August 8, 2006, six PRC government agencies, namely, the Ministry of Commerce (“MOFCOM”), the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Commission (“CSRC”), SAFE, the State-Owned Assets Supervision and Administration Commission (“SASAC”), and the State Administration for Taxation (“SAT”), jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “ New M&A Rules “), which became effective on September 8, 2006.  The New M&A Rules purport, among other things, to require offshore “special purpose vehicles”, that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges.  On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles.  We were and are not required to obtain the approval of CSRC under the New M&A Rules in connection with this transaction because we were and are not a special purpose vehicle formed or controlled by PRC individuals.

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

All land use rights that we own are land use rights relating to allocated land.  The local governmental authorities have granted such land use rights to us for free use or at a discounted levy rate given our contribution to the development of the local economy.  However, pursuant to the Catalogue on Allocated Land issued by the Ministry of Land Resources of the PRC (the “ Catalogue ”), the land use rights for allocated land may only be granted to those specific projects which are in compliance with the Catalogue, subject to the approval of the competent governmental authorities.  We, as a privately owned agricultural producer, may not be qualified to be granted such land use rights for allocated land according to the Catalogue.  Consequently, our use of such land may be subject to challenge in the future, and the legal consequences could include the confiscation of such land by the governmental authorities or a demand that we pay a market price for purchasing the land use rights for such land and converting the allocated land use right to a granted land use right.

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

We are a Nevada holding company and substantially all of our assets are located outside of the United States.  Substantially all of our current operations are conducted in the PRC.  In addition, all of our directors and officers are nationals and residents of countries other than the United States.  A substantial portion of the assets of these persons are located outside the United States.  As a result, it may be difficult for you to effect service of process within the United States upon these persons.  It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, none of whom are residents in the United States and the substantial majority of whose assets are located outside of the United States.  In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts.  Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law.  Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions.  The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States.  In addition, according to the PRC Civil Procedures Law , courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest.  So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

We believe that the market price of our shares in the OTC BB markets is adversely affected by the current stigma associated with Chinese companies quoted or listed publicly in the United States. Although we managed to maintain our liquidity to a certain degree, our market prices are suffering (e.g., our shares are presently trading at approximately 25% of our net tangible asset value per share). Many Chinese companies are suffering from this stigma, which tends to affect both market prices and liquidities, and our company is no exception. There are reasons of varying degrees of legitimacy explaining this stigma, including but not limited to: (i) investors’ experience of losses suffered in the course of investing in other Chinese companies, (ii) the difficulty some Chinese companies have had in preparing auditable financial statements, (iii) the difficult in enforcing US judgments in foreign courts generally, all of which have contributed to a negative perception in the minds of some US investors regarding all Chinese companies publicly traded on US markets. Regardless of the reasons for this perception, should it continue over a sustained period of time our market prices may keep on trading below our net tangible asset value per share, which would not only increase the risk that our shareholders lose the funds they have invested in our company, but may also adversely affect our ability to maintain our growth plan on a timely manner and thus our business and financial condition as well.

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

We are a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if in the future management determines that our internal control over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the NASDAQ Stock Market should we in the future be listed on this market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

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

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this annual report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Consolidated Results of Operations

Part A.

Revenues

Revenues including continued and discontinued operations increased by $86,733,736 (or 167.18% from $51,879,903 for the year ended December 31, 2011to $138,613,639 for the year ended December 31, 2012. The increase was primarily due to maturity of all business sectors of the Company except for beef (i.e., fishery, plantation, organic fertilizer and cattle farm) as they gradually move into operational stages instead of developing stages.

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

Fishery: Revenue from fishery increased by $59,924,350 (or 226.80%) from $26,422,125 for the year ended December 31, 2011 to $86,346,475 for the year ended December 31, 2012. The increase in fishery was primarily due to our increase in revenue from the sale of fish and prawn and development contracting services for the year ended December 31, 2012 compared to the sale of fingerlings and consulting income for the year ended December 31, 2011.

Plantation: Revenue from our plantation increased by $5,765,444 (or 94.31%) from $6,113,155 for the year ended December 31, 2011 to $11,878,599 for the year ended December 31, 2012. The increase was primarily due to the increase of wholesale prices in fresh and dried flowers for the year ended December 31, 2012.

Beef: Revenue from beef decreased by $957,898 (or 6.31%) from $15,182,222 for the year ended December 31, 2011 to $14,224,324 for the year ended December 31, 2012. The decrease was primarily due to the fact that calves grew and become salable beef cattle.

Organic fertilizer: Revenue from organic fertilizer increased by $9,123,760 from $2,480 for the year ended December 31, 2011 to $9,126,240 for the year ended December 31, 2012. The increase was primarily due to the startup of the new business of organic fertilizer during the year ended December 31, 2012.

Cattle farm: Revenue from cattle farm development increased by $12,878,080 (or 309.57%) from $4,159,921 for the year ended December 31, 2011 to $17,038,001 for the year ended December 31, 2012. The increase was primarily due to increased development contract service of cattle farms for the year ended December 31, 2011.

Cost of Goods Sold

Cost of goods sold increased by $41,855,597 (or 155.30%) from $26,951,874 for the year ended December 31, 2011 to $68,807,471 for the year ended December 31, 2012. The increase was primarily due to the Company increasing its scale of operations from continuing operations in terms of its fishery, plantation, cattle farm and beef operations.

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

Fishery: Cost of goods sold from fishery increased by $24,470,018 (or 158.98%) from $15,392,278 for the year ended December 31, 2011 to $39,862,296 for the year ended December 31, 2012. The increase was primarily due to an increase in the sales volume relating to fish and the expansion of contracted services for the year ended December 31, 2012 compared to for the year ended December 31, 2011.

Plantation: Cost of goods sold from our plantation increased by $2,965,120 (or 143.18%) from $2,070,835 for the year ended December 31, 2011 to $5,035,955 for the year ended December 31, 2012 due to good harvest in 2012. The increase was primarily due to cost increases in farm labor, logistic and associated general overhead of operations.

Beef: Cost of goods sold from beef increased by $4,056,908 (or 58.16%) from $6,974,847 for the year ended December 31, 2011 to $11,031,756 for the year ended December 31, 2012. The increase was primarily due to fact that cattle are in growing stage and therefore cost of sales increase even though revenue from beef decreases.

Organic fertilizer: Cost of goods sold from organic fertilizer increased by $5,263,640 (or 2,187.71%) from $2,406 for the year ended December 31, 2011 to $5,266,047 for the year ended December 31, 2012. The increase was primarily due to the startup of the new business of organic fertilizer for the year ended December 31, 2012.

Cattle farm: Cost of goods sold from cattle farm development increased by $5,099,909 (or 203.03%) from $2,511,508 for the year ended December 31, 2011 to $7,611,417 for the year ended December 31, 2012. The increase in cattle farm was primarily due to the commencement of our contracting services in the cattle farming industry for the year ended December 31, 2012.

Gross Profit

Gross profit increased by $44,878,139 (or 180.03%) from $24,928,029 for the year ended December 31, 2011 to $69,806,168 for the year ended December 31, 2012. The increase was primarily due to the corresponding increases in revenues from our fishery, plantation, cattle farm and organic fertilizer operations.

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

Fishery: Gross profit from fishery increased by $35,454,332 from $11,029,847 for the year ended December 31, 2011 to $46,484,179 for the year ended December 31, 2012. The increase was primarily due to our increased contract service income from fishery and prawn development contracts and sale of fish for the year ended December 31, 2012 versus consulting income and sale of fish for the year ended December 31, 2011.

Plantation: Gross profit from our plantation increased by $2,800,324 (or 69.28%) from $4,042,320 for the year ended December 31, 2011 to $6,842,644 for the year ended December 31, 2012. The increase was due mainly to the increase of wholesale prices both on dried and fresh flowers for the year ended December 31, 2012.

Beef: Gross profit from beef decreased by $5,014,805 (or 61.1%) from $8,207,373 for the year ended December 31, 2011 to $3,192,568 for the year ended December 31, 2012. The decrease was primarily due to the decrease of revenue and the increase of cost of sales.

Organic fertilizer: Organic fertilizer increased by $3,860,119 from $74 for the year ended December 31, 2011 to $3,860,193 during the year ended December 31, 2012. The increase was primarily due to the start-up of our new business of organic fertilizer for the year ended December 31, 2012.

Cattle farm: Gross profit from cattle farm development increased by $7,778,171 (or 471.86%) from $1,648,415 for the year ended December 31, 2011 to $9,426,584 for the year ended December 31, 2012. The increase in cattle farm was primarily due to the commencement of our contracting services in the cattle farming industry for the year ended December 31, 2012.

General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses from continuing and discontinued operation (including depreciation and amortization) increased by $3,046,994 (or 57.21%) from $5,302,736 for the year ended December 31, 2011 to $8,349,729 for the year ended December 31, 2012. The increase was primarily due to increase on the depreciation and amortization amounting to $1,764,288 for the year ended December 31, 2012 from $936,509 for the year ended December 31, 2011, and the increase in others and miscellaneous of $2,152,605 for year ended December 31, 2012 from $280,728for the year ended December 31, 2011.

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

Part B. Discussion and analysis on the results of operations 2012: This Part B discusses and analyzes certain items that we believe may require further clarification and explanation; other items of comparison 2012 to 2011 are not discussed in this Part B but in Part A above).

Balance Sheet items (1) on total current assets:

As of December 31, 2012
$

Cash and cash equivalents	8,424,265
Inventories	17,114,755
Cost and estimated earnings in excess of billings on uncompleted contracts	2,336,880
Deposits and prepaid expenses	47,308,857
Accounts receivable, net of allowance for doubtful debts	52,948,350

Other receivables	5,954,248
Total current assets	134,087,355

Accounts Receivable:

At December 31, 2012

	Accounts receivable	Current	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
Consulting and Service (from 6 contracts) totaling	32,769,312		6,524,405	18,420,793	1,811,533	6,012,581

Sales of Fish (from Farms and from imports)	5,216,923		1,612,905	1,726,826	1,877,192	-

Sales of Cattle and Beef Meats (from Enping Farm)	610,880		335,984	274,896	-	-

Sales of HU Flowers (Dried)	5,549,439		-	2,538,175	2,749,650	261,614

Sales Fertilizer, Bulk Stock feed and Cattle by SJYL	6,795,524		1,950,575	3,634,487	10,982	1,199,480

Sales Fertilizer from HAS	2,006,272		390,112	1,189,607	417,485	9,068

Total Accounts Receivable	52,948,350		10,813,981	27,784,784	6,866,842	7,482,743

Percentage of total	100%		21%	52%	13%	14%

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

Account payables and Accruals:

Our current trading environment does not include many suppliers who will offer credit terms which means that most purchases are paid for in cash and this results in a low trade account payables balance of $8,762,643 representing about 8.4% of total sales of $68.8 million for the reasons stated below: (Note: For % cost of sales of the segment, please also refer to the table immediately following this section).

Trading environment of the following activities:

1.	Consulting and services since inception account is the major contributor of income to date and cost of sales average 27% for cattle farms and others, and 40% for prawn or fish farms. We supply the following cost elements: our own staff, engineering, technology implementation, supervision, training and associated management work and most of the building sub-contractors worked on sub-contract at cost fixed by us; as such no big profit margin is accepted plus we require a prolonged credit term. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own designs and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We believe that, as time has passed, our track record has earned us excellent credibility with all of our suppliers and subcontractors due to our good standing.

2.	Fish sales started gradually from late 2011with low cost of sales averaging 47% (the bulk of the cost comes from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide credit terms presently is limited to no more than a select few.

3.	Cattle sales at Xining SJAP’s own cattle stations and from its cooperative farmers started in 2011at lower profit margins compared to the sales of fish with cost of sales averaging 77%, and it is also customary in China to pay for the young live-cattle by cash on deliveries. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012, but at small quantities with cost of sales averaging at 72% which is lower than in SJAP due to the fact that sales of mature cattle were from JHMC directly without the sales from cooperative farmers as in SJAP. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great resources of finance; as such we paid for these supplies of young cattle in cash on deliveries.

4.	In SJAP, the actual cost of sales are averaging 49% and the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be contrasted with the pastures and crops that we would buy back from them. In the case of JHMC, in 2012, its cost of sales were higher than in SJAP at 77% due to the fact that JHMC did not have its own production facilities constructed in 2012, such that its organic fertilizer was supplied from SJAP and thus involved additional transportation costs.

5.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales at an average of 48%. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

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

Income Statements (1) Segment break-down on Revenue (to third parties):

Segments	Sales Revenue	% of total	Cost of sales	% of total cost	Gross Profit	% of total
	2012	Revenue	2012	of sales	2012	gross
	$		$		$	profit
Fishery Sector
Capital Award
Consulting and Service	36,193,780	26%	14,340,937	21%	21,852,843	31%
Others in sales of Fish, Prawns and commissions and management services	44,798,779	32%	23,329,038	34%	21,469,741	31%
Fish Farm 1
Sales of Fish	391,009	0.28%	183,774	0%	207,235	0%
Cattle Farm Sector
MEIJI
Consulting and Service	11,080,131	8%	2,998,343	4%	8,081,788	12%
Others in sales of cattle, meat and commission etc.	5,688,904	4%	4,419,418	6%	1,269,486	2%
Cattle Farm 1	268,966	0.19%	193,656	0%	75,310	0%
Beef Organic fertilizer Sector
SJAP
Fertilizer	3,825,194	3%	2,136,239	3%	1,688,955	2%
Bulk Live Stock Feed	2,863,637	2%	1,382,827	2%	1,480,810	2%
Cattle	14,445,695	10%	11,079,144	16%	3,366,551	5%
HSA
Fertilizer	2,213,038	2%	1,699,593	2%	513,445	1%
HU Plant Sector
JHST	11,878,599	9%	5,035,955	7%	6,842,644	10%
Corporate Sector
SIAF
Consulting and Service	3,267,401	2%	909,677	1%	2,357,724	3%
Others	1,698,506	1%	1,098,870	2%	599,636	1%
Total	138,613,639	100%	68,807,471	100%	69,806,168	100%

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
Capital Award
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

2. In 2012, the revenue from other segments (e.g., sales of fish, fertilizer, bulk livestock feed, cattle, etc.) increased by 4% from 60% in 2011 to 64%. This increase is due primarily to additional farms being built in 2012, contributing to the increase in production as shown in the table below.

	Financial information 2010 to 2012 of the segments
Segments	Revenue			Cost of Sales			Gross Profit
	2010	2011	2012	2010	2011	2012	2010	2011	2012
	$	$	$	$	$	$	$	$	$
Fishery Sector
Capital Award
Others in sales of Fish, Prawns and commissions etc.		9,933,933	44,798,779		7,830,404	23,329,038	-	2,103,529	21,469,741
Fish Farm 1							-	-	-
Sales of Fish	-	-	391,009	-	-	183,774	-	-	207,235
Cattle Farm Sector							-	-	-
MEIJI							-	-	-
Others in sales of cattle, meat and commission etc.	-	-	5,688,904	-	-	4,419,418	-	-	1,269,486
Cattle Farm 1	-	-	268,966	-	-	193,656	-	-	75,310
Beef Organic fertilizer Sector							-	-	-
SJAP							-	-	-
Fertilizer	1,400,712	11,814,921	3,825,194	525,646	4,975,462	2,136,239	875,066	6,839,459	1,688,955
Bulk Live Stock Feed	579,367	2,514,617	2,863,637	371,024	1,205,763	1,382,827	208,343	1,308,854	1,480,810
Cattle	-	852,751	14,445,695		793,649	11,079,144	-	59,102	3,366,551
Concentrated Live Stock Feed (Only for 2013)							-	-	-
HSA							-	-	-
Fertilizer	-	2,453	2,213,038	-	2,381	1,699,593	-	72	513,445
Cattle (Only for 2013)							-	-	-
HU Plant Sector							-	-	-
JHST	4,774,854	6,113,115	11,878,599	1,828,325	2,070,833	5,035,955	2,946,529	4,042,282	6,842,644
Corporate Sector							-	-	-
SIAF							-	-	-
Others			1,698,506	-	-	1,098,870	-	-	599,636
							-	-	-
Segments' Total	6,754,933	31,231,790	88,072,327	2,724,995	16,878,492	50,558,514	4,029,938	14,353,298	37,513,813
Segment % of the consolidated total	62%	60%	64%
Consolidated total of	10,918,766	51,879,903	138,613,639	3,731,204	26,951,874	68,807,471	7,187,562	24,928,029	69,806,168

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

As of June 30, 2013, our total long term debts are as follows:

Contractual Obligations	Less than 1 year ($)	1-3 years ($)	3-5 years ($)	More than 5 years ($)	Total ($)
Short Term Bank Loan		2,265,849
Long Term Debts	0	0	178,031	0	0
Promissory Notes Issued to third parties	5,915,423

Cash provided by operating activities totaled $16,120,653 for the six months ended June 30, 2013. This compares with cash provided by operating activities $9,887,541 for the six months ended June 30, 2012. The increase in cash flows from operations primarily resulted from net cash provided by net income for the period after adjustments of non- cash items.

Cash used in investing activities totaled $14,086,955 for the six months ended June 30, 2013. This compares with cash used in investing activities totaled $11,722,784 for the six months ended June 30, 2012. The increase in cash flows used in investing activities primarily resulted from construction payments of $12,596,632 for the six months ended June 30, 2013 as compared to construction payments of $6,626,688 for the six months ended June 30, 2012.

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

The following table shows the debt we have exchanged for equity during the periods indicated:

		Issuance		Consideration	Investors
Date	Events	of shares	Price / share	received	Non-USA	USA
		# of shares	US$	US$	# of persons
As at
31.12.2010	Quoted in 10K and Form 10	55,474,136		50,884,475	136	5,123

03.01.2011	Debt settlements	370,000	1.50	562,500		1
13.01.2011	Debt settlements	491,000	1.50	736,500		1
10.02.2011	Debt Settlements	425,000	1.50	637,500		1
10.02.2011	Debt settlements	35,000	1.50	52,500		1
16.04.2011	Debt settlements	530,000	1.50	795,000		1
22.04.2011	Debt settlements	400,000	1.50	600,000		1
08.05.2011	Debt settlements	351,000	1.50	526,500		1
		2,602,000		3,910,500

06.07.2011	Brought from third parties for resale	-500,000	0.78	-390,000	-1
19.07.2011	Brought from third parties for resale	-500,000	0.78	-390,000	-1
27.06.2011	Debt Settlements	304,878	0.82	250,000		-
21.07.2011	Debt Settlements	304,878	0.82	250,000		-
16.08.2011	Debt Settlements	377,976	0.82	309,940		1
02.09.2011	Debt Settlements	12,268	0.82	10,060
02.09.2011	Debt settlements	353,542	0.84	296,975		1
02.09.2011	Debt settlements	426,787	0.69	293,629	2
01.07.2011	Worker compensation & adjustments	1,706,620	1.01	1,723,686	79
11.7.2011	Worker compensation & adjustments	1,054,109	0.90	943,428
11.07.2011	Professional services paid in shares and adjustments	1,800,000	0.90	1,611,000		4
As at
30.09.2011	Total Common shares issued	63,417,194		59,703,693	215	5,136

Equity Changes

		Issurance of		Consideration	Investors
Date	Events	shares	Price / share	received	Non-USA	USA
		# of shares	US$	US$	# of persons
As at
30.09.2011	Total common shares issued	63,417,194.00		59,703,693.00	215.00	5,136.00

08.10.2011	Share issued for debt settlement	1,470,588.00	0.85	1,250,000.00		1.00
14.10.2011	Shares brought = (A)	-600,000.00	0.65	-390,000.00		-1.00
19.10.2011	Shares brought = (B)	-620,000.00	0.65	-403,000.00		-1.00
23.10.2011	Shares brought = ( C )	-2,000,000.00	0.01	-20,000.00		-
23.10.2011	Shares brought = (D)	-2,000,000.00	0.01	-20,000.00		-
23.10.2011	Shares brought = (E)	-2,400,000.00	0.01	-24,000.00		-
14.10.2011	Debt Settlement	600,000.00	0.80	480,000.00	1.00
14.11.2011	Debt Settlements	620,000.00	0.80	496,000.00	1.00
14.11.2011	Debt settlement	1,596,480.00	0.91	1,450,000.00	3.00
15.11.2011	Debt settlement	6,400,000.00	0.504	3,225,600.00	1.00
15.12.2011	Debt settlement	550,000.00	0.504	277,200.00	-

as at 31.12 2011		67,034,262.00		66,025,493.00	221.00	5,135.00

Equity Changes

		Issurance of		Consideration	Investors
Date	Events	shares	Price / share	received	Non-USA	USA
		# of shares	US$	US$	# of persons
as at 31.12 2011		67,034,262		66,025,493	221	5,135
16.01.2012	Debt Settlement	867,100	0.65	563,615	1

14.02.2012	Debt Settlement	1,508,959	0.60	905,375	1

07.03.2012	Debt Settlement	722,225	0.63	455,002	1

23.03.2012	Debt Settlements	600,000	0.75	450,000	1

As at 31.03.2012		70,732,546	3	68,399,485	225	5,135

20.04.2012	Debt Settlement	801,666	0.71	568,118	1
20.04.2012	Debt Settlement	437,370	0.71	310,000	1
20.04.2012	Debt Settlement	458,524	0.71	325,015	1

25.05.2012	Debt Settlement	1,280,081	0.62	793,650	1
25.05.2012	Debt Settlement	2,133,606	0.62	1,315,475	1
08.06.2012	Debt Settlement	558,538	0.65	365,000	1
08.06.2012	Debt Settlement	893,639	0.65	585,000	1
15.06.2012	Debt Settlement	473,923	0.65	310,000	-

As at 30.06.2012		77,769,893	8	72,971,743	232	5,135
05.07.2012	Debt Settlement	2,151,247	0.54	1,161,825
19.07.2012	Debt Settlement	1,795,307	0.52	931,825
08.08.2012	Debt Settlement	765,000	0.52	400,000
16.08.2012	Worker Compensation	906,000	0.395	362,400	2	2
18.08.2012	Debt Settlement	1,678,000	0.51	859,825	1
22.08.2012	Debt Settlement	1,493,500	0.52	773,325		1
17.09.2012	Debt Settlement	2,902,960	0.64	1,862,439
20.09.2012	Debt Settlement	390,625	0.65	250,000	-	-
24.09.2012	Debt Settlement	527,803	0.71	400,000	-	-
		668,647	0.71	500,000	-	-
As at 30.09.2012		91,048,982		80,473,382	235	5,138
12.10.2012	Debt Settlement	371,429	0.70	260,000	-	-
24.10.2012	Debt Settlement	1,062,357	0.70	743,650	-	-
01.10.2012	Debt Settlement	804,346	0.70	563,042	-	-
9.11.2012	Debt Settlement	1,209,187	0.615	743,650	-	-
9.11.2012	Debt Settlement	491,080	0.615	302,014	-	-
23.11.2012	Debt Settlement	474,364	0.615	291,734	-	-
03.12.2012	Debt Settlement	392,955	0.53	208,266	-	-
03.12.2012	Debt Settlement	660,377	0.53	350,000	-	-
17.12.2012	Debt Settlement	69,732	0.53	36,958	-	-
21.12.2012	Debt Settlement	188,679	0.53	100,000	-	-
21.12.2012	Debt Settlement	1,037,736	0.53	550,000	-	-
21.12.2012	Debt Settlement	1,311,321	0.53	695,000	-	-
As at 31.12.2012		99,122,545	7.13	85,317,696	235	5,138

Equity Changes Q1 2013

		Issurance of		Consideration	Investors
Date	Events	shares	Price / share	received	Number of Persons / Entities
		# of shares	US$	US$	Non-USA	USA
As at 31.12.2012 Opening Balance		100,004,850		85,917,696	235	5,138

03.01.2013	Debt Settlement	925,977	0.53	490,768	1
03.01.2013	Debt Settlement	835,106	0.53	442,606	1
15.01.2013	Debt Settlement	1,415,094	0.53	750,000	-
15.01.2013	Debt Settlement	1,415,094	0.53	750,000	-
20.02.2013	Debt Settlement	1,432,692	0.52	745,000	1
25.02.2013	Debt Settlement	961,538	0.52	500,000	1
15.03.2013	Debt Settlement	1,181,818	0.550	650,000	-
28.03.2013	Debt Settlement	645,161	0.620	400,000	-
28.03.2013	Debt Settlement	1,532,258	0.620	950,000	-

As at 31.03.2013 (or Q1 2013)		110,349,588		91,596,070	239	5,138
18.04.2013	Debt Settlement	2,241,379	0.58	1,300,000	-
18.04.2013	Debt Settlement	932,822	0.58	541,037	-
10.05.2013	Debt Settlement	2,915,055	0.46	1,340,925	1
10.05.2013	Debt Settlement	2,084,703	0.46	958,963	-
25.06.2013	Debt Settlement	663,362	0.41	271,978
25.06.2013	Debt Settlement	986,919	0.41	404,637	1

As at 30.06.2013 (or Q2 2013)	Total	120,173,828		96,413,610	241	5,138

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses which totaled $84,297 and $58,392 for the years ended December 31, 2012 and December 31, 2011, respectively.

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

EARNINGS PER SHARE

As prescribed in ASC Topic 260 “Earning per Share,” Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

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

NON-GAAP FINANCIAL MEASURES

Non - GAAP financial measures can represent our actual U.S. dollars reported earnings per share including foreign exchange gain of net assets denominated in RMB as the underlying trend shows Chinese Renminbi appreciates steadily against United States dollars. As such, we measure diluted earnings per share growth rate using comprehensive income divided by weighted average numbers of shares outstanding, and provide guidance on the comprehensive income per shares.

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

Compensation Committee

Our Compensation Committee currently consists of two directors: Messrs. Sandberg (chairman) and Yap. The Board has determined that:

•	all members of the Compensation Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.;

•	all members of the Compensation Committee qualify as “non-employee directors” under Exchange Act Rule 16b-3; and

•	all members of the Compensation Committee qualify as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “ Code ”).

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

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Lee Yip Kun Solomon	2012	336,000	0	0	0	0	0	336,000
Chief Executive Officer	2011	336,000	0	0	0	0	0	336,000
Tan Paoy Teik	2012	174,000	0	0	0	0	0	174,000
Chief Marketing Officer	2011	174,000	0	0	0	0	0	174,000
Chen Bor Hann	2012	60,000	0	0	0	0	0	60,000
Secretary	2011	60,000	0	0	0	0	0	60,000

Summary Equity Awards

There has been no equity incentive award made to any of our executive officers as of our fiscal year ended December 31, 2012.

Employment Agreements

Lee Yip Kun Solomon. On June 14, 2011, we entered into a three-year employment agreement effective as of January 1, 2011 with Lee Yip Kun Solomon, our Chief Executive Officer and President (the “Lee Agreement”). Pursuant to the Lee Agreement, Mr. Lee is entitled to an annual base salary of $336,000 and to receive 336,000 shares of our common stock. Such shares have not been issued to Mr. Lee. Mr. Lee shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Lee Agreement provides for Mr. Lee to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Lee Agreement also includes confidentiality obligations to which Mr. Lee must adhere.

Tan Paoy Teik. On June 14, 2011, we entered into a three-year employment agreement effective as of January 1, 2011 with Tan Paoy Teik, our Chief Marketing Officer (the “Tan Agreement”). Pursuant to the Tan Agreement, Mr. Tan is entitled to an annual base salary of $174,000 and to receive 174,000 shares of our common stock. Such shares have not been issued to Mr. Tan. Mr. Tan shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Tan Agreement provides for Mr. Tan to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Tan Agreement also includes confidentiality obligations to which Mr. Tan must adhere.

Chen Bor Hann. On June 14, 2011, we entered into a three-year employment agreement effective as of January 1, 2011 with Chen Bor Hann, our Secretary (the “Hann Agreement”). Pursuant to the Hann Agreement, Mr. Hann is entitled to an annual base salary of $174,000 and to receive 174,000 shares of our common stock. Such shares have not been issued to Mr. Hann. Mr. Hann shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Hann Agreement provides for Mr. Hann to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Hann Agreement also includes confidentiality obligations to which Mr. Hann must adhere.

General

At no time during the last fiscal year with respect to any person listed in the table above was there:

"	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
"	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
"	any option or equity grant;
"	any non-equity incentive plan award made to a named executive officer
"	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
"	any payment for any item that should be included as All Other Compensation in a Summary Compensation Table.

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors. Directors did not receive any compensation except for that received as executive officers as set forth above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially based on 112, 028,365 issued and outstanding shares of Common Stock as of the date of this Annual Report by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.

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

During fiscal year 2010, we borrowed an aggregate of $926,196 from Mr. Lee, our chairman and chief executive officer. During fiscal year 2011, Mr. Lee paid $8,969,078 for and on behalf of the Company and we repaid Mr. Lee $9,605,510 of the foregoing amount, leaving us indebted to Mr. Lee in the amount of $289,764 on December 31, 2011. During fiscal year 2012, we borrowed an aggregate of $3,056,039 from Mr. Lee, leaving us indebted to Mr. Lee in the amount of $3,345,803 on December 31, 2012. The amounts are unsecured, interest free and have no fixed term of repayment.

During the year ended December 31, 2011, we repurchased 7,000,000 shares of our common stock from Capital Adventure for $396,400. Capital Adventure is owned by Messrs. Solomon Lee, Tan and Chen, our three executive directors.

The Company does not presently have a policy that addresses related-party matters but is considering implementing such a policy.

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

SINO AGRO FOOD, INC.

October 2, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 2, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

October 2, 2013	By:	/s/ TAN POAY TEIK
Tan PoayTeik Chief Officer, Marketing

October 2, 2013	By:	/s/ CHEN BORHANN
Chen BorHann Corporate Secretary

October 2, 2013	By:	/s/ YAP KOI MING
Yap Koi Ming Director

October 2, 2013	By:
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