Form 10-Q
period 2013-09-30
Sino Agro Food, Inc.
filed 2013-11-18
CIK 1488419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ________________________

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

As of October 31, 2013, there were 129,952,043 shares of our common stock issued and outstanding.

TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

F - 1

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY FINANCIAL REPORT

PAGE

CONSOLIDATED BALANCE SHEETS	F - 3

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	F - 4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F - 6 - F - 41

F - 2

SINO AGRO FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$9,588,415	$8,424,265
Accounts receivable, net of allowance for doubtful accounts	59,690,624	52,948,350
Inventories	17,933,503	17,114,755
Cost and estimated earnings in excess of billings on uncompleted contracts	1,759,821	2,336,880
Deposits and prepaid expenses	84,856,620	47,308,857
Other receivables	9,617,650	5,954,248
Total current assets	183,446,633	134,087,355
Property and equipment
Property and equipment, net of accumulated depreciation	37,984,694	19,946,302
Construction in progress	41,579,898	24,492,510
Land use rights, net of accumulated amortization	56,253,797	55,733,246
Total property and equipment	135,818,389	100,172,058
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	7,813,958	8,114,624
License rights	1	1
Total other assets	8,538,899	8,839,565
Total assets	$327,803,921	$243,098,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,231,077	$5,762,643
Billings in excess of costs and estimated earnings on uncompleted contracts	2,413,455	2,790,084
Due to a director	4,989,134	3,345,803
Dividends payable	-	951,308
Other payables	10,824,617	6,654,478
Short term bank loan	2,439,818	3,181,927
	28,898,101	22,686,243
Non-current liabilities
Deferred dividends payable	3,146,987	3,146,987
Bonds payable		-
Long term debts	178,920	175,006
	3,325,907	3,321,993
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 0 share issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)
Series A preferred stock: $0.001 par value
(100 shares designated, 100 shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively)	$-	$-
Series B convertible preferred stock: $0.001 par value)
(10,000,000 shares designated, 7,000,000 and 10,000,000 shares issued and
outstanding) as of September 30, 2013 and December 31, 2012, respectively)	7,000	10,000
Series F Non-convertible preferred stock: $0.001 par value)
(1,000,000 shares designated, 0 shares issued and outstanding)
as of September 30, 2013 and December 31, 2012, respectively)	-	-
Common stock: $0.001 par value
(130,000,000 shares authorized, 128,563,766 and 100,004,850 shares issued
and oustanding as of September 30, 2013 and December 31, 2012, respectively)	128,564	100,005
Additional paid - in capital	103,906,407	91,216,428
Retained earnings	153,326,794	103,864,308
Accumulated other comprehensive income	5,795,406	3,868,274
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	261,914,171	197,809,015
Non - controlling interest	32,690,742	19,281,727
Total stockholders' equity	294,604,913	217,090,742
Total liabilities and stockholders' equity	$326,828,921	$243,098,978

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

SINO AGRO FOOD, INC.
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$70,707,697	$48,350,688	$180,215,777	$89,678,991
Cost of goods sold	44,584,572	22,597,854	113,179,388	42,354,317
Gross profit	26,123,125	25,752,834	67,036,389	47,324,674
General and administrative expenses	(2,026,989)	(1,317,759)	(5,840,681)	(6,275,758)
Net income from operations	24,096,136	24,435,075	61,195,708	41,048,916
Other income
Government grant	343,481	3,312	423,240	82,164
Other income	41,264	127,551	107,171	564,749
Gain on extinguishment of debts	160,997	641,831	1,212,010	1,459,343
Interest expense	(286,376)	(5,630)	(398,386)	(5,630)
Net income	259,366	767,064	1,344,035	2,100,626
Net income before income taxes	24,355,502	25,202,139	62,539,743	43,149,542
Provision for income taxes	-	-	-	-
Net income	24,355,502	25,202,139	62,539,743	43,149,542
Less: Net (income) loss attributable to the non - controlling interest	(5,602,728)	(2,476,834)	(13,077,257)	(4,462,754)
Net income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries	18,752,774	22,725,305	49,462,486	38,686,788
Other comprehensive income (loss)
Foreign currency translation gain	822,349	(545,616)	2,258,890	1,095
Comprehensive income	19,575,123	22,179,689	51,721,376	38,687,883
Less: other comprehensive (income) loss attributable to the non - controlling interest	(165,987)	186,885	(331,758)	55,675
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries	$19,409,136	$22,366,574	$51,389,618	$38,743,558
Dividend	$-	$3,125,661	$-	$3,125,661
Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	$0.15	$0.27	$0.43	$0.51
Diluted	$0.15	$0.25	$0.40	$0.47
Weighted average number of shares outstanding:
Basic	122,057,655	84,475,977	115,580,104	75,676,204
Diluted	129,057,655	91,475,977	123,525,159	82,676,204

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

SINO AGRO FOOD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$62,539,743	$38,686,788
Adjustments to reconcile net income to net cash from operations:
Depreciation	995,408	320,519
Amortization	1,469,457	1,826,424
Common stock issued for services	271,800	2,139,057
Gain on extinguishment of debts	(1,212,010)	(1,459,343)
Other amortized expenses	14,152	-
Changes in operating assets and liabilities:
Increase in inventories	(818,748)	(7,458,736)
Decrease (increase) in cost and estimated earnings in excess of billings on uncompleted contacts	577,059	(1,973,803)
Increase in accounts receivable	(6,742,274)	(26,411,798)
Increase in deposits and prepaid expenses	(37,090,703)	(18,172,533)
(Increase) decrease in other receivables	(3,623,402)	1,755,926
Increase in due to a director	1,640,331	13,966,356
Increase in accounts payable and accrued expenses	2,468,434	852,493
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(376,629)	3,236,306
Decrease in amount due to related parties	-	(867,413)
Decrease in amount due from related parties	-	3,000,000
Increase in other payables	17,952,791	850,877
Net cash provided by operating activities	38,065,409	10,291,120
Cash flows from investing activities
Acquisition of property and equipment	(4,188,660)	(2,527,245)
Acquisition of proprietary technologies	-	(1,500,000)
Acquisition of land use rights	(489,904)	-
Business combination of a subsidiary	-	(2,499,184)
Payment for construction in progress	(31,494,031)	(2,317,082)
Net cash used in investing activities	(36,172,595)	(8,843,511)
Cash flows from financing activities
Short term bank loan raised	-	1,577,038
Short term bank loan repaid	(742,109)
Non - controlling interest contribution	-	2,993,186
Net proceeds of bonds	339,884	-
Dividends paid	(951,308)	(134,631)
Net cash (used in) provided by financing activities	(1,353,533)	4,435,593
Effects on exchange rate changes on cash	624,869	(1,859,527)
Increase in cash and cash equivalents	1,164,150	4,023,675
Cash and cash equivalents, beginning of period	8,424,265	1,387,908
Cash and cash equivalents, end of period	9,588,415	5,411,583
Supplementary disclosures of cash flow information:
Cash paid for interest	$398,386	$5,630
Cash paid for income taxes	-	-
Non - cash transactions
Common stock issued for settlement of debts	$13,782,651	$14,683,489
Common stock issued for services and compensation	$133,744	$357,870
Disposal proceeds receivable of sales of subsidiaries, HYT and ZX	$-	$2,386,233
Transfer construction in progress to property, plant and equipment	$14,406,643	$4,478,667
Series B Convertible preferred shares cancelled	$(3,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

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

F - 6

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. During the nine months ended September 30, 2013, MEIJI further invested $400,000 in JHMC, respectively.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. During the nine months ended September 30, 2013, MEIJI and SJAP further invested $280,000 and $719,100 in HSA, respectively.

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

F - 7

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITY

The accompanying consolidated financial statements include the following entities:

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31.2012: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2012:100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2012:100%) indirectly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (12.31.2012: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Meiji Limited ("MEIJI")	Macau, PRC	100% (12.31.2012: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (12.31.2012: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	PRC	75% (12.31.2012: 75%) directly	Hylocereus Undatus Plantation ("HU Plantation").

Jiang Men City A Power Fishery Development Co., Limited ("JFD")	PRC	75% (12.31.2012: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited ("JHMC")	PRC	75% (31.12.2012: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	PRC	26% directly and 50% indirectly (12.31.2012: 26% directly and 50% indirectly)	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2012: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Enping City Bi Tao A Power Prawn Culture Development Co., Limited ("EBAPCD") (pending approval)	PRC	25% (12.31.2012: 25% indirectly)	Prawn cultivation

F - 8

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $6,158, $75,333, $18,640 and $77,478 for the three months and the nine months ended September 30, 2013 and 2012, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $195, $0, $1,200 and $3,167 for the three months and the nine months ended September 30, 2013 and 2012, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $5,795,406 as of September 30, 2013 and $3,868,274 as of December 31, 2012. The balance sheet amounts with the exception of equity as of September 30, 2013 and December 31, 2012 were translated using an exchange rate of RMB 6.15 to $1.00 and RMB 6.29 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the nine months ended September 30, 2013 and 2012 were RMB 6.21 to $1.00 and RMB 6.33 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of September 30, 2013 and December 31, 2012 is $0.

F - 11

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

F - 13

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

F - 14

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

F - 15

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.26	CONCENTRATION OF CREDIT RISK

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of September 30, 2013 and December 31, 2012 amounted to $9,479,369 and $8,403,458, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts. Accounts receivable are derived from revenue earned from customers located primarily in the PRC. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose revenue individually represented the following percentages of the Company’s total revenue:

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Customer A	17.99%	30.37%	17.21%	29.16%
Customer B	13.95%	19.85%	16.76%	23.64%
Customer C	0.00%	13.17%	8.41%	11.16%
Customer D	11.38%	11.04%	8.24%	8.26%
Customer E	7.29%	6.23%	3.80%	8.79%
	50.61%	80.66%	54.42%	81.01%

		Nine months ended September 30, 2013	Amount
	Segment	Percentage of total revenue	$

Customer A	Fishery Development Division	17.21%	31,015,135
Customer B	Fishery Development and Corporate and others Division	16.76%	30,202,616
		33.97%	61,217,751

F - 16

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.26	CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	September 30, 2013	December 31, 2012

Customer A	14.44%	11.14%
Customer B	11.38%	14.32%
Customer C	10.50%	9.94%
Customer D	9.96%	18.18%
Customer E	6.73%	8.23%
	53.01%	61.81%

As of September 30, 2013, amounts due from customers A, B, and C are $8,621,742, $6,792,173,  and $6,266,461, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2013 and December 31, 2012, the Company determined no impairment charges were necessary.

F - 17

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

For the three months ended September 30, 2013 and 2012, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.15 and $0.27, respectively. For the three months ended September 30, 2013 and 2012, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.15 and $0.25, respectively

For the nine months ended September 30, 2013 and 2012, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.43 and $0.51, respectively. For the nine months ended September 30, 2013 and 2012, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.40 and $0.47, respectively

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

F - 18

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September  30, 2013 or December 31, 2012, nor gains or losses are reported in the statements of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended September 30, 2013 or September 30, 2012.

F - 19

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate a material impact on the consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the  complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate a material impact on the consolidated financial statements upon adoption.

F - 20

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

	For the three months ended September 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$26,704,244	$10,534,960	$20,434,953	$4,639,397	$8,394,143	$70,707,697

Net income (loss)	$9,762,014	5,322,211	$1,443,930	$575,134	$1,649,485	$18,752,774

Total assets	$79,561,093	$44,908,550	$131,498,783	$44,808,248	$27,027,247	$327,803,921

	For the three months ended September 30, 2012
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total

Revenue	$27,088,699	$7,236,186	$5,496,650	$8,529,153	$-	$48,350,688

Net income (loss)	$11,830,875	$4,320,995	$1,267,065	$5,154,959	$151,411	$22,725,305

Total assets	$25,975,865	$31,370,316	$73,208,017	$19,847,979	$67,335,029	$217,737,206

F - 21

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION

	For the nine months ended September 30, 2013
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total

Revenue	$68,826,877	$14,089,946	$52,259,230	$19,423,115	$25,616,609	$180,215,777

Net income (loss)	$20,815,367	7,533,778	$10,786,509	$3,945,015	$6,381,817	$49,462,486

Total assets	$79,561,093	$44,908,550	$131,498,783	$44,808,248	$27,027,247	$327,803,921

	For the nine months ended September 30, 2012
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total

Revenue	$53,983,072	$9,318,049	$15,125,291	$11,252,579	$-	$89,678,991

Net income (loss)	$25,423,347	$5,411,573	$2,302,083	$6,341,554	$(791,769)	$38,686,788

Total assets	$25,975,865	$31,370,316	$73,208,017	$19,847,979	$67,335,029	$217,737,206

Note
(1)	Operated by Capital Award, Inc. and Jiangmen City A Power Fishery Development Co. Ltd.
(2)	Operated by Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.
(3)	Operated by Qinghai Sanjiang A Power Agriculture Co. Ltd, A Power Agro Agriculture Development (Macau)Limited and Hunan Shenghua A Power Agriculture Co., Limited.
(4)	Operated by Jiangmen City Hang Mei Cattle Farm Development Co. Ltd and Macau Meiji Limited.
(5)	Operated by Sino Agro Food, Inc.

4.	DIVIDEND

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

As of September 30, 2012, the Company had issued 91,931,287 issued and outstanding shares common stock.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Dividend	$-	$3,125,661	$-	$3,125,661

F - 22

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

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

No EIT has been provided in the financial statements of CA,  JHST, JHMC, HSA and SJAP since they are exempt from EIT for the nine months ended September 30, 2013 and 2012 as they are within the agriculture, dairy and fishery sectors.

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

As a result, neither Belize nor Malaysia corporate tax is provided for in the consolidated financial statements of CA for the nine months ended September 30, 2013 and 2012.

Hong Kong
No Hong Kong profits tax has been provided in the consolidated financial statements of  TRW, since these entities did not earn any assessable profits for the nine months ended September 30, 2013 and 2012.

Macau
No Macau Corporation tax has been provided in the consolidated financial statements of  APWAM and MEIJI since these entities did not earn any assessable profits for the nine months ended September 30, 2013 and 2012.

No deferred tax assets and liabilities are of September 30, 2013 and December 31, 2012 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

F - 23

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES (CONTINUED)

Provision for income taxes is as follows:

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Income tax provision
- SIAF	$-	$-	$-	$-
- CA, CS and CH	-	-	-	-
- TRW	-	-	-	-
- MEIJI and APWAM	-	-	-	-
- JHST, JFD, JHMC, HSA and SJAP	-	-	-	-
Deferred tax provision	-	-	-	-
	$-	$-	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the nine months ended September 30, 2013 and 2012.The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

6.	CASH AND CASH EQUIVALENTS

	September 30, 2013	December 31, 2012

Cash and bank balances	9,588,415	8,424,265

7.	INVENTORIES

As of September 30, 2013,   inventories are as follows:

	September 30, 2013	December 31, 2012

Sleepy cods, prawns, eels and marble goble	$5,684,730	$4,612,090
Bread grass	4,100,388	1,473,653
Beef cattle	1,037,967	2,569,659
Organic fertilizer	858,645	737,166
Forage for cattle and consumable	3,640,752	278,900
Raw materials for bread grass and organic fertilizer	1,198,784	6,765,536
Raw material for harvested HU plantation	692,908	-
Harvested HU planation	719,329	-
Immature seeds	-	677,751
	$17,933,503	$17,114,755

F - 24

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEPOSITS AND PREPAID EXPENSES

The Company made temporary deposit payments for equity investments in the future development of a prawn farm hatchery and a prawn farm nursery.

	September 30, 2013	December 31, 2012

Deposits for
- purchases of equipment	$1,025,161	$318,192
- acquisition of land use rights	7,826,508	7,826,508
- inventory purchases	1,843,325	2,228,854
- aquaculture contract	4,719,101	7,062,600
- building materials	1,281,935	2,000,000
- proprietary technologies	4,404,210	2,254,839
- construction in progress	29,173,167	14,423,021
Miscellaneous	907,629	4,892,258
Shares issued for employee compensation and overseas professional	133,744	271,800
Temporary deposits payments for acquring equity investments	33,541,840	6,030,785
	84,856,620	47,308,857

9.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2013 and December 31, 2012. Bad debts written off for the three months ended and nine months ended September 30, 2013 and 2012 are $0.

Aging analysis of accounts receivable is as follows:

	September 30, 2013	December 31, 2012

0 - 30 days past due	$30,916,835	$10,813,981
31 - 90 days past due	16,344,038	27,784,784
91 - 120 days past due	5,233,809	6,866,842
over 120 days and less than 1 year past due	7,195,942	7,482,743
over 1 year past due	-	-
	59,690,624	52,948,350

10.	OTHER RECEIVABLES

	September 30, 2013	December 31, 2012

Cash advances paid as consideration to acquire investments	$5,542,586	$4,657,728
Advanced to employees	461,893	166,722
Advanced to suppliers	3,327,138	205,088
Miscellaneous	286,033	924,710
	$9,617,650	$5,954,248

Cash advances paid as consideration to acquire investments represent deposits made for potential future investments. These payments have been classified as temporary because certain legal requirements and other financial issues have not yet been resolved regarding these payments.

F - 25

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	PLANT AND EQUIPMENT

	September 30, 2013	December 31, 2012

Plant and machinery	$4,394,531	$3,681,644
Structure and leasehold improvements	29,863,406	15,446,062
Mature seeds	5,347,229	1,369,626
Furniture and equipment	171,403	212,479
Motor vehicles	244,555	277,513
	40,021,124	20,987,324

Less: Accumulated depreciation	(2,036,430)	(1,041,022)
Net book value	$37,984,694	$19,946,302

Depreciation expense was $356,737 and $137,365 for the three months ended September 30, 2013 and 2012, respectively.
Depreciation expense was $995,408 and $320,519 for the nine months ended September 30, 2013 and 2012, respectively.

12.	CONSTRUCTION IN PROGRESS

	September 30, 2013	December 31, 2012

Construction in progress
- Oven room for production of dried flowers	$-	$828,905
- Office, warehouse and organic fertilizer plant in HSA	11,621,388	10,450,518
- Organic fertilizer and bread grass production plant
and office building	528,627	7,921,105
- Rangeland for beef cattle and office building	28,050,651	5,291,982
- Pond in JFD	1,379,232	-
	$41,579,898	$24,492,510

F - 26

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the PRC. Instead, the Company has leased six lots of land. The cost of the first lot of land use rights acquired in 2007 in Guangdong Province was $6,408,289 and consists of 180.23 acres with the lease expiring in 2067. The cost of the second lot of land use rights acquired in 2008 in Guangdong Province was $764,128, which consists of31.84 acres with the lease expiring in 2068. The cost of the third lot of land use rights acquired in 2011 was $7,042,831, which consists of 52.46 acres in Guangdong Province, with the lease expiring in 2037. The cost of the fourth lot of land use rights acquired in 2011 was $35,405,750 which consisted of 287.21 acres in the Hunan Province, PRC and the leases expire in 2051, 2054 and 2071. The cost of the fifth lot of land use rights acquired in 2012 was $528,240 which consisted of 21.09 acres in Qinghai Province, PRC and the leases expire in 2051. The cost of the sixth lot of land use rights acquired in 2013 was $489,904 which consisted of 6.26 acres in  GuangdongProvince, PRC and the leases expire in 2023.

	September 30, 2013	December 31,2012

Cost (Note)	$60,325,199	$58,630,950
Less: Accumulated amortisation	(4,071,402)	(2,897,704)
Net carrying amount	$56,253,797	$55,733,246

Fiscal year	Expiry date	Location	Cost

Balance at 1.1.2012			$57,845,573
2012	2051	Xining city, Qinghai Province, PRC	528,240
	Exchange adjustment		257,137
Balance at 12.31.2012			$58,630,950
2013	2023	Enping City, Guangdong Province, PRC.	489,904
	Exchange adjustment		1,204,345
Balance at 09.30.2013			$60,325,199

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years.

Amortization of land use rights was $405,361 and $476,096 for the three months ended September 30, 2013 and 2012, respectively. Amortization of land use rights was $1,173,698 and $1,562,250 for the nine months ended September 30, 2013 and 2012, respectively.
14.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On March 6, 2012 MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattle for $1,500,000.

	September 30, 2013	December 31, 2012
	$	$

Cost	9,507,351	9,512,258
Less: Accumulated amortization	(1,693,393)	(1,397,634)
Net carrying amount	7,813,958	8,114,624

Amortization of proprietary technologies was $87,802 and $88,166 for the three months ended September 30, 2013 and 2012, respectively. Amortization of proprietary technologies was $295,759 and $264,174 for the nine months ended September 30, 2013 and 2012, respectively. No impairments of proprietary technologies have been identified for the three months ended and the nine months ended September 30, 2013 and 2012.

F - 27

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	September 30, 2013	December 31, 2012

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

16.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the People’s Republic of China. As of September 30, 2013, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2013, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

F - 28

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

18.	OTHER PAYABLES

	September 30, 2013	December 31, 2012

Due to third parties	$3,256,804	$877,259
Promissory notes issued to third parties	2,950,414	3,352,394
Convertible notes payable	-	232,000
Due to local government	2,408,101	2,192,825
Miscellaneous	2,209,298	-
	$10,824,617	$6,654,478

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

19.	CONSTRUCTION CONTRACT

(i)	Billings in excess of costs and estimated earnings on uncompleted contracts

	September 30, 2013	December 31, 2012

Billings	$11,012,232	$9,810,427
Less: Cost	(3,249,040)	(1,886,705)
Estimated earnings	(5,349,737)	(5,133,638)
Billing in excess of costs and estimated earnings on uncompleted contract	$2,413,455	$2,790,084

F - 29

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CONSTRUCTION CONTRACT (CONTINUED)

(ii)	Costs and estimated earnings in excess of billings on uncompleted contract

	September 30, 2013	December 31, 2012

Cost	$6,827,484	$3,755,046
Estimated earnings	14,693,875	8,307,452
Less: Billings	(19,761,538)	(9,725,618)
Costs and estimated earnings in excess of billings on uncompleted contract	$1,759,821	$2,336,880

(iii)  Overall

	September 30, 2013	December 31, 2012

Billings	$30,773,770	$19,536,045
Less: Costs	(10,076,524)	(5,641,751)
Estimated earnings	(20,043,612)	(13,441,090)
Billing in excess of costs and estimated earnings on uncompleted contract	$653,634	$453,204

20.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of bank	Interest rate	Term	September 30, 2013		December 31, 2012

Agricultural Bank of China	6%	August 8, 2013 - August 29, 2014
Huangyuan County Branch, Xining , Qinghai Province, P.R.C.			$2,439,818	^*	$3,181,927

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $514,381.

F - 30

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	BORROWINGS (CONTINUED)

Long term debts

Name of lender	Interest rate	Term	September 30, 2013	December 31, 2012

Gan Guo Village Committee	12.22%	June 2012 - June 2017
Bo Huang Town Huangyuan County, Xining City, Qinghai Province, P.R.C.			$178,920	$175,006

21.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of September 30, 2013 and December 31, 2012 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as at that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

On March 27, 2013, 3,000,000 Series B convertible preferred stock were cancelled. As a result, total issued and outstanding Series B convertible preferred stock as of that date is 7,000,000 shares.

F - 31

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	SHAREHOLDERS’ EQUITY (CONTINUED)

There were 7,000,000 shares and 10,000,000 shares of Series B convertible preferred stock issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

The Series F Non-Convertible preferred stock:

On August 13, 2012, the Company designated 1,000,000 shares of preferred stock with a par value per share of $0.001 as Series F Non-Convertible Preferred Stock with a face value of $1.00 per share with 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012.

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

Common Stock:

On December 5, 2012,  the  Company obtained stockholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, (the “Common Stock”), from 100,000,000 to 130,000,000. The board of directors believes that the increase in our authorized Common Stock will provide is with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

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

During the three months ended September 30, 2013, the Company issued 8,092,730 shares of common stock for $3,327,000 at values ranging from $0.36 to $0.45 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $160,997 and $641,831 has been credited to consolidated statements of income as other income for the three months ended September 30, 2013 and 2012, respectively; and (ii) 297,209 shares of common stock valued to employees at fair value of $0.45 per share for $133,744 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.45 per share.

F - 32

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	SHAREHOLDERS’ EQUITY (CONTINUED)

During the nine months ended September 30, 2013, the Company issued 28,261,707 shares of common stock for $13,782,651 at values ranging from $0.36 to $0.527 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $1,212,010 and $1,459,343 has been credited to consolidated statements of income as other income for the nine months ended September 30, 2013 and 2012, respectively; and (ii) 297,209 shares of common stock valued to employees at fair value of $0.45 per share for $133,744 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.45 per share.
On March 28, 2013, the Company filed a prospectus related to a public offering of Common Stock of the Company for maximum aggregate gross proceeds of $26,250,000 within a period not to exceed 180 days from the date of this prospectus.

The Company has common stock of 128,563,766 and 100,004,850 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

22.	CONVERTIBLE NOTES PAYABLE

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

As of September 30, 2013, there was $0 principal outstanding and accrued interest in the amount of $0 that was owed under the terms of the promissory notes. The Company has recorded these amounts as payable by the Company with a corresponding asset represented by the value of the shares of the Company held by the custodian as of September  30, 2013.

F - 33

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	WARRANTS

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

As of September 30, 2013, the following share purchase warrants were outstanding and exercisable:

Expiry date	Exercise date	September 30, 2013

April 9, 2013	$0.50	0

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	September 30, 2013	Exercise price
Number of warrants outstanding as of January 1, 2013	-	-
Issued	385,000	$0.50
Exercised	-	-
Expired	(385,000)	-
Number of warrants outstanding as of September 30, 2013	-

F - 34

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	OBLIGATION UNDER OPERATING LEASES

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

Lease expense was $38,002 and $14,150  for the three months  ended September 30, 2013 and 2012, respectively.

Lease expense was $114,006 and $28,300  for the nine months  ended September 30, 2013 and 2012, respectively.

The future minimum lease payments as of September 30, 2013, are as follows:

September 30, 2013
$

Year ended December 31, 2013	37,526
Year ended December 31, 2014	85,038
Thereafter	-
122,564

25.	BUSINESS COMBINATION

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

F - 35

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	BUSINESS COMBINATION (CONTINUED)

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
$1,288,865

F - 36

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	BUSINESS COMBINATION (CONTINUED)
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
The Company allocated the purchase price based on the fair value of the assets acquired as of September 30, 2012.

Net assets at fair value acquired:
Property, plant and equipment	$512,450
Construction in progress	4,177,007
Inventory	671,429
5,360,886
Less: Non - controlling interest	(1,340,221)
$4,020,665

Satisfied by
Purchase consideration	$4,020,665

F - 37

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	BONDS PAYABLE

On July 1, 2013 , the Comppany offered a maximum of $21,000,000 of units (the “Units”) for an aggregate of 840 Units; each Unit consisting of a $25,000 principal amount promissory note made by the Subscription Agreement and Confidential Private Placement Memorandum with maturity date two (2) years from the Initial Closing Date of the Offering September 30, 2013. The interest rate of 5% is paid annually. Commision, issue cost and discounts are amortised over 2 years from October 1, 2013.

Term of the bonds are as follows:

Issue size:	$16,800,000

Number of units:	840 units

Principal value per unit:	$25,000 per unit

Net payable value /bond:	$20,000 per unit

Discounted value/bond:	$5,000 paid to bond holder

Maturity date:	2 years (September 30, 2015)

Participating interest:	5% per annum

Effective yield:	11.80% per annum

The first lot of bonds were issued on September 30, 2013

	September 30, 2013	December 31, 2012

5% Participating zeron coupon bonds repayable on September 30, 2015	$975,000	$-

27.	STOCK BASED COMPENSATION

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

On July 2, 2013, the Company issued employees a total of 297,209 shares of common stock valued at fair value of range from $0.45 per share for services rendered to the Company. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.45 per share.

The Company calculated stock based compensation of $405,134 and $4,365,984, and recognized $90,600 and $0, $271,800 and $2,139,058 for the three months  and nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, the deferred compensation balance was $133,744 and the deferred compensation balance of $133,744 was to be amortized over 1 year beginning on October 1, 2013.

28.	CONTINGENCIES

As of September 30, 2013 and December 31, 2012, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of incomes and other comprehensive income or cash flows.

F - 38

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $160,997 and $641,831 has been credited to consolidated statements of income as other income for the three months ended September 30, 2013 and 2012, respectively. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $1,212,010 and $1,459,343 has been credited to consolidated statements of income as other income for the nine months ended September 30, 2013 and 2012, respectively.

30.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the nine months ended September 30, 2013 and 2012, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman
Included in due to a director, due to Mr. Solomon Yip Kun Lee is  $4,989,134 and $3,345,803 as of September 30, 2013 and December 31, 2012,  respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

F - 39

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31. EARNINGS PER SHARE

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

	Three months ended	Three months ended
	September 30, 2013	September 30, 2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$18,752,774	$22,725,305
Basic earnings per share	$0.15	$0.27

Basic weighted average shares outstanding	122,057,655	84,475,977

	Three months ended September 30, 2013	Three months ended September 30, 2012
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$18,752,774	$22,725,305
Diluted earnings per share	$0.15	$0.25

Basic weighted average shares outstanding	122,057,655	84,475,977
Add: weight average Series B Convertible preferred shares outstanding	7,000,000	7,000,000
Diluted weighted average shares outstanding	129,057,655	91,475,977

For the nine months ended September 30, 2013 and 2012, 0 and 207,000 warrants, respectively were not included in the diluted earnings per share because shares issued  in respect of the share warrants exercised was from Chinese shareholders as mentioned in note 23.

F - 40

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31. EARNINGS PER SHARE (CONTINUED)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$49,462,486	$38,686,788
Basic earnings per share	$0.43	$0.51

Basic weighted average shares outstanding	115,580,104	75,676,204

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$49,462,486	$38,686,788
Diluted earnings per share	$0.40	$0.47

Basic weighted average shares outstanding	115,580,104	75,676,204
Add: weight average Series B Convertible preferred shares outstanding	7,945,055	7,000,000
Diluted weighted average shares outstanding	123,525,159	82,676,204

For the nine months ended September 30, 2013 and 2012, 0 and 207,000 warrants, respectively were not included in the diluted earnings per share because shares issued  in respect of the share warrants exercised was from Chinese shareholders as mentioned in note 23.

32.	SUBSEQUENT EVENTS

Pursuant to the issue of bonds as stated in Note 26, the second lot of bonds of $1,700,000 were issued on October 1, 2013.
On October 2, 2013, the Company announced to apply to have its equity shares listed on NASDAQ's Capital Market exchange.
On October 4, 2013, the Company filed an amendment to its articles of incorporation to increase our authorised shares of common stock (the “Common Stock”) from 130,000,000 to 170,000,000.

F - 41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2013 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Quarterly Report relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Quarterly Report should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Quarterly Report.

Business Overview, Business Divisions and Progress reports

We introduced our business activity in China in 2006 as an engineering consulting company aiming to and specializing in building agriculture and aquaculture farms and the development of related business operations using our expertise and knowhow in specific agriculture and aquaculture technologies (e.g., our A Power Re-circulating aquaculture system and technology and our cattle growing feeding and caring technology), engineering designs of, and, management systems for, in-door and outdoor fishery and cattle farms and vegetable farms (based on hydroponic technologies) adaptable to various climate and growing conditions, production of organic, green and natural agriculture produce after having developed many aquaculture fishery farms and cattle farms and related business developments in addition to sales and marketing of produce and products in Australia and Malaysia since 1998.

In all of these developments we were the master engineer pioneering the construction and building of farms from raw land into fully operational facilities covering the construction and building of infrastructure including staff quarters, offices, processing facilities, storage, and all related production facilities, and their related management teams responsible for developing all business activities into effective and efficient operations.

During the past few years, our company has matured into a company dedicated to the agriculture and aquaculture industry. We currently maintain our operation of the HU Plantation as well as our services in engineering consulting and specializing in the developments of two major products, namely meat derived from the rearing of beef cattle and seafood derived from the growth of fish, prawns (or shrimp) and other marine species having niche markets with revenues generated from activities that we divide into five standalone business divisions or units: (1) Fishery, (2) Cattle, (3) Organic Fertilizer, (4) HU Plantation and (5) Marketing and Trading.

Tables of information: The tables below show:

(1)   Table(1)Group Corporate Structure as ofSeptember30, 2013, where the boxes marked “Unincorporated project companies” mean that their respective Sino Foreign Joint Venture Company (“SJVC”) has not been formed officially, and that the Company has paida25% deposit as consideration toward their respective acquisitions pending the official formation of their corresponding SJVC scheduled to occur during year 2014 and 2015.

(2)   Table (2) shows the abbreviation of the names of the companies.

(3)   Table (3) shows the location of the Company’s businesses

(4)   Table (4) shows the business activities of the Company’s businesses.

4

TABLE 2: ABBREVIATED NAMES OF THE ENTITIES

#	Abbreviation	Names of entities	Date of formation
		Incorporated Companies
1	SIAF	Sino Agro Food, Inc.	1974
2	CA	Capital Award Inc.	2003
3	MEIJI	Macau EIJI Company Ltd.	2005
4	APWAM	A Power Agro Agriculture Development (Macau) Ltd.	2007
5	TRW	Tri-way Industries Ltd. (Hong Kong)	2009
6	CS	Capital Stage Inc.	2003
7	CH	Capital Hero Inc.	2003
8	JHST or HU Plantation	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	2009
9	JHMC or Cattle Farm 1	Jiangman City Hang Mei Cattle Farm Development Co. Ltd.	2012
10	SJAP	Qinghai Sanjiang A Power Agriculture Co. Ltd.	2009
11	JFD or Fish Farm 1	Jiangmen City A Power Fishery Development Co. Ltd.	2011
12	HSA	Hunan Shenghua A Power Agriculture Co. Ltd.	2011
		Unincorporated Project Companies
13	Wholesale Center1 or APNW	Guangzhou City A Power Nawei Trading Co. Ltd. China	2012
14	ZSAPP or Prawn Farm 2	Zhongshan A Power Prawn Culture Farms Development Co. Ltd. China	2012
15	EBAPCD or Prawn Farm 1	Enping City A Power Prawn Culture Development Co. Ltd. China	2011
16	Cattle Farm 2	Enping City A Power Beef Cattle Farm 2 Co. Ltd. China	2011
17	Fish & Eel Farm 2	XinHui City Gao A Power Aquaculture Fishery Development co. Ltd.	2011

All “Unincorporated Project Companies” are private companies formed in China with Chinese citizens acting as their legal representatives as required by Chinese law.  These companies’ names will be changed in accordance with the names granted by the relevant authorities once their corresponding Sino Foreign Joint Venture companies have officially been formed.

6

TABLE 3: MAP OF THE COMPANY’S ENTITIES

TABLE 4: BUSINESS ACTIVITIES OF THE COMPANY’S ENTITIES

ABBREVIATION	Business activities
SIAF	Engineering consulting (in general types of developments), business management, trading, sales and marketing
CA	Engineering consulting (mainly in development of fishery), management of fishery operation, marketing and sales of fishery produces and products.
MEIJI	Engineering consulting (mainly in cattle farming and vegetable farming), management service and marketing and sales of cattle and related products.
APWAM	Holding Company
TRW	Holding Company and holder of Technology Licenses.
CS	Dormant
CH	Dormant
JHST or HU Plantation	HU Plantation, Immortal Vegetable farming, processing and sales of produces and products.
JHMC or Cattle Farm 1	Growing of cattle at Cattle Farm 1 which is a demonstration farm
SJAP
Existing activities:
Manufacturing of organic fertilizer, bulk and concentrated livestock feed, and rearing of cattle and corporative farming
Expected added activities by 2014
Slaughter and de-boning of cattle and value added processing of beef products
Manufacturing of Enzyme
Electricity generation via Mash Gas Station

JFD or Fish Farm 1	Growing of fish (sleepy cod species), eels (Flower Pattern species) and prawns (or shrimp)
HSA	Existing Activities Manufacturing of organic fertilizer, 100% pure organic mixed fertilizer and lake fish farming organic fertilizer. Expected added activities by 2014 Cattle farming
Wholesale Center1	Marketing, sales and distribution of seafood and meats and related products.
ZSAPP or Prawn Farm 2
Hatchery and Nursery operation of prawns (or shrimp), production started from Q2, 2012
Growing of prawns (or shrimp) using open-dams applying re-circulating filtration systems, with production started from Q3 2013, although construction work is still in progress.

EBAPCD or Prawn Farm 1	Growing of prawns (or shrimp), production starting in Q3 2013
Cattle Farm 2	By year 2014 — Cattle Growing
Fish & Eel Farm (2)	Growing of fish, eels and prawns (or shrimps), production will start by year 2014 although construction work is still in progress.

SUMMARY OF OUR BUSINESS ACTIVITIES CARRIED OUT BY OUR EXISTING OR NEWLY FORMED SUBSIDIARIES.

1.	Fishery Division operated by Capital Award Inc. (“CA”)

CA generates revenues from two main activities: “Engineering and Consulting Services” and “Marketing and Sales of Aquatic sea food” as described below:

Engineering and Technology Services via Consulting and Service Contracts (“CSC’s”) for the development, construction, supplies of plants and equipment and management of fishery (and prawn or shrimp) farms and related business operation.

CA has entered into numerous CSC’s; their information and status are shown in the table below:

Notes to the developments and their progresses:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as at 30.09.2013
$
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July. 2010	Jun-11	$5.3 million	Fully operational

Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million	In operation

Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) 43% and Phase (4) not started.

Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started

Prawn Farm (3)	Xining City, Qinghai		Expanded to 10,560 m2	Phase (1)	41,122	Dec-14	Pending approval	10%

Wholesale Center (1)	Guangzhou City		5,000 m2	One Phase	41,030	March 2013	$3.2 million	in operation

(a)
Phase 1 development work on a prawn hatchery and nursery farm (Prawn Farm 2) with Zhongshan A Power Prawn Culture Development Co. Ltd. (“ZSAPP”) (a proposed name of this future SJVC), where the Company owns a direct 25% equity interest, was completed in May 2012. Prawn Farm 2 has generated income since May 2012. Phase 2 development involves development of facilities for the production of prawns, brood stock, and associated expansion activities commencing in May 2012 and completed in June 2013with production of prawns starting from August 2013. The work that has been completed during the second quarter of 2013 included the development of: (i) an additional indoor prawn nurturing apartment, (ii) three brood stock open dams with all under-ground in built filtration systems that capable of holding up to 3,000 mother prawns at a time, (iii) all external fences of the farm, and (iv) two open dams with all in built filtration systems that has the capacity to grow out up to 12 MT of fish per year and all associated infrastructure. There are 30 Mu (equivalent to 5 acres) of land that has been reserved for the construction of an indoor APRAS farm designed with the capacity to grow up to 1,200 MT of prawns per year at the complex. Its construction work is planned to start during Q1 2014 when most of the existing open dams’ work will be completed sometime within the same quarter. The Company has pre-paid $5,558,057 toward the consideration of its future SJVC toward the assets of the fully developed farm, equivalent to just under 20% equity interest of the future SJVC that is targeted to be formalized within year 2014.

(b)
The development work on the fish and eel farm (Fish Farm 2) with an unrelated entity, Gao A Power Fishery Development Co. Ltd., is still in progress. The project is delayed because the property is situated on an inlet and drainage is extremely difficult to resolve and costly to fix. We have engineered a solution resolving this problem by constructing semi-enclosed growing dams that will be built with light building materials on land to be filled by soil collected from the extra water holding dams constructed at the same complex, outfitted with re-circulated filtration systems built externally adjacent to the water holding dams and the grow-out dams to suit the growing of prawns, fishes and/or eels in this farm. We are dividing workflow into phases and stages to yield the optimal financial efficiency and benefits. As of September 30, 2013, infrastructure construction work has begun with Phase1’s construction work expected to be completed during year 2014.

(c)
The development work on a prawn farm at Huanyuan County, Xining City (Prawn Farm 3) is for an unrelated third party Chinese investor, Wu Aquaculture A Power Development Co. Ltd. (a proposed name for this future SJVC) originally planned to be on SJAP property. All engineering design and related pre-development work has been completed, with original plans to begin construction and infrastructure work in May 2013. However, management decided in February 2013 to relocate Prawn farm 3 to another block of land adjacent to SJAP’s existing property consisting of a much bigger area to accommodate future expansion whenever necessary. As a result of the relocation, the block of land where Prawn Farm 3 will be situated sets on a 45Mu area requiring rezoning from agriculture to industrial status. Any rezoning on parcels greater than 40Mu requires central government approval versus from local authorities (for parcels less than 40Mu), unfortunately requiring more time and causing delays in completing the process.

Fish Farm 1

Views of the Fish Farm 1 complex situated on 9,900 m2 of land in the Enping City District. It is a fully self-contained complex providing a development prototype model for China.

The farm has 16 grow-out APM tanks growing fish in-door and on land with the capacity to grow-out over 1,200 MT of fish/year. Market prices of Sleepy Cod have fallen sharply since Q42012 from US$27 / kg to its current $15 / Kg, such that, part of FF(1) has been remodeled to adapt to the growing of eels (in four tanks started from Q2 2013) and prawns(in 8 tanks started from Q3 2013) with the remaining 4 tanks growing Sleepy Cod.

Prawn Farm 1

Situated in the district of Enping City on 26,100 m2 of land, Prawn Farm 1 has a designed capacity to grow up to 1,200 Mt / year by 2015, and current capacity to grow-out 250/300 MT of prawns in 2013. It is a fully self-serviced complex with office, staff quarters, laboratory, dried and cold storages, stand-by generator room, heating rooms, water storage and tanks, landscaping gardens, etc.

The plastic netting rolls are designed to provide shelter for the prawns and thus to increase the grow out capacity of the tanks.
Each grow-out tank in the farm is measures 12 m x 10 m x 2.5 m deep holding up to 240,000 liters of water, stocking between 500,000 to 600,000 (Big Giant Prawn) fingerling (that are between 21 days to 28 days old being supplied from our own Hatchery & Nursery –Prawn Farm 2) in each tank and grow them upto12 weeks to reach marketable sizes from counts of 75 pieces / kg and larger. During their growing period in the farm, prawns are being graded frequently to achieve the optimum grow-out efficiency, as such some faster growing prawns may reach marketable sizes after 8 weeks and some of the slower growing prawn may need 12 weeks. From our first and second batch of grow-out record during the quarter, we show that the average of marketable prawn being harvested per tank is just under 8 MT / tank / growing cycle, and as such, the productivity / tank / year can be conservatively estimated at 40 MT / tank / year. Comparing productivity to existing open dam prawn farming, which requires 26,000 m2 (surface area of an open dam) to produce the 40 MT of marketable prawns / year, the same harvest can be obtained in one grow-out tank measuring 120 m2, drastically reducing the amount of surface area necessary to produce the same measurable results.

Prawn Farm 2

Prawn Farm 2 has a much bigger land bank of 120,000 m2 because apart from its core function of being the hatchery and nursery operation to supply quality prawn fingerling, the farm is now developing open grow-out dams that have built-in RAS filtration systems to save on water consumption as well as to provide cleaner water aimed at reducing the impact of pollution. In this respect, part of the open-dams started prawn production during this quarter. At the same time 30,000 m2 has been reserved for the construction of an in-door APRAS grow-out farm targeting to grow up to 1,200 MT of prawns / year with commencement of construction work scheduled to start early in 2014.

The tanks in the picture are nursery tanks. Each tank has the capacity to nurture up to 10 million prawns every 5 days per 30 cubic liters (or 30 MT) of water. Prawn Farm 2 is also built as a fully self-contained complex with all associated facilities.

Marketing and Sales of aquatic seafood:

CA is the sole marketing, sales and distribution agent of the Re-circulating Aquaculture System (“RAS”)fishery and prawn (or shrimp) farms, and purchases all marketable fish and prawns (or shrimp) from the farms and in turn sells them to wholesale markets.CA also supplies the farms with fingerling, baby or adult fish or prawns and stock feed.

Presently, our RAS farms do not produce enough fish or prawns to warrant the establishment and sales of value added processing products or facilities given that the Chinese markets pay the best prices for live fish and prawns. Thus, CA sells only live fish and prawns.

In this respect, CA generates revenue from the sale of seafood bought from farms that are either a subsidiary of the Company or an unincorporated project company and from contracted growers in the manner described below:

Fish Farm 1: JFD is the owner and operator of Fish Farm 1; the Company presently owns a 75% equity interest in JFD.

Fish Farm 1represents our typical development model and is built on a block of land measuring 9,900 m2 containing staff quarters providing accommodation for up to 15 workers, a self-contained office, a laboratory, external live bait holding tanks, all season red worms nurturing tanks, dry and cold storages, workshops, processing facilities, a heating room, 500 MT of water holding tanks, landscape gardens, standby generator rooms, all related underground and above ground infrastructure, and a 4,000 m2fish grow-out farm supporting16 RAS tanks, each measuring 10 m x 10 m x 3 m in depth holding up to 240,000 liters (or 240 Metric Tons (MT) of water with the production capacity to grow up to 80 MT of aquatic animals per year depending on its stocking cycles (or frequency of stocking of fish) and the initial size of the fish being stocked in each cycle. In other words, if the initial stocked fingerling is around 30/40 mm per fish, then it will take over 12 months to grow the fish into a marketable fish (averaging over 500 gram/fish) such that its annual production is only up to 30/35 MT/tank; however if the initial fish being stocked are at an average of 200 to 300 grams each then its stocking and harvesting cycle is 4 times per year, enhancing annual production capacity to up to 80 MT/tank.

Initially, Fish Farm 1 was designed to grow sleepy cod, which had a niche market with most attractive prices in Chinese markets; however, sleepy cod does not have a large market share in China compared to the carp species. Our market research of the sleepy cod market shows that total annual local domestic production is about 25,000/28,000 MT distributed to more than 100 wholesale markets throughout many provinces, with the markets at Guangzhou City, the Southern Coastal towns of Guangdong and markets in Shanghai City comprising the dominant markets. From the time we started stocking sleepy cod in 2011 until the end of year 2012, live sleepy cod constituted a niche market in China and sold at wholesale for an average price of US$27/Kg until the cheaper imports from other Asian countries were permitted to be imported to China at a low import tax starting in January 2013, such that the wholesale prices fell sharply to an average of US$15/Kg. We mainly had fed live bait fish to our baby sleepy cod (250 to 300 gram each) that we bought from our contracted suppliers costing us approximately US$5/sleepy cod grown at an average feed to weight gain conversion rate of 2.5 Kg of live bait to 1 kg of weight gained. As such, when we purchased our supplies of live bait at an average of US$1.65/Kg, and low mortality rate at the average below 8% coupled with our recorded 3.5 stocking and harvesting cycles per year, Fish Farm 1consistently achieved good sales revenues with gross profit margin of 50/55 % in 2011 and 2012. However its gross profit margin fell in 2013 to between 35/40 % while the cost of supplies of baby sleepy cod and live bait fell correspondingly by an average of only 10%.

In this respect and in an attempt to mitigate the adverse circumstances, during the first quarter of 2013 we stepped up the modification of our RAS tanks to adapt to the growing of eels with 4 tanks and prawns (or shrimp) with 8 tanks and the expansion program in the Research and Development Station to accommodate the nurturing of Flower Pattern Eels’ fingerlings to grow into adult eels (of 500 gram/eel and upward) that would be supplied to Fish Farm 1 to grow the adult eels into marketable sized eels (around 1.5 kg/eel and larger) which at present are selling at high prices between US$27/28 per Kg. Fish Farm 1 is now stocked with and growing Flower Pattern eels, prawns and sleepy cod.

Prawn Farm 1 (or EBAPCD): EBAPCD is the proposed name of the future SJVC (subject to approval by relevant Chinese authorities under our application for SJVC status), established to own and operate Prawn Farm 1. EBAPCD generated revenue starting during the third quarter of 2013. Capital Award recognized income from purchases of prawns from Prawn Farm 1 and selling them to the wholesale markets.

On April 22, 2013, we placed our first 500,000 (Mexican White) prawn fingerling in Prawn Farm 1, and as of the date of this Quarterly Report management reported that prawns are meeting growth benchmarks with low mortality reaching around 15 cm/prawn in size. The Company believes that its Prawn Farm 1 represents the first indoor RAS prawn farm in Asia. Going forward, Prawn Farm 1 will carry out its rotational stocking and harvesting program targeting to produce between 250/ 300 MT of live prawns in 2013. During this quarter Prawn Farm 1 harvested over 102 MT of marketable sized prawns.

We have seen a rapid increase in live prawn prices in the first quarter of this year (averaging 100% increases in prices compared to the corresponding period last year) with current wholesale price averaging US$15/Kg for size of 80s (equivalent to 80 to 90 pieces of prawn/Kg), and prices going up proportionately to sizes of Mexican White prawns, and at a premium rate for popular, but rarer species (e.g., our big giant prawns, Green Prawn, Banana Prawns and Tiger Prawns). From latest growing records of the farm, the average time required to grow prawns from 7 days old Mexican White fingerling and 21-days old Big Giant Prawn fingerlings to marketable sizes in commercial scale at the Prawn Farm 1 under our RAS system is recorded between 60/70 days for marketable Mexican White prawns for sizes weighing at 80 pieces / Kg, and 80/90 days for marketable Big Giant Prawns for sizes weighing at 75 pieces / Kg. We intend to add in more grading tanks to grade out the bigger sized prawns from the smaller sized prawns thus to grow them in separated tanks in the farm that will be able to reduce grow-out period of the prawns because we will be able to grade them more frequently such that some of the faster growing prawns will be able to reach marketable sizes much faster because the graded prawns can be fed and cared for more appropriately and directly in their own graded tanks. The records also show a very low mortality rate, recording less than 5%, which is far superior to the existing open dam prawn farms’ average of 50%.

Prawn Farm 2(or ZSAPP): ZSAPP is also an intended name of the future SJVC (subject to approval by relevant Chinese authorities under our application for SJVC status), established to own and operate Prawn Farm 2. ZSAPP has been generating revenues since May 2012. However, ZSAPP’s financial statements will not be consolidated with ours until approval of this SJVC is obtained, and one of our subsidiaries acquires a majority equity interest therein. However, during the interim period, prior to the said official formation of the SJVC, Capital Award acts as its sole marketing agent and recognizes income from the following: (1) commissions earned from ZSAPP’s sales of prawn fingerling to regional growers, (2) sales of marketable sized prawns bought from ZSAPP and (3) management fees.

ZSAPP has been successful during the first quarters of 2013, producing LawZi Prawn (or the Big Giant Prawns) fingerling from the 5,000 pieces breeding stock that were imported from South-East Asian countries. By the second quarter of 2013, the reproduction of the Big Giant Prawns fingerling had become consistent; consequently, during this third quarter of 2013, ZSAPP sold 258 million Mexican White fingerling at an average of RMB165 / 10,000 fingerling and over 100 million of Big Giant Prawn fingerling at an average of RMB460 / 10,000 fingerling. During the past two years, our research confirmed that the demand and prices of the Big Giant Prawns in the local domestic markets were high (at between RMB450 to 550/10,000 flies in 2012) because supplies of quality Big Giant Prawn fingerling is competitively low compared to Mexican White (price averaged between RMB150 to 170/10,000 flies in 2012), due to problems of inbreeding. As such, we expect high demand for our Big Giant Prawn flies by the regional prawn growers, as they will be the offspring from our 2nd generation breeding stock free from inbreeding problems. As of the last week of September 2013; we imported an additional 5,000 breeding-stock prawns from South East Asian countries in an effort to continue improving our offspring culture.

Fish sales generated from purchases with other open-dam growers contracted by Capital Award. Capital Award has been contracting with local aquaculture farms to grow sleepy cod since 2012based on a fixed production cost, with recently added eel growing contracts commencing in the first quarter of 2013. There are existing contracts that will provide up to 800,000 pieces of sleepy cod and 600,000 pieces of eels to be sold by Capital Award between 2013 through the early part of 2014. During Q3 2013, there were over 124,000 pieces of Sleepy cod and 66,000 pieces of eels being sold from these contracts.

The Beef Cattle business of MEIJI:

Similarly to CA, MEIJI has two sources of revenues, its Engineering and Services revenues and its marketing and sale of cattle;

2.1. Engineering and services revenues. Revenues are generated from the construction and development of Cattle Farm 1 and Cattle Farm 2.

The MEIJI table below shows the latest status of their developments:

Name of the developments	Location of development	Land area or Built up area	Estimated Capacity / year	Current Phase & Stage	Commencement date	Estimated completion date on or before	Contractual amount	% of completion as at 30.09.2013
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	Apr-11	Dec. 2011	$4.17 million	Fully Operational
Cattle Fram (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	Feb. 2012	March. 2014	$10.6 million	80%
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	Sept. 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	Sept. 2012	March. 2013	$5.28 Million	Completed

Enping is situated in the Southern part of China with a semi-tropical climate, and the cattle farm is operated based on our semi-free range growing and management system that allows the cattle to roam around and feed in our pasture fields during the mornings and be kept and fed with our formulated aromatic feed in our semi-opened cattle houses during the hot days and nights. This is an entirely different agricultural environment than that of SJAP in Huangyuan, Xining, which has bitterly cold and long winter seasons and where all cattle are being grown in fully insulated cattle houses.

The 2012 experience of the JHMC farm showed that the growth rate of the cattle in this environment is faster than in SJAP (averaging 1.78 Kg/day/head in weight gain compared to SJAP’s 1.5 kg/day/head). However, Cattle Farm 1 showed higher mortality rates than SJAP (recording 5% in Cattle Farm 1 compared to 0.25% in SJAP). The reason for the higher mortality is due mainly to the change of climate, as Cattle Farm 1 has to buy young cattle from farms situated in the cold Northern part of China where they have ample supply of young cattle at lesser costs, but require over 3 days of transportation, such that some of the weaker young cattle could not adapt to the hot climate of Enping and thus could not recover from the journey. To avoid the repetition of this high mortality rate, Cattle Farm 1 had built additional semi-open cattle houses that are equipped with cooling systems as temporary depots to receive the young cattle and to nurture them back to health before they are grown in our normal cattle houses.

The other differential aspect between Cattle Farm 1 and SJAP is in the management of environmental impact. SJAP is going to build a mash gas station (estimated by the year end of 2013) to manage all of its cattle waste into electricity with its residue recycled as raw material used in its manufacturing of organic fertilizer, whereas in Cattle Farm 1, the cattle waste is being kept in septic wells that is treated with our enzyme under a fermentation process, and then is channeled to fertilize our pasture fields at the farm. JHMC’s waste treatment program is sufficient for the time being as it has enough pasture fields to absorb the waste yielded from limited number of cattle (up to 500 head) being grown on the farm; however as the cattle number increases beyond the fields’ fertilizer absorption capacity, an alternative environment treatment plan must be implemented in order that this JHMC farm can grow more cattle.

Earlier in the year, Cattle Farm 1bought young cattle between 6 to 8 months old and fattened them on the farm for a further 6 to 10 months; however from Q2 2013 onward, Cattle Farm 1bought slightly older cattle (between 15 to 16 months old) and fattened them at the farm for a further 3 to 6 months, then sold them to the wholesale markets and/or to the Beijing cattle farm and wholesale shop (that we have invested in). In this respect we are expecting faster and higher turnover of sales due to faster turn-around cycles of growth of cattle at the farm. As such, during this quarter, Cattle Farm 1 sold over 751 heads of cattle averaging 18 months old.

Cattle Farm 2 will be complementary to Cattle Farm 1 having an additional 76 acres of land suitable for growing our type of pasture (a cross between Elephant and Yellow grass) that has a very high yield rate of over 35 MT/0.167 acres/year, and containing an average of over 9% protein that is very suitable for consumption by cattle. Between the two farms, under normal seasons, they have a capacity to produce up to 30,000 MT of pasture/year that is capable of feeding up to 5,000 head of cattle/year based on the consumption rate of average of 6 MT/head/year if the environmental issue mentioned above is resolved properly.

By the end of February 2013, the Company had completed the external roadwork of about 10 Km leading from the outer-boundary access road to and surrounding the two farms. The development cost of this road was shared at the ratio of 2/3 by Cattle Farm 1 and 1/3 by Cattle Farm 2. This all-season road was constructed at the request of the district village committee of Enping City, enhancing corporate social responsibility in our development of the two cattle farms. Development work on Cattle Farm 2 was almost completed at the end of September 2013, with pasture being planted and stocking of cattle expected to commence as early as January 2014.

Cattle Farm 1

Cattle Farm 1 was built as a demonstration farm to show that cattle can be raised in a semi-tropical climate using our Semi-grazing and housing method that we call “Semi-free growing” management system where the cattle are allowed to graze in the field during the early morning and kept indoors and hence away from the hot sun during the hot summer afternoon. So far this method has proven reliable with the growth rate of the cattle measuring slightly better than the cattle at SJAP (i.e., averaging some 0.28 kg/day/cattle more).

2.2. Marketing and sale of live Cattle by MEIJI: Similar to CA in its model of operation, MEIJI purchases fully grown cattle from Cattle Farm 1 and sells them to the cattle wholesalers, as well as buys young cattle from other farmers and sells the young stock to Cattle Farm 1.

All cattle farms developed by MEIJI will be using its “Semi-free growing” management system and aromatic-feed programs and systems to raise beef cattle.

Beef is traditionally a niche market in China, as it is mainly sold to expensive restaurants or upscale hotels rather than to Chinese consumers. This situation is rapidly changing, though, owing to urbanization and rising incomes, the rising demand for a high protein diet, and the rise in restaurant dining due to work demands.

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

Cattle Farm 1 is doing well and on target having sold, during first half of this year, over 630 heads of mature cattle grown collectively from the stocked six months old calves and the 12 months yearling cattle bought in January and May of 2012, respectively. Out of the total sales of cattle during the first six months of this year, on April 22, 2013, 180 heads of matured beef cattle had been transported to Beijing City to be sold to one of the wholesalers specializing in supplying quality beef meat to top hotel and restaurant chains. The change of stocking of older cattle (from 15 to 16 months old) and fattening the mat the farm for period of 5 to 6 months starting from Q2 2013 resulted in CF(1) selling over 751 heads of cattle (at an average of 18 months old) enhancing much faster turn-around of sales of cattle at the farm.

Under a joint venture with a group of businessmen (the “Joint Venture”), we started setting up a Cattle Station and related facilities on a block of leased land measuring about 130,000 m2 within the Central Cattle Market and Facility of Beijing City (that we call “The Beijing Cattle Farm”)to act as an intermediate housing to grow our Aromatic beef cattle and to sell together with our Aromatic Cattle from Cattle Farm 1 through regional distributors, and in turn to some of the top hotels and restaurants chains in Beijing City and also through wholesale shops that the Joint Venture intends to develop. In this respect, the development of wholesale shops fits in well as part of our interstate wholesale and distribution development plan that we mapped for some of the big cities in China, and this one in Beijing City is the beginning of such a plan being put into motion. By July 31, 2013, the Joint Venture established one small wholesale shop within close proximity to the Beijing Cattle Farm and started sales of our beef meats regionally. The Joint Venture Agreement has not been finalized; consequently, the Joint Venture is currently based on a verbal understanding only. During Q3 2013, this Beijing cattle station is housing 450 heads of cattle and its wholesale shop is selling an average of 3 head of cattle per day. We are satisfied with its sale performance and realize that potentially there is good commercial viability to support expansion of similar shops developed within Tier (one) and Tier (2) cities in China.

Pictures Taken in July 2013 showing the Beijing Cattle Farm and the Small Wholesale Shop.

2.	SJAP and HSA Division in fertilizer, livestock feed and cattle:

We have two operations in this division spread over two provinces in China, consisting of the following:

3.1 Operation 1. Operation 1 is operated from Huangyuan County of Xining City; Qinghai Province by SJAP, a majority owned subsidiary of the Company incorporated in China in 2009. As of the date of this Quarterly Report, SJAP’S principal activities that are generating revenues comprise: (i) manufacturing and sale of organic fertilizer, (ii) manufacturing and sale of livestock feed, and (iii) rearing and sale of beef cattle. On February 28, 2013, SJAP completed its development of the Concentrated Livestock Feed Manufacturing Factory, and started the production and sales of Concentrated Livestock Feed (“CLF”).This CLF complements SJAP’s bulk livestock feed to provide the local cattle and sheep farming industry with a unique and completed feed formula that can cater to the rearing of cattle and sheep at various growing cycles (e.g., specially formulated mixes with efficient nutrients for dairy cows and sheep, weaning, fattening and mature cattle and sheep). The advantage of the formulated feed combination is that the cattle and sheep growers will realize cost savings in production knowing precisely the amount of concentrated feed that will be needed by their livestock, thus avoiding excess concentrated feed being wasted on over feeding, resulting in worthless excess fat in mature animals. In this respect, the Chinese central government has placed an order with SJAP to reserve up to 5000 MT of CLF annually as part of the country’s annual reserve emergency livestock feed inventory. Thus, from March 2013 onward, SJAP expects to have additional revenue generated from the sales of CLF.

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

Our strategy is to increase the number of co-operative growers and obtain more internal cattle houses in an attempt to double the volume of production of mature cattle during 2013, which in turn would increase the demand for the production of fertilizer and bulk stock feed to grow in tandem. The cost of rearing cattle is expected to be lower as a result of concentrating efforts on manufacturing and/or selling livestock feed. The regional farmers are contracted to grow crops and pasture for us using our land that has been provided lease-free by the local Government or by using their own land, our equipment operated by our workers for planting and harvesting, and our super vision and associated services as well as seed and organic fertilizer. These items are provided to them on credit, which are then charged against their account when the Company purchases the crops and pasture grass from them in return. Regional farmers also raise cattle for us using our bulk livestock feed under the same credit terms and conditions described above. That is, when the Company purchases the mature cattle from them, their accounts is charged for the feed against the amount paid.

The cattle we grow are primarily Simmental (a common breed introduced to China in the early 20thcentury), Charolais, and some Angus cattle. In general, 12 to 15-monthold cattle are sold to local farmers by our cattle agents, and we commit to repurchasing the cattle between 21 months to 24 months old.

We intend to rent part of our cattle housing to farmers upon completion of development of all our cattle houses sometime in 2014, and will provide slaughter and deboning services to them once our abattoir and deboning facilities are completed in 2014. In this respect, SJAP received a business permit from the Chinese authorities on April 17, 2013, and construction commenced on April 21, 2013 on the abattoir, de-boning factory, and related packaging facility. Since it is rare and difficult to obtain a permit for an abattoir facility in China, having this facility is expected to become a very valuable asset. We are expecting trial runs of the slaughter facilities commencing on or before the end of December 2013 because as of week (1) of November 2013, construction of the Slaughter complex is about 80% completed, targeting phase (1) operation to begin Q1 2014.

Presently, we sold mostly live-cattle to or through various cattle wholesalers to existing wholesales and distributing markets that did not require much marketing efforts and net-working, however by 2014, it will require organized marketing net-works and efforts to sell our beef (meats) and beef products efficiently in order that we could achieve better profit margins for our quality meat and establish our own brands and labels.

In China, beef is are customarily distributed through various tiers of established wholesalers and distributors that source their beef from various slaughter cum deboning houses located across many districts in China, whereas most of these wholesalers are selling multiple types of frozen or freshly chilled meats (including pork and poultry etc.), as well as some slaughter houses supplying and specializing solely in beef. In turn, these wholesalers and distributors supply beef to regional super market chain stores, retailing wet and frozen food markets, the catering industry, etc. Therefore, after having established its own slaughterhouse and de-boning factory, SJAP is expected to automatically become the primary supplier of beef. As such, many existing wholesalers and distributors will source their beef supplies directly from us. With the current ever increasing demands of quality beef meats due to the increase of middle class consumers, the Government’s enforcement of food safety regulation, and of anti-smuggling and illegal imports of beef, the right opportunity exists for SJAP to market its high-quality beef product. Therefore, the Company is confident in selling its beef meats successfully in the domestic markets, along with a certain portion to be exported to some South Asian countries (i.e. Malaysia, Singapore, Hong Kong, Middle East countries and Thailand etc.) in 2014that the Local Government is encouraging us to do.

● Table (below) shows presently in China the average of mark-up margin for most of the sellers and operators in the beef trade:

Type of wholesalers, distributors or retailers	Mark-up Margin in
Localities	1st Tier cities	2nd and 3rd tier cities	4th& 5th tier & lower tier cities
	Low / High	Low / High	Low / High
Slaughter cum de-boning houses	30% / 35%	33% / 38%	39% / 42%
1st tier wholesalers and distributors	10% / 12%	12% / 15%	15% / 20%
2nd and 3rd tier wholesalers and distributors	15% / 20%	18% / 25%	20% / 30%
1st tier retailers (i.e. super market chains)	22% to 35%	22% / 35%	22% / 35%

● Our marketing strategy in selling our beef meats and beef products are as follows:

Development and marketing targets: We aim to target our sales of beef and beef products to the middle class consumers through following developments shown below:

Period of development		Items of developments and through marketing channels of	Estimated annual production of beef			Shares of sales
			2014	2015	2016	2014	2015	2016
From / to			MT	MT	MT
			6,000	9,000	18,000
Q4 2013/	31 /12/ 2014	Development of up to 5 sales and distribution out-lets in Beijing, Guangzhou, Tianjin, Chongqing & Shanghai City, to distribute sales through and by
		(A). Existing localized 1st , 2nd and 3rd tier wholesalers and distributors in these cities				60%	45%	35%
		(B). Own sales and distribution outlets*				40%	30%	30%
Jan. 2014	31.12.2015	Development of up to 5 sales and distribution out-lets in Fuzhou, Changsha, Suzhou, Shenzhen and Xiamen City, to distribute sales through and by
		(A). Existing localized 1st , 2nd and 3rd tier wholesalers and distributors in these cities					15%	20%
		(B). Own sales and distribution out-lets *					10%	15%

*Our own sales distribution outlets will include the development and operation of the following:
* 1st and 2nd tiers Wholesales and distribution network in direct competition to the existing localized wholesalers.
*Distribution &service networking into super market chains
*Franchising of “Bull” Restaurants that will be selling our own beef and beef products
*Franchising of retail butcher shops similar to the Beijing shop.

Note: currently the one and only “Bull” restaurant is to act as SJAP’s first demonstration model converted from one of our old cattle houses situated next to our newly renovated cattle houses at SJAP’s complex. It has a seating capacity of over 130andis now popular local dining facility having achieved sales of just over $420,000 in year 2012 with net profit of just over $50,000 (or netting about 12%) and is using one head of cattle / every 3 days.

Therefore, it is within reason to assume that in the big cities, compared to the small community of Huangyuan where the demonstration restaurant is located, a similar restaurant must have the capacity to use up to at least 2 head of cattle / day equal to 730 head / year, and therefore if and when we shall develop 50 Bull restaurants, we anticipate seeing sales of up to 36,500 heads of cattle being used in a year, which would be more than the amount SJAP is targeting to slaughter in 2016 (i.e., 30,000 heads).

The table below shows some of biggest wholesale frozen food (including beef) markets in Tier 1 cities (i.e. Beijing, Shanghai and Guangzhou City) from which there are many established logistic services to channel frozen goods to other 2nd and 3rd tier cities where many existing localized wholesalers and distributors are situated and operating from:

City	Name of wholesale (cold storage) Markets	Address
Beijing	XinFa Di Wholesale Market of Agricultural Produce 新发地农产品批发市场	XinFa Di Bridge, Jingkai Highway, Fengtai District, Beijing
	Jing Hua Jin Niu Qing Zhen wholesale Market of Meat and Aquatic Produce 京华金牛清真肉类水产批发市场	No.6 Nanding Road, Fengtai District, Beijing
	YueGeZhuang wholesale Market 岳各庄批发市场	No.34 Fengtai Road, Beijing
	Jin Xiu Da Di Wholesale Market of Meat 锦绣大地肉类批发市场	No.69 Fushi Road, Haidian District, Beijing
Shanghai	Shanghai City Beef and mutton wholesale trade Market 上海市牛羊肉批发交易市场	No.178 Nanda Road, Baoshan District, Shanghai
	Cao An Hu Tai Agricultural wholesale Market 曹安沪太农贸批发市场	Mei Ling North Road, Putuo District, Shanghai
	Shanghai Agricultural Produce wholesale Market Centre 上海农产品中心批发市场	Hunan Road, Pudong District, Shanghai
	Shanghai Qi Bao Agricultural and Sideline Products Integrated Trading Market 上海七宝农副产品综合交易市场	Laiting North Road, Minxing District, Shanghai
	Shanghai Jiang Yang Agricultural Produce wholesale Market 上海江杨农产品批发市场	Jiang Yang North, Baoshan Distric, Shanghai
Guangzhou	HuiFeng Frozen Produce Market 汇丰冷冻品市场	No.5 Shui Chang Road, Huang shi Xi Road, GZ
	Zi You Ma Frozen Produce Wholesale Market 自由马冷冻批发市场	No.1 Huang shi Xi Road, GZ
	Da Luo Tang International Frozen Produce Centre 大罗塘国际冷冻中心	Qiao Xing Avenue, Panyu District, GZ

Note: (Our intention is to acquire one of the existing wholesaling establishments in each of these 1st to 3rd tier cities to be our main sales and distribution outlets and as our main regional sales administration centers).

With the additional operation in the slaughterhouse, de-boning and value added processing activities from Q1 2014; we are expecting a rapid growth of year on year revenue and profits for SJAP thereafter. The table below shows an example of components of SJAP’s revenue that we expect to be generated starting from Q1 2014 from one head of cattle;

Assumption: based on purchasing of cattle between 15 to 16 months old and fattening for a period of 5 to 6 months then proceeding for slaughtering and de-boning whereas 10% of the beef meat will be used for value added processed beef products; (Revenue generated from marketing division is excluded);

Revenue components	Quantity	Unit price (Round average figures)		Revenues generated	Yielding information & statistic (Average)
(based on one head of cattle)		At cost	Sales value	(From each head of cattle)	Fertilizer / Mu / year	0.65 MT	1 Mu = 660 m2
(Ex-factory)		RMB	RMB		Bulk livestock feed	6 MT / year	consumption
Organic Fertilizer	1 MT	650 / MT	1200 / MT	1,200	Concentrated feed	4 Kg / Day	consumption
Bulk Livestock feed	3 MT	705 / MT	1250 / MT	3,750	Harvest of pasture	3.5 MT / Mu	yield / Mu/year
Concentrated feed	600 Kg	1500 / MT	2600 / MT	1,560	Average weight / cattle	500 kg / head	15 to 16 months old
Live Cattle	Live-weight	27 / Kg	29 / Kg	22,330	Average weight / cattle	770 Kg / head	20 to 22 months old
Slaughter house	Service fee	2200 / head	5000 / head	5,000	Average weight gain	1.5 Kg / day	Fattening period
Meats	423 Kg	65 / Kg	78 / Kg	32,995	Meat recovery rate	55%	423 Kg / head
Bones	116 Kg	Nil	60 / Kg	6,960	Bone weight	25%	116 Kg / head
Value added Beef products	42 Kg	78 / Kg	156 / Kg	6,552	Value added product	10%	42 Kg / head
Government Subsidy	1 head			1,000
Total sales Revenue / head				81,347

Note: As primary producer, SJAP’s revenue generated from one head of cattle	= RMB29, 940.
As a value added processor, SJAP’s added revenue generated from one head of cattle	= RMB51, 507.
Total Revenue generated from one head of cattle	= RMB81, 347.

Overall, SJAP expects that revenues from operations will multiply and increase rapidly as a result of the addition of further herds, and of comprehensive value added processing and marketing facilities. SJAP sells its organic fertilizer and bulk livestock feed mainly to its cooperative and regional farmers in addition to using it to rear its own grown cattle, but because its geographic location is so far away from other major provinces there are high costs associated with selling its fertilizer, bulk livestock feed and live cattle other than to local purchasers; conversely, equivalent imports from other provinces must be purchased at a higher cost, providing SJAP with a competitive edge. Furthermore, Qinghai Province is a region rearing millions head of cattle and sheep per year, providing an ample market for SJAP’s fertilizer and livestock feed.

 In the longer term, we believe that wholesale prices of SJAP’s fertilizer and bulk livestock feed will maintain a steady growth rate of 5% to 10% per annum influenced mainly by rising labor cost of the country. Furthermore, we expect a trend of continuous increases in beef and cattle prices given the increase in demand for quality beef and beef products (including value-added products) in tandem with the rise of living standards in China, the short supply of quality breeding stock that will be required to produce enough cattle to satisfy the increased demand, and the Government’s stringent restrictions placed on imported cattle and beef meat from many developed nations due to disease and quarantine control measures, all of which will influence the price rise in cattle and beef meats in China.

Table (below) shows SJAP’s targeted production;

Revenue component	2013	2014	2015
Organic Fertilizer	40,000 MT	40,000 MT	40,000 MT
Bulk Livestock feed	60,000 MT	60,000 MT	60,000 MT
Concentrated feed	20,000 MT	30,000 MT	40,000 MT
Live cattle from
Own farms	4,000 heads	6,000 heads	9,000 heads
Corporative growers	4,000 Heads	6,000 heads	9,000 heads
Slaughter House
Cattle	0	20,000 heads	35,000 heads
Sheep	0	75,000 heads	110,000 heads
De-boning meats	0	6,000 MT	9,000 MT
De-boning Bones	0	1,500 MT	2,250 MT
Meat Products	0	450 MT	1,350 MT

During this Quarter, live cattle wholesale prices have been rather stable priced between (RMB 27 to RMB30 / Kg live weight for 2 to 3 years old beef cattle) representing a steady increase of 5 to 8% over Q1 2013 prices, but prices went up sharply for beef cattle below one year old (priced between RMB30 to RMB35 / Kg live weight) representing a strong increase of over 12% over Q1 2013 prices. This reflects that there is more demand for young cattle to be reared into mature cattle as the mature cattle market is becoming more stable and profitable.
Current beef meat (in general, grade equivalent to meats de-boned from 2 to 3 year old beef cattle) is wholesaling between (RMB78 to RMB90 / Kg depending on quality specifications) for locally produced meats that have been food safety certified and processed by food safety regulated slaughterhouses and de-boning facilities.

On October 28th 2013, SJAP’s nomination to apply the merit credentials in China to become a certified China Dragon Head Business was approved by the Government Authorities. Whereas “The Dragon Head Business” is a prestigious certification granted by the Government to businesses, demonstrating corporate social responsibility (“CSR”), pioneering and leadership in business with, good standard of quality and services; frequently leading to additional governmental grants and other forms of assistance. Qinghai Province has bigger numbers of ethnic minorities receiving proportionately higher grants, incentives, assistances and subsidies from the Government, and SJAP has been well supported by the Government due to our CSR and we are expecting that we shall receive much greater supports from the Government with the approval of the Dragon Head Business.

SJAP’s operation and complex

The Corporate office building, the Cattle Station and the concentrated livestock feed manufacturing factory

The organic fertilizer factory

The cattle houses -we now have over 12 cattle houses with each to house over 150 head with more cattle houses being built

  Construction site and construction in progress of the slaughterhouse and deboning factory as of October 30, 2013

The “Bull” restaurant next to our Cattle Station.

3.2 Operation 2. Operation 2 is operated in Linli District, Hunan Province, by Hunan Shenghua A Power Agriculture Co. Ltd. China (“HSA”), a 76%owned subsidiary. As of the date of this Quarterly Report, HSA conducts the following business activities, both of which are in the development stage: (i) manufacturing and sales of organic and mixed fertilizer, and (ii) cultivation of pastures and crops in preparation for the establishment of beef cattle farm. By January 2013, its first organic fertilizer production plant was established and started its production of organic fertilizer. On March 5, 2013, HSA secured the rights to use an enzyme developed by a Hong Kong Company some twenty years ago that has been utilized by global manufacturers of organic fertilizer. The advantage of this particular enzyme is that when it is applied to our organic fertilizer it has the ability to convert part of the organic raw materials into potash and phosphate without having to add in chemically formulated potash and phosphate, such that our end fertilizer can be qualified as pure organic fertilizer made with 100% natural organic raw materials. With this pure organic fertilizer HSA is in a position to fully explore the potential market for fish in farm lakes and thereby to attempt to align itself with the government’s policy of encouraging Lake Fish Farmers to use pure organic fertilizer instead of chemical fertilizers. In addition, cost savings from avoiding the use of chemical potash and phosphate will, in management’s belief, result in a better profit margin for the Company. Sales of pure organic fertilizer commenced during the fourth week of March, 2013.

Currently, chemical fertilizers in the region are sold at wholesale between RMB 3,000 to 3,600/MT depending upon their chemical composition, compared to organic fertilizer from SJAP selling at an average of RMB1,200 to RMB1,300/MT. Our new 100% pure organic fertilizer with up to 8% potash is currently being marketed between RMB 2,000 to RMB 2,200/MT targeting to reach an average up to RMB2,600/MT such that its prices will be at the mid-range of organic and chemical fertilizer.

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

Development of HSA in Linli District, Hunan Province is modeled like SJAP but it has a much better growing environment, being situated in a farming rich province that is next to the Guangdong Province and benefits from cheaper logistic costs, being closer to large markets, and has a more favorable climate (milder winters and longer summers compared to SJAP’s long bitterly cold winters and short summers). However financial support from the Government is more difficult to obtain due to there being more entities sharing the Government’s support provisions.

HSA had to endure both higher development costs and longer time to construct its facilities when compared to SJAP, whose property had 40 older (yet salvageable) buildings, which it has renovated to meet its needs.

Hunan Province is one of the biggest primary producing provinces of China with over 4 million primary producers producing rice, tea, tobacco, grapes, citrus, cotton, seedlings, sunflowers, herb plants and many varieties of cash crops and it has a long standing history in lake aquaculture producing millions of tons of fish and other seafood annually (e.g., total primary production is over RMB450 Billion, or about US$75 Billion recorded in 2011 as announced by Hunan Province Agriculture Department).

At our newly built fertilizer factory, the 100% pure organic mixed fertilizer (“POMF”) is generating stable income and revenues aiming to reach its 2013 target of 30,000 MT. By the end of September 2013,HSA produced and sold more than 12,000 MT of POMF at an average price above RMB 2,500/MT (or US$403/MT) collectively during the first nine months of 2013.

Work on the construction and development of a cattle station commenced in March 2012 with preparation work in progress being carried out on its general layout, cultivation and planting of crops and pasture on 75 acres situated below the hill of the fertilizer factory, and the hill leveling next to the fertilizer factory where the cattle houses will be built with work is presently in progress.

HSA’s complex and operation

4.   HylocereusUndatus (“HU”) Plantation

JHST, an SJVC that is 75%owned by MEIJI, is consolidated as a subsidiary, and is the owner and operator of the HylocereusUndatus Plantation (the “HU Plantation”), which is situated at Enping City, Guangdong Province. In 2012, JHST contributed 9% and 10% of the Company’s revenue and gross profit, respectively. The plantation was developed in 2008 with revenues being generated since year 2009. As of the date of this Quarterly Report, JHST has two types of operations; (i) growth and sales of flowers, and (ii) drying and value added processing and sales of HU flower products. HylocereusUndatus is commonly referred to as Dragon Fruit plants.

JHST cultivates 187 acres of HylocereusUndatus, or Dragon Fruit (cacti) flowers in Guangdong Province. Dragon Fruit flowers for a very short period, sometimes only one night, and must be picked before they turn from green to white 20 to 25 cm long flowers, so they are by definition a fairly delicate crop.  The harvesting season is from July through October.

Dragon Fruit cacti take three years to reach maturity, though they will flower a little even in their first year, and can produce for as long as twenty years. JHST began planting in late 2007, and by 2013 all of the plants are mature plants (averaging over 4 years old). To date, the product has been sold in the form of dried flowers, which are used in health-related soups and teas, and fresh flowers and consumed as vegetables in China.

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

It was originally forecast that by 2014, dried and pickled flowers would make up 96% of the division’s flower income as produce is diverted away from delicate fresh flowers. However, the planting of a special Chinese herb (called XueYingZi and commonly referred to as “Immortal Vegetable” in China), which is rich in selenium, among the HU Plants is expected to help to prolong the shelf life of the fresh flowers from 2-3 days up to 12-14 days, which will increase the sales of fresh flowers that are delicious to eat as fresh vegetables and commonly accepted as quality gourmet vegetables. Somehow, from harvesting of this season, it was evidenced that the planting of Immortal Vegetables in between each row of the HU plants did not prolong the shelf life of the harvested fresh HU Flowers, such that we had to process up to 80% of dried flowers. As such, at last month of this quarter, we started trials in planting other cash crops in between the HU Plants with the aim of improving revenues covering all seasons.

In respect of the Immortal Vegetables grown as trials over the (30 Mu field), we harvested over 200 MT of crops (inclusive roots) during this quarter, averaging about 6.7 MT / Mu from the density of about 1,700 plants / Mu that is within our estimate predicted earlier in Q2 2013. Our organic Immortal Vegetable plants have many properties that tend to induce good health. Tests and laboratory analysis are underway to determine exact properties.

HU Plantation and Immortal vegetable farm

By the fourth week of July, 2013, Immortal Vegetables (the Japanese name for Immortal Vegetables is “Snowsakurako”) are almost 1.6 meter tall and look good. We are now trying to pack these into small gift packs – selling them as organic vegetables. Latest laboratory test results showing each Kg of fresh Immortal vegetables contains 0.58 gram of selenium adding value to their sales. Upon close inspection, one can see there are Immortal vegetables grown in between the HU Plants acting as a protector for the HU plants because the Immortal Vegetables have the ability to repel the diseases that live in the HU Plants. By this quarter, the HU Plants are looking very healthy and strong.

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

28

(1)
The Central Kitchen and related facilities development project including design, construct, project management of development and management of business operation for Guangzhou City Wangxiangcheng (“WXC”), an unrelated Chinese company, of a Central Kitchen, a Central Bakery, a fast food restaurant and 3 mobile food stores (Central Facility 1) situated adjacent to Wholesale Center 2. Work started in November 2012, and as of the date of this Quarterly Report, the construction work of the Central Kitchen is completed and in operation.

(2)
The Restaurant development project including design, construction, project management, and management of its business operation for WXC. As of July 30, 2013, Restaurant 1 at River South District has been operating for over 18 months, Restaurant 2 (at the UU Park Complex, Tianhe District) has been in operation for 10 months, Restaurant 3 (at the Sporting Complex, Tianhe District) has commenced operation since March 2013,the work at Restaurant 4, which is located at Harbor City Shopping Center, Guangzhou City, is almost completed and is targeted to open for business by end of August 2013, design and construction plans for Restaurant 5 (located at the center of Zhungzhen City, about a 35 minute drive from the Guangzhou City)have been submitted to the authorities for approval targeting construction work to start in August 2013. In this respect Restaurant (4) has commenced business operation on October 31st 2013 and renovation of restaurant (5) was 40% completed, and Restaurant 6 (at the Li Wan District, next to Wholesale Center 1)  started renovation work since 15th September 2013.Collectively, these 6 restaurants cover a total gross area of 5,800 m2 (about 63,800 ft2) with seating capacity for 1,370 persons. As at October 31st 2013 planning on the establishment of 3 additional smaller shops selling and catering for specialized gourmet food were initiated, targeting completion for business operation on or before the end of December 2013.

Pictures below show the restaurants that we developed

Restaurant (1)	Restaurant (2)	Restaurant (3)	Restaurant (4)

Restaurant (5) Renovation is 75% completed as at 31st Oct. 2013 targeting opening for business operation within December 2013

Restaurant (4) Started business operation 31th October 2013

29

(3)
We are constructing a trading complex for the Import and Export trades of the Company itself at another building adjacent to the Wholesale Center 1 and 2 (the “Trading Center”).As of the date of this Quarterly Report, the Trading Center is importing frozen and fresh chilled and live seafood (i.e. cuttlefish, squid, prawns, salmon, crabs and eels) from Malaysia, Thailand, Russia and Madagascar and other local coastal fishing towns, that were sold to Wholesale Center 1 for Wholesale Center 1’sdistribution and sales into various reputable food chain outlets, wholesale market stores and super market chains in the Guangzhou City, Shanghai City as well as in the southern coastal towns of the Guangdong Province.

We expect to be appointed the turnkey solution provider given our current success on existing projects with our Chinese investor who owns the Guangzhou City Wangxiangcheng (WXC’s) development plan to develop over 50 gourmet restaurants and fast food outlets collectively within 2 years (2013 to 2014), and via Guangzhou City NaWei trading Co. Ltd  (NWT) on the development of a number of modern health food department chains in the Guangzhou City during2014 and 2015with SIAF as its engineering consultant, management service provider, and marketer. As such, we expect SIAF’s business and engineering development division to be kept busy for the next 3 years. At the same time we are aiming to develop our import and export trades and the seafood value added trades in harmony with WXC’s and NWT’s developments to maintain our growth rates in the sales of fish, seafood and beef products to gain momentum in materializing our business vision of vertically integrated operations.

The import and export trading of SIAF:

During this quarter we imported and sold over 12 x 40’ sea containers of seafood from various countries (i.e. Russia, Malaysia, Thailand, Vietnam, Chile, etc.) and we did very well from Madagascar having imported over 500 MT of live seafood (including Mud crabs, flower pattern eels and other trailed variety of fish etc.)

Summary of the major work carried out in the first nine months of 2013:

As at the date of this quarterly report, we believe that all development work carried out within the first nine months of 2013demonstrated good progress including our own Trading Center (which is now operating, although part of its finishing work is still in progress), Leonie Chain’s Central Kitchen (as reported above, 100%has been completed) and Central Bakery has been in operation since May 2013,and we have 4 restaurants being completed with work in progress on 2 others. SJAP has completed more than 80% of its construction work on its slaughterhouse and deboning facilities, HST has completed its revitalization program of its HU Plantation (i.e., new irrigation systems with automatic sprinkle, replacing with organic soil, planting with immortal vegetables in between each row of the HU plants, extension of staff quarters such that it has accommodation now for more than 40 workers at one time), planned  13 acres of Immortal Vegetable and built associated nursery, commencement of production from Prawn Farm 1, started operation of the Beijing Cattle Farm and wholesale shop, Prawn Farm 2 completed 3 prawn grow-out open dams with RAS systems and the successful breeding of fingerling of Big Giant Prawns from our 2nd generation brood stocks, the establishment of facilities in Madagascar, and the successful production of the Lake Fish organic fertilizer.  We view the foregoing developments as a giant step forward building strong fundamentals for the Company’s future growth.

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

Summary of Our Land Assets

Item	Owner	Location	Project	Area (acre)	Nature of Ownership	Tenure	Date Acquired	Expiry Date
Hunan Lot 1	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	31.92	Lease	43	5-Apr-2011	4-Apr-2054
Hunan Lot 2	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Pasture growing	247.05	Management Rights	60	18-Jul-2011	—
Hunan Lot 3	Hunan Shenghua A Power Agriculture Co. Ltd.	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	8.24	Land Usage Rights	40	24-May-2011	23-May-2051
Guangdong Lot 1	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Yane Village, Liangxi Town, Enping City	HU Plantation	8.23	Management Rights	60	10-Aug-2007	—
Guangdong Lot 2	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	27.78	Management Rights	60	14-Mar-2007	13-Mar-2067
Guangdong Lot 3	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	60.72	Management Rights	60	18-Apr-2007	—
Guangdong Lot 4	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	54.68	Management Rights	60	12-Sep-2007	—
Guangdong Lot 5	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Jishilu Village of Dawan Village, Juntang Town, Enping City	HU Plantation	28.82	Management Rights	60	12-Sep-2007	—
Guangdong Lot 6	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Liankai Village of Niujiang Town, Enping City	Fish Farm, HU Plantation	31.84	Management Rights	60	1-Jan-2008	31-Dec-2068

GuangdongLot 7	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	41.18	Management Rights	26	1-Jan-2011	31-Dec-2037
Guangdong Lot 8	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Shangchong Village of Yane Village, Liangxi Town, Enping City	HU Plantation	11.28	Management Rights	26	1-Jan-2011	31-Dec-2037
Guangdong Lot 9	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Xiaoban Village of Yane Village, Liangxi Town, Enping City	Cattle Farm	41.18	Management Rights	20	1-Apr-2011	31-Mar-2031
Qinghai Lot 1	Qinghai Sanjiang A Power Agriculture Co. Ltd.	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	Cattle farm, fertilizer & livestock feed production	21.09	Land Usage Rights & Building ownership	40	1-Nov-2011	30-Oct-2051
				6.27
Guangdong Lot 10	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Niu Jiang Town Enping City,	HU Plantation Processing factory		Management Right Lease	10	1-April-2013	1-April-2023

Total				620.28

As far as “ownership” of land is concerned, in general all land is owned by the Government. Whereas in urban areas, the land is owned directly by the central government in rural and suburban areas, agricultural land is owned by the local village collectives, usually through the villagers’ collective economic organization or the village committees.   Uncultivated land in mountain and other remote areas is also Government-owned.   Corporate entities and individuals may own the fixtures erected on government land.

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

1.   A lease confers on the recipient the same right to use and enjoy the benefits except for the right to own the building erected by the recipient and the right to transfer.  In case of government acquisition of the land, the compensation paid by the government for the building will go to the lessee, unless the lease agreement states otherwise.

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

SJAP was granted a Land Use Right by the State for the land (state-owned land), and a Building Ownership Right for the buildings erected thereon.

SIAF's Group of Companies - Rented Premises Profiles

	Company	Location	Usage	Landlord	Tenure

1	Sino Agro Food, Inc. Guangzhou Representative Office	Room 3801, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe district, Guangzhou City	Head office	Guangzhou Shine Real Property Development limited Company	9 July 2012 to 8 July 2014

2	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-3, JiangzhouShuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Department	1 April 2013 to 31 March 2018

3	Jiangmen City A Power Fishery Development Co. Ltd.	Room 202, Finance Building Chang’an Street, Niujiang Town, Enping City	Office	The Economic Development Office of Enping Government	15 July 2011 to 14 July 2016

4	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Unit 4-5, JiangzhouShuizha Building No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Department	1 June 2012 to 30 June 2017

Consolidated Results of Operations

Part A. Consolidated Results of Operations for the three months ended September 30, 2013 compared to the three months ended September, 2012

Revenue
Revenue increased by $22,357,009 or 46.24% to $70,707,697 for the three months ended September 30, 2013 from $48,350,688 for the three months ended September 30, 2012. The increase was primarily due to the natural growth of revenue generated from our plantation, beef, organic fertilizer, and corporate and others operations and the maturity of on-going divisional businesses improving their revenues.

The following chart illustrates the changes by category from the three months ended September 30, 2013 to the three months ended September 30, 2012.

Revenue
		2013	2012
Category	Referring to	Q3	Q3	Difference
		$	$	$
Fishery	CA	26,704,244	27,088,699	-384,445

Plantation	JHST	10,534,960	7,236,186	3,298,774

Beef	SJAP	8,164,934	3,785,964	4,378,970

Organic fertilizer	SJAP AND HSA	12,270,019	1,710,686	10,559,333

Cattle farm	MEIJI	4,639,397	8,529,153	-3,889,756

Corporate and others	SIAF	8,394,143	-	8,394,143

Total		70,707,697	48,350,688	22,357,009

Fishery: (Referring to CA). Revenue from fishery decreased by $384,455 or (1.42%) to $26,704,244 for the three months ended September 30, 2013 from $27,088,699 for the three months ended September 30, 2012. The change was primarily due to the decrease of revenues generated from consulting and service fee for the three months ended  September 30, 2013 of $6,939,405 from $11,578,519 for the three months ended  September 30, 2012 and which exceeded the effect of the increase of sales of fish, prawns and eels for the three months ended September 30, 2013 of $19,764,829 from $15,510,180 for the three months ended September 30, 2012 as shown and analyzed in the table below:

34

	2013	2012
	Q3	Q3	Difference in		Primarily due to
Revenue	$	$	$	%

Fishery

Consulting & Services	6,939,405	11,578,519	-4,639,114	-40%	Decrease in consulting work due to lesser work in farm building in 2013.

Sales of live seafoods	19,764,839	15,510,180	4,254,659	27%	Increase in productivities derived from natural growth.

	26,704,244	27,088,699	-384,455	-1%

Informations		2013 Q3			2012 Q3
Live seafood consisting:	Quantity	Quantity	Unit price	Revenue	Quantity	Unit price	Revenues	Difference in		Specifications
	unit		$	$		$	$	$	%
Sleepy cods	MT	453	15.9/Kg	7,212,375	460	26.16 / Kg	12,054,266	-4,841,891	-40%	Marketable sized fish (from 500 g & upward) / fish
Sleepy cods	Pieces	580,122	4.83 / Piece	2,801,989	493,702	7 / Piece	3,455,914	-653,925	-19%	Fingerling and small fish (From 200 g & upward)
Dark Ring circle eels	MT	413	18.85/Kg	7,790,875	-	-	-	7,790,875		Marketable sizes (From 1.5K & upward) / Eel.
Flower Pattern eels	Pieces	380,000	1.62 / Piece	615,600	-	-	-	615,600		Fingerling and small eels (from 6 mm to 30 mm)
Prawns	MT	112	12 / Kg	1,344,000	-	-	-	1,344,000		Marketable sized prawns (From 75 pieces & larger) / Kg.
				19,764,839			15,510,180	4,254,659	27%

Plantation: (Referring to JHST)Revenue from plantation of flowers increased by $3,298,774 or 45.59% to $10,534,960 for the three months ended September 30, 2013 from $7,236,186 for the three months ended September 30, 2012. The increase was primarily due to the increase of production volume of dried flowers by 36.39% and fresh flowers by 1,424.81% and the increase of wholesale prices in both of the dried flowers by 0.71% and fresh flowers by 15.38% detailed in Table Below.

Revenue
Plantation
		2013 Q3			2012 Q3
Items of sales	Quantity	Quantity	Unit price	Revenue	Quantity	Unit price	Revenues	Difference in		Specifications
	unit		$	$		$	$	$	%
Dried Flowers
own farm	MT	429	12,257/MT	5,258,253	332	12,170/MT	4,040,440	1,217,813	30%	averaged 55 pieces of fresh flowers per
External farms	MT	328	12,257/MT	4,020,296	223	12,170/MT	2,716,380	1,303,916	48%	kg of dried flowers
Fresh Flowers	Pieces	7,309,407	0.15/Piece	1,096,411	3,576,069	0.13/Piece	479,366.00	617,045	129%
Other value added	Kg	20,000	8/kg	160,000				160,000		value added packs
flower products				10,534,960			7,236,186	3,298,774	46%

Beef: (Referring to SJAP) Revenue from beef increased by $4,378,970or 115.66% to $8,164,934 for the three months ended September 30, 2013 from $3,785,964for the three months ended September 30, 2012.The increase was primarily due to our increase of sales due to  production increases  as shown in the table below:

Revenue
Beef
		2013 Q3			2012 Q3
	Quantity	Quantity	Unit price	Revenue	Quantity	Unit price	Revenues	Difference in		Specifications
	unit		$	$		$	$	$	%
Beef cattle	Heads	2,600	2,747/Heads	8,164,934	1,290	2,935/Heads	3,785,964.00	4,378,970	116%	Below 24 months old beef cattle
				8,164,934			3,785,964	4,378,970	116%

Organic fertilizer: (Referring to SJAP &HSA)Revenue from organic fertilizer sector’s increased by $10,559,333or 617.26% to $12,270,019 for the three months ended September 30, 2013 from $1,710,686 for the three months ended September 30, 2012.  The increase was primarily due to the reasons listed in Table below:

					2013 Q3				2012 Q3	Difference in		Specifications or reasons
Revenue	From									$	%
		Quantity	Quantity	Unit price	Revenue	Quantity	Quantity	Unit price	Revenue
Organic Fertilizer Sector	SJAP	unit		$	$	unit		$	$
Organic Fertilizer		MT	16,366	173.49/MT	2,839,360	MT	3,230	163/MT	661,860	2,177,500	329%	General pasture corp fertilizer

Bulk Livestock feed		MT	18,162	156.13/MT	2,835,561	MT	712	133/MT	94,597	2,740,964	2898%	9% protein bulk feed

Concentrated feed		MT	8,429	414.11/MT	3,490,520	MT			-	3,490,520		Formulated concentrated feed

Organic & Mixed fertilizer	HS.A	MT	8,578	260/MT	3,104,578	MT	3,053	313/MT	954,224	2,150,354	225%	HS.A's fertilizer plane started in 2013
					12,270,019				1,710,681	10,559,338

Cattle farm:(Referring to MEIJI) Revenue from the cattle farm decreased by $3,889,756 (or - 46%) to $4,639,397 for the three months ended September 30, 2013 from $8,170,536 for the three months ended September 30, 2012. The Decrease was primarily to the decrease of consulting services as most of its existing farms’ development work is completing and there is no new development being contracted with detailed segments differences as shown in Table below:

	2013	2012	Difference in		Primarily due to
	Q3	Q3	$	%
Revenue
Cattle Farm

Consulting & Services	-	7,194,814	-7,194,814	-100%	Decrease in consulting work due to no new cattle farms being built in Q3 2013.
Sales of live cattle	4,639,397	1,262,184	3,377,213	268%	Increase in productivities derived from natural growth.
Sales of beef meats	-	72,155	-72,155		No meat being process in Q3 2013
	4,639,397	8,529,153	-3,889,756	-46%

Informations		2013 Q3			2012 Q3
	Quantity	Quantity	Unit price	Revenue	Quantity	Unit price	Revenues	Difference in		Specifications
	unit		$	$		$	$	$	%
Live cattle	MT	1,500	3,093/Heads	4,639,397	586	2,154/Heads	1,262,184	3,377,213	268%	Blow 24 months old beef cattle
Beef meats	Kg				5,788	12.47/kg	72,155	-72,155	-100%
				4,639,397			1,334,339	3,305,058	248%

Corporate and others: Revenues from corporate and others for the three months ended September 30,2013 increased by $8,394,143 from $0 for the three months ended September 30, 2012, the increase is due primarily to the increase of sales through trading of the imported frozen and fresh seafood for the three months ended September 30,2013 as shown in the table below:

	2013	2012
	Q3	Q3	Difference in		Primarily due to
			$	%
Revenue
Corporate Sector
Consulting & Services	1,934,460	-	1,934,460		A portion of CA's development work was reallocated to the corporate sector.
Sales of imported seafoods	6,459,683	-	6,459,683		Imports trades started only from Q4 2012 thus it is a natural growth as most trades developed.
	8,394,143	-	8,394,143

Informations		2013 Q3			2012 Q3
	Quantity	Quantity	Unit price	Revenue	Quantity	Unit price	Revenues	Difference in		Specifications
	unit		$	$		$	$	$	%
Cattle fish,Squids & mixed seafood	Kg	90,016	7.43/Kg	668,942						Mixed size (Frozen) Mainly via Malaysia
Salmon	Kg	96,000	12.61/Kg	1,210,176						Large (Frozen) mainly via chilean agent
Live Mud Crabs	Kg	132,000	12.91/Kg	1,704,753						(Large -from 05 kg each ) from Madagasca
Live flower pattern Eels	Kg	132,000	21.79/Kg	2,875,812						(from 1 Kg/Piece & upward ) from Madagasca
				6,459,683			-	-	-

Cost of Goods Sold

Cost of Goods Sold increased by $21,986,718 or 97.30% to $44,584,572 for the three months ended September 30, 2013 from $22,597,854 for the three months ended September 30, 2012.  The increase was primarily due to the Company increasing its scale of operation from continuing operations in terms of our fishery, plantation, beef, organic fertilizer, cattle farm, beef and corporate and other for three months ended September 30, 2013as compared for the three months ended September 30, 2012.

The following chart illustrates the changes by category from the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Cost of Goods Sold
	2013	2012
Category	Q3	Q3	Difference
	$	$	$
Fishery	16,911,642	12,077,613	4,834,029

Plantation	4,832,794	2,915,191	1,917,603

Beef	6,097,904	2,778,536	3,319,368

Organic Fertilizer	6,737,283	1,532,639	5,204,644

Cattle farm	3,974,942	3,293,875	681,067

Corporate and others	6,030,007	-	6,030,007

Total	44,584,572	22,597,854	21,986,718

Fishery:  Cost of goods sold from fishery increased by $4,834,029 or 40.02% to $16,911,642 for the three months ended September 30, 2013 from $12,077,613 for the three months ended September 30, 2012.  The increase was primarily due to an increase in the sales relating to the increase volume of fish, prawns & eels production of our fish and prawn farms for the three months ended September 30, 2013, comparing to the three months ended September 30, 2012.

Plantation: Cost of goods sold from plantation of flowers increased by $1,917,603 or 65.78% to $4,832,794for the three months ended September 30, 2013from $2,915,191 for the three months ended September 30, 2012.The increase was primarily due to cost increase in farm labor, logistic and associated general overhead of operation due to the related increase of sale.

Beef: Cost of goods sold from beef increased by $3,319,368 or 119.46% to $6,097,904 for the three months ended September 30, 2013 from $2,778,536 for the three months ended September 30, 2012.The increase was primarily due to the increase sales volume of cattle, which led to a corresponding increase in the cost of sales.

Organic fertilizer:  Cost of goods sold from organic fertilizer increased by $5,204,644 or 339.59% to $6,737,283 for the three months ended September 30, 2013from $1,532,639 for the three months ended September 30, 2012.  The increase was primarily due to the related increase of sales.

Cattle farm: Cost of goods sold from cattle farm development increased by $681,067 or 20.68% to $3,794,942 for the three months ended September 30, 2013 from $3,293,875for the three months ended September 30, 2012.The increase was primarily due to the increase of cattle being grown and sold by the Cattle Farm 1for the three months ended September 30, 2013.

Corporate and others: Cost of sales for the three months ended September 30, 2013 increased by $6,030,007 from $0 for the three months ended September 30, 2012. The increase is due primarily to the corresponding increase of sales and trades and consulting services for the three months ended September 30, 2013.

Gross Profit

Gross profit increased by $370,291to $26,123,125for the three months ended September 30, 2013 from $25,752,834 for the three months ended September 30,2012. The increase was primarily due to corresponding increase in gross profit generated from the organic fertilizer by $5,354,689 and corporate and others by $2,364,136 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 as shown in table below.

The following chart illustrates the change from the three months ended September 30, 2013 to the three months ended September 30, 2012.

Gross profit
	2013	2012
Category	Q3	Q3	Difference
	$	$	$
Fishery	9,792,602	15,011,086	-5,218,484

Plantation	5,702,166	4,320,995	1,381,171

Beef	2,067,030	1,007,428	1,059,602

Organic fertilizer	5,532,736	178,047	5,354,689

Cattle farm	664,455	5,235,278	-4,570,823

Corporate and others	2,364,136	-	2,364,136

Total	26,123,125	25,752,834	370,291

Fishery: Gross profit of the fishery decreased by $5,218,484 or (34.76%) to $9,792,602for the three months ended September 30, 2013from $15,011,086 for the three months ended September 30, 2012.The decrease was primarily due to (i) part of the sales from fishery segment was reallocated to a new segment marked “Corporate and others” amounting to $1,934,390 and (ii) incomes decreased from lesser revenues being generated from consulting and service and (iii) the decrease in the sales prices of sleepy cod fish dropping from $27/kg during the three months ended September 30,2012 to $15.3/Kg during the three months ended September 30,2013.

Table below shows the segments’ differences and reasons for changes:

	Fishery:	2013	2012
		Q3	Q3	Difference in		Primarily due to
				$	%
Revenues	Consulting & Services	6,939,405	11,578,519	-4,639,114	-40%	Decrease in consulting work due to less fishery farms being built in Q3 2013.
Gross Profit	Consulting & Services	4,235,944	8,351,712	-4,115,768	-49%

Revenues	Sales of fish, prawns & eels	19,764,839	11,510,180	4,254,659	27%	Increase in productivities derived from natural growth.
Gross Profit	Sales of fish, prawns & eels	5,556,658	6,659,374	-1,102,716	-17%	Decrease in Sleepy cod price from $27/Kg to $15.2/Kg

	Total Revenues	26,704,244	27,088,699	-384,455	-1%
	Total Gross Profits	9,792,602	15,011,086	-5,218,484	-35%

Plantation: Gross profit from the plantation increased by $1,381,171 or 31.96% to $5,702,166 for the three months ended September 30, 2013from $4,320,995 for the three months ended September 30, 2012. The increase was due to the increase of production volume of dried flowers by 36.39% and fresh flowers by 1,424.81% and the increase of wholesale prices both on dried and fresh flowers and the increase of production of flowers from $12.17 / Kg (Q2 2012) to $12.25/Kg (or 0.7%)  (Q3 2013) and $0.13 / piece (Q2 2012)to $0.13 / piece (or 15.38%) (Q3 2013) respectively.

Beef: Gross profit from beef increased by $1,059,602or 105.18% to $2,067,030 for the three months ended September 30, 2013from $1,007,428 for the three months ended September 30, 2012which is due primarily to the natural growth of all segments of operation.

			2013	2012
			Q3	Q3	Difference in		Primarily due to
					$	%
	Beef Sector	SJAP
Revenues	Cattle		8,164,934	3,785,964	4,378,970	116%	Natural increases in productivity

Gross Profits	Cattle		2,067,030	1,007,428	1,059,602	105%

Organic fertilizer:  Gross profit from organic fertilizer increased by $5,354,689 or 3,007.46% to $5,532,736 for the three months ended September 30, 2013 from $178,047 for the three months ended September 30, 2012.  The increase was primarily due to the increase of production in all segments enhancing higher gross profits.

		Q3	Q3	Difference in		Primarily due to
Revenue	From			$	%

Organic Fertilizer Sector	SJAP
Organic Fertilizer		2,839,360	661,860	2,177,500	329%	Increase growing of crops and of external sales
Bulk Livestock feed		2,835,561	94,597	2,740,964	2898%	Increase of demands internally & externally
						and the increase of cropping land in 2013.
Concentrated feed		3,490,520	-	3,490,520		Concentrated feed manufacturing started Q1 2013

Organic & Mixed fertilizer	HS.A	3,104,578	954,224	2,150,354	225%	HS.A's new production plan started operation in 2013
		12,270,019	1,710,681	10,559,338

Gross Profits	From

Organic Fertilizer Sector	SJAP
Organic Fertilizer		1,528,920	258,127	1,270,793	492%
Bulk Livestock feed		1,553,735	46,366	1,507,369	3251%

Concentrated feed		1,283,363	-	1,283,363

Organic & Mixed fertilizer	HS.A	1,166,718	-126,445	1,293,163
		5,532,736	178,048	5,354,688

Cattle farm: Gross profit from cattle farm development decreased by $4,570,823 (or 12.69%) to $664,455 for the three months ended September 30, 2013 from $5,235,278 for the three months ended September 30, 2012. The decrease was primarily due to decrease of consulting and service as Cattle Farm’s construction is coming to completion and there is no new cattle farm being built in the quarter.

		2013	2012
		Q3	Q3	Difference in		Primarily due to
				$	%
	Cattle Farm

Revenue	Consulting & Services	-	7,194,209	-7,194,209	-100%	Decrease in consulting work due to no new cattle
Gross profits		-	4,822,316	-4,822,316	-100%	farms being built in Q3 2013.

Revenue	Sales of live cattle	4,639,397	1,262,788	3,376,609	267%	Increase in productivities derived from natural growth.
	Sales of beef meats	-	72,155	-72,155	-100%	No meat being process in Q3 2013
Gross Profits	Sales of live cattle	664,455	405,867	258,588
	Sales of beef meats	-	7,096	-7,096	100%

	Total Revenue	4,639,397	8,529,152	-3,889,755	-46%
	Total Gross Profits	664,455	5,235,279	-4,570,824	-87%

Corporate and others: Gross profit from the corporate and others increased by $2,364,136 for the three months ended September 30, 2013 from $0 for the three months ended September 30, 2012.  The increase is due primarily to part of the Fishery segment’s sales in consulting service and trading of fish sales were reallocated to this segment for the three months ended September 30, 2013.

General and Administrative Expenses and Interest Expenses

General and administrative expenses (including depreciation and amortization) increased by $989,976 to $2,313,365 for the three months ended September 30, 2013 from $1,323,389 for the three months ended September 30, 2012. The increase was primarily due to the increase in wages and salaries payments paid as incentive compensation to our staff by the issuance of shares amounting to $666,778for the three months ended September 30,2013 compared to $90,600 for the three months ended September 30, 2012 and included in the miscellaneous were payments for overseas professional services of $781,684 for the three months ended June 30,2012 whereas payments for overseas professional services were billed under Office and corporate expenses instead of miscellaneous for the three  months ended September 30,2013.

The following chart illustrates the changes by category from the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Category	2013 Q3	2012 Q3	Difference
	$	$	$
Office and corporate expenses	657,741	254,802	402,939

Wages and salaries	447,717	416,489	31,228

Traveling and related lodging	19,332	42,806	(23,474)

Motor vehicles expenses and local transportation	47,704	22,438	25,266

Entertainments and meals	34,384	36,373	(1,989)

Others and miscellaneous	259,626	47,930	211,696

Depreciation and amortization	560,485	496,921	63,564

Sub-total	2,026,989	1,317,759	709,230

Interest expenses	286,376	5,630	280,746

Total	2,313,365	2,735,677	989,976

Depreciation and Amortization

Depreciation and amortization increased by $148,273 or 21.14% to $849,900 for the three months ended September 30, 2013 from $701,627 for the nine months ended September30, 2012. The increase was primarily due to the increase of depreciation by $219,372 to $356,737 for the three months ended September 30, 2013 from depreciation of $137,365  for the nine months ended September 30, 2012 whereas the decrease of amortization by $71,099 to $493,163 for three months ended September 30, 2013 from amortization of $564,262 for the three months ended September 30, 2012.

In this respect, total depreciation and amortization amounted to $2,464,865 for the nine months ended September 30, 2013, out of which amount, $1,608,792 was booked under General and administration expenses and $856,073 was booked under cost of goods sold; whereas total depreciation and amortization was at $2,146,943 for the nine months ended  September 30, 2012 and out of which amount, $977,832 was booked under General and Administration expenses and $1,169,111 was booked under cost of goods sold.

Gain on extinguishment of debts

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. The Company has reported $160,997 and $641,831 as gain on the extinguishment of debts for the three months ended September 30, 2013 and 2012, respectively.

Part B. Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues

Revenues increased by $90,536,786 or 100.96% to $180,215,777for the nine months ended September 30, 2013 from $89,678,991 for the nine months ended September 30, 2012. The increase was primarily due to the increase of revenue generated from our fishery, plantation, beef, organic fertilizer, cattle farm and corporate and other operations and the maturity of ongoing divisional businesses improving their revenues.

The following chart illustrates the changes by category from the nine months ended September 30, 2013 to September 30, 2012.

Revenue
	2013	2012
Category	Q1- Q3	Q1-Q3	Difference
	$	$	$
Fishery	68,826,877	53,983,073	14,843,804

Plantation	14,089,946	9,318,049	4,771,897

Beef	22,288,842	11,231,389	11,057,453

Organic fertilizer	29,970,388	3,893,901	26,076,487

Cattle farm	19,423,115	11,252,579	8,170,536

Corporate and others	25,616,609	-	25,616,609

Total	180,215,777	89,678,991	90,536,786

Fishery: Revenues from fishery increased by $14,843,804 or 27.50% to $68,826,877 for the nine months ended September 30, 2013 from $53,983,073 for the nine months ended September 30, 2012. The increase in fishery was primarily due to our increased production of our fishery and prawn farms for the nine months ended September 30, 2013. Table below shows the segments’ differences and reason:

	2013	2012
	Q1 to Q3	Q1 to Q3	Difference in		Primarily due to
Revenue			$	%

Fishery
Consulting & Services	24,490,886	28,819,981	-4,329,095	-15%	Decrease in consulting work due to lesser work in farm building in 2013.

Sales of live seafoods	44,335,991	25,163,092	19,172,899	76%	Increase in productivities derived from natural growth.

	68,826,877	53,983,073	14,843,804	27%

Informations		2013 Q1-Q3			2012 Q1-Q3
Live seafood consisting:	Quantity	Quantity	Unit price	Revenue	Quantity	Unit price	Revenues	Difference in		Specifications
	unit		$	$		$	$	$	%
Sleepy cods	Kg	2,140,687	12.17/Kg	26,068,505	682,847	25.89 / Kg	17,678,908	8,389,597	47%	Marketable sized fish (from 500 g & upward) / fish
Sleepy cods	Pieces	537,063	4.83/ Piece	2,598,692	925,036	8.09/ Piece	7,484,184	-4,885,492	-65%	Fingerling and small fish (From 200 g & upward)
Dark Ring circle eels	MT	890	14.73/Kg	13,109,958	-	-	-			Marketable sizes (From 1.5K & upward) / Eel.
Flower Pattern eels	Pieces	680,000	1.78 / Piece	1,214,836	-	-	-			Fingerling and small eels (from 6 mm to 30 mm)
Prawns	MT	112	12 / Kg	1,344,000	-	-	-			Marketable sized prawns (From 75 pieces & larger) / Kg.
				44,335,991			25,163,092	3,504,105	14%

Plantation: Revenues from plantation increased by $4,771,897or 51.21%to $14,089,946 for the nine months ended September 30, 2013from $9,381,049 for the nine months ended September 30, 2012.The increase was primarily due to the increase of production of dried flowers (by 301 MT) and to the increase of wholesale prices in both of the dried and fresh flowers from $0.13 / Piece in (Q1 –Q3 2012) and Dried Flowers of $12.17 / Kg (Q1 to Q3 2012) to $0.15 / piece (Q1 to Q3 2013) and $12.3 / Kg (Q1 to Q3 2013) as shown in the Table Below:

		2013 Q1-Q3			2012 Q1-Q3
	Quantity	Quantity	Unit price	Revenue	Quantity	Unit price	Revenues	Difference in		Specifications
	unit		$	$		$	$	$	%
Dried Flowers
own farm	MT	639	12,257/MT	8,197,276	431	12,170 / MT	5,245,270	2,952,006	56%	averaged 55 pieces of fresh flowers per
External farms	MT	328	12,257/MT	4,020,095	262	12,170 / MT	3,185,253	834,842		kg of dried flowers
Fresh Flowers	Pieces	10,370,907	0.15/piece	1,552,575	7,076,069	0.13/Piece	950,526.00	602,049	63%
Other value added flower products	Kg	40,000	8/kg	320,000				320,000		value added packs
				14,089,946			9,381,049	4,708,897	50%

Beef: Revenues from beef increased by $11,057,453or 98.45%to $22,288,842 for the nine months ended September 30, 2013 from $11,231,389 for the nine months ended September 30, 2012.The increase was primarily due to our increase of sales due to increase of growing more cattle by SJAP.

Revenue
Beef
		2013Q1- Q3			2012 Q1-Q3
	Quantity	Quantity	Unit price	Revenue	Quantity	Unit price	Revenues	Difference in		Specifications
	unit		$	$		$	$	$	%
Beef	Heads	7,329	3,041/Heads	22,288,842	2,705	4,152/Heads	11,231,389	11,057,453	98%	Below 24 months old beef cattle
				22,288,842			11,231,389	11,057,453	98%

Organic fertilizer: Revenue from organic fertilizer increased by $26,076, 486 or 669.68% to $29,970,388 for the nine months ended September 30, 2013 from $3,893,901 for the nine months ended September 30, 2012. The increase was due to the increase of production and sales by the new HSA fertilizer factory.

					2013 Q1-Q3				2012 Q1-Q3	Difference in		Specifications
Revenue	From									$	%
		Quantity	Quantity	Unit price	Revenue	Quantity	Quantity	Unit price	Revenue
Organic Fertilizer Sector	SJAP	unit		$	$	unit		$	$
Organic Fertilizer		MT	53,713	145/MT	7,774,568	MT	15,153	156/MT	2,363,790	5,410,778	229%	General pasture corp fertilizer

Bulk Livestock feed		MT	42,379	154/MT	6,542,184	MT	712	133/MT	1,475,608	5,066,576	343%	9% protein bulk feed

Concentrated feed		MT	19,167	409/MT	7,847,243	MT			-	7,847,243		Formulated concentrated feed

Organic & Mixed fertilizer	HS.A	MT	24,765	315/MT	7,805,966	MT	3,053	313/MT	54,503	7,751,463	14222%	General purpose organic mixed fertilizer
					29,969,961				3,893,901	26,076,060

Cattle farm: Revenues from cattle farm increased by $8,170,536 or 72.61% to $19,423,115for the nine months ended September 30, 2013from $11,252,579 for the nine months ended September 30, 2012. The increase in cattle farm was primarily due to the increase of cattle being grown at Cattle Farm 1during the nine months ended September 30, 2013.

	2013	2012	Difference in		Primarily due to
	Q1-Q3	Q1-Q3	$	%
Revenue
Cattle Farm
Consulting & Services	7,762,124	9,885,097	-2,122,973	-21%	Decrease in consulting work due to no new cattle
					farms being built in Q3 2013.
Sales of live cattle	11,660,991	1,262,184	10,398,807	824%	Increase in productivities derived from natural growth.
Sales of beef meats	-	105,298	-105,298		No meat being process in Q3 2013
	19,423,115	11,252,579	8,170,536	73%

Informations		2013 Q3			2012 Q3
	Quantity	Quantity	Unit price	Revenue	Quantity	Unit price	Revenues	Difference in		Specifications
	unit		$	$		$	$	$	%
Live cattle	MT	3,351	3,480/Heads	11,660,991	586	2,153/Heads	1,262,184	10,398,807	824%	Blow 24 months old beef cattle
Beef meats	Kg				8,622	12.21/kg	105,298	-105,298	-100%
				11,660,991			1,367,482	10,293,509	753%

Corporate and others: Revenues increased by $25,616,609 for the nine months ended September 30, 2013 from $0 for the nine months ended September 30, 2012. The increase is due primarily to the part of the Fishery segment’s sales deriving from consulting service, and  seafood trading were reallocated to the segment of “Corporate and others” during the corresponding period and the increase of imported seafood sales developed since Q4 2012 showing improved performances progressively during the period.

	2013	2012
	Q1-Q3	Q1-Q3	Difference in		Primarily due to
Revenue			$	%

Corporate Sector
Consulting & Services	8,173,969	-	8,173,969		A portion of CA's development work was
					reallocated to the corporate sector.
Sales of imported seafoods	17,442,640	-	17,442,640		Imports trades started only from Q4 2012
					thus it is a natural growth as most trades developed.

	25,616,609	-	25,616,609

Informations		2013 Q1-Q3			2012Q1- Q3
	Quantity	Quantity	Unit price	Revenue	Quantity	Unit price	Revenues	Difference in		Specifications
	unit		$	$		$	$	$	%
Cattle fish,Squids & mixed seafood	Kg	787,991	12.65/Kg	9,968,080						Mixed size (Frozen) Mainly via Malaysia
Salmon	Kg	171,000	8.64/Kg	1,478,763						Large (Frozen) mainly via chilean agent
Live Mud Crabs	Kg	301,200	17.27Kg	5,199,820						(Large -from 05 kg each ) from Madagasca
Live flower pattern Eels	Kg	35,340	22.52/Kg	795,977						(from 1 Kg/Piece & upward ) from Madagasca
				17,442,640			-	-	-

Cost of Goods Sold
Cost of goods sold increased by $70,825,071or 167.22% to $113,179,388 for the nine months ended September 30, 2013 from $42,354,317for the nine months ended September30, 2012. The increase was primarily due to the Company increased our fishery, plantation, beef, organic fertilizer, cattle farm and corporate and others operations for nine months ended September 30, 2013 as compared for the nine months ended September 30, 2012.

The following chart illustrates the changes by category from the nine months ended September 30, 2013 to September 30, 2012.

Cost of goods sold
	2013	2012
Category	Q1- Q3	Q1-Q3	Difference
	$	$	$
Fishery	45,266,534	24,168,363	21,098,171

Plantation	6,093,751	3,473,539	2,620,212

Beef	15,731,438	7,749,459	7,981,979

Organic fertilizer	15,869,331	2,607,968	13,261,363

Cattle farm	12,888,673	4,354,988	8,533,685

Corporate and others	17,329,661		17,329,661

Total	113,179,388	42,354,317	70,825,071

Fishery: Cost of goods sold from fishery increased by $21,098,171or 87.30% to $45,266,534for the nine months ended September 30, 2013from $24,168,363 for the nine months ended September 30, 2012. The increase of cost of sales of fishery was primarily due to the related increase of fish production during the nine months ended September 30, 2012.

Plantation: Cost of goods sold from plantation increased by $2,620,212or 75.43% to $6,093,751 for the nine months ended September 30, 2013from $3,473,539 for the nine months ended 30 September 2012. The increase in cost of sales of the plantation was primarily due to the increase of corresponding production of flowers.

Beef: Revenues from beef increased by $7,981,979 or 103.00%to $15,731,438 for the nine months ended September 30, 2013from $7,749,459 for the nine months ended September 30, 2012. The increase in cost of sales of the beef was primarily due to the increase of the corresponding increase of sale derived from more cattle being grown in the farm during the nine months ended September 30, 2013.

Organic fertilizer: Cost of goods sold from organic fertilizer increased by $13,261,363 or 508.49% to $15,869,331 for the nine months ended September 30, 2013 from $2,607,968 for the nine months ended September 30, 2012. The increase was due to the increase of fertilizer production from the new fertilizer factory of HSA during the nine months ended September 30, 2013.

Cattle farm: Cost of goods sold from cattle farm increased by $8,533,685 or 195.95% or to $12,888,673for the nine months ended 30 September 2013from $4,354,988for the nine months ended 30 September 2012. The increase in cattle farm was primarily due to the increase of production having more cattle being grown in Cattle Farm 1 during the nine months ended September 30, 2013.

Corporate and others: Cost of goods sold increased by $17,329,661 for the nine months ended September 30, 2013 from $0 for the nine months ended September 30, 2012. The increase is due primarily that part of the Fishery segment’s sale deriving from consulting service, and seafood trading was reallocated to the segment of “Corporate and others” and the increase in imported sales during the nine months ended September 30, 2013 as such enhancing corresponding increase in cost of sales accordingly.

Gross Profit

Gross profit increased by $19,711,715 or 41.65% to $67,036,389for the nine months ended September 30, 2013 from $47,324,674for the nine months ended September 30, 2012. The increase was primarily due to the corresponding increase in operation revenues. The increase was primarily due to the corresponding increase in scale of operation of revenues from plantation, beef, organic fertilizer, cattle farm and corporate and others.

The following chart illustrates the changes by category from the nine months ended September 30, 2013 to September 30, 2012.

The gross profit by category is as follows:

Gross profit
	2013	2012
Category	Q1- Q3	Q1- Q3	Difference
	$	$	$
Fishery	23,560,343	29,814,709	-6,254,366

Plantation	7,996,195	5,844,510	2,151,685

Beef	6,557,404	3,481,930	3,075,474

Organic fertilizer	14,101,056	1,285,934	12,815,122

Cattle farm	6,534,442	6,897,591	-363,149

Corporate and others	8,286,948	-	8,286,948

Total	67,036,388	47,324,674	19,711,714

Fishery: Gross profit from fishery decreased by $6,254,366 or (34.76%) to $23,560,343 for the nine months ended September 30, 2013from $29,814,709 for the nine months ended September 30, 2012. The decrease in fishery was primarily due to the decrease in sleepy cod fish prices falling 44.33% from the average of $27/Kg for the nine months ended September 30, 2012 to its current average of $15.3/Kg for the nine months ended September 30, 2013 and the decrease in revenues generated from the consulting and service segment by $4,329,095 and the reallocation of $8,173,969 in revenue generated from the Consulting and Service segment of CA to the Corporate Sector during the period ended 30th September 2013.

50

		2013	2012
		Q1 to Q3	Q1 to Q3	Difference in		Primarily due to
				$	%
Fishery

Revenues	Consulting & Services	24,490,886	28,819,981	-4,329,095	-15%	Decrease in consulting work due to less fishery
						farms works in 2013 & part of other development
Gross Profits		11,957,912	14,890,484	-2,932,572	-20%	work being reallocated to Corporate sector.

Revenues	Sales of fish, prawns & eels	44,335,991	25,163,092	19,172,899	76%	Increase in productivities derived from natural growth of farms.
Gross Profits		11,602,431	14,924,225	-3,321,794	-22%	G.P.margin decreased due to Decrease in sleepy cod prices

	Total Revenues	68,826,877	53,983,073	14,843,804	27%
	Total Gross profits	23,560,343	29,814,709	-6,254,366	-21%

Plantation: Gross profit from plantation increased by $2,151,685 or 36.82% to $7,996,195 for the nine months ended September 30, 2013 from $5,844,510 for the nine months ended September 30, 2012. The increase in plantation was primarily due to the increase of sale due to increase of sales prices of dried and fresh flowers during the nine months ended September 30, 2013 from $12.4 / kg (Q2 2012) and $12.17 / Kg (Q3 2013) to $8.67/Kg (Q2 & Q3 2012) and $0.15 / piece (Q2 & Q3 2013) to $0.13 / piece (Q2 & Q3 2012) respectively.

Beef: Gross profit from beef increased by $3,075,474 or 88.33% to $6,557,404 for the nine months ended September 30, 2013from $3,481,930 for the nine months ended September 30, 2012. The increase was primarily due to our increase of sales due to increase of production in all segments of SJAP’s activities.

			2013	2012
			Q1 to Q3	Q1 to Q3	Difference in		Primarily due to
		From			$	%
Beef Sector		SJAP
Revenues	Cattle		22,288,842	11,231,389	11,057,453	98%	Natural increases

Gross Profits	Cattle		6,557,404	3,481,930	3,075,474	88%

Organic fertilizer: Gross profit from organic fertilizer increased by $12,815,122or 996.56% to $14,101,056 for the nine months ended September 30, 2013 from $1,285,934 for the nine months ended September 30, 2012. The increase was due to the increase of sales of fertilizer produced by the new fertilizer of HSA during the nine months ended September30, 2013.

		2013	2012
		Q1 to Q3	Q1 to Q3	Difference in		Primarily due to
	From			$	%
Revenue

Organic Fertilizer Sector	SJAP
Organic Fertilizer		7,774,568	2,201,307	5,573,261	253%	Increase growing of crops and of external sales
Bulk Livestock feed		6,542,184	725,606	5,816,578	802%	Increase of demands internally & externally
						and the increase of cropping land in 2013.
Concentrated feed		7,847,243	-	7,847,243		Concentrated feed manufacturing started Q1 2013

Organic & Mixed fertilizer	HS.A	7,805,966	966,988	6,838,978	707%	HS.A's new production plan started operation in 2013
		29,969,961	3,893,901	26,076,060
Gross Profits

Organic Fertilizer Sector	SJAP
Organic Fertilizer		4,433,358	1,114,664	3,318,694
Bulk Livestock feed		3,756,386	297,073	3,459,313

Concentrated feed		2,941,077	-	2,941,077

Organic & Mixed fertilizer	HS.A	2,970,235	-125,803	3,096,038
		14,101,056	1,285,934	12,815,122

Cattle farm: Gross profit from cattle farm decreased by $363,149 or -5.26% to $6,534,442 for the nine months ended 30 September 2013from $6,897,591for the nine months ended September 30, 2012. The decrease of gross profits due to decrease in income generated from Consulting and Services as work in Cattle Farm development was completed  and there was no new cattle farm contract in 2013 as shown in the table below:

	2013	2012
	Q1 to Q3	Q1 to Q3	Difference in		Primarily due to
			$	%
Revenue

Cattle Farm
Consulting & Services	7,762,124	9,885,097	-2,122,973	-21%	Decrease in consulting work due to no new cattle
					farms being built in Q3 2013.
Sales of live cattle	11,660,991	1,262,184	10,398,807	824%	Increase in productivities derived from natural growth.
Sales of beef meats	-	105,298	-105,298		No meat being process in 2013, due to food safety regulation
					being enforced by the Government it was hard to find
					processing facility in Guangzhou City.
	19,423,115	11,252,579	8,170,536	73%
Gross Profits
Consulting & Services	3,034,962	6,024,283	-2,989,321	-50%

Sales of live cattle	3,499,480	864,923	2,634,557	305%
Sales of beef meats	-	8,385	-8,385	-100%
	6,534,442	6,897,591	-363,149	-5%

Corporate and others: Gross profit increased by $8,286,948 for the nine months ended September 30, 2013 from $0 for the nine months ended September 30, 2012. The reason for the increase is due primarily to part of the fishery segment’s sales in consulting services and trading of imported seafood being reallocated to this segment deriving profit accordingly.

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) decreased by $42,321 or 0.67% to $6,239,067 for the nine months ended September 30, 2013from $6,281,388 for the nine months ended September 30, 2012. The decrease was primarily due to decrease in wages and salaries payments paid for incentive compensation to our staff by the issuance of shares amounting to $1,333,556for the nine  months ended September30, 2012 compared to $271,800 for the nine months ended September 30, 2013, and included in the miscellaneous were payments for overseas professional services of $781,684 for the nine months ended September 30,2012 whereas payments for overseas professional services were billed under Office and corporate expenses instead of miscellaneous for the nine months ended September 30,2013.

Category	2013 Q1-Q3	2012 Q1-Q3	Difference
	$	$	$
Office and corporate expenses	1,986,403	1,406,241	580,162
Wages and salaries	1,409,818	2,279,780	(869,962)
Traveling and related lodging	54,330	63,081	(8,751)
Motor vehicles expenses and local transportation	121,597	59,638	61,959
Entertainments and meals	99,234	88,767	10,467
Others and miscellaneous	560,507	977,832	(417,325)
Depreciation and amortization	1,608,792	1,400,419	208,373
Sub-total	5,840,681	6,275,758	(435,077)
Interest expenses	398,386	5,630	392,756

Total	6,239,067	6,281,388	(42,321)

Depreciation and Amortization

Depreciation and amortization increased by $317,922 or 22.22% to $2,464,865 for the nine months ended September 30, 2013 from $2,146,943 for the nine months ended September30, 2012. The decrease was primarily due to the increase of depreciation by $674,889 to $995,408 for the nine months ended September 30, 2013 from depreciation of $320,519  for the nine months ended September 30, 2012, and the decrease of amortization by $356,967 to $1,469,457 for nine months ended September 30, 2013 from amortization of $1,826,424 for the nine months ended September30, 2012.

In this respect, total depreciation and amortization amounted to $2,464,865 for the nine months ended September 30, 2013, out of which amount, $1,608,792was booked under General and administration expenses and $856,073 was booked under cost of goods sold; whereas total depreciation and amortization was at $2,146,943 for the nine months ended  September 30, 2012 and out of which amount, $977,832 was booked under General and Administration expenses and $1,169,111 was booked under cost of goods sold.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $1,212,010 and $1,459,343 has been credited (charged) to operations for the nine months ended September 30, 2013 and 2012, respectively.

Part C. More detailed segment information and analysis of the financial statements for the Nine months ended September 30, 2013

This Part C discusses and analyzes certain items that we believe would assist our shareholders in obtaining a better understanding on the Company’s results of operations and financial condition:

 (A) Breakdown of Balance Sheet items (1) on total current assets:

	As of September 30, 2013	Note
	$
Cash and cash equivalents	9,588,415
Inventories	17,933,503	1
Cost and estimated earnings in excess of billings on uncompleted contracts	1,759,821
Deposits and prepaid expenses	84,856,620	2
Accounts receivable, net of allowance for doubtful debts	59,690,624	3
Other receivables	9,617,650	4
	183,446,633

Note (1): Breakdown of Inventories

As of September 30 2013
$
Sleepy cods Prawns and Eels	5,684,730
Harvested HU plantation	719,329
Bread grass	4,100,388
Beef cattle	1,037,967
Organic fertilizer	858,645
Forage for cattle and consumable	3,640,752
Raw materials for bread grass and organic fertilizer	1,198,784
Raw materials for HU plantation	692,908
Immature seeds	-
17,933,503

 Note (2) Breakdown of Deposits and Prepaid Expenses

	$
Deposits for
- purchases of equipment	1,025,161
- acquisition of land use right	7,826,508	2A
- inventory purchases	1,843,325
- aquaculture contract	4,719,101
- building materials	1,281,935
- proprietary technology	4,404,210
- construction in progress	29,173,167
Shares issued for employee compensation and oversea professional fee	133,744
Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies	33,541,840	2.B.
Miscellaneous	907,629
	84,856,620

Note (2A) Breakdown of Deposit for- acquisition of Land Use Right:

As of September 30, 2013, we have $7,826,508 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•
$3,182,180 (or RMB20,000,000) was for the full payment on June 6, 2012  for the Land Use Right by HSA of a block of land measuring 150 Mu (approximately 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress and is expected to be finalized officially on or before the end of year 2013 as such and in the interim prior to the Land Use Right being officially registered, this payment is recorded as Deposit and Prepaid Expenses.

•
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

•
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

•
The new block of land namely “Guangdong Lot 10 (referred to in our “Summary of Land Assets” of this report) is land zoned as “Industrial Land” that will be used by HST to expand its processing operation of the HU Plants and Immortal Vegetables and it has a tenure period of 10 years secured under a Management Right at the cost of RMB3,040,000 (equivalent to $490,322) that was fully paid; as such as at the period ended June 30, 2013 no additional deposit and prepayment was recorded.

Note (2.B) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies”:

Under account of	Segment of	Project name	Estimated total	Estimated time	Current status	Deposit & prepayments	Land Bank	% equivalent
Subsidiary			Asset value	of Acquisition	of Project	made as at 30.09.2013	or Built Up area	to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	1,673,885	5,000	31%

CA	Fishery	Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2014	in operation	11,682,680	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	8,627,218	120,000 developed 96,000 m2 undeveloped	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
						33,541,840

Note (3) Breakdown of Accounts Receivable:

	As of 30.09.2013
	Accounts receivable	Current	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$	$
Consulting and Service (from 6 contracts) totaling	21,872,041		3,585,722	11,510,923	4,357,906	2,417,490

Sales of Fish (from Farms and from imports)	19,637,245		15,487,510	715,718	-	3,434,017

Sales of Cattle and Beef Meats (from Enping Farm)	2,313,134		2,313,134	-	-	-

Sales of HU Flowers (Dried)	3,380,897		2,926,556	454,341	-	-

Sales Fertilizer, Bulk Stock feed and Cattle by SJYL	7,521,201		5,525,061	1,952,641	27,269	16,230

Sales Fertilizer from HSA	4,966,106		1,078,852	1,710,415	848,634	1,328,205

Total Accounts Receivable	59,690,624		30,916,835	16,344,038	5,233,809	7,195,942

Percentage of total population	100%		52%	27%	9%	12%

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

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices capped within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold over US$10.9 million in fish to the wholesalers during the 3rd quarter 2013, and as of September 30, 2013, accounts receivable of $0 was over 180 days. These debtors are wholesalers who are profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

Sales of dried HU flowers: The dried flowers were sold to wholesalers in line with our longer trading terms (e.g., up to 180 days) so as to offset their holding cost so that they could sell the dried flowers through the winter months (from December 2013 to June 2014 when the new season starts). We agreed with the wholesalers that they would buy our dried flowers as soon as we produce them. Therefore, we consider the receivables from the sales of dried HU flowers to be from wholesalers with a good track record and therefore provision for diminution in value is not required as collection is not in doubt. As shown in the table above, $4,966,107 sales revenues are derived from new season sales whereas all 2012 season’s sale was paid and collected.

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

Information on Concentration of credit risk of account receivables:

We had 4 major customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note2.26), only A and B are accounted for ten percent or more of our consolidated revenues  during the nine months ended September 30, 2013 shown in the table below:

	Nine months ended September 30 2013
	% of total Revenue	$	Total Revenue
Customer A	17.21%	31,015,135
Customer B	16.76%	30,202,616
Customer C	8.41%	15,156,147
Customer D	8.24%	14,849,780

	50.62%	91,223,678	180,215,777

Customer A is Guangzhou Wholesale market (Store 8) represented by Mr. Han Zhiqiang who distributes our live fish (or other live aquatic animals, e.g., prawns and eels) to other wholesalers at the Guangzhou Wholesale Fish Markets.  While there are over 300 live seafood wholesalers at the Guangzhou wholesale markets, about 30 of them in Mr. Han’s group of wholesalers handling the sales of our aquatic seafood. Furthermore, although we billed our live aquatic seafood sales to one wholesaler (Mr. Han) that did not mean that our live aquatic seafood was sold by one wholesaler. During the nine months period ended September 30, 2013, Transactions through Mr. Han had generated 17.21% of our total consolidated revenue (equivalent to $31,015,135 out of our total revenue of $180,215,777) derived from the sales of CA’s live aquatic seafood under the segment of Fishery.

Customer B is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”).CA was the consulting engineer responsible for the construction of WSC 1and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers which we bill our sales of seafood (including live and frozen seafood) to. APNW then distributes the seafood to other wholesalers in various cities in China. WSC 1 is situated ideally at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits during the nine months ended September 30, 2013.  As such, SIAF uses APNW’s permits for its import and export trades to be carried out in China. Transactions through WSC 1 had generated 16.76% of our total consolidated revenue (equivalent to $30,202,616 out of our total revenue of $180,215,777) derived collectively from the following segments of activities:

Customer B with				Nine months ended September 30, 2013
Name of company	Segments	Operation Division	Abbreviation name	% of total consolidated	Amount in
				Revenue	$
CA	Fishery	Consulting and Services	Wholesale Center (1)	0.98%	1,760,135
		Sales of fish (from Fish Farm 1)		2.48%	4,467,497
		Sales of fish / eels from Contract Growers		2.86%	5,161,377

SIAF	Corporate	Trading sales of seafood		10.44%	18,813,607
				16.76%	30,202,616

Customer C is one of our main agents, namely Mr. Zhen Runchi is the cattle wholesaler selling matured Cattle for MEIJI and also selling young Cattle to MEIJI.

Customer D is one of our main agents, namely Mr. Li Changfa, who distributes SJAP’s organic fertilizer, bulk livestock feed and concentrated livestock feed to our cooperative farmers and other regional farmers. During the nine months period ended September30, 2013, Mr. Li had transacted 8.24% of our total consolidated revenue (equivalent to $14,849,780 out of our total revenue of $180,215,777) derived from the sale of SJAP’s organic fertile, bulk livestock feed and concentrated livestock feed under the segment of Organic Fertilizer and Bread Grass.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during the nine months ended September 30, 2013:

	As of September 30, 2013		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	14.44%	8,621,742
Customer B	11.38%	6,792,173
Customer C	10.50%	6,266,461
Customer D	9.96%	5,946,496
	46.28%	27,626,872	59,690,624

Note4 Breakdown of Other Receivables:

	As of September 30, 2013	Note
	$
Cash advances paid as consideration to secure investments	5,542,587
Advanced to employees	461,893
Advanced to suppliers	3,327,138
Miscellaneous	286,033	4A

	9,617,650

Note 4A: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 100 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out at less than US$63,742 per member that in the management’s opinion is a normal ongoing season to season process deemed fair and equitable. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

(B). Breakdown of Balance Sheet Item (2) on Current Liabilities:

	As at September 30, 2013	Note
Current liabilities
Accounts payable and accruals	8,231,077	7
Billings in excess of cost and estimated earnings on uncompleted contracts	2,413,455
Due to a director	4,989,134
Other payables	10,824,617	8
Short term bank loan	2,439,818
Total current liabilities	28,898,101

Note 7. Accounts payables and accrued expenses clarification:

Our current trading environment to limited number of suppliers who will offer prolonged credit terms means that most purchases are paid for in cash or short credit terms (7 to 10 days), and in a way this allows us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $8,231,077 representing about 4.57% of total sales of $180.2 million for the reasons stated below:

Our main Account Payables during the nine months ended September 30, 2013 were generated from the following activities:
1.
We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of sales averaging52% and 31% for CA and SIAF, respectively derived from its respective C&S during the quarter.

2.
Implementation, supervision, training and associated management work and most of the building sub-contractors worked on sub-contract at fixed costs; consequently, thus profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned us excellent credibility with all of our suppliers and sub-contractors.

3.
Fish sales started gradually in late 2011, and the cost of sales averaged 47% and 63% in the three months ended June 30 and September 30, of 2013, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.

4.
Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish and the cost of sales was averaging 77% and 80% for the three months ended June 30 and September 30, of 2013, respectively; it is also customary in China to pay for the young live cattle by cash on deliveries. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaging 72%and 90% in the three months ended June 30 and September 30,of 2013, respectively. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.

5.
In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of JHMC, which is a very early stage company, especially in fertilizer manufacturing, such that prolonged credit term facilities have not been established for its purchase of raw materials.

6.
Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average 48% and 40% in the three months ended June 30 and September 30,of 2013. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note 8.Analysis of Other Payables:

As of September 30, 2013, we have other payables totaling $10,824,617, composed of the following:

Promissory notes amounting to $2,950,414 were issued to third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two years at interest free term. Promissory notes could be repaid either by cash or in shares of the Company or a combination thereof. If shares settle debt amounts, the respective share conversion rates will be determined by both parties at the time of settlement.

A grant of $2,408,101 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of September 30, 2013, as work in progress on the said project but it is not yet completed, the grant is recorded as other payables.

Other advances and miscellaneous   that were given by third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that do not have any promissory note or agreement but verbal understandings amounting to $5,466,102.

C. Breakdown of Income Statements (1) Segment Item – Revenue, Cost of Sales and Gross Profit (for the three months ended September 30, 2013):

Segments	Sales Revenue	% of total	Cost of sales	% of total cost	Gross Profit	Gross	Note
As of September 30, 2013	Q32013	Revenue	Q32013	of sales	Q32013	Profit
	$		$		$	%
Fishery Sector
CA
Consulting and Service	6,939,405	10%	2,703,461	6%	4,235,944	61%	a
Others in sales of Fish, Prawns and commissions etc.	19,764,839	28%	14,208,181	32%	5,556,658	28%	b

Sales of Fish							c
Cattle Farm Sector
MEIJI
Consulting and Service					-		d
Others in sales of cattle, meat and commission etc.	4,639,397	7%	3,974,942	9%	664,455	14%	e

Beef Organic fertilizer Sector
Qinghai Sanjiang A Power, HuangYuan, Xining
Fertilizer	2,839,360	4%	1,310,440	3%	1,528,920	54%	f
Bulk Live Stock Feed	2,835,561	4%	1,281,826	3%	1,553,735	55%	g
Concentrated Live-stock Feed and related products	3,490,520	5%	2,207,157	5%	1,283,363	37%	h
Cattle	8,164,934	12%	6,097,904	14%	2,067,030	25%	i
Hunan Shanghua A Power
Organic Fertilizer (ex-stocks)	2,198,582	3%	1,417,380	3%	781,202	36%	j
100% pure organic mixed fertilizer	905,996	1%	520,480	1%	385,516	43%	k
HU Plant Sector
Jiang Men HST	10,534,960	15%	4,832,794	11%	5,702,166	54%	l
Corporate Sector
SIAF					-
Consulting and Service	1,934,460	3%	565,574	1%	1,368,886	71%	m
Import and export sales	6,459,683	9%	5,464,433	12%	995,250	15%	n
others
Total	70,707,697	100%	44,584,572	100%	26,123,125

Note (a), (d) and (m) Consulting and Service

The table below highlights on general information of ongoing Consulting and Services of the quarter provided by Capital Award, MEIJI and SIAF respectively:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as at 30.09.2013
$
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July. 2010	Jun-11	$5.3 million	Fully operational

Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million	In operation

Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) 43% and Phase (4) not started.

Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started

Prawn Farm (3)	Xining City, Qinghai		Expanded to 10,560 m2	Phase (1)	41,122	Dec-14	Pending approval	10%

Wholesale Center (1)	Guangzhou City		5,000 m2	One Phase	41,030	March 2013	$3.2 million	in operation

Name of the developments	Location of development	Land area or Built up area	Estimated Capacity / year	Current Phase & Stage	Commencement date	Estimated completion date on or before	Contractual amount	% of completion as at 30.09.2013
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	Apr-11	Dec. 2011	$4.17 million	Fully Operational
Cattle Fram (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	Feb. 2012	March. 2014	$10.6 million	80%
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	Sept. 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	Sept. 2012	March. 2013	$5.28 Million	Completed

Whereas CA’s revenues (Note a) generated from its Consulting and Service Contracts (“C&S”) are normal resulting Gross Profit (“GP”)margin around its general standard of (38% to 45%), MEIJI’s GP margin (Note b) (at only 10%) is much lower than its general standard (of about 30 to 35%) due primarily to its work done during the quarter mainly consisting of the finishing work of the external roads that involved many sub-contractors who are registered in the panels of the Government that did not allow MEIJI to gain higher margins and at the same time, the heavy rainy weather of the quarter interrupted many working schedules arranged for the development of Cattle Farm 2 that involved extra costs and SIAF’s work (Note m) performed during the quarter on the development and construction of restaurants and wholesale centers involved much work that was carried out by our own departments resulting in much higher GP margins (69%) for the quarter than our normal standard (recorded at average of 45 to 55%), as such we are expecting that the GP margins will be adjusted and vary from quarter to quarter as the work progresses.

Notes (b, c, e, f, g, h, i, j, k, l, n, and o), specifically analysis of Fish sales of Capital Award (Fishery) MEIJI, sales of SJAP & HSA (Beef, & organic fertilizer), sales of JHST (HU Plantation), and SIAF (Corporate) providing detailed information on all sales receivables are shown in Table below:

Segments	Corresponding	Sales Revenue	Corresponding derivation details and information
As of September 30, 2013	Notes	Q32013	Quantity	Units	Unit Price	Average	amount	Specification
		$			$	Weight	$
Fishery Sector
CA
Consulting and Service	a. (See above)	6,939,405
Sales of live seafood	b & C	19,764,839
Sleep Cod			453	MT	15.9 / Kg	0.5 Kg & above	7,212,375	Marketable (From 500 g upward)
Sleepy cod			580,122	Pieces	4.83 / Piece	150 g & larger	2,801,989	Small fish or fingerling
Dark Ring Circle Eels			413	MT	18.85 / Kg	1.5 Kg & Larger	7,790,875	Marketable (From 1.5 kg / piece upward)
Flower Pattern Eels			380,000	Pieces	1.62 / Piece	200 g & larger	615,600	Small eels or fingerling
Prawns			112	MT	12 / Kg	75pieces & larger	1,344,000	Marketable (from 75 pieces / kg & upward)
							19,764,839
Cattle Farm Sector
MEIJI
Consulting and Service	(d). See above
Sales of live cattle	e	4,639,397	1,500	head	5.33 /kg	580 Kg/head	3093/head	Below 24 months old beef cattle

Beef Organic fertilizer Sector
Qinghai Sanjiang A Power, HuangYuan, Xining
Fertilizer	f	2,839,360	16,366	MT	173.49 / MT	25kg/bag		General pasture crop fertilizer
Bulk Live Stock Feed	g	2,835,561	18,162	MT	156.13 / MT	100kg/bag		9% protein bulk feed
Concentrated Live-stock Feed	h	3,490,520	8,429	MT	414.11/ MT	20 kg/bag		Formulated concentrated feed
Cattle	i	8,164,934	2,600	Heads	5.7 / Kg	550 kg/head	3140/head	Below 24 months old beef cattle
Hunan Shanghua A Power
Mixed Organic Fertilizer	j	2,198,582	8,578	MT	260 / MT	25 kg/bag		General purpose Organic mixed fertilizer

Segments	Corresponding	Sales Revenue	Corresponding derivation details and information
As of September 30, 2013	Notes	Q32013	Quantity	Units	Unit Price	Average	Average	Specification
		$			$		$
HU Plant Sector
Jiang Men HST	l	10,534,960
Dried Flowers
own farm			429	MT	12,257 / MT	23.6 million pieces	5,258,253	averaged 55 pieces of fresh flowers per
External farms			328	MT	12,257/MT	18.04 Million pieces	4,020,296	kg. of dried flowers
Fresh Flowers			7,309,407	Pieces	0.15 / piece	200g / piece	1,096,411
Other value added flower products			20,000	Kg	8 / Kg		160,000	Value added packs
							10,534,960
Corporate Sector
SIAF
Consulting and Service	(m). See above	1,934,460
Import and export sales	n	6,459,683
Cattlefish, Squids & mixed seafood			90,016	Kg	7.43 / Kg	4 x 40'	668,942	Mixed sizes (Frozen) Mainly via Malaysia
Salmon			96,000	Kg	12.61 / Kg	4 x 40'	1,210,176	Large (Frozen) mainly via Chilean agent
Live Mud Crabs			132,000	Kg	12.91 / Kg	10 Kg / box	1,704,753	Live (Large - from 05 Kg each) from Madagascar
Live Flower Pattern Eels			132,000	Kg	21.79 / Kg	10 Kg / box	2,875,812	Live (from 1 Kg / Piece & upward) Madagascar
others							6,459,683
Total		70,707,697

Income Taxes
There was no income tax payable in nine months ended September 30, 2013 or 2012. In compliance with US Treasury Internal Revenue Service code, the Company will file an annual return reflecting its fiscal 2013 audited financials; this required regardless of its tax exemption as a result of its operating income wholly contained in China, i.e. no income generated through operations in the United States. Amendments will be filed for previous years, as well, as recommended by our current auditor to allay concerns or problems resulting in penalties, fines, etc. from failure to comply.

Off Balance Sheet Arrangements:

None.

Other Significant Factors That May Affect Cash/Liquidity:

Inflation factors affecting operations:

On the surface the Government’s anti-inflationary measures seemed to be working during the nine months ended September 30, 2013. However, management remains concerned since most of the building material, cost of labor and essential consumer goods are still rising at a higher rate than GDP. Its impact on consumer spending has not seemed to materialize, though, with growth in spending maintaining an upward trajectory.

As of September 30, 2013, the Company had no other significant transactions that may affect our cash/liquidity other than those mentioned in this Quarterly Report.

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

Liquidity and Capital Resources

As of September 30, 2013, we had unrestricted cash and cash equivalents of $9,588,415, (see notes to the consolidated account), and our working capital as of September 30, 2013 was  $154,548,532.

As of September 30, 2013, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short Term Bank Loan		$2,439,818
Bonds payable		$975,000
Long Term Debts	$0	$0	$178,920	$0	$0
Promissory Notes Issued to third parties	$2,950,414

Cash provided by operating activities totaled $38,065,409 for the nine months ended September 30, 2013. This compares with cash provided by operating activities$10,291,120   for the nine months ended September 30, 2012. The increase in cash flows from operations primarily resulted from net cash provided by net income for the period after adjustments of non- cash items.

Cash used in investing activities totaled $36,172,595 for the nine months ended September 30; 2013.This compares with cash used in investing activities totaling $8,843,511 for the nine months ended September 30, 2012. The increase in cash flows used in investing activities primarily resulted from payment for construction of $31,494,031 for the nine months ended September 30, 2013 as compared with payment for construction of $2,317,082for the nine months ended September 30, 2012.

Cash used in financing activities totaled $(1,353,533) for the nine months ended September 30, 2013. This compares with cash from financing activities totaling $4,435,593 for the nine months ended September 30, 2012. The decrease in cash flows provided by investing activities is primarily due to no non-controlling interest contribution for the nine months ended September 30 2013 whereas there were non-controlling interest contributions of $2,993,186 for the nine months ended September 30, 2012 and also due to there was short-term loan of $1,577,038 being repaid during the nine months ended September 30, 2012 whereas there is no such repayment during the nine months ended September 30, 2013.

Sales of unregistered shares:

The Table below shows the sales of shares and equity changes during the three months ended September 30, 2013:

Date		Issurance of	Price / share	Consideration	Investors
		shares		received	Number of Persons / Entities
		# of shares	US$	US$	Non-USA	USA

As at 30.06.2013	Opening Balance	120,173,828		96,413,610	241	5,138

02.07.2013	Shares issued for workers' entitlements	297,209	0.45	133,744	21

05.07.2013	Debt Settlements	1,865,297	0.46	850,000	1

15.07.2013	Debt Settlements	1,323,222	0.45	600,000	1

02.08.2013	Debt Settlements	1,843,000	0.37	680,000	1

12.08.2013	Debt Settlements	1,587,500	0.40	635,000	1

05.09.2013	Debt Settlements	1,473,710	0.38	562,000	1

As at 30.09.2013	Total Issued and outstanding shares	128,563,766		99,874,354	267	5,138

Total issuance for the three months ended September 30 2013 is 8,389,938 shares for received consideration of $3,460,744 and out of which 297,209 shares were issued at $0.45 / shares for workers’ entitlements for $133,744 with the balanced 8,092,729 shares were issued to settle debts of $3,327,000 at an average of $0.405 / shares.
There are 128,563,766 total issue and outstanding shares.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

During the period covered by this quarterly report, we issued an aggregate of 8,389,938 shares of our common stock. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Section 4(2). Of these shares, 8,092,729 were issued in consideration for extinguishment of debt in the aggregate amount of $4,327,000 based on a price of the common stock at values ranging from $0.37 to $0.46 per share.  In addition, we sold 133,744 shares to our 21 of our employees for aggregate consideration of $133,744.  None of the recipients of the shares issued during the period covered by this report was a US person.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer +
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

+filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

November 18, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 18, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

November 18, 2013	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Marketing Officer and Director

November 18, 2013	By:	/s/ CHEN BORHANN
Chen BorHann
Corporate Secretary and Director

November 18, 2013	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

November 18, 2013	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg
Director

