Form 10-Q/A
period 2013-09-30
Sino Agro Food, Inc.
filed 2013-11-20
CIK 1488419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No.1 to
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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Form 10-Q for the quarter ended to correct certain inaccuracies that appeared on the balance sheet of the original filing made November 18, 2013.  Other than the revised balance sheet, no changes have been made to the original filing.

TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

F - 1

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY FINANCIAL REPORT

PAGE

CONSOLIDATED BALANCE SHEETS	F - 3

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	F - 4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F - 6 - F - 41

F - 2

SINO AGRO FOOD, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$9,588,415	$8,424,265
Accounts receivable, net of allowance for doubtful accounts	59,690,624	52,948,350
Inventories	17,933,503	17,114,755
Cost and estimated earnings in excess of billings on uncompleted contracts	1,759,821	2,336,880
Deposits and prepaid expenses	84,856,620	47,308,857
Other receivables	9,617,650	5,954,248
Total current assets	183,446,633	134,087,355
Property and equipment
Property and equipment, net of accumulated depreciation	37,984,694	19,946,302
Construction in progress	41,579,898	24,492,510
Land use rights, net of accumulated amortization	56,253,797	55,733,246
Total property and equipment	135,818,389	100,172,058
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	7,813,958	8,114,624
License rights	1	1
Total other assets	8,538,899	8,839,565
Total assets	$327,803,921	$243,098,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,231,077	$5,762,643
Billings in excess of costs and estimated earnings on uncompleted contracts	2,413,455	2,790,084
Due to a director	4,989,134	3,345,803
Dividends payable	-	951,308
Other payables	10,824,617	6,654,478
Short term bank loan	2,439,818	3,181,927
	28,898,101	22,686,243
Non-current liabilities
Deferred dividends payable	3,146,987	3,146,987
Bonds payable	975,000	-
Long term debts	178,920	175,006
	4,300,907	3,321,993
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 0 share issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)
Series A preferred stock: $0.001 par value
(100 shares designated, 100 shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively)	$-	$-
Series B convertible preferred stock: $0.001 par value)
(10,000,000 shares designated, 7,000,000 and 10,000,000 shares issued and
outstanding) as of September 30, 2013 and December 31, 2012, respectively)	7,000	10,000
Series F Non-convertible preferred stock: $0.001 par value)
(1,000,000 shares designated, 0 shares issued and outstanding)
as of September 30, 2013 and December 31, 2012, respectively)	-	-
Common stock: $0.001 par value
(130,000,000 shares authorized, 128,563,766 and 100,004,850 shares issued
and oustanding as of September 30, 2013 and December 31, 2012, respectively)	128,564	100,005
Additional paid - in capital	103,906,407	91,216,428
Retained earnings	153,326,794	103,864,308
Accumulated other comprehensive income	5,795,406	3,868,274
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	261,914,171	197,809,015
Non - controlling interest	32,690,742	19,281,727
Total stockholders' equity	294,604,913	217,090,742
Total liabilities and stockholders' equity	$327,803,921	$243,098,978

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

	September 30, 2013	December 31,2012

Cost (Note)	$60,325,199	$58,630,950
Less: Accumulated amortisation	(4,071,402)	(2,897,704)
Net carrying amount	$56,253,797	$55,733,246

Note Fiscal year	Expiry date	Location	Cost

Balance at 1.1.2012			$57,845,573
2012	2051	Xining city, Qinghai Province, PRC	528,240
	Exchange adjustment		257,137
Balance at 12.31.2012			$58,630,950
2013	2023	Enping City, Guangdong Province, PRC.	489,904
	Exchange adjustment		1,204,345
Balance at 09.30.2013			$60,325,199

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

SINO AGRO FOOD, INC.

November 20, 2013	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

