Form 10-K
period 2013-12-31
Sino Agro Food, Inc.
filed 2014-04-11
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number: 000-54191

SINO AGRO FOOD, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1219070
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

Room 3801, Block A, China Shine Plaza

No. 9 Lin He Xi Road

Tianhe District, Guangzhou City, P.R.C. 510610

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, including area code: (860) 20 22057860

Copies to:

Marc Ross, Esq.

Henry Nisser, Esq.

Sichenzia Ross Friedman Ference, LLP

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 28, 2013, based upon the $0.355 per share closing price of such stock on that date, was approximately $25,883,141.

There were 153,692,043 shares of common stock outstanding as of April 7, 2014.

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

ITEM 1.          BUSINESS

In this Annual Report, unless the context requires otherwise, references to the “Company,” “Sino Agro” “we,” “our company,” “our” and “us,” refer to Sino Agro Food, Inc., a Nevada corporation together with its subsidiaries.

Sino Agro Food, Inc.

SIAF is an agriculture technology and natural food holding company with principal operations in the People’s Republic of China. The Company acquires and maintains equity stakes in a cohesive portfolio of companies that SIAF forms according to its core mission to produce, distribute, market and sell natural, sustainable protein food and produce, primarily seafood and cattle, to the rapidly growing middle class in China. SIAF provides financial oversight and strategic direction for each company, and for the interoperation between companies, stressing vertical integration between the levels of the Company’s subsidiary food chain. The Company owns or licenses patents, proprietary methods, and other intellectual properties in its areas of expertise. SIAF provides consulting and services to joint venture partners to construct and operate food businesses, primarily producing wholesale fish and cattle. Further joint ventures market and distribute the wholesale products as part of an overall “farm to plate” concept and business strategy.

Revenues by division were as follows (in millions of U.S. dollars):

Division	2012	2013
Fisheries	$86.3	$107.6
Beef	14.2	32.4
Cattle	17.0	67.7
Plantation	11.9	22.8
Corporate, Marketing & Trading		30.9
Total	$138.6	$261.4

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

For two years, the Company operated in the dairy segment. We sold our dairy business in December of 2009. We determined that the dairy industry had poor fundamentals in that it was manipulated and controlled by a few value-added manufacturers who obtained a majority of their raw milk from various regional dairy farmers of the country who received very little value yet were expected to deliver high quality milk. As a result, small dairy farmers were essentially forced to use chemicals in their milk to bring up the milk’s protein level. In our opinion, this state of affairs led to the downfall and collapse of the Chinese dairy industry in 2010. After the sale of our dairy business, we instituted and began to implement our five year plan to develop the vertically integrated business operations consisting of (i) cattle fattening and production of beef products and (ii) cultivation of fish and prawn and related products.

Corporate Acquisitions

On September 5, 2007, we acquired two businesses in the People’s Republic of China (“PRC”):

(a) Tri-Way Industries Ltd., Hong Kong (“TRW”) (formerly known as Tri-way Industries Limited), a company incorporated in Hong Kong; and

(b) Macau EIJI Co. Ltd., Macau (“MEIJI”) (formerly known as Macau Eiji Company Limited), a company incorporated in Macau, and the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a PRC corporate Sino Foreign joint venture.

On November 27, 2007, MEIJI and HST established a corporate Sino Foreign joint venture, Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd, China (“JHST”) (formerly known as Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd.), a company incorporated in the PRC with MEIJI owning a 75% interest and HST owning a 25% interest. HST was dissolved in 2010.

In September 2009, we formed a 100% owned subsidiary in Macau, A Power Agriculture Development (Macau) Ltd., China (“APWAM”) (formerly known as A Power Agro Agriculture Development (Macau) Limited). APWAM presently owns 45% of a corporate Sino Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”). SJAP is engaged in the business of manufacturing bio-organic fertilizer, livestock feed and development of other agriculture projects in the County of Huangyuan, in the vicinity of the Xining City, Qinghai Province, PRC.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City A Power Prawn Culture Development Co. Ltd., China (“EBAPCD”) (formerly known as Enping City Bi Tao A Power Fishery Development Co., Limited), which is incorporated in the PRC. TRW initially owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiangmen City A Power Fishery Development Co. Ltd, China (“JFD”) (formerly known as Jiang Men City A Power Fishery Development Co., Limited) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, we had invested $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, we acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, we acquired an additional 25% equity interest in JFD for the amount of $1,702,580. We presently own a 75% equity interest in JFD and control its board of directors. As of September 30, 2012, we had consolidated the assets and operations of JFD.

On April 15, 2011, MEIJI applied to form Enping City A Power Beef Cattle Farm 2 Co. Ltd., China (“EAPBCF”) (formerly known as Enping City A Power Cattle Farm Co., Limited), all of which we would indirectly own a 25% equity interest in as of November 17, 2011. On September 13, 2012 MEIJI formed Jiangmen City Hang Mei Cattle Farm Development Co. Ltd., a company incorporated in the PRC (“JHMC”) (formerly known as Jiang Men City Hang Mei Cattle Farm Development Co., Limited) in which it owns 75% equity interest with an investment of $3,636,326, while withdrawing its 25% equity interest in ECF. As of September 30, 2012, we had consolidated the assets and operations of JHMC.

Our Business Model

The Company works together with joint venture partners to form operating companies, in which we acquire equity interest. After a certain period of time and successful operating results, the Company and its joint venture partners will form a ‘“Sino Foreign Joint Venture Company (“SJVC”). Prior to the formal naming, registration, and incorporation of an anticipated SJVC, SIAF would prepay a deposit toward the consideration of its future SJVC as a percentage of the assets of the fully developed farm, based on cost. Upon formal incorporation, the pre-payments become equity capital.

Incorporated companies are joint ventures managed at a local operations level by joint venture partners, and overseen by SIAF.

The Company embarked upon a five-year phased growth plan in January, 2010. This plan targeted accruing net assets of approximately $500 million by the end of February, 2015. As of December 31, 2013, our net tangible book value stood at $ 318,790,976. Nearly all of these assets have come from, and are anticipated to come from, internally generated income and grants.

We believe that income from operations will fulfill our targeted net assets. Expansion of existing joint venture operations, as well as increases in equity stakes in SJVC’s that will be incorporated progressively through the end of 2014, are expected to add to net assets. As has been our history, the quarterly increase in net assets is itself expected to grow each quarter in 2014; however there is no guarantee that this will be achieved.

Background

After successfully developing many aquaculture fishery farms, cattle farms and related business operations (along with sales and marketing of produce and products) in Australia and Malaysia since 1998, SIAF’s management team introduced our business activities in China in 2006. We are an engineering and consulting company that specializes in building and operating agriculture and aquaculture farms.

To accomplish this, we use our expertise and know how in specific agriculture and aquaculture technologies. Our “A Power Re-circulating Aquaculture System,” sometimes referred to herein as “APRAS,” is a patented and proven technology for indoor fish farming. We have developed modern techniques and technologies to grow, feed and house both fish and cattle. These are engineered into the designs of, and the management systems for, indoor and outdoor fishery and cattle farms. Our experience managing crops, and employing technologies, including hydroponic, to work within climate and growing conditions optimizes production of organic, green and natural agricultural produce.

In all of our developments we have acted as the master engineer, pioneering the construction and building of farms, from raw land into fully operational facilities. We complete the construction and building of infrastructure including staff quarters, offices, processing facilities, storage, and all related production facilities. Our management teams are responsible for developing all business activities into effective and efficient operations.

In just a few years, SIAF has matured into a company dedicated to the agriculture and aquaculture industry in China. We currently maintain operation of our HU Plantation as well as our services in engineering consulting, specializing in the development of two major products, namely meat derived from the rearing of beef cattle and seafood derived from the growth of fish, prawns, eel and other marine species.

Revenues are generated from activities that we divide into five stand-alone business divisions or units: (1) Fishery, (2) Cattle, (3) Organic Fertilizer, (4) HU Plantation, and (5) Marketing and Trading. This fifth and newest division, “Marketing and Trading” represents our strongest push to vertically integrate the Company’s operations, furthering the Company’s overall “farm to plate” concept.

Four major customers for the Marketing and Trading unit accounted for 51.49% of consolidated revenues during the fiscal year ended December 31, 2013. Two of those customers accounted for 33.11% of consolidated revenues, approximately evenly split.

Our largest customer represents a group of thirty separate live seafood wholesalers at the Guangzhou wholesale markets. Our second largest customer is WSC1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd. (“APNW”). Capital Award was the consulting engineer responsible for the construction of WSC1 and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers to whom we bill our sales of seafood. APNW then distributes the seafood to other wholesalers in various cities in China.

The Company holds patents and licenses for fertilizer formulas and for indoor fish farm techniques. We hold a “master license” in China for “A Power Technology” (“APT”), a modular on-land fish growing system and technology based on a re-circulating aquaculture system (“RAS”).

The Company’s SIAF Division (also called “Corporate and Other” or “Marketing and Trading”), plus our wholly owned subsidiaries Capital Award Inc. (“CA”), Macau EIJI Company Ltd. (“MEIJI”), and Tri-way Industries Ltd. (“TRW”) generate revenues from two main activities: “Engineering and Consulting Services” and “Marketing and Sales of Food Products.” Engineering and Technology Services are awarded via Consulting and Service Contracts (“CSC’s”) for the development, construction, supply of plants and equipment, and management of farms and related business operations (including fish, prawn, cattle, and plantation).

General standard principal terms and conditions for Farm Development Consulting and Service Contracts are outlined below:

•	The Contracting parties: SIAF subsidiary is the consulting and service provider (turnkey contractor). The China businessmen and investor group is the Developer of the Project.
•	Development schedules for the project.
•	Responsibilities and obligations of the parties: SIAF subsidiary is to build the project (including development of its business operation) using our technology, systems, know-how, and management expertise and systems for and on behalf of the Developer such that the Developer is responsible to pay SIAF subsidiary for its work (including sub-contractors and suppliers appointed by SIAF) in a timely manner (normally a 60 days term).
•	Provisions allow SIAF subsidiary to select and appoint sub-contractors and suppliers.
•	Extra work and additional work and extra cost provisions.
•	Warranty and limitation of liabilities.
•	Scope of work and lists of supplies (including all plant and equipment).
•	Installation, training and commissioning of the developments and business operation.
•	Granting to SIAF subsidiary the right of management of operation, and marketing and sales of the produce and products from the farm’s operation.

These SIAF subsidiaries generally have exclusive marketing, sales and distribution rights to each subsidiary’s respective proprietary technologies, patents, licenses, and intellectual property relating to their subject matter expertise (e.g., cattle, aquaculture, plantation farming). For example, CA purchases all marketable fish and prawns from the farms and in turn sells them to wholesale markets. CA also supplies the farms with fingerling, baby or adult fish or prawns and stock feed. MEIJI operates similarly with the cattle that are grown by JHMC.

Land Ownership in China

In China, nearly all land is owned by the Central Government or local Village Collectives, which grant “usufructuary” rights (i.e., the right to use and enjoy the derived benefits for a period of time) in the form of Land Use Rights (LUR). This is akin to “leasehold” land rights in the United States. Corporate entities and individuals may own the property (buildings) erected on Government land.

Land Use Rights may be transferred, but they are based on agricultural contracts, and cannot be changed arbitrarily to non-agricultural purposes.

OTC BB: SIAF

Sino Agro Food, Inc. became a fully reporting company in 2011, with the effectiveness of its Form 10, which led directly to its current Over the Counter Bulletin Board (OTC BB) quotation.

Business Overview and Introduction

We introduced our business activities in China in 2006 as an engineering consulting company that specializes in building agriculture and aquaculture farms and the development of related business operations. We use our expertise and know-how in specific agriculture and aquaculture technologies, including:

•	Our A Power Re-circulating Aquaculture System and related technology
•	Our cattle growing, feeding and caring technology
•	Design engineering , construction, project management, business operations and information systems for indoor and outdoor fishery and cattle farms and hydroponic vegetable farms, adaptable to various climate and growing conditions
•	Producing organic, green and natural agriculture produce
•	Ongoing operational management, including sales and marketing, for aquaculture fishery farms, cattle farms, produce farms, and products. We performed all these business functions successfully in Australia and Malaysia since 1998.

In all of our developments, we were and continue to be the master engineer pioneering the construction and building of farms from raw land into fully operational facilities. This covers the construction and building of infrastructure including:

•	staff quarters
•	offices
•	processing facilities
•	all production facilities
•	storage
•	infrastructure, including roads

In each development, we provide the related management teams responsible for leading all business activities into effective and efficient operations.

In the past few years, our company has matured into a company dedicated to the agriculture and aquaculture industry. We have made early inroads to all levels of business in our supply chain. Our revenues are mainly derived from seafood and beef, along with fertilizer, livestock, the HU Plantation, and our services in engineering consulting. We divide our activities into five standalone business divisions or units: (1) Fishery, (2) Cattle, (3) Organic Fertilizer, (4) HU Plantation and (5) Marketing and Trading.

Our LawZi Prawns

CHARTS AND TABLES

The following exhibits provide overview information about our Company:

(1) Exhibit 1 contains two organization charts. Chart 1(a) reflects our Group Corporate Structure as at December 31, 2013. Chart 1(b) indicates the prospective structure of our “Unincorporated Project Companies.” These are future SJVC’s that are not yet officially formed, but are operational. The Company paid deposits (for a percentage of equity) as consideration toward their respective acquisitions pending formation of corresponding SJVC’s. Official formations are scheduled in 2014 and 2015.

(2) Exhibit 2 is a table that indicates the abbreviations of the names of our companies.

(3) Exhibit 3 is a map that shows the location of the Company’s businesses in China.

(4) Exhibit 4 is a table that defines the activities of the Company’s business units.

Exhibit 1, Chart 1(a) represents our group organization structure:

Exhibit 1, Chart 1(b) shows how our unincorporated companies fit into our corporate structure:

Exhibit 2: Abbreviated Names of the Entities

Incorporated Companies

#	Abbreviation	Names of Entity	Date Formed

1	SIAF	Sino Agro Food, Inc.	1974

2	CA	Capital Award Inc.	2003

3	MEIJI	Macau EIJI Company Ltd.	2005

4	APWAM	A Power Agro Agriculture Development (Macau) Ltd.	2007

5	TRW	Tri-way Industries Ltd. (Hong Kong)	2009

6	CS	Capital Stage Inc.	2003

7	CH	Capital Hero Inc.	2003

8	JHST or HU Plantation	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	2009

9	JHMC or Cattle Farm 1	Jiangman City Hang Mei Cattle Farm Development Co. Ltd.	2012

10	SJAP	Qinghai Sanjiang A Power Agriculture Co. Ltd.	2009

11	JFD or Fish Farm 1	Jiangmen City A Power Fishery Development Co. Ltd.	2011

12	HSA	Hunan Shenghua A Power Agriculture Co. Ltd.	2011

13	SIAFS	Sino Agro Food Sweden Aktiebolag	2013

Unincorporated Project Companies

#	Abbreviation	Names of Entity	Date Formed

14	APNW or Wholesale Center 1	Guangzhou City A Power Nawei Trading Co. Ltd. China	2012

15	ZSAPP or Prawn Farm 2	Zhongshan A Power Prawn Culture Farms Development Co. Ltd. China	2012

16	EBAPCD or Prawn Farm 1	Enping City A Power Prawn Culture Development Co. Ltd. China	2011

17	EAPBCF or Cattle Farm 2	Enping City A Power Beef Cattle Farm 2 Co. Ltd. China	2011

18	Fish & Eel Farm 2	XinHui City Gao A Power Aquaculture Fishery Development Co. Ltd.	2011

All “Unincorporated Project Companies” are private companies formed in China with Chinese citizens acting as their legal representatives as required by Chinese law. These companies’ names will be changed in accordance with the names granted by the relevant authorities once their corresponding SJVC have officially been formed. As of the date of this Annual Report, we do not own any equity stake in any of these Unincorporated Project Companies. However, we have paid certain amount of pre-payments as deposits toward part of the respective consideration required for the purchase of respective future SJVC, and the corresponding payments made are equal to the % of equity stakes being paid for in the respective future SJVC.

Exhibit 3: Map of the Company’s Entities in China

Exhibit 4: Business Activities of the Company’s Entities

Abbreviation	Business Activities
SIAF	Engineering consulting (in general types of developments), business management, trading, sales and marketing

CA	Engineering consulting (mainly in development of fishery), management of fishery operations, marketing and sales of fishery produces and products.

MEIJI	Engineering consulting (mainly in cattle farming and vegetable farming), management service and marketing and sales of cattle and related products.

APWAM	Holding Company

TRW	Holding Company and holder of technology licenses.

CS	Dormant

CH	Dormant

JHST or HU Plantation	HU Plantation, Immortal Vegetable farming, processing and sales of produces and products.

JHMC or Cattle Farm 1	A demonstration farm for growing cattle in a semi-tropical climate.

SJAP

Existing activities:

Manufacturing of organic fertilizer, bulk and concentrated livestock feed, and rearing of cattle and cooperative farming

Slaughter and de-boning of cattle and value added processing of beef products

Expected added activities by 2014: Manufacturing of Enzyme

Electricity generation via Marsh Gas Station

JFD or Fish Farm 1	Growing of fish (sleepy cod species), eels (Flower Pattern species) and prawns.

HSA	Existing Activities Manufacturing of organic fertilizer, 100% pure organic mixed fertilizer and lake fish farming organic fertilizer. Expected added activities by 2014: Cattle farming

SIAFS	Various support and service to parent company, asset management, finance, consulting and provision of services in agriculture and aquaculture, marketing and sale of agricultural products, consultancy for business development in China, and related business.

Business Activities of the Unincorporated Project Companies

Notes:

Abbreviation	Business Activities

Wholesale Center 1 or WC1	Marketing, sales and distribution of seafood and meats and related products.

ZSAPP or Prawn Farm 2

Hatchery and Nursery operation of prawns, production started from Q2 2012

Growing of prawns using open-dams applying re-circulating filtration systems, with production started from Q3 2013, although construction work is still in progress.

EBAPCD or Prawn Farm 1	Growth of prawns, production starting in Q3 2013

EAPBCF or Cattle Farm 2	By year 2014 - Cattle Growing.

Fish & Eel Farm 2	Growing fish, eels and prawns. Production to start in 2014, although construction is on-going.

“Unincorporated Project Companies” are private companies formed in China with Chinese citizens acting as their legal representatives as required by Chinese law. These companies’ names will be changed in accordance with the names granted by relevant authorities once their corresponding SJVC are formed officially. As of the date of this Annual Report, we do not own any equity stake in any of these Unincorporated Project Companies. However, it means that we have paid certain pre-payments as deposits toward part of the consideration required for the purchase of respective future SJVC, and the corresponding payments made are equal to the % of equity stakes being paid for in the future SJVC.

Our operations and assets in the PRC may be subject to significant political and economic uncertainties. Government policies are subject to rapid change; the government of the PRC may adopt policies that have the effect of hindering private economic activity and greater economic decentralization. All of the Company’s land use rights are related to allocated land. The local government authorities have granted such land use rights to us for free, or at a discounted levy rate given our contribution to the development of the local economy. Discounted rates could change. Because Chinese law governs almost all of our material agreements, we cannot assure you that we will be able to enforce our legal rights within China or elsewhere. Chinese law governs almost all of our material agreements. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. It could be difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China. Substantially all of our assets will be located in the PRC and all of our officers and all but one of our directors reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights.

Note on Our Usage of “Prawns” and “Prawn Fingerlings”

Prawns: In this Annual Report, we use “prawns” to represent any prawns or shrimp of all species and sizes.

Prawn Fingerlings (or prawn fries): In this Annual Report, we refer to “prawn fingerlings” of all species including our Mexican White Shrimp (baby shrimp that are 7 to 10 days old after hatching) and our LawZi River Prawns (baby prawns that are 21 to 28 days old after hatching).

Dates

Our fiscal quarters are aligned to the calendar year, so that in this Annual Report we often refer to dates in a quarterly format (i.e., Q1, Q2, Q3 and Q4) along with the year. Q1 represents January through March, Q2 means April through June, Q3 refers to July through September, and Q4 means October through December.

Summary of Business Information, Operation Models, Technologies, Produce and Products:

Our Sino Foreign Joint Venture Companies (“SJVC’s”)

There are two methods that we use to obtain our SJVC’s in China;

•	The first approach is to pay for our entire share of capital expenditures and associated costs (including establishment and development cost) and applying for the formation of the SJVC starting from day one. A Sino Joint Venture Agreement (or Memorandum of Understanding) is usually executed in advance bearing corresponding terms and conditions agreed by the joint venture parties.

Examples: SJAP, JHST and HSA

•	The second method involves us acquiring the entity only after its business operation has been developed and started to generate revenues; in this case, we would have determined that the particular operation would be beneficial to the Company in all aspects, and thereafter we would apply for the formation of its SJVC:

Examples: JHMC and JFD.

This method is typically used in connection with projects that we built and developed for our Chinese investors such that these Joint Venture Agreements bear standard terms and conditions in which the investors agree to:

1.	Appoint us as their Consulting Engineer, granting the right for us to appoint local qualified sub-contractors to build/construct the farms, and local suppliers to supply all plant and equipment and related parts and components of the farms;
2.	Give us full management rights on the construction and development of the farm, and the full rights to manage business operations of the farm afterward, as well as appoint us to be sole marketing and distribution agent of the farm for the sales and marketing of the farm’s produce and products;
3.	Pay for all construction and development costs in accordance with the terms and conditions of our consulting servicing contracts for acting as their consulting engineer;
4.	Agree to incorporate a SJVC, in the event that we decide to acquire the developed farm and related business operations, in which the SJVC will acquire all assets and liabilities of said farm and business, and allow us the option to take up to 75% of the SJVC at 100% net asset value of the SJVC while the investors keep 25% of the SJVC; and
5.	Agree to appoint us as the management of operation of the farm for a minimum period of 15 years in the event we decide not to acquire the developed farm and related business operation.

Our Employees

This table lists the number of our employees by job classification and business division, as of the date of this Annual Report:

Abbreviation of Business Division	Managers	Skilled	Unskilled	Casual	Total

SIAF, including CA, MEIJI, APWAM, TRW, CS, CH	12	15	3	0	30

JHST	5	18	83	100	206

JHMC	2	2	12	16	32

SJAP	16	26	60	150	252

JFD	2	6	6	0	14

HSA	5	5	12	6	28

Total	42	72	176	266	556

Cooperative Farmers

Our Cooperative Farming Model provides us with an intermediary supply pipeline so we can ramp up our production at lower marginal cost to our operations, albeit on favorable trade terms from us.

Our strategy is to identify agriculture projects with strong growth potential linked to sales demand where small farmers lack commercial scale and expertise, and where they benefit with our strategic alliance approach. This provides a mutually beneficial outcome for local small farmers who cooperate with us as an intermediary to produce the goods to supply our farms. We also work with local governments, and with their help we introduce and initiate Farmers Cooperatives, such as in Huangyuan County, Xining City. This concept of strategic alliance with smallhold farmers under a Cooperative Farming Model is based on the following key characteristics and value enhancers:

1.	Once we have completed our assessment of the ability of the regional farmers to grow crops and pastures for us as our nominated contractors using our land that was leased to us free of rent by the local government or using the farmer’s own land, and using our plants and equipment for their planting and harvesting, we provide the farmers with supervision and associated services, seeds and organic fertilizer on credit terms offset by the crops and pastures that we purchase from them.
2.	We also use this regional farmers’ concept when we are growing cattle as these farmers are our contractors using our bulk livestock feed on credit terms that will be offset by the amount of mature cattle that we buy from them.
3.	The ultimate aim of this arrangement is to obtain cattle that will be qualified as “organically reared cattle” such that we shall be able to produce “organic beef products” on a commercial scale basis.

The Organic Chain: (Organic Beef Product and Supply Chain)

•	SIAF’s agricultural waste is prepared by SIAF into bio-organic fertilizer. Also the livestock feed is prepared into bio-organic livestock feed.
•	The bio-organic fertilizer and the bio-organic livestock feed are sold to farmers that work on SIAF’s land-use rights (which are owned by the government) at a discounted price. The fertilizer and the livestock feed are also prepared based on our enzyme technologies. The use of the enzyme is synergistic as the production of fertilizer and livestock feed is permissible during 12 months of the year, providing competitive advantage.
•	The farmers use the bio-organic fertilizer on the soil where they plant grain, and feed the grain to the cows together with the livestock feed. Tests made by the government that owns the land shows the following results from use of the bio-organic fertilizer:
•	Additional average weight gain per head of fattening cattle;
•	Additional fresh milk produced;
•	All feeds are much easier to digest resulting in a much cleaner environment in the cattle yards and houses;
•	No sickness during the period was recorded through the cause of consumption of our feeds; and
•	All cattle preferred to eat our feed and were reluctant to revert back to the consumption of their old feed after they had consumed our feed during the period.
•	SIAF acquires the young cattle from the regional farmers when they are about 6 months old. Due to the discounted price of the bio-organic fertilizer, SIAF acquires the young cattle to a discounted price from the farmers for a win-win outcome. The young cattle are fed with SIAF’s organic livestock feed (our “Stock Feed Manufacturing Technology”).

Recent Case Studies

Our records show that farmers’ average annual incomes increased from RMB 480 per Mu per year to RMB 2,100 per Mu per year by planting crops and pasture for us applying our fertilizer with harvesting being done by our teams of harvesting workers using our machinery and equipment (1 Mu is about 660 square meters).

Farmers who grow cattle using our livestock feed, and then sold their cattle to us have quadrupled their annual incomes. Previously, it took them four years to grow and fatten a head of cattle to about 600 kg of body weight, but now it takes them less than 12 months to fatten a head of cattle to a body weight of no less than 700 Kg. There is no guarantee that local farmers using our products, methods and services will experience similar gains in the future.

Our Technologies

A Power Re-circulating Aquaculture System and Technology (APRAS)

We build fish farms (where we raise fish, prawns, and eels) using our A Power Re-circulating Aquaculture System and Technology (“APRAS”), now in its 10th version, to operate our sizeable commercial farming facilities. The APRAS is “an engineered, self-contained water treatment and re-circulating aquaculture system (“RAS”) for growing aquatic animals on a commercial scale.” In a given farm all fish grow-out tanks are modules that can be custom built in various sizes to support the farm’s growing capacity. RAS technology has been proven in Europe and Australia for over thirty years. The Company attributes the following benefits to the system:

•	Improved productivity
•	Lower labor requirements
•	Mortality rates of less than 8%, and
•	Feed-to-fish conversion ratios of 1:1 for pellet feed and 2:1 for non-pellet feed

The indoor system is fully controlled:

•	Tank water is treated through micro-bio bacterial compartments to digest soluble wastes
•	Solid waste separators remove the insoluble wastes
•	UV and O3 chambers clean the water
•	Optimal oxygen levels are maintained by in-built aerators

Water temperature is controlled by heat exchangers, which recycle water at a rate between 60 times to 120 times per hour adjusted according to the motion requirement of the growing species of fish. Water temperature is maintained within suitable ranges to suit each species of fish. Importantly, our system does not require chemicals or antibiotics, and is pollution free. All tanks in the farm are built with concrete and all buildings are made of steel with concrete walls that we anticipate will last for tens of years. Also all plant and equipment and components are replaceable, after their life expectancy of 25 years. Given the high incidence of pollution in aquaculture and the existing outdated open dam aquaculture methods used in China, we believe that our technology gives us distinct advantages both in the sales of prawns, fish, and eels, and for our consulting and service business to develop more farms in China.

At the same time we believe that land prices are rising rapidly in China. Our APRAS maximizes the utilization of land, because our technology produces a greater quantity of aquatic species per surface area compared to China’s existing, aging open-dam or caging aquaculture systems and technologies. For instance, a standard APRAS Modular tank has a surface area of 100 m2 and the capacity to produce over 40 MT of prawns per year, whereas the old systems produce an average of 6 Mt per 660 m2 (or Mu) per year. In other words, we can produce annually 1,600 MT of prawns per acre of land, whereas the old systems produce 36 MT of prawns per acre per year. This gives us a considerable advantage. Now that we have established commercial APRAS farms in China and proven their commercial viability, we believe that in theory and conceptually the Company has the potential to venture into developing aquaculture projects with annual productivity over hundreds of thousands of metric tons in the foreseeable future. However, there can be no assurance that our annual productivity will in fact reach hundreds of thousands of metric tons.

Our Aromatic Feed Formula and Feeding Systems

We feed our cattle with a portion of our aromatic feed (which is a feed mix consisting of various Chinese herbs to improve the health of the cattle) at a ratio in accordance with their needs during each growing stages of the cattle while they are being grown in the farm.

Our Enzyme Technologies

(Bacterial and Bio-organic Manufacturing Technology)

We own two Enzyme Technologies. The one known as T2 was invented by SJAP and is being used for the manufacture of organic fertilizer and bulk livestock feed by SJAP at Qinghai, Xining’s operation. We bought the other, known as T1, from a third party, and use it in our Cattle Farm 1’s operation to produce livestock feed T1, and at HSA to produce 100% pure organic mixed fertilizer. We have the exclusive rights to both Enzyme Technologies. T2 has not been patented, but T1 is a patented intellectual property (see Exhibit 10.1 for further information).

There are fundamental differences between T1 and T2 as shown in the table below:

Fundamentals	T1	T2

Required temperature for fermentation	15 degrees C	4 degrees C

Time required to complete fermentation processes	21 days	7 days

Temperature variation for storages	Up to -10 degrees C	Up to -30 degrees C

Shelf Life	One year	Two years or more

Protein % increases after fermentation	3%	6%

T2 is more practical and suitable to apply in colder regions, such as at SJAP’s operation at Qinghai, Xining, with six month winters at average temperature of -20 degrees C and below. T1 is better suited to regions with milder climates, such as at JHMC (Cattle Farm 1) and HSA where warm to hot weather is typical for ten months each year, and winters are mild.

Composition of Bulk Livestock Feed

Raw materials consisting of crop wastes, as well as locally grown and available wild wheat plus wild wheat stems, wild peas with stems and leaves, and selective grown pastures will be cut and rolled into bales. The T1 or T2 enzyme is added during the cutting and rolling process, then the bales are packed and sealed in airtight and weather proof packaging for storage in the open. The materials will go through a number of aging and fermentation processes generated by the enzyme such that the feed will be ready for consumption, as the farmers require it to feed their cattle or sheep.

Our Formulas for Concentrated Livestock Feed

We apply six different formulas in our concentrated livestock feed manufacturing process. Our joint venture partners, former professors at the University of Xining before they joined SJAP, invented these formulas. All cattle’s daily diets include consumption of both the bulk and concentrated livestock feed that are tailor made to suit each stage of their growing cycles in order that optimal growth efficiency is achieved. For example, milk cows require a higher protein diet, weaning calves need more calcium to grow body frames, and fattening cattle need higher calorie input to gain body weight. Bulk livestock feed provides the carbohydrates while our concentrated livestock feed provides the protein, vitamins, trace elements and other necessary supplements that will be required by cattle at various stages of their growing cycles. Our formulas enhance feed with specific concentrated raw materials (i.e., soya bean, corns, seeds, etc.), such that no excessive raw materials will be wasted, and all beneficial ingredients will be consumed. Thus, we produce healthy cattle with maximal efficiency. At the same time, our formulas will reduce excessive body fat of growing cattle.

SJAP has conducted many tests to show that fattened cattle average around 15 Kg of fat per body weight per 800 Kg if they were not fed with our Concentrated Livestock Feed. The fattened cattle fed with our Concentrated Livestock Feed average only 6 Kg of fat per 800 kg, which means that salable net weight gain per cattle is 9 kg, because fats are not saleable.

Intellectual Property

As discussed in this section, the T1 Enzyme Technology (T1) is our patented intellectual property. Our other proprietary technologies and techniques, such as “A Power Re-circulating Aquaculture System and Technology,” our T2 Enzyme Technology, and six Concentrated Livestock Feed formulas are our trade secrets, but not patented intellectual properties.

Cost and Effects of Compliance with Environmental Laws

We believe that our environmental impact treatments are commercially cost effective based on recycling of waste described as follows:

•	Using our APRAS systems, water is continually re-circulated in the grow-out tanks while being treated internally in the filtration chambers. Insoluble wastes are centrally collected and reapplied to our cropping fields as organic fertilizer, and all soluble wastes are consumed in our bacterial chambers to allow the recycling of cleared water. In this respect the Company is planning on building commercial hydroponic farms (growing vegetables and fruit in door using the fish farms’ organic fertilizer), adjacent to all of our APRAS farm with the first hydroponic farm expected to be built during Q1 2014. We believe this will yield economic efficiency. In this respect, our first hydroponic farm is built in conjunction with Prawn Farm 1’s expansion work, which is expected to add 6 more APM tanks to its existing operation and the hydroponic farm next to the said expansion. As of the date of this Annual Report, this work has begun.

•	SJAP plans to build a marsh gas station during 2014 and 2015 to generate electricity based on the source of energy generated from the fermentation processes of the cattle waste collected from its cattle farms and after the fermentation processes, the residue will be recycled as raw materials for the manufacturing of its organic fertilizer. For this project, the government has agreed to award SJAP a development grant of US$2 million to help initiate the marsh gas station.
•	We believe the most cost effective way to take care of any environment impact associated with our businesses is to create commercial viabilities through recycling the waste.

Vertical Integration

Food quality and safety is a paramount concern in China, among consumers and by the government. Our vertically integrated operations ensure that we control and deliver products with consistent quality, value, and healthful attributes throughout our supply chain. Vertical integration also allows us to streamline our processes while we optimize costs.

Our five year business plan, which started in January 2010 and runs through December 2014, aims to complete the development of all the integrated activities listed below with a view to achieving our marketing plan concept of “From Farms to Plates.”

Vertical integration for our fishery developments:

We intend to develop the following mutually supportive business activities:

•	Research and development in the fishery technologies, growing techniques, management systems, species of aquatic animals that will be grown that will have commercial market niches, breeding stocks that will have the ability to produce and sustain supplies of fingerling (or baby stocks) in commercial scales, feed analysis and formulation, marketing and sales, logistics and transportation of live aquatic animals and other related general information of the industry (e.g., we have established relationships with a number of local professional sub-contractors and entities to carry out the referred duties for the Company).
•	Hatchery and nursery farm. For example, we established Prawn Farm 2 to serve such purpose.
•	Grow-out farms. For example, we established Fish Farm 1 and Prawn Farm 1 for the growth of aquatic animals.
•	Marketing and distribution networks: We have established Wholesale Center 1 and are developing a chain of restaurants as part of our ultimate distribution channels to sell our seafood. We envision a distribution network that consist of sales channels via secondary wholesalers, restaurant and hotel distributors, supermarket chain distributors, and commissioned sales agents. Some of these will compete directly with health shops and supermarket chains, establishments similar to Wholesale Center 1 and the chains of restaurants that we intend to develop for and on behalf of our Chinese joint venture investors.

Some of the companies listed above (i.e., Prawn Farms 1 and 2, Wholesale, Restaurants) are unincorporated project companies that we do not currently own, but intend to acquire according to our typical SJVC formula:

•	Normally and prior to the official formation of the SJVC’s we take an equity position in the company that is the developer of the project to secure our future acquisition of the SJVC’s.
•	The total consideration of the future purchase of any SJVC is based on its book value at the time of official formation having injected all of the related project’s development assets and liabilities into the SJVC.
•	As such the required acquisition cost is generally funded partly by cash and partly by a receivable owing on the consulting and service fee.

Vertical Integration in our Organic Beef and Cattle Business at SJAP

Currently, SJAP is developing the following mutually supportive activities:

•	In-house Research and Development in enzyme and feed technologies, growing techniques, management systems, breeding stocks, analysis and formulation, marketing and sales, logistics and transport, and other aspect of SJAP’s industry. “Continuous Improvement” activities in all parts of the business.
•	Manufacturing of organic fertilizer since 2009.
•	Manufacturing of Bulk Livestock Feed since 2010.
•	Manufacturing of Concentrated Livestock Feed since March 2013.
•	Cattle growing and rearing since 2010.
•	Farming cooperative (initiated and formed in 2010; the cooperative currently includes over 100 members from 22 cooperative farms).
•	Slaughtering, de-boning and value added processing of cattle, beef meats and products are in start-up mode, with trial operations since January 2014.
•	Marketing, sales and distribution network discussions initiated during Q4 2013 with some of the first and second tier wholesalers and distributors in Beijing City, Shanghai City and Guangzhou City to prepare for sales starting in January 2014 of meat from our abattoir. However the construction work was delayed due to the lack of delivery of some of the plants and equipment caused by the winter climate. (For further information please see the section entitled “Under Progress Report and Subsequent Events” in the MD&A.
•	Construction of our enzyme factory is in on hold until the end of winter in the Tibetan Plateau. By December 7, 2013, we had completed leveling land on the factory site. Our winter season prevents further construction work until late April or May 2014.
•	Development of marsh gas station that completes our environmental program to recycle all of our cattle waste is in the research and analysis phase. When completed, it will supply electricity to our neighbors in Huangyuan District, and its by-products become raw material for the manufacture of organic fertilizer. This latest SJAP contribution adds to the ways we service our corporate social responsibility in Qinghai Province.

MARKETING, SALES AND DISTRIBUTION, PRODUCE AND PRODUCTS

The Fishery Sector

Chinese markets prefer, and pay premium prices for, live aquatic animals. There are many markets with hundreds of wholesalers selling live seafood in many Provinces of China, supported by well-developed logistics services in road and air transport. As such, we currently sell our seafood mainly to wholesalers that operate in the dominant wholesale markets at Shanghai City, the Southern Coastal Cities, and Guangzhou City.

Some of the fish farms that we report on in this section, notably Prawn Farms 1 and 2 and Fish Farm 2, are unincorporated project companies that we do not currently own, but intend to acquire, as outlined under the Vertical Integration section, and elsewhere in this Annual Report. Prawn Farms 1 and 2 and Fish Farm 2 are developed and managed by Capital Award.

Fish Farm 1:

Fish Farm 1 produces eel, prawns, and fish. Initially, we grew a high value fish known as Sleepy Cod, a tropical species growing mainly in the Southern regions of Guangdong Province. Sleepy Cod, similar to the much-prized marble or sand goby, is an attractive breed for aquaculture purposes as it is a relatively small fish that grows well in our APRAS and provides white pieces of fillets with flaky flesh that we believe most Asians prefer. It is easy to ship, as it lies motionless in shipping bags, and stacks well in the live fish tanks used in Asian restaurants. Our APRAS system provides suitable environments to grow Sleepy Cod that allow the fish to grow in separated compartments inserted in the tanks to avoid harm to their skin, resulting in a more valuable unblemished appearance.

Because our water management system is designed to recycle clean water back to the grow-out tanks free from any pollutants and diseases, we don’t use antibiotics, pesticides, or other harmful chemicals to grow our fish. The environments in our tanks are similar to the fish tanks that restaurants use to keep their fish before selling them to customers. We market our fish as free from chemicals and pollutants. We believe that our Sleepy Cod are well received and in demand, and in general our Sleepy Cod sell at premium prices of between 8% to 10% above the daily market averages. In addition to four tanks of Sleepy Cod, Fish Farm 1 grows four tanks of Flower Pattern Eel and eight tanks of prawns.

Prawn Farm 1:

Stocking of prawn fingerling (baby prawns of 7 to 21 days old) began during Q1 2013 for growing into marketable sized prawns from count sizes of 90-100 pieces per Kg and larger. Larger prawns always demand higher premium prices. Prawn Farm 1 grows two varieties: the Mexican White Prawn, which is an imported breed grown in water containing approximately 0.5% of salinity and that has a rather sweet flavor and crispy texture that is liked by Chinese consumers; and a locally bred species that we call the “LawZi Prawn” (its direct English translation is “Big Giant Prawn”) which originated in Thailand but is now well developed in China. The LawZi Prawns are grown in fresh water and are in high demand in many gourmet kitchens, especially when they weigh over 50 grams per piece.

Prawn Farm 2:

Originally Prawn Farm 2 was developed as a hatchery and nursery to produce prawn fingerlings for sale to regional prawn farmers. Through Q2 2013, the Company produced and sold mainly Mexican White Prawn fingerlings. During Q1 2013, we successfully bred our second generation of LawZi brood stock prawns crossed between the wild species and domestic species, and began to sell LawZi Prawn fingerlings in Q3 2013. There were eels at the hatchery, as we were conducting trials to examine how they would grow in an indoor environment.

The Cattle Sector

Organic Fertilizer, Livestock Feed and Cattle Farming at SJAP

Currently SJAP manufactures organic fertilizer (since 2009), bulk livestock feed (since 2010), concentrated livestock feed (since March 2013), and has been raising cattle since 2011.

Organic Fertilizers are sold mainly to our cooperative farmers, who plant crops and pastures for us that we repurchase to process into Bulk Livestock Feed. Part of this Bulk Livestock feed will be used to grow cattle in our own cattle farm and part will be sold to our cooperative growers for growing cattle, with the remaining part being sold to other regional farmers.

The Concentrated Livestock Feed (“CLSF”) complements SJAP’s bulk livestock feed to provide the local cattle and sheep farming industry with a complete feed formula that caters to the nutritional requirements of cattle and sheep at various growth cycles (e.g., specially formulated mixes with efficient nutrients for dairy cows and sheep, weaning, fattening and mature cattle and sheep). The advantage of our formulated feed combination is that the cattle and sheep growers will realize cost savings in production knowing precisely the amount of concentrated feed that will be needed by their livestock, thus avoiding excess concentrated feed being wasted on over feeding, which results in worthless excess fat in mature animals. The Chinese central government has placed an order with SJAP to reserve annually up to 5000 MT of CLSF as part of the country’s annual reserve emergency livestock feed inventory. Since March 2013, SJAP has generated additional revenue from the sales of CLSF.

Simmental Cattle

The cattle we grow are primarily Simmental (a common breed introduced to China in the early 20th century), Charolais, and some Angus cattle. In general, we buy six to eight months old cattle when they have established their body frames, then they will be fattened either by us in our indoor cattle stations or by our cooperative farmers at their own farms for a further 6 to 10 months until they will reach a body weight averaging 700-800 Kg per head and sell them as live cattle to the wholesale cattle buyers. It is because our cattle are well fed and healthy with better meat recovery rates such that we normally get premium prices that are about 10% above the daily market averages. We also earn between 10 to 12% from buying the cattle back from the cooperative farmers and resold to the cattle wholesalers. Since January 2014, we slaughter our own cattle, and process the meat in our de-boning and packaging facility.

Competitors

Sino Agro Food, Inc. is a primary producer. In China, millions of primary producers generate many billion metric tons of primary agricultural products each year using various methods and technology systems. Our production of a few thousand tons per year represents a tiny fraction of the supply chains competing internally among primary producers in a rather stable market circumstance, because China needs food. All primary producers are subject to market conditions, such as seasonal supply and demand, with higher quality products earning higher prices. We believe that our modern agriculture technologies and systems provide us opportunities and advantages to compete favorably against established farming methods and outdated technologies and systems used by the majority of primary producers in China.

BUSINESS ACTIVITIES OF EXISTING OR NEWLY FORMED SUBSIDIARIES

1. Fishery Division operated by Capital Award Inc.

Our wholly owned subsidiary Capital Award, Inc. (“CA”) generates revenues from two main activities: “Engineering and Consulting Services” and “Marketing and Sales of Seafood.” Engineering and Technology Services are awarded to CA via Consulting and Service Contracts (“CSC's”) for the development, construction, supply of plants and equipment, and management of fishery (including prawn) farms and related business operations.

CA’s standard principal terms and conditions for Fishery Development Consulting and Service Contracts are outlined below:

•	The Contracting parties: CA is the consulting and service provider (as the turnkey contractor), and the Chinese businessmen and investor group is the Developer of the Project.
•	Development schedules for the project.
•	Responsibilities and obligations of the parties: CA is to build the fishery project (including development of its business operation) using our APRAS technology, systems, know-how, and management expertise and systems for and on behalf of the Developer such that the Developer is responsible to pay CA for its work (inclusive all sub-contractors and suppliers appointed by CA) in a timely manner (normally a 60 days term).
•	Provision clauses allow CA to appoint and to select sub-contractors and suppliers.
•	Extra work and additional work and extra cost provisions.
•	Warranty and limitation of liabilities.
•	Scope of work and lists of supplies (including all plant and equipment).
•	Installation, training and commissioning of the developments and business operation.
•	Granting to CA of right of management of operation, and marketing and sales of the produce and products from the farm’s operation.

CA has entered into several CSC’s. Their information and status are shown in the table below:

Name of the Developments	Fish Farm 1	Prawn Farm 1	Fish Farm 2: The Fish & Eel Farm	Prawn Farm 2: Hatchery, Nursery & Grow-out Farm

Abbreviation of Company Name	JFD	EBAPCD	Fish & Eel Farm 2	ZSAPP

Location	Enping	Enping City	Xin Hui District, Jiang Men	San Jiao Town, Zhong San City

Annual Capacity (as designed)	1,200 MT	2013=400MT 2014=800MT 2015=1200 MT	2014=800 MT 2015= 1600 MT 2016=2000MT	2013: 1.6 Billion Fingerlings and 400MT Prawns increasing yearly. By 2015:3.2 billion Fingerlings and 1200 MT Prawns

Land Area or Built Up Area	9,900 m2	23,100 m2	165,000 m2	120,000 m2

Current Phase and Stage	Fully Operational	2 phases and road work	4 Phases	3 phases

Date Development Commenced	July 2010	Phase 1: June 2011 Phase 2.1 + 2.2 Road Work: Aug 2012	Phase 1: January 2012 Bridge+Road Oct. 2012 Phase 3: 2013 Phase 4: 2014	Phases 1 and 2: May 2012 Phase 3 2014

Estimated Completion Date	June 2011	Phase 1: Dec. 2012 Phase 2: Q1 2013	Phase 1 June 2014 Bridge+Road Dec. 2013 Phase 3 & 4: 2015	Phase 1 Dec. 2012 Phase 2 December 2013 Phase 3 Dec. 2014

Contractual Amount (in Millions of U.S. Dollars)	$5.3M	Phase 1: $11.6M Phase 2: $6.39M Road Work: $2.94M	Phase 1: $8.73M Bridge & Road $2.48M Phase 3 $4.38M Phase 4 $10.63M	Phase 1 $9.26M Phase 2 $8.42 M Phase 3 $11.5M

% complete as at December 31, 2013	Fully Operational	In operation Phase 2 is the expansion work begun in Q4 of 2013	Phase 1 completed Bridge+Road completed Phase 3 43% and Phase 4 not started	Phase 1 fully operational Phase 2 in operation Phase 3 work started during Q4 of 2013

Notes:

(a) The proposed company name for Prawn Farm 2, our future SJVC, is Zhongshan A Power Prawn Culture Development Co. Ltd. (“ZSAPP”). Prawn Farm 2 has generated income since May 2012. Phase 2 production of prawns began in August 2013. Production begins after construction phases complete. The work that was completed during Q2 2013 included the development of: (i) an additional indoor prawn nurturing apartment, (ii) three brood stock open dams with all under-ground in built filtration systems that capable of holding up to 3,000 mother prawns at a time, (iii) all external fences of the farm, and (iv) two open dams with all in built filtration systems that has the capacity to grow out up to 12 MT of fish per year and all associated infrastructure. There are 30 Mu (equivalent to 5 acres) of land that has been reserved for the construction of an indoor APRAS farm designed with the capacity to grow up to 1,200 MT of prawns per year at the complex. Its construction work was planned to start during Q1 2014 when most of the existing open dams’ work was to have been completed. However as of the date of this Annual Report, works in the open dams are still in progress, such that the said APRAS indoor farm work will be delayed until the end of Q2 2014. The Company has pre-paid $5,558,057 toward the consideration of its future SJVC toward the assets of the fully developed farm, equivalent to just under 45% equity interest in ZSAPP, the future SJVC that we target to formalize during 2014.

(b) The development work on the fish and eel farm, Fish Farm 2, with an unrelated entity, Gao A Power Fishery Development Co. Ltd., is still in progress. The project is delayed because the property is situated on an inlet and drainage is extremely difficult to resolve and costly to fix. We have engineered a solution resolving this problem by constructing semi-enclosed growing dams that will be built with light building materials on land to be filled by soil collected from the extra water holding dams constructed at the same complex, outfitted with re-circulated filtration systems built externally adjacent to the water holding dams and the grow-out dams to suit the growing of prawns, fishes and/or eels in this farm. We are dividing workflow into phases and stages to yield the optimal financial efficiency and benefits. As of December 31, 2013, Phase 3 infrastructure construction work is in progress with Phase 1’s construction work’s open dams being completed during Q1 2014.

(c) Not shown on the chart, and on hold, our development work on Prawn Farm 3 at Huangyuan County, Xining City is for an unrelated third party Chinese investor, Wu Aquaculture A Power Development Co. Ltd. (a proposed name for this future SJVC). Originally, Prawn Farm 3 was planned to be on SJAP property. All engineering design and related pre-development work has been completed, with original plans to begin construction and infrastructure work in May 2013. However, management decided in February 2013 to relocate Prawn Farm 3 to another block of land adjacent to SJAP’s existing property consisting of a much bigger area to accommodate future expansion whenever necessary. As a result of the relocation, the block of land where Prawn Farm 3 will be situated on a 45Mu area requiring rezoning from agriculture to industrial status. Any rezoning on parcels greater than 40Mu requires central government approval versus from local authorities, unfortunately requiring more time and causing delays in completing the process.

Fish Farm 1 (JFD)

A large complex situated on 9,900 m2 of land in the Enping City District, Fish Farm 1 is fully self-contained, and provides our prototype model for fish farms in China.

Fish Farm 1, with 16 grow-out APRAS module tanks that grow fish indoors on land, has capacity to grow over 1,200 MT of fish per year. In Q4 2012, market prices for Sleepy Cod fell sharply from US$27 per kg to the current $15 per kg. We were able to respond to changing market conditions rapidly, and remodeled tanks to grow eels (in four tanks since Q2 2013) and prawns (in eight tanks since Q3 2013). We continue to grow Sleepy Cod in four tanks.

Prawn Farm 1 (EBAPCD)

Situated in the Enping City district on 26,100 m2 of land, Prawn Farm 1 is designed to grow up to 1,200 MT per year by 2015, with current capacity to grow-out 250 to 300 MT of prawns. Prawn Farm 1 is a fully self-serviced complex with office, staff quarters, laboratory, dry and cold storage, stand-by generator room, heating rooms, water storage and tanks, landscaping gardens, etc.

Each grow-out tank in Prawn Farm 1 measures 12m x 10m x 2.5m deep and holds up to 240,000 liters of water. Between 500,000 to 600,000 LawZi Prawn fingerlings (supplied by our own hatchery and nursery at Prawn Farm 2 when they reach 21 to 28 days old) are stocked in each tank.

As shown in the photo at right, plastic netting rolls in the tanks shelter the prawns as they grow, increasing each tank’s survival rates.

We grow prawns for up to twelve weeks to reach marketable sizes from counts of 75 pieces per Kg and larger.

During their growing period at Prawn Farm 1, prawns are frequently graded to optimize grow-out efficiency. In this way, faster growing prawns may reach marketable size after eight weeks, while slower growing prawns may need twelve weeks.

Our first and second batch of grow-out records show that the average of marketable prawn being harvested per tank is just under 8 MT per tank per growing cycle. As such, productivity per tank per year can be conservatively estimated at 40 MT per tank per year.

When we compare productivity to existing open dam prawn farming, which requires 26,000m2 (surface area of an open dam) to produce the 40 MT of marketable prawns per year, we obtain the same harvest in one 120m2 grow-out tank, drastically reducing the surface area required to produce the same measurable results.

Prawn Farm 1 is operated by Capital Award for a private company formed in China with Chinese citizens acting as its legal representative as required by Chinese law. Prawn Farm 1 will become a SIAF subsidiary when its SJVC is officially formed. This is expected to occur in 2014; however, no guarantee can be made that the SJVC will be formed. SIAF’s payments deposited toward future equity equates to an equity position of 45%.

Prawn Farm 2 (ZSAPP)

Prawn Farm 2 has a land bank of 120,000 m2. In addition to its core function as our hatchery and nursery operation to supply quality prawn fingerlings, Prawn Farm 2 is developing open grow-out dams that use built-in RAS filtration to reduce water consumption, and provide cleaner water to reduce the impact of pollution. Some open-dams produced prawns during Q3 2013. An additional 30,000 m2 is reserved to construct an indoor APRAS grow-out farm that aims to produce up to 1,200 MT of prawns per year. Construction began in Q1 of 2014.

美国一力农业集团(SIAF)
龙泽水产
省级种苗良种场

Entrance to Prawn Farm 2

PF2 Aquaculture Farm and Hatchery

PF2 Workshop and Hatchery Buildings

Building New Open Dams in Q4 2013

PF2 Laboratory

Pictured at right are nursery tanks. Each of these tanks can nurture up to 10 million prawns every five days per 30 cubic liters (or 30 MT) of water. Like our other farms, Prawn Farm 2 is a self-contained complex with all required facilities, including a classroom where local prawn farmers who buy our fries and fingerlings are trained by us to optimize growing out the prawns successfully.

Prawn Farm 2 is operated by Capital Award for a private company formed in China with Chinese citizens as its legal representatives as required by Chinese law. Prawn Farm 2 will become a SIAF subsidiary when its SJVC is officially formed. This is expected to occur in 2014; however, no guarantee can be made that the SJVC will be formed. Our deposits against our future ownership represent an equity position of 51%.

Marketing and Sales of Seafood

Capital Award is the sole marketing, sales and distribution agent of our APRAS fishery and prawn farms, and purchases all marketable fish and prawns from the farms, and in turn sells them to wholesale markets. CA also supplies the farms with fingerlings, baby or adult fish or prawns, and stock feed. Presently, our RAS farms do not produce enough fish or prawns to warrant establishing and selling value added processing products or facilities, given that the Chinese markets pay the best prices for live fish and prawns. Thus, CA sells only live fish and prawns. CA generates revenue from the sale of seafood bought from farms that are Company subsidiaries, or are unincorporated project companies, and also from contracted growers in the manner described below.

Fish Farm 1

The Company owns a 75% equity interest in JFD, the owner and operator of Fish Farm 1. Fish Farm 1 represents our typical development model. Built on a block of land measuring 9,900m2, Fish Farm 1 contains staff quarters that provide accommodation for up to 15 workers, a self-contained office, a laboratory, external live bait holding tanks, all season red worms nurturing tanks, dry and cold storage, workshops, processing facilities, a heating room, 500 MT of water holding tanks, landscape gardens, standby generator rooms, all related underground and above ground infrastructure, and a 4,000m2 fish grow-out farm. This farm supports 16 RAS tanks, each measuring 10m x 10m x 3m in depth and holding up to 240,000 liters (or 240 Metric Tons (MT) of water. Each tank has production capacity to grow up to 80 MT of aquatic animals per year depending on its stocking cycles (frequency of stocking of fish), and the initial size of the fish being stocked in each cycle. In other words, if the initial stocked fingerling is around 30-40 mm per fish, then it will take over 12 months to grow the fish into a marketable fish (averaging over 500 gram per fish) such that its annual production is only up to 30-35 MT per tank; however if the initial fish being stocked are at an average of 200 to 300 grams each then its stocking and harvesting cycle is four times per year, enhancing annual production capacity to up to 80 MT per tank.

Initially, Fish Farm 1 was designed to grow sleepy cod, which had a particular market with very attractive prices in Chinese markets; however, sleepy cod does not have a large market share in China compared to the carp species. Our market research of the sleepy cod market shows that total annual local domestic production is about 25,000-28,000 MT distributed to more than 100 wholesale markets throughout many provinces, with the markets at Guangzhou City, the Southern Coastal towns of Guangdong and in Shanghai City comprising the dominant markets. From the time we started stocking sleepy cod in 2011 until the end of year 2012, live sleepy cod constituted a niche market in China and sold at wholesale for an average price of US$27 per Kg. In January 2013, cheaper imports from other Asian countries were permitted to enter China at a low import tax, such that wholesale prices fell sharply to an average of US$15 per Kg. We mainly had fed live bait fish to our baby sleepy cod (250 to 300 gram each) that we bought from our contracted suppliers costing us approximately US$5 per sleepy cod grown at an average feed to weight gain conversion rate of 2.5 Kg of live bait to 1 kg of weight gained. As such, when we purchased our supplies of live bait at an average of US$1.65 per Kg, and low mortality rate at the average below 8% coupled with our recorded 3.5 stocking and harvesting cycles per year, Fish Farm 1 consistently achieved good sales revenues with gross profit margin of 50-55 % in 2011 and 2012. However, its gross profit margin fell in 2013 to between 35-40 % while the cost of supplies of baby sleepy cod and live bait fell correspondingly by an average of only 10%.

In this respect and in an attempt to mitigate the adverse circumstances, during Q1 2013 we stepped up the modification of our RAS tanks to adapt to the growing of eels using four tanks and prawns in eight tanks. We expanded our program in the Research and Development Station to accommodate the nurturing of Flower Pattern Eels’ fingerlings to grow into adult eels (of 500 grams per eel and upward) that would be supplied to Fish Farm 1 to grow the adult eels into marketable sized eels (around 1.5 kg per eel and larger) which at present are selling at high prices between US$27-28 per Kg. Fish Farm 1 is now stocked with and growing Flower Pattern eels, prawns and sleepy cod.

Prawn Farm 1 (or EBAPCD):

EBAPCD (the proposed name of our future SJVC, subject to approval by relevant Chinese authorities under our application for SJVC status) was established to own and operate Prawn Farm 1. EBAPCD generated revenue starting during Q3 2013. Capital Award recognized income (booked in the Fishery Division’s sales of goods) by purchasing prawns from Prawn Farm 1 and selling them to the wholesale markets.

On April 22, 2013, we placed our first 500,000 Mexican White prawn fingerlings in Prawn Farm 1, and have noted that prawns are meeting growth benchmarks with low mortality, and reaching around 15 cm per prawn in size. Our Mexican White shrimp are known in the west as “Western White Shrimp,” or by their genus species “Penaeus Vannamei.”

The Company believes that its Prawn Farm 1 represents the first indoor RAS prawn farm in Asia. Going forward, Prawn Farm 1 will carry out its rotational stocking and harvesting program, targeting to produce between 250 to 300 MT of live prawns in 2013. During fiscal year 2013, Prawn Farm 1 harvested just over 200 MT of marketable sized prawns.

We saw a rapid increase in live prawn prices in Q1 2013 (averaging 100% increases in prices compared to Q1 2012) with current wholesale price averaging US$15 per Kg for size of 80s (equivalent to 80 to 90 pieces of prawn per Kg), and prices going up proportionately to sizes of Mexican White prawns, and at a premium rate for popular, but rarer species (e.g., our LawZi prawns, Green Prawns, Banana Prawns and Tiger Prawns). From recent growing records of the farm, the average time required to grow prawns from 7-days old Mexican White fingerlings and 21-days old LawZi Prawn fingerlings to marketable sizes in commercial scale at the Prawn Farm 1 under our RAS system is between 60-70 days for marketable Mexican White prawns for sizes weighing at 80 pieces per Kg, and 80-90 days for marketable LawZi Prawns for sizes weighing at 75 pieces per Kg. We intend to add more grading tanks to grade out the bigger prawns from the smaller prawns thus to grow them in separated tanks in the farm that will be able to reduce the grow-out period of the prawns because we will be able to grade them more frequently such that some of the faster growing prawns will be able to reach marketable sizes much faster because the graded prawns can be fed and cared for more appropriately and directly in their own graded tanks. The records also show a very low mortality rate, recording less than 5%, which we believe is far superior to the existing open dam prawn farms’ average of 50%.

Prawn Farm 2 (or ZSAPP):

ZSAPP is also an intended name of the future SJVC (subject to approval by relevant Chinese authorities under our application for SJVC status), established to own and operate Prawn Farm 2. ZSAPP has generated revenues since May 2012. However, ZSAPP’s financial statements will not be consolidated with ours until approval of this SJVC is obtained, and one of our subsidiaries acquires a majority equity interest therein. During the interim period, prior to the said official formation of the SJVC, Capital Award acts as Prawn Farm 2’s sole marketing agent and recognizes income from the following: (i) Management fees and commission fees charged to Prawn Farm 2 based on RMB20 per 10,000 pieces of Mexican White prawn fingerlings and RMB40 per 10,000 pieces of LawZi Prawn fingerlings being sold by Prawn Farm 1 that were booked in the Fishery Division’s Consulting and Service Revenues and (ii) the purchases of prawns from Prawn Farm 2 and sale to the wholesale markets that were booked in the Fishery Division’s sales of goods.

During Q1 2013, Prawn Farm 2 successfully produced LawZi Prawn fingerlings from the 5,000 pieces of breeding stock that we imported from Southeast Asian countries. Literally translated as “Big Giant Prawns,” the full English name for our LawZi Prawns is “Giant Freshwater Prawns,” the genus species is “Macrobrachium Rosenbergii,” and they are also called “Green Prawns.” By Q2 2013, reproduction of the LawZi Prawn fingerlings had become consistent; consequently, during fiscal year 2013, ZSAPP sold 800 million Mexican White fingerlings at an average of RMB165 per 10,000 fingerlings and over 200 million of LawZi Prawn fingerlings at an average of RMB460 per 10,000 fingerlings. During the past two years, our research confirmed that the demand and prices for LawZi Prawns in the local domestic markets were high (at between RMB450 to 550 per 10,000 fries in 2012) because supplies of quality LawZi Prawn fingerlings is competitively low compared to Mexican White fingerlings (price averaged between RMB150 to 170 per 10,000 fries in 2012), due to problems of inbreeding. As such, we expect high demand for our LawZi Prawn fries by the regional prawn growers, as they are offspring of our second generation breeding stock, and free from inbreeding problems. In the last week of September 2013, we imported an additional 5,000 breeding-stock prawns from Southeast Asian countries in an effort to continue improving our offspring culture. As of the date of this Annual Report, our third generation LawZi are being produced and we expect to be ready to introduce the sales of fingerling from our third generation mother prawns by mid-May 2014.

Fish sales generated from purchases with other open-dam growers contracted by Capital Award. Capital Award has been contracting with local aquaculture farms to grow sleepy cod since 2012 based on a fixed production cost, with recently added eel growing contracts commencing in Q1 2013. There are existing contracts that will provide up to 800,000 pieces of sleepy cod and 600,000 pieces of eels to be sold by Capital Award between 2013 through the early part of 2014. During fiscal year 2013, more than 250,000 pieces of Sleepy cod and 66,000 pieces of eels were sold from these contracts.

2. The Beef Cattle business of MEIJI

Similarly to CA, MEIJI has two sources of revenues, its Engineering and Services revenues and its marketing and sales of cattle.

Engineering and services revenues

Revenues are generated from the construction and development of Cattle Farm 1 and Cattle Farm 2. This table lists the status of MEIJI’s developments:

Name of the Developments	Cattle Farm 1 (JHMC)	Cattle Farm 2 (EAPBCF)	Cattle Farm 1 external road work	Cattle Farm 2 external road work

Location	LiangXi Town, Enping City	LiangXi Town, Enping City	LiangXi Town, Enping City	LiangXi Town, Enping City

Estimated Annual Capacity	1,500 Head	2,500 head	No production	No production

Land Area or Built Up Area	165,013 m2	230,300 m2	4.5 Km road	5.5 Km Road

Current Phase and Stage	Two Phases	Two Phases	One Phase	One Phase

Date Development Commenced	April 2011	February 2012	September 2012	September 2012

Completion Date	December 2011	June 2014 (estimated)	March 2013	March 2013

Contract Amount (Millions of US Dollars)	$3M + $1.17M	$10.6M	$4.32M	$5.28M

% complete as at December 31, 2013	Fully Operational	90%	Completed	Completed

Enping is situated in the Southern part of China with a semi-tropical climate, and the cattle farm is operated based on our semi-free-range growing and management system that allows the cattle to roam around and feed in our pasture fields during the mornings and be kept and fed with our formulated aromatic feed in our semi-opened cattle houses during the hot days and nights. This is an entirely different agricultural environment than that of SJAP (in Huangyuan, Xining) where the long winters are bitterly cold, and all cattle are grown in fully insulated cattle houses.

The 2012 experience of the JHMC farm showed that cattle grow faster in this environment than in SJAP (averaging 1.78 Kg per day per head in weight gain compared to SJAP’s 1.5 kg per day per head). However, JHMC showed higher mortality rates than SJAP (recording 5% in JHMC compared to 0.25% in SJAP). The reason for higher mortality is due mainly to the change of climate, as Cattle Farm 1 buys young cattle from farms situated in the colder Northern part of China, where there is an ample supply of young cattle at lesser costs. However, these cattle require over three days of transportation, during which some of the weaker young cattle cannot adapt to the hot climate of Enping, and thus could not recover from the journey. To avoid repetition of this high mortality rate, JHMC built additional semi-open cattle houses that are equipped with cooling systems as temporary depots to receive the young cattle and to nurture them back to health before they are grown in our normal cattle houses.

Another difference between JHMC and SJAP is in the management of environmental impact. SJAP will build a marsh gas station (during 2014 and 2015) to convert its cattle waste into electricity. Residue becomes raw material for organic fertilizer manufacturing. At JHMC, cattle waste is kept in septic wells that are treated with our enzyme under a fermentation process, and then channeled to fertilize our pasture fields at the farm. JHMC’s waste treatment program is sufficient at present, as there is enough pasture fields to absorb the waste yielded from the limited number of cattle (up to 500 head) on the farm. However, as the number of cattle increases beyond the fields’ fertilizer absorption capacity, an alternative environment treatment plan must be implemented in order that this JHMC farm can grow more cattle.

Earlier in the year, JHMC bought young cattle of age six to eight months and fattened them on the farm for six to ten months more. However from Q2 2013 onward, JHMC bought slightly older cattle (15 to 16 months old) and fattened them at the farm for a further three to six months, then sold them to the wholesale markets and/or to the Beijing cattle farm and wholesale shop that we have invested in. We expect faster and higher turnover of sales due to faster turn-around cycles of growth of cattle at the farm. During fiscal year 2013, Cattle Farm 1 sold over 1,700 heads of cattle averaging 22 months old.

EAPBCF complements JHMC with an additional 76 acres of land suitable for growing our pasture (a cross between Elephant and Yellow grass) that has a very high yield of over 35 MT per 0.167 acres per year, and containing an average of over 9% protein that is very suitable for consumption by cattle. At capacity, both farms will produce up to 30,000 MT of pasture per year under normal weather conditions. This amount will feed up to 5,000 head of cattle per year at an average consumption rate of 6 MT per head per year if the environmental issue mentioned above is resolved.

By the end of February 2013, we completed the external roadwork of about 10 Km leading from the outer-boundary access road to and surrounding the two farms. The development cost of this road was shared at the ratio of 2/3 by JHMC and 1/3 by EAPBCF. This all-season road was constructed at the request of the district village committee of Enping City, enhancing corporate social responsibility in our development of the two cattle farms. Development work on Cattle Farm 2 was nearly complete at the end of September 2013, with pasture being planted and stocking of cattle expected to commence early in 2014. Cattle Farm 2 is operated by a private company formed in China with Chinese citizens acting as its legal representative as required by Chinese law. EAPBCF will become a SIAF subsidiary when its SJVC is officially formed. This is expected to occur in 2014 or 2015; however, no guarantee can be made that the SJVC will be formed. SIAF’s payments deposited toward future equity currently equates to an equity position of 35%.

Cattle Farm 1

Cattle Farm 1 was built as a demonstration farm to show that cattle can be raised in a semi-tropical climate using our semi-grazing and housing method. Using our “semi-free growing” management system, the cattle are allowed to graze in the field during the early morning and kept indoors and out of the sun during the hot summer days. This method has proven reliable, with the growth rate of the cattle measuring slightly higher than the cattle at SJAP (i.e., averaging some 0.28 kg per day per cattle more).

Marketing and Sale of Live Cattle by MEIJI

Similar to CA in its business model, MEIJI purchases fully-grown cattle from Cattle Farm 1 and sells them to the cattle wholesalers. MEIJI also buys young cattle from other farmers and sells the young stock to Cattle Farm 1.

All cattle farms developed by MEIJI will utilize its “semi-free growing” management system and aromatic-feed programs and systems to raise beef cattle.

Beef is traditionally a high-end market in China, as it is mainly sold to expensive restaurants or upscale hotels rather than to Chinese consumers. This situation is rapidly changing, though, owing to urbanization and rising incomes, the rising demand for a high protein diet, and the rise in restaurant dining due to work demands.

Our free-range cattle grown in the Enping farms are fed with natural pastures, CLF and our Aromatic Feed that contains Chinese herbal plants believed to improve animal health. As a result, these Enping farms produce healthy cattle and in turn quality meat. Although we cannot yet have them certified as pure organic meat, because we cannot get certification from suppliers of the raw materials used to make our concentrated feed purely organic, we believe that we are not far away from being qualified to obtain 100% pure organic meat certification.

Our Enping cattle farms operate in Guangdong Province, not traditional cattle growing country due to its tropical climate. This provides advantages for our cattle sales within the region. Most cattle and beef supplies are imported from Western and Northern Provinces at higher costs, entailing higher wholesale and retail prices in Guangzhou City and its urban cities.

Moreover, our 2012 sampled meat trials, carried out with a number of reputable restaurants and hotels in Beijing City, were well received with frequent requests for us to supply them on a long-term basis. Our strategy is to ensure we can supply the quantity to maintain consistently sustainable supplies as required by our customers. Enping cattle farms grew at least 1,000 heads of mature cattle in 2013, the minimum number required to sustain the supplies to just a couple of restaurant chains.

Cattle Farm 1 is doing well and on target, having sold over 1,700 heads of mature cattle during fiscal year of 2013. These were grown collectively from the stocked six month old calves and the twelve month yearling cattle bought in January and May of 2012 and from July 2013 onward Cattle Farm 1 started to fatten cattle from 16 months and older. Out of the total sales of cattle during the first six months of 2013, on April 22, 2013, 180 heads of matured beef cattle were transported to Beijing City and sold to one wholesaler that supplies quality beef meat to top hotels and restaurants. Starting in Q3 2013, JHMC began to stock older cattle (of 16 months and older), and fatten the cattle on the farm for shorter period of 3 to 3.5 months instead of the 5 to 6 months in earlier months of the year. This change resulted in JHMC selling over 1,700 heads of cattle (at less than 2 year old), creating a much faster turn-around of sales of cattle at the farm.

The Consulting Services agreement between MEIJI and a group of Chinese parties represented by a privately owned Chinese company named “Enping Bi Tao A Power Cattle Farm Co. Ltd” (the “China Party”) for the development of Cattle Farm 1, dated April 15, 2011, is outlined below. Principal terms and conditions include:

•	The China Party is the developer of Cattle Farm 1. MEIJI is an engineering and management consultant providing development of cattle farms and related business operations with the expertise to provide those related services.
•	Cattle Farm 1 is developed on a 250 Mu (about 42 acres) situated at Yane Xiabban Village in the town of Liangxi, Enping City, Guangdong Province.
•	The scope of work for MEIJI includes project engineering management, installation and commissioning, farm management, construction and buildings and supply of plants and equipment for consideration of US$3 million, covering the development of a basic cattle farm to house 500 heads of cattle at a given time.
•	Further or additional work, if and when necessary to be carried out, will be mutually agreed and determined by both parties.
•	The China Party must finance the development, paying MEIJI for its respective work.
•	Subject to project completion and its performance, the parties agree to form an SJVC. MEIJI retains the right to acquire up to 75% equity in the SJVC based on its book value at the time of acquisition to be paid to the China Party.

Beijing Cattle Farm

In February 2013, we entered a joint venture with a group of businessmen (the “Chinese Party”). We started setting up a Cattle Station and related facilities (the “Beijing Cattle Farm”) on a block of leased land measuring about 130,000m2 within the Central Cattle Market and Facility of Beijing City to act as an intermediate housing to grow our Aromatic Beef cattle and to sell together with our Aromatic Cattle from JHMC through regional distributors, and in turn to some of the top hotels and restaurants chains in Beijing City, and also through wholesale shops that the Joint Venture intends to develop (“Operation of Sales”). The development of wholesale shops fits well as part of our interstate wholesale and distribution development plan that we mapped for some of the big cities in China. This one in Beijing City is the beginning of such a plan being put into motion.

By July 31, 2013, the Joint Venture established one small wholesale shop within close proximity to the Beijing Cattle Farm and started sales of our beef meats regionally. This Beijing cattle station housed 450 head of cattle every 6 months, and its wholesale shop sold an average of 3 head of cattle per day. We are satisfied with its sales performance and realize that potentially there is good commercial viability to support expansion of similar shops developed within Tier 1 and Tier 2 cities in China. As of the date of this Annual Report, the Beijing operation has three additional small retailed shops selling an average of 120 Kg of meat per day per shop.

The Joint Venture Agreement has not been finalized; consequently, the Joint Venture is currently based on a verbal understanding only with following principal terms and conditions:

•	The Chinese Party will be responsible for the development of and management of daily operations of the Beijing Cattle Farm and the Operation of Sales.
•	Our company is responsible is to supply the aromatic beef cattle to the Beijing Cattle Farm that will be billed to the Chinese Party at maximum trading term no longer than 120 days initially for the first 12 months of operation and gradually reducing to within 60 days within year 2 of operation.
•	Capital expenditure including working capital is limited at US$2.5 million for year one of the development and operation, and will be contributed 65% and 35% by the Company and the Chinese Party respectively. Subsequent capital requirement will be reviewed by both parties on or before February 28, 2014 pending its year one progress.
•	After satisfactory progressive performance of its business operation in years one and two, the parties will apply to form a Sino Foreign Joint Venture.

We are waiting on respective lawyers to finalize all terms and condition of this joint venture for execution targeting to be on or before February 28, 2014. Meanwhile, we do not expect to generate additional revenue from this operation, except from the sales of cattle from Cattle Farm 1.

3. SJAP and HSA Division in Fertilizer, Livestock Feed and Cattle

We have two operations in this division spread over two provinces in China, SJAP in Qinghai Province and HSA in Hunan Province.

Operation 1. Operation 1 is operated from Huangyuan County of Xining City in Qinghai Province by SJAP, a majority owned subsidiary of the Company incorporated in China in 2009. SJAP’S principal revenue generating activities comprise: (i) manufacturing and sale of organic fertilizer, (ii) manufacturing and sale of livestock feed and (iii) rearing and sale of beef cattle. On February 28, 2013, SJAP completed its development of the CLF manufacturing factory, and started the production and sales of CLF. This CLF complements SJAP’s bulk livestock feed to provide the local cattle and sheep farming industry with a completed feed formula that can cater to the rearing of cattle and sheep at various growing cycles (e.g., specially formulated mixes with efficient nutrients for dairy cows and sheep, weaning, fattening and mature cattle and sheep). The advantage of the formulated feed combination is that the cattle and sheep growers will realize cost savings in production knowing precisely the amount of concentrated feed that will be needed by their livestock, thus avoiding wasted excess concentrated feed due to over feeding, which results in worthless excess fat in mature animals. In this respect, the Chinese central government has placed an order with SJAP to reserve up to 5,000 MT of CLF annually as part of the country’s annual reserve emergency livestock feed inventory. Thus, from March 2013 onward, SJAP expects to have additional revenue generated from the sales of CLF.

Our strategy is to increase the number of cooperative growers and obtain more internal cattle houses in an attempt to double the volume of production of mature cattle during 2013, which in turn would increase the demand for the production of fertilizer and bulk stock feed to grow in tandem. As of the date of this Annual Report, SJAP has established 22 Farmers societies that have the capacity to fatten up to 18,000 heads of cattle per year based on a 3-month turn around program. The cost of rearing cattle is expected to be lower as a result of concentrating efforts on manufacturing and/or selling livestock feed. The regional farmers are contracted to grow crops and pasture for us using our land that has been provided lease-free by the local Government or by using their own land, our equipment operated by our workers for planting and harvesting, and our supervision and associated services, as well as seed and organic fertilizer. These items are provided to them on credit, which are then charged against their account when the Company purchases the crops and pasture grass from them in return. Regional farmers also raise cattle for us using our bulk livestock feed under the same credit terms and conditions described above. That is, when the Company purchases the mature cattle from them, their accounts are charged for the feed against the amount paid.

As mentioned earlier, the cattle we grow are primarily Simmental, Charolais, and Angus. In general, local farmers buy 12 to 15 month old cattle from our cattle agents, and we commit to repurchasing the cattle between 21 months to 24 months old.

SJAP now has twelve cattle houses, with our smaller buildings housing a minimum of 200 head and larger cattle houses accommodating up to 350 head. Additional cattle houses are under construction. Sometime in 2014, we intend to rent part of our cattle housing to our cooperative farmers upon full development of all our cattle houses. Early in 2014, we will provide slaughter and deboning services to farmers at our abattoir and deboning facilities. SJAP received a business permit from the Chinese authorities on April 17, 2013, and construction commenced on April 21, 2013 on the abattoir, de-boning factory, and related packaging facility. Since it is rare and difficult to obtain a permit for an abattoir facility in China, having this facility is expected to become a very valuable asset. Trial runs of the slaughter facilities commenced in December 2013. Phase 1 is newly operational.

Before our abattoir and related facilities were operational, we sold mostly live cattle to or through various cattle wholesalers to existing wholesale and distribution markets that did not require much marketing efforts and networking. In 2014, however, we will require organized marketing networks and efforts to sell our beef (meats) and beef products efficiently in order to achieve better profit margins for our quality meat and establish our own brands and labels.

In China, beef is customarily distributed through various tiers of established wholesalers and distributors that source their beef from various slaughter and deboning houses located across many districts in China. Most of these wholesalers sell multiple types of frozen or freshly chilled meats (including pork and poultry, etc.), and some slaughterhouses specialize in and solely supply beef. These wholesalers and distributors supply beef to regional supermarket chain stores, retailing wet and frozen food markets, the catering industry, etc. Therefore, after having established its own slaughterhouse and deboning factory, SJAP is expected to automatically become the primary supplier of beef. As such, many existing wholesalers and distributors will source their beef supplies directly from us. With the current ever increasing demands of quality beef meats due to the increase of middle class consumers, the Government’s enforcement of food safety regulation, and of anti-smuggling and illegal imports of beef, the right opportunity exists for SJAP to market its high-quality beef product. Therefore, the Company is confident it will successfully sell its beef meats in domestic markets. Also, a portion will be exported to South Asian countries (i.e., Malaysia, Singapore, Hong Kong, Middle East countries and Thailand etc.) in 2014, as the Local Government encourages us to do.

The following table shows the current average mark-up margin for most of the sellers and operators in the beef trade in China:

Type of wholesalers, distributors or retailers	Mark-up Margin in Localities (Low / High)
	Tier 1 Cities	Tier 2 and Tier 3 Cities	Tier 4, Tier 5 & Lower Cities
Slaughter cum de-boning houses	30% / 35%	33% / 38%	39% / 42%
1st tier wholesalers and distributors	10% / 12%	12% / 15%	15% / 20%
2nd and 3rd tier wholesalers and distributors	15% / 20%	18% / 25%	20% / 30%
1st tier retailers (i.e. supermarket chains)	22% to 35%	22% / 35%	22% / 35%

Our marketing strategy to sell our beef meats and beef products targets the middle class consumers through the following developments:

Development Items and Marketing Channels	Estimated Annual Beef Production in Metric Tons (MT)			Shares of Sales
	2014	2015	2016	2014	2015	2016
	6,000	9,000	18,000
Develop up to five sales and distribution outlets in Guangzhou, Beijing, Tianjin, Chongqing and Shanghai City
(A) Existing localized 1st, 2nd and 3rd tier wholesalers and distributors in these cities				60%	45%	35%
(B) Own sales and distribution outlets*				40%	30%	30%
Develop up to five sales and distribution outlets in Fuzhou, Changsha, Suzhou, Shenzhen and Xiamen City
(A) Existing localized 1st, 2nd and 3rd tier wholesalers and distributors in these cities					15%	20%
(B) Own sales and distribution outlets *					10%	15%

*Our own sales distribution outlets will include the development and operation of the following:

•	1st and 2nd Tier Wholesale and Distribution Network directly competing with existing local wholesalers.
•	Distribution and service networking into supermarket chains
•	Franchising of “Bull” Restaurants that will sell our own beef and beef products
•	Franchising of retail butcher shops similar to the Beijing shop.

Currently our “Bull” restaurant serves as our demonstration model. Converted from an old cattle house, and situated next to our renovated cattle houses at SJAP’s complex, Bull seats over 130 and is a popular local dining facility. In fiscal year 2013, Bull sales reached over $590,000 with net profit of over $70,000 (netting about 12%), and used one head of cattle every three days.

We can reasonably assume that in big cities, compared to the small community of Huangyuan where the demonstration restaurant is located, a similar restaurant must have the capacity to use up to at least two head of cattle per day, equal to 730 head per year. Therefore, if and when we develop fifty Bull restaurants, we anticipate realizing sales of up to 36,500 head of cattle in a year, which is more than SJAP targets to slaughter in 2016 (i.e., 30,000 head).

This table lists some of the biggest wholesale frozen food (including beef) markets in Tier 1 cities (i.e., Beijing, Shanghai and Guangzhou City) from which there are many established logistic services to channel frozen goods to other Tier 2 and Tier 3 cities, where many existing localized wholesalers and distributors are situated and operating:

City	Name of Wholesale (cold storage) Markets	Address
Beijing	XinFa Di Wholesale Market of Agricultural Produce	XinFa Di Bridge, Jingkai Highway, Fengtai District, Beijing
	Jing Hua Jin Niu Qing Zhen Wholesale Market of Meat and Aquatic Produce	No.6 Nanding Road, Fengtai District, Beijing
	YueGeZhuang wholesale Market	No.34 Fengtai Road, Beijing
	Jin Xiu Da Di Wholesale Market of Meat	No.69 Fushi Road, Haidian District, Beijing
Shanghai	Shanghai City Beef and Mutton Wholesale Trade Market	No.178 Nanda Road, Baoshan District, Shanghai
	Cao An Hu Tai Agricultural Wholesale Market	Mei Ling North Road, Putuo District, Shanghai
	Shanghai Agricultural Produce Wholesale Market Centre	Hunan Road, Pudong District, Shanghai
	Shanghai Qi Bao Agricultural and Sideline Products Integrated Trading Market	Laiting North Road, Minxing District, Shanghai
	Shanghai Jiang Yang Agricultural Produce Wholesale Market	Jiang Yang North, Baoshan District, Shanghai
Guangzhou	HuiFeng Frozen Produce Market	No. 5 Shui Chang Road, Huang shi Xi Road, Guangzhou
	Zi You Ma Frozen Produce Wholesale Market	No.1 Huang shi Xi Road, Guangzhou
	Da Luo Tang International Frozen Produce Centre	Qiao Xing Avenue, Panyu District, Guangzhou

Note: We intend to acquire an existing wholesale establishment in each of these Tier 1, Tier 2, and Tier 3 Cities to be our main sales and distribution outlets, and as our main regional sales administration centers.

With the slaughterhouse, de-boning and value added processing activities since Q1 2014, we expect rapid growth of year on year revenue and profits for SJAP thereafter. The table below lists examples of SJAP’s revenue that we expect to be generated from one head of cattle.

Assumptions: Cattle is purchased at 15 to 16 months old and fattened for a period of five to six months, then slaughtered and de-boned. 10% of the beef meat will be used for value added processed beef products. Revenue generated from marketing division is excluded.

PER HEAD OF CATTLE
Revenue Components	Quantity	Average Unit Price in RMB		Revenues	Average Yielding Information & Statistics
(Ex-factory)		At cost	Sales value
Organic Fertilizer	1 MT	650 / MT	1200 / MT	1,200	Fertilizer /Mu / year	0.65 MT	1 Mu = 660 m2
Bulk Livestock Feed	3 MT	705 / MT	1250 / MT	3,750	Bulk livestock feed	6 MT / year	consumption
Concentrated Feed	600 Kg	1500 / MT	2600 / MT	1,560	Concentrated feed	4 Kg / Day	consumption
Live Cattle	Live-weight	27 / Kg	29 / Kg	22,330	Harvest of pasture	3.5 MT / Mu	yield / Mu/year
Slaughterhouse	Service fee	2200 / head	5000 / head	5,000	Average weight /cattle	500 kg / head	15 to 16 months old
Meats	423 Kg	65 / Kg	78 / Kg	32,995	Average weight /cattle	770 Kg / head	20 to 22 months old
Bones	116 Kg	Nil	60 / Kg	6,960	Average weight gain	1.5 Kg / day	Fattening period
Value added Beef products	42 Kg	78 / Kg	156 / Kg	6,552	Meat recovery rate	55%	423 Kg / head
Government Subsidy	1 head			1,000	Bone weight	25%	116 Kg / head
Total Revenue				81,347	Value added product	10%	42 Kg / head

As primary producer, SJAP’s revenue generated from one head of cattle	= RMB 29, 940.
As a value added processor, SJAP’s added revenue generated from one head of cattle	= RMB 51, 507.
Total Revenue Generated from one head of cattle	= RMB 81, 347.

Overall, SJAP expects that revenues from operations will multiply and increase rapidly as a result of the addition of further herds, and of comprehensive value added processing and marketing facilities. SJAP sells its organic fertilizer and bulk livestock feed mainly to its cooperative and regional farmers in addition to using it to rear its own grown cattle, but because its geographic location is so far away from other major provinces there are high costs associated with selling its fertilizer, bulk livestock feed and live cattle other than to local purchasers. Conversely, equivalent imports from other provinces must be purchased at a higher cost, providing SJAP with a competitive edge. Furthermore, Qinghai Province is a region rearing millions of cattle and sheep per year, providing an ample market for SJAP’s fertilizer and livestock feed.

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

The table below shows SJAP’s targeted production:

Revenue Component	2013	2014	2015
Organic Fertilizer	40,000 MT	40,000 MT	40,000 MT
Bulk Livestock Feed	60,000 MT	60,000 MT	60,000 MT
Concentrated Feed	20,000 MT	30,000 MT	40,000 MT
Live cattle
• from our farms	4,000 heads	6,000 heads	9,000 heads
• cooperative growers	4,000 Heads	6,000 heads	9,000 heads
Slaughterhouse
• Cattle	0	20,000 heads	35,000 heads
• Sheep	0	75,000 heads	110,000 heads
De-boning meats	0	6,000 MT	9,000 MT
De-boning Bones	0	1,500 MT	2,250 MT
Meat Products	0	450 MT	1,350 MT

Note: Sheep are raised by our cooperative growers and regional farmers.

The average of cattle prices in fiscal year 2013, live cattle wholesale prices are RMB29 per Kg live weight for 2 to 3 years old beef cattle, representing a steady increase of 5 to 8% over fiscal year 2012. However, prices increased sharply for beef cattle below one year old (priced between RMB32 to RMB34 per Kg live weight) representing a strong increase of over 12% between year 2012 to 2013. This indicates that there is greater demand for young cattle to be reared into mature cattle as the mature cattle market is becoming more stable and profitable. Current beef meat (in general, grade equivalent to meats de-boned from 2 to 3 year old beef cattle) sells at wholesale between RMB80 to RMB92 per Kg, depending on quality specifications, for locally produced meats that have been food safety certified and processed by food safety regulated slaughterhouses and de-boning facilities.

Photos of SJAP’s Operation and Complex:

Exterior of SJAP Headquarters

Interior of SJAP Headquarters

Concentrated Livestock Feed

Abattoir and Meat Processing Facility

Cattle House at SJAP

Storage of our Livestock Feed

Bull
CATTLE CARE SOCIETY

Our Prototype Bull Restaurant

Exterior of Bull Restaurant

Dining Area in Bull Restaurant

Private Dining Room at Bull

The Bar Area of Bull Restaurant

A Welcoming Place Setting

On October 28, 2013, SJAP’s nomination to apply merit credentials as a certified Dragon Head Business in China was approved by Government Authorities. “Dragon Head Enterprise” is a prestigious certification granted by the Government to businesses that demonstrate corporate social responsibility (“CSR”), pioneering and leadership in business using high standards of quality and services. Dragon Head status frequently leads to additional governmental grants and other assistance. Qinghai Province has larger numbers of ethnic minorities who receive proportionately higher grants, incentives, assistance and subsidies from the Government. SJAP has been well supported by the Government due to our CSR, and we expect to receive even greater Government support since approval of our Dragon Head Enterprise status.

SJAP’s abattoir, meat de-boning, meat packaging, and cold storage facilities started trial operations in December 2013. Limited production began in January 2014.

Operation 2. Operation 2, in Linli District, Hunan Province, is run by Hunan Shenghua A Power Agriculture Co. Ltd. China (“HSA”), a 76% owned subsidiary. HSA conducts the following business activities, both of which are in the development stage:

•	manufacturing and sales of organic and mixed fertilizer, and
•	cultivation of pastures and crops in preparation for the establishment of beef cattle farms.

By January 2013, its first organic fertilizer production plant was established and started its production of organic fertilizer. On March 5, 2013, HSA secured the rights to use an enzyme developed by a Hong Kong company some twenty years ago that has been utilized by global manufacturers of organic fertilizer. Earlier in this document we describe the enzyme, which we call T1. The advantage of this particular enzyme is that when it is applied to our organic fertilizer it has the ability to convert part of the organic raw materials into potash and phosphate without having to add in chemically formulated potash and phosphate, such that our end fertilizer can be qualified as pure organic fertilizer made with 100% natural organic raw materials. With this pure organic fertilizer, HSA is in a position to fully explore the potential market for fish in farm lakes and thereby to attempt to align itself with the government’s policy of encouraging Lake Fish Farmers to use pure organic fertilizer instead of chemical fertilizers. In addition, cost savings from avoiding the use of chemical potash and phosphate will, in management’s belief, result in a better profit margin for the Company. Sales of pure organic fertilizer commenced at the end of Q1 2013.

Currently, chemical fertilizers in the region are sold at wholesale between RMB 3,000 to 3,600 per MT depending upon their chemical composition, compared to organic fertilizer from SJAP selling at an average of RMB1,200 to RMB1,300 per MT. Our new 100% pure organic fertilizer with up to 8% potash is currently being marketed between RMB 2,000 to RMB 2,200 per MT targeting to reach an average up to RMB2,600 per MT such that its prices will be at the mid-range between organic and chemical fertilizer.

HSA targeted to produce up to 30,000 MT of 100% pure organic fertilizer in 2013 under its newly completed production plant and facilities, and aims to increase its capacity to about 90,000 MT per year in stages by 2015, subject to its sales performance within the period. The main hardship related to selling fertilizer is the requirement to provide longer credit terms (sometimes up to 180 days) to our end buyers because these end users normally can afford to pay for them only after they sell their products. Therefore, we assess creditworthiness of our prospective customers, and only consider the farmers whom we deem creditworthy, and who follow our requirements for planting their fields and harvesting crops each year.

Development of HSA in Linli District, Hunan Province, follows SJAP’s business model. HSA is situated in a much better growing environment, a farming rich province next to the Guangdong Province. Thus, HSA benefits from cheaper logistics costs, close proximity to large markets, and a more favorable climate (milder winters and longer summers versus SJAP’s long bitterly cold winters and short summers). However, financial support from the Government is more difficult to obtain because more entities share the Government’s support provisions.

HSA endures both higher development costs and longer time to construct its facilities when compared to SJAP, whose property had 40 older (yet salvageable) buildings, which it has renovated to meet its needs.

Hunan Province is one of the biggest primary producing provinces of China with over four million primary producers that grow rice, tea, tobacco, grapes, citrus, cotton, seedlings, sunflowers, herb plants and many varieties of cash crops. Hunan also has a long standing history in lake aquaculture producing millions of tons of fish and other seafood annually (e.g., total primary production is over RMB 450 Billion, or about US$ 75 Billion, recorded in 2011 as announced by Hunan Province Agriculture Department).

At our newly built fertilizer factory, the 100% pure organic mixed fertilizer (“POMF”) is generating stable income and revenues aiming to reach its 2013 target of 30,000 MT. By the end of September 2013, HSA produced and sold more than 12,000 MT of POMF at an average price above RMB 2,500 per MT (or US$403 per MT) collectively during the first nine months of 2013.

Construction work to develop HSA’s cattle station began in March 2012 with preparation work on its general layout. We cultivated 75 acres of our land, situated below the fertilizer factory, and we planted crops and pastures. The hill behind and above the fertilizer factory must be leveled before the cattle houses can be built. Leveling is underway.

4. Hylocereus Undatus (HU) Plantation

JHST, an SJVC that is 75% owned by MEIJI, is consolidated as a subsidiary, and is the owner and operator of our Hylocereus Undatus Plantation (the HU Plantation), at Enping City in Guangdong Province. Hylocereus Undatus is a cacti commonly referred to as Dragon Fruit. In 2013, JHST contributed 9.2% of the Company’s revenue and 17% of our gross profits. Developed in 2008, the HU Plantation has generated revenue since 2009. JHST conducts two operations: (i) growth and sales of flowers, and (ii) drying and value added processing and sales of HU flower products. JHST cultivates 187 acres of Hylocereus Undatus in Guangdong Province. HU blooms for a very short period, sometimes only one night, and flowers must be 20 to 25 cm long when picked before they turn from green to white. HU is a delicate crop. Harvest season runs from July through October.

HU cacti take three years to reach maturity, though they will flower a little even in their first year, and can produce for as long as twenty years. JHST began planting in late 2007, and by 2014 all of the plants are mature plants (averaging over four years). The product is sold in the form of dried flowers (used in health-related soups and teas), and as fresh flowers that are consumed as vegetables in China.

Fresh flowers are sold to regional wholesale and retail markets due to their short shelf life. Some are dried and packed; these flowers are sold to a few major wholesalers, who distribute them to wholesale and retail markets and export traders through the winter and spring months (from October to June) in Guangdong Province. HU is a seasonal revenue product: more than half of JHST’s revenues are recognized in the third quarter. No sales are made in the first quarter.

We originally forecast that by 2014, dried and pickled flowers would make up 96% of the division’s flower income as produce is diverted away from delicate fresh flowers. In 2013, we planted a special selenium-rich Chinese herb (called XueYingZi, or “Immortal Vegetable” in China, and Snowsakurako in Japan) among the HU Plants hoping to prolong the shelf life of the fresh flowers from 2-3 days up to 12-14 days and increasing the sales of fresh flowers. This did not occur, so that we processed up to 80% of HU as dried flowers in 2013.

Our organic Immortal Vegetable plants have properties that some believe induce good health. We have processed these into small gift packs - selling them as organic vegetables with leaves for tea and stems for soup. Laboratory test results show that each Kg of fresh Immortal Vegetables from our Q3 2013 harvest contains 0.58 gram of selenium, which adds value to their sales. Immortal Vegetables grown as trials over the 30 Mu field produced over 200 MT of crops (including roots) during this quarter, averaging about 6.7 MT per Mu from a density of about 1,700 plants per Mu —within our Q2 2013 estimates. In December 2013, we started trials to plant other cash crops in between the HU Plants with the aim of improving revenues covering all seasons.

The Corporate (or SIAF) Division

From Q4 2012, the Company decided to generate business income to fund its shared services operations’ working capital annual budget, as described in this section.

We developed the Wholesale and Distribution Facilities project including design, construction and project management of its business operation of a specialized modern beef wholesale and distribution center (“Wholesale Center 2”) for Guangzhou City NaWei Trading Co. Ltd (“NWT”), an unrelated Chinese third party owned company situated at the Guangzhou City, LiWan District, New Wholesale Market. We have completed a freezing room facility that has the capacity to store up to 150 MT of frozen food at -25 degrees Celsius. We renovated other facilities (e.g., wholesale shop, packaging and processing facility, office, dry good storage and function room), with alterations on-going. Wholesale Center 2 is in operation.

We developed the Central Kitchen and related facilities project including design, construction, project management, and managing business operations for Guangzhou City Wangxiangcheng (“WXC”), an unrelated Chinese company, of a Central Kitchen, a Central Bakery, a fast food restaurant and three mobile food stores (“Central Facility 1”) situated adjacent to Wholesale Center 2. The construction work of the Central Kitchen is completed and the Central Facility 1 is in operation.

Restaurant development projects encompass design, construction, project management, and managing business operations for WXC. Six restaurants in and around Guangzhou are in varying stages of development, as follows:

Restaurant 1, at River South District, has operated since Q1 2012. In Q1 2014, we began alterations and renovations at Restaurant 1, to improve service efficiency and to add a steak house section. We anticipate completion of renovations and alterations in May 2014

Restaurant 2, at the UU Park Complex in Tianhe District, has operated since Q3 2012.

Restaurant 3, at the Sporting Complex in Tianhe District, opened at the end of Q1 2013. The Company stopped operating Restaurant 3 in November 2013, due to our landlord’s failure to provide us a Fire Safety Permit. Lack of this permit prevents us from completing our business registration, and obtaining our own Fire Safety Permit. Operating without both permits is subject to heavy penalties in China. We are currently suing the Shopping Complex for contractual breach.

Restaurant 4, at Harbor City Shopping Center, has operated since October 31, 2013.

Construction and renovation work on Restaurant 5, at the center of Zhungzhen City (approximately a 35 minute drive from Guangzhou), is virtually complete. Operations of Restaurant 5 started on March 28, 2014.

Restaurant 6, at the Li Wan District and next to Wholesale Center 1, started renovation work in September 2013. We await approval of various permits, particularly the one for change of purpose (from wholesale market to food premise). We now hope to complete Restaurant 6 in June 2014.

When fully operational, these six restaurants will occupy a total gross area of 5,800 m2 (about 63,800 ft2) with seating capacity for 1,370 persons. In Q4 of 2013, we initiated the planning process to establish three additional smaller shops that will sell and cater specialized gourmet foods. We had hoped to begin operating the gourmet food shops in December 2013, but the permitting issues described for Restaurant 6 have delayed construction until Q2 2014.

The following photos show the restaurants that we have developed:

In 2013, we also constructed a trading complex (the “Trading Center”) for the Import and Export trades of the Company at another building adjacent to Wholesale Centers 1 and 2. The Trading Center has imported frozen and fresh chilled and live seafood (i.e., cuttlefish, squid, prawns, salmon, crabs and eels) from Malaysia, Thailand, Russia and Madagascar and other local coastal fishing towns. The seafood was sold to Wholesale Center 1, which distributed and sold it into various reputable food chain outlets, wholesale market stores and supermarket chains in the Guangzhou City, Shanghai City as well as in the southern coastal towns of the Guangdong Province.

We expect to be appointed the turnkey solution provider given our current success on existing projects with our Chinese investor who owns the Guangzhou City WangXiangCheng Enterprise Management Consulting Co. Ltd. (“WXC”). WXC intends to develop over 50 gourmet restaurants and fast food outlets collectively within two years (2013 to 2014). We also expect to continue as the turnkey solution provider for NWT to develop a number of modern health food department chains in Guangzhou City during 2014 and 2015. SIAF will act as engineering consultant, management service provider, and marketer. As such, we expect SIAF’s business and engineering development division to be kept busy for the next three years. At the same time we aim to further develop our import and export trades, and the seafood value added trades in harmony with WXC’s and NWT’s developments to maintain our growth rates in the sales of fish, seafood and beef products. In this way, we gain momentum in materializing our business vision of vertically integrated operations.

The Consulting Services Agreement between WXC and the Company is outlined below.

Principal terms and conditions of the agreement:

•	WXC is a restaurant owner and operator in China. SIAF is an engineering and management consultant with the know-how to develop business operations of catering and food services and the expertise to provide related services.
•	The project development involves:
•	the construction and business development of a Central Kitchen, a Central Bakery, a fast food restaurant, a Central Storage, a Central Reception Centre and associated facilities at a location in LiWan District, Guangzhou City; and

•	15 signature restaurants, 20 medium sized catering food shops, 30 small Mobile Food Stores, with associated services and training, at suitable locations in Guangzhou city.

•	The project development will be carried out under various phases and sub-stages starting from October 1, 2012 and scheduled to be completed on or before September 30, 2015, at a total cost estimated at US$ 11.66 million.
•	WXC, as the developer, will be responsible to finance and pay for the project development. WXC will pay SIAF or SIAF’s designated agents for work done and provided by SIAF in accordance with the agreement.
•	SIAF will be responsible to carry out and provide the services to the Developer, in accordance with scope of work of the agreement.

Upon completion of the project development and subject to the performance of the developed businesses, the parties agree to form an SJVC to acquire and to operate the project businesses based on its book value and upon the official formation of the SJVC SIAF will have the right to acquire up to 75% equity in the SJVC thus to reimburse WXC for the amount paid by WXC on the project development up to the time of the SJVC is formed officially.

The Import and Export Trading of SIAF:

We have imported and sold over twelve 40-foot sea containers of seafood from various countries (i.e., Russia, Malaysia, Thailand, Vietnam, Chile, etc.), Imports from Madagascar are impressive; we have imported over 500 MT of live seafood (including Mud crabs, flower pattern eels, and other variety of fish).

Summary of the major work carried out during fiscal year 2013:

We believe that all development work carried out during fiscal year 2013 demonstrated good progress including:

•	Our own Trading Center is now operating (although finish work is on-going)
•	Leonie Chain’s Central Kitchen is 100% completed
•	The Central Bakery has operated since May 2013
•	Four restaurants are completed, with renovation and alternation work in progress on Restaurant (1) and Restaurant (5) started business on March 28th 2014.
•	SJAP has completed all essential construction work on its slaughterhouse and deboning facilities and had a trial run of slaughtered and deboned 100 heads of cattle in November 2013 and the production of Marble beef in March 2014.
•	JHST has completed the revitalization program of its HU Plantation (i.e., new irrigation systems with automatic sprinklers, replacing with organic soil, planting with immortal vegetables in between each row of the HU plants, extension of staff quarters with accommodation now for more than 40 workers at one time), planting 13 acres of Immortal Vegetables, and building associated nursery
•	Prawn Farm 1 commenced operation
•	The Beijing Cattle Farm and wholesale shop began operating
•	Prawn Farm 2 completed three prawn grow-out open dams with RAS systems and successfully bred fingerling of LawZi Prawns from our second and third generation brood stocks
•	We established facilities in Madagascar and in turn importing from Madagascar
•	HSA successfully produced the Lake Fish organic fertilizer.

The Company views the foregoing accomplishments as giant milestones toward building strong fundamentals for the Company’s future growth. Consequently, we see our 5-year plan play out as envisioned. Particularly at the wholesale level in the fishery and beef divisions, economies of scale are being realized. The benefits of vertical integration are being achieved gradually, most in evidence between the wholesale and distribution levels. These enhance the Company’s competitive position. We are beginning to see a multiplier effect generating core sustainable value and adding a layer of corporate maturity and operational reliability, reinforced by all financial metrics continuing to move positively.

INDUSTRY OVERVIEW

Economic Outlook for China

Over the course of the past four decades, China has displayed vigorous growth. In 2011, the Chinese economy, as measured by its gross domestic product (GDP), was almost 20 times larger in volume terms than it was in 1980. The agricultural sector, as measured by FAO’s net agricultural output index grew by 4.5 times over the same period. The rapid growth in both national income and agricultural output has contributed to substantially higher national food availability and much improved access to food. The details surrounding such success has many dimensions, including a changing policy environment, increased national investments, and improved factor productivity, all amid a rapidly changing rural, demographic and economic landscape, regional differences but also critically rising land and water constraints.1

1 OECD-FAO Agricultural Outlook 2013 [Chapter 2 Feeding China: Prospects and Challenges in the Next Decade, page 52]

The OECD projects strong GDP growth to gradually slow over the next ten years from the current 8% range toward 6%.5 This still means that per capita income in China will more than double over the next decade, with an impact on domestic demand for food, particularly for those foods with higher income sensitivity. While China’s Engel coefficient has declined as income has risen, and will decline much further in the next decade, it indicates a considerable impact for food demand, especially if income growth is passed down to the lower income population.

On the demand side, population growth will continue, albeit at a slower rate of 0.3% p.a. compared to 0.5% p.a. in the past decade. The rapid increase in urban population will continue to impact on food demand patterns. While the UN projects a total population increase of some 38 million people (to 1.392 billion by 2022), urban population may increase by 138 million over this period. In 2011, the average net income of urban dwellers was almost three times that of rural dwellers. Not only does food consumption appear higher in urban contexts, which are associated with higher incomes, consumption of meat and dairy and fish products are also much higher. These demographic trends will support changes in diet structure, implying growth in the demand for feed grain and protein meal. They also place higher demand for modern and efficient food marketing chains that establish quality and safety regimes that must be met by supply chains reaching down to the primary sector. Nevertheless, as measured by current data on apparent consumption, consumption of both meat and fish in China on a per capita basis is similar to many OECD countries and an appropriate issue is how much the composition of protein intake will change over the coming decade.1

China’s real GDP growth is expected to moderate to around 7.7% in 2014-18 (compared to 10.5% during 2000 and 2007), as the country rebalances its growth model towards growth driven by domestic consumption. Implementation of structural reforms will also be a critical factor in driving the Chinese economy towards sustainable development and growing beyond the middle-income trap.2

GDP growth for 2013 continued at more moderate growth levels as the economy is shifting its growth model. Key indicators for 2013 show overall stable macroeconomic conditions and an anticipated slight slowdown in growth for most of the indicators. In sum, economic growth in 2013 stabilized at similar levels to 2012. As a sign of China’s economic transformation, 2013 marked the first year that the tertiary sector accounted for the largest share of GDP. Following the government’s announcement of bold reform plans, 2014 will indicate how the government aims to implement its new economic policies. Strengthening the role of markets will take time to implement with significant results unlikely to be noticeable in the short-term. Reforming the Chinese economy and shifting the emphasis toward quality and efficiency will be accompanied by a structural slowdown with policy experimentation taking place in areas including investment, international trade, land rights, and pricing mechanisms.

Most GDP growth estimates for 2013 proved too bullish and were revised downward over the year. Growth expectations for 2014 are significantly lower than in the previous year as most analysts anticipate GDP growth to stabilize at between 7.4% and 7.8%. President Xi Jinping has used the first months to manifest his powerbase after the leadership transition was completed in 2013 with a strong priority on economic reforms. As China begins to implement the 60-point reform program issued by the Central Committee’s Third Plenum in November 2013 a key challenge to achieving steady economic growth will be to set priorities and coordinate the reform efforts. Most certainly implementation of new long-term policy goals will hit some roadblocks, but growth is highly unlikely to fall below 7% over the next few years.3

Agriculture in China

China is the world’s largest agricultural economy. It is the leading producer of many agricultural commodities such as pork, horticultural products, rice, and cotton. It is also the largest consumer of many agricultural products, such as pork, rice and soybeans. While China generally has been successful in meeting its rapidly rising demand for food and fiber by increasing domestic production, it has emerged as a leading global importer of several agricultural commodities, including cotton, soybeans, vegetable oils, and animal hides. As its domestic agricultural production has grown, China has also become the largest exporter in global markets for several horticultural products, including mandarin oranges, apples, apple juice, garlic, and other vegetables.

About 40% of China’s population of 1.3 billion is employed in the agricultural sector, and agriculture contributes about 11% to China’s GDP. 4

According to OECD, China’s contribution of scientific and technological progress in 2012 to growth in agriculture has reached 54.5%, doubling from 27% in the beginning of rural reform. Accordingly, OECD projects China should maintain its leading role in global fisheries as its aquaculture as production continues to increase, albeit at half the rate of the previous decade. China is expected to account for 63% of global aquaculture production in 2022 and remain one of the world’s leading fish exporters.

[2]	OECD-FAO Agricultural Outlook 2013 [Chapter 2 Feeding China: Prospects and Challenges in the Next Decade, pages 62-64]

[3]	OECD Economic Outlook for Southeast Asia, China and India 2014 Pocket Edition [page 3]

[4]	China Economic Outlook 2014, German Chamber of Commerce in China [pages 1-2]

[5]	USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011 [pages 1-1 and1-8]

China’s Support for Agriculture

Traditionally, China’s government support for agriculture was low compared to that of developed countries, such as the United States and the member states of the European Union, but in line with that of other rapidly growing economies, according to the United States International Trade Administration, or the USITC. As measured by the OECD’s PSE,5 the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose to 9% in 2007. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to the USITC.

However, more recently, government support to China’s agricultural sector indicates that Chinese policymakers are placing a renewed emphasis on the rural economy. Indirect support, in the form of general services, is very high relative to similar support programs in other countries, due largely to investments in agricultural infrastructure. General services include modern research and extension services, food safety agencies, and agricultural price information services, most of which provide benefits to producers and consumers throughout the economy. Compared with direct payments to farmers, general services support is less production-distorting to the sector.

China’s medium term policy priorities are enunciated in its 12th Five-Year Plan for National Economic and Social Development of the People’s Republic of China (2011-2015) and supplemented by its National Modern Agriculture Development Plan.

The Plan (2011-2015) strives to solve the “Sannong” issues: agriculture, rural community, and farmers. These priorities focus on the following areas:

•	Safeguard national grain security, transform agricultural development, and improve agricultural production capacity.
•	Increase farmers’ income and living standards, narrowing the gap of living standards between urban and rural areas.
•	Ensure food quality and safety.
•	Protect agricultural resources and promote environmental sustainability.
•	The Plan strives for general self-sufficiency in food production:
•	Per capita annual net income of rural residents will grow more than 7% and the impoverished population will be significantly reduced.
•	Improve resource utilization and land productivity, strengthen risk prevention and emergency management capacity development.
•	The main measures taken by the government will focus on the following:
•	Strengthen agricultural development and institutional reform.
•	Enhance policy support and protection for agriculture.
•	Promote the opening-up of agricultural markets.
•	Improve and develop the legal system supporting the agriculture and food

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

The UN projects China’s urban population to increase by 138 million by 2022.

Chinese consumers generally fall into one of three categories: rural consumers; urban low-income consumers; or urban high-income consumers. Although high-income consumers can afford to buy more and better-quality food, the ubiquity of food outlets in cities means that nearly every urban resident, regardless of income, sees an increasingly diverse food selection. Compared to rural diets, urban diets contain less grain and more non-staple items, including processed and convenience foods. Rural migrants to cities tend to adopt the urban diet.

6 OECD: PSE is defined as the estimated monetary value of transfers from consumers and taxpayers to farmers, expressed as a percentage of gross farm receipts (defined as the value of total farm production at farm gate prices), plus budgetary support

According to OECD, livestock, both the meat and dairy sectors, will continue to expand, with increasing feed requirements which will result in higher imports of coarse grains, likely beyond the current tariff quota levels. China is expected to become the world’s leading consumer of pig meat (pork) on a per capita basis, surpassing the European Union by 2022.

Food Expenditures

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

Food Preferences

Along with more varied consumption, higher incomes lead to changing food preferences, including demand for better quality and safer foods. Food preferences determine where urban Chinese purchase their food, whether it be at local “wet markets,” urban supermarkets, or restaurants. Chinese value the diversity in food products that different shopping outlets offer. In the future, analysts predict that further income growth and urbanization will continue to increase demand for a variety of higher quality foods, according to the USITC.

As in other developing countries, the traditional diet in China comprises mostly grains and other starches. Consumption of non-staple, higher-value foods such as pork meat, dairy, fruits, vegetables, and processed food has grown significantly in the past three decades; 30% of food currently consumed in China has been processed in some way, according to the USITC.

China’s per capita expenditures for animal proteins in 2008 averaged $184, up from $137 in 2007. The Chinese consume about four times as much pork as poultry, the second most popular animal protein. Pork consumption has been encouraged by improved cold storage distribution that transports the meat greater distances to reach more customers. Pork consumption also is high due to government support programs, including purchasing pork for reserves and occasionally subsidizing pork purchases for low-income consumers.

Food quality and food safety are important factors affecting Chinese food preferences. High income urban groups that focus their spending on high-quality products also seek assurance that their food is safe. Safety concerns can determine where certain foods are bought: fresh produce is usually purchased at a wet market as fresher produce is perceived to be safer, while meats are increasingly bought at a supermarket because of the availability of cold storage.6

Aquaculture

A new World Bank report estimates that in 2030, 62% of the seafood we eat will be farmed, to meet growing demand from regions such as Asia, where roughly 70% of fish will be consumed. China will produce 37% of the world’s fish, while consuming 38% of world’s food fish.

As the global population approaches nine billion by 2050, there will be a need for more food and jobs. A growing aquaculture industry can meet these needs, as it operates responsibly. Risks and environmental impacts of some aquaculture practices have made headlines of late. Disease outbreaks in shrimp aquaculture in China, Thailand and Vietnam, and in salmon farming in Chile illustrate some of the industry’s challenges. Aquaculture presents countries with an opportunity to improve sustainable and environmentally responsible fish farming.

“We continue to see excessive and irresponsible harvesting in capture fisheries, and in aquaculture, disease outbreaks, among other things, have heavily impacted production,” says Juergen Voegele, Director of Agriculture and Environmental Services at the World Bank. “There is a major opportunity for developing countries that are prepared to invest in better fisheries management and environmentally sustainable aquaculture.”

7 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011

“Aquaculture will be an essential part of the solution to global food security. We expect the aquaculture industry to improve its practices in line with expectations from the market for sustainable and responsibly produced seafood,” says Jim Anderson,7 Bank Advisor on Fisheries, Aquaculture and Oceans and co-author of the report.

The Market for Seafood in China

The information in this section, including graphs, is taken from the USDA’s GAIN Report Number CH12073 of December 28, 2012 unless otherwise stated.8

Total Aquatic Products Production

China has the world’s largest aquatic production. By 2010, its market share has risen to 35% from 7% in 1961.9 Total 2012 aquatic production in China is estimated to increase four percent over last year to reach 58 million tons, compared to the 56 million tons in 2011 and 53.7 million tons in 2010, according to the USDA. Fish production accounts for 59% of the total aquatic production, followed by shellfish and crustaceans at 22.6% and 10%, respectively. Fish production is, according to the USDA, expected to continue its upward growth trend to reach 34.5 million tons in 2012, up from 33 million tons in 2011 and 31.3 million tons in 2010.

In 2011, Shandong, Guangdong, Fujian and Zhejiang provinces profited from favorable coastal locations and abundant freshwater resources/facilities to rank as the top four aquatic production areas. In terms of freshwater cultured production, Hubei, Guangdong, and Jiangsu provinces are the largest producers. These rankings are expected to remain unchanged in 2012, according to the USDA.

China remains the world largest aquaculture producer with total cultured aquatic production accounting for about 70% of the world total, based on industry sources. Total aquaculture water area reached 7.83 million hectares (MHa) in 2011 from 7.65 MHa in 2010, with the majority (164,000 Ha) expansion in freshwater facilities. While the majority of cultured facilities are fresh water due to available natural resources, growth in seawater facilities has outpaced that of freshwater facilities over the past four years, rising 33% between 2008 and 2011, compared to 15% for freshwater. Aquaculture area growth has slowed overall, investment in facility expansion is slowing, with 2011’s 2.5% expansion cooling significantly from 2009’s 14% expansion. Government officials relate that environmental concerns and the rapid industrialization/urbanization of China’s coastal region are hampering further aquaculture expansion.

According to the USDA, aquaculture fish production dominates the sector with total production of 22.8 million tons, accounting for 69% of total fish production in 2011. Carp remains the most popular cultured freshwater fish with total production of 15.6 million tons in 2011 (up from 15.1 million tons in 2010), accounting for 72% of total freshwater cultured fish.

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

8 Fish to 2030: Prospects for Fisheries and Aquaculture. World Bank Report No. 83177-GLB, December 1, 2013

9 Definition of terms: China’s definition of aquatic products includes both cultured (farm-raised) and wild caught products; aquatic products include fish, shrimp/prawn/crab, shellfish, algae, and other. Aquatic catch production is total volume of both fresh and seawater wild caught aquatic products; Aquaculture production is the total volume of both fresh and seawater cultured (farmed) aquatic products. This report uses Chinese terminology to maintain consistency between Chinese statistics and product categories. Total aquatic trade statistics below do not include fishmeal.

10 The State of World Fisheries and Aquaculture 2012, FAO

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

The policy on aquatic processing trade remains unchanged

China’s reportedly positive view of the aquatic processing trade may be due to its role in generating new employment and producing rendered feed ingredients that are in demand by the growing feed industry. If imports are exported as processed products, they will not be subject to a tariff or value-added tax (VAT). Imports sold in China are subject to tariff and VAT.

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

New health certificate for fish and fishery products

On April 10, 2012, AQSIQ requested an amendment to the US Health Certificate for Fish and Fishery Products destined to China, effective Jan 1, 2013. In late December, the Department of Commerce, NOAA, the Seafood Inspection Program and AQSIQ agreed on a new certificate that will be implemented January 1, 2013. The current certificate will be accepted for entry into China for fish and fishery products exported prior to January 1, 2013. After January 1, 2013, any fish and fishery products exported from the US to China must be accompanied by the new health certificate.

Marketing

Due to market development efforts, domestic demand has increased for imported frozen aquatic products. Salmon, snow crab legs, and cod are all products commonly available in supermarkets. Product identification, such as brand names, logo and country of origin are important tools to attract consumer interest.

Scallops, salmon, Alaskan snow crab legs, king crabs, black cod, and oysters are popular items in many upscale hotels that commonly feature these products in buffets. With the proper display, high-value imported items can be promoted to customers.

Importers claim high value U.S. seafood products are easy to sell in both first and second tier cities, even in coastal cities such as Qingdao. Major obstacles include inconsistent availability due to insufficient supply and counterfeit products.

The Market for Meat in China

China is the world’s largest producer and consumer of meat, which includes pork, poultry and beef, by far. Historically, this situation did not have a large impact on the rest of the world, as China, for the most part, maintained self-sufficiency in meat. However, since 2007 the situation has changed dramatically. China has gradually turned into a net importer of meats.

World meat production was around 297.1 million tons in 2011 and forecast to grow by less than 2% to 302 million tons in 2012.11 China’s meat production reached 79.57 million tons in 2011, including 50.53 million tons of pork, yet the overall production was slightly less than the consumption; meanwhile, the net imports of meat climbed 33.59% year on year to 1.57 million tons. According to the 12th Five-Year Plan of the meat industry, it is expected that by the end of 2015, China’s total meat output will have reached 85 million tons, consisting of about 63% pork.

With strong economic growth, China’s urbanization has been occurring at a faster pace than commonly expected. By the end of 2011, the urban population for the first time exceeded the rural population, reaching 51.3% of the total population. If rural migrants working in urban areas are included, the population working and living in urban areas accounted for about 70% of the total population.

Urbanization and rising purchasing power has led to a dietary pattern change switching from the consumption of traditional food grain products to an increase in consumption of meat.12 The change in consumer preferences, meaning higher priced red meat representing a major part of Chinese consumers main protein source, partly derives from the perception that consumption of red meat is equal to higher status than consumption of poultry or pork.13

There are several other specific market drivers which underpin the increase in demand for red meat. One driver is the improved living standard in China which stimulates the growth of beef markets, since beef often sells at a much higher price and traditionally goes beyond a majority of people’s affordable level. Another is the fact that Chinese people’s dietary structure is becoming more diversified and reasonable, bringing larger amount of beef consumption since beef has nutritional benefits. Lastly, further regulation of China’s beef industry is likely to ensure sufficient supply of cattle and promote the development of the beef industry, which would result in safer and healthier beef products.14

The strong rise in feed grain prices in the past five years is now moving substantially through the market chain and is being reflected in higher meat prices with the exception of poultry where adjustments have been made. On the contrary, world meat consumption continues to grow at one of the highest rates among major agricultural commodities. Thus, developing countries can expect an increase in meat imports despite strong meat prices, driven by population, income growth and elasticity of demand. Equally so, strong prices will result in sustained export earnings, which will encourage large meat exporting countries to invest in international meat markets. When breaking the expected increase of demand down by region it is evident that the Asia and Pacific region is projected to stand for the largest increase in demand by far.15

The supporting policies from Chinese government is expected to ensure adequate supply of cattle sources from the upstream area and improve the quality and taste of beef products. Therefore, consumers are likely to get safer and healthier beef products and beef consumption is expected to move to a higher development level in the near future.16

The Market for Fertilizer in China

Demand for fertilizer in China is forecast to increase 3.3% per annum through 2015 to 262 million metric tons. We expect sales of fertilizers to be supported by healthy expansion of agricultural activities as the amount of sown areas continues to grow and rural income levels rise. Farmers will continue to register steadily increasing incomes, the result of growing crop prices and government subsidies designed to supplement their revenues and reduce their material costs. Subsidies aimed directly at cutting the cost of fertilizers is expected to encourage additional use. In addition, rising crop prices have encouraged farmers to invest in fertilizers to further boost crop yields. Advances will also be driven by increases in the hectares of sown land dedicated to growing cash crops. However, increasing demand for organic food and improved understanding of the correct application of fertilizers is expected to prevent demand from rising at a faster pace.

11 Food Outlook Global Market Analysis, published by the Trade and Market Division of FAO under Global Information and Early Warning System (GIEWS), November 2012

12 China’s growing appetite for meats: Implications for World meat trade. A Multi-Client Study, April 2012

13 China and Hong Kong: Food Opportunities for Maine, Maine International Trade Center, March 2012

14 Frost & Sullivan: China’s beef market has great growth potential

15 Meat - OECD-FAO Agricultural Outlook 2012-2021

16 Frost & Sullivan: China’s beef market has great growth potential

In value terms, fertilizer demand is expected to grow 6.0% per year to 548 billion Yuan, outpacing gains in volume terms. Faster value growth will be driven by strong demand for higher value multi-nutrient fertilizers. In addition, advances will be supported by continued growth in fertilizer prices as the cost of natural gas, oil, coal, and other raw materials continues to rise.

Demand for fertilizer nutrients in China is projected to grow 4.4% annually through 2015 to 98.1 million metric tons. Nutrient demand will be stimulated by increasing use of higher nutrient level products as income levels grow in rural areas in China. In addition, government efforts to promote multi-nutrient fertilizers will also support gains in fertilizer nutrient demand. Accounting for more than three-fourths of total fertilizer demand in 2010, single-nutrient fertilizers will remain the larger product type through 2015, despite a relatively low growth rate of 2.1% per year. Sales of single nutrient fertilizers will continue to be supported by their relatively low prices. Multi-nutrient fertilizer demand will post a strong annual growth rate of 7.3% through 2015, fortified by government efforts to promote their utilization.

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East - which enable residents to afford more expensive food items - demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.17

17 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks and all other information in this Annual Report before deciding to invest in our common stock. If any of these risks actually occur, our business, financial condition, results of operations, and our future growth prospects would suffer. Under these circumstances, the share price and value of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described in this Annual Report are the only material risks and uncertainties that we presently know to be facing our company.

This Annual Report contains forward-looking statements. Forward-looking statements anticipate future events or future financial performance. Full disclosure regarding forward-looking statements, Cautionary Statement Regarding Forward-Looking Statements, follows this section.

This Annual Report also contains market data related to our business and industry. This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from projections based on them. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our common stock.

Currently, we conduct our business operations in the People’s Republic of China. As China’s economy and its laws, regulations and policies may and do differ from those found in the West, and change continually, we face certain risks that are summarized in this section.

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

The concentration of our current major customers could adversely affect our business if we were to lose one or more of them.

Four major customers for the Marketing and Trading unit accounted for 51.49% of consolidated revenues during the fiscal year ended December 31, 2013. Two of those customers accounted for 33.97% of consolidated revenues, approximately evenly split. If one of our major customers were to go bankrupt, our associated accounts receivable would become difficult to collect or a loss.

Our largest customer represents a group of thirty separate live seafood wholesalers at the Guangzhou wholesale markets. Our second largest customer is WSC1, which is owned and operated by APNW. Capital Award was the consulting engineer responsible for the construction of WSC1 and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers to whom we bill our sales of seafood. APNW then distributes the seafood to other wholesalers in various cities in China.

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in reporting our financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, cause our stock price to drop.

Because we will require additional financing to expand our vertically integrated operations according to our business plan and growth strategy, our failure to obtain necessary financing will impair our growth strategy; in addition, the risks of vertical integration are significant.

As of December 31, 2013, we had net working capital of $154,368,525, including cash and cash equivalents of $1,327,274. Our capital requirements to accomplish our planned vertically integrated development and growth plan of our business are significant.

In most developed countries, risks of agriculture operations are shared to a certain degree by different sectors in the industry. For example:

•	Research and development are often initiated and supported by government departments;
•	Primary producers are mainly concerned with the growing risks of the produce;
•	Marketing companies assume the risks of marketing the produce;
•	Trading houses sell the produce and assume the credit risks of the sales; and
•	Logistics companies assume the risks of transporting the produce.

However, as a vertically integrated operator, we must assume all the above-mentioned risks. China is a developing country; compared to other developed nations, its agriculture industry is not modern. Thus, management believes that it is essential for us to develop our business operation in a vertically integrated manner so that we can achieve reasonable profit margins for our products. We believe that the multiple layers of profits generated through vertical integration may compensate to some degree for the variety of risks that we face through the multiple operations; however, the overall risks are much greater. At the same time, our five year plan for vertically integrated developments is not fully completed, and the remaining developments may require significant capital expenditures and management resources. Failure to implement these vertically integrated developments could hurt our ability to manage our growth and our financial position.

The estimated costs for this and other projects that are part of our growth strategy in the future will total an investment of an estimated $500 million in the aggregate. Growth will be undertaken in phases of our 5-year plan that was initiated in January, 2010, and will depend on the funds available to us including internal capital and external capital.

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

Our significant increase in the scope and the scale of our operations, including the hiring of additional personnel, has resulted in significantly higher operating expenses. We anticipate that our operating expenses will continue to increase. Expansion of our operations may also make significant demands on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. We cannot assure that significant problems in these areas will not occur. Failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that attempts to expand our marketing, sales, manufacturing and customer support efforts will succeed or generate additional sales or profits in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, along with the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in its results of operations.

We may be unable to successfully expand our production capacity, which could result in material delays, quality issues, increased costs and loss of business opportunities, which may negatively impact our product margins and profitability.

Part of our future growth strategy is to increase our production capacity to meet increasing demand for our goods. Assuming we obtain sufficient funding to increase our production capacity, any projects to increase such capacity may not be constructed on the anticipated timetable or within budget. We may also experience quality control issues as we implement any production upgrades. Any material delay in completing these projects, or any substantial cost increases or quality issues in connection with these projects could materially delay our ability to bring our products to market and adversely affect our business, reduce our revenue, income and available cash, all of which could harm our financial condition.

Our business and operations are growing rapidly. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and may continue to experience, rapid growth in our operations. This has placed, and may continue to place, significant demands on our management, operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage our growth, we must continue to improve our operational, financial and management controls and reporting systems and procedures. These systems improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

If the Chinese government were to change its presently favorable policy toward the agriculture industry, we would no longer enjoy our present tax-related privileges, which would materially and adversely impact our sales performance, margins, and net profit and our costs structure.

As producers active in the agriculture industry, our subsidiaries are presently exempt from income tax and enjoy various incentive grants and subsidies given by the Chinese government. If the Chinese government were to change its presently favorable policy toward the agriculture industry, we would no longer enjoy our present tax-related privileges, which would materially and adversely impact our sales performance, margins, and net profit and our costs structure. We have experienced, and may continue to experience, quick changes of policies by the Chinese government. If we do not effectively and efficiently manage our growth on time due to lack of capital, we could suffer adversely from the consequences of any such policy changes.

Our intellectual property rights are valuable, and any inability to adequately protect, or uncertainty regarding validity, enforceability or scope of them could undermine our competitive position and reduce the value of our products, services and brand, and litigation to protect our intellectual property rights may be costly.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets to us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in China and other countries in which our products are sold. Also, although we have registered our trademark in China, our efforts to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete and hurt our results of operation. Also, protecting our intellectual property rights is costly and time consuming. Policing unauthorized use of our proprietary technology can be difficult and expensive. Litigation might be necessary to protect our intellectual property rights. But due to the relative unpredictability of the Chinese legal system and potential difficulties to enforce a court’s judgment in China, there is no guarantee that litigation would result in a favorable outcome. Furthermore, any such litigation may be costly and may divert our management’s attention from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. Although we are not aware of any of such litigation, we have no insurance coverage against the litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All foregoing factors could harm our business, financial condition, and results of operations. Any unauthorized use of our intellectual property could make it more expensive for us to do business and harm our operating results.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined against us, could adversely affect our business and subject us to significant liability to third parties.

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

Our performance largely depends on the talents, knowledge, skills, know-how and efforts of highly skilled individuals and in particular, the expertise held by our chief executive officer, Solomon Lee. His absence, were it to occur, could impact development and implementation of our projects and businesses. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some customers.

Our financial and operating performance may be adversely affected by epidemics, adverse weather conditions, natural disasters and other catastrophes.

Our financial and operating performance may be affected adversely by epidemics, bad weather conditions, natural disasters and other catastrophes. For example, in early 2003, several economies in Asia, including China, were affected by the outbreak of severe acute respiratory syndrome, or SARS. In May-June 2003, many businesses in China were closed by the PRC government, to prevent transmission of SARS. Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, SARS, or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu first occurred in Mexico and quickly spread to other countries, including the U.S. and China. In the last decade, China has suffered health epidemics related to such outbreaks. Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our manufacturing facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

We do not expect to encounter any epidemics in our aquaculture fishery farms in districts of the Guangdong Province or cattle farms in Huangyuan District of the Qinghai Province. However in the event of epidemics, we expect that our marine animals and our cattle will be quarantined until such time as a sanitary certificate for clean bill of health is obtained, before any of our products will be sold. In an extreme situation where our products would fail to obtain the sanitary certificate, they will be destroyed subject to the direction of the Inspection Authorities of the Agriculture Department of China. There is compensation granted by the Chinese government for the destruction of our products but only for a fraction of our cost of production; as such the Company will bear virtually all losses under such circumstances.

Furthermore, the 2008 Sichuan earthquake also had a negative impact on many businesses in that region. Losses caused by epidemics, adverse weather conditions, natural disasters and other catastrophes, including SARS, avian flu, swine flu, earthquakes or typhoons, will adversely affect our operations.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any specific acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	difficulty of integrating acquired products, services or operations;
•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	difficulty of incorporating acquired rights or products into our existing business;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
•	effect of any government regulations which relate to the business acquired;
•	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

The markets for our products are both competitive and price sensitive. Many competitors have significant financial, operations, sales and marketing resources, plus experience in research and development, and compete with us by offering lower prices. Competitors could develop new technologies that compete with our products to achieve a lower unit price. If a competitor develops lower cost superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed.

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

Our products compete and will compete with similar if not identical products produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distribution personnel, and other resources than we do. Using said resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors. They can introduce new products to new markets more rapidly. In certain instances, competitors with greater financial resources may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that consumers may find attractive.

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

Prices of agricultural products are subject to supply and demand, a market condition which is not predictable.

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

Our new technologies such as our drip irrigation system for precision agriculture or the introduction, testing and promotion of new agricultural varieties, must be able to adapt to local conditions. The term “drip irrigation” refers to a system whereby the exact amount of water is supplied to the plants’ roots at the correct moment. On the one hand, there exists the failure risk due to not being suitable for the local environment and market conditions; on the other hand, there are risks of loss of competitive advantages due to the rising of producing similar products enterprises and other enterprises that follow to produce the similar products.

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

One or more distributors could engage in activities that harm our brand and our business.

Our products are sold primarily through distributors, who are responsible for ensuring that our products have the appropriate licenses to be sold to farmers in their provinces, and are stored at the correct temperature to ensure freshness and meet shelf life terms. If distributors do not obtain the appropriate licenses, their sales of our products in those provinces may be illegal, and we may be subject to government sanctions, including confiscation of illegal revenues and a fine of between two and three times the amount of such illegal revenues. Unlicensed sales in a province may also cause a delay for our other distributors in receiving a license from the authorities for their provinces, which could further adversely impact our sales. In addition, distributors may sell our products under another brand licensed in a particular province if our product is not licensed there. If our products are sold under another brand, the purchasers will not be aware of our brand name, and we will be unable to cross-market other seed varieties or other products as effectively to these purchasers. Moreover, our ability to provide appropriate customer service to these purchasers will be negatively affected, and we may be unable to develop our local knowledge of the needs of these purchasers and their environment. Furthermore, if any of our distributors sell inferior seeds produced by other companies under our brand name, our brand and reputation could be harmed, which could make marketing of our branded seeds more difficult. As of the date of this Annual Report, we are not aware of the occurrence of any of the potential violations by our distributors described above.

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

We hold various permits, business licenses, and approvals authorizing our operations and activities, which are subject to periodic review and reassessment by the Chinese authorities. Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty. If renewals, or new permits, business licenses or approvals required in connection with existing or new facilities or activities, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we may not be able to continue to operate our facilities which would have a material adverse effect on our operations. If new standards are applied to renewals or new applications, it could prove costly for us to meet these new standards.

The PRC economic cycle may negatively impact our operating results.

We believe that the rapid growth of the PRC economy before 2008 generally led to higher levels of inflation. We believe that the PRC economy has more recently experienced a decrease in its growth rate. We believe that a number of factors have contributed to this deceleration, including appreciation of the RMB, the currency of China, which has adversely affected China’s exports. In addition, we believe the deceleration has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general or the Chinese economy in particular. Slowing economic growth in China could result in weakening growth and demand for our products, which could reduce our revenues and income. In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation. The government’s attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi (RMB) into foreign currencies and, if the RMB were to decline in value, reducing our revenue in U.S. dollar terms.

The exchange rate of the RMB is currently managed by the Chinese government. On July 21, 2005, the People’s Bank of China, with the authorization of the State Council of the PRC, announced that the RMB exchange rate would no longer be pegged to the U.S. Dollar and would float based on market supply and demand with reference to a basket of currencies. According to public reports, the governor of the People’s Bank has stated that the basket is composed mainly of the U.S. Dollar, the European Union Euro, the Japanese Yen and the South Korean Won. Also considered, but playing smaller roles, are the currencies of Singapore, the United Kingdom, Malaysia, Russia, Australia, Canada and Thailand. The weight of each currency within the basket has not been announced.

The initial adjustment of the RMB exchange rate was an approximate 2% revaluation from an exchange rate of 8.28 RMB per U.S. Dollar to 8.11 RMB per U.S. Dollar. The People’s Bank announced that the daily trading price of the U.S. Dollar against the RMB in the inter-bank foreign exchange market would float within a band of 0.3% around the central parity published by the People’s Bank, while trading prices of non-U.S. Dollar currencies against the RMB would be allowed to move within a certain band announced by the People’s Bank. The People’s Bank has stated that it will make adjustments of the RMB exchange rate band when necessary according to market developments as well as the economic and financial situation. In a later announcement published on May 18, 2007, the band was extended to 0.5%. Since July 2008, the RMB has traded at 6.83 RMB per U.S. Dollar. Recent reports indicate an upward revaluation in the value of the RMB against the U.S. Dollar may be allowed. The People’s Bank announced on June 19, 2010 its intention to allow the RMB to move more freely against the basket of currencies, which increases the possibility of sharp fluctuations in the value of the RMB in the near future and thus the unpredictability associated with the RMB exchange rate.

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

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Uncertainties with respect to the PRC legal system could adversely affect us and we may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

Since 1979, we believe PRC legislation and regulations have significantly enhanced protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, sometimes we may not be aware of our violation of these policies and rules until sometime after violation.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Under the PRC EIT Law, we may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to the Company or our non-PRC resident shareholders.

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

Moreover, the State Administration of Taxation (SAT) released Circular Guoshuihan No. 698 (“Circular 698”) on December 15, 2009 that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 addresses indirect share transfers as well as other issues. Circular 698 is retroactively effective from January 1, 2008. According to Circular 698, where a foreigner (non-PRC resident) who indirectly holds shares in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5 percent or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will be able to re-assess the nature of the equity transfer under the doctrine of substance over form. A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a relatively short history, there is uncertainty as to its application. We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

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

We requested our shareholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. We attempt to comply, and attempt to ensure that our shareholders who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that our shareholders who are PRC residents will comply with our request to make any applicable registrations, and nor can we provide any assurances that our shareholders who are PRC residents will be able to obtain such applicable registration or comply with other requirements required by Circular 75 or other related rules or that, if challenged by government agencies, the structure of our organization fully complies with all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. Failure by such PRC resident shareholders or future PRC resident shareholders to comply with Circular 75 or other related rules, if SAFE requires it, could subject these PRC resident shareholders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends, or affect our ownership structure, which could adversely affect our business and prospects.

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

While the Chinese economy has grown significantly in the past 20 years, we believe the growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. We believe some measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

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

On August 8, 2006, six PRC government agencies (the Ministry of Commerce (“MOFCOM”), the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Commission (“CSRC”), SAFE, the State-Owned Assets Supervision and Administration Commission, (“SASAC”), and the State Administration for Taxation (“SAT”), jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rules”), which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles” that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles. We were and are not required to obtain the approval of CSRC under the new M&A Rules in connection with this transaction because we were and are not a special purpose vehicle formed or controlled by PRC individuals.

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

We may face regulatory uncertainties that could restrict our ability to issue equity compensation to our directors and employees and other parties who are PRC citizens or residents under PRC law. The grant of stock options under any incentive plan that we adopt in the future would require registration with SAFE.

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

Government policies are subject to rapid change and the government of the PRC may adopt policies that have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state or rural collective economic organizations owned and leased to business entities or individuals through governmental grants of the land use rights. The grant process is typically based on government policies at the time of the grant, which could be lengthy and complex. This process may adversely affect our business. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise as a result of changing governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

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

Because our cash and cash equivalent are held in banks that do not provide capital guarantee insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

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

Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

•	the status of our growth strategy including the building of our new production line with any proceeds we may be able to raise in the future;
•	announcements of technological or competitive developments;
•	regulatory developments in the PRC affecting us, our customers or our competitors;
•	announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the PRC or internationally;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	changes in the economic performance or market valuations of our competitors;
•	additions or departures of our executive officers;
•	release or expiration of lock-up or other transfer restrictions on our outstanding common stock; and
•	sales or perceived sales of additional shares of our common stock.

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

Your ability to bring an action against us or against our directors and officers, or to enforce a judgment against us or them, will be limited because we conduct substantially all of our operations in the PRC and because the majority of our directors and officers reside outside of the United States.

We are a Nevada holding company and substantially all of our assets are located outside of the United States. Substantially all current operations are conducted in the PRC. In addition, all but one of our directors and officers are nationals and residents of countries other than the United States. Substantial portions of the assets of these persons are located outside the United States. Thus, it may be difficult to effect service of process within the United States upon these persons. It may also be difficult to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, none of whom are residents in the United States and the substantial majority of whose assets are located outside of the United States. It is also uncertain whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our PRC Legal Counsel has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in the PRC may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between the PRC and the country where the judgment is made or on reciprocity between jurisdictions. The PRC does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. It is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

We may be a “controlled company” within the meaning of the NASDAQ Marketplace rules and, as a result, would qualify for and would rely on certain exemptions from certain corporate governance requirements.

We have submitted a listing application for our shares of common stock to be listed on the NASDAQ Stock Market LLC. Our chief executive officer controls a majority of the voting power of our outstanding common stock. As a result, we will unless certain changes are made be a “controlled company” pursuant to the NASDAQ’s Rule 5615(c) regarding corporate governance standards. Under such rules, when more than 50% of the voting power for the election of directors is held by an individual, a group or another company, a company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NASDAQ Stock Market LLC, including the requirements that:

•	A majority of our Board of Directors consist of independent directors;
•	Nominating and Corporate Governance Committees solely composed of independent directors with a written charter defining the committee’s purpose and responsibilities;
•	The Compensation Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	Performance of the Nominating, Corporate Governance, and Compensation Committees must be evaluated annually.

This controlled company exemption does not extend to the audit committee requirements under Rule 5605(c) or the requirement for executive sessions of Independent Directors under Rule 5605(b)(2).

We may elect to be treated as a “controlled company” in the event that our shares should become listed on the NASDAQ Stock Market LLC. As a result, there may not be the same protections afforded to stockholders of companies that are mandatorily subject to all of the corporate governance requirements of the NASDAQ Stock Market LLC.

One of our directors and officers controls a majority of our common stock and his interests may not align with the interests of our other stockholders.

Solomon Lee, our chairman, chief executive officer and president, controls our company and beneficially owns in excess of 50.1% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of Mr. Lee, we could be prevented from entering into transactions that could be beneficial to us. Mr. Lee may cause us to take actions that are opposed by other stockholders as his interests may differ from those of other stockholders.

Future issuances of capital stock may depress the trading price of our common stock.

Any issuance of shares of our common stock (or common stock equivalents) after the date hereof could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock. We may issue additional shares of our common stock in the future for a number of reasons, including financing our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions).

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

We believe that the price of our shares in the OTC BB markets is adversely affected by the current stigma associated with Chinese companies quoted or listed publicly in the United States.

Although we managed to maintain our liquidity to a certain degree, our share price has suffered (e.g., our shares presently trade at roughly 25% of our net tangible asset value per share). Many Chinese companies suffer from this stigma, which tends to affect both market prices and liquidity, and our company is no exception. Reasons with varying degrees of legitimacy explain this stigma, including but not limited to: (i) investors’ experience of losses suffered in the course of investing in other Chinese companies, (ii) the difficulty some Chinese companies have had in preparing auditable financial statements, and (iii) the difficulty in enforcing US judgments in foreign courts generally. All of these have contributed to a negative perception by some US investors regarding all Chinese companies publicly traded on US markets. Regardless of the reasons for this perception, if it continues over a sustained period of time our market prices may continue to trade below net tangible asset value per share. This would increase risk that our shareholders could lose the funds they invested in our company. It could also impact our ability to maintain our growth plan on schedule, which would adversely affect our business and financial condition.

If our shares of common stock remain subject to the U.S. “Penny Stock” Rules, investors in our company may have difficulty re-selling their shares of our common stock as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Although we anticipate that our shares of our common stock will within the foreseeable future trade on the NASDAQ Capital Market, in the event that shares of our common stock do not become listed on the NASDAQ Capital Market or if our shares are in the future delisted from the NASDAQ Capital Market, it may be more difficult for our stockholders to sell the shares of our common stock. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

•	the equity security is listed on a national securities exchange;
•	the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or
•	the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Although we believe our common stock is not a penny stock based upon the exception (iii) above, we cannot provide any assurance that in the future our common stock will not be classified as Penny Stock.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our stockholders may pay transaction costs that are a higher percentage of their total share value than they would if our share price were substantially higher.

As an issuer of “penny stock” the protection provided by federal securities laws relating to a forward-looking statement does not apply to us. As a result we could be subject to legal action.

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

In the future, we may issue to our officers, directors, employees and/or other persons equity based compensation under any equity compensation plan we may adopt to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock. In addition, if the holders of outstanding convertible securities convert such securities into common stock, you will suffer further dilution; at present, the only convertible securities issued and outstanding are the 7,000,000 shares of Series B Preferred Stock, which are convertible into common stock on a one-for-one basis.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

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

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Our management has limited experience as a management team in a public company and as a result projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

We use the following properties:

Summary of Our Land Assets

Province and Item	Owner	Location	Project	Area (acre)	Type of Ownership	Tenure (years)	Start Date	Expiry Date

Hunan Lot 1	HSA	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	31.92	Lease	43	4-5-11	4-4-54

Hunan Lot 2	HSA	Ouchi Village, Fenghuo Town, Linli County	Pasture growing	247.05	Management Rights	60	7-18-11	-

Hunan Lot 3	HSA	Ouchi Village, Fenghuo Town, Linli County	Fertilizer production	8.24	Land Usage Rights	40	5-24-11	5-23-51

Guangdong Lot 1	JHST	Yane Village, Liangxi Town, Enping City	HU Plantation	8.23	Management Rights	60	8-10-07	-

Guangdong Lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	27.78	Management Rights	60	3-14-07	3-13-67

Guangdong Lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	60.72	Management Rights	60	4-18-07	-

Guangdong Lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	54.68	Management Rights	60	9-12-07	-

Guangdong Lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	HU Plantation	28.82	Management Rights	60	9-12-07	-

Guangdong Lot 6	JHST	Liankai Village of Niujiang Town, Enping City	Fish Farm, HU Plantation	31.84	Management Rights	60	1-1-08	12-31-68

Guangdong Lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	HU Plantation	41.18	Management Rights	26	1-1-11	12-31-37

Guangdong Lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	HU Plantation	11.28	Management Rights	26	1-1-11	12-31-37

Guangdong Lot 9	JHMC	Xiaoban Village of Yane Village, Liangxi Town, Enping City	Cattle Farm	41.18	Management Rights	20	4-1-11	12-31-31

Guangdong Lot 10	JHST	Niu Jiang Town Enping City,	HU Processing factory	6.27	Management Right Lease	10	4-1-13	4-1-23

Qinghai Lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City	Cattle farm, fertilizer, livestock feed	21.09	Land Usage Rights & Building ownership	40	11-1-11	10-30-51

Total				620.28

We do not own any of the land mentioned in the table above; as such the nature of the land “ownership” is further clarified as follows:

In general, the Government owns all land. In urban areas, the land is owned directly by the central Government. In rural and suburban areas, the local village collectives, usually through the villagers’ collective economic organization, or the village committees, own the agricultural land. Uncultivated land in mountain and other remote areas is also Government-owned. Corporate entities and individuals may own the enhancements (buildings, fences, other structures) erected on Government land.

As such, any transferrable rights to the land are in the form of usufructuary rights (i.e., the right to use and enjoy the benefits derived therefrom for a period of time).

There are several types of usufructuary rights. These include the right to land contractual management (granted by local village collectives for agriculture land), the right to use of construction land (state land in urban areas), etc. The right to land contractual management allows a party the rights to possess, utilize, and obtain profits from agricultural land. This right is transferrable, but this land use right is based on agricultural household contracts and cannot be changed arbitrarily to non-agricultural purposes.

A usufructuary right properly granted in accordance with the laws may be transferred, leased, or mortgaged in accordance with the laws and the terms of the land-grant contract.

1.   A lease confers on the recipient the same right to use and enjoy the benefits, except for the right to own the building erected by the recipient and the right to transfer. In case of government acquisition of the land, the compensation paid by the government for the building will go to the lessor, unless the lease agreement states otherwise.

The Agreement for the 109.79MU land of HSA is stated to be a lease agreement but the terms therein seem to suggest that HSA is being granted a Management Right.

2 & 3. Land Use Rights and Management Rights confer the same right to use and enjoy the benefits. “Land Use Right” is one granted by the State and usually used in the context of urban land, whereas local village collectives grant “Management Rights” and the term usually applies to rural land.

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

SIAF’s Group of Companies - Rented Premises Profiles

Company	Location	Usage	Landlord	Tenure

Sino Agro Food, Inc.	Room 3801, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe District, Guangzhou City	Head Office	Guangzhou Shine Real Property Development Limited Company	July 9, 2012 to July 8, 2014

Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-3, Jiangzhou Shuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	April 1, 2013 to March 31, 2018

Jiangmen City A Power Fishery Development Co. Ltd.	Room 202, Finance Building Chang’an Street, Niujiang Town, Enping City	Office	The Economic Development Office of Enping Government	July 15, 2011 to July 14, 2016

Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Unit 4-5, Jiangzhou Shuizha Building No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	June 1, 2012 to May 31, 2017

ITEM 3	LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, except as set forth herein, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened the Company with any complaints.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year 2012	High	Low
First Quarter	$0.93	$0.50
Second Quarter	$0.98	$0.42
Third Quarter	$0.67	$0.34
Fourth Quarter	$0.71	$0.51

Year 2013	High	Low
First Quarter	$0.67	$0.38
Second Quarter	$0.55	$0.36
Third Quarter	$0.59	$0.35
Fourth Quarter	$0.56	$0.41

Year 2014	High	Low
First Quarter	$0.56	$0.46
Second Quarter to date	$0.46	0.45

The closing price of our common stock on the OTC Bulletin Board on April 8, 2014 was $0.45 per share.

Holders

As of April 7, 2013, an aggregate of 153,692,043 shares of our common stock were issued and outstanding and were owned by approximately 5,008 stockholders of record.

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

On August 22, 2012, the Company declared that its stockholders would be entitled to receive one share of restricted Series F Non-convertible Preferred Stock (the “Series F Shares”) for every 100 shares of common stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of common stock for purpose of the computing the dividend. The holders of record of Series F Shares shall be entitled to a coupon payment directly from the Company at a redemption rate of $3.40 per share which is payable on May 30, 2014.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2013, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	The weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None	-	-
Plans approved by
Security holders

Equity compensation	None	-	-
Plans not approved
By security holders
Total

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operation together with the financial statements and the related notes appearing beginning on page F-1 of this Annual Report. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. See “Risk Factors” beginning on page 38 of this Annual Report. Our actual results may differ materially.

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this annual report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•	Our failure to earn revenues or profits;

•	Inadequate capital to continue business;

•	Volatility or decline of our stock price;

•	Potential fluctuation in quarterly results;

•	Rapid and significant changes in markets;

•	Litigation with or legal claims and allegations by outside parties; and

•	Insufficient revenues to cover operating costs.

Description and interpretation and clarification of business category on the consolidated results of the operations

●	Fishery Division refers to the operations of Capital Award Inc., covering its consulting service and seafood sales operations , where;

Capital Award generates revenue as being the sole marketing, sales and distribution agent of the fishery farms (covering both of the fish and prawn farms) developed by Capital Award in China as follows:

(A). Engineering and Technology Services via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations.

(B). Seafood Sales

Capital Award generates revenue as the sole marketing, sales and distribution agent for the fish and prawn farms developed by Capital Award in China as follows:

(1)   Sales to SJVC’s and sales derived from the SJVC (currently, only the JFD subsidiary is an SJVC) are being consolidated into TRW as one entity.

(2)   Sales to and sales derived from un-incorporated companies (covering EBAPCD and ZSAPP) are accounted for independently as follows:

CA and EBAPCD: (a). CA purchases prawn fingerling and feed stocks from third party suppliers and resells to EBAPCD at variable small profit margins and (b). CA purchases matured prawns from EBAPCD and sells to third parties (in wholesale markets) at a gross profit margin around 15%.

CA and ZSAPP: (a). CA earns commission from the sale of prawn fingerlings that are sold by ZSAPP to third parties, and in this respect ZSAPP produces its own prawn fingerlings as compared to CA purchasing them for EBAPCD, as described above, and (b). CA purchases matured prawns from ZSAPP and sells to third parties (in wholesale markets) at a gross profit margin around 15%.

●	Plantation Division refers to the operations of JHST in the HU Plantation business. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

●	Beef Division refers to the fattening and sale of beef cattle operations of SJAP. SJAP’s financial statements are consolidated into the financial statements of A Power Agro Agriculture Development (Macau) Ltd. (APWAM) as one entity.

●	Organic Fertilizer Division refers to (i) the operation of SJAP in manufacturing and sales of organic fertile, bulk livestock feed and, concentrated livestock feed and (ii) the operation of HSA in manufacturing and sales of organic fertilizer. Financial statements of the both companies are being consolidated into APWAM as one entity.

●	Cattle Farm Division refers to the operations of Cattle farm 1 under JHMC, the financial statements of which are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

●	Corporate & Other Division (or Marketing & Trading) refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that not included in the above categories, and not limited to corporate affairs.

●	.

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Income Statements of Consolidated Results of Operations for the Fiscal year 2013 compared to the Fiscal year 2012

A (1) Income Statements

In $	Audited	Audited	Difference	Note
	2013	2012

Revenue	261,425,813	138,613,639	122,812,174	1
Consulting, services, commission and management fee	52,811,772	50,541,312	2,270,460
Sale of goods	208,614,041	88,072,327	120,541,714
Cost of goods sold and services	159,894,663	68,807,471	91,087,192	2
Consulting, services, commission and management fee	20,548,608	18,248,957	2,299,651
Sale of goods	139,346,055	50,558,514	88,787,541
Gross Profit	101,531,150	69,806,168	31,724,982	3
Consulting, services, commission and management fee	32,263,164	32,292,355	(29,191)
Sale of goods	69,267,986	37,513,813	31,754,173
Other income (expenses)	1,769,873	1,832,234	(62,361)	4
General and administrative expenses	(8,859,777)	(8,385,862)	(473,915)	5
Net income	94,441,246	63,252,540	31,188,706

EBITDA	98,337,533	65,922,130	34,081,789
Depreciation and amortization (D&A)	(3,502,697)	(2,387,270)	(1,115,427)	6
EBIT	94,834,836	63,534,860	31,299,976
Net Interest	(393,592)	(282,320)	(111,272)
Tax	-	-	-
Net Income	94,441,244	63,252,540	31,188,704
Non - controlling interest	(20,234,717)	(5,706,708)	(14,528,009)	7
Net income to SIAF Inc. and subsidiaries	74,206,527	57,545,832	16,660,695
Weighted average number of shares outstanding
- Basic	119,730,338	82,016,910	37,713,428
- Diluted	127,437,187	92,016,910	35,420,277
Earnings Per Share (EPS)				8
- Basic	0.62	0.70	(0.08)
- Diluted	0.58	0.63	(0.04)

This Part A discusses and analyzes certain items (marked with notes) that we believe would assist our shareholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (1,2 & 3) Sales, cost of sales and gross profit information and Analysis:

●	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

Table (A.1) below shows the items, quantities, average selling price and average unit cost of goods sold for the fiscal years 2013 and 2012

Subsidiary	Description of items		2013	2012	Difference	Percentage of change
SJAP	Cattle Operation
	Production and Sales of live cattle	Heads	9,375	4,312	5,063	117%
	Average selling price	$/head	3,461	3,454	7	0%
	Average unit cost	$/head	2,265	2,649	(384)	(14)%
	Production and sales of feedstock				-
	Bulk Livestock feed	MT	38,194	10,134	28,060	277%
	Average selling price	$/MT	155	132	23	18%
	Average unit cost	$/MT	110	77	33	43%
	Concentrated livestock feed	MT	31,717	-	31,717
	Average selling price	$/MT	418	-	418
	Average unit cost	$/MT	257	-	257
	Production and sales of fertilizer	MT	60,509	29,169	31,340	107%
	Average selling price	$/MT	175	168	7	4%
	Average unit cost	$/MT	80	81	(1)	(2)%
HSA	Fertilizer and Cattle operation
	Organic Fertilizer	MT	19,230	5,421	13,809	255%
	Average selling price	$/MT	323	210	113	54%
	Average unit cost	$/MT	238	176	62	35%
	Organic Mixed Fertilizer	MT	12,775	2,780	9,995	360%
	Average selling price	$/MT	413	387	26	7%
	Average unit cost	$/MT	193	276	(83)	(30)%
JHST	Plantation of HU Flowers and Immortal vegetables
	Fresh HU Flowers	Pieces	14,383,484	7,826,069	6,557,415	84%
	Average selling price	$/Pieces	0.15	0.13	0.02	13%
	Average unit cost	$/Pieces	0.05	0.03	0.01	35%
	Dried HU Flowers	MT	1,504	1,183	321	27%
	Average selling price	$/MT	12,412	9,151	3,261	36%
	Average unit cost	$/MT	5,843	4,033	1,811	45%
	Dried Immortal vegetables	MT	10	-	10
	Average selling price	$/MT	152,534	-	152,534
	Average unit cost	$/MT	48,942	-	48,942
	Other Value added products	Pieces	60,000.00	-	60,000
	Average selling price	$/Pieces	8	-	8
	Average unit cost	$/Pieces	3	-	3
CA	Production and sale of fish and prawns
	Fish (Sleepy cods)	MT	2,616	1,765	852	48%
	Average selling price	$/MT	15,170	25,608	(10,438)	(41)%
	Average unit cost	$/MT	12,450	13,324	(874)	(7)%
	Eels	MT	1,661	-	1,661
	Average selling price	$/MT	16,590	-	16,590
	Average unit cost	$/MT	8,925	-	8,925
	Prawns	MT	417	-	417
	Average selling price	$/MT	12,280	-	12,280
	Average unit cost	$/MT	9,770	-	9,770
MEIJI	Production and sale of live cattle (Aromatic)	Heads	5,597	1,655	3,942	238%
	Average selling price	$/head	3,157	3,600	(443)	(12)%
	Average unit cost	$/head	2,351	2,787	(436)	(16)%
SIAF	Seafood trading/import/export
	Mixed seafood	MT	1,521	322	1,198	372%
	Average selling price	$/MT	14,498	5,270	9,228	175%
	Average unit cost	$/MT	12,600	3,409	9,191	270%

Table (A.2) below shows the sale of goods, cost of sales and gross profit for the fiscal years 2012 and 2013

	In $	Sales of Goods		Costs of goods sold		Gross profit
		2013	2012	2013	2012	2013	2012
Fishery
CA	Sales of fish and prawns
	Fish (Sleepy cods)	39,691,498	45,189,788	32,574,763	23,512,812	7,116,735	21,676,976
	Eels	27,552,690	-	14,823,189	-	12,729,501	-
	Prawns	5,118,792	-	4,072,524	-	1,046,268	-
	CA and Fishery Total	72,362,980	45,189,788	51,470,476	23,512,812	20,892,504	21,676,976
Plantation
JHST	Sales of Fresh HU Flowers	2,193,971	1,052,844	660,550.36	265,555	1,533,420	787,289
	Sales of Dried HU Flowers	18,668,070	10,825,755	8,788,077	4,770,400	9,879,993	6,055,355
	Sales of Dried Immortal vegetables	1,464,327	-	469,844	-	994,483	-
	Sales of Other Value added products	488,109	-	183,041	-	305,068	-
	JHST and Plantation Total	22,814,476	11,878,599	10,101,512	5,035,955	12,712,964	6,842,644
Beef
SJAP	Sales of live cattle	32,448,531	14,892,310	21,234,097	11,421,676	11,214,435	3,470,634
	Beef Total	32,448,531	14,892,310	21,234,097	11,421,676	11,214,435	3,470,634
Organic fertilizer
SJAP	Sales of feedstock
	Bulk Livestock feed	5,930,401	1,337,709	4,208,387	780,951	1,722,013	556,758
	Concentrate livestock feed	13,269,506	-	8,140,417	-	5,129,089	-
	Sales of fertilizer	10,579,242	4,904,507	4,828,517	2,372,145	5,750,725	2,532,362
	SJAP Total	62,227,680	21,134,526	38,411,418	14,574,772	23,816,262	6,559,754
HSA	Sales of Organic fertilizer	6,213,256	1,138,134	4,573,209	955,994	1,640,047	182,140
	Sales of Organic Mixed Fertilizer	5,277,139	1,074,904	2,467,261	767,037	2,809,878	307,867
	HSA Total	11,490,395	2,213,038	7,040,470	1,723,031	4,449,925	490,007
	Organic fertilizer Total	41,269,544	8,455,254	24,217,791	4,876,127	17,051,752	3,579,127
Cattle farm
MEIJI
	Sale of Live cattle (Aromatic)	17,671,418	5,957,870	13,161,262	4,613,074	4,510,156	1,344,796
	MEIJI and cattle farm Total	17,671,418	5,957,870	13,161,262	4,613,074	4,510,156	1,344,796
Corporate
SIAF
	Sales of Seafood trading/import/export	22,047,092	1,698,506	19,160,917	1,098,870	2,886,175	599,636
	SIAF and Corporate total	22,047,092	1,698,506	19,160,917	1,098,870	2,886,175	599,636

Group Total		208,614,041	88,072,327	139,346,055	50,558,514	69,267,986	37,513,813

Table (A.3) below shows the percentage of gross profit for the fiscal year2012 and 2013

Gross Profit in % of sale of goods	2013	2012	Difference
Fishery
CA
Fish (Sleepy cods)	18%	48%	(30)%
Eels	46%	-	-
Prawns	20%	-	-
CA and Fishery Gross Profit	29%	48%	(19)%

Plantation
JHST
Fresh HU Flowers	70%	75%	(5)%
Dried HU Flowers	53%	56%	(3)%
Dried Immortal vegetables	68%	-	-
Other Value added products	63%	-	-
JHST and Plantation Gross Profit	56%	58%	(2)%

Beef
SJAP
Live cattle	35%	23%	12%
Beef Gross Profit	35%	23%	12%

Organic fertilizer
SJAP
Feedstock
Bulk livestock feed	29%	42%	(13)%
Concentrated livestock feed	39%	-	-
Fertilizer	54%	52%	2%
SJAP Gross Profit	38%	31%	7%
HSA
Fertilizer	26%	16%	10%
Organic mixed fertilizer	53%	29%	24%
HSA Gross Profit	39%	25%	14%
Organic fertilizer Gross Profit	41%	42%	(1)%

Cattle farm
MEIJI
Sale of live cattle (Aromatic)	26%	-	-
MEIJI and Cattle farm Gross Profit	26%	-	-

Corporate
SIAF	33%	43%	(9)%
Seafood trading/import/export	33%	43%	(10)%
Corporate and SIAF Gross Profit

Group Total Gross Profit on sale of goods (excluding C, S, C &C)	33%	43%	(10)%

Revenues (sale of goods)

Revenues generated from sale of goods increased by $120,541,714 (or 137% from $88,072,327 for the year ended December 31, 2012 to $ 208,614,041 for the year ended December 31, 2013). The increase was primarily due to increase of revenue from organic fertilizer by $32,814,290 and was attributable to 27% of total increase of $120,541,714. Revenue from organic fertilizer of $41,269,544 (2012: $8,455,254) was attribute 20% (2012: 101%) to total of revenue generated from sale of goods of $208,614,041 (2012: $88,072,327).

Fishery: Revenue from fishery increased by $ 27,173,192 (or 60%) from $45,189,788 for the year ended December 31, 2012 to $72,362,980 for the year ended December 31, 2013. The increase in fishery was primarily due to our increase in revenue from the sale of eels and prawns. Sale of eels and prawns of $32,671,482 (2012: $Nil) attribute to 45% (2012: Nil%) of total revenue of fishery of $72,362,980 (2012: $45,189,788).

Plantation: Revenue from our plantation increased by $10,935,877 (or 92%) from $11,878,599 for the year ended December 31, 2012 to $ 22,814,476 for the year ended December 31, 2013. The increase was primarily due to the increase of selling price of dried HU Flowers of $1,504 per MT (2012: $1,183 per MT) by 27%.

Beef: Revenue from beef increased by $17,556,221 (or 118%) from $14,892,310 for the year ended December 31, 2012 to $32,448,531 for the year ended December 31, 2013. The increase was primarily due to shortening the fattening period of the cattle by stocking older cattle and increasing faster turnaround of sales (i.e. fattening 16 months and older cattle at the farm for 3 months in 2013 instead of fattening 14 - 15 months old cattle for 5 to 6 months).

Organic fertilizer: Revenue from organic fertilizer increased by $32,814,290 from $8,445,254 for the year ended December 31, 2012 to $41,269,544 for the year ended December 31, 2013. The increase was primarily due to the increase of both volume of production 130,740 MT (2012: 47,504MT) by 175% and the selling price of bulk live feed of $155/MT (2012: $132/MT) by 17%, organic fertilizer of $323/MT (2012: $210/MT) by 54% and organic mixed fertilizer of $413/MT (2012: $387/MT) by 7%.

Cattle farm: Revenue from cattle farm increased by $11,713,548 (or 197%) from $5,957,870 for the year ended December 31, 2012 to $17,671,418 for the year ended December 31, 2013. The increase was primarily due to the increase of the quantities of cattle being grown in the farm of 5,597 head (2012: 1,655 head) by 238% even though the selling price decreased to $3,157 per head (2012: $3,600 per head) by 12%.

Corporate: Revenue from the corporate increased by $20,348,586 (or 1,198%) from $1,698,506 (restated) for the year ended December 31, 2012 to $22,047,092 for the year ended December 31, 2013. The increase was primarily due to more category of sea food being marketed in 2013.

Cost of Goods Sold (sale of goods)

Cost of goods sold increased by $88,787,541 (or 176%) from $50,558,514 for the year ended December 31, 2012 to $139,346,055 for the year ended December 31, 2013. The increase was primarily due to increase of sales of goods from fishery by $27,957,664 and cost of goods sold from fishery of $51,470,476 (2012: $23,512,812 (restated) attribute 37% (2012: 47%) of total cost of goods sold $139,346,055 (2012: $50,558,514).

Fishery: Cost of goods sold from fishery increased by $ 27,957,664 (or 119%) from $23,512,812 (restated) for the year ended December 31, 2012 to $51,470,476 for the year ended December 31, 2013. The increase in cost of goods from fishery was primarily due to our increase in quantity of goods sold of sleepy of 2,616 MT (2012: 1,765MT), Eels of 1,661MT (2012: Nil MT) and prawns of 417MT (2012: Nil MT) even though average unit cost of sleep cod of $12,450/MT (2012: $13,324/MT) dropped slightly by 7%.

Plantation: Cost of goods sold from plantation increased by $5,065,557 (or 101%) from $5,035,955 for the year ended December 31, 2012 to $10,101,512 for the year ended December 31, 2013. The increase was primarily due to the increase of quantity of production of dried HU Flowers of 1,504 MT (2012: 1,183 MT) by 27.14% after implementation of soil revitalization program implemented earlier in the season.

Beef: Cost of goods sold from beef increased by $9,812,421 (or 86%) from $11,421,676 for the year ended December 31, 2012 to $21,234,097 for the year ended December 31, 2013. The increase was primarily due to the increase of quantity of cattle of sold 9,375 heads (2012: 4,312 heads) increased by 117% shortening the fattening period of the cattle by stocking older cattle and increasing faster turnaround of sales (i.e. fattening 16 months and older cattle at the farm for 3 months in 2013 instead of fattening 14 - 15 months old cattle for 5 to 6 months) even though the unit cost of cattle decreased slightly to $2,265/head (2012: $2,649/head) by 14%.

Organic fertilizer: Cost of goods sold from organic fertilizer increased by $19,341,664 from $4,876,127 for the year ended December 31, 2012 to $24,217,791 for the year ended December 31, 2013. The increase was primarily due to the increase of both volume of production 130,740MT (2012: 47,504MT) by 175% and the increase of unit cost of bulk live feed of $110/MT (2012: $77/MT) by 43%, organic fertilizer of $238/MT (2012: $176/MT) by 35%.

Cattle farm: Cost of goods sold from cattle farm increased by $8,548,188 (or 185%) from $4,613,074 for the year ended December 31, 2012 to $13,161,262 for the year ended December 31, 2013. The increase was primarily due to the increase of the quantities of cattle being grown in the farm of 5,597 head (2012: 1,655 head) by 238% even though the unit cost decreased to $2,351 per head (2012: $2,787 per head) by 16%.

Corporate: Cost of goods solds from corporate increased by $18,062,047 (or 381%) from $1,098,870 (restated) for the year ended December 31, 2012 to $19,160,917 for the year ended December 31, 2013. The increase was primarily due to the more category and quantities of sea food being marketed in 2013.

Gross Profit (sale of goods)

Gross profit generated from goods sold increased by $31,754,173 (or 85%) from $37,513,813 for the year ended December 31, 2012 to $69,267,986 for the year ended December 31, 2013. The increase was primarily due to the corresponding increases in gross profit from our plantation, beef , organic fertilizer , cattle farm and corporate operations. Gross profit from fishery of $20,892,504 (2012: $21,676,976 (restated) are still attributable to 30% (2012: 58%) of total gross profit generated from sale of goods of $69,267,986 (2012: $37,513,813).

Fishery: Gross profit from fishery decreased by $784,472 (or 4%) from $21,676,976 for the year ended December 31, 2012 to $20,892,504 for the year ended December 31, 2013. The decrease in fishery was primarily due to market price of sleep cod dropped from $25,608 per MT to $15,170 per MT.

Plantation: Gross profit from plantation increased by $5,870,320 (or 92%) from $6,842,644 for the year ended December 31, 2012 to $12,712,964 for the year ended December 31, 2013. The increase was primarily due to the increase of selling price of dried HU Flowers of $12,412 per MT (2012: $9,151 per MT) by 36%.

Beef: Gross profit from beef increased by $7,743,801 (or 223%) from $3,470,634 for the year ended December 31, 2012 to $11,214,435 for the year ended December 31, 2013. The increase was primarily due to increase in the quantities of production of beef of 9,375 heads (2012: 4,312 heads) by 117% and the decrease of unit cost of production of $2,265 per head (2012: $2,649 per head) .

Organic fertilizer: Gross profit from organic fertilizer increased by $13,472,625 (or 376%) from $3,579,127 for the year ended December 31, 2012 to $17,051,752 for the year ended December 31, 2013. The increase was primarily due to the increase of both volume of production 130,740MT (2012: 47,504MT) by 175% and the selling price of bulk live feed of $155/MT (2012: $132/MT) by 17% organic fertilizer of $323/MT (2012: $210/MT) by 54% and organic mixed fertilizer of $413/MT (2012: $387/MT) by 7%.

Cattle farm: Gross profit from cattle increased by $3,165,360 (or 235%) from $1,344,796 for the year ended December 31, 2012 to $4,510,156 for the year ended December 31, 2013. The increase was primarily due to the increase of the quantities of cattle being grown in the farm of 5,597 heads (2012: 1,655 heads) by 238% even though the selling price decreased to $3,157 per head (2012: $3,600 per head) by 12%.

Corporate: Gross profit from the corporate increased by $2,286,539 from $599,636 (restated) for the year ended December 31, 2012 to $2,886,175 for the year ended December 31, 2013. The increase was primarily due to the more category of sea food being marketed in 2013 even though gross profit margin decreased from (2012: 35%) to (2013: 13%)

Table (A.4) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fee for the fiscal year 2012 and 2013

In $		2013	2012	Difference	Description of work	Notes

Sales Revenues (Consulting, services, commission and management fee)
Fishery	CA	36,696,125	36,193,780	502,345	Working in progress of PF(1), FF(2), PF(2) and Zhongshen New Prawn Project	D1 & D3
Cattle farm	MEIJI	7,120,596	11,080,131	(3,959,535)	Work in progress of CF(2) and Road work CF(1) & CF(2)	D2
Corporate	SIAF	8,995,051	3,267,401	5,727,650	Work in progress of WHX and NaWei	D 4 & 5
Group Total Revenues		52,811,772	50,541,312	2,270,460		D6
Cost of sales
Fishery	CA	13,197,048	14,340,937	(1,143,889)
Cattle farm	MEIJI	4,733,262	2,998,343	1,734,919
Corporate	SIAF	2,618,298	909,677	1,708,621
Group Total Cost of services		20,548,608	18,248,957	2,299,651
Gross Profit
Fishery	CA	23,499,077	21,852,843	1,646,234
Cattle farm	MEIJI	2,387,334	8,081,788	(5,694,454)
Corporate	SIAF	6,376,753	2,357,724	4,019,029
Group Total Gross Profit		32,263,164	32,292,355	(29,191)

Note:

D1.	PF(1) is Prawn Farm (1) development at Enping City, FF(2) is the Fish Farm (2) development at Xin Hui City and PF(2) is Prawn Farm (2) development at Zhongshen City (San Jiao town).
D2.	CF(1) and CF(2) are Cattle Farm (1) and Cattle Farm (2) development in Enping City, respectively..
D3.	Zhongshen New Prawn Project ids the development of an agriculture, hydroponic cum industrial complex at Cui Ken Cun District of the Zhongshen City situated approximately 10 Km from PF(2).
D4.	WHX is the construction and business development of central kitchen, bakery and restaurants and food outlets for Guangzhou City Wang Xiangcheng Enterprise management consulting Co., Ltd.
D5.	NaWei is the construction and business development of wholesale centers,(covering live and frozen seafood and beef), cold and dried storages, offices and staff quarters etc for Guangzhou City A Power Na Wei Trading Co.,Ltd.
D6.	During the Fiscal year 2012 and 2013, total Consulting and service work of $261 million was contracted (inclusive contracts obtained prior to December 2013 for $102 million (old contracts) and contracts obtained from December 2013 for $159 million (New Contracts)). As of December 31, 2013, there are $101 million of work has been done on the Old contracts (inclusive $9million of work being carried over from fiscal year 2011, such that on the Old contracts there are $10 million of work to be carried over to fiscal year 2014; and there are $156 million of work remaining on the new contracts that will be carried over to the fiscal year 2014 having done $3 million of work from the new contracts in the fiscal year 2013.

Revenues: (consulting, service, commission and management fee)

Revenues generated from consulting and service is continued operations increased slightly by $2,270,460 (or 5%) from $50,541,312 for the year ended December 31, 2012 to $52,811,772 for the year ended December 31, 2013. The increase was primarily due to increase of revenue from corporate by $5727,650 but revenue from corporate of $8,995,051 (2012: $3,267,401) was attributable to 17% (2012: 7%) of total revenue generated from consulting, service, commission and management fee of 52,811,772 (2012: $50,541,312).

Fishery: Revenue from fishery increased by $502,345 (or 1%) from $36,193,780 for the year ended December 31, 2012 to $36,696,125 for the year ended December 31, 2013. The increase was slightly and reasonable.

Cattle farm: Revenue from cattle farm decreased by $3,809,535 (or 35%) from $11,080,131 for the year ended December 31, 2012 to $7,120,596 for the year ended December 31, 2013. The reason for the decrease was due to work in progress on cattle farm (2) was near to completion bearing less revenue.

Corporate: Revenue from corporate increased by $5,727,651 (or 175%) from $3,267,401 for the year ended December 31, 2012 to $8,995,051 for the year ended December 31, 2013. The reason for the increase is due to the increase of construction and development works.

Cost of services (consulting, service, commission and management fee)

Cost of services of consulting, service, commission and management fee increased slightly by $2,299,651 (or 3%) from $18,248,957 for the year ended December 31, 2012 to $20,548,608 for the year ended December 31, 2013. The increase was primarily due to the increase of cost of services from cattle farm by $1,734,919 but cost of services from cattle farm of $4,733,262 (2012: $2,998,343) are attributable to 23% (2012: 16%) of total cost of services of consulting, service, commission and management fee of $20,548,608 (2012: $18,248,957).

Fishery: Cost of services from fishery decreased by $1,143,889 (or 9%) from $14,340,937 for the year ended December 31, 2012 to $13,197,048 for the year ended December 31, 2013. The decrease was due to lesser revenue generated and lesser cost incurred.

Cattle farm: Cost of services from cattle farm increased by $1,734,919 (or 520%) from $2,998,343 for the year ended December 31, 2012 to $4,733,262 for the year ended December 31, 2013. The increase is due mainly to the billing habit of sub-contractors and suppliers who always try to catch up before the end of the year with most of their outstanding bills that hadn’t been billed during the year. .

Corporate: Cost of services from corporate increased by $1,708,621 (or 188%) from $909,677 for the year ended December 31, 2012 to $2,618,298 for the year ended December 31, 2013; the increase was due to the corresponding increase in revenues.

Gross profit (consulting, service, commission and management fee)

Gross profit of consulting, service, commission and management fee decreased by $29,191 (or 1%) from $32,292,355 for the year ended December 31, 2012 to $32,363,164 for the year ended December 31, 2013. The reason for decrease is the same as explained in revenue.

Fishery: Gross profit from fishery increased by $1,646,234 (or 8%) from $21,852,843 for the year ended December 31, 2012 to $23,499,077 for the year ended December 31, 2013. The reason for increase is the same as explained in revenue.

Cattle farm: Gross profit from cattle farm decreased by $5,694,454 (or 70%) from $8,081,788 for the year ended December 31, 2012 to $2,387,334 for the year ended December 31, 2013. The reason for the decrease is due to the increase of cost of services and the decrease in revenue.

Corporate: Gross profit from corporate increased by $4,019,030 (or 170%) from $2,357,724 for the year ended December 31, 2012 to $6,376,754 for the year ended December 31, 2013. The reason for the increase is due to the increase of revenue.

●	Tables (A.5) below highlights on general information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF respectively in the Fiscal Year 2013:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as of 12.31.2013

Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational

Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million	In operation

Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) 43% and Phase (4) not started.

Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started

Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational

Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	February 2012	March. 2014	$10.6 million	80%

Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed

Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Work in progress

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	Completed

Note (4) Other Income

Table (Note 4.1) below shows the Gain / loss on extinguish of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for the fiscal year of 2013

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As of 1.1.2013	100,004,850			91,216,429
1/3/2013	925,977	0.53	926	487,064	490,768	2,778	Debt settlement
1/3/2013	835,106	0.53	835	439,266	442,606	2,505	Debt settlement
1/15/2013	1,415,094	0.48	1,415	677,830	750,000	70,755	Debt settlement
1/15/2013	1,415,094	0.48	1,415	677,830	750,000	70,755	Debt settlement
2/20/2013	1,432,692	0.48	1,433	686,259	745,000	57,308	Debt settlement
2/20/2013	961,538	0.48	962	460,577	500,000	38,462	Debt settlement
3/15/2013	1,181,818	0.49	1,182	577,909	650,000	70,909	Debt settlement
3/28/2013	645,161	0.51	645	328,387	400,000	70,968	Debt settlement
3/28/2013	1,532,258	0.51	1,532	779,919	950,000	168,548	Debt settlement
4/18/2013	2,241,379	0.49	2,241	1,084,827	1,300,000	212,931	Debt settlement
4/18/2013	948,276	0.49	948	458,966	550,000	90,086	Debt settlement
5/10/2013	1,066,887	0.44	1,067	468,363	490,768	21,338	Debt settlement
5/10/2013	160,012	0.44	160	70,245	73,606	3,201	Debt settlement
5/10/2013	2,915,055	0.44	2,915	1,279,709	1,340,925	58,301	Debt settlement
6/25/2013	663,362	0.37	663	241,464	271,978	29,851	Debt settlement
6/25/2013	1,829,268	0.37	1,829	665,854	750,000	82,317	Debt settlement
7/2/2013	297,209	0.45	297	133,447	133,744	-	Employees entitlements
7/5/2013	1,865,297	0.36	1,865	665,911	850,000	182,224	Debt settlement
7/15/2013	1,323,223	0.42	1,323	554,430	600,000	44,246	Debt settlement
8/2/2013	1,843,000	0.38	1,843	702,183	680,000	(24,026)	Debt settlement
8/12/2013	1,587,500	0.45	1,588	704,850	635,000	(71,438)	Debt settlement
9/5/2013	1,473,710	0.36	1,474	530,536	562,000	29,991	Debt settlement
10/23/2013	865,477	0.51	865	440,528	450,000	8,607	Debt settlement
11/6/2013	1,400,000	0.51	1,400	712,600	672,617	(41,383)	Debt settlement
11/19/2013	1,380,000	0.41	1,380	564,420	663,009	97,209	Debt settlement
11/20/2013	1,395,000	0.44	1,395	612,405	600,000	(13,800)	Debt settlement
12/5/2013	1,325,000	0.42	1,325	555,175	564,788	8,288	Debt settlement
12/12/2013	1,275,500	0.41	1,276	521,680	619,218	96,263	Debt settlement
12/24/2013	1,397,300	0.52	1,397	725,199	678,349	(48,247)	Debt settlement

As of 12.31.2013	137,602,043		37,597	108,024,261	18,164,376	1,318,947

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. During the year ended December 31, 2013, the Company issued an aggregate of 37,597,193 shares of Common Stock in consideration for extinguishment of debt in the aggregate amount of $18,164,376. The Company reported a gain in income of $1,318,947 from the extinguishment of debts. Of these shares, (i) 37,299,984 shares of Common Stock were issued in consideration for extinguishment of other payables in the aggregate amount of $18,030,632 and (ii) an aggregate of 297,209 shares of Common Stock were issued to 26 persons on settlements of workers entitlements under Rule 144 for consideration of $133,744.

During the last three years, we have issued unregistered securities to Chinese persons none of them residents of the United States. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of these securities were, except as set forth below, deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in such transactions. All purchasers of our securities were accredited or sophisticated persons and had adequate access, through employment, business or other relationships, to information about us.

We relied upon Regulation S of the Securities Act of 1933, as amended, for the above issuances, none of which was made to US citizens or residents. We believe that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed Regulation S required restrictive legends on all certificates issued;

•	No offers or sales of stock under the Regulation S offering were made to persons in the United States; and

•	No direct selling efforts of the Regulation S offering were made in the United States.

Reasons for using equity financing:

The Company has not entered into a long-term loan arrangement; SJAP has an arrangement with the Agriculture Development Bank of China for a short-term bank loan (one year), and has applied to the same bank to refinance part of the short term loan into a long-term arrangement, which is pending approval. Beginning in July 2013, the Company has approached several lending institutions situated in the USA, Hong Kong and Sweden seeking long-term funding that is still in progress. At the same time, the Company is seeking to arrange with a financial institution in Stockholm, Sweden as the project manager to offer corporate bonds to various European investors with a view to eventually listing them on a regulated European exchange. The Company is completing all relevant legal documentation, and regulatory filings with the appropriate authorities in anticipation of issuing the bond sometime in the near future.

Our Cash Asset ratio excluding marketable securities (i.e. cash/current liabilities) under current conditions is around 0.04. Ideally, our cash ratio (including marketable securities) should be at 1.0 or higher. Thus, common stock is utilized to help offset cash available to cover immediate expenses.

In this respect, all third parties are un-related parties who have made advances to the Company (“Third Party Lenders”) over the years and have become faithful shareholders of and investors in the Company. The Company’s five-year business plan started from 2010 to complete its vertical integration development of business activities by the end of year 2014 requiring substantial development capital as well as working capital and, as such, said third party advances helped to bridge the short fall of cash flow required to carry out our development. Also, over the years we have built good rapport with all of our trade suppliers (creditors) having paid our obligations promptly from sufficient cash flow generated from our operations, and with the Third Party Lenders having met our obligations to them constantly and promptly partly from our cash flow generated from our operations and partly from the issuance of shares.

Apart from the reasons given above, the other reasons of why the Company has been using equity (issuance of shares) to finance part of its development expenditures have been:

●	It was in early 2011, shortly after when the Company initiated its 5-years plan in 2010 that many Chinese companies that are (or were) publicly traded in the USA were down-graded or simply sold-off due to accounting irregularities, suspicion of fraud, lack of trust, etc. This fact made it extremely difficult for the Company to seek financing from non-PRC sources~~;~~ until very recently, when some non-PRC financial institutions have begun making loans to PRC entities.

●	Because the Company is incorporated in the USA, but its JV subsidiary structure with operations located in the PRC, complexities arise with respect to financing from Europe or negotiations in the US. As such, we are experiencing much longer periods and procedures involving significant expenses in the due diligence exercises and processing of our loan applications, as well as in many cases the interest rates required being too high and too expensive for the Company to carry, and therefore impossible to consider.

●	The Company found it difficult to borrow funds from commercial lending institutions in the PRC that typically provide low interest loans since (i) it was a start-up agriculture company, (ii) the PRC banks’ customary lending policies often require years of track record, and (iii) most of the governmental banks provide only short term loans(one year tenure) to companies in their early years of operations.

●	The Company was unable to take on any sizable debt until such time as it could generate sufficient revenue and income to service its long-term debts commitments.

The other income amounted to $1,769,873 is a combination of (1) Gain on extinguishment of debt $1,318,947 (Table 6.1), Government Grant $613,678 and other incomes $230,840 less interest expenses of $393,592 as of December 31, 2013 whereas as of December 31, 2012 the Other Income amounted to $1,832,234 derived from the combination of (1) Gain on extinguishment of debt $1,666,386, Government Grants $139,836 and other incomes $308,332 less interest expenses of $282,320.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $1,318,947 and $1,666,386 has been credited (charged) to operations for the years ended December 31, 2013 and 2012, respectively.

●	Table (Note 4.2) below shows the Free Cash Flows (FCF) and Ratio of the Group and related equity financing

Ratios	2013		2012		Notes
Revenue growth	89%		167%
Gross margin	39%		50%
General and administrative expenses/Revenue	3%		6%
EBITDA margin	38%		46%
EBIT margin	36%		33%
Effective Tax Rate	0%		0%
Capex/Revenue	27%		23%
Increase in WC/Revenue	16%		39%
(Capex+Increase in WC)/Revenue	43%		62%
(Depreciation and amortization)/Revenue	2%		2%
Increase in WC/Increase in Revenue	35%		39%
Operating CF	2013		2012
EBITDA	$98	m	$64	m
Capex	$(71	)m	$(32	)m	FCF(2)
Increase In WC	$(43	)m	$(54	)m	FCF(1)
Tax	-		-
Note:
Part of the Short fall of FCF has been financed by:
Advances granted by un-related third parties (arranged under Promissory notes as stated in Note 6 above) (Debts)	$18	m	$15	m
Settlement of Debts (or advances) by the Issuance of shares	$37	m	$33	m

Notes:

FCF(1): Formula is: (Current Asset – Current Liability) of 2013 - (Current Asset – Current Liability) of 2012

FCF (2): Formula is: (Total property and equipment + Total other assets) of 2013 - (Total property and equipment + Total other assets) of 2012+ (Depreciation and amortization) of 2013 - (Depreciation and amortization) of 2012.

Notes:

●	In Q2 and Q3 2013, The Company indicated short fall of $17m and $13 m in FCF respectively based on the forecasted Capex & WC totaling at $118m for fiscal year 2013 enhancing a net FCF of -$2m for the year as of December 31, 2013 after taken into consideration of the equity financing of $18 m raised in fiscal year 2013. Coupling this with the short fall in FCF of -$7m at end of fiscal year 2012 making total short fall in FCF of -$9m as at December 31, 2013 explaining the reason of why net cash balance as at December 31, 2013 fell to $2m as shown in the Cash Flow Statement.

Note (5) General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $585,187 (or15.79%) from $8,668,182 for the year ended December 31, 2012 to $9,253,369 for the year ended December 31, 2013. The increase was primarily due to increase on the depreciation and amortization amounting to $492,713 for the year ended December 31, 2013 from $1,764,288 for the year ended December 31, 2012 to $2,257,001 for the year ended December 31, 2013, and the increase in office and corporate expense of $480,453 for year ended December 31, 2013 from $1,619,888 for the year ended December 31, 2012 to $2,100,341 for the year ended December 31, 2013.

Table (to Note 5)

Category	2013	2012	Difference

Office and corporate expenses	$2,100,341	$1,619,888	$480,453

Wages and Salaries	$1,912,616	$2,555,681	$(643,065)

Traveling and related lodging	$90,654	$77,730	$12,924

Motor vehicles expenses and local transportation	$148,254	$112,448	$35,806

Entertainments and meals	$139,452	$103,222	$36,230

Others and miscellaneous	$2,211,459	$2,152,605	$58,854

Depreciation and amortization	$2,257,001	$1,764,288	$492,713

Sub-total	$8,859,777	$8,385,862	$473,915

Interest expenses	$393,592	$282,320	$111,272

Total	$9,253,369	$8,668,182	$585,187

Note (6) Depreciation and Amortization

Depreciation and amortization increased by $1,124,427 or 47.3% to $3,502,697 for the Fiscal year ended December 31, 2013 from $2,378,270 for the fiscal year ended December 31, 2012. The increase was primarily due to the increase of depreciation by $1,053,190 to $1,496,551 for the fiscal year ended December 31, 2013 from depreciation of $443,361 for the Fiscal year ended December 31, 2012 whereas the increase of amortization by $71,237 to $2,006,146 for the fiscal year ended December 31, 2013 from amortization of $1,934,909 for the fiscal year ended December 31, 2012.

In this respect, total depreciation and amortization amounted to $3,502,697 for the year ended December 31, 2013, out of which amount, $2,257,001 was reported under general and administration expenses and $1,245,696 was reported under cost of goods sold; whereas total depreciation and amortization was at $2,378,270 for the year ended December 31, 2012 and out of which amount $1,764,288 was reported under General and Administration expenses and $613,982 was reported under cost of goods sold.

Note (7). Non-controlling interests

The table below shows the derivation of non-controlling interest:

Names of intermediate holding subsidiaries	Macau EIJI Company Ltd.			A Power Agro Agriculture Development (Macau) Ltd.	Triway Industries Ltd.(HK)	Total
Abbreviated names	(MEIJI)			(APWAM)	(TRW)

% of equity holding on below subsidiaries (in China)	75%	75%	26%	45%	75%
Name of China subsidiaries	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names	(JHST)	(JHMC)	(HSA)	(SJAP)	(JFD)
			Bitmap Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Equity % of non-controlling interest	25%	25%	51.5%	55%	25%

Net income of the P.R.C. subsidiaries for fiscal year 2013 in $	$11,618,135	$2,000,942	$2,989,161	$26,587,699	$5,957,259	$49,153,196

Non-controlling interest's shares of Net incomes in $	$2,904,534	$500,236	$717,398	$14,623,235	$1,489,314	$20,234,717

The Net Income attributed to non-controlling interest is totaling to $20,234,717 shared by (JHST, JHMC, HSA, SJAP and JFD collectively) in the Fiscal year 2013 as shown in table (F) above.

Note (8) Earnings per shares (EPS)

Earnings per share reduced by $0.08 (basic) and $0.05 (diluted) per share from EPS of $0.70 (basic) and $0.63 (diluted) in the Fiscal Year 2012 to EPS of $0.62 (basic) and $0.58 (diluted) in the Fiscal Year 2013. The reason for the reduction is primarily due to the increment of issuance of common stocks of 38 million shares from its weighted average number of shares outstanding of 82 million as of December 31, 2012 to 120 million as of December 31,.2013.

Part B. MD & A on Balance Sheet of Consolidated Results of Continued Operations for the Fiscal year 2013 compared to the Fiscal year 2012

Consolidated Balance sheets	2013	2012	Difference	Note
		(Restated)
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	1,327,274	8,424,265	(7,096,991)
Inventories	8,148,203	17,114,755	(8,966,552)	9
Costs and estimated earnings in excess of billings on uncompleted contracts	663,296	2,336,880	(1,673,584)
Deposits and prepaid expenses	92,401,416	47,308,857	45,092,559	10
Accounts receivable	82,057,942	52,948,350	29,109,592	11
Other receivables	3,782,771	5,954,248	(2,171,477)
Total current assets	188,380,902	134,087,355	54,293,547
Property and equipment
Property and equipment, net of accumulated depreciation	46,487,058	19,946,302	26,540,756	12
Construction in progress	59,134,732	24,492,510	34,642,222	13
Land use rights, net of accumulated amortization	60,705,829	55,733,246	4,972,583	14
Total property and equipment	166,327,619	100,172,058	66,155,561
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	12,081,470	8,114,624	3,966,846	15
License rights	-	1	(1)
Total other assets	12,806,410	8,839,565	3,966,845
Total assets	367,514,931	243,098,978	124,415,953
Current liabilities				16
Accounts payable and accrued expenses	11,055,194	5,762,643	5,292,551
Billings in excess of costs and estimated earnings on uncompleted contracts	3,146,956	2,790,084	356,872
Due to a director	1,793,768	3,345,803
Dividends payable	3,146,987	951,308	2,195,679
Other payables	10,768,786	6,654,478	4,114,308
Short term bank loan	4,100,377	3,181,927	918,450
Total current liabilities	34,012,068	22,686,243	11,325,825
Non-current liabilities
Deferred dividends payable	-	3,146,987	(3,146,987)
Bonds payable	1,725,000	-	1,725,000
Long term debts	180,417	175,006	5,411
Total non-current liabilities	1,905,417	3,321,993	(1,416,576)
Stockholders equity
Preferred stock
Series A preferred stock	-	-	-
Series B convertible preferred stock	7,000	10,000	(3,000)
Series F Non-convertible preferred stock	-	-	-	17
Common stock	137,602	100,005	37,597
Additional paid-in capital	108,038,413	91,216,428	16,821,985
Retained earnings	178,070,837	103,864,308	74,206,529
Accumulated other comprehensive income	6,260,131	3,868,274	2,391,857
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidaries' equity	291,263,983	197,809,015	93,454,968
Non-controlling interest	40,333,463	19,281,727	21,051,736
Total stockholders' equity	331,597,446	217,090,742	114,506,704
Total liabilities and stockholders' equity	367,514,931	243,098,978	124,415,953

This Part B discusses and analyzes certain items (marked with notes) that we believe would assist our shareholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (9) Break down on inventories

	2013	2012	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	1,761,111	4,612,090	(2,850,979)
Harvested HU plantation	719,329	-	719,329
Bread grass	580,954	1,473,653	(892,699)
Beef cattle	1,951,962	2,569,659	(617,697)
Organic fertilizer	895,670	737,166	158,504
Forage for cattle and consumable	684,979	278,900	406,079
Raw materials for bread grass and organic fertilizer	855,493	6,765,536	(5,910,043)
Immature seeds	698,704	677,751	20,953

	8,148,203	17,114,755	(8,966,552)

Note (10) Breakdown of Deposits and Prepaid Expenses

	2013	2012	Difference	Note
Deposits for	$	$	$
- purchases of equipment	4,886,048	318,192	4,567,856
- acquisition of land use right	7,826,508	7,826,508	0	10.1
- inventory purchases	9,771,383	2,228,854	7,542,529
- aquaculture contract	-	7,062,600	(7,062,600)
- building materials	1,281,935	2,000,000	(718,065)
- proprietary technology	4,404,210	2,254,839	2,149,371
- construction in progress	23,021,316	14,423,021	8,598,295
Shares issued for employee compensation and oversea professional fee	100,308	271,800	(171,492)
Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies	41,109,708	6,030,785	35,078,923	10.2
Miscellaneous	-	4,892,258	(4,892,258)

	92,401,416	47,308,857	45,092,559

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of December 31, 2013, we have $7,826,508 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

●	$3,182,180 (or RMB20,000,000) was for the full payment on June 6, 2012 for the Land Use Right by HSA of a block of land measuring 150 Mu (approximately 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress as such this payment is recorded as Deposit and Prepaid Expenses and still pending on finalization officially estimated to be on or before September 30, 2014 due to the new legislations of the local Land Laws on agriculture land in China delayed the process.

•	$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. This piece of land will be rezoned into Residential from its present status of agriculture and transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters; as such SJAP is waiting on the completion of such processes to finalize the said purchase of Land Use Right.

•	$4,453,398 (or RMB 27,989,606) was the full payment Capital Award made for the purchase of the Land Use Right on a block of prime agriculture land measuring 235 Mu (approximately 38.5 acres) located at the Cong Hua District Guangzhou City in late October 2010. This block of land is part of a larger block of land (of some 500 acres) that was applying to become a subdivision; however in 2011 the Land Law was changed such that the said sub-division would require the approval of the central government instead of the approval by the local government alone prior to 2011, entailing a much longer approval process. Cong Hua District was rezoned as a suburb of the Guangzhou City in 2010 and is within close proximity of the Guangzhou City; as such management evaluates it as a valuable piece of land very suitable for the development of one of our agriculture projects. However there was an agreement reached with the Vendor that they would endeavor to hurry up with said subdivision’s approval to get us the Land Use Right on or before June 30 2014, failing which they would replace the said land with another block of land to our satisfaction otherwise if we should prefer to wait further on the said approval, they would refund to us US$1 million (or its equivalent in RMB) as consideration of us having to wait during the interim period.

Note (10.2) Information of “Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies”:

Under account of	Segment of	Project name	Estimated total	Estimated time	Current status	Deposit & prepayments	Land Bank	% equivalent
Subsidiary			Asset value	of Acquisition	of Project	made as of 12.31.2013	or Built Up area	to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center				1,032,914

CA	Fishery	Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
						41,109,708

Note (11) Breakdown of Accounts receivable:

	2013
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	6,227,490	3,810,000	-	-	2,417,490
MEIJI	4,357,344	-	-	4,100,787	256,557
SIAF	6,781,796	-	1,018,186	1,227,746	4,535,864

Sales of Live Fish, eels and prawns (from Farms) (CA)	31,150,612	7,390,105	8,858,837	14,619,416	282,254

Sales of imported seafood (SIAF)	1,248,143	1,248,143	-	-	-

Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	4,452,086	1,174,262	1,342,205	1,935,619	-

Sales of HU Flowers (Fresh & Dried) (JHST)	9,568,198	-	8,316,445	1,251,753	-

Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	13,505,551	5,957,772	7,289,257	249,388	9,134

Sales Fertilizer from (HSA)	4,334,788	1,284,122	2,135,652	556,585	358,429

Sales of Live Fish, eels and prawns (JFD)	431,934	-	-	-	431,934

Total	82,057,942	20,864,404	28,960,582	23,941,294	8,291,662

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

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices capped within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold over US$39 million in live fish, eels and prawns (Live seafood) to the wholesalers during the fiscal year 2013, and as of December 31, 2013, accounts receivable of $8,291,662 was over 120 days. These debtors are wholesalers who are profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

Sales of dried HU flowers: The dried flowers were sold to wholesalers in line with our longer trading terms (e.g., up to 180 days) so as to offset their holding cost so that they could sell the dried flowers through the winter months (from December 2013 to June 2014 when the new season starts). We agreed with the wholesalers that they would buy our dried flowers as soon as we produce them. Therefore, we consider the receivables from the sales of dried HU flowers to be from wholesalers with a good track record and therefore provision for diminution in value is not required as collection is not in doubt. As shown in the table above, $9,568,198 sales revenues are derived from new season sales whereas all 2012 season’s sale was paid and collected.

Sales of fertilizer and bulk Livestock Feed: These were sales made to regional farmers who are contracting to grow crops and pastures for us using and purchasing our fertilizer and we in turn are to buy their cattle that are fed with bulk cattle feed purchased from us, such that we are ultimately to repurchase the cattle. Under this term of arrangements our accounts receivable are normally carried forward until such time they can be offset against our account payables (that is, the amount owed for the amount of crops and pastures is offset against the amount of cattle that we have bought from them, respectively). Therefore there is no need to provide any diminution in value as these debtors are on-going and profitable and viable businesses with a good track record with us and collection from them is not in doubt.

Information on Concentration of credit risk of account receivables:

We had 4 major customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), only who have accounted for percent or more of our consolidated revenues during the twelve months ended December 31, 2013 shown in the table below:

	Year ended December 31, 2013
	% of total Revenue	$	Total Revenue
Customer A	18.09%		$47,284,512
Customer B	15.02%		39,275,564
Customer C	9.24%		24,161,701
Customer D	9.14%		23,905,568

	51.49%		$134,627,345

Customer A is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”).CA was the consulting engineer responsible for the construction of WSC 1and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers, which we bill our sales of seafood (including live and frozen seafood) to. APNW then distributes the seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits during the fiscal year ended December 31, 2013. As such, SIAF uses APNW’s permits for its import and export trades to be carried out in China. Transactions through WSC 1 had generated 18.09 % of our total consolidated revenue (equivalent to $47,284,512 out of our total revenue of $261,425,813) derived collectively from the following segments of activities:

Customer B with				Year ended December 31, 2013
Name of company	Segments	Operation Division	Abbreviation name	% of total consolidated	Amount in
				Revenue	$

CA	Fishery	Consulting and Services	Wholesale Center (1)	0.67%	1,760,135
		Sales of fish (from Fish Farm 1)		3.07%	8,032,931
		Sales of fish / eels from Contract Growers		5.07%	13,252,305

SIAF	Corporate	Trading sales of seafood		9.27%	24,239,141
				18.09%	47,284,512

Customer B is Guangzhou Wholesale market (Store 8) represented by Mr. Han Zhiqiang who distributes our live fish (or other live aquatic animals, e.g., prawns and eels) to other wholesalers at the Guangzhou Wholesale Fish Markets. While there are over 300 live seafood wholesalers at the Guangzhou wholesale markets, about 30 of them are in Mr. Han’s group of wholesalers handling the sales of our aquatic seafood. Furthermore, although we billed our live aquatic seafood sales to one wholesaler (Mr. Han) that did not mean that our live aquatic seafood was sold by one wholesaler. During the twelve months period ended December 31, 2013, Transactions through Mr. Han had generated15.02 % of our total consolidated revenue (equivalent to $39,275,564 out of our total revenue of $261,425,813) derived from the sales of CA’s live aquatic seafood under the segment of Fishery.

Customer C is one of our main agents, namely Mr. Li Hongzhen who distributes SJAP’s organic fertilizer, bulk livestock feed and concentrated livestock feed to our cooperative farmers and other regional farmers. During the twelve months period ended December 31, 2013, Mr. Li had transacted 9.24% of our total consolidated revenue (equivalent to $24,161,701 out of our total revenue of $261,425,813) derived from the sale of SJAP’s organic fertile, bulk livestock feed and concentrated livestock feed under the segment of Organic Fertilizer and Bread Grass.

Customer D is one of our main agents, namely Mr. Liu Guang is the cattle wholesaler selling matured Cattle for CA and also selling young Cattle to MEIJI.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable as of December 31, 2013:

	2013	Total
	% of total Accounts receivables	Accounts receivables
Customer A	12.86%	$10,546,705
Customer B	10.23%	8,387,732
Customer C	8.69%	7,130,399
Customer D	8.36%	6,857,426
	40.14%	$32,922,262

Note (12) Property and equipment, net of accumulation depreciation

2013
$

Plant and machinery	5,263,933
Structure and leasehold improvements	36,308,860
Mature seeds and herbage cultivation	6,294,372
Furniture and equipment	391,608
Motor vehicles	765,858
49,024,631

Less: Accumulated depreciation	(2,537,573)
Net carrying amount	46,487,058

Note (13) Construction in progress

2013
$

Construction in progress
- Office, warehouse and organic fertilizer plant in HAS	22,761,164
- Organic fertilizer and bread grass production plant and office building	8,600,187
- Rangeland for beef cattle and office building	26,054,582
- Fish pond	1,718,799
59,134,732

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Amortization $	2013.12.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	227,181	Lease	Fertilizer production
Hunan lot2	HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	35,138,385	Management Right	Pasture growing
Hunan lot3	HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	353,257	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	950,658	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	919,139	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	2,009,136	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,826,410	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	859,039	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	739,300	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	5,057,137	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,385,656	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	4,383,342	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	498,676	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/4/2023	489,904	4,083	449,079	Management Right (lease)	Processing factory
	JHST	Land improvement cost incurred					3,914,275	6,155	3,908,120
Exchange difference							2,415,628		2,001,313

			620.28				65,192,615	119,418	60,705,829

Note (15) Other Receivables

	2013	Note
	$
Advanced to employees	109,278
Advanced to suppliers	3,673,493	15.A

	3,782,771

Note 15.A: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 100 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out at less than $2,700 per member that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

Note (16) Current Liabilities:

	As at December 31, 2013	Note
Current liabilities
Accounts payable and accruals	11,055,194	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	3,146,956
Dividend Payables	3,146,987	16 B
Due to a director	1,793,768
Other payables	10,768,786	16.C
Short term bank loan	4,100,377
	34,012,068

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms means that most purchases are paid for in cash or short credit terms (7 to 10 days), and in a way this allows us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $11,055,194 representing about 4.2 % of total sales of $261 million for the reasons stated below:

Our main Account Payables during the year ended December 31, 2013 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of sales averaging 37%, 66% and 30% for CA, MEIJI and SIAF, respectively derived from its respective C&S during the fiscal year 2013.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned us excellent credibility with all of our suppliers and sub-contractors.

3.	Fish sales started gradually in late 2011, and the cost of sales was averaged at 71% for the year ended December 31, 2013, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.

4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish and the cost of sales was averaged at 74% for the year ended December 31, 2013; it is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 76% in the twelve months ended December 31, 2013. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.

5.	In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 59% for the year ended December 31, 2013. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (16.B): Series F Non-convertible preferred stock

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non - Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. During the year ended December 31, 2012, the transfer agent of the Company recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. In this respect, the Company did not issue physical shares but only issued coupons to notify respective shareholders on that date. These F shares of 924,180 shares, were based on numbers of shares of Common Stock as of September 28, 2012 of 91,931,287 shares, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with fractional shares being rounded up to the nearest whole.

Note (16C): Analysis of Other Payables:

As of December 31 2013, we have other payables totaling $10,768,786, composed of the following:

For the fiscal year ended December 31 2013, we issued promissory notes amounting to $18,303,238 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two years at interest free term. Promissory notes could be repaid either by cash or in shares of the Company or a combination thereof. If shares settled debt amounts, the respective share conversion rates will be determined by both parties at the time of settlement. During fiscal year 2013 we redeemed $18,030,632 of Promissory Notes for advances granted by third parties in fiscal year 2012 as well as in early months of 2013 by the issuance of shares leaving a balance of $3,625,000 of Promissory Notes still due and outstanding as of December 31, 2013.

A grant of $2,428,243 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP proves to be unable to complete the project, it will have to repay the grant to the Government. As of December 31 2013, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

Also in fiscal year 2013, there were other advances given by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that do not have any promissory note or agreement but verbal understandings. These amount to $4,715,543 unpaid and outstanding as at December 31, 2013.

Income Taxes

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

The Company failed to file US tax returns for the years ended December 31, 2007 through December 31, 2012 in compliance with US Treasury Internal Revenue Service Code. The Company has reviewed its tax position with the assistance of US tax professional and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has appointed US tax professional to assist in filing these income tax returns.

No EIT has been provided in the financial statements of CA, ZX, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the years ended December 31, 2013 and 2012 as they are within the agriculture, dairy and fishery sectors. However as prior to the year ended December 31, 2012 JFD has been levied with an EIT of 25%, which JFD appealed to the Taxation Department for a waiver of this tax. JFD’s appeal to the Taxation Department for a waiver of this tax was successful by December 31, 2012.

No EIT has been provided in the financial statements of HSA for the income earned for the years December 31, 2013 or 2012 as they are within the agriculture, dairy and fishery sectors. EIT has been provided in the financial statements of HSA at 25% for the income for the years ended December 31, 2011 as it was not approved at that time to be within the agriculture, dairy and fishery sectors.

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

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the years ended December 31, 2013 and 2012.

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the years ended December 31, 2013 and 2012.

No Swedish Corporate income tax has been provided in the consolidated financial statements of SIAFS since SIAFS incurred a tax loss for the period from November 12, 2013 (date of registration) to December 31, 2013.

No deferred tax assets and liabilities are of December 31, 2013 and 2012 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Other Significant Factors That May Affect Cash/Liquidity:

Inflation factors affecting operations:

On the surface, the Government’s anti-inflationary measures seemed to be working during the year ended December 31, 2013. However, management remains concerned since most of the building material, cost of labor and essential consumer goods are still rising at a higher rate than GDP. Its impact on consumer spending has not seemed to materialize, though, with growth in spending maintaining an upward trajectory.

As of December 31 2013, the Company had no other significant transactions that may affect our cash/liquidity other than those mentioned in this Annual Report.

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

Liquidity and Capital Resources

As of December 31 2013, we had unrestricted cash and cash equivalents of $1,327,274 , (see notes to the consolidated account), and our working capital as of December 31, 2013 was $154,368,834.

As of December 31, 2013, our total debts are as follows:

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,100,377				4,100,377
Bonds payable		1,725,000			1,725,000
Long Term Debts		180,417			180,417
Promissory Notes		3,625,000			3,625,000
Issued to third parties					-

Cash provided by operating activities totaling $84,241,349 for the year ended December 31 2013. This compares with cash provided by operating activities totaled $44,425,379 (restated) for the year ended December 31, 2012. The increase in cash flows from operations primarily resulted from net cash provided by net income for the year after adjustments of non- cash items.

Cash used in investing activities totaled $93,308,417 for the year ended December 31 2013. This compares with cash used in investing activities totaling $44,366,756 for the year ended December 31, 2012. The increase in cash flows used in investing activities primarily resulted from payment for construction of $51,226,616 and payment for investment in future Sino Venture companies (included in deposits and prepaid expenses) of $35,078,923 for the year ended December 31 2013 as compared with payment for construction of $19,185,878 and payment for investment in future Sino Venture companies (included in deposits and prepaid expenses) of $6,030,785 for the year ended December 31, 2012.

Cash provided by financing activities totaled $907,142 for the year ended December 31 2013. This compares with cash provided by financing activities totaling $6,856,366 for the year ended December 31, 2012. The decrease in cash flows provided by investing activities is primarily due to $nil from non-controlling interest contribution and dividends payment of $951,308 for the year ended December 31 2013 whereas there were non-controlling interest contributions of $3,634,064 and dividends payment of $134,631 for the year ended December 31, 2012.

Acquisition of SJVC’s and further acquisition plan:

A development agreement typically contains an option clause for further investment.  Initially, the owners of project companies invite us to invest in their venture. If our management felt interest in their proposal, we would carry out an in-depth study of the target company including legal due diligence, business plan, budget and projected financial information.  We make our decision through the resolution of board of directors. If we determine to proceed, we would first form an SJVC to acquire and then we acquire further equity interest. The acquisition price of such further interests is determined in accordance to the book value of SJVC as of the acquisition date. Consideration generally consists in part of cash and in part of contract against trade debts.   Project companies record development cost as construction in progress and treat the amount due to us as partial investment in new SJVC.

We are the consulting and service provider providing turnkey services to the China Developer of the project for the development of the project as such our expenditure in the project includes (i) our own administration and operational expenses provided for and incurred in the project (charged and recorded under our general and administrative operation expenses) are billed to the China developer accordingly, (ii) whereas all other development expenditures (inclusive of our subcontractors’ and sub-suppliers’ costs and our marked up profits ) are billed to the developer who will pay accordingly.

We plan to acquire further SJVC’s at the time they will be formed officially after their approval by relevant China Authorities with details shown in the table below:

	Acquisition by which subsidiary	Estimated time of SFJVC being formed	Estimated time of completion of acquisition	Estimated Total consideration	Deposit paid up to date	Deposit paid is equivalent to % of equity	Estimated time of progress payments
Enping Prawn PF1	CA	June 2014	August 2016	$20.94m	$14.56 m	56%	Q1 to Q2 2014
Zhongshan Prawn PF2	CA	Phase 3 Work still in progress, targeting completion Q3 2014	August 2014	$26.20 m	$9.88 m	35%	Q4 2013 & all year round 2014
Fish & eel Farm 2	CA	Phase 3 & 4 work are in progress targeting completion Q4 2015	August. 2016	$26.22 m	$6.0 m	23%	Q4 2013 & all year round 2014 & 2015
Cattle Farm 2	MEIJI	Final work is still in progress	August 2014	$15.88 m	$5.56 m	35%	On or before June 30 2014
WXC businesses	SIAF	Work is in progress until end 2015	Not yet determined	Not fully determined	$4.08 m	Not yet known	Partially in 2014.
NaWei wholesale centers	SIAF	Work is in progress until end 2015	Phase (1) March 2014, new Phases are pending	Not fully determined	$1.03 m	Not yet known	Partially in 2014.

In accordance with our contract, prior to the official formation of the SJVC’s we pay an initial deposit and additional deposits as pre-payments to the developer (or owner) of the project as consideration anticipation to secure our future acquisition of the SFJVC upon its official formation.

The total consideration for each purchase of SFJVC is based on its book value at that time of official formation having injected all of the related project’s development assets and liabilities into the SFJVC.

As such the required acquisition cost is funded partly by cash and partly by the off-set of receivable owing on the consulting and service fee.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). All material inter-company transactions and balances have been eliminated in consolidation.

The Renminbi of the PRC (RMB) has been determined to be the Company’s functional currency. The balance sheets were translated at year end exchange rates. Expenses were translated at moving average exchange rates in effect during the years. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SIAFS and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition.

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

Multiple-Element Arrangements

To qualify as a separate unit of accounting under ASC 605-25 “ Multiple Element Arrangements”, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company’s multiple-element arrangements are consulting and service under development contract, commission  and management service.

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

COST OF GOODS SOLD AND SERVICES

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies. Cost of services consists primarily of direct cost and indirect cost incurred to date for development contracts and provision for anticipated losses on development contracts.

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $39,549 and $84,298 for the years ended December 31, 2013 and 2012, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $2,365 and $1,973 for the years ended December 31, 2013 and 2012, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2013 and December 31, 2012 are $0. There were no bad debts written off for the years ended December 31, 2013 or December 31, 2012.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Milk cows	10 years
Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 -20 years
Mature seed and herbage cultivation	20 years
Furniture, fixtures and equipment	2.5 - 10 years
Motor vehicles	5 -10 years

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

An aromatic cattle-feeding formula was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Cost of acquisition on aromatic cattle-feeding formula is amortized using the straight-line method over its estimated life of 25 years.

The cost of sleep cod breeding technology license is capitalized as proprietary technologies when technological feasibility has been established. Cost of granting sleep cod breeding technology license is amortized using the straight-line method over its entitled life of 20 years.

Bacterial cellulose technology license and related trademark are capitalized as proprietary technologies when technological feasibility has been established. Cost of license and related trademark is amortized using the straight-line method over its estimated life of 20 years.

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

LAND USE RIGHTS

Land use rights represent acquisition of land use right rights of agriculture land from farmers and are amortized on the straight line basis over the respective lease periods. The lease period of agriculture land is in the range from 30 years to 60 years. Land use rights purchase prices were determined in accordance with the PRC Government’s minimum lease payments of agriculture land and mutually agreed between the company and the vendors. No independent professional appraiser performed a valuation of land use rights at the balance sheet dates.

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

(c)  The economics do not coincide with the voting interest.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2013 and 2012, the Company determined no impairment losses were necessary.

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

For the years ended December 31, 2013 and 2012, basic earnings (loss) per share from continuing operations attributable to the Company’s common stockholders amounted to $0.62 and $0.70, respectively. For the years ended December 31, 2013 and 2012, diluted earnings (loss) per share from continuing operations attributable to the Company’s common stockholders amounted to $0.58 and $0.62, respectively.

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

For the fiscal year ended December 31, 2012

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31, 2012 and December 31, 2011 were translated at RMB6.29 to $1.00 and RMB6.30 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2012 and December 31, 2011 were RMB6.31 to $1.00 and RMB6.33 to $1.00, respectively.

For the fiscal year ended December 31, 2013

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31 2013 and December 31, 2012 were translated at RMB6.10 to $1.00 and RMB6.29 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2013 and December 31 2012 were RMB6.19 to $1.00 and RMB6.31 to $1.00, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2013 or 2012, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2013 or 2012.

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

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate a material impact on the consolidated financial statements upon adoption.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PROGRESS REPORTS AND SUBSEQUENT EVENTS.

● Table (PS 1) below shows the progress reports and subsequent events on operational affairs of each subsidiary:

Name of subsidiaries	Operation divisions	Description
SJAP
	Cattle farming & fattening	During fiscal year 2013, SJAP has developed over 22 corporative farming societies within the district of Huangyuen, and collectively they have the capacity to grow up to 20,000 head of cattle / year of which there will be at least 12,000 head / year available for slaughter after they have been nurtured under a fattening program to an average of 700 Kg to 800 Kg in body weight from an average of 550 to 650 kg within a period of 3 months. Under the fattening program, young cattle between 18 to 21 months old will be selected and fattened with our concentrated and bulk stock feed for about 3 months. Together with our own cattle fattening houses we project having over 18,000 head of cattle processed through our slaughter house in 2014. In this respect, SJAP is looking at increasing live cattle stock and to implement improvements on the corporative farms to be able to fatten more cattle over a shorter period of time.
	Fertilizer	The fertilizer manufacturing division is now reaching its maximum production capacity due to limited space at the complex. As such, there will be a need to obtain an alternative site for this division to expand further. However, SJAP currently has no plan for such expansion, and if so, we shall inform shareholders accordingly.
	Bulk live stock feed	We currently have over 46,000 Mu of pasture / cropping land that should be enough to keep up with the livestock feed production for 2014 estimated to come in at over 60,000 MT.
	Concentrated stockfeed	As the increase of fattening cattle will involve more feed being consumed, the production for this division will be increased in 2014.
	Slaughterhouse	Work in progress on the Slaughter house had been delayed due to the spell of long winter months, however, work has commenced April 1, 2014 aiming to complete the project by end of May 2014, and to start full production of slaughter operations June 1, 2014, onward.
	De-boning & processing	Work in progress on the de-boning operation faced a similar situation as the slaughter house when it came to winter months. Also, we are awaiting the delivery of an automatic de-boning chain from Japan and a Marble meat-press from Europe to begin operations. Most of the refrigeration units have been installed. We are aiming to start this section's operation by June 1, 2014.
	Others	SJAP has brought in a technology from Japan specializing in the production of Marble beef meats which are recognized as a higher quality product sold at higher profit margins. The Company is aiming to establish its brand label and to initiate its marketing program under this higher quality grade of beef. In this respect, SJAP set up an exhibit at the Shanghai City Meat Exhibition Fair from March 24th to 28th 2014 to gain recognition of its product, which met another milestone achieved by SJAP in its long road of progress.
HSA
	Fertilizer	During the last quarter of 2013, HSA has completed its expansion work on its fermentation compound, which now has the capacity to produce up to 30,000 MT of fertilizer / year.
	Cattle farming	Work on this development continues to progress with cutout work on the hill next to the fertilizer factory complex half way done. Upon its completion there will be usable flat areas measuring up to 47,000 m2 available for the development of its cattle farms estimated to be started from mid-May 2014. Phase one of this cattle farm development is targeting to have the capacity to fatten up to 2,000 heads of cattle / year using the 3-month fattening program.
	Crop plantation	Work is in progress with cultivation on 1500 mu of agriculture land aiming to harvest up to 10,000 MT of bulk livestock feed to supply its own cattle farm.
JHST
	Immortal Vegetables	JHST cultivated and prepared an additional 30 Mu for the planting of immortal vegetables during the last quarter of 2013 and related seedlings are being nurtured during March 2014 that will be ready for planting as soon as the weather gets warmer sometime during April.
	HU Plantation	All-season internal roads within the HU Plantation (inclusive the road leading into Fish Farm (1) and sub-internal roads) measuring over 9 Km were completed as of the date of this report. As such, the HU plantation property is now having good accessibility to major highways within the district of Enping City.
	Drying & Processing	Application had been made to relevant authorities on a block of land owned by JHST under its Land Use Rights (measuring about 50 mu or 33,000 m2) for conversion of Agriculture to Industrial status in March 2014, and are expecting to have a response sometime in June 2014. The aim for this conversion is that the existing processing site for drying and processing of HU Flowers and immortal vegetables is too small (with only about 10 Mu of land) such that expanding the physical plant for this operation is necessary and targeted for completion on or before Q2 2015.
	Others	JHST had during the first quarter of 2014 recruited an additional 20 laborers from other Provinces making a total of more than 70 permanent workers employed at the HU Plantation helping JHST overcome its manpower shortage faced last season. As such, additional staff quarters and related facilities are being built targeting completion on or before April 30, 2014.

● Table (PS 2) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

MEIJI
	Cattle Farm (1) or (JHMC)	An external road surrounding both Cattle Farms (1 & 2) measuring over 5 Km was completed during FY2013. JHMC has extended the use of this road to the regional public and villages as part of its corporate social responsibility effort. Cattle Farm (1) has been raising Simmental and Angus cattle during FY2013 and supplying part of its product to the Beijing wholesale markets and the Guangzhou wholesale markets. Its supply of young bulls and heifers mainly have come from the ChangChun District situated in Northeast China where long winters and lower temperatures have required almost a month to acclimate the livestock to JHMC's warmer climate. As a result, inability to achieve sufficient weight gain and an increase in mortality rate (up by 2%) has been experienced. To mitigate such problems, Cattle Farm (1) decided in 2014 to grow a native cattle species (called Southern Yellow Cattle) that do not grow as large as the Angus or Simmental, but do have a similar growth rate in comparison.
	Cattle Farm (2)	Work in progress on Cattle Farm (2) during FY2013 was slow due to extra capital spent on the external road mentioned above, however work has commenced and is progressing well since March 2014.
	Others	On November 23, 2013 MEIJI executed an agreement with Dongguan Jinrun Agriculture Co. Ltd (“DJAC”) to help DJAC develop cattle farms using MEIJI's semi-free ranging cattle system and aromatic feed feeding program (technology) in Xin Feng County where DJAC executed an agreement with the Government to develop cattle farms under a "Helping the Poor" social program. The Project is to develop cattle farms that have the capacity to fatten 10,000 head of cattle per year by end of 2016 with the aim to increase the total aggregate annual income of 1,000 local household farmers to no less than RMB30 million per year. Under MEIJI's agreement with DJAC, MEIJI will not make a profit on its transfer of technology, but rather under the condition that all cattle fattened by the Project will be exclusively purchased and marketed by MEIJI under its own brand label.
CA
	Fish Farm (1) (or JFD)	Since Q4 2013, Fish Farm (1)'s repurposing of its growing tanks has resulted in it having 4 tanks producing Sleepy Cod, 6 tanks producing eels and 6 tanks producing prawns, on target to meet its sales projections for 2014.
	Fish Farm (2)	Actual work in progress at the 50 Mu island site were slowed down due to engineering complications that increased the overall construction cost. However, we managed to complete all external dams at the other 300 Mu at Gao's Aquaculture farm's property with underground RAS systems that the grow-out of eels and sleepy cod is much more efficient and in better water quality than they were in 2013.
	Prawn Farm (1)	Work to expand its grow-out facility by an additional of 6 tanks started in week (1) April 2014. This expansion is targeted to increase grading frequencies throughout the prawn growing stages allowing us to gauge precise nutrient and supplement levels that are essential to achieve better, more efficient, growth rates.
	Prawn Farm (2)	As of March 31, 2014, Prawn Farm (2) has seen the completion of over 6 x 10 mu and 4 x 20 mu RAS open dams to increase its capacity to house over 30,000 brood-stock mother prawns, and the grow-out of over 120 MT of marketable sized prawns per year. PF(2)'s 2014 target is to produce up to 120 million (Big giant) fingerling prawns / month and 120 million of (Mexican White) fingerling prawns / month.
	R & D	The first batch of 400,000 eel fingerlings (sized about 30mm in length) was imported from Madagascar during late February 2014 and placed into the R&D station to study their adaptability and growth rate in Guangzhou City districts in preparation for importing fingerlings to be grown in our APM farms starting in October 2014 to mid-March 2015. If the R&D test is successful, we shall be able to develop this market into a highly profitable business with lower risk factors by nurturing the fingerlings for 2 months and reselling them at gross margins of over 600% (based on the current wholesale price of RMB13 / piece, cost of fingerling of RMB1.20 / piece and feed cost of RMB7.5 / 1000 pieces / day).
	New Prawn Project Zhongshen	A project focused on the prawn and hydroponic industries made up of the following components:
* the Project is situated at Zhongshan City, Heng Men Ken District Agriculture Villiage lot E009 to E057 totaling 48 lots measuring up to 3,600 mu (equivalent to about 595 acres) allotted for the first years of development with a further 4,400 Mu allotted for future development making total land area available for the Project to be 8,000 Mu (equivalent to about 1,320 acres).
* The Project will be developed in many phases within a period of no less than 20 years having commenced in December 2013, and consisting of a gradual development and construction of: (1) Prawn aquaculture farms targeting production of up to 300,000 MT / year that includes Brood stock stations, Hatchery, Nursery, and Grow-out facilities; (2) Hydroponic farms targeting the production up to 20,000 MT of flowers, vegetables and berry fruits per year; (3) Major value added processing and packaging industries for prawn products and prawn stock feed; (4) Seafood wholesale markets and logistic centers for the distribution and sale of live prawns, prawn products, and hydronic grown produce; and (5) other ancillary industries that when added to the Project as a whole will help to generate more than 80,000 jobs as a result of this giant industry.
* The prawn aquaculture farm development will be using CA's APM technology and management system, wherein CA will be engaged as the master engineering consultant, manager of business operations, and marketer of the Project's produce and products).

* Table (PS 3) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

CA	New Prawn Project Zhongshan (Continued)	* The Project owner will be a Sino Foreign Joint Venture Company (SFJVC) formed between Ocean Glory Development Co. Limited (“OGDC”) (a HK Incorporation) and a group of businessmen from the Zhongshan City,(the Parties) whereas CA granted OGDC a developer license with the right to develop the Project using CA's APM technology and management systems. In this respect, the process for the parties to apply to relevant Authorities to form the SJVC started on March 15, 2014 and expecting completion on or before April 31 2014. Although the SJVC has not been officially formed however the Government has already granted land leasing rights to the parties with the understanding that once when the SJVC is official the said leasing right will be transferred to the SFJVC.

SIAF
or (Corporate)	Imports & trading	The seafood trade is subject to seasonal variations, and as such the Company continues to explore the feasibility of import trade with more countries, believing that the demands in quality seafood is huge in China providing strong growth opportunity for the Company in this business sector.
	Madagascar	Having established the collection center and packaging facility in Madagascar during Fiscal year 2013, the Company is now securing supplies of live seafood by air shipments (i.e. crabs and eels) consistently that are being sold in the Shanghai and Guangzhou wholesale markets. We are now developing in Madagascar the supplies of live lobsters and other shell fish and also frozen seafood, as such we believe that the Company will also enjoy good growth in this sector of its businesses, gradually.
	WHX (or restaurant developments & business)	Restaurant (5), situated at HingZhong shopping Complex in Zhongshan City, was opened on March 29, 2014, and marks a total of 5 restaurants being designed and developed by the Company. In this respect we are still learning to develop a style of restaurants that will cater to its localized clients while yielding strong financial benefits to their owners. As such, we are renovating Restaurants #1 and #3 targeting to achieve this aim. Having established the Central kitchen, storage, and bakery in 2013, allows a consistent, uniform, and safe food quality being supplied to the restaurants, and as such we believe that the Leonie chain of Restaurants will secure a good position in the restaurant market and be established into a viable business with good financial fundamentals. The development of restaurants from scratch is a long process especially in major cities of China due to the extensive procedures required in obtaining permits of various forms (i.e. environmental, health, fire, tax, trade business permits, etc.), and the associated facilities required to be provided to staff and workers (i.e. housing, transportation, etc), and as such, the Company has reduced this kind of development in fiscal year 2013, keeping open the possibility of acquiring existing restaurant operations, helping to shorten the time in establishing the Leonie Chain of 20/30 restaurants. In this respect, the Company is talking and discussing with multiple restaurant operators and intend to keep its shareholders informed, respectively.
	NaWei (or wholesale centers developments & businesses)	On March 1, 2014, the Company had hired an operation manager for NaWei to manage its overall operation with the aim to develop NaWei's wholesale and retail operations. The Company believes that it is important for NaWei to be involved in the development of its retail venture, so that the household brand label for SJAP's Marble beef line can be developed more quickly and efficiently.

Table (PS 4 & 5) below show the tentative Development Schedule planned for business operations for 2014 / 2015:

	2014 (Month )												2015 (Month)
	1	2	3	4	5	6	7	8	9	10	11	12	1	2	3	4	5	6	7	8	9	10	11	12
SJAP
Production and sale of livestock	Increasing livestock, improving and expanding cooperative farms to fatten more cattle and to shorten the fattening period
Production and sale of feedstock
Bulk livestock feed	Cultivate more crop fields to increase production
Concentrate livestock feed	Improving and upgrading to increase production
Production and sale of fertilizer
Slaughterhouse	Completion of all related construction to ensure servicing 500 head / day in 2014, gradually increasing to 800 head / day in 2015
Deboning activity	Installation of 2 new automatic deboning lines & purchase of marble beef technology and equipment to produce a higher quality product
Value-added processing of beef meats										Developing various processing lines
Marketing and sales	Developing marketing networks in selective Tier (1 and 2) cities (including (i) the development of sales networks into existing markets, and (ii) the development of retail and wholesale distribution facilities in existing centers.
Logistic distribution network							Development of refrigerated delivery to ensure food safety
Other developments (i.e. Enzyme production facility, mash gas station, etc.)											Tentatively targeting to start in 2015
HS.A
Production of fertilizer										Starting expansion program of multi-purpose specialty fertilizer
Trading of fertilizer							Constructing additional storage
Production and sale of live cattle	Construction of cattle farm and cultivation of livestock feed for fattening up to 10,000 head based on 2500 head / 3-month cycle.
Marketing and sales	General promotion activities

JHST
HU Flowers and Immortal vegetables
Fresh HU Flowers
Dried HU Flowers	Construction of more driers												Construction of more driers
Dried Immortal vegetables	Development of additional planting fields												Development of additional planting fields
Other Value-added products	Construction of new processing facilities												Construction of new processing facilities
Othe associated developments	Finishing of road work and infrastructure												Infrastructure work

Table (PS 4 & 5) below show the tentative Development Schedule planned for business operations for 2014 / 2015: (Continued)

	2014 (Month )												2015 (Month)
	1	2	3	4	5	6	7	8	9	10	11	12	1	2	3	4	5	6	7	8	9	10	11	12

CA
Prawn Projects (Including contracted farms)
Expansion of existing farms	Expansion on PF(1) and construction of adjacent Hydroponic farm, continue work on FF(2), and complete PF(2) phases 2 & 3
New project farms and developments	Construction and development of Zhongshan Prawn Project phase (1) with 1st stage of prawn production beginning in August 2014, projecting 10,000 MT produced by year end 2015
Marketing and sales													Sales promotion programs at wholesale centers in 1st and 2nd Tier Cities in China
Logistic developments										To be guided by the market requirements
Acquisition of SJVC's (inclusive deposits and prepayments)	Depending on cashflow, targeting the official formation of 2 SJVC's in 2014

MEIJI
Production/sale of live cattle (Aromatic)
Expansion of existing farms	Construction of additional cattle houses, development of more crop fields, & increasing amount of livestock																	Construction of additional feed storage and environmental provisions
New project farms and development	Tentatively, no new plans.
Acquisitions of SJVC's (inclusive deposits and prepayments)	Dependent on cashflow

SIAF
Seafood import/export trade
Expansion of import trading	Importing/marketing Australian lamb and beef to enhance overall market reach, and coordinating sales of beef from Xining.
Market development	Completing development of reception centers and display showrooms
Acquisitions of SJVC's (inclusive deposits and prepayments)	Dependant on cashflow

Notes:

In respect to all related forecasts of financials of the Company, the Company will inform its shareholders progressively as and when the situation prevails with suitable situation to allow for their respective announcements. As at present, the Company is still applying for its S1 registration Statement, and as such, the present situation is not the right moment for the announcement of such information.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	64	CEO and Director
Tan Poay Teik	55	Chief Marketing Officer and Director
Chen Bor Hann	49	Secretary and Director
Yap Koi Ming (George)	61	Independent Director
Nils Erik Sandberg	73	Independent Director
Daniel Ritchey	45	Independent Director
Lim Chang Soh (Anthony)	50	Independent Director

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

Daniel Ritchey. Mr. Ritchey has been an Independent Director of the Company since February 1, 2014. Having worked in both the public and private sectors. Mr. Ritchey has deployed his years of experience into developing partnerships and venture capital relationships throughout the agriculture and natural resource industries. Coupled with an undergraduate degree from Muskingum College (1989) and an MBA from Ohio State University (1994), Mr. Ritchey has as President of The Business Advocate, Inc. developed 3 successful partnerships, namely DC Capital LLC; 3-D Ranch LLC; and 3-D Oil and Gas LLC, whose business operations are mainly concentrated in Ohio, and whose commercial property development also extends into the Washington DC area. Mr. Ritchey continues to serve as a lobbyist on both the State and Federal level, with focus on issues and industries related to natural resources and the environment.

Lim Chang Soh (Anthony). Mr. Soh was appointed as an Independent Director of the Company on February 5, 2014. He brings investment experience and skills in corporate governance, corporate finance, new business development and investment strategies with considerable knowledge in agriculture industry that will benefit the Company. Mr. Soh is a practicing lawyer with 20 years standing and a partner in the law firm, Edwin Lim Suren & Soh, in Kuala Lumpur, Malaysia. He served as Deputy Managing Director of Pontian United Plantations Berhad (“Pontian”), a Malaysian plantation company in the business of cultivating oil palm on 39,000 acres of land on a group basis, and operating an oil mill, from the Year 2009 until October 31, 2013. Prior to his appointment as the Deputy Managing Director, Mr. Soh was appointed Director in Pontian in 2005, and subsequently promoted to the post of Executive Director from 2007. He holds an LL.B (Hons) degree from University of Hull, England. In his professional career, Mr. Soh specializes in mergers and takeovers and corporate re-structuring that are expected to benefit the Company.

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

Board Committees:

Audit Committee

Our Audit Committee currently consists of three directors: Messrs. Yap (chairman), Sandberg and Ritchey. The Board has determined that:

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

Compensation Committee

Our Compensation Committee currently consists of three directors: Messrs. Sandberg (chairman), Yap and Soh. The Board has determined that:

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

ITEM 11       EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal year ended December 31, 2013.

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Lee Yip Kun Solomon	2013	336,000	0	0	0	0	0	336,000
Chief Executive Officer	2012	336,000	0	0	0	0	0	336,000
Tan Paoy Teik	2013	174,000	0	0	0	0	0	174,000
Chief Marketing Officer	2012	174,000	0	0	0	0	0	174,000
Chen Bor Hann	2013	60,000	0	0	0	0	0	60,000
Secretary	2012	60,000	0	0	0	0	0	60,000

Summary Equity Awards

There has been no equity incentive award made to any of our executive officers as of our fiscal year ended December 31, 2013.

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

Chen Bor Hann. On June 14, 2011, we entered into a three-year employment agreement effective as of January 1, 2011 with Chen Bor Hann, our Secretary (the “Hann Agreement”). Pursuant to the Hann Agreement, Mr. Hann is entitled to an annual base salary of $60,000 and to receive 60,000 shares of our common stock. Such shares have not been issued to Mr. Hann. Mr. Hann shal1 also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Hann Agreement provides for Mr. Hann to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Hann Agreement also includes confidentiality obligations to which Mr. Hann must adhere.

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

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock beneficially owned based on 153,692,043 issued and outstanding shares of Common Stock as of April 7, 2014 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date of this Annual Report, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, beneficial ownership is calculated based on the 153,692,043 shares of Common Stock issued and outstanding as of the date of this Annual Report.

Name and address	Shares of Common Stock	Percentage of Common Stock	Shares of Series A Preferred Stock	Percentage of Series A Preferred Stock	Percentage of Capital Stock (1)
Directors and Officers (2):
Lee Yip Kun Solomon	12,500,000	8.1%	75	75%	61.6%
Tan Poay Teik	0	0	20	20%	16%
Chen Bor Hann	0	0	5	5%	4%
George Yap	0	0	0	0	0
Nils Erik Sandberg (3)	4,123,210	2.7%	0	0	*
Daniel Ritchey	1,300,000	*			*
Anthony Soh	0	0	0	0	0

All Officers and Directors as a Group (7 persons)	17,923,210	11.7%	100	100%	82.2%

5% or Greater Beneficial Owners
Nordnet Pensionsfoersaekring AB	15,384,076	10%	0	0	2%
Forsakringsaktiebolaget Avanza Pension	20,571,650	13.4%	0	0	2.7%

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

(2)       The address for each of the officer and directors is c/o Sino Agro Food, Inc., Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City (510610), P.R.C.

(3)        Includes 910,300 shares of Common Stock owned of record by Mr. Sandberg’s spouse and 850,000 shares of common stock owned of record by Ängby Sportklubb, a not-for-profit organization of which Mr. Sandberg is the chairman of the board of directors. Mr. Sandberg disclaims any beneficial ownership of the shares of common stock held by Ängby Sportklubb.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 2011 we were indebted to Mr. Lee in the amount of $289,764. During fiscal year 2012, we borrowed an aggregate of $3,056,039 from Mr. Lee, leaving us indebted to Mr. Lee in the amount of $3,345,803 on December 31, 2012. During fiscal year 2013 we repaid Mr. Lee an aggregate of $1,552,035, leaving us indebted to Mr. Lee an amount of $1,793,768 on December 31, 2013. The amounts are unsecured, interest free and have no fixed term of repayment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Principal Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants, Madsen & Associates CPA’s, Inc. with respect to FYE 2013 (“M&A”) and Anthony Kam & Associates Limited with respect to FYE 2013 (“AK&A”), for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

AK&A	2013	$151,000
M&A	2012	$124,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

AK&A	2013	$0
M&A	2012	$4,230

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

AK&A		$0
M&A	2012	$0

(4) All Other Fees

None.

PART IV

ITEM 15          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement - Triway selling equity interest in TianQuan Science. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents: Capital Award, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents: Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents: Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents: Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws. Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Foods, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2012 as Exhibit 3.1 thereto.

10.1	Patented “Intellectual Property” namely “Zhi Wu Jei Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.1 thereto.

10.2	Sino Foreign Joint Venture Agreement: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.2 thereto.

10.3	Sino Foreign Joint Venture Agreement: Qinghai Sanjiang A Power Agriculture Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.3 thereto.

10.4	Deed of Trust - A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.4 thereto.

10.5	Deed of Trust - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.5 thereto.

10.6	Deed of Trust - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.6 thereto.

10.7	Master License from Infinity Environmental Group, a Belize corporation. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.7 thereto.

10.8	Capital Award Consulting Service Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.8 thereto.

10.9	Tri-Way Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.9 thereto.

10.10.a	Share Sale Agreement of Zhongxingnongmu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.10(a) thereto.

10.10.b	MOU SIAF and Mr. Sun Sales and Purchase of shares Hang Yu Tai. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.10(b) thereto.

10.11	Joint Venture Agreement for Enping City Bi Tao A Power Prawn Culture Development Co., Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.11 thereto.

10.12	AP Technology Consulting Services Agreement between Capital Award and a Group of China Parties. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.12 thereto.

10.13	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.13 thereto.

10.14	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.14 thereto.

10.15	Employment Agreement - Lee. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.15 thereto.

10.16	Employment Agreement - Tan. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.16 thereto.

10.17	Employment Agreement - Chen. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.17 thereto.

10.18	SJVC Enping Cattle and Sheep Farm Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.18 thereto.

10.19	Bait Fish Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.1 thereto.

10.20	Sleepy Cod Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.2 thereto.

10.21	Agreement between Capital Award, Inc. and Liu Gang, et al. Incorporated herein by reference to the Current Report on Form 8-K filed on February 29, 2012 as Exhibit 10.1 thereto.

10.22	Agreement between Macau Eiji Company Limited and Mr. Jin Xuesong. Incorporated herein by reference to the Current Report on Form 8-K filed on March 28, 2012 as Exhibit 10.1 thereto.

10.23	Addendum to Consulting and Services Agreement. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.1 thereto.

10.24	SJVC Agreement between MEIJI and Mr. He Yue Xiong. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.2 thereto.

10.25	Consulting and Services Agreement MEIJI and Mr. He Yue Xiong, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.3 thereto.

10.26	Agreement to Purchase Young Beef between MEIJI and Yang Zi Shao Town Cattle Farm. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.4 thereto.

10.27	WSPS SJVC between the Company and Zhou Jianfeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.5 thereto.

10.28	WSPS Consulting and Services Agreement between Capital Award and Zhou Jianfeng, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.6 thereto.

10.29	Memorandum of Understanding between the Company and Wu Xiaofeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.7 thereto.

10.30	Jiangman Hang Meiji Cattle Farm Co. Ltd. Statutory Documents. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.8 thereto.

10.31	Consulting and Service Agreement (Wholesale 2) between the Company and Guangzhou YiLi Na Wei Trading Co. Ltd. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.9 thereto.

10.32	JFD Lease agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.32 thereto.

10.33	JHMC Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.33 thereto.

10.34	JHST Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.34 thereto.

10.35	Sino Agro Food, Inc. Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.35 thereto.

10.36	Capital Award Consulting Service Agreement related to Fish Farm 2. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.36 thereto.

10.37	WXC Consulting Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.37 thereto.

10.38	Consulting and Service Agreement between MEIJI and Wei Da Xing, et al. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.38 thereto.

10.39	License Agreement between Capital Award Inc. and Glory Ocean Development Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on March 5, 2014 as Exhibit 10.1 thereto.

10.40	SJVC Agreement between group of business investors in Zhongshan City, Guangdong Province, PRC and Glory Ocean Development Ltd.*

14	Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013 as Exhibit 14 thereto.

21	List of subsidiaries. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 21 thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101 .INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

April 11, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 11, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer
Principal Financial Officer)

April 11, 2014	By:	/s/ TAN POAY TEIK
Tan PoayTeik
Chief Officer, Marketing

April 11, 2014	By:	/s/ CHEN BORHANN
Chen BorHann
Corporate Secretary

April 11, 2014	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

April 11, 2014	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg
Director

April 11, 2014	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Director

April 11, 2014	By:	/s/ SOH LIM CHANG
Soh Lim Chang
Director

 .

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F -1
CONSOLIDATED BALANCE SHEETS	F - 2
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	F - 3
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	F - 4 – F – 5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F - 7 - F - 46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of December 31, 2013 and December 31, 2012, and the consolidated statements of income and other comprehensive income, the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the years ended December 31, 2013 and December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The Company has restated its statement of cash flows to correct an error related to the reporting of cash flows from the temporary deposits paid to entities for equity investment in future Sino Joint Venture companies during 2012. The effects of that restatement are explained in note 32 to the consolidated financial statements.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Agro Food, Inc. and subsidiaries as of December 31, 2013, and December 31, 2012, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2013 and December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

s/Anthony Kam & Associates Limited, CPA.

Anthony Kam & Associates Limited, CPA.

Hong Kong

F - 1

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,327,274	$8,424,265
Inventories	8,148,203	17,114,755
Cost and estimated earnings in excess of billings on uncompleted contracts	663,296	2,336,880
Deposits and prepaid expenses	92,401,416	47,308,857
Accounts receivable, net of allowance for doubtful accounts	82,057,942	52,948,350
Other receivables	3,782,771	5,954,248
Total current assets	188,380,902	134,087,355
Property and equipment
Property and equipment, net of accumulated depreciation	46,487,058	19,946,302
Construction in progress	59,134,732	24,492,510
Land use rights, net of accumulated amortization	60,705,829	55,733,246
Total property and equipment	166,327,619	100,172,058
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	12,081,470	8,114,624
License rights	-	1
Total other assets	12,806,410	8,839,565

Total assets	$367,514,931	$243,098,978

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$11,055,194	$5,762,643
Billings in excess of costs and estimated earnings on uncompleted contracts	3,146,956	2,790,084
Due to a director	1,793,768	3,345,803
Dividends payable	3,146,987	951,308
Other payables	10,768,786	6,654,478
Short term bank loan	4,100,377	3,181,927
	34,012,068	22,686,243

Non-current liabilities
Deferred dividends payable	-	3,146,987
Bonds payable	1,725,000	-
Long term debts	180,417	175,006
	1,905,417	3,321,993

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 7,000,100 and 10,000,100 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively)	-	-
Series B convertible preferred stock: $0.001 par value) (10,000,000 shares designated, 7,000,000 and 10,000,000 shares issued and outstanding) as of December 31, 2013 and December 31, 2012, respectively)	7,000	10,000
Series F Non-convertible preferred stock: $0.001 par value) (1,000,000 shares designated, 0 shares issued and outstanding) as of December 31, 2013 and December 31, 2012, respectively)	-	-
Common stock: $0.001 par value (170,000,000 shares authorized, 137,602,043 and 100,004,850 shares issued and oustanding as of December 31, 2013 and December 31, 2012, respectively)	137,602	100,005
Additional paid - in capital	108,038,413	91,216,428
Retained earnings	178,070,837	103,864,308
Accumulated other comprehensive income	6,260,131	3,868,274
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	291,263,983	197,809,015
Non - controlling interest	40,333,463	19,281,727
Total stockholders' equity	331,597,446	217,090,742
Total liabilities and stockholders' equity	$367,514,931	$243,098,978

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Revenue
- Sale of goods	$208,614,041	$88,072,327
- Counsulting and service income from development contracts	51,179,311	50,541,312
- Commission income	1,632,461	-
	261,425,813	138,613,639
Cost of goods sold	(139,346,055)	(50,558,514)
Cost of services	(20,548,608)	(18,248,957)

Gross profit	101,531,150	69,806,168

General and administrative expenses	(8,859,777)	(8,385,862)
Net income from operations	92,671,373	61,420,306

Other income (expenses)

Government grant	613,678	139,836

Other income	230,840	308,332

Gain of extinguishment of debts	1,318,947	1,666,386

Interest epense	(393,592)	(282,320)

Net other income (expenses)	1,769,873	1,832,234

Net income before income taxes	94,441,246	63,252,540

Provision for income taxes	-	-

Net income	94,441,246	63,252,540
Less: Net (income) loss attributable to the non - controlling interest	(20,234,717)	(5,706,708)
Net income attributable to the Sino Agro Food, Inc. and subsidiaries	74,206,529	57,545,832
Other comprehensive income
Foreign currency translation gain	3,208,876	448,984
Comprehensive income	77,415,405	57,994,816
Less: other comprehensive (income) loss attributable to the non - controlling interest	(817,019)	(27,548)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	$76,598,386	$57,967,268

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	$0.62	$0.70
Diluted	$0.58	$0.63

Weighted average number of shares outstanding:
Basic	119,730,338	82,016,910
Diluted	127,437,187	92,016,910

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Series A		Series B Convertible		Series F Non Convertible
	Common stock		Preferred stock		Preferred stock		Preferred stock
	Par value $0.001		Par value $0.001		Par value $0.001		Par value $0.001
	Number		Number		Number		Number
	of shares	Amount	of shares	Amount	of shares	Amount	of shares	Amount
		$		$		$		$

Balance as of January 1, 2012	67,034,262	67,034	100	-	7,000,000	7000	-	-

Issue of Series B convertible preferred stock	-	-	-	-	3,000,000	3000	-	-
Issue of common stock
- For settlement of debts	32,064,588	32,065	-	-	-	-	-	-
- Employees' compensation	906,000	906	-	-	-	-	-	-
					-
Amortize discount - Convertible notes	-	-	-	-	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	-

Business combination of a subsidiary	-	-	-	-	-	-	-	-
Dividends
- Cash dividends	-	-	-	-	-	-	-	-
- Deferred dividend
Foreign currency translation gain	-	-	-	-	-	-	-	-
Balance as of December 31, 2012	100,004,850	100,005	100	-	10,000,000	10,000	-	-
Series B convertible preferred stock cancelled	-	-	-	-	(3,000,000)	(3,000)	-	-
Issue of common stock
- For settlement of debts	37,299,984	37,300	-	-	-	-	-	-
- Employees' compensation	297,209	297	-	-	-	-	-	-
Amortize discount - Convertible notes	-	-	-	-	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Balance as of December 31, 2013	137,602,043	137,602	100	-	7,000,000	7,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Accumulated
	Treasury stock		Additional		other	Non -
	Number		paid - in	Retained	comprehensive	controlling
	of shares	Amount	capital	earnings	income	interest	Total
		$	$	$	$	$	$

Balance as of January 1, 2012	(1,000,000)	(1,250,000)	72,794,902	50,395,444	3,446,838	9,934,155	135,395,373
					.
Issue of Series B convertible preferred stock	-	-	-	-	-	-	3,000
Issue of common stock
- For settlement of debts	-	-	17,831,352	-	-	-	17,863,417
- Employees' compensation	-	-	361,494	-	-	-	362,400

Amortize discount - Convertible notes	-	-	228,680	-	-	-	228,680
Net income for the year	-	-		57,545,832	-	5,706,708	63,252,540

Business combination of a subsidiaries	-	-	-	-	-	3,613,316	3,613,316
Dividends
- Cash dividends	-	-	-	(951,307)	-	-	(951,307)
- Deferred dividend				(3,125,661)			(3,125,661)
Foreign currency translation gain	-	-	-	-	421,436	27,548	448,984
Balance as of December 31, 2012	(1,000,000)	(1,250,000)	91,216,428	103,864,308	3,868,274	19,281,727	217,090,742
Series B convertible preferred stock cancelled	-	-	-	-	-	-	(3,000)
Issue of common stock
- For settlement of debts	-	-	16,674,386	-	-	-	16,711,686
- Employees' compensation	-	-	133,447	-	-	-	133,744
Amortize discount - Convertible notes	-	-	14,152	-	-	-	14,152
Net income for the year	-	-	-	74,206,529	-	20,234,717	94,441,246
Foreign currency translation gain	-	-	-	-	2,391,857	817,019	3,208,876
Balance as of December 31, 2013	(1,000,000)	(1,250,000)	108,038,413	178,070,837	6,260,131	40,333,463	331,597,446

.

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
		(Restated)
Cash flows from operating activities
Net income	$94,441,246	$63,252,540
Adjustments to reconcile net income to net cash from operations:
Depreciation	1,496,551	443,361
Amortization	2,006,146	1,934,909
Gain on extinguishment of debts	(1,318,947)	(1,666,386)
Loss on disposal of property, plant and equipment	136	-
Common stock and bond issued for services	405,236	2,229,657
Other amortized costs	57,278	-
Changes in operating assets and liabilities:
Decrease/(increase) in inventories	8,966,552	(10,037,494)
Increase in deposits and prepaid expenses (excluding Temporary deposits paid to entities for investments in future Sino Joint Venture companies)	(22,827,646)	(28,276,491)
(Decrease)/increase in due to a director	(1,555,036)	12,239,470
Increase in accounts payable and accrued expenses	5,292,551	3,330,443
Increase in other payables	22,144,941	1,482,417
Increase in accounts receivable	(29,069,592)	(18,142,198)
Decrease/(increase) in cost and estimated earnings in excess of billings on uncompleted contacts	1,673,584	(1,880,776)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	356,872	827,965
Decrease in amount due to related parties	-	(867,413)
Decrease in amount due from related parties	-	15,820,752
Decrease in other receivables	2,171,477	3,734,623
Net cash provided by operating activities	84,241,349	44,425,379
Cash flows from investing activities
Purchases of property and equipment	(7,002,878)	(10,756,744)
Payment for construction in progress
Payment for investment in future Sino Joint Venture companies (included in deposits and prepaid expenses)	(35,078,923)	(6,030,785)
Acquisition of proprietary technologies	-	(1,500,000)
Net cash outflow from business combination of a subsidiaries less cash acquired	-	(6,893,349)
Payment for construction in progress	(51,226,616)	(19,185,878)
Net cash used in investing activities	(93,308,417)	(44,366,756)
Cash flows from financing activities
Proceeds from long term debt	-	175,006
Proceeds from short term debt	4,100,377	3,181,927
Repayment of short term debt	(3,181,927)	-
Non-controlling interest contribution	-	3,634,064
Proceeds from bond payable	940,000	-
Dividends paid	(951,308)	(134,631)
Net cash provided by financing activities	907,142	6,856,366
Effects on exchange rate changes on cash	1,062,935	121,368
(Decrease)/increase in cash and cash equivalents	(7,096,991)	7,036,357
Cash and cash equivalents, beginning of year	8,424,265	1,387,908
Cash and cash equivalents, end of year	1,327,274	8,424,265
Supplementary disclosures of cash flow information:
Cash paid for interest	$393,592	$282,320
Cash paid for income taxes	-	-
Non - cash transactions
Common stock issued for settlement of debts	$16,711,685	$17,863,417
Series B convertible preferred stock	$(3,000)	$3,000
Common stock issued for services and employee compensation	$133,744	$362,400
Transfer to land use rights from construction in progress	$20,726,266	$528,451
Transfer to land use rights from deposits and prepaid expenses	$4,404,179	$-
Transfer to property and equipment from deposits and prepaid expenses	$308,299	$-
Transfer to construction in progress from deposits and prepaid expenses	$4,141,872	$-
Transfer to proprietary technologies from deposits and prepaid expenses	$4,390,043	$-
Transfer to property and equipment from land use rights	$-	$6,419,170

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), which was formed in Macau. APWAM then acquired PMH’s 45% equity interest in SJAP. By virtue of the acquisition, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the PRC approved the sale and transfer. As a result, APWAM owned 45% of SJAP and Garwor owned the remaining 55%. This remains the case as of the date of this report (the “Report”).

On September 9, 2010, an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved.

On February 15, 2011 and March 29, 2011, the Company entered into an agreement and a memorandum of understanding (an “ MOU”), respectively, to sell 100% equity interest in HYT group (including HYT and ZX) to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000, with effective date of January 1, 2011.

F - 7

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	CORPORATE INFORMATION (CONTINUED)

The Company applied to form Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD”), in which the Company would indirectly own a 25% equity interest on February 28, 2011.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company presently owns a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. During the year ended December 31, 2013, MEIJI further invested $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. During the year ended December 31, 2013, MEIJI and SJAP further invested $403,805 and $398,329 in HSA, respectively.

On November 12, 2012, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“SAFS”) As of December 31, 2013, the Company invested $77,664 in SAFS.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

F - 8

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

F - 9

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (2012: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (2012: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (2012: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (publ) ("SAFS")	Sweden	100% (2012: 0%) directly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, PRC	100% (2012: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Meiji Limited ("MEIJI")	Macau, PRC	100% (2012: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, PRC	100% (2012: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	PRC	75% (2012: 75%) directly	Hylocereus Undatus Plantation ("HU Plantation").

Jiang Men City A Power Fishery Development Co., Limited ("JFD")	PRC	75% (2012: 75%) indirectly	Fish cultivation
Jiang Men City Hang Mei Cattle Farm Development Co., Limited ("JHMC")	PRC	75% (2012: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	PRC	26% directly and 50% indirectly (2012: 26% directly and 50% indirectly)	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (2012: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Enping City Bi Tao A Power Prawn Culture Development Co., Limited ("EBAPCD") (pending approval)	PRC	25% (2012: 25% indirectly)	Prawn cultivation

F - 10

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SAFS and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation.

SIAF, CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SAFS and SJAP are hereafter referred to as (“the Company”).

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

F - 11

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Multiple-Element Arrangements

To qualify as a separate unit of accounting under ASC 605-25 “ Multiple Element Arrangements”, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company’s multiple-element arrangements are consulting and service under development contract, commission and management service.

Revenues from the Company's consulting and services under development contracts are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term. The percentage of costs incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

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

F - 12

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.8	REVENUE RECOGNITION (CONTINUED)

The Company does not provide warranties to customers on a basis customary to the industry, however, customers can claim warranty directly from product manufacturers for defects in equipment or products. Historically, the Company has experienced no warranty claims.

The Company provides various management services to its customers in the PRC based on a negotiated fixed-price contract. The clients usually pay the fees when the services contract is signed and services are rendered. The Company recognizes these services-based revenues from contracts when (i) management services are rendered; (ii) clients recognize the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities.

2.9	COST OF GOODS SOLD AND COST OF SERVICES

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies. Cost of services consist primarily direct cost and indirect cost incurred to date for development contracts and provision for anticipated losses for development contracts.

2.10	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $39,549 and $84,298 for the years ended December 31, 2013 and 2012, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $2,365 and $1,973 for the years ended December 31, 2013 and 2012, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $6,260,131 as of December 31, 2013 and $3,868,274 as of December 31, 2012. The balance sheet amounts with the exception of equity as of December 31, 2013 and 2012 were translated using an exchange rate of RMB 6.10 to $1.00 and RMB 6.29 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2013 and 2012 were RMB 6.19 to $1.00 and RMB 6.31 to $1.00, respectively.

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

F - 13

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.14	ACCOUNTS RECEIVABLE

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2013 and 2012 are $0.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 - 20 years
Mature seeds and herbage cultivation	20 years
Furniture and equipment	2.5 - 10 years
Motor vehicles	5 -10 years

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

F - 14

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.18	PROPRIETARY TECHNOLOGIES

A master license of stock feed manufacturing technology was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Cost of acquisition of stock feed manufacturing technology master license is amortized using the straight-line method over its estimated life of 20 years.

An aromatic cattle-feeding formula was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Cost of acquisition on aromatic cattle-feeding formula is amortized using the straight-line method over its estimated life of 25 years.

The cost of sleep cod breeding technology license is capitalized as proprietary technologies when technological feasibility has been established. Cost of granting sleep cod breeding technology license is amortized using the straight-line method over its estimated life of 20 years.

Bacterial cellulose technology license and related trade mark are capitalized as proprietary technologies when technological feasibility has been established. Cost of license and related trade mark is amortized using the straight-line method over its estimated life of 20 years.

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

Land use rights represent acquisition of rights to agricultural land from farmers and are amortized on the straight-line basis over their respective lease periods. The lease period of agricultural land is in the range from 30 to 60 years. Land use rights purchase prices were determined in accordance with the PRC Government’s minimum lease payments on agricultural land and mutually agreed to terms between the Company and the vendors.

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

F - 15

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.22	VARIABLE INTEREST ENTITY

A variable interest entity (“VIE”) is an entity (investee) in which the investor has obtained less than a majority interest, according to the Financial Accounting Standards Board (FASB). A VIE is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation:

(a)	equity-at-risk is not sufficient to support the entity's activities;

(b)	as a group, the equity-at-risk holders cannot control the entity; or

(c)	the economics do not coincide with the voting interest.

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

F - 16

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of December 31, 2013 and 2012 amounted to $1,256,440 and $8,403,458 respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the periods indicated:

	2013	2012

Customer A	18.09%	32.44%
Customer B	15.02%	10.27%
Customer C	9.24%	9.69%
Customer D	9.14%	6.34%
Customer E	8.49%	6.01%
	59.98%	64.75%

F - 17

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.26	CONCENTRATION OF CREDIT RISK (CONTINUED)

		Percentage of revenue	Amount
Customer A	Fishery development and Corporate and others division	18.09%	$47,284,512
Customer B	Fishery development and Corporate and others division	15.02%	$39,275,564

Accounts receivable are derived from revenue earned from customers located primarily in the PRC. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	2013	2012

Customer A	12.86%	18.18%
Customer B	10.23%	14.32%
Customer C	8.69%	11.14%
Customer D	8.36%	9.94%
Customer E	8.27%	8.23%
	48.41%	61.81%

As of December 31, 2013, amounts due from customers A and B are $10,546,704 and $8,387,732, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2013 and 2012, the Company determined no impairment losses were necessary.

F - 18

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

For the years ended December 31, 2013 and 2012, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.62 and $0.70 respectively. For the years ended December 31, 2013 and 2012, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.58 and $0.63, respectively

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

F - 19

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2013 or 2012, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2013 or 2012.

F - 20

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate a material impact on the consolidated financial statements upon adoption.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

F - 21

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in consolidated financial statements. The Company operates in four principal reportable segments: Fishery Development Division, and HU Plantation Division and Organic Fertilizer and Bread Grass Division, and Cattle Development Division. No geographic information is required as all revenue and assets are located in the PRC.

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$109,059,105	$22,814,476	$73,718,075	$24,792,014	$31,042,143	$261,425,813

Net income (loss)	$40,267,690	8,894,028	$14,302,266	$4,717,736	$6,024,809	$74,206,529

Total assets	$96,033,450	$49,831,925	$156,141,447	$46,428,738	$19,079,371	$367,514,931

	2012
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
	(Restated)		(Restated)		(Restated)
Revenue	$81,383,568	$11,878,599	$23,347,564	$17,038,001	$4,965,907	$138,613,639

Net income (loss)	$39,150,568	$6,245,281	$3,875,609	$9,058,822	$(784,448)	$57,545,832

Total assets	$79,222,788	$36,792,718	$96,282,055	$28,265,035	$2,536,382	$243,098,978

Note

(1)	Operated by Capital Award, Inc (“CA”). and Jiangmen City A Power Fishery Development Co., Limited (“JFD”).
(2)	Operated by Jiangmen City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).
(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”) and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).
(4)	Operated by Jiangmen City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Meiji Limited (“MEIJI”).
(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

F - 22

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$72,362,980	$-	$-	$-	$-	$72,362,980
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	22,814,476	-	-	-	$22,814,476
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	11,490,395		-	11,490,395
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	62,227,680		-	62,227,680
Macau Eiji Company Limited (“MEIJI”)	-	-	-	17,671,418	-	17,671,418
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	22,047,092	22,047,092
Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	35,259,211	-	-	-	-	35,259,211
Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,120,596	-	7,120,596
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	8,799,503	8,799,503
Commission and management fee
Capital Award, Inc. (“CA”)	1,436,914	-	-	-	-	1,436,914
Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	195,548	195,548
	$109,059,105	$22,814,476	$73,718,075	$24,792,014	$31,042,143	$261,425,813

F - 23

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2012 (Restated)
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Total

Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$45,189,788	$-	$-	$-	$-	$45,189,788
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	11,878,599	-	-	-	11,878,599
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,213,038		-	2,213,038
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	21,134,526		-	21,134,526
Macau Eiji Company Limited (“MEIJI”)	-	-	-	5,957,870	-	5,957,870
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,698,506	1,698,506
Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	35,471,383	-	-	-	-	35,471,383
Macau Eiji Company Limited (“MEIJI”)	-	-	-	10,930,131	-	10,930,131
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,267,401	3,267,401
Commission and management fee
Capital Award, Inc. (“CA”)	722,397	-	-	-	-	722,397
Macau Eiji Company Limited (“MEIJI”)	-	-	-	150,000	-	150,000
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-
	$81,383,568	$11,878,599	$23,347,564	$17,038,001	$4,965,907	$138,613,639

F - 24

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$51,470,476	$-	$-	$-	$-	$51,470,476
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited ("JHST")	-	10,101,512	-	-	-	10,101,512
Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	-	-	7,040,470	-	-	7,040,470
Qinghai Sanjiang A Power Agriculture Co., Limited ("SJAP")	-	-	38,411,418	-	-	38,411,418
Macau Eiji Company Limited ("MEIJI")	-	-	-	13,161,262	-	13,161,262
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	19,160,917	19,160,917
	$51,470,476	$10,101,512	$45,451,888	$13,161,262	$19,160,917	$139,346,055

COST OF SERVICES

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity
Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	$13,197,048	$-	$-	$-	$-	$13,197,048
Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,733,262	-	4,733,262
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	2,618,298	2,618,298
	$13,197,048	$-	$-	$4,733,262	$2,618,298	$20,548,608

F - 25

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	2012 (Restated)
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$23,512,812	$-	$-	$-	$-	$23,512,812
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	5,035,955	-	-	-	5,035,955
Hunan Shenghua A Power Agriculture Co., Limited (“H SA”)	-	-	1,723,031		-	1,723,031
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	14,574,772		-	14,574,772
Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,613,074	-	4,613,074
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,098,870	1,098,870
	$23,512,812	$5,035,955	$16,297,803	$4,613,074	$1,098,870	$50,558,514

COST OF SERVICES

	2012
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Total

Name of entity
Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	$14,340,937	$-	$-	$-	$-	$14,340,937
Macau Eiji Company Limited (“MEIJI”)	-	-	-	2,998,343	-	2,998,343
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	909,677	909,677
	$14,340,937	$-	$-	$2,998,343	$909,677	$18,248,957

F - 26

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

4.	DIVIDEND

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of common stock for purpose of the computing the dividend. The holders of record of shares of Series F Non - Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014.

On December 6, 2012,   the Company’s Board of Directors has declared cash dividend on its Common Stock, payable in the amount of $0.01 for every one share issued and outstanding as of December 26, 2012, with a distribution date of January 15, 2013.

	2013	2012
Cash dividend
Nil (2012: 95,130,730 outstanding shares at $0.01)	$-	$951,307
Deferred dividend
Nil (2012: 91,931,287 outstanding shares at $0.034)	-	3,125,661
	$-	$4,076,968

5.	INCOME TAXES

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

The Company fails to file US tax returns for the years ended December 31, 2007 through December 31, 2013 in compliance with US Treasury Internal Revenue Service Code. The Company reviews tax position with the assistance US tax professional and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has appointed US tax professional to assist the Company to file these income tax returns.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the years ended December 31, 2013 and 2012 as they are within the agriculture, dairy and fishery sectors.

F - 27

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

5.	INCOME TAXES (CONTINUED)

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the years ended December 31, 2013 and 2012.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the years ended December 31, 2013 and 2012.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the period from November 12, 2013 (date of registration) to December 31, 2013.

No deferred tax assets and liabilities are of December 31, 2013 and 2012 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	2013	2012

SIAF	$-	$-
SAFS	-	-
TRW	-	-
MEIJI and APWAM	-	-
JHST, JFD, JHMC, SJAP and HSA	-	-
	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2013 and 2012. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

F - 28

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

6.	CASH AND CASH EQUIVALENTS

	2013	2012

Cash and bank balances	$1,327,274	$8,424,265

7.	INVENTORIES

As of December 31, 2013, inventories are as follows:

	2013	2012

Sleepy cods, prawns, eels and marble goble	$1,761,111	4,612,090
Bread grass	580,955	1,473,653
Beef cattle	1,951,962	2,569,659
Organic fertilizer	895,670	737,166
Forage for cattle and consumable	684,979	278,900
Raw materials for bread grass and organic fertilizer	855,493	6,765,536
Immature seeds	698,704	677,751
Harvested HU plantation	719,329	-
	8,148,203	17,114,755

8.	DEPOSITS AND PREPAID EXPENSES

	2013	2012

Deposits for
- purchases of equipment	$4,886,048	$318,192
- acquisition of land use rights	7,826,508	7,826,508
- inventories purchases	9,771,383	2,228,854
- aquaculture contract	-	7,062,600
- building materials	1,281,935	2,000,000
- proprietary technologies	4,404,210	2,254,839
- construction in progress	23,021,316	14,423,021
Miscellaneous	-	4,892,258
Shares issued for employee compensation and overseas professional fee	100,308	271,800
Temporary deposits paid to entities for euity investments in future Sino Joint
Venture companies	41,109,708	6,030,785
	$92,401,416	$47,308,857

The Company made temporary deposits paid to entities for investments in future Sino Joint Venture companies for equity investments in future development of trade and seafood centre, fish, prawn and cattle farms. Miscellaneous represents the value of the shares of the Company held by the custodian for convertible notes, rental and utility deposits, and deposits for sundries purchases and sundries prepaid expenses.

F - 29

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

9.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for baddebt has been recorded as of December 31, 2013 and 2012. Bad debts written off for the years ended December 31, 2013 and 2012 are $0.

Aging analysis of accounts receivable is as follows:

	2013	2012

0 - 30 days	$20,864,404	$10,813,981
31 - 90 days	28,960,582	27,784,784
91 - 120 days	23,941,294	6,866,842
over 120 days and less than 1 year	8,291,662	7,482,743
over 1 year	-	-
	$82,057,942	$52,948,350

10.	OTHER RECEIVABLES

	2013	2012

Cash advance paid as consideration to acquire investments	$-	$4,657,728
Advanced to employees	109,278	166,722
Advanced to suppliers	3,673,493	205,088
Miscellaneous		924,710
	$3,782,771	$5,954,248

Cash advances paid as consideration to acquire investments represent deposits made for potential future investments. These payments are temporary and refundable because the company have not finished studies of economic returns of target companies yet.  Advanced to employees and suppliers are unsecured, interest free and without fixed term of repayment.

11.	PLANT AND EQUIPMENT

	2013	2012

Plant and machinery	$5,263,933	$3,681,644
Structure and leasehold improvements	36,308,860	15,446,062
Mature seeds and herbage cultivation	6,294,372	1,369,626
Furniture and equipment	391,608	212,479
Motor vehicles	765,858	277,513
	49,024,631	20,987,324

Less: Accumulated depreciation	(2,537,573)	(1,041,022)
Net carrying amount	$46,487,058	$19,946,302

Depreciation expense was $1,496,551and $443,361 for the years ended December 31, 2013 and 2012, respectively.

F - 30

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

12.	CONSTRUCTION IN PROGRESS

	2013	2012

Construction in progress
- Oven room for production of dried flowers	$-	$828,905
- Office, warehouse and organic fertilizer plant in HSA	22,761,164	10,450,518
- Organic fertilizer and bread grass production plant and office building	8,600,187	7,921,105
- Rangeland for beef cattle and office building	26,054,582	5,291,982
- Fish pond	1,718,799	-
	$59,134,732	$24,492,510

13.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the PRC. Instead, the Company has leased six lots of land. The cost of the first lot of land use rights acquired in 2007 in Guangdong Province was $6,408,289 and consists of 180.23 acres with the lease expiring in 2067. The cost of the second lot of land use rights acquired in 2008 in Guangdong Province was $764,128, which consists of 31.84 acres with the lease expiring in 2068. The cost of the third lot of land use rights acquired in 2011 was $12,040,571, which consists of 93.64 acres in Guangdong Province, with the lease expires in 2037. The cost of the fourth lot of land use rights acquired in 2011 was $35,405,750 which consisted of 287.21 acres in the Hunan Province, PRC and the leases expire in 2051, 2054 and 2071. The cost of the fifth lot of land use rights acquired in 2012 was $528,240 which consisted of 21.09 acres in Qinghai Province, PRC and the lease expires in 2051. The cost of the sixth lot of land use rights acquired in 2013 was $489,904 which consisted of 6.27 acres in Guangdong Province, the PRC and the lease expires in 2023.

	2013	2012

Cost	$65,192,615	$58,630,950

Less: Accumulated amortisation	(4,486,786)	(2,897,704)

Net carrying amount	$60,705,829	$55,733,246

	Expiry date	Location	Amount
Balance @1.1.2012			$57,845,573
Additons:
2012	2051	Xining city, Qinghai Province, the P.R.C.	528,240
Exchange difference			257,137
Balance @12.31.2012			58,630,950
Additons:
2013	2023	Enping city, Guangdong Province, the P.R.C.	489,904
2013		Land improvement cost incurred	3,914,275
Exchange difference			2,157,486
Balance @12.31.2013			$65,192,615

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $1,589,082 and $1,599,600 for the years ended December 31, 2013 and 2012, respectively.

F - 31

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

14.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On March 6, 2012, MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattle for $1,500,000. On October 1, 2013, SIAF was granted a license to exploit sleep cod breeding technology license for to grow out sleep cod for $2,270,968 for 50 years. SJAP booked bacterial cellulose technology license and related trademark for $2,119,075 and amortized expenditures for 20 years starting from January 1, 2014.

	2013	2012

Cost	$13,896,168	$9,512,258
Less: Accumulated amortization	(1,814,698)	(1,397,634)
Net carrying amount	$12,081,470	$8,114,624

Amortization of proprietary technologies was $417,064 and $375,309 for the years ended December 31, 2013 and 2012, respectively. No impairments of proprietary technologies have been identified for the years ended December 31, 2013 and 2012.

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

	2013	2012

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

16.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the PRC. As of December 31, 2013, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

Continuous assessment of the VIE relationship with SJAP

The Company may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a VIE. The Company evaluates entities deemed to be VIE’s using a risk and reward model to determine whether to consolidate. A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

F - 32

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

16.	VARIABLE INTEREST ENTITY (CONTINUED)

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2013, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with the condition that the Company was required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008. This license allows the Company to develop service, manage and supply A Power Technology Farms in the PRC using the A Power Technology, but subject to a condition that the Company is required to pay a license fee to Infinity once the Company has sold the license to its customer. Under the said license, the Company has the right to authorize developers and/or joint venture partners to develop A Power Technology Farms in the PRC. Infinity is a company incorporated in Australia. An impairment loss made for the years ended December 31, 2013 and 2012 are $1 and $0, respectively.

18.	OTHER PAYABLES

	2013	2012

Due to third parties	$4,715,543	$877,259
Promissory notes issued to third parties	3,625,000	3,352,394
Convertible notes payable	-	232,000
Due to local government	2,428,243	2,192,825
	$10,768,786	$6,654,478

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

F - 33

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

19.	CONSTRUCTION CONTRACT
(i)	Costs and estimated earnings in excess of billings on uncompleted contract

	2013	2012

Cost	$3,527,975	$3,755,046
Estimated earnings	8,538,930	8,307,452
Less: Billings	(11,403,609)	(9,725,618)
Costs and estimated earnings in excess of billings on uncompleted contract	$663,296	$2,336,880

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	2013	2012

Billings	$8,406,900	$9,810,427
Less: Costs	(2,179,410)	(1,886,705)
Estimated earnings	(3,080,534)	(5,133,638)
Billings in excess of costs and estimated earnings on uncompleted contract	$3,146,956	$2,790,084

(iii)	Overall
	2013	2012

Billings	$19,810,509	$19,536,045
Less: Costs	(5,707,385)	(5,641,751)
Estimated earnings	(11,619,464)	(13,441,090)
Billings in excess of costs and estimated earnings on uncompleted contract	$2,483,660	$453,204

20.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of bank	Interest rate	Term	2013		2012

Agricultural Bank of China	6%	August 30, 2013 - August 29, 2014
Huangyuan County Branch,		(August 30, 2012 - August 29, 2013)
Xining , Qinghai Province,
the P.R.C.			$4,100,377	^*	$3,181,927	^*

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $515,026 (2012: $528,240).

F - 34

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

20.	BORROWINGS (CONTINUED)

Long term debts

Name of lender	Interest rate	Term	2013	2012

Gan Guo Village Committee	12.22%	June 2012 - June 2017
Bo Huang Town
Huangyuan County,
Xining City,
Qinghai Province, the P.R.C.			$180,417	$175,006

21.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of December 31, 2013 and 2012 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as at that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of December 31, 2013 and 2012, respectively.

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

On March 27, 2013, 3,000,000 Series B convertible preferred stock were cancelled.

F - 35

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

21.	SHAREHOLDERS’ EQUITY (CONTINUED)

There were 7,000,000 shares and 10,000,000 shares of Series B convertible preferred stock issued and outstanding as of December 31, 2013 and December 31, 2012, respectively.

The Series F Non-Convertible preferred stock:

On August 1, 2012, the Company designated 1,000,000 shares of preferred stock with a par value per share of $0.001 as Series F Non-Convertible Preferred Stock with a face value of $1.00 per share.

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock, in exchange for their entitlement of deferred dividend amounting to $3,146,063 due on May 30, 2014. Thus the holders of Series F Non - Convertible Preferred Stock in the form of coupon notes shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share on May 30, 2014.

The Company recorded the above transactions as deferred dividend payable. No shares of Series F Non-Convertible Preferred Stock were physically issued during the year ended December 31, 2013 and 2012 because the only purpose for the issuance of the F preferred shares was to facilitate the payment of a cash dividend in the future

The Series F Non-Convertible Preferred Stock:

(i)	is not redeemable subject to (iv);

(ii)	except for (iv), with respect to dividend rights, rights on liquidation, winding up and dissolution, rank junior and subordinate to (a) all classes of Common Stock,(b) all other classes of Preferred Stock and (c) any class or series of capital securities of the Company.

(iii)	shall not entitled to receive any further dividend; and

(iv)	on May 30, 2014, the holders of shares of Series F Non-Convertible Preferred Stock with coupon shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share. Upon redemption, the Holder shall no longer own any shares of Series F with coupon that have been redeemed, and all such redeemed shares shall disappear and no longer exist on the books and records of the Company; redeemed shares of Series F which no longer exist upon redemption shall thereafter be counted toward the authorized but unissued “blank check” preferred stock of the Company.

As a result, grand total issued and outstanding preferred stock as of December 31, 2013 and 2012 are 7,000,100 shares and 10,000,100, respectively.

Common Stock:

On December 5, 2012, the Company obtained stockholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, no par value (the “Common Stock”), from 100,000,000 to 130,000,000. The board of directors believes that the increase in our authorized Common Stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

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

During the year ended December 31, 2013, the Company issued 37,299,984 shares of common stock for $18,030,632 at values ranging from $0.37 to $0.62 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $1,318,947 and $1,666,386 has been credited to consolidated statements of income as other income for the years ended December 31, 2013 and 2012, respectively; and (ii) 297,209 shares of common stock valued to employees at fair value of $0.45 per share for $133,744 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.45 per share.

F - 36

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

21.	SHAREHOLDERS’ EQUITY (CONTINUED)

On March 28, 2013, the Company filed a prospectus related to a public offering of Common Stock of the Company for maximum aggregate gross proceeds of $26,250,000 within a period not to exceed 180 days from the date of this prospectus.

On December 5, 2012, the Company obtained stockholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, no par value (the “Common Stock”), from 130,000,000 to 170,000,000. The board of directors believes that the increase in our authorized Common Stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

The Company has common stock of 137,602,043 and 100,004,850 shares issued and outstanding as of December 31 , 2013 and 2012, respectively.

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

As of December 31, 2013, there was $0 principal outstanding and accrued interest in the amount of $0 that was owed under the terms of the promissory notes. The Company has recorded these amounts as payable by the Company with a corresponding asset represented by the value of the shares of the Company held by the custodian as of December 31, 2013.

F - 37

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

As of December 31, 2013, the following share purchase warrants were outstanding and exercisable:

Expiry date	Exercise price	2013	2012
January 8, 2013	$0.50	-	150,000
February 15, 2013	$0.50	-	78,500
April 9, 2013	$0.50	-	157,000
		-	385,500

Share purchase warrant transactions and the number of share purchase warrants outstanding and exercisable are summarized as follows:

	December 31, 2013	Exercise price
Number of warrants outstanding as of January 1, 2013	385,000	$0.50
Issued	-	-
Exercised	-	-
Expired	(385,000)	-
Number of warrants outstanding as of December 31, 2013	-

F - 38

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

24.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $512 in Enping City, Guangdong Province, PRC, its lease expiring on March 31, 2014; (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, PRC for a monthly rent of $11,838, its lease expiring on July 8, 2014; and (iii) 1,555 square feet each for two staff quarters in Linli District, Hunan Province, PRC for a monthly rent of $159, their leases expiring on January 23, 2013 and May 1, 2014.

Lease expense was $150,104 and $155,119 for the years ended December 31, 2013 and 2012, respectively.

The future minimum lease payments as of December 31, 2013, are as follows:

$

Year ended December 31,2014	85,038
Thereafter	-
85,038

25.	BUSINESS COMBINATION

Business combination of JFD

The following table summarizes our unaudited consolidated results of operations for the years ended December 31, 2012 and 2011, as well as unaudited consolidated results of operations as though the JFD and JHMC acquisitions had occurred on January 1, 2011.

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

F - 39

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

25.	BUSINESS COMBINATION (CONTINUED)

Business combination of JFD(Continued)

The following table summarizes our unaudited consolidated results of operations for the years ended December 31, 2012 and 2011, as well as unaudited consolidated results of operations as though the JFD and JHMC acquisitions had occurred on January 1, 2011.

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
$1,288,865

F - 40

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

25.	BUSINESS COMBINATION (CONTINUED)

Business combination of JFD (Continued)

The following table summarizes our unaudited consolidated results of operations for the years ended December 31, 2012 and 2011, as well as unaudited consolidated results of operations as though the JFD and JHMC acquisitions had occurred on January 1, 2011.

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

The Company allocated the purchase price based on the fair value of the assets acquired as of September 30, 2012.

Net assets at fair value acquired:
Property and equipment	$512,450
Construction in progress	4,177,007
Inventory	671,429
5,360,886
Less: Non - controlling interest	(1,340,221)
$4,020,665

Satisfied by
Purchase consideration	$4,020,665

The following table summarizes our unaudited consolidated results of operations for the years ended December 31, 2012 and 2011, as well as unaudited consolidated results of operations as though the JFD and JHMC acquisitions had occurred on January 1, 2011.

F - 41

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2012		2011
	As reported	Pro Forma	As reported	Pro Forma

Revenue	$138,612,639	$128,725,067	$51,879,903	$47,718,758
Net income from continuing operations	$57,545,832	$50,655,603	$15,691,032	$14,041,347
Net income from discontinued operations	$-	$-	$10,203,951	$10,203,951
Total net income from continuing and discontinued operations	$57,545,832	$50,655,603	$25,894,983	$24,245,298
From continuing and discontinued operations Earning per share
Basic	$0.70	$0.68	$0.43	$0.40
Diluted	$0.63	$0.55	$0.39	$0.36
From continuing operations Earning per share
Basic	$0.70	$0.68	$0.26	$0.23
Diluted	$0.63	$0.55	$0.23	$0.21
From discontinued operations Earning per share
Basic	$-	$-	$0.17	$0.17
Diluted	$-	$-	$0..16	$0.15

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

F - 42

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	BONDS PAYABLE

On July 1, 2013 , the Company offered a maximum of $21,000,000 of units (“Units”) for an aggregate of 840 Units; each Unit consisting of a $25,000 principal amount promissory note made by the Subscription Agreement and Confidential Private Placement Memorandum with maturity date two years from the Initial Closing Date of the Offering September 30, 2013. The interest rate of 5% is paid annually. Commission, issue cost and discounts are amortized over 2 years from October 1, 2013.

On the same date, the Company issued 806,000 shares of common stock to a company to provide consulting services for the benefit of the Company.

Term of the bonds are as follows:

Issue size:	$16,800,000
Number of units offered:	840 units
Number of units issued:	69 units
Principal value per unit:	$25,000 per unit
Net payable value /bond:	$20,000 per unit
Discounted value/bond:	$5,000 paid to bond holder
Maturity date:	2 years (September 30, 2015)
Participating interest:	5% per annum
Effective yield:	11.80% per annum

	2013	2012

5% Participating zeron coupon bonds repayable on September 30, 2015	$1,725,000	$-

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $100,000 for the year ended December 31, 2013. As of December 31, 2013, the deferred compensation balance was $300,000 and the deferred compensation balance of $300,000 was to be amortized over 18 months beginning on January 1, 2014.

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

The Company calculated stock based compensation of $2,501,457 and recognized $2,229,657 for the year ended December 31, 2012. As of December 31, 2012, the deferred compensation balance was $271,800 and this balance of $271,800 was to be amortized over 9 months beginning on January 1, 2013.

On July 2, 2013, the Company issued employees a total of 297,209 shares of common stock valued at fair value of range from $0.45 per share for services rendered to the Company. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.45 per share.

The Company calculated stock based compensation of $405,544, and recognized $305,236 for the year ended December 31, 2013. As of December 31, 2013, the deferred compensation balance was $100,308 and the deferred compensation balance of $100,308 was to be amortized over 9 months beginning on January 1, 2014.

F - 43

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	CONTINGENCIES

As of December 31, 2013 and 2012, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or cash flows.

29.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $1,318,947 and $1,666,386 has been credited to consolidated statements of income as other income for the years ended December 31, 2013 and 2012, respectively.

30.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended December 31, 2013 and 2012, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $1,793,768 and $3,345,803 as of December 31, 2013 and 2012, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

F - 44

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive. The numerators and denominators used in the computations of basic and dilutive earnings per share are presented in the following table:

	2013	2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$74,206,529	$57,545,832
Basic earnings per share	$0.62	$0.70

Basic weighted average shares outstanding	119,730,338	82,016,910

	2013	2012

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$74,206,529	$57,545,832
Diluted earnings per share	$0.58	$0.63

Basic weighted average shares outstanding	119,730,338	82,016,910
Add: weight average Series B Convertible preferred shares outstanding	7,706,849	10,000,000
Diluted weighted average shares outstanding	127,437,187	92,016,910

For the years ended December 31, 2013 and 2012, 0 and 385,000 warrants, respectively were not included in the diluted earnings per share because shares issued in respect of the share warrants exercised was from Chinese shareholders as mentioned in note 23.

F - 45

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32.	RESTATEMENT OF CONSOLIDATED STATEMENT OF CASH FLOW

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012 (EXTRACT)

	2012	Adjustments		2012
	(As reported)			(Restated)

Cash flows from operating activities
Net income	$63,252,540			$63,252,540
Adjustments to reconcile net income (loss) from continuing operations to net cash from operations:
Depreciation	443,361			443,361
Amortization	1,934,909			1,934,909
Gain on extinguishment of debts	(1,666,386)			(1,666,386)
Common stock issued for services	2,229,657			2,229,657
Other amortized costs	-			-
Changes in operating assets and liabilities:
Decrease/(increase) in inventories	(10,037,494)			(10,037,494)
Increase in deposits and prepaid expenses (excluding temporary deposits paid to entities for investments in future Sino Joint Venture companies	(34,307,276)	6,030,785	*	(28,276,491)
(Decrease)/increase in due to a director	12,239,470			12,239,470
Increase in accounts payable and accrued expenses	3,330,443			3,330,443
Increase in other payables	1,482,417			1,482,417
Increase in accounts receivable	(18,142,198)			(18,142,198)
Decrease/(increase) in cost and estimated earnings in excess of billings on uncompleted contacts	(1,880,776)			(1,880,776)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	827,965			827,965
Decrease in amount due to related parties	(867,413)			(867,413)
Decrease in amount due from related parties	15,820,752			15,820,752
Decrease in other receivables	3,734,623			3,734,623
Net cash provided by operating activities	38,394,594			44,425,379
Cash flows from investing activities
Purchases of property and equipment	(10,756,744)			(10,756,744)
Payment for construction in progress
Payment for investment in future Sino Joint Venture companies (included in deposits and prepaid expenses	-	(6,030,785	)*	(6,030,785)
Acquisition of proprietary technology	(1,500,000)			(1,500,000)
Net cash outflow from business combination of a subsidiaries less cash acquired	(6,893,349)			(6,893,349)
Payment for construction in progress	(19,185,878)			(19,185,878)
Net cash used in investing activities	(38,335,971)			(44,366,756)
Cash flows from financing activities
Proceeds from long term debt	175,006			175,006
Proceeds from short term debt	3,181,927			3,181,927
Non-controlling interest contribution	3,634,064			3,634,064
Repayment of short term debt	-			-
Proceeds from bond payable	-			-
Dividends paid	(134,631)			(134,631)
Net cash provided by financing activities	6,856,366			6,856,366
Effects on exchange rate changes on cash	121,368			121,368
(Decrease)/increase in cash and cash equivalents	7,036,357			7,036,357
Cash and cash equivalents, beginning of year	1,387,908			1,387,908
Cash and cash equivalents, end of year	$8,424,265			$8,424,265

* Note: These adjustments are to classify movement of temporary deposits paid to entities for equity investment in future Sino Joint Venture companies included in deposits and prepaid expenses as cash flows used in investing activities.

F - 46