Form 10-Q
period 2014-03-31
Sino Agro Food, Inc.
filed 2014-05-15
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Copies to:

Sichenzia Ross Friedman Ference LLP

61 Broadway, 32nd Floor

New York, NY10006

Attn: Marc Ross, Esq.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2014, there were 157,028,043 shares of our common stock issued and outstanding.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$18,766,877	$1,327,274
Inventories	19,741,726	8,148,203
Cost and estimated earnings in excess of billings on uncompleted contracts	667,824	663,296
Deposits and prepaid expenses	85,717,775	92,401,416
Accounts receivable, net of allowance for doubtful accounts	92,757,959	82,057,942
Other receivables	6,524,344	3,782,771
Total current assets	224,176,505	188,380,902
Property and equipment
Property and equipment, net of accumulated depreciation	48,644,599	46,487,058
Construction in progress	62,068,608	59,134,732
Land use rights, net of accumulated amortization	59,739,064	60,705,829
Total property and equipment	170,452,271	166,327,619
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	11,891,060	12,081,470
Licenses	-	-
Total other assets	12,616,000	12,806,410
Total assets	$407,244,776	$367,514,931
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,643,043	$11,055,194
Billings in excess of costs and estimated earnings on uncompleted contracts	3,623,009	3,146,956
Due to a director	901,353	1,793,768
Dividends payable	3,146,987	3,146,987
Other payables	9,716,967	10,768,786
Short term bank loan	4,063,653	4,100,377
	40,095,012	34,012,068
Non-current liabilities
Bonds payable	1,725,000	1,725,000
Long term debts	2,616,992	180,417
	4,341,992	1,905,417
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 7,000,100 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)
Series A preferred stock: $0.001 par value	-	-
(100 shares designated, 100 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)
Series B convertible preferred stock: $0.001 par value	7,000	7,000
(10,000,000 shares designated, 7,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)
Series F Non-convertible preferred stock: $0.001 par value
(1,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	-	-
Common stock: $0.001 par value	149,512	137,602
(170,000,000 shares authorized, 149,512,042 and 137,602,043 shares issued and oustanding as of March 31, 2014 and December 31, 2013, respectively)
Additional paid - in capital	114,002,608	108,038,413
Retained earnings	198,858,756	178,070,837
Accumulated other comprehensive income	5,666,016	6,260,131
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	317,433,892	291,263,983
Non - controlling interest	45,373,880	40,333,463
Total stockholders' equity	362,807,772	331,597,446
Total liabilities and stockholders' equity	$407,244,776	$367,514,931

The accompanying notes are an integral part of these consolidated financial statements.

F - 1

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Revenue
- Sale of goods	$78,272,309	$36,549,354
- Counsulting and service income from development contracts	12,243,202	18,461,623
- Commission income	412,278	96,774
	90,927,789	55,107,751
Cost of goods sold	(55,864,529)	(25,764,646)
Cost of services	(6,503,412)	(7,820,288)
Gross profit	28,559,848	21,522,817
General and administrative expenses	(2,668,394)	(2,205,388)
Net income from operations	25,891,454	19,317,429
Other income (expenses)
Government grant	113,232	79,759
Other income	3,258	18,189
Gain of extinguishment of debts	43,020	552,988
Interest epense	(109,107)	(57,052)
Net income (expenses)	50,403	593,884
Net income before income taxes	25,941,857	19,911,313
Provision for income taxes	-	-
Net income	25,941,857	19,911,313
Less: Net (income) loss attributable to the non - controlling interest	(5,153,938)	(3,532,541)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	20,787,919	16,378,772
Other comprehensive (loss) income
Foreign currency translation (loss)	(707,636)	(291,868)
Comprehensive income	20,080,283	16,086,904
Less: other comprehensive loss (income) attributable to
the non - controlling interest	113,521	51,782
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	$20,193,804	$16,138,686
Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	$0.15	$0.16
Diluted	$0.14	$0.14
Weighted average number of shares outstanding:
Basic	142,658,210	105,385,902
Diluted	149,658,210	115,252,569

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net income for the period	$25,941,857	$19,911,313
Adjustments to reconcile net income for the period to net cash from operations:
Depreciation	534,803	307,075
Amortization	509,080	337,867
Common stock issued for services	33,436	90,600
Gain on extinguishment of debts	(43,020)	(552,988)
Other amortized cost	50,000	-
Changes in operating assets and liabilities:
(Increase)/decrease in inventories	(11,593,523)	61,990
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	(4,528)	(562,558)
Decrease (increase) in deposits and prepaid expenses	6,600,205	(4,617,840)
Decrease in due to a director	(892,415)	(1,341,525)
Increase in accounts payable and accrued expenses	7,587,849	1,562,679
Increase in other payables	4,967,306	8,531,754
Increase in accounts receivable	(10,700,017)	(18,511,975)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	476,053	(691,058)
Increase in other receivables	(2,741,573)	(267,960)
Net cash provided by operating activities	20,725,513	4,257,374
Cash flows from investing activities
Purchases of property and equipment	(907,666)	(126,182)
Payment for construction in progress	(5,248,183)	(512,010)
Net cash used in investing activities	(6,155,849)	(638,192)
Cash flows from financing activities
Proceeds from long term debts	2,438,192	-
Dividends paid	-	(951,308)
Net cash provided by (used in) financing activities	2,438,192	(951,308)
Effects on exchange rate changes on cash	431,747	(274,217)
Increase in cash and cash equivalents	17,439,603	2,393,657
Cash and cash equivalents, beginning of period	1,327,274	8,424,265
Cash and cash equivalents, end of period	18,766,877	10,817,922
Supplementary disclosures of cash flow information:
Cash paid for interest	$109,107	$57,052
Cash paid for income taxes	-	-
Non - cash transactions
Common stock issued for settlement of debts	$5,964,195	$5,115,041
Series B convertible preferred stock cancelled	-	$(3,000)
Transfer construction in progress to property and equipment	$1,784,678	-

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (the “P.R.C.”):

(a)	Hang Yu Tai Investment Limited (“HYT”), a company incorporated in Macau, the owner of a 78% equity interest in ZhongXingNongMu Ltd (“ZX”), a company incorporated in the PRC;

(b)	Tri-way Industries Limited (“TRW”), a company incorporated in Hong Kong;

(c)

Macau Eiji Company Limited (“MEIJI”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a P.R.C. corporate Sino-Foreign joint venture.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foreign joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), a company incorporated in the P.R.C. with MEIJI owning a 75% interest and HST owning a 25% interest and MEIJI withdrew its 25% equity interest in HST.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“PMH”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”), incorporated in the PRC, of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

•	Qinghai Province Sanjiang Group Company Limited (English translation) (“Qinghai Sanjiang”), a company owned by the P.R.C. with major business activities in the agriculture industry; and

•	Guangzhou City Garwor Company Limited (English translation) (“Garwor”), a private limited company incorporated in the P.R.C., specializing in sales and marketing.

SJAP is engaged in the business of manufacturing bio-organic fertilizer, livestock feed and development of other agriculture projects in the County of Huangyuan, in the vicinity of the Xining City, Qinghai Province, P.R.C.

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), which was formed in Macau. APWAM then acquired PMH’s 45% equity interest in SJAP. By virtue of the acquisition, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the P.R.C. approved the sale and transfer. As a result, APWAM owned 45% of SJAP and Garwor owned the remaining 55%. This remains the case as of the date of this report (the “Report”).

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

F - 4

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to March 31, 2014, MEIJI further invested in JHMC of $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. Up to March 31, 2014, MEIJI and SJAP total investment in HSA were  $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“SAFS”). Up to March 31, 2014, the Company’s total investment in SAFS was $77,664.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

F - 5

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31.2013: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2013: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2013: 100%) indirectly	Dormant

Sino Agro Food Sweden ("SAFS")	Sweden	100% (12.31.2013: 100%) directly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, P.R.C.	100% (12.31.2013: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Meiji Limited ("MEIJI")	Macau, P.R.C.	100% (12.31.2013: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, P.R.C.	100% (12.31.2013: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	P.R.C.	75% (12.31.2013: 75%) indirectly	Hylocereus Undatus Plantation ("HU Plantation").

Jiang Men City A Power Fishery Development Co., Limited ("JFD")	P.R.C.	75% (12.31.2013: 75%) indirectly	Fish cultivation
Jiang Men City Hang Mei Cattle Farm Development Co., Limited ("JHMC")	P.R.C.	75% (12.31.2013: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	P.R.C.	26% directly and 50% indirectly (12.31.2013: 26% directly and 50% indirectly)	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2013: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Enping City Bi Tao A Power Prawn Culture Development Co., Limited ("EBAPCD") (pending approval)	P.R.C.	25% (12.31.2013: 25% indirectly)	Prawn cultivation

F - 6

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended March 31, 2014 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the three months ended March 31, 2014 results are for the three months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.8	REVENUE RECOGNITION (CONTINUED)

The Company does not provide warranties to customers on a basis customary to the industry, however, customers can claim warranty directly from product manufacturers for defects in equipment or products. Historically, the Company has experienced no warranty claims.

The Company provides various management services to its customers  in the P.R.C. based on a negotiated fixed-price contract. The clients usually pay the fees when the services contract is signed and services are rendered. The Company recognizes these services-based revenues from contracts when (i) management services are rendered; (ii) clients recognize the completion of services; and (iii) collectability is reasonably assured. Fees received in advance are recorded as deferred revenue under current liabilities.

2.9	COST OF GOODS SOLD AND COST OF SERVICES

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies. Cost of services consists primarily direct cost and indirect cost incurred to date for development contracts and provision for anticipated losses for development contracts.

2.10	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $12,254 and $3,765 for the three months ended March 31, 2014 and 2013, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $262 and $542 for the three months ended March 31, 2014 and 2013, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $5,666,016 as of March 31, 2014 and $6,260,131as of December 31, 2013. The balance sheet amounts with the exception of equity as of March 31, 2014 and December 31, 2013 and 2012 were translated using an exchange rate of RMB 6.15 to $1.00 and RMB 6.10to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the three months ended March 31, 2014 and 2013 were RMB 6.12 to $1.00 and RMB 6.28to $1.00, respectively.

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

F - 9

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.14	ACCOUNTS RECEIVABLE

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of March 31, 2014 and December 31, 2013 are $0.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

The cost of sleep cod breeding technology license is capitalized as proprietary technologies when technological feasibility has been established. Cost of granting sleep cod breeding technology license is amortized using the straight-line method over its estimated life of 25 years.

The bacterial cellulose technology license and related trademark are capitalized as proprietary technologies when technological feasibility has been established. Cost of license and related trade mark is amortized using the straight-line method over its estimated life of 20 years.

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

Land use rights represent acquisition of rights to agricultural land from farmers and are amortized on the straight-line basis over their respective lease periods. The lease period of agricultural land is in the range from 10 to 60 years. Land use rights purchase prices were determined in accordance with the P.R.C. Government’s minimum lease payments on agricultural land and mutually agreed to terms between the Company and the vendors.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

The Company's operations are carried out in the P.R.C. Accordingly, the political, economic and legal environment in the P.R.C. may influence the Company’s business, financial condition and results of operations by the general state of the P.R.C.'s economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

2.26	CONCENTRATION OF CREDIT RISK

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of March 31, 2014 and December 31, 2013 amounted to $18,739,054 and $1,256,440 respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the periods indicated:

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013

Customer A	29.54%	12.14%
Customer B	15.60%	10.31%
Customer C	10.31%	-
Customer D	9.88%	26.39%
Customer E	5.12%	-
Customer F	-	11.27%
Customer G	-	9.58%
	70.45%	69.69%

F - 13

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.26	CONCENTRATION OF CREDIT RISK (CONTINUED)

		Percent of
	Segment	revenue	Amount
Customer A	Fishery Development and Corporate and others Divisions	29.54%	$26,861,820
Customer B	Organic Fertilizer and Bread Grass Division	15.60%	$14,180,317
Customer C	Fishery Development Division	10.31%	$9,375,678

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March 31, 2014	December 31, 2013

Customer A	15.29%	8.27%
Customer B	14.03%	12.86%
Customer C	9.63%	8.69%
Customer D	8.41%	10.23%
Customer E	7.31%	8.36%
	54.67%	48.41%

As of March 31, 2014, amounts due from customers A and B are $14,180,317 and $13,012,614, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2014 and December 31, 2013, the Company determined no impairment losses were necessary.

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

For the three months ended March 31, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.15 and $0.16, respectively. For the three months ended March 31, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.14 and $0.14, respectively.

F - 14

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	ACCUMULATED OTHER COMPREHENSIVE INCOME

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

P.R.C. state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution made by the employer.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2014 or December 31, 2013, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2014 or 2013.

F - 15

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.33	NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

F - 16

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in consolidated financial statements. The Company operates in five principal reportable segments: Fishery Development Division, and HU Plantation Division and Organic Fertilizer and Bread Grass Division, Cattle Development Division and Corporate and others. No geographic information is required as all revenue and assets are located in the P.R.C.

	Three months ended March 31, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$43,764,265	$760,052	$28,975,083	$7,544,591	$9,883,798	$90,927,789

Net income (loss)	$10,310,638	$(25,268)	$10,018,030	$266,194	$218,325	$20,787,919

Total assets	$105,593,997	$49,175,247	$186,106,742	$47,176,963	$19,191,827	$407,244,776

	Three months ended March 31, 2013 (Restated)
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$26,039,669	$-	$14,877,899	$8,362,557	$5,827,626	$55,107,751

Net income (loss)	$8,953,122	$(241,138)	$3,663,262	$2,440,604	$1,562,922	$16,378,772

Total assets	$69,338,382	$38,569,045	$110,065,212	$36,472,976	$14,848,014	$269,293,629

Note

(1)	Operated by Capital Award, Inc. (“CA”). and Jiangmen City A Power Fishery Development Co., Limited (“JFD”).
(2)	Operated by Jiangmen City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).
(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”) and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).
(4)	Operated by Jiangmen City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Meiji Limited (“MEIJI”).
(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

F - 17

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:

	Three months ended March 31, 2014
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$31,108,785	$-	$-	$-	$-	$31,108,785
Jiang Men City Heng Sheng Tai Agriculture
Development Co., Limited ("JHST")	-	760,052	-	-	-	$760,052
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	4,822,180		-	$4,822,180
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	24,152,903		-	$24,152,903
Macau Eiji Company Limited ("MEIJI")	-	-	-	7,544,591	-	$7,544,591
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	9,883,798	$9,883,798
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	12,243,202	-	-	-	-	$12,243,202
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	-	-
Commission and management fee
Capital Award, Inc. ("CA")	412,278	-	-	-	-	412,278
	$43,764,265	$760,052	$28,975,083	$7,544,591	$9,883,798	$90,927,789

F - 18

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):

	Three months ended March 31, 2013 (Restated)
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$14,730,343	$-	$-	$-	$-	$14,730,343
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	-	-	-	-	-
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	2,126,304		-	$2,126,304
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	12,751,595		-	$12,751,595
Macau Eiji Company Limited ("MEIJI")	-	-	-	3,080,876	-	$3,080,876
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	3,860,236	3,860,236
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	11,212,552	-	-	-	-	$11,212,552
Macau Eiji Company Limited ("MEIJI")	-	-	-	5,281,681	-	$5,281,681
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	1,967,390	1,967,390
Commission and management fee					-
Capital Award, Inc. ("CA")	96,774	-	-	-	-	96,774
	$26,039,669	$-	$14,877,899	$8,362,557	$5,827,626	$55,107,751

F - 19

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	Three months ended March 31, 2014
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$21,545,566	$-	$-	$-	$-	$21,545,566
Jiang Men City Heng Sheng Tai Agriculture	-	245,178	-	-	-	245,178
Development Co., Limited ("JHST")
Hunan Shenghua A Power	-	-	2,727,978		-	2,727,978
Agriculture Co., Limited ("HSA")
Qinghai Sanjiang A Power	-	-	15,529,206		-	15,529,206
Agriculture Co., Limited ("SJAP")
Macau Eiji Company Limited ("MEIJI")	-	-	-	7,220,836	-	7,220,836
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	8,595,765	8,595,765
	$21,545,566	$245,178	$18,257,184	$7,220,836	$8,595,765	$55,864,529

	Three months ended March 31, 2014
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total

COST OF SERVICES
Name of entity
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	$6,503,412	$-	$-	$-	$-	$6,503,412
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	-	-
	$6,503,412	$-	$-	$-	$-	$6,503,412

F - 20

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	Three months ended March 31, 2013 (Restated)
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$12,386,189	$-	$-	$-	$-	$12,386,189
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	-	-	-	-	-
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	1,307,071		-	1,307,071
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	6,565,462		-	6,565,462
Macau Eiji Company Limited ("MEIJI")	-	-	-	1,733,588	-	1,733,588
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	3,772,336	3,772,336
	$12,386,189	$-	$7,872,533	$1,733,588	$3,772,336	$25,764,646

	Three months ended March 31, 2013 (Restated)
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total

COST OF SERVICES
Name of entity
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	$3,408,096	$-	$-	$-	$-	$3,408,096
Macau Eiji Company Limited ("MEIJI")	-	-	-	3,864,451	-	3,864,451
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	547,741	547,741
	$3,408,096	$-	$-	$3,864,451	$547,741	$7,820,288

F - 21

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

The Company failed to file US tax returns for the years ended December 31, 2007 through December 31, 2013 in compliance with US Treasury Internal Revenue Service Code. The Company has reviewed its tax position with the assistance of US tax professional and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has engaged a US tax professional to assist the Company to file these income tax returns.

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

No EIT has been provided in the financial statements since SIAF, CA, JHST, JHMC, JFD, HSA and SJAP are exempt from EIT for the three months ended March 31, 2014 and 2013 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the three months ended March 31, 2014 and 2013.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements since APWAM and MEIJI did not earn any assessable profits for the three months ended March 31, 2014 and 2013.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements since SAFS incurred a tax loss for the three months ended March 31, 2014.

No deferred tax assets and liabilities are of March 31, 2014 and December 31, 2013 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

F - 22

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

4.	INCOME TAXES (CONTINUED)

Provision for income taxes is as follows:

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013

SIAF	$-	$-
SAFS	-	-
TRW	-	-
MEIJI and APWAM	-	-
JHST, JFD, JHMC, SJAP and HSA	-	-
	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three months ended March 31, 2014 and 2013. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

5.	CASH AND CASH EQUIVALENTS

	March 31, 2014	December 31, 2013

Cash and bank balances	$18,766,877	$1,327,274

6.	INVENTORIES

As of March 31, 2014, inventories are as follows:

	March 31, 2014	December 31, 2013

Sleepy cods, prawns, eels and marble goble	$8,126,961	$1,761,111
Bread grass	374,773	580,955
Beef cattle	6,481,807	1,951,962
Organic fertilizer	1,274,820	895,670
Forage for cattle and consumable	1,364,624	684,979
Raw materials for bread grass and organic fertilizer	1,418,165	855,493
Immature seeds	700,576	698,704
Harvested HU plantation	-	719,329
	$19,741,726	$8,148,203

F - 23

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

7.	DEPOSITS AND PREPAID EXPENSES

	March 31, 2014	December 31, 2013

Deposits for
- purchases of equipment	$435,251	$4,886,048
- acquisition of land use rights	7,826,508	7,826,508
- inventories purchases and miscellaneous	1,213,855	9,771,383
- aquaculture contract	11,166,667	-
- building materials	877,598	1,281,935
- proprietary technologies	-	4,404,210
- construction in progress	23,021,316	23,021,316
Shares issued for employee compensation and overseas professional fee	66,872	100,308
Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies	41,109,708	41,109,708
	$85,717,775	$92,401,416

The Company made temporary deposits paid to entities for investments in future Sino Joint Venture companies for equity investments in future development of a trade and seafood centers, fish, prawn and cattle farms.

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2014 and December 31, 2013. Bad debts written off for the three months ended March 31, 2014 and 2013 are $0.

Aging analysis of accounts receivable is as follows:

	March 31, 2014	December 31, 2013

0 - 30 days	$35,754,365	$20,864,404
31 - 90 days	34,333,881	28,960,582
91 - 120 days	9,323,424	23,941,294
over 120 days and less than 1 year	13,346,289	8,291,662
over 1 year	-	-
	$92,757,959	$82,057,942

F - 24

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

9.	OTHER RECEIVABLES

	March 31, 2014	December 31, 2013

Advanced to employees	$44,928	$109,278
Advanced to suppliers	3,479,416	3,673,493
Advanced to a customer	3,000,000	-
	$6,524,344	$3,782,771

  Loan to a customer is unsecured, interest free and repayable within two years.

10.	PLANT AND EQUIPMENT

	March 31, 2014	December 31, 2013

Plant and machinery	$5,267,349	$5,263,933
Structure and leasehold improvements	38,012,265	36,308,860
Mature seeds and herbage cultivation	7,278,449	6,294,372
Furniture and equipment	393,054	391,608
Motor vehicles	765,858	765,858
	51,716,975	49,024,631

Less: Accumulated depreciation	(3,072,376)	(2,537,573)
Net carrying amount	$48,644,599	$46,487,058

Depreciation expense was $534,803 and $307,075 for the three months ended March 31, 2014 and 2013, respectively.

11.	CONSTRUCTION IN PROGRESS

	March 31, 2014	December 31, 2013

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$23,739,524	$22,761,164
- Organic fertilizer and bread grass production plant and office building	7,274,004	8,600,187
- Rangeland for beef cattle and office building	31,055,080	26,054,582
- Fish pond	-	1,718,799
	$62,068,608	$59,134,732

12.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the PRC. Instead, the Company has leased six lots of land. The cost of the first lot of land use rights acquired in 2007 in Guangdong Province was $6,408,289 and consists of 180.23 acres with the lease expiring in 2067. The cost of the second lot of land use rights acquired in 2008 in Guangdong Province was $764,128, which consists of 31.84 acres with the lease expiring in 2068. The cost of the third lot of land use rights acquired in 2011 was $12,040,571, which consists of 93.64 acres in Guangdong Province, with the lease expiring in 2037. The cost of the fourth lot of land use rights acquired in 2011 was $35,405,750 which consisted of 287.21 acres in the Hunan Province, PRC and the leases expire in 2051, 2054 and 2071. The cost of the fifth lot of land use rights acquired in 2012 was $528,240 which consisted of 21.09 acres in Qinghai Province, PRC and the lease expires in 2051. The cost of the sixth lot of land use rights acquired in 2013 was $489,904 which consisted of 6.27 acres in Guangdong Province, the PRC and the lease expires in 2023.

	March 31, 2014	December 31, 2013

Cost	$64,588,374	$65,192,615

Less: Accumulated amortization	(4,849,310)	(4,486,786)

Net carrying amount	$59,739,064	$60,705,829

	Expiry date	Location	Amount
Balance @1.1.2013			$58,630,950
Additons:
2013	2023	Enping city, Guangdong Province, the P.R.C.	489,904
2013		Land improvement cost incurred	3,914,275
Exchange difference			2,157,486
Balance @12.31.2013			$65,192,615
Exchange difference			(604,241)
Balance @3.31.2014			$64,588,374

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights was $362,524 and $228,660for the three months ended March 31, 2014 and 2013, respectively.

F - 25

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

13.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On March 6, 2012, MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattle for $1,500,000. On October 1, 2013, SIAF was granted a license to exploit sleep cod breeding technology license for to grow out sleep cod for $2,270,968 for 50 years. SJAP booked bacterial cellulose technology license and related trademark for $2,119,075 and amortized expenditures for 25 years starting from January 1, 2014.

	March 31, 2014	December 31, 2013

Cost	$13,852,314	$13,896,168
Less: Accumulated amortization	(1,961,254)	(1,814,698)
Net carrying amount	$11,891,060	$12,081,470

Amortization of proprietary technologies was $146,556 and $109,207 for the three months ended March 31, 2014 and 2013, respectively. No impairment of proprietary technologies has been identified for the three months ended March 31, 2014 and 2013.

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

	March 31, 2014	December 31, 2013

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

15.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the PRC. Up to March 31, 2014, the Company invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

F - 26

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

15.	VARIABLE INTEREST ENTITY (CONTINUED)

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On March 31, 2014, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

The reasons for the changes are as follows:

•	Originally, the board of directors of SJAP consisted of 7 members; 3 appointees from Qinghai Sanjiang (one stockholder), 1 from Garwor (one stockholder), and 3 from the Company, such that the Company did not have majority interest represented on the board of directors of SJAP.

•	On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the P.R.C. approved the sale and transfer.

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

Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with the condition that the Company was required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008. This license allows the Company to develop service, manage and supply A Power Technology Farms in the P.R.C. using the A Power Technology, but subject to a condition that the Company is required to pay a license fee to Infinity once the Company has sold the license to its customer. Under the said license, the Company has the right to authorize developers and/or joint venture partners to develop A Power Technology Farms in the P.R.C. Infinity is a company incorporated in Australia. An impairment loss made for the three months ended March 31, 2014 and 2013 are $0 and allowance for accumulated impairment losses has been recorded as of March 31, 2014 and December 31, 2013 are $1.

17.	OTHER PAYABLES

	March 31, 2014	December 31, 2013

Due to third parties	$4,310,472	$4,715,543
Promissory notes issued to third parties	3,000,000	3,625,000
Due to local government	2,406,495	2,428,243
	$9,716,967	$10,768,786

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

F - 27

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

18.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contract

	March 31, 2014	December 31, 2013

Costs	$4,093,341	$3,527,975
Estimated earnings	9,082,375	8,538,930
Less: Billings	(12,507,892)	(11,403,609)
Costs and estimated earnings in excess of billings on uncompleted contract	$667,824	$663,296

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	March 31, 2014	December 31, 2013

Billings	$20,017,345	$8,406,900
Less: Costs	(2,805,900)	(2,179,410)
Estimated earnings	(13,588,436)	(3,080,534)
Billing in excess of costs and estimated earnings on uncompleted contract	$3,623,009	$3,146,956

(iii)	Overall

	March 31, 2014	December 31, 2013

Billings	$32,525,237	$19,810,509
Less: Costs	(6,899,241)	(5,707,385)
Estimated earnings	(22,670,811)	(11,619,464)
Billing in excess of costs and estimated earnings on uncompleted contract	$2,955,185	$2,483,660

19.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

	Interest rate	Term	March 31, 2014		December 31, 2013

Agricultural Development Bank of China	6%	August 30, 2013 - August 29, 2014 (August 30, 2012 - August 29, 2013)
Huangyuan County Branch,
Xining , Qinghai Province,
the P.R.C.			$4,063,653	^*	$4,100,377	^*

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $507,289(12.31.2013: $515,026).

F - 28

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

19.	BORROWINGS (CONTINUED)

Long term debts

Name of lender	Interest rate	Term	March 31, 2014		December 31, 2013

Gan Guo Village Committee	12.22%	June 2012 - June 2017
Bo Huang Town
Huangyuan County,
Xining City,
Qinghai Province, the P.R.C.			$178,800		$180,417

Agricultural Development Bank of China	6.40%	January 3, 2014 - December 17, 2008
Huangyuan County Branch,
Xining , Qinghai Province, the P.R.C.			$2,438,192	^*#	-
			$2,616,992		$180,417

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $507,289 (12.31.2013: $515,026).
#	repayable $325,092, $650,184, $650,184 and $812,732 in 2015, 2016, 2017 and 2018, respectively.

20.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of March 31, 2014 and December 31, 2013 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as at that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.

F - 29

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

20.	SHAREHOLDERS’ EQUITY (CONTINUED)

The Series B convertible preferred stock:

On March 22, 2010, the Company designated 7,000,000 shares of Series B convertible preferred stock at a par value per share of $0.001. The Series B convertible preferred stock is redeemable, the stockholders are not entitled to receive any dividend and voting rights but rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were surrendered for cancellation and the Company issued 7,000,000 shares of Series B convertible preferred stock at $1.00 per share. Pursuant to share exchange agreement made as of December 22, 2012, between the Company and a stockholder, Capital Adventure Inc., a holder of 3,000,000 shares of common shares, with the consent of Board of Directors, to exchange for 3,000,000 shares of Series B convertible preferred stock on one-for-one basis. As of December 23, 2012, 3,000,000 shares of Series B convertible preferred stock were issued to Capital Adventure Inc., for the exchange of its holding of 3,000,000 shares of common stocks. As of December 31, 2012, 3,000,000 shares of common stocks were still not returned to the Company. On March 27, 2013, 3,000,000 shares of Series B convertible preferred stock were cancelled.

There were 7,000,000 shares of Series B convertible preferred stock issued and outstanding as of March 31 , 2014 and December 31, 2013, respectively.

The Series F Non-Convertible preferred stock:

On August 1, 2012, the Company designated 1,000,000 shares of Series F Non-Convertible Preferred Stock with a par value per share of $0.001.

The Series F Non-Convertible Preferred Stock:

(i)	is not redeemable;

(ii)	except for (iv), with respect to dividend rights, rights on liquidation, winding up and dissolution, rank junior and subordinate to (a) all classes of Common Stock,(b) all other classes of Preferred Stock and (c) any class or series of capital securities of the Company.

(iii)	except for (iv), shall not entitled to receive any dividend; and

(iv)	on May 30, 2014, the holders of record of shares of Series F Non-Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share for every 100 shares of Common Stock. Upon redemption, the Record Holder shall no longer own any shares of Series F that have been redeemed, and all such redeemed shares shall disappear and no longer exist on the books and records of the Company; redeemed shares of Series F which no longer exist upon redemption shall thereafter be counted toward the authorized but unissued “blank check” preferred stock of the Company.

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non - Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. During the year ended December 31, 2012 , the transfer agent of the Company recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. On October 1, 2012, the Company did not issue physical shares but only issued coupons to notify respective shareholders on that date. These F shares of 924,180 shares, were based on numbers of shares of Common Stock as of September 28, 2012 of 91,931,287 shares, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with decimal number of shares being rounded up to one.

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of March 31, 2014 and December 31, 2013 are 0 shares.

F - 30

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

20.	SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock:

On December 5, 2012, the Company obtained shareholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, par value $0.001 per share, from 100,000,000 to 130,000,000. The board of directors believes that the increase in our authorized common stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

On March 28, 2013, the Company filed a prospectus related to a public offering of common stock of the Company for maximum aggregate gross proceeds of $26,250,000 within a period not to exceed 180 days from the date of effectiveness of the registration statement of which this prospectus formed a part. No common stock was offered to the public in respect of this public offering.

On October 4, 2013, the Company obtained shareholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock from 130,000,000 to 170,000,000. The board of directors believes that the increase in our authorized common stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on November 1, 2013.

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

During the three months ended March 31, 2014, the Company issued 11,909,999 shares of common stock for $6,019,125 at values ranging from $0.46 to $0.55 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $43,020 and $552,988 has been credited to consolidated statements of income as other income for the three months ended March 31, 2014 and 2013, respectively.

The Company has common stock of 149,512,042 and 137,602,043 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.

21.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $512 in Enping City, Guangdong Province, PRC, its lease expiring on March 31, 2014; (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, PRC for a monthly rent of $11,838, its lease expiring on July 8, 2014; and (iii) 1,555 square feet of staff quarters in Linli District, Hunan Province, PRC for a monthly rent of $159, its lease expiring on May 1, 2014.

Lease expense was $37,527 and $38,002 for the three months ended March 31, 2014 and 2013, respectively. The future minimum lease payments as of March 31, 2014, are as follows:

Year ended December 31,2014	$35,673
Thereafter	-
$35,673

F - 31

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

22.	BONDS PAYABLE

On July 1, 2013 , the Company offered a maximum of$21,000,000 of units (“Units”) for an aggregate of 840 Units; each Unit consisting of a $25,000 principal amount promissory note made by the Subscription Agreement and Confidential Private Placement Memorandum with maturity date two years from the Initial Closing Date of the Offering September 30, 2013. The interest rate of 5% is paid annually. Commissions, issue cost and discounts are amortized over 2 years from October 1, 2013.

On the same date, the Company issued 806,000 shares of common stock to a company to provide consulting services for the benefit of the Company.

Terms of the bonds are as follows:

Issue size:	$16,800,000
Number of units offered:	840 units
Number of units issued:	69 units
Principal value per unit:	$25,000 per unit
Net payable value /bond:	$20,000 per unit
Discounted value/bond:	$5,000 paid to bond holder
Maturity date:	2 years (September 30, 2015)
Participating interest:	5% per annum
Effective yield:	11.80% per annum

	March 31, 2014	December 31, 2013

5% Participating zero coupon bonds
repayable on September 30, 2015	$1,725,000	$1,725,000

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $50,000 and $0 for the three months ended March 31, 2014 and 2013. As of March 31, 2014, the deferred compensation balance was $250,000 and the deferred compensation balance of $250,000 was to be amortized over 15 months beginning on April 1, 2014.

23.	STOCK BASED COMPENSATION

On July 2, 2013, the Company issued employees a total of 297,209 shares of common stock valued at fair value of range from $0.45 per share for services rendered to the Company. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.45 per share.

The Company calculated stock based compensation of $405,544 and $2,501,457, and recognized $33,436 and $90,600 for the three months ended March 31, 2014 and 2013. As of March 31, 2014, the deferred compensation balance was $66,872 and the deferred compensation balance of $66,872 was to be amortized over 6 months beginning on April 1, 2014.

F - 32

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

24.	CONTINGENCIES

As of March 31, 2014 and December 31, 2013, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or cash flows.

25.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $43,020 and $552,988 has been credited to consolidated statements of income as other income for the three months ended March 31, 2014 and 2013, respectively.

26.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended March 31, 2014 and 2013, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $901,353 and $1,793,768 as of March 31, 2014 and December 31, 2013, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

27.	SUBSEQUENT EVENT

On May 5, 2014, the Company requested the Securities and Exchange Commission to issue an order granting the withdrawal of the registration statement related to a public offering of common stock of the Company for maximum aggregate gross proceeds of $26,250,000 filed on March 28, 2013.

F-33

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2014 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

 Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under six (6) business divisions or units on a standalone basis, namely:

1)	Fishery Division;
2)	Plantation Division;
3)	Beef Division;
4)	Cattle Farm Division;
5)	Organic Fertilizer Division; and
6)	Corporate & Others Division

A summary of each business division is described below:

●	Fishery Division refers to the operations of Capital Award Inc. (“CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing , where:

Capital Award generates revenue as being the sole marketing, sales and distribution agent of the fishery farms (covering both of the fish, prawns and eel farms) developed by Capital Award in China as follows:

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

(B). Seafood Sales

Capital Award generates revenue as the sole marketing, sales and distribution agent for the fish and prawn farms developed by Capital Award in China as follows:

(1)   Sales to Sino Foreign Joint Venture Companies (“SFJVC’s”) and sales derived from the SFJVC (currently, only the JFD subsidiary is an SFJVC) are being consolidated into Tri-way Industries Ltd. (Hong Kong) (TRW) as one entity.

(2)   Sales to and sales derived from un-incorporated companies (covering EBAPCD and ZSAPP) are accounted for independently as follows:

CA and EBAPCD: (a). CA purchases prawn fingerling and feed stocks from third party suppliers and resells to EBAPCD at variable small profit margins and (b). CA purchases matured prawns from EBAPCD and sells to third parties (in wholesale markets) at a gross profit margin approximating 15%.

CA and ZSAPP: (a). CA earns commission from the sale of prawn fingerlings that are sold by ZSAPP to third parties, and in this respect ZSAPP produces its own prawn fingerlings as compared to CA purchasing them for EBAPCD, as described above, and (b). CA purchases matured prawns from ZSAPP and sells to third parties (in wholesale markets) at a gross profit margin approximating 15%.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (JHST) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets for a profit margin. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

●	Beef Division refers to the fattening and sale of beef cattle operations of Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”) to wholesale and retail markets. SJAP’s financial statements are consolidated into the financial statements of A Power Agro Agriculture Development (Macau) Ltd. (“APWAM”) as one entity.

●	Cattle Farm Division refers to the operations of Cattle Farm (1) under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (“JHMC”) where cattle is sold live to third party slaughterhouses or slaughtered in slaughterhouse operations. JHMC’s financial statements are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (i.e. Cattle Farm 2) or related projects.

●	Organic Fertilizer Division refers to (i) the operation of SJAP in manufacturing and sales of organic fertile, bulk livestock feed and, concentrated livestock feed and (ii) the operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer. Financial statements of the both companies are being consolidated into APWAM as one entity.

●	Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that not included in the above categories, and not limited to corporate affairs.

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for three months ended March 31, 2014 compared to for three months ended March 31, 2013.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended	Difference	Note
	March 31,2014	March 31,2013
Revenue	90,927,789	55,107,751	35,820,038	1
Consulting, services, commission and management fee	12,655,480	18,558,397	-5,902,917
Sale of goods	78,272,309	36,549,354	41,722,955

Cost of goods sold and services	62,367,941	33,584,934	28,783,007	2
Consulting, services, commission and management fee	6,503,412	7,820,288	-1,316,876
Sale of goods	55,864,529	25,764,646	30,099,883

Gross Profit	28,559,848	21,522,817	7,037,031	3
Consulting, services, commission and management fee	6,152,068	10,738,109	-4,586,041
Sale of goods	22,407,780	10,784,708	11,623,072

Other income -expenses)	50,403	593,884	-543,481
General and administrative expenses	-2,668,394	-2,205,388	-463,006	4
Net income	25,941,857	19,911,313	6,030,544

EBITDA	27,094,847	20,613,307	34,081,789
Depreciation and amortization -D&A)	-1,043,883	-644,942)	-398,941	5

EBIT	26,050,964	19,968,365	6,082,599
Net Interest	-109,107	-57,052	-52,055
Tax	-	-	-
Net Income	25,941,857	19,911,313	6,030,544
Non - controlling interest	-5,153,938	-3,532,541	-1,621,397	7

Net income to SIAF Inc. and subsidiaries	20,787,919	16,378,772	4,409,147
Weighted average number of shares outstanding			0
- Basic	142,658,210	105,385,902	37,272,308
- Diluted	149,658,210	115,252,569	34,405,641

Earnings Per Share -EPS)				8
- Basic	0.15	0.16	-0.01
- Diluted	0.14	0.14	-

This Part A discusses and analyzes certain items (marked with notes) that we believe assist shareholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

●	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

Table (A.1)) below shows the items, quantities, average selling price and average unit cost of goods sold for three months ended March 31, 2014 (“Q1 2014”) compared to for the three months ended March 31, 2013 (“Q1 2013”).

Subsidiary	Description of items	2014 Q1	2013 Q1	Difference	Percent of change	Notes
SJAP	Cattle Operation
Production and Sales of live cattle	Heads	3,715	1,564	2,151	138%
Average selling price	US$/head	4,410	4,358	52	1%
Average unit cost	US$/head	3,050	2,424	626	26%	A.1.1
Production and sales of feedstock
Bulk Livestock feed	MT	8,000	10,000	-2,000	-20%	A.1.2
Average selling price	US$/MT	168	152	16	11%
Average unit cost	US$/MT	87	60	27	45%
Concentrated livestock feed	MT	7,880	4,000	3,880	97%
Average Unit sales price	US$/MT	441	415	26	6%
Unit cost prices	US$/MT	258	250	8	3%
Production and sales of fertilizer	MT	15,991	15,851	140	1%
Averages selling price	US$/MT	184	174	10	6%
Average unit cost	US$/MT	92	74	18	24%	A.1.3
HS.A	Fertilizer and Cattle operation	-
Organic Fertilizer	MT	3,852	3,683	169	5%
Average selling price	US$/MT	256	239	17	7%
Average unit cost	US$/MT	187	180	7	4%
Organic Mixed Fertilizer	MT	8,500	3,010	5,490	182%	A.1.4
Average selling price	US$/MT	451	414	37	9%
Average unit cost	US$/MT	236	214	22	10%
JHST	Plantation of HU Flowers and Immortal vegetables
Fresh HU Flowers	Pieces		-	-
Average selling price	US$/Pieces		-	-
Average unit cost	US$/Pieces		-	-
Dried HU Flowers	MT		-	-
Average selling price	US$/MT		-	-
Average unit cost	US$/MT		-	-
Dried Immortal vegetables	MT	5	-	5
Averages selling price	US$/MT	152,010	-	152,010
Average unit cost	US$/MT	49,036	-	49,036
Other Value added products	Pieces	-	-
Average selling price	US$/Pieces	-	-
Average unit cost	US$/Pieces	-	-
CA	Production and sale (Inclusive contrated farms) of live
Fish (Sleepy cods)	MT	99	644	-545	-85%
Average selling price	US$/MT	16,018	16,229	-211	-1%
Average unit cost	US$/MT	12,739	13,652	-913	-7%
Eels	MT	956	323	632	195%
Average selling price	US$/MT	26,016	13,226	12,790	97%	A.1.5
Average unit cost	US$/MT	16,653	11,110	5,543	50%	A.1.6
Prawns	MT	374	-	374
Average selling price	US$/MT	12,462	-	12,462
Average unit cost	US$/MT	11,685	-	11,685
MEIJI	Production and sale of Live cattle (Aromatic) Heads	2,672	1,130	1,542	136%
Average selling price	US$/head	2,824	2,726	97	4%
Average unit cost	US$/head	2,702	1,534	1,168	76%	A.1.7
SIAF	Seafood trading/import/export
Mixed seafoods	MT	772	334	438	131%
Averages selling price	US$/MT	12,805	11,554	1,251	11%	A.1.8
Average unit cost	US$/MT	11,134	11,291	-156	-1%

Notes to Table (A.1)

A.1.1: SJAP’s Cost of goods sold of cattle increased to an average of $3,050/head in Q1 2014 as compared to $2,424/head in Q1 2013 due mainly to the reason of heavier cattle (averaging over 600 Kg/head) being purchased in the Q1 2014 instead of cattle (averaging over 500 Kg/head) that were purchased in Q1 2013; however, the weight at which cattle (at an average of over 850Kg/head) are being sold were similar between the Q1 2013 & 2014 such that their respective average selling price was mainly due to price fluctuation per cwt. Nurturing cattle from a higher weight point has increased the number of cattle being fattened and sold in a shorter period of time, thus enhancing sales due to the faster turn-over of cattle being fattened and sold in Q1 2014 as compared to Q1 2013.

A.1.2: The decrease in quantity of sales of Bulk Stock feed by 2,000 MT in Q1 2014 from the same quarter of 2013 is due to the fact that we kept most of the bulk stock feed for our own use (inclusive of our own cooperative farms) instead of selling a greater portion of it to the external farmers.

A.1.3: The increase of cost of production in SJAP’s fertilizer manufacturing in Q1 2014 at an average of $92/MT as compared to $ 74/MT in same quarter of 2013 is due mainly to the increase cost of raw materials due to scarcity of supplementary materials (i.e. Mushroom stems& stocks and other organic base byproducts etc.) that were affected by a drier winter.

A.1.4: The increase of sales of Organic Mixed Fertilizer from HSA in Q1 2014 by 5,490 MT as compared to same quarter of 2013 is due mainly to an increase in sales to the lake fish growers as our product becomes better known and popular among the lake fish growers in the district.

A.1.5 & 6: Increases in the average selling price and unit cost in Q1 2014 by $12,790/MT (in sale of eels) and $5,543/MT (in cost of eel) from the same quarter of 2013 were due to the variety of eels (i.e. 2014’s Flower Pattern eels have a much higher market price than the 2013’s dark ring circle eels and the sizes of the eels (i.e. 2014’s average of 3 Kg & above/eel that has much higher prices than the 2013’s average size of 1.25 Kg/eel).

A.1.7: MEIJI’s Cost of sales of cattle increased to an average of $2,702/head in Q1 2014 compared to $1,534/head in Q1 2013 due mainly to the reason of heavier cattle (averaging over 500 Kg/head) being purchased in Q1 2014 instead of cattle (averaging over 310 Kg/head) that were purchased similar between Q1 of 2013 & 2014 such that their respective average selling price was mainly due to price fluctuation per cwt. Nurturing cattle from a higher weight point has increased the number of cattle being fattened and sold in a shorter period of time, thus enhancing sales due to the faster turn-over of cattle being fattened and sold in Q1 2014 as compared to the same quarter in 2013.Over 60% of the total 2,672 cattle sold in the Q1 2014 were cattle being purchased from our contracted growers from Changchun Village Committee and sold to the Beijing wholesale markets, with the approximate 40% balance of product raised for sale by Cattle Farm (1).

A.1.8: The imported seafood sales were made up by varieties of seafood imported from various countries such that the whole sum is a mixture of multiple variables that changes from quarter to quarter due to seasonal availabilities of seafood from different countries.

Table (A.2) below shows the sale of goods, cost of goods sold and gross profit for the three months ended March 31, 2014 (Q1 2014) and the three months ended March 31, 2013 (Q1 2013).

In $		Sale of goods		Cost of Goods sold		Gross profit
		2014 Q1	2013 Q1	2014 Q1	2013 Q1	2014 Q1	2013 Q1
Fishery
CA	Sales of
	Fish (Sleepy cods)	1,585,812	10,452,075	1,261,184	8,792,392	324,628	1,659,683
	Eels	24,862,185	4,278,268	15,914,258	3,593,797	8,947,926	684,471
	Prawns	4,660,788	-	4,370,124	-	290,664	-
	CA and Fishery Total	31,108,785	14,730,343	21,545,566	12,386,189	9,563,218	2,344,154
Plantation
JHST	Sale of Fresh HU Flowers	-	-	-	-	-	-
	Sale of Dried HU Flowers	-	-	-	-	-	-
	Sale of Dried Immortal vegetables	760,052	-	245,178	-	514,874	-
	Sale of Other Value added products	-	-	-	-	-	-
	JHST and PlantationTotal	760,052	-	245,178	-	514,874	-
Beef
SJAP	Sales of live cattle	16,384,494	6,815,921	11,332,306	3,791,829	5,052,187	3,024,092
	Beef Total	16,384,494	6,815,921	11,332,306	3,791,829	5,052,187	3,024,092
Organic fertizer
SJAP	Sale of feedstock
	Bulk Livestock feed	1,342,988	1,517,572	697,252	600,399	645,736	917,173
	Concentrate livestock feed	3,477,413	1,660,000	2,029,979	1,000,000	1,447,435	660,000
	Sale of fertilizer	2,948,008	2,758,102	1,469,669	1,173,234	1,478,339	1,584,868
	SJAP's Organic Frtilizer Total	7,768,409	5,935,674	4,196,900	2,773,633	3,571,510	3,162,041
HSA	Sale of Organic fertilizer	987,593	880,298	719,522	662,999	268,071	217,299
	Sale of Organic Mixed Fertilizer	3,834,587	1,246,006	2,008,456	644,072	1,826,131	601,935
	HSA Total	4,822,180	2,126,304	2,727,978	1,307,071	2,094,202	819,234
	Organic fertilizer Total	12,590,589	8,061,978	6,924,878	4,080,704	5,665,712	3,981,275
Cattle farm
MEIJI	Sale of Live cattle (Aromatic)	7,544,591	3,080,876	7,220,836	1,733,588	323,755	1,347,288
	MEIJI and cattle farm total	7,544,591	3,080,876	7,220,836	1,733,588	323,755	1,347,288
Corporate
SIAF	Sale of Seafood trading/import/export	9,883,798	3,860,236	8,595,765	3,772,336	1,289,695	87,900
	SIAF and Corporate total	9,883,798	3,860,236	8,595,765	3,772,336	1,289,695	87,900
Group Total		78,272,309	36,549,354	55,864,529	25,764,646	22,409,441	10,784,709

Table (A.3) below shows the percentage of gross profit the three months ended March 31, 2014 and the three months ended March 31, 2013.

Gross Profit in % of sale of goods	2014Q1	2013Q1	Difference
Fishery
CA
Fish (Sleepy cods)	20%	16%	5%
Eels	36%	16%	20%
Prawns	6%	-	-
CA and Fishery Gross Profit	31%	16%	15%
Planation
JHST
Fresh HU Flowers
Dried HU Flowers
Dried Immortal vegetables	68%		-
Other Value added products
JHST and Plantation Gross Profit	68%		-
Beef
SJAP
Live cattle	31%	44%	-14%
Beef Gross Profit	31%	44%	-14%
Organic fertilizer
SJAP
Feedstock
Bulk livestock feed	48%	60%	-12%
Concentrated livestock feed	42%	40%	2%
Fertilizer	50%	57%	-7%
SJAP Gross Profit	36%	49%	-13%
HSA
Fertilizer	27%	25%	2%
Organic mixed fertilizer	48%	48%	-1%
HSA Gross Profit	43%	39%	5%
Organic fertilizer Gross Profit	45%	49%	-4%
Cattle farm
MEIJI
Sale of live cattle (Aromatic)	4%	44%	-39%
MEIJI and Cattle farm Gross Profit	4%	44%	-39%
Corporate
SIAF	13%	2%	11%
Seafood trading/import/export	13%	2%	11%
Corporate and SIAF Gross Profit

Group Total Gross Profit on sale of goods (excluding C,S,C &C))	29%	30%	-1%

Revenues (sale of goods)

Revenues generated from sale of goods increased by $41,724,617 (or 114%) from $36,549,354 for Q1 2013 to $ 78,273,971 for Q1 2014. The increase was primarily due to increase of revenue from fishery by $16,378,442 and was attributable to 39% of total increase of 41,724,661. Revenue from fishery of $31,108,785 (Q1 2013: $14,730,343) was attributable to 40% (Q1 2013:40%) of total revenues of $78,273,971 (Q1 2013: $36,549,354).

Fishery: Revenue from fishery increased by $16,378,442 (or 111%) from $14,730,343 for Q1 2013 to $31,108,785 for Q1 2014. The increase in fishery was primarily due to our increase in revenue from the sale of eels and prawns. Sale of eels and prawns of $29,522,973 (Q1 2013: $4,278,268) contributing 95% (Q1 2013: 29%) of total revenue of fishery of $31,108,785 (Q1 2013: $14,730,343).

Plantation: Revenue from our plantation increased by $760,052 from $ 0 for Q1 2013 to $ 760,052 for Q1 2014. The increase was primarily due to the increase of sales of dried Immortal vegetables.

Beef: Revenue from beef increased by $9,568,573 (or 140%) from $6,815,921 for Q1 2013 to $16,384,494 for the Q1 2014. The increase was primarily due to shortening the fattening period of the cattle by stocking older cattle and increasing faster turnaround of sales (i.e. fattening 16 months and older cattle at the farm for 3 months in 2013 instead of fattening 14 - 15 months old cattle for 5 to 6 months). .

Organic fertilizer: Revenue from organic fertilizer increased by $4,528,611 from $8,061,978 for Q1 2013 to $12,590,589 for Q1 2014. The increase was primarily due to the increase of both volume of production (Q1 2013: 47,504MT) by 175% and the selling price of bulk live feed of $155/MT (Q1 2013: $132/MT) by 17%, organic fertilizer of $323/MT (Q1 2013: $210/MT) by 54% and organic mixed fertilizer of $413/MT (Q1 2013: $387/MT) by 7%.

Cattle farm: Revenue from cattle farm increased by $4,463,715 (or 145%) from $3,080,876 for Q1 2013 to $7,544,591 for Q1 2014. The increase was primarily due to the increase of the quantities of cattle being grown in the farm of 2,672 heads (Q1 2013: 1,130 head) by 136%.

Corporate: Revenue from the corporate increased by $6,025,224 (or 156%) from $3,860,236 for Q1 2013 to $9,885,460 for Q1 2014. The increase was primarily due to more imported sea food being marketed in 2013.

Cost of Goods Sold (sale of goods)

Cost of goods sold increased by $30,099,883(or 117%) from $25,764,646 for Q1 2013 to $55,864,529 for Q1 2014. The increase was primarily due to increase of cost of goods sold from fishery of $9,159,377 contributing 31%of the total increase of $29,799,883. Cost of goods sold from fishery of $21,545,566 (Q1 2013: $12,836,189) attributed to 39% (Q1 2013: 50%) of total COGS of $55,864,529 (Q12013: $25,764,646).

Fishery: Cost of goods sold from fishery increased by $9,159,377(or 74%) from $12,386,189 for Q1 2013 to $21,545,566 for Q1 2014. The increase in cost of goods from fishery was primarily due to the increase in quantity of cost of goods sold of Eels of 956MT (Q1 2013: 323 MT) by 196% and prawns of 374MT (Q1 2013 Nil MT). Further, unit cost of eels increased $5,543 per MT by 50% to $16,653 per MT from (Q1 2013: $11,110 per MT).

Plantation: Cost of goods sold from plantation increased by $ 245,178 from $0 for Q1 2013 to $245,178 for Q1 2014. The increase was primarily due to the increase of sale of new product: Immortal vegetables.

Beef: Cost of goods sold from beef increased by $7,540,477 (or 199%) from $3,791,829 for Q1 2013 to $11,332,306 for Q1 2014. The increase was primarily due to the increase of quantity of cattle sold 4,611 head (Q1 2013: 1,564 head) increased by195% through shortening the fattening period of the cattle by stocking older cattle and increasing faster turnaround of sales (i.e. fattening 16 months and older cattle at the farm for 3 months in 2013 instead of fattening 14 - 15 months old cattle for 5 to 6 months) while the unit cost of cattle increased only slightly $2,458/head (Q1 2013: $2,424/head) by 1%.

Organic fertilizer: Cost of goods sold from organic fertilizer increased by $2,844,174 from $4,080,704 for Q1 2013 to $6,924,878 for Q1 2014. The increase was primarily due to the increase of both volume of production 36,343MT (Q1 2013: 36,544MT) by 175% and the unit cost of bulk live feed of $87/MT (Q1 2013: $60/MT) by 45%, organic fertilizer of $236/MT (Q1 2013: $214/MT) by 10%.

Cattle farm: Cost of goods sold from cattle farm increased by $5,487,248 (or 317%) from $1,733,588 for Q1 2013 to $7,220,836 for Q1 2014. The increase was primarily due to the increase of the quantities of cattle being grown in the farm of 2,672 head (Q1 2013: 1,130 head) by 136% and the unit cost increased to $2,702 per head (Q1 2013: $1,534 per head) by 76%.

Corporate: Cost of goods sold from corporate increased by $4,823,429 (or 128%) from $3,772,336 for Q1, 2013 to $8,595,765 for Q1 2014. The increase was primarily due to more imported sea food being marketed in Q1 2014. As a result, total weights of mixed sea foods sold of 772 MT (Q1 2013: 334MT) increased by 104%.

Gross Profit (sale of goods)

Gross profit generated from goods sold increased by $11,624,732 (or108%) from $10,784,709 for Q1 2013 to $22,409,441 for Q1 2014. The increase was primarily due to increase of gross profit from fishery by $7,219,064 and was attributable to 62% of total increase of 11,624,732.Gross profit from fishery of $9,563,219 (Q1 2013: $2,344,154 was attributable to 43% (Q1 2013: 22%) of total gross profit from fishery of $22,409,442 (Q1 2013: $10,784,709).

Fishery: Gross profit from fishery increased by $7,219,064 (or 308%) from $2,344,154 for Q1 2013 to $9,563,218 for Q1 2014. Gross profit from Eels of $8,947,926(Q1 2013: $684,471) was attributable to 94% (Q1 2013: 29%) of total gross profit. The increase of gross profit from Eels is primarily due to both the increase of quantities of Eels sold of 956MT (Q1 2013: 323MT) and the increase of average selling price of $26,016 per MT (Q1 2013: $13,226 per MT).

Plantation: Gross profit from our plantation increased by $514,874 from $0 for Q1 2013 to $514,874 for Q1 2014. The increase was primarily due to sale of new product: Immortal Vegetables in the three months ended March 31 2014 whereas nil in the same quarter of 2013.

Beef: Gross profit from beef increased by $2,028,095 (or67%) from $3,024,092 for Q1 2013 to $5,052,187 for the Q1 2014. The increase was primarily due to the increase of quantity of cattle of sold 4,611 head (Q1 2013: 1,564 head) by 195%.

 Organic fertilizer: Gross profit from organic fertilizer increased by $1,684,437(or 42%) from $3,981,275 for the three months ended March 31,2013 to $5,665,712for the three months ended March 31,2014. The increase was primarily due to the increase of both volume of production 36,343MT (Q1 2013: 36,544MT) by 175% and the unit cost of bulk live feed of $87/MT (Q1 2013: $60/MT) by 45%, organic fertilizer of $236/MT (Q1 2013: $214/MT) by 10%.

Cattle farm: Gross profit from cattle decreased by $1,023,533 from $1,347,288 for Q1 2013 to $323,755 for Q1 2014. The decrease was primarily due to the trading of cattle from contracted growers at Changchun Village committee at lower margins, and the higher mortality rate of cattle being fattened in Cattle Farm (1) due to the poor ability of certain cattle adapting to a hotter climate.

Corporate: Gross profit from the corporate increased by $1,201,795 (or 1,367%) from $87,900 for Q1 2013 to $1,289,695 for Q1 2014. The increase was primarily due to the more category of sea food being marketed in Q 1 2014 and the gross profit margin of 13% (Q1 2013: 2%) also increased by 11%.

 Table (A.4) below shows revenues, cost of services and gross profit generated from Consulting, services, commission and management fee for three months ended March 31,2014 and the three months ended March 31,2013.

	2014Q1	2013Q1	Difference	Description of work	Notes
Revenues (Cobsulting, service, commission and management fee)
CA	12,655,480	11,309,326	1,346,154	Working in progress of PF(1), FF(2) and PF(2)	D1 & D3
MEIJI	-	5,281,681	-5,281,681	Work in progress of CF(2) and Road work CF(1) & CF(2)	D2
SIAF	-	1,967,390	-1,967,390	Work in progress of WHX and NAWei	D4 &D5
Group Total Revenues	12,655,480	18,558,397	18,558,397		D6
Cost of sales
CA	6,503,412	3,408,096	3,095,316
MEIJI	-	3,864,451	-3,864,451
SIAF	-	547,741	-547,741
Group Total Cost of sales	6,503,412	7,820,288	-1,316,876
Gross Profit
CA	5,739,790	7,804,456	-2,064,666
MEIJI	-	1,417,230	-1,417,230
SIAF	-	1,419,649	-1,419,649
Group Total Gross Profit	5,739,790	10,641,335	-4,901,545

Note:

D1.	PF (1) is Prawn Farm (1) development at Enping City, FF(2) is the Fish Farm (2) development at Xin Hui City and PF(2) is Prawn Farm (2) development at Zhongshen City (San Jiao town).

D2.	CF(1) and CF(2) are Cattle Farm (1) and Cattle Farm (2) development in Enping City, respectively.

D3.	ZhongShen New Prawn Project ids the development of an agriculture, hydroponic cum industrial complex at Cui Ken Cun District of the Zhongshen City situated approximately 10 Km from PF (2).

D4.	WHX is the construction and business development of central kitchen, bakery and restaurants and food outlets for Guangzhou City Wang Xiangcheng Enterprise management consulting Co., Ltd.

D5.	NaWei is the construction and business development of wholesale centers,(covering live and frozen seafood and beef), cold and dried storages, offices and staff quarters etc. for Guangzhou City A Power Na Wei Trading Co., Ltd.

D6.	During the Fiscal year 2012 and 2013, total Consulting and service work of $261 million was contracted (inclusive contracts obtained prior to December 2013 for $102 million (old contracts) and contracts obtained from December 2013 for $159 million (New Contracts)). As of December 31, 2013, there are $101 million of work has been done on the Old contracts (inclusive $9million of work being carried over from fiscal year 2011, such that on the Old contracts there are $10 million of work to be carried over to fiscal year 2014; and there are $153 million of work remaining on the new contracts that will be carried over to the fiscal year 2014 having done $6 million of work from the new contracts in the fiscal year 2013.

Revenues: (consulting, service, commission and management fees)

Revenues decreased by $5,902,917 (or -32%) from $18,558,397 for Q1 2013 to $12,655,480 for Q1 2014. The decrease was primarily due to a decrease in revenue from cattle farm of $5,281,681, which contributed 89% of the total decrease of revenue of $5,902,917. Revenue from cattle farm of $0 (Q1 2013: $5,281,681) is contributed to 0% (Q1 2013: 28%) of the total revenue of $12,655,480 (Q1 2013: $18,558,397).

Fishery: Revenue from fishery increased by $1,346,154(or12%) from $11,309,326 for Q1 2013 to $12,655,480 for Q1 2014. The increase was due to a higher volume of work.

Cattle farm: Revenue from cattle farm decreased by $5,281,681from $5,281,681 for Q1 2013 to $0 for Q1 2014.The reason for the decrease is because the work in progress on cattle farm (2) had been completed in 2013.

Corporate: Revenue from corporate decreased by $1,967,390 from $1,967,390 for Q1 2013 to $0 for Q1 2014. The reason for the decrease is because the work in progress had been completed in 2013.

Cost of services (consulting, service, commission and management fees)

Cost of services for consulting, service, commission and management fee decreased by $7,820,280 (or -17%) from $7,820,288 for Q1 2013 to $6,503,412 for Q1 2014. The decrease was primarily due to the decrease in cost of services for the cattle farm of $3,864,451which contributed 293% of total decrease of cost services of $1,316,876. Cost of services for the cattle farm of $0 (Q1 2013: $3,864,451) contributed 0% (Q1 2013: 49%) of the total cost of services of $6,503,412 (Q1 2013: $7,820,288).

Fishery: Cost of services from fishery increased by $3,095,316(or 91%) from $3,408,096 for Q1 2013 to $6,503,412 for Q1 2014. The increase was due to a higher volume of work.

Cattle farm: Cost of services from cattle farm decreased by $3,864,451 from $3,864,451 for Q1 2013 to $0 for Q1 2014. The reason for the decrease is because the work in progress had been completed in 2013.

Corporate: Cost of services from corporate decreased by $547,741 from $547,741 for Q1 2013 to $0 for Q1 2014. The reason for the decrease is because the work in progress had been completed in 2013.

Gross profit (consulting, service, commission and management fee)

Gross profit of consulting, service, commission and management fee decreased by $4,586,041(or -43%) from $10,738,109 for Q1 2013 to $6,152,068 for Q1 2014. The main reason for the decrease is because much of the work in progress had been completed in 2013.

Fishery: Gross profit from fishery decreased by $1,749,162 (or -22%) from $7,901,230 for Q1 2013 to $6,152,068 for Q1 2014. The reason for the decrease was the result of the project being in its final stage of development with less gross profit realized.

Cattle farm: Gross profit from cattle farm decreased by $1,417,230 from $1,417,230 for Q1 2013 to $0 for Q1 2014. The reason for the decrease is because the work in progress on cattle farm (2) had been completed in 2013.

Corporate: Gross profit from corporate decreased by $1,419,649 from $1,419,649 for Q1 2013 to $0 for Q1 2014. The reason for the decrease is because the work in progress had been completed in 2013.

Table (A.5) below highlights on general information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF respectively in the Fiscal Year 2014:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as of 31.03.2014
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational
Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	2 phases and road work and Phase 3 extension of grow-out farm & Phase 4 demonstrated hydroponic farm	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million, Phase 3 US$5.2 million & Phase 4 US$1.6 million
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) completed and Phase (4) not started.
Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational
Cattle Fram (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	February 2012	March. 2014	$10.6 million	completed
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed
WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Work in progress
NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	Completed

Note (4) Other Income

Table (Note 4.1) below shows the Gain/Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for Q1 2014

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As at 01.01.2014	137,602,043			108,038,413
1/3/2014	1,481,481	0.55	1,481	813,333	800,000	-14,815	Debt settlement
1/13/2014	1,296,296	0.50	1,296	646,852	700,000	51,852	Debt settlement
1/16/2014	1,700,000	0.52	1,700	882,300	850,000	-34,000	Debt settlement
2/10/2014	1,057,692	0.52	1,058	548,942	550,000	0	Debt settlement
3/8/2014	1,421,569	0.55	1,422	780,441	725,000	-56,863	Debt settlement
3/27/2014	3,061,224	0.46	3,061	1,405,102	1,500,000	91,837	Debt settlement
3/29/2014	1,891,737	0.47	1,892	887,226	894,126	5,009	Debt settlement

As of 03.31.2014	149,512,042		11,910	114,002,609	6,019,126	43,020

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. For the three months ended March 31, 2014, the Company issued an aggregate of 11,909,999 shares of Common Stock in consideration for extinguishment of debt in the aggregate amount of $6,019,126, reporting gain in income of $43,020 from the extinguishment of debts.

During the last three years, we have issued unregistered securities to Chinese persons none of them residents of the United States. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of these securities were, except as set forth below, deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated there under, as transactions by an issuer not involving a public offering. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in such transactions. All purchasers of our securities were accredited or sophisticated persons and had adequate access, through employment, business or other relationships, to information about us.

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

The other income for the three months ended March 31, 2014 amounted to $50,403 and derived from the combination of (1) Gain on extinguishment of debt $43,020 (Note 4), Government Grant $113,232 and other incomes $3,258 less interest expenses of $109,107. Whereas the other income for the three months ended March 31, 2013, and derived from the combination of (1) Gain on extinguishment of debt $552,988 (Note 4), Government Grants $79,759 and other incomes $18,189 less interest expenses of $57,052.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $43,020 and $552,988 has been credited (charged) to operations for the three months ended March 31, 2014 and 2013, respectively.

Note (5) General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $515,061 (or 5.6%) from $2,262,440 for Q1 2013 to $2,777,501 for Q1 2014. The increase was primarily due to increase in the depreciation and amortization of $363,869 from $584,098 for Q1 2013 to $947,967 for Q1 2014, and the increase in traveling office and related lodging of $60,217 from $15,375 for Q 1 2013 to $75,592 for the Q1 014.

Table (to Note 5)

Category	2014Q1	2013Q1	Difference

Office and corporate expenses	$758,221	$738,480	$19,741

Wages and Salaries	$592,275	$586,727	$5,548

Traveling and related lodging	$75,592	$15,375	$60,217

Motor vehicles expenses and local transportation	$35,795	$29,636	$6,159

Entertainments and meals	$30,289	$28,018	$2,271

Others and miscellaneous	$228,255	$223,054	$5,201

Depreciation and amortization	$947,967	$584,098	$363,869

Sub-total	$2,668,394	$2,205,388	$463,006

Interest expenses	$109,107	$57,052	$52,055

Total	$2,777,501	$2,262,440	$515,061

Note (6) Depreciation and Amortization

Depreciation and amortization increased by $398,941 or 62% to $1,043,883 for Q1 2014 from $644,942 for Q1 2013. The increase was primarily due to the increase of depreciation by $227,728 to $534,803 for Q1 2014 from depreciation of $307,075 for Q1 2013 whereas the increase of amortization by $171,213 to $509,080 for Q1 2014 from amortization of $337,867 for Q1 2013.

In this respect, total depreciation and amortization amounted to $1,043,883 for Q1 2014, out of which amount, $947,967 was reported under general and administration expenses and $95,916 was reported under cost of goods sold; whereas total depreciation and amortization was at $644,942 for Q1 2013 and out of which amount $584,098 was reported under General and Administration expenses and $60,844 was reported under cost of goods sold.

Note (7) Non-controlling interests

Table (F) below shows the derivation of non-controlling interest:

Names of intermediate holdco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.	Triway Industries Ltd.(HK)	Total
Abbreviated names	CA	(MEIJI)			(APWAM)	(TRW)

% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%	75%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(JFD)
				Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Net income of the P.R.C. subsidiaries for the period ended 31. March 2014 in $	0	$(25,137)	$101,421	$1,599,292	$6,959,022	$3,694,299	$12,328,897

Equity % of non-controlling interest	0%	25%	25%	51.5%	55%	25%	42%

Non-controlling interest's shares of Net incomes in $	0	$(6,284)	$25,355	$383,830	$3,827,462	$923,575	$5,153,938

The Net Income attributed to non-controlling interest is $5,153,938 shared by JHST, JHMC, HSA, SJAP and JFD, collectively, for Q1 2014 is shown in Table (F) above.

Note (8) Earnings per shares (EPS)

Earnings per share reduced by $0.01 (basic) and $0 (diluted) per share from EPS of $0.16(basic) and $0.14 (diluted) for Q 2013 to EPS of $0.15 (basic) and $0.14 (diluted) for Q1 2014. The reason for the reduction is primarily due to the increment of issuance of common stock of 38 million shares from its weighted average number of shares outstanding of 105 million as of March31, 2013 to 143 million as of March31,2014.

Part B. MD&A on Unaudited Consolidated Balance Sheet of Continued Operations for the three months ended 31, March 2014 (Q1 2014) compared to the three months ended 31 March 2013 (Q1 2013)

Consolidated Balance sheets	March 31, 2014	December 31,2013	Difference	Note
ASSETS	$	$	$
Current assets
Cash and cash equivalents	18,766,877	1,327,274	17,439,603	B
Inventories	19,741,726	8,148,203	11,593,523	9
Costs and estimated earnings in excess of billings on uncompleted contracts	667,824	663,296	4,528
Deposits and prepaid expenses	85,717,775	92,401,416	(6,683,641)	10
Accounts receivable	92,757,959	82,057,941	10,700,018	11
Other receivables	6,524,344	3,782,772	2,741,572
Total current assests	224,176,505	188,380,902	35,795,603
Property and equipment
Property and equipment, net of accumulated depreciation	48,644,599	46,487,058	2,157,541	12
Construction in progress	62,068,608	59,134,732	2,933,876	13
Land use rights, net of accumulated amortization	59,739,064	60,705,829	(966,765)	14
Total property and equipment	170,452,271	166,327,619	4,124,652
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	11,891,060	12,081,470	(190,410)	15
Total other assets	12,616,000	12,806,410	(190,410)
Total assets	407,244,776	367,514,931	39,729,845
Current liabilities				16
Accounts payable and accrued expenses	18,643,043	11,055,194	7,587,849
Billings in excess of costs and estimated earnings on uncompleted contracts	3,623,009	3,146,956	476,053
Due to a director	901,353	1,793,768	(892,415)
Dividends payable	3,146,987	3,146,987	-
Other payables	9,716,967	10,768,786	(1,051,819)
Short term bank loan	4,063,653	4,100,377	(36,724)
Total current liabilities	40,095,012	34,012,068	6,082,944
Non-current liabilities
Bonds payable	1,725,000	1,725,000	-
Long term debts	2,616,992	180,417	2,436,575
Total non-current liabilities	4,341,992	1,905,417	2,436,575
Stockholders equity
Preferred stock
Series A preferred stock	-	-	-
Series B convertible preferred stock	7,000	7,000	-
Series F Non-convertible preferred stock	-	-	-	17
Common stock	149,512	137,602	11,910
Additional paid-in capital	114,002,608	108,038,413	5,964,195
Retained earnings	198,858,756	178,070,837	20,787,919
Accumulated other comprehensive income	5,666,016	6,260,131	(594,115)
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidaries' equity	317,433,892	291,263,983	26,169,909
Non-controlling interest	45,373,880	40,333,463	5,040,417
Total stockholders' equity	362,807,772	331,597,446	31,210,326
Total liabilities and stockholders' equity	407,244,776	367,514,931	39,729,845

This Part B discusses and analyzes certain items (marked with notes) that we believe would assist shareholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalent

The change in cash and cash equivalent of $17,439,603 derived from cash and cash equivalent of $18,766,877 and $1,327,274 as of March 31, 2014 and 31 December 2013 respectively. The significant difference in cash and cash equivalent between these two quarters is mainly due to the following reasons:

As of December 31, 2013 our cash and cash equivalent balance was low as our suppliers billed for all work done up to December 31 with Chinese New Year approaching and we paid in full;

However, as of March 31, 2014 our cash and cash equivalent is higher as our collection of our receivables were positive and our suppliers billings were not billed in full this first quarter. Hence we expect the suppliers billings in full next quarter will mean our cash balance will decline accordingly.

Note (9) Break down on inventories

	As of March 31,2014	As of December 31,2013	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	8,126,961	1,761,111	6,365,850
Harvested HU plantation	-	719,329	(719,329)
Bread grass	374,773	580,954	(206,182)
Beef cattle	6,481,807	1,951,962	4,529,845
Organic fertilizer	1,274,820	895,670	379,150
Forage for cattle and consumable	1,364,624	684,979	679,645
Raw materials for bread grass and organic fertilizer	1,418,165	855,493	562,672
Immature seeds	700,576	698,704	1,872

	19,741,726	8,148,203	11,593,523

Note (10) Breakdown of Deposits and Prepaid Expenses

	As of March 31,2014	As of December 31,2013	Difference	Note
Deposits for	$	$	$
- purchases of equipment	4,372,466	4,886,048	(513,582)
- acquisition of land use right	7,826,508	7,826,508	-	10.1
- inventory purchases	3,627,317	9,776,383	(6,149,066)
- aquaculture contract	11,166,667	-	11,166,667
- building materials	877,598	1,281,935	(404,337)
- proprietary technology	-	4,404,210	(4,404,210)
- construction in progress	16,670,639	23,021,316	(6,350,677)
Shares issued for employee compensation and oversea professional fee	66,872	100,308	(33,436)
Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies	41,109,708	41,109,708	-	10.2

	85,717,775	92,406,416	(6,688,641)

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of March 31, 2014, we have $7,826,508 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•	$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority estimated to be granted on or before September 30, 2014, as the new local ordinances on agriculture land delayed the processing of our application.

•	$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

•	$4,453,398 (or RMB 27,989,606) was the full payment by Capital Award for the purchase of the Land Use Right on a block of prime agriculture land measuring 235 Mu (or 38.5 acres) located at the Cong Hua District Guangzhou City in late October 2010. This block of land is part of a larger block of land (of some 500 acres) which is under a subdivision application. However in 2011, the Land Law changed such that the said sub-division now requires the approval of the Central Government in Beijing, which means approval process is lengthened. Cong Hua District was rezoned as a suburb of the Guangzhou City in 2010 and within close proximity of the Guangzhou City and Management considers it as a valuable piece of land very suitable for the development of one of our agriculture projects. Our agreement with the Vendor requires that they use best efforts speed up the said subdivision’s approval on or before June 30 2014, failing which they would replace the said land with another block of land to our satisfaction. Our preference is to wait further on the said approval, they would refund to us US$1 million (or its equivalent in RMB) in lieu of compensation for the delay.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture Companies”:

Under account of	Segment of	Project name	Estimated total	Estimated time	Current status	Deposit & prepayments	Land Bank	% equivalent
Subsidiary			Asset value	of Acquisition	of Project	made as of 31. March 2014	or Built Up area	to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center				1,032,914

CA	Fishery	Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
						41,109,708

Note (11) Breakdown of Accounts receivable:

	As of March 31,2014
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	17,131,865	8,474,228	2,712,476	3,527,671	2,417,490
MEIJI	2,773,038	-	-	2,773,038	-
SIAF	2,593,176	2,536,176			57,000
Sales of Live Fish, eels and prawns (from Farms) (CA)	24,310,935	12,848,974	8,762,219	-	2,699,742
Sales of imported seafood (SIAF)	6,781,796	599,702	6,182,094	-	-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	6,399,545	1,174,262	1,342,205	1,935,619	1,947,459
Sales of HU Flowers (Fresh & Dried) (JHST)	6,862,913	760,052	-	-	6,102,861
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	20,589,141	7,663,488	12,218,366	700,064	7,223
Sales Fertilizer from (HSA)	5,315,550	1,697,483	3,116,521	387,032	114,514

Total	92,757,959	35,754,365	34,333,881	9,323,424	13,346,289

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable ageing is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days and therefore no diminution in value is required, as the credit quality of receivable is not in doubt.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices capped within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold $31 million and $15 million in live fish, eels and prawns (Live seafood) to the wholesalers for the three months ended March 31, 2014 and 2013, respectively, and as of March 31, 2014, accounts receivable of $13,346,289 was over 120 days. These debtors are wholesalers who are profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

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

 Information on Concentration of credit risk of account receivables:

We had 4 major customers (referring to Customer A, B, C and D mentioned in Note 2.26 of the Consolidated Financial Statements of this report), who have accounted for 65.33 percent of our consolidated revenues for the three months ended March 31, 2014 as shown in the table below:

	For the three months ended March 31, 2014
	% of total Revenue	$ Total Revenue
Customer A	29.54%	26,861,820
Customer B	15.60%	14,180,317
Customer C	10.31%	9,375,678
Customer D	9.88%	8,984,765

	65.33%	59,402,580

Customer A is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd. (“APNW”). CA was the consulting engineer responsible for the construction of WSC 1and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers, and to whom we bill our sales of seafood (including live and frozen seafood). APNW distributes the seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits by September 30, 2013. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales effected through WSC 1 contribute 29.54 % of our total consolidated revenue (equivalent to $26,861,820 out of our total revenue of $90,927,789) derived collectively from the following segments:

				For the three months ended March 31, 2014
Customer B with Name of company	Segments	Operation Division	Abbreviation name	% of total consolidated Revenue	Amount in
					$

CA	Fishery	Sales of fish (from Fish Farm 1)	Wholesale Center (1)	1.12%	1,016,001
		Sales of fish / eels from Contract Growers		17.55%	15,962,021
SIAF	Corporate	Trading sales of seafood		10.87%	9,883,798
				29.54%	26,861,820

Customer B is one of our main agents, namely Mr. Li Hongzhen who distributes SJAP’s organic fertilizer, bulk livestock feed and concentrated livestock feed to our cooperative farmers and other regional farmers. During Q1 2014, Mr. Li had transacted 15.60% of our total consolidated revenue (equivalent to $14,180,317 out of our total revenue of $90,927,789) derived from the sale of SJAP’s organic fertile, bulk livestock feed and concentrated livestock feed under the segment of Organic Fertilizer and Bread Grass.

Customer C is one of our main agents, namely Mr. Xian Zhiming (Zhongshan new prawn farm), with whom we agreed to extend trading terms between 120 days to 180 days in the interim until such time as we assist them to procure a project loan of up to $60 million targeting on or before September 30, 2014.

Customer D is Guangzhou Wholesale market (Store 8) represented by Mr. Han Zhiqiang, who distributes our live fish (or other live aquatic animals, e.g., prawns and eels) to other wholesalers at the Guangzhou Wholesale Fish Markets. Over 300 live seafood wholesalers operate at the Guangzhou wholesale markets, about 30 are in Mr. Han’s group of wholesalers. Although we sell our live aquatic seafood sales to one wholesaler (Mr. Han) that does not mean that our live aquatic seafood was sold to one wholesaler. During Q1 2014, transactions through Mr. Han had generated 9.88% of our total consolidated revenue (equivalent to $8,984,765 out of our total revenue of $90,927,789) derived from the sales of CA’s live aquatic seafood under the segment of Fishery.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q1 2014:

	March 31, 2014
	% of total Accounts receivables	Total Accounts receivables $
Customer A	15.29%	14,180,317
Customer B	14.03%	13,012,614
Customer C	9.63%	8,929,768
Customer D	8.41%	7,801,960
	47.36%	43,924,659

Note (12) Property and equipment, net of accumulation depreciation

As of March 31, 2014
$
Plant and machinery	5,267,349
Structure and lease hold improvements	38,012,265
Mature seeds and herbage cultivation	7,278,449
Furniture and equipment	393,054
Motor vehicles	735,858
51,686,975

Less: Accumulated depreciation	(3,072,376)
Net carrying amount	48,614,599

Note (13) Construction in progress

As of March 31, 2014
$

Construction in progress
- Office, warehouse and organic fertilizer plant in HAS	23,739,524
- Organic fertilizer and bread grass production plant and office building	7,274,004
- Rangeland for beef cattle and office building	31,055,080
62,068,608

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2014.03.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	225,770	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	34,985,610	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	350,891	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	946,223	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	914,817	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,999,688	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,817,902	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	855,037	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	735,877	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	5,002,168	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,370,594	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	4,319,816	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	495,381	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/4/2023	489,905	4,083	436,832	Management Right (lease)	Processing factory
	JHST	Land improvement cost incurred					3,914,275	6,155	3,889,657
Exchange difference							1,811,387		1,392,801

			620.28				64,588,374	119,418	59,739,064

Note (15) Other Receivables

	As of March 31, 2014	Note
	$
Advanced to employees	44,928
Advanced to suppliers	3,479,416	15.A
Advanced to a customer	3,000,000
	6,524,344

Note 15. A: Breakdown of Advances to Suppliers at SJAP’s operations:

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

Note (16) Current Liabilities:

	As of March 31, 2014	Note
Current liabilities
Accounts payable and accruals	18,643,043	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	3,623,009
Dividend Payables	3,146,987	16 B
Due to a director	901,353
Other payables	9,716,967	16.C
Short term bank loan	4,063,653
	40,095,012

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms means that most purchases are paid for in cash or short credit terms (7 to 10 days), and in a way this allows us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $18,643,043 about 20% of total sales of $91 million for the reasons stated below:

Our main Account Payables during Q1 2014 were generated from the following activities:

1.

We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of goods sold averaging 51% for CA derived from its respective C&S during the Q1 2014.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned our excellent credibility with all of our suppliers and sub-contractors.

3.	Fish sales started gradually in late 2011, and the cost of sales was averaged at 71% for Q1 2014, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.

4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish and the cost of sales was averaged at 74% for Q1 2014; it is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 76% for Q1 2014. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.

5.	In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 59% for Q1 2014. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (16.B): Series F Non-convertible preferred stock

On August 22, 2012, the Company’s Board of Directors declared that the Company’s shareholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the shareholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non - Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. During Q1 2013, the transfer agent of the Company recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. But, the Company did not issue physical shares and only issued coupons to notify respective shareholders on that date. These 924,180 shares of Series F Non-Convertible preferred stock were based on numbers of shares of Common Stock as of September 28, 2012 of 91,931,287 shares, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with decimal number of shares being rounded up to one. Once payment of $3.40 per share is made the F shares will be voided and will be withdrawn in full.

 Note (16C): Analysis of Other Payables:

As of March 31 2014, other payables totaling $9,716,967, composed of the following:

For the three months ended 31 March 2014, we issued Promissory notes amounting to $5,394,126 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two years at interest free term. Promissory notes could be repaid either by cash or in shares of the Company or a combination thereof. If shares settled debt amounts, the respective share conversion rates will be determined by both parties at the time of settlement. During the three months ended March 31, 2014 we redeemed $ 6,019,126 of Promissory Notes for advances granted by third parties in fiscal year 2012 as well as in early months of 2013 by the issuance of shares leaving a balance of $3,000,000 of Promissory Notes still due and outstanding as of March 31, 2014.

A grant of $2,406,495 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of March 31 2014, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

For the three months ended March 31, 2014, other advances provided by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that do not have any promissory note or agreement but verbal understandings. These sums amount to $4,310,472 unpaid and outstanding as of March 31, 2014.

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

The Company failed to file US tax returns for the years ended December 31, 2007 through December 31, 2012 in compliance with US Treasury Internal Revenue Service Code. The Company has reviewed its tax position with the assistance of a US tax professional and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has engaged a US tax professional to assist in filing these income tax returns.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the three months ended March 31, 2014 and 2013 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the three months ended March 31, 2014and 2013.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the three months ended March 31, 2014 and 2013.

No Sweden Corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the three months ended March 31, 2014.

No deferred tax assets and liabilities are of March 31, 2014 and December 31, 2013 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

  None.

Liquidity and Capital Resources

As of March 31 2014, we had unrestricted cash and cash equivalents of $18,766,877, (see notes to the consolidated financial statements), and our working capital as of March 31,2014 was $184,081,493

As of March 31 2014, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,063,653				4,063,653
Bonds payable		1,725,000			1,725,000
Long Term Debts and Bank Loan		1,804,260	812,732		2,616,992
Promissory Notes		3,000,000			3,000,000
Issued to third parties

Cash provided by operating activities totaling $20,725,513 for the three months ended March 31, 2014. This compares with cash provided by operating activities totaled $4,257,374 for the three months ended March 31, 2013. The increase in cash flows from operations primarily resulted from the increase in account receivable of $(10,700,017) for the three months ended March 31, 2014 as compared with $(18,511,975) for the three months ended March 31, 2013.

Cash used in investing activities totaled $(6,155,849) for the three months ended March 31, 2014. This compares with cash used in investing activities totaling $(638,192) for the three months ended March 31, 2013. The increase in cash flows used in investing activities primarily resulted from payment for construction in progess of $5,248,183 as compared with $(512,010) for the three months ended March 31, 2013.

Cash provided by financing activities totaled $2,438,192 for the three months ended March 31, 2014. This compares with cash used in financing activities totaling $(951,308) for the three months ended March 31, 2013. The increase cash provided by financing activities due to proceeds from long term loan of $2,438,192.

Acquisition of SFJVC’s and further acquisition plans:

An SFJVC agreement typically contains an option clause for further investment.  Initially, the China Developer of project companies invite us to invest in their venture. If management feels compelled it carries out an in-depth study of the target company including legal due diligence, business plan, budget and projected financial information. The final decision is made through the resolution of the Company’s Board of Directors. If the decision is made to proceed with an investment, there is first formed an SFJVC, within which in turn the Company acquires further equity interest. The acquisition price of such interest is determined in accordance to the book value of the SFJVC as of the acquisition date. Consideration generally consists in part of cash and in part of contract against trade debts owed by the China Developer due to Consulting & Services fees charged to the China Developer by the Company in accordance with the Consulting & Services agreement.   Project companies record development cost as construction in progress and treat the amount due to us as partial investment in new SFJVC.

The Company’s expenditures as the consulting and service provider providing turnkey services to the China Developer for the development of the project include (i) administrative and operational expenses provided for and incurred in the project (charged and recorded under general and administrative operation expenses), billable to the China Developer, (ii) other development expenditures (inclusive of subcontractors’ and sub-suppliers’ costs plus mark-up) billable to the Developer, as well. Consulting & Services fees are exclusively billed to the 3rdparty China Developer, and not to the future SFJVC company.

We plan to acquire further SFJVC’s at the time they will be formed officially after their approval by relevant China Authorities with details shown in the Table below:

	Acquisition by which subsidiary	Estimated time of SFJVC being formed	Estimated time of completion of acquisition	Estimated Total consideration		Deposit paid up to date		Deposit paid is equivalent to % of equity	Estimated time of progress payments
Enping Prawn PF1	CA	June 2014	August 2016	$20.94	M	$14.56	M	56%	Q1 to Q2 2014
Zhongshan Prawn PF2	CA	Phase 3 Work still in progress, targeting completion Q3 2014	August 2014	$26.20	M	$9.88	M	35%	Q4 2013 & all year round 2014
Fish & eel Farm 2	CA	Phase 3 & 4 work are in progress targeting completion Q4 2015	August. 2016	$26.22	M	$6.0	M	23%	Q4 2013 & all year round 2014 & 2015
Cattle Farm 2	MEIJI	Final work is still in progress	August 2014	$15.88	M	$5.56	M	35%	On or before June 30 2014
WXC businesses	SIAF	Work is in progress until end 2015	Not yet determined	Not fully determined		$4.08	M	Not yet known	Partially in 2014.
NaWei wholesale centers	SIAF	Work is in progress until end 2015	Phase (1) March 2014, new Phases are pending	Not fully determined		$1.03	M	Not yet known	Partially in 2014.

 In accordance with our contract, prior to the official formation of the SFJVC’s the Company will pay an initial deposit and additional deposits as pre-payments to the developer (or owner) of the project as consideration toward future acquisition of the SFJVC upon its official formation.

The total consideration for each purchase of SFJVC is based on its book value at that time of official formation having injected all of the related project’s development assets and liabilities into the SFJVC.

As such the required acquisition cost is funded partly by cash and partly by the off-set of receivable due on the consulting and service fee.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended March 31, 2014 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the three months ended March 31, 2014 results are for the three months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries Capital Award, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SAFS and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation. The results of companies acquired or disposed of during the year are included in the consolidated Financial Statements from the effective date of acquisition.

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

Multiple-Element Arrangements

To qualify as a separate unit of accounting under ASC 605-25“Multiple Element Arrangements”, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company’s multiple-element arrangements are consulting and service under development contract, commission and management service.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $12.254 and $3,765 for the three months ended March 31, 2014 and 2013, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $262 and $542 for the years ended March 31, 2014 and 2013, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the three months ended March 31, 2014 or March 31, 2013.

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

The cost of sleep cod breeding technology license is capitalized as proprietary technologies when technological feasibility has been established. Cost of granting sleep cod breeding technology license is amortized using the straight-line method over its entitled life of 25 years.

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

LAND USE RIGHTS

Land use rights represent acquisition of land use right rights of agriculture land from farmers and are amortized on the straight line basis over the respective lease periods. The lease period of agriculture land is in the range from 10 years to 60 years. Land use rights purchase prices were determined in accordance with the PRC Government’s minimum lease payments of agriculture land and mutually agreed between the company and the vendors. No independent professional appraiser performed a valuation of land use rights at the balance sheet dates.

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

(ii) to eliminate the ownerships interests of a shareholder;

(iii) to increase the market price of the stock that returns capital to shareholders; and

(iv) to potentially increase earnings per share of the stock by decreasing the shares outstanding on the same earnings.

The cost method of accounting for treasury stock shares has been adopted by the Company. The purchase of outstanding shares is treated as a temporary reduction in shareholders’ equity in view of the expectation to reissue the shares instead of retiring them. When the Company reissues the treasury shares, the temporary account is eliminated. The cost of treasury stock shares reacquired is charged to a contra account, in this case a contra equity account that reduces the shareholder equity balance.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2014andDecember 31, 2013, the Company determined no impairment losses were necessary.

 EARNINGS PER SHARE

As prescribed in ASC Topic 260 “Earning per Share”, Basic Earnings per Share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

For the three months ended March 31, 2014 and 2013, basic earnings (loss) per share from continuing operations attributable to the Company’s common shareholders amounted to $0.15 and $0.16, respectively. For the three months ended March 31, 2014 and 2013, diluted earnings (loss) per share from continuing operations attributable to the Company’s common shareholders amounted to $0.14 and $0.14, respectively.

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

For the three months ended March 31, 2013

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31, 2013 and December 31, 2012 were translated at RMB6.27 to $1.00 and RMB6.29 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2013 and March 31, 2012 were RMB6.28 to $1.00 and RMB6.30 to $1.00, respectively.

For the three months ended March 31, 2014

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31 2014 and December 31, 2013 were translated at RMB6.15 to $1.00 and RMB6.10 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2014 and March 31, 2013 were RMB6.12 to $1.00 and RMB6.28to $1.00, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2014 or December 31, 2013, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2014 or 2013.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”).This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate a material impact on the consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate a material impact on the consolidated financial statements upon adoption.

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

PROGRESS REPORTS AND SUBSEQUENT EVENTS.

Table (PS 1) below shows the progress reports and subsequent events on operational affairs of each subsidiary as at Q1 2014

Name of subsidiaries	Operation divisions	Description
SJAP
	Cattle farming & fattening	Development Works are progressing in the corporative farms aiming on increasing their growing capacity to provide the Company with a minimum of 25,000 heads of fattened cattle within current year of 2014.
Fertilizer
Bulk live stock feed
	Concentrated stockfeed	As the increase of fattening cattle will involve more feed being consumed, the production for this division will be increased in 2014.
	Slaugther house	Development work on the slaugther house re-started from April 1st 2014 and expecting operation to begin on or before June 15th 2014.
	De-boning & processing	Development work on the de-boning facilities also commenced on April 1st 2014 as such its operation is expected to begin coordinately with the slaugther house's operatoion.
	Others	The Company is please with the good reception on our Marble meat at the Shanghai Meat Exibition and is confident that our Marble Meat will enhance better profit margin for the Company in 2014. We are targeting production of Marble Meat as early as in June 2014 as soon as the de-boning facilities will be operating.
HSA
	Fertilizer	Steadily increase of sales to the Lake fish men and the grapes farmers are expected for the balance months of 2014, and we are working also on other farming sectors (i.e. the tobacco and tea farmers) within the Linli region and in this respect the Agriculture Department of Linli Government is providing much assistance (i.e. introduction and recommandation) to help us to develop such markets.
	Cattle farming	Development works are in progress, and as of April 30, 2014, half of the hill that is designated for the cattle farm development has been cut and level with all development works are on schedule.
	Crop plantation	Seedling of mixed pastures (including "Yellow Grass" the main cattle feed) have been planted on 300 Mu of land on HS.A's main property with the target to yield up to 7,500 MT of live-bulk stock feed per year (based on 25 MT / Mu / year)which is about 10MT / year / Mu less than the yield at Enping district of Guangdong due to the District of Linli has two months winter at lower temperature than at Enping.
JHST
	Immortal Vegetables	Seedling of Immortal vegetables have been planted during April 2014 and first harvest of 2014 is exepcting sometimes in June 2014 as the plants will be fully grown between a period of 6 to 8 weeks.
	HU Plantation	The HU Plants are growing strongly this season, although there are still a few patches that are not fully recovered from the effects of the winter and the problems of the long lasting diseases, but in general, majority of the plants are looking greenish and strong,therefore we are expecting good harvest for this comming season starting in later part of June.
	Drying & Processing	Our application to Authorities to convert 50 Mu of agriculture land into commercial land is still on going and from our latest enquiry we understand that, it is because the land is more than 40 Mu such that it would require the approval of the Central Government such that it will need longer time to obtain approval (if allowed). Failing which the Company may need to obtain a different piece of land that is already being zoned industrial.
	Others	Works are still in progress on the staff quarters as at end of April 2014, and expecting completion within month of May 2014 which is being delayed by almost one month due to wet weather in April 2014.

Table (PS 2) below shows the progress reports and subsequent events on operational affairs of each subsidiary:

MEIJI
	Cattle Farm (1) or (JHMC)	By the end of April 2014, Cattle Farm (1) has increased its inventory of "Yellow Native Cattle" to over 350 heads among its angus and simentals, and these new cattle are adapting well to the farm's growing conditions.
	Cattle Farm (2)	Development work has been completed recently on Cattle Farm (2) as such pasture crops have been planted and soon stocking of cattle will be commenced as soon as the pasture feed are ready for harvest.
	Others	On November 23, 2013 MEIJI executed an agreement with Dongguan Jinrun Agriculture Co. Ltd (DJAC) to help DJAC develop cattle farms using MEIJI's semi-free ranging cattle system and aromatic feed feeding program (technology) in Xin Feng County where DJAC executed an agreement with the Government to develop cattle farms under a "Helping the Poor" social program.However DJAC reported that their project land has not been allocated by the local Government as at end of April 2014, such that we are expecting a delay on this development.
CA
	Fish Farm (1) (or JFD)	Production in eels and prawns in Quarter one of this years has indicated a good year to come for Fish Farm (1) with consistent production flow and uptrend market prices both in prawns and eels are being expected right through 2014.
	Fish Farm (2)	With the improvement made in 2013 to up-grade Fish Farm (2)'s open dams into RAS dams is now enabling us to increase our grow-out contracts with FF(2) to generate higher volume of sales in sleepy cods and eels from this farm in 2014.
	Prawn Farm (2)	Work to expand its grow-out facility by an additional of 6 tanks started in week (1) April 2014. This expansion is targeted to increase grading frequencies throughout the prawn growing stages allowing us to gauge precise nutrient and supplement levels that are essential to acheive better, more efficient, growth rates. By the end of April 2014, we have placed from the R&D station approximately 200,000 baby eels (averaging about 25 cm each in length) at 3 of the newly constructed RAS open dams in PF(2) for 2nd stage grow-out into averaged size of 350 gram to 400 gram each before they will be placed to Fish Farm (2) or Fish Farm (1) for their 3rd stage grow-out (to an average of 1.3 to 1.5 kg / piece ) and final grow-out to market sized eels (at average size up to 3 to 3.5 Kg each) respectively. In this resepct, we are trying to increase the diversity of Prawn Farm (2) by introducing a 2nd stage grow-out program at PF(2)and if successful, it will help to increase PF(2)'s overall sales revenue.
	Prawn Farm (1)	Development work on Phase (3) of Prawn Farm (1) (including the expansion of prawn production facilities etc) are in progress expecting completion on or before end of September 2014 targeting to double PF(1)'s present production capacity to over 500 MT of prawns / year.
	R & D	The first batch of 400,000 eel fingerlings (sized about 30mm in length) was imported from Madagascar during late February 2014 and placed into the R&D station to study their adaptibility and growth rate in Guangzhou City districts in preparation for importing fingerlings to be grown in our APM farms starting in October 2014 to mid-March 2015. There were fairly high mortality rate with these batch of eel fingerling from Madagascar due to that they have not been fed properly while they were kept at Madagascar, as such the R&D station had hard times in nurturing them back to health resulting in much higher mortalities than originally expected. However by the end of April 2014, the R&D station managed to save over 300,000 baby eels with majority of them reaching 25 cm in length.Some 200,000 baby eels has been sold by the R&D station to Prawn Farm (2) for their 2nd stage of grow-out.
	New Prawn Project Zhongshen	A project focused on the prawn and hydroponic industries made up of the following components:
* the Project is situated at Zhongshan City, Heng Men Ken District Agriculture Villiage lot E009 to E057 totaling 48 lots measuring up to 3,600 mu (equivalent to about 595 aceas) allotted for the first years of development with a further 4,400 Mu allotted for future development making total land area available for the Project to be 8,000 Mu (equivalent to about 1,320 acres).
* The Project will be developed in many phases within a period of no less than 20 years having commenced in December 2013, and consisting of a gradual development and construction of: (1) Prawn aquaculture farms targeting production of up to 300,000 MT / year that includes Brood stock stations, Hatchery, Nursery, and Grow-out facilities; (2) Hydrophonic farms targeting the production up to 20,000 MT of flowers, vegetables and berry fruits per year; (3) Major value added processing and packaging industries for prawn products and prawn stock feed; (4) Seafood wholesale markets and logistic centers for the distribution and sale of live prawns, prawn products, and hydronic grown produce; and (5) other ancillary industries that when added to the Project as a whole wlll help to generate more than 80,000 jobs as a result of this giant industry.
* The prawn aquaculture farm development will be using CA's APM technology and management system, wherein CA will be engaged as the master engineering consultant, manager of business operations, and marketer of the Project's produce and products).
* The Project owner will be a Sino Foreign Joint Venture Company (SFJVC) formed between Ocean Glory Development Co. Limited (OGDC) (a HK Incorporation) and a group of businessmen from the Zhongshan City,(the Parties) whereas CA granted OGDC a developer license with the right to develop the Project using CA's APM technology and management systems. In this respect, the process for the parties to apply to relevant Authorities to form the SJVC started on March 15, 2014 and expecting completion on or before April 31 2014. Although the SJVC has not been officially formed however the Government has already granted land leasing rights to the parties with the understanding that once when the SJVC is official the said leasing right will be transferred to the SFJVC.

Table (PS 3) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

	Zhongshan New Prawn Project: Progress information:	* On May 5th 2014, the Sino Foreign Joint Venture Company (SFJVC) was official formed between Glory Ocean Development Co. Ltd (A HK incporation owned by a group of Hong Kong investors,"GODL") and Zhongshan SunWooAgriculture Development Co. Ltd (A Chinese incorporated corporation owned by the Chinese investors, "ZSSW").
* Name of the SFJVC is "Zhongshan City A Power Agriculture Development Co. Ltd".("ZSAPAD") Its business Address is at: Second Floor, Block #1, District#5, No. 40, Bo Ai Si Road, East District, Zhongshan City. Registered Capital of the SFJVC for this year is US$5 million.
* A Consulting and Service Contract has been executed between ZSAPAD and CA on May 8th 2014 which establishes CA to establish CA as the management of the development of the Project in accordance with following principal terms and conditions:
* Owner and developer of the Project is : ZSAPAD who is responsible (1) to develop the Project including all financial responsibilities;(2) to appointed CA as the Management of the development of construction of the project; (3) to appoint CA as the management of all related developed operation, master engineer of the Project and marketing right to market and to sell all produces and products that will be produced through the Project's developed operations and (4) to pay all development cost invoiced by CA (including all cost from sub-contractors and suppliers) on the Project, (5) to liaise and to carry out necessary work with all Authorities and Government official to make sure that the Project developments and related developed business operations will be performed smoothly and to within all regulated Chinese Laws and regulations.
* CA has following resposibilities: (1) To allow the project to use CA's APM Fishery & Hydroponic technologies and all management systems for the operation of all developed APMs and hydroponic farms. (2)To manage and in charging all developments of the Project including engineering, construction and business operation (including the appointments of all sub-contractors and suppliers), (3) to invoice and to bill ZSAPAD for all developments associated and related to the Project (including all sub-contractors and suppliers) with pre-agreed marked up margins between ZSAPAD and CA; (4) to provide training to all personnel of ZSAPAD for the operation of the developed businesses; (5) to provide supervision on the development and construction of the Project to ensure performances of all developments of the Project are on target and within schedule and (6) to help and to procure on behalf of ZSAPAD a project finance up to US$60 million to cover part of the total development expenditure totaling US$166 million for the development of Phase (1) Stage (1) of the Project targeting to be completed on or before May 15, 2017 for the production up to 10,000 MT of live seafood (including prawns, eels, fish and other shell fish etc).
* Payment terms: ZSAPAD will pay all CA's billings within 120 days to 180 days (maximum) prior to obtaining the said financing of US$60 m and (ii) After obtain the said financing, ZSAPAD will pay all CA's billings within 60 days and 90 days (maximum)
*Shareholders of ZSAPAD (GODL and ZSZW) agree to grant CA (or its nominee) an option of purchase of ZSAPAD at a future date that will be decided by CA and at purchase cost calculated to the total development cost of the Project.
* Attachment marked "Exhibit Zhongshan New Prawn Project" is attached to this 10Q1 report.

SIAF		Please refer to 10K 2013 report
or (Corporate)	Imports & trading
Madagascar
WHX (or restaurant developments & business)
NaWei (or wholesale centers developments & businesses)

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

None

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this quarterly report, we issued an aggregate of 11,909,999 shares of our common stock to Chinese persons. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Section 4(2). The shares were issued in consideration for extinguishment of debt in the aggregate amount of $6,019,125.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

+filed herewith

* furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

May 15, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 15, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer Principal Financial Officer Principal Accounting Officer)

May 15, 2014	By:	/s/ TAN POAY TEIK
Tan PoayTeik Chief Marketing Officer and Director

May 15, 2014	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary and Director

May 15, 2014	By:	/s/ YAP KOI MING
Yap Koi Ming Director

May 15, 2014	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

May 15, 2014	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Director

May 15, 2014	By:
Soh Lim Chang Director

