Form 10-K/A
period 2013-12-31
Sino Agro Food, Inc.
filed 2014-07-01
CIK 1488419

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

There were 160,198,043 shares of common stock outstanding as of June 25, 2014.

Documents incorporated by reference:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of Sino Agro Food, Inc. originally filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2014 (the “Original Filing”). This Amended Annual Report is being filed to address certain comments received by the Company from the SEC on the Form S-1/A filed with the Commission on December 24, 2013, which Form S-1/A was withdrawn on May 5, 2014.

Other than the foregoing and the inclusion of our recently appointed chief financial officer in Item 10 hereof, this Amended Annual Report speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

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

Business Overview and Introduction

We introduced our business activities in China in 2006 as an engineering consulting company that specializes in building agriculture and aquaculture farms and the development of related business operations. We use our expertise and know-how in specific agriculture and aquaculture technologies, including:

•	Our A Power Re-circulating Aquaculture System and related technology
•	Our cattle growing, feeding and caring technology
•	Design engineering, construction, project management, business operations and information systems for indoor and outdoor fishery and cattle farms and hydroponic vegetable farms, adaptable to various climate and growing conditions
•	Producing organic, green and natural agriculture produce
•	Ongoing operational management, including sales and marketing, for aquaculture fishery farms, cattle farms, produce farms, and products. We performed all these business functions successfully in Australia and Malaysia since 1998.

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

Exhibit 1, Chart 1(a) represents our group organization structure:

Exhibit 1, Chart 1(b) shows how our unincorporated companies fit into our corporate structure:

Sino Agro Food

Group Corporate Structure (Unincorporated Project Companies), as at 31 December 2013

SINO AGRO FOOD INC
Nevada, USA
(SIAF)
Ultimate Holding Company
100%
100%
Capital Award Inc
Belize
(CA)
Macau EIJI Company Ltd.
Macau
(MEIJI)
23%
56%
35%
31%
Zhongshan A Power Prawn Culture Farms Development Co. Ltd.
China
(ZSAPP)
Enping City A Power Prawn Culture Development Co. Ltd.
China
(EBAPCD)
Enping City A Power Beef Cattle Farm (2) Co. Ltd.
China
(EAPBCF)
Guangzhou City A Power Nawei Trading Co. Ltd.
China
(Wholesale & Seafood Centre 1)
(APNW)
Incorporated Subsidiaries
Unincorporated Project Companies

Notes:	1. The “Unincorporated Project Companies” are private companies formed in China with Chinese citizens acting as their legal representative as required by Chinese law. These companies’ names will be changed in accordance with the names granted by relevant authorities once their corresponding Sino Foreign Joint Venture companies (SJVC) have officially been formed.

2. The % shown above represents the payments toward their respective purchases in equivalent to the equity % of the respective SJVCs pending the official approval for the formation thereof.

Exhibit 2: Abbreviated Names of the Entities

Incorporated Companies

#	Abbreviation	Names of Entity	Date Formed

1	SIAF	Sino Agro Food, Inc.	1974

2	CA	Capital Award Inc.	2003

3	MEIJI	Macau EIJI Company Ltd.	2005

4	APWAM	A Power Agro Agriculture Development (Macau) Ltd.	2007

5	TRW	Tri-way Industries Ltd. (Hong Kong)	2009

6	CS	Capital Stage Inc.	2003

7	CH	Capital Hero Inc.	2003

8	JHST or HU Plantation	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	2009

9	JHMC or Cattle Farm 1	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	2012

10	SJAP	Qinghai Sanjiang A Power Agriculture Co. Ltd.	2009

11	JFD or Fish Farm 1	Jiangmen City A Power Fishery Development Co. Ltd.	2011

12	HSA	Hunan Shenghua A Power Agriculture Co. Ltd.	2011

13	SIAFS	Sino Agro Food Sweden Aktiebolag	2013

Unincorporated Project Companies

#	Abbreviation	Names of Entity	Date Formed

14	APNW or Wholesale Center 1	Guangzhou City A Power NaWei Trading Co. Ltd. China	2012

15	ZSAPP or Prawn Farm 2	Zhongshan A Power Prawn Culture Farms Development Co. Ltd. China	2012

16	EBAPCD or Prawn Farm 1	Enping City A Power Prawn Culture Development Co. Ltd. China	2011

17	EAPBCF or Cattle Farm 2	Enping City A Power Beef Cattle Farm 2 Co. Ltd. China	2011

18	Fish & Eel Farm 2	XinHui City Gao A Power Aquaculture Fishery Development Co. Ltd.	2011

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

Slaughter and deboning of cattle and value added processing of beef products

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

Notes:

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

Prawn Fingerlings ( or prawn fries ): In this Annual Report, we refer to “prawn fingerlings” of all species including our Mexican White Shrimp (baby shrimp that are 7 to 10 days old after hatching) and our LawZi River Prawns (baby prawns that are 21 to 28 days old after hatching).

Dates

Our fiscal quarters are aligned to the calendar year, so that in this Annual Report we often refer to dates in a quarterly format (i.e., Q1, Q2, Q3 and Q4) along with the year. Q1 represents January through March, Q2 means April through June, Q3 refers to July through September, and Q4 means October through December.

Summary of Our Sino Foreign Joint Venture Companies (“SJVC’s”)

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

Examples: JHMC and JFD.

This method is typically used in connection with projects that we built and developed for our Chinese investors such that these Joint Venture Agreements bear standard terms and conditions in which the investors agree to certain terms which are described in greater detail under the heading “Our Sino Foreign Joint Venture Companies” below.

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

Our strategy is to identify agriculture projects with strong growth potential linked to sales demand where small farmers lack commercial scale and expertise, and where they benefit with our strategic alliance approach. This provides a mutually beneficial outcome for local small farmers who cooperate with us as an intermediary to produce the goods to supply our farms. We also work with local governments, and with their help we introduce and initiate Farmers Cooperatives, such as in Huangyuan County, Xining City. This concept of strategic alliance with small hold farmers under a Cooperative Farming Model is based on the following key characteristics and value enhancers:

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

Thus far, our recycling programs built into the development designs of the each project are revenues that offset all related costs in environment treatments as operational cost (e.g., cattle wastes are recycling into raw material for our organic fertilizer manufacturing or channeled into our cropping field to grow pastures to feed back to our cattle, and all solid wastes from our fishery operations are being collected and applied as liquid fertilizer to grow our plants and in future to grow our hydroponic plants) and we don’t use harmful chemical in our fishery or cattle fattening production as such we do not believe that we have any material and adverse environmental impacts. Accordingly, to date we have clean bill of cost as far as environmental issues are concerned and they were not treated as cost of environmental impacts but as operational costs.

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

•	As such the required acquisition cost is generally funded partly by cash and partly by a receivable owing on the consulting and service fee.

Vertical Integration in our Organic Beef and Cattle Business at SJAP

Currently, SJAP is developing the following mutually supportive activities:

•	In-house Research and Development in enzyme and feed technologies, growing techniques, management systems, breeding stocks, analysis and formulation, marketing and sales, logistics and transport, and other aspect of SJAP’s industry. “Continuous Improvement” activities in all parts of the business.
•	Manufacturing of organic fertilizer since 2009.
•	Manufacturing of Bulk Livestock Feed since 2010.
•	Manufacturing of Concentrated Livestock Feed since March 2013.
•	Cattle growing and rearing since 2010.
•	Farming cooperative (initiated and formed in 2010; the cooperative currently includes over 100 members from 22 cooperative farms).
•	Slaughtering, deboning and value added processing of cattle, beef meats and products are in start-up mode, with trial operations since January 2014.
•	Marketing, sales and distribution network discussions initiated during Q4 2013 with some of the first and second tier wholesalers and distributors in Beijing City, Shanghai City and Guangzhou City to prepare for sales starting in January 2014 of meat from our abattoir. However the construction work was delayed due to the lack of delivery of some of the plants and equipment caused by the winter climate. (For further information please see the section entitled “Under Progress Report and Subsequent Events” in the MD&A).
•	Construction of our enzyme factory is in on hold until the end of winter in the Tibetan Plateau. By December 7, 2013, we had completed leveling land on the factory site. Our winter season prevents further construction work until late April or May 2014.
•	Development of marsh gas station that completes our environmental program to recycle all of our cattle waste is in the research and analysis phase. When completed, it will supply electricity to our neighbors in Huangyuan District, and its by-products become raw material for the manufacture of organic fertilizer. This latest SJAP contribution adds to the ways we service our corporate social responsibility in Qinghai Province.

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

Prawn Farm 2:

Originally Prawn Farm 2 was developed as a hatchery and nursery to produce prawn fingerlings for sale to regional prawn farmers. Through Q2 2013, the Company produced and sold mainly Mexican White Prawn fingerlings. During Q1 2013, we successfully bred our second generation of LawZi brood stock prawns crossed between the wild species and domestic species, and began to sell LawZi Prawn fingerlings in Q3 2013. At present, we are conducting trials to adapt our indoor growing environment for eels.

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

Simmental Cattle

The cattle we grow are primarily Simmental (a common breed introduced to China in the early 20th century), Charolais, and some Angus cattle. In general, we buy six to eight months old cattle when they have established their body frames, then they will be fattened either by us in our indoor cattle stations or by our cooperative farmers at their own farms for a further 6 to 10 months until they will reach a body weight averaging 700-800 Kg per head and sell them as live cattle to the wholesale cattle buyers. It is because our cattle are well fed and healthy with better meat recovery rates such that we normally get premium prices that are about 10% above the daily market averages. We also earn between 10 to 12% from buying the cattle back from the cooperative farmers and resold to the cattle wholesalers. Since January 2014, we slaughter our own cattle, and process the meat in our deboning and packaging facility.

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

CA’s standard principal terms and conditions for Fishery Development Consulting and Service Contracts are outlined below:

•	The Contracting parties: CA is the consulting and service provider (as the turnkey contractor), and the Chinese businessmen and investor group is the Developer of the Project.
•	Development schedules for the project.
•	Responsibilities and obligations of the parties: CA is to build the fishery project (including development of its business operation) using our APRAS technology, systems, know-how, and management expertise and systems for and on behalf of the Developer such that the Developer is responsible to pay CA for its work (inclusive all sub-contractors and suppliers appointed by CA) in a timely manner (normally a 60 days term).
•	Provision clauses allow CA to appoint and to select sub-contractors and suppliers.
•	Extra work and additional work and extra cost provisions.
•	Warranty and limitation of liabilities.
•	Scope of work and lists of supplies (including all plant and equipment).

•	Installation, training and commissioning of the developments and business operation.
•	Granting to CA of right of management of operation, and marketing and sales of the produce and products from the farm’s operation.

CA has entered into several CSC’s. Their information and status are shown in the table below:

Name of the Developments	Fish Farm 1	Prawn Farm 1	Fish Farm 2: The Fish & Eel Farm	Prawn Farm 2: Hatchery, Nursery & Grow-out Farm

Abbreviation of Company Name	JFD	EBAPCD	Fish & Eel Farm 2	ZSAPP

Location	Enping	Enping City	Xin Hui District, Jiang Men	San Jiao Town, Zhong San City

Annual Capacity (as designed)	1,200 MT	2013=400MT 2014=800MT 2015=1200 MT	2014=800 MT 2015= 1600 MT 2016=2000MT	2013: 1.6 Billion Fingerlings and 400MT Prawns increasing yearly. By 2015:3.2 billion Fingerlings and 1200 MT Prawns

Land Area or Built Up Area	9,900 m2	23,100 m2	165,000 m2	120,000 m2

Current Phase and Stage	Fully Operational	2 phases and road work	4 Phases	3 phases

Date Development Commenced	July 2010	Phase 1: June 2011 Phase 2.1 + 2.2 Road Work: Aug 2012	Phase 1: January 2012 Bridge & Road Oct. 2012 Phase 3: 2013 Phase 4: 2014	Phases 1 and 2: May 2012 Phase 3 2014

Estimated Completion Date	June 2011	Phase 1: Dec. 2012 Phase 2: Q1 2013	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase 3 & 4: 2015	Phase 1 Dec. 2012 Phase 2 December 2013 Phase 3 Dec. 2014

Contractual Amount (in Millions of U.S. Dollars)	$5.3M	Phase 1: $11.6M Phase 2: $6.39M Road Work: $2.94M	Phase 1: $8.73M Bridge & Road $2.48M Phase 3 $4.38M Phase 4 $10.63M	Phase 1 $9.26M Phase 2 $8.42 M Phase 3 $11.5M

% complete as at December 31, 2013	Fully Operational	In operation Phase 2 is the expansion work begun in Q4 of 2013	Phase 1 completed Bridge & Road completed Phase 3 43% and Phase 4 not started	Phase 1 fully operational Phase 2 in operation Phase 3 work started during Q4 of 2013

Notes:

(a) The proposed company name for Prawn Farm 2, our future SJVC, is Zhongshan A Power Prawn Culture Development Co. Ltd. (“ZSAPP”). Prawn Farm 2 has generated income since May 2012. Phase 2 production of prawns began in August 2013. Production begins after construction phases complete. The work that was completed during Q2 2013 included the development of: (i) an additional indoor prawn nurturing apartment, (ii) three brood stock open dams with all under-ground in built filtration systems that capable of holding up to 3,000 mother prawns at a time, (iii) all external fences of the farm, and (iv) two open dams with all in built filtration systems that has the capacity to grow out up to 12 MT of fish per year and all associated infrastructure. There are 30 Mu (equivalent to 5 acres) of land that has been reserved for the construction of an indoor APRAS farm designed with the capacity to grow up to 1,200 MT of prawns per year at the complex. Its construction work was planned to start during Q1 2014 when most of the existing open dams’ work was to have been completed. However as of the date of this Annual Report, works in the open dams are still in progress, such that the said APRAS indoor farm work will be delayed until the end of Q2 2014. The Company has prepaid $5,558,057 toward the consideration of its future SJVC toward the assets of the fully developed farm, equivalent to just under a 45% equity interest in ZSAPP, the future SJVC that we target to formalize during 2014.

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

Beijing Cattle Farm

In February 2013, we entered a joint venture with a group of businessmen (the “Chinese Party”). We started setting up a Cattle Station and related facilities (the “Beijing Cattle Farm”) on a block of leased land measuring about 130,000m 2 within the Central Cattle Market and Facility of Beijing City to act as an intermediate housing to grow our Aromatic Beef cattle and to sell together with our Aromatic Cattle from JHMC through regional distributors, and in turn to some of the top hotels and restaurants chains in Beijing City, and also through wholesale shops that the Joint Venture intends to develop (“Operation of Sales”). The development of wholesale shops fits well as part of our interstate wholesale and distribution development plan that we mapped for some of the big cities in China. This one in Beijing City is the beginning of such a plan being put into motion.

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

SJAP now has twelve cattle houses, with our smaller buildings housing a minimum of 200 head and larger cattle houses accommodating up to 350 head. Additional cattle houses are under construction. Sometime in 2014, we intend to rent part of our cattle housing to our cooperative farmers upon full development of all our cattle houses. Early in 2014, we will provide slaughter and deboning services to farmers at our abattoir and deboning facilities. SJAP received a business permit from the Chinese authorities on April 17, 2013, and construction commenced on April 21, 2013 on the abattoir, deboning factory, and related packaging facility. Since it is rare and difficult to obtain a permit for an abattoir facility in China, having this facility is expected to become a very valuable asset. Trial runs of the slaughter facilities commenced in December 2013. Phase 1 is newly operational.

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

The following table shows the current average mark-up margin for most of the sellers and operators in the beef trade in China:

Type of wholesalers, distributors or retailers	Mark-up Margin in Localities (Low / High)
	Tier 1 Cities	Tier 2 and Tier 3 Cities	Tier 4, Tier 5 & Lower Cities
Slaughter cum deboning houses	30% / 35%	33% / 38%	39% / 42%
1st tier wholesalers and distributors	10% / 12%	12% / 15%	15% / 20%
2nd and 3rd tier wholesalers and distributors	15% / 20%	18% / 25%	20% / 30%
1st tier retailers (i.e. supermarket chains)	22% to 35%	22% / 35%	22% / 35%

Our marketing strategy to sell our beef meats and beef products targets the middle class consumers through the following developments:

Development Items and Marketing Channels	Estimated Annual Beef Production in Metric Tons (MT)			Shares of Sales
	2014	2015	2016	2014	2015	2016
	6,000	9,000	18,000
Develop up to five sales and distribution outlets in Guangzhou, Beijing, Tianjin, Chongqing and Shanghai City
(A) Existing localized 1st, 2nd and 3rd tier wholesalers and distributors in these cities				60%	45%	35%
(B) Own sales and distribution outlets*				40%	30%	30%
Develop up to five sales and distribution outlets in Fuzhou, Changsha, Suzhou, Shenzhen and Xiamen City
(A) Existing localized 1st, 2nd and 3rd tier wholesalers and distributors in these cities					15%	20%
(B) Own sales and distribution outlets *					10%	15%

*Our own sales distribution outlets will include the development and operation of the following:

•	1st and 2nd Tier Wholesale and Distribution Network directly competing with existing local wholesalers.
•	Distribution and service networking into supermarket chains
•	Franchising of “Bull” Restaurants that will sell our own beef and beef products
•	Franchising of retail butcher shops similar to the Beijing shop.

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

With the slaughterhouse, deboning and value added processing activities since Q1 2014, we expect rapid growth of year on year revenue and profits for SJAP thereafter. The table below lists examples of SJAP’s revenue that we expect to be generated from one head of cattle.

Assumptions: Cattle is purchased at 15 to 16 months old and fattened for a period of five to six months, then slaughtered and de-boned. 10% of the beef meat will be used for value added processed beef products. Revenue generated from marketing division is excluded.

PER HEAD OF CATTLE
Revenue Components	Quantity	Average Unit Price in RMB		Revenues	Average Yielding Information & Statistics
(Ex-factory)		At cost	Sales value
Organic Fertilizer	1 MT	650 / MT	1200 / MT	1,200	Fertilizer /Mu / year	0.65 MT	1 Mu = 660 m2
Bulk Livestock Feed	3 MT	705 / MT	1250 / MT	3,750	Bulk livestock feed	6 MT / year	consumption
Concentrated Feed	600 Kg	1500 / MT	2600 / MT	1,560	Concentrated feed	4 Kg / Day	consumption
Live Cattle	Live-weight	27 / Kg	29 / Kg	22,330	Harvest of pasture	3.5 MT / Mu	yield / Mu/year
Slaughterhouse	Service fee	2200 / head	5000 / head	5,000	Average weight /cattle	500 kg / head	15 to 16 months old
Meats	423 Kg	65 / Kg	78 / Kg	32,995	Average weight /cattle	770 Kg / head	20 to 22 months old
Bones	116 Kg	Nil	60 / Kg	6,960	Average weight gain	1.5 Kg / day	Fattening period
Value added Beef products	42 Kg	78 / Kg	156 / Kg	6,552	Meat recovery rate	55%	423 Kg / head
Government Subsidy	1 head			1,000	Bone weight	25%	116 Kg / head
Total Revenue				81,347	Value added product	10%	42 Kg / head

As primary producer, SJAP’s revenue generated from one head of cattle	= RMB 29,940.
As a value added processor, SJAP’s added revenue generated from one head of cattle	= RMB 51,507.
Total Revenue Generated from one head of cattle	= RMB 81,347.

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

The table below shows SJAP’s targeted production:

Revenue Component	2013	2014	2015
Organic Fertilizer	40,000 MT	40,000 MT	40,000 MT
Bulk Livestock Feed	60,000 MT	60,000 MT	60,000 MT
Concentrated Feed	20,000 MT	30,000 MT	40,000 MT
Live cattle
• from our farms	4,000 heads	6,000 heads	9,000 heads
• cooperative growers	4,000 Heads	6,000 heads	9,000 heads
Slaughterhouse
• Cattle	0	20,000 heads	35,000 heads
• Sheep	0	75,000 heads	110,000 heads
Deboning meats	0	6,000 MT	9,000 MT
Deboning Bones	0	1,500 MT	2,250 MT
Meat Products	0	450 MT	1,350 MT

Note: Sheep are raised by our cooperative growers and regional farmers.

The average of cattle prices in fiscal year 2013, live cattle wholesale prices are RMB29 per Kg live weight for 2 to 3 years old beef cattle, representing a steady increase of 5 to 8% over fiscal year 2012. However, prices increased sharply for beef cattle below one year old (priced between RMB32 to RMB34 per Kg live weight) representing a strong increase of over 12% between year 2012 to 2013. This indicates that there is greater demand for young cattle to be reared into mature cattle as the mature cattle market is becoming more stable and profitable. Current beef meat (in general, grade equivalent to meats de-boned from 2 to 3 year old beef cattle) sells at wholesale between RMB80 to RMB92 per Kg, depending on quality specifications, for locally produced meats that have been food safety certified and processed by food safety regulated slaughterhouses and deboning facilities.

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

SJAP’s abattoir, meat deboning, meat packaging, and cold storage facilities started trial operations in December 2013. Limited production began in January 2014.

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

Summary of the major work carried out during fiscal year 2013:

We believe that all development work carried out during fiscal year 2013 demonstrated good progress including:

•	Our own Trading Center is now operating (although finish work is on-going)
•	Leonie Chain’s Central Kitchen is 100% completed
•	The Central Bakery has operated since May 2013
•	Four restaurants are completed, with renovation and alternation work in progress on Restaurant (1) and Restaurant (5) started business on March 28th 2014.
•	SJAP has completed all essential construction work on its slaughterhouse and deboning facilities and had a trial run of slaughtered and deboned 100 heads of cattle in November 2013 and the production of Marbled beef in March 2014.
•	JHST has completed the revitalization program of its HU Plantation (i.e., new irrigation systems with automatic sprinklers, replacing with organic soil, planting with immortal vegetables in between each row of the HU plants, extension of staff quarters with accommodation now for more than 40 workers at one time), planting 13 acres of Immortal Vegetables, and building associated nursery
•	Prawn Farm 1 commenced operation
•	The Beijing Cattle Farm and wholesale shop began operating
•	Prawn Farm 2 completed three prawn grow-out open dams with RAS systems and successfully bred fingerling of LawZi Prawns from our second and third generation brood stocks
•	We established facilities in Madagascar and in turn importing from Madagascar
•	HSA successfully produced the Lake Fish organic fertilizer.

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

1 OECD-FAO Agricultural Outlook 2013 [Chapter 2 Feeding China: Prospects and Challenges in the Next Decade, page 52]

On the demand side, population growth will continue, albeit at a slower rate of 0.3% p.a. compared to 0.5% p.a. in the past decade. The rapid increase in urban population will continue to impact on food demand patterns. While the UN projects a total population increase of some 38 million people (to 1.392 billion by 2022), urban population may increase by 138 million over this period. In 2011, the average net income of urban dwellers was almost three times that of rural dwellers. Not only does food consumption appear higher in urban contexts, which are associated with higher incomes, consumption of meat and dairy and fish products are also much higher. These demographic trends will support changes in diet structure, implying growth in the demand for feed grain and protein meal. They also place higher demand for modern and efficient food marketing chains that establish quality and safety regimes that must be met by supply chains reaching down to the primary sector. Nevertheless, as measured by current data on apparent consumption, consumption of both meat and fish in China on a per capita basis is similar to many OECD countries and an appropriate issue is how much the composition of protein intake will change over the coming decade.2

China’s real GDP growth is expected to moderate to around 7.7% in 2014-18 (compared to 10.5% during 2000 and 2007), as the country rebalances its growth model towards growth driven by domestic consumption. Implementation of structural reforms will also be a critical factor in driving the Chinese economy towards sustainable development and growing beyond the middle-income trap.3

GDP growth for 2013 continued at more moderate growth levels as the economy is shifting its growth model. Key indicators for 2013 show overall stable macroeconomic conditions and an anticipated slight slowdown in growth for most of the indicators. In sum, economic growth in 2013 stabilized at similar levels to 2012. As a sign of China’s economic transformation, 2013 marked the first year that the tertiary sector accounted for the largest share of GDP. Following the government’s announcement of bold reform plans, 2014 will indicate how the government aims to implement its new economic policies. Strengthening the role of markets will take time to implement with significant results unlikely to be noticeable in the short-term. Reforming the Chinese economy and shifting the emphasis toward quality and efficiency will be accompanied by a structural slowdown with policy experimentation taking place in areas including investment, international trade, land rights, and pricing mechanisms.

Most GDP growth estimates for 2013 proved too bullish and were revised downward over the year. Growth expectations for 2014 are significantly lower than in the previous year as most analysts anticipate GDP growth to stabilize at between 7.4% and 7.8%. President Xi Jinping has used the first months to manifest his powerbase after the leadership transition was completed in 2013 with a strong priority on economic reforms. As China begins to implement the 60-point reform program issued by the Central Committee’s Third Plenum in November 2013 a key challenge to achieving steady economic growth will be to set priorities and coordinate the reform efforts. Most certainly implementation of new long-term policy goals will hit some roadblocks, but growth is highly unlikely to fall below 7% over the next few years.4

Agriculture in China

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

About 40% of China’s population of 1.3 billion is employed in the agricultural sector, and agriculture contributes about 11% to China’s GDP.5

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

2 OECD-FAO Agricultural Outlook 2013 [Chapter 2 Feeding China: Prospects and Challenges in the Next Decade, page 52]

3 OECD Economic Outlook for Southeast Asia, China and India 2014 Pocket Edition [page 3]

4 China Economic Outlook 2014, German Chamber of Commerce in China [pages 1-2]

5 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011 [pages 1-1 and1-8]

China’s Support for Agriculture

Traditionally, China’s government support for agriculture was low compared to that of developed countries, such as the United States and the member states of the European Union, but in line with that of other rapidly growing economies, according to the United States International Trade Administration, or the USITC. As measured by the OECD’s PSE,6 the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose to 9% in 2007. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to the USITC.

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

6 OECD: PSE is defined as the estimated monetary value of transfers from consumers and taxpayers to farmers, expressed as a percentage of gross farm receipts (defined as the value of total farm production at farm gate prices), plus budgetary support.

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

Food quality and food safety are important factors affecting Chinese food preferences. High income urban groups that focus their spending on high-quality products also seek assurance that their food is safe. Safety concerns can determine where certain foods are bought: fresh produce is usually purchased at a wet market as fresher produce is perceived to be safer, while meats are increasingly bought at a supermarket because of the availability of cold storage.7

Aquaculture

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

“Aquaculture will be an essential part of the solution to global food security. We expect the aquaculture industry to improve its practices in line with expectations from the market for sustainable and responsibly produced seafood,” says Jim Anderson,8 Bank Advisor on Fisheries, Aquaculture and Oceans and co-author of the report.

The Market for Seafood in China

The information in this section, including graphs, is taken from the USDA’s GAIN Report Number CH12073 of December 28, 2012 unless otherwise stated.9

7 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011.

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

Total Aquatic Products Production

China has the world’s largest aquatic production. By 2010, its market share had risen to 35% from 7% in 1961.10 Total 2012 aquatic production in China is estimated to increase four percent over last year to reach 58 million tons, compared to the 56 million tons in 2011 and 53.7 million tons in 2010, according to the USDA. Fish production accounts for 59% of the total aquatic production, followed by shellfish and crustaceans at 22.6% and 10%, respectively. Fish production is, according to the USDA, expected to continue its upward growth trend to reach 34.5 million tons in 2012, up from 33 million tons in 2011 and 31.3 million tons in 2010.

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

10 The State of World Fisheries and Aquaculture 2012, FAO

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

14 Frost & Sullivan: China’s beef market has great growth potential.

15 Meat - OECD-FAO Agricultural Outlook 2012-2021

16 Frost & Sullivan: China’s beef market has great growth potential

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East - which enable residents to afford more expensive food items - demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.17

GOVERNMENT REGULATION

Regulation of M&A and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce (the “MOC”), the State Assets Supervision and Administration Commission, the State Administration of Taxation (“SAT”), the State Administration of Industry and Commerce (the “SAIC”), the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (the “SAFE”), jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rule”), which became effective on September 8, 2006 and was amended on June 22, 2009. The M&A Rule includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its official Website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC. The application of this new PRC regulation remains unclear, with no consensus currently existing among leading PRC law firms regarding the scope of the applicability of the CSRC approval requirement.

The M&A Rules also establish procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise.

In February 2011, the General Office of the State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“Circular 6”), which established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Under Circular 6, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire “de facto control” of domestic enterprises with “national security” concerns. In August 2011, the MOFCOM promulgated the Rules on Implementation of Security Review System (“MOFCOM Security Review Rules”), to replace the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by the MOFCOM in March 2011. The MOFCOM Security Review Rules, which came into effect on September 1, 2011, provide that the MOFCOM will look into the substance and actual impact of a transaction and prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions.

Regulation of Foreign Currency Exchange and Dividend Distribution

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (“FX Regulations”), which were last amended in August 2008. Under the FX Regulations, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. On August 29, 2008, the SAFE issued a notice, Circular 142, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, the SAFE increased its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without the SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer cash or other assets from Sino Agro Food, Inc. and/or our other non-PRC subsidiaries into our subsidiaries in the PRC, which may adversely affect our business expansion and we may not be able to convert the net proceeds into RMB to invest in or acquire any other PRC companies, or establish other VIEs in the PRC.

 17 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012.

Dividends paid by a PRC subsidiary to its overseas shareholder are deemed income of the shareholder and are taxable in the PRC. Pursuant to the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), foreign-invested enterprises in the PRC may purchase or remit foreign currency, subject to a cap approved by the SAFE, for settlement of current account transactions without the approval of the SAFE. Foreign currency transactions under the capital account are still subject to limitations and require approvals from, or registration with, the SAFE and other relevant PRC governmental authorities.

In October 2005, the SAFE promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles (“Circular 75”). Under Circular 75, which was issued by SAFE effective November 1, 2005, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to the registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company. Moreover, Circular 75 applies retroactively. As a result, PRC residents who, prior to November 1, 2005, had established or acquired control of offshore companies that had made onshore investments in the PRC prior to were required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006.

Since May 2007, the SAFE has issued a series of guidance to its local branches with respect to the operational process for the SAFE registration under Circular 75. The guidance provides more specific and stringent supervision of the registration required by Circular 75. For example, the guidance imposes obligations on onshore subsidiaries of an offshore entity to make true and accurate statements to the local SAFE authorities regarding any shareholder or beneficial owner of the offshore entity who is a PRC citizen or resident. Untrue statements by the onshore subsidiaries will lead to potential liability for the subsidiaries and, in some instances, for their legal representatives and other related individuals.

Under the relevant rules, failure to comply with the registration procedures set forth in Circular 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including increases in its registered capital, payment of dividends and other distributions to its offshore parent or affiliate and capital inflows from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. PRC residents who control our company from time to time are required to register with the SAFE in connection with their investments in us.

On December 25, 2006, the People’s Bank of China (the “PBOC”) issued the Administration Measures on Individual Foreign Exchange Control and related Implementation Rules were issued by the SAFE on January 5, 2007. Both became effective on February 1, 2007. Under these regulations, all foreign exchange transactions involving an employee share incentive plan, share option plan, or similar plan participated in by onshore individuals may be conducted only with approval from the SAFE or its authorized branch. Under the Notice of Issues Related to the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Listed Company (“Offshore Share Incentives Rules”), which was issued by the SAFE on February 15, 2012, PRC citizens who are granted share options, restricted share units or restricted shares by an overseas publicly listed company are required to register with the SAFE or its authorized branch and to comply with a series of other requirements. If we, or the PRC employees of ours who hold options, restricted share units or restricted shares fail to comply with these registration or other procedural requirements, we, and/or such employees may be subject to fines and other legal sanctions.

The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), which was amended in October 2000, and the Administrative Rules under the Foreign Investment Enterprise Law (2001). Under these regulations, foreign investment enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends.

Laws and Regulations Related to Employment and Labor Protection

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (“Employment Contract Law”), which became effective as of January 1, 2008 and was amended on December 28, 2012. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

Pursuant to the Employment Contract Law, employment contracts lawfully concluded prior to the implementation of the Employment Contract Law and continuing as of the date of its implementation shall continue to be performed. Where an employment relationship was established prior to the implementation of the Employment Contract Law but no written employment contract was concluded, a contract must be concluded within one month after its implementation.

On September 18, 2008, the State Council promulgated the Implementing Regulations for the PRC Employment Contract Law which came into effect immediately. These regulations interpret and supplement the provisions of the Employment Contract Law.

We have entered into written employment contracts with three of our employees.

Income Tax

On March 16, 2007, the National People’s Congress approved and promulgated the Enterprise Income Tax Law (the “EIT Law”). On December 6, 2007, the State Council approved the Implementing Rules. Both the EIT Law and its Implementing Rules became effective on January 1, 2008. Under the EIT Law and the Implementing Rules, which superseded the previous Income Tax Law, the enterprise income tax rate for both domestic companies and foreign invested enterprises is unified at 25%. On December 26, 2007, the State Council promulgated the Circular on Implementation of Enterprise Tax Transition Preferential Policy, or the Preferential Policy Circular. The EIT Law, its Implementing Rules and the Preferential Policy Circular provide a five-year transitional period for certain entities that had enjoyed a favorable income tax rate of less than 25% under the previous Income Tax Law and were established before March 16, 2007, during which period the applicable enterprises income tax rate shall gradually increase to 25%.

On April 14, 2008, the Administration Measures for Recognition of High and New Technology Enterprises, or the Recognition Measures, were jointly promulgated by the Ministry of Science and Technology, the Ministry of Finance, and the SAT, which sets out the standards and process for granting the high and new technology enterprises status. According to the EIT Law and its Implementing Rules as well as the Recognition Measures, enterprises which have been granted the high and new technology enterprises status shall enjoy a favorable income tax rate of 15%. The new EIT Law and its Implementation Rules also provide that “software enterprises” enjoy a two-year income tax exemption starting from the first profit making year, followed by a reduced tax rate of 12.5% for the subsequent three years.

The EIT Law also provides that an enterprise established under the laws of a foreign country or region but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its global income. The Implementing Rules merely defines the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” The SAT issued the Circular regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. The SAT issued the Bulletin regarding the Administrative Measures on the Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Interim) on July 27, 2011, which became effective on September 1, 2011, providing more guidance on the implementation of Circular 82. This bulletin clarifies matters including resident status determination, post-determination administration and competent tax authorities. Although both Circular 82 and the bulletin only apply to offshore enterprises controlled by PRC enterprises, not companies like us, the determining criteria set forth in Circular 82 and the bulletin may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to January 1, 2008.

The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a Foreign Invested Enterprise (a “FIE”) to its immediate holding company outside of China if such immediate holding company is considered a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the Previous IT Law. The State of Nevada, where the Company is incorporated, does not have such tax treaty with China. The State Administration of Taxation (the “SAT”) further promulgated a circular, or Circular 601, on October 27, 2009, which provides that the tax treaty benefits will be denied to “conduit” or shell companies without business substance and that a beneficial ownership analysis will be used based on a “substance-over-form” principle to determine whether or not to grant the tax treaty benefits. A majority of our subsidiaries in China are directly held by our non-Chinese subsidiaries. If we are regarded as a non-resident enterprise and our non-Chinese subsidiaries are regarded as resident enterprises, then our non-Chinese subsidiaries may be required to pay a 10% withholding tax on any dividends payable to us. If our non-Chinese subsidiaries are regarded as non-resident enterprises, then our PRC subsidiaries may be required to pay a 5% withholding tax for any dividends payable to our non-Chinese subsidiaries, however, it is still unclear at this stage whether Circular 601 applies to dividends from our PRC subsidiaries paid to our non-Chinese subsidiaries, and if our non-Chinese subsidiaries were not considered as “beneficial owners” of any dividends from their PRC subsidiaries, whether the dividends payable to our non-Chinese subsidiaries would be subject to withholding tax at a rate of 10%.

The EIT Law and its Implementation Rules have made an effort to scrutinize transactions between related parties. Pursuant to the EIT Law and its Implementation Rules, the tax authorities may impose mandatory adjustment on tax due to the extent a related party transaction is not in line with arm’s-length principle or was entered into with a purpose to reduce, avoid or delay the payment of tax. On January 8, 2009, the SAT issued the Implementation Measures for Special Tax Adjustments (Trial), which clarifies the definition of “related party” and sets forth the tax-filing disclosure and documentation requirements, the selection and application of transfer pricing methods, and transfer pricing investigation and assessment procedures.

On December 10, 2009, the SAT issued a circular on Strengthening the Administration of Enterprise Income Tax Collection on Income Derived from Equity Transfer by Non-resident Enterprise, or Circular 698. Pursuant to Circular 698, non-resident enterprises should declare any direct transfer of equity interest of PRC resident enterprises and pay taxes in accordance with the EIT Law and relevant laws and regulations. For an indirect transfer, if the effective tax rate for the transferor (a non-PRC-resident enterprise) is lower than 12.5% under the law of the jurisdiction of the direct transferred target, the transferor is required to submit relevant transaction materials to PRC tax authorities for review. If such indirect transfer is determined by PRC tax authorities to be a transaction without any reasonable business purpose other than for the purpose of tax avoidance, the gains derived from such transfer will be subject to PRC income tax.

In addition to the above, after the EIT Law and its Implementing Rules were promulgated, the SAT released several regulations to stipulate more details for carrying out the EIT Law and its Implementing Rules. These regulations include:

•	Notice of the State Administration of Taxation on the Issues Concerning the Administration of Enterprise Income Tax Deduction and Exemption (2008);

•	Notice of the State Administration of Taxation on Strengthening the Withholding of Enterprise Income Tax on Non-resident Enterprises’ Interest Income Sourcing from China (2008);

•	Notice of the State Administration of Taxation on Several Issues Concerning the Recognition of Incomes Subject to the Enterprise Income Tax (2008);

•	Opinion of the State Administration of Taxation on Strengthening the Administration of Enterprise Income Tax (2008);

•	Notice of the Ministry of Finance and State Administration of Taxation on Several Preferential Policies in Respect of Enterprise Income Tax (2008);

•	Interim Measures for the Administration of Collection of Enterprise Income Tax on the Basis of Consolidation of Trans-regional Business Operations (2008);

•	Several Issues Concerning the Enterprise Income Tax Treatment on Enterprise Reorganization (2009);

•	Circular of the State Council on Printing and Distributing Policies for Further Encouraging the Development of the Software Industry and the Integrated Circuit Industry (2011); and

•	Circular on Income Tax Policies for Further Encouraging the Development of Software Industry and Integrated Circuit Industry (2012).

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

We may not possess all of the licenses required to operate our business, or we may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could materially adversely affect our results of operations .

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

We do not own any of the land mentioned in the table above; as such the nature of the land “ownership” is further clarified as follows:

In general, the Government owns all land. In urban areas, the land is owned directly by the central Government. In rural and suburban areas, the local village collectives, usually through the villagers’ collective economic organization, or the village committees, own the agricultural land. Uncultivated land in mountain and other remote areas is also Government-owned. Corporate entities and individuals may own the enhancements (buildings, fences, and other structures) erected on Government land.

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

On August 22, 2012, the Company declared that its stockholders would be entitled to receive one share of restricted Series F Non-convertible Preferred Stock (the “Series F Shares”) for every 100 shares of common stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of common stock for purpose of the computing the dividend. The holders of record of Series F Shares shall be entitled to a coupon payment directly from the Company at a redemption rate of $3.40 per share which is payable on May 30, 2015.

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

You should read the following discussion and analysis of financial condition and results of operation together with the financial statements and the related notes appearing beginning on page F-1 of this Annual Report. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. See “Risk Factors” beginning on page XX of this Annual Report. Our actual results may differ materially.

Forward-looking Statements

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this Annual Report to conform forward-looking statements to actual results.  Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•	Our failure to earn revenues or profits;

•	Inadequate capital to continue business;

•	Volatility or decline of our stock price;

•	Potential fluctuation in quarterly results;

•	Rapid and significant changes in markets;

•	Litigation with or legal claims and allegations by outside parties; and

•	Insufficient revenues to cover operating costs.

Description and interpretation and clarification of business category on the consolidated results of the operations

•	Fishery Division refers to the operations of Capital Award Inc., covering its consulting service and seafood sales operations, where;

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

•	Plantation Division refers to the operations of JHST in the HU Plantation business. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

•	Beef Division refers to the fattening and sale of beef cattle operations of SJAP. SJAP’s financial statements are consolidated into the financial statements of A Power Agro Agriculture Development (Macau) Ltd. (APWAM) as one entity.

•	Organic Fertilizer Division refers to (i) the operation of SJAP in manufacturing and sales of organic fertile, bulk livestock feed and, concentrated livestock feed and (ii) the operation of HSA in manufacturing and sales of organic fertilizer. Financial statements of the both companies are being consolidated into APWAM as one entity.

•	Cattle Farm Division refers to the operations of Cattle farm 1 under JHMC, the financial statements of which are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

•	Corporate & Other Division (or Marketing & Trading) refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that not included in the above categories, and not limited to corporate affairs.

MD&A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Income Statements of Consolidated Results of Operations for the Fiscal year 2013 compared to the Fiscal year 2012

A (1) Income Statements

In $	Audited	Audited
	2013	2012	Difference	Note

Revenue	261,425,813	138,613,639	122,812,174	1
Consulting, services, commission and management fee	52,811,772	50,541,312	2,270,460
Sale of goods	208,614,041	88,072,327	120,541,714
Cost of goods sold and services	159,894,663	68,807,471	91,087,192	2
Consulting, services, commission and management fee	20,548,608	18,248,957	2,299,651
Sale of goods	139,346,055	50,558,514	88,787,541
Gross Profit	101,531,150	69,806,168	31,724,982	3
Consulting, services, commission and management fee	32,263,164	32,292,355	(29,191)
Sale of goods	69,267,986	37,513,813	31,754,173
Other income (expenses)	1,769,873	1,832,234	(62,361)	4
General and administrative expenses	(8,859,777)	(8,385,862)	(473,915)	5
Net income	94,441,246	63,252,540	31,188,706

EBITDA	98,337,533	65,922,130	34,081,789
Depreciation and amortization (D&A)	(3,502,697)	(2,387,270)	(1,115,427)	6
EBIT	94,834,836	63,534,860	31,299,976
Net Interest	(393,592)	(282,320)	(111,272)
Tax	-	-	-
Net Income	94,441,244	63,252,540	31,188,704
Non - controlling interest	(20,234,717)	(5,706,708)	(14,528,009	7
Net income to SIAF Inc. and subsidiaries	74,206,527	57,545,832	16,660,695
Weighted average number of shares outstanding
- Basic	119,730,338	82,016,910	37,713,428
- Diluted	127,437,187	92,016,910	35,420,277
Earnings Per Share (EPS)				8
- Basic	0.62	0.70	(0.08)
- Diluted	0.58	0.63	(0.04)

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

Table (A.3) below shows the percentage of gross profit for the fiscal year 2012 and 2013

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

Corporate: Cost of goods sold from corporate increased by $18,062,047 (or 381%) from $1,098,870 (restated) for the year ended December 31, 2012 to $19,160,917 for the year ended December 31, 2013. The increase was primarily due to the more category and quantities of sea food being marketed in 2013.

Gross Profit (sale of goods)

Gross profit generated from goods sold increased by $31,754,173 (or 85%) from $37,513,813 for the year ended December 31, 2012 to $69,267,986 for the year ended December 31, 2013. The increase was primarily due to the corresponding increases in gross profit from our plantation, beef, organic fertilizer, cattle farm and corporate operations. Gross profit from fishery of $20,892,504 (2012: $21,676,976 (restated) are still attributable to 30% (2012: 58%) of total gross profit generated from sale of goods of $69,267,986 (2012: $37,513,813).

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

Beef: Gross profit from beef increased by $7,743,801 (or 223%) from $3,470,634 for the year ended December 31, 2012 to $11,214,435 for the year ended December 31, 2013. The increase was primarily due to increase in the quantities of production of beef of 9,375 heads (2012: 4,312 heads) by 117% and the decrease of unit cost of production of $2,265 per head (2012: $2,649 per head).

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

Corporate: Gross profit from the corporate division increased by $2,286,539 from $599,636 (restated) for the year ended December 31, 2012 to $2,886,175 for the year ended December 31, 2013. The increase was primarily due to the more category of sea food being marketed in 2013 even though gross profit margin decreased from (2012: 35%) to (2013: 13%).

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

•	Table (A.5) below highlights on general information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF respectively in the Fiscal Year 2013:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as of 12.31.2013

Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational

Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million	In operation

Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) 43% and Phase (4) not started.

Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started

Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational

Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	February 2012	March. 2014	$10.6 million	80%

Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed

Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Work in progress

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	Completed

Note (4) Other Income

Table (Note 4.1) below shows the Gain / loss on extinguish of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for the fiscal years 2013, 2012 and 2011

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

	2013	2012

Total amounts of debts to be settled	$18,030,632	$19,529,803
Less: Aggregate market fair value of 37,299,984 (2012: 32,064,588) shares of common stock in exchange of the above debts for debts extinguishment	(16,711,685)	(17,863,417)
Gain on extinguishment of debts	$1,318,947	$1,666,386

2012

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As at 31.12.2011	67,034,262				66,025,493
1/16/2012	867,100.00	0.570	867.10	493,379.90	563,615.00	69,368.00	debt settlement
2/14/2012	1,508,959.00	0.525	1,508.96	790,694.52	905,375.00	113,171.53	debt settlement
3/7/2012	722,225.00	0.625	722.23	450,668.40	455,002.00	3,611.37	debt settlement
3/23/2012	600,000.00	0.64	600.00	380,400.00	450,000.00	69,000.00	debt settlement
4/20/2012	801,666.00	0.62	801.67	496,231.25	568,118.00	71,085.08	debt settlement
4/20/2012	437,370.00	0.62	437.37	270,732.03	310,000.00	38,830.60	debt settlement
4/20/2012	458,524.00	0.62	458.52	283,826.36	325,015.00	40,730.12	debt settlement
5/25/2012	1,280,081.00	0.57	1,280.08	730,926.25	793,650.00	61,443.67	debt settlement
5/25/2012	2,133,606.00	0.57	2,133.61	1,218,289.03	1,315,475.00	95,052.37	debt settlement
6/8/2012	558,538.00	0.53	558.54	296,583.68	365,000.00	67,857.78	debt settlement
6/8/2012	893,639.00	0.53	893.64	474,522.31	585,000.00	109,584.05	debt settlement
6/15/2012	473,923.00	0.49	473.92	231,748.35	310,000.00	77,777.73	debt settlement
7/5/2012	2,151,247.00	0.51	2,151.25	1,094,984.72	1,161,825.00	64,689.03	debt settlement
7/19/2012	1,795,307.00	0.43	1,795.31	768,391.40	931,825.00	161,638.30	debt settlement
2012-8.-8	765,000.00	0.62	765.00	473,535.00	400,000.00	-74,300.00	debt settlement
8/16/2012	906,000.00	0.40	906.00	361,494.00	362,400.00	-	Employees entitlements
8/18/2012	1,678,000.00	0.52	1,678.00	870,882.00	859,825.00	-12,735.00	debt settlement
8/22/2012	1,493,500.00	0.50	1,493.50	737,789.00	773,325.00	34,042.50	debt settlement
9/17/2012	2,902,960.00	0.56	2,902.96	1,622,754.64	1,862,439.00	236,781.40	debt settlement
9/20/2012	1,272,930.00	0.610	1,272.93	775,214.37	850,000.00	73,512.70	debt settlement
9/24/2012	1,196,450.00	0.62	1,196.45	740,602.55	900,000.00	158,201.00	debt settlement
10/10/2012	919,031.00	0.71	919.03	651,592.98	651,071.00	-1,441.01	debt settlement
10/25/2012	1,479,100.00	0.62	1,479.10	915,562.90	915,621.00	-1,421.00	debt settlement
11/15/2012	801,312.00	0.60	801.31	479,985.89	514,550.00	33,762.80	debt settlement
11/19/2012	1,283,240.00	0.60	1,283.24	768,660.76	822,848.00	52,904.00	debt settlement
12/21/2012	3,590,880.00	0.51	3,590.88	1,813,394.40	1,940,224.00	123,238.72	debt settlement

As at 31.12.2012	100,004,850.00		32,970.59	18,192,846.67	85,917,696.00	1,666,385.74

2011

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As at 31.12.2010	55,474,136				66,025,493
1/3/2011	370,000.00	1.46	370.00	539,830.00	562,500.00	22,300.00	debt settlement
1/13/2011	491,000.00	1.45	491.00	711,459.00	736,500.00	24,550.00	debt settlement
2/10/2011	425,000.00	1.40	425.00	594,575.00	637,500.00	42,500.00	debt settlement
2/10/2011	35,000.00	1.40	35.00	48,965.00	52,500.00	3,500.00	debt settlement
4/16/2011	530,000.00	1.30	530.00	688,470.00	795,000.00	106,000.00	debt settlement
4/22/2011	400,000.00	0.98	400.00	391,600.00	600,000.00	208,000.00	debt settlement
5/8/2011	351,000.00	1.00	351.00	350,649.00	526,500.00	175,500.00	debt settlement
7/1/2011	1,706,620.00	1.01	1,706.62	1,721,979.58	1,723,686.20	-	For oversea professional service and employees entilements
7/11/2011	1,054,109.00	0.90	1,054.11	942,373.45	943,427.56	-	For oversea professional service and employees entilements
7/11/2011	1,800,000.00	0.90	1,800.00	1,618,200.00	1,620,000.00	-	For oversea professional service and employees entilements
7/6/2011	-500,000.00	0.78	-500.00	-389,500.00	-390,000.00	-	shares bought back
7/19/2011	-500,000.00	0.78	-500.00	-389,500.00	-390,000.00	-	shares bought back
7/21/2011	304,878.00	0.86	304.88	260,365.81	250,000.00	-10,670.69	debt settlement
7/27/2011	304,878.00	1.02	304.88	310,670.68	250,000.00	-60,975.56	debt settlement
8/16/2011	377,976.00	0.79	377.98	298,223.06	309,940.32	11,339.28	debt settlement
9/2/2011	12,268.00	0.84	12.27	10,292.85	10,059.76	-245.36	debt settlement
9/2/2011	353,542.00	0.84	353.54	296,621.74	296,975.28	-	debt settlement
9/26/2011	426,787.00	0.69	426.79	293,202.67	293,629.46	-	debt settlement
10/8/2011	1,470,588.00	0.70	1,470.59	1,027,941.01	1,250,000.00	220,588.40	debt settlement
10/14/2011	-600,000.00	0.65	-600.00	-389,400.00	-390,000.00	-	Shares brought back
10/19/2011	-620,000.00	0.65	-620.00	-402,380.00	-403,000.00	-	Shares brought back
10/23/2011	-6,400,000.00	0.00	-6,400.00	-	-6,400.00	-	Shares returned to treasury
10/14/2011	600,000.00	0.73	600.00	437,400.00	480,000.00	42,000.00	debt settlement
11/28/2011	1,596,480.00	0.55	1,596.48	873,670.72	1,450,000.00	574,732.80	debt settlement
11/14/2011	620,000.00	0.62	620.00	383,780.00	496,000.00	111,600.00	debt settlement
11/15/2011	6,400,000.00	0.59	6,400.00	3,737,600.00	3,225,600.00	-518,400.00	debt settlement
12/15/2011	550,000.00	0.44	550.00	241,450.00	277,200.00	35,200.00	debt settlement

As at 31.12.2011	67,034,262.00		11,560.13	14,208,539.58	15,207,618.58	987,518.87

The shares returned to treasury were shares returned by one of our directors at par value.

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

Apart from the reasons given above, the other reasons of why the Company has been using equity (issuance of shares) to finance part of its development expenditures have been:

•	It was in early 2011, shortly after when the Company initiated its 5-years plan in 2010 that many Chinese companies that are (or were) publicly traded in the USA were down-graded or simply sold-off due to accounting irregularities, suspicion of fraud, lack of trust, etc. This fact made it extremely difficult for the Company to seek financing from non-PRC sources until very recently, when some non-PRC financial institutions have begun making loans to PRC entities.

•	Because the Company is incorporated in the USA, but its JV subsidiary structure with operations located in the PRC, complexities arise with respect to financing from Europe or negotiations in the US. As such, we are experiencing much longer periods and procedures involving significant expenses in the due diligence exercises and processing of our loan applications, as well as in many cases the interest rates required being too high and too expensive for the Company to carry, and therefore impossible to consider.

•	The Company found it difficult to borrow funds from commercial lending institutions in the PRC that typically provide low interest loans since (i) it was a start-up agriculture company, (ii) the PRC banks’ customary lending policies often require years of track record, and (iii) most of the governmental banks provide only short term loans (one year tenure) to companies in their early years of operations.

•	The Company was unable to take on any sizable debt until such time as it could generate sufficient revenue and income to service its long-term debts commitments.

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

•	Table (Note 4.2) below shows the Free Cash Flows (FCF) and Ratio of the Group and related equity financing

Ratios	2013		2012		Notes
Revenue growth	89%		167%
Gross margin	39%		50%
General and administrative expenses/Revenue	3%		6%
EBITDA margin	38%		46%
EBIT margin	36%		33%
Effective Tax Rate	0%		0%
Capex/Revenue	27%		23%
Increase in WC/Revenue	16%		39%
(Capex & Increase in WC)/Revenue	43%		62%
(Depreciation and amortization)/Revenue	2%		2%
Increase in WC/Increase in Revenue	35%		39%
Operating CF	2013		2012
EBITDA	$98	m	$64	m
Capex	$(71	)m	$(32	)m	FCF(2)
Increase In WC	$(43	)m	$(54	)m	FCF(1)
Tax	-		-
Note:
Part of the Short fall of FCF has been financed by:
Advances granted by un-related third parties (arranged under Promissory notes as stated in Note 6 above) (Debts)	$18	m	$15	m
Settlement of Debts (or advances) by the Issuance of shares	$37	m	$33	m

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

Note (7). Non-controlling interests

The table below shows the derivation of non-controlling interest:

Names of intermediate holding subsidiaries	Macau EIJI Company Ltd.			A Power Agro Agriculture Development (Macau) Ltd.	Tri-Way Industries Ltd.(HK)	Total
Abbreviated names	(MEIJI)			(APWAM)	(TRW)

% of equity holding on below subsidiaries (in China)	75%	75%	26%	45%	75%
Name of China subsidiaries	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Qinghai Sanjiang A Power Agriculture Co. Ltd. (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names	(JHST)	(JHMC)	(HSA)	(SJAP)	(JFD)
			Bitmap Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Equity % of non-controlling interest	25%	25%	51.5%	55%	25%

Net income of the P.R.C. subsidiaries for fiscal year 2013 in $	$11,618,135	$2,000,942	$2,989,161	$26,587,699	$5,957,259	$49,153,196

Non-controlling interest's shares of Net incomes in $	$2,904,534	$500,236	$717,398	$14,623,235	$1,489,314	$20,234,717

The Net Income attributed to non-controlling interest is totaling to $20,234,717 shared by (JHST, JHMC, HSA, SJAP and JFD collectively) in the Fiscal year 2013 as shown in the table above.

Note (8) Earnings per shares (EPS)

Earnings per share reduced by $0.08 (basic) and $0.05 (diluted) per share from EPS of $0.70 (basic) and $0.63 (diluted) in the Fiscal Year 2012 to EPS of $0.62 (basic) and $0.58 (diluted) in the Fiscal Year 2013. The reason for the reduction is primarily due to the increment of issuance of common stocks of 38 million shares from its weighted average number of shares outstanding of 82 million as of December 31, 2012 to 120 million as of December 31, 2013.

Part B. MD & A on Balance Sheet of Consolidated Results of Continued Operations for the Fiscal year 2013 compared to the Fiscal year 2012

Consolidated Balance sheets	2013	2012	Difference	Note
		(Restated)
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	1,327,274	8,424,265	(7,096,991)
Inventories	8,148,203	17,114,755	(8,966,552)	9
Costs and estimated earnings in excess of billings on uncompleted contracts	663,296	2,336,880	(1,673,584)
Deposits and prepaid expenses	92,401,416	47,308,857	45,092,559	10
Accounts receivable	82,057,942	52,948,350	29,109,592	11
Other receivables	3,782,771	5,954,248	(2,171,477)
Total current assets	188,380,902	134,087,355	54,293,547
Property and equipment
Property and equipment, net of accumulated depreciation	46,487,058	19,946,302	26,540,756	12
Construction in progress	59,134,732	24,492,510	34,642,222	13
Land use rights, net of accumulated amortization	60,705,829	55,733,246	4,972,583	14
Total property and equipment	166,327,619	100,172,058	66,155,561
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	12,081,470	8,114,624	3,966,846	15
License rights	-	1	(1)
Total other assets	12,806,410	8,839,565	3,966,845
Total assets	367,514,931	243,098,978	124,415,953
Current liabilities				16
Accounts payable and accrued expenses	11,055,194	5,762,643	5,292,551
Billings in excess of costs and estimated earnings on uncompleted contracts	3,146,956	2,790,084	356,872
Due to a director	1,793,768	3,345,803	(1,552,035)
Dividends payable	-	951,308	(951,308)
Other payables	10,768,786	6,654,478	4,114,308
Short term bank loan	4,100,377	3,181,927	918,450
Total current liabilities	30,865,081	22,686,243	8,178,838
Non-current liabilities
Deferred dividends payable	3,146,987	3,146,987	-
Bonds payable	1,725,000	-	1,725,000
Long term debts	180,417	175,006	(94,589)
Total non-current liabilities	5,052,404	3,321,993	1,630,411
Stockholders’ equity
Preferred stock
Series A preferred stock	-	-	-
Series B convertible preferred stock	7,000	10,000	(3,000)
Series F Non-convertible preferred stock	-	-	-	17
Common stock	137,602	100,005	37,597
Additional paid-in capital	108,038,413	91,216,428	16,821,985
Retained earnings	178,070,837	103,864,308	74,206,529
Accumulated other comprehensive income	6,260,131	3,868,274	2,391,857
Treasury stock	(1,250,000	(1,250,000)	-
Total SIAF Inc. and subsidiaries' equity	291,263,983	197,809,015	93,454,968
Non-controlling interest	40,333,463	19,281,727	21,051,736
Total stockholders' equity	331,597,446	217,090,742	114,506,704
Total liabilities and stockholders' equity	367,514,931	243,098,978	124,415,953

This Part B discusses and analyzes certain items (marked with notes) that we believe would assist our shareholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (9) Break down on inventories

	2013	2012	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	1,761,111	4,612,090	(2,850,979)
Harvested HU plantation	719,329	-	719,329
Bread grass	580,954	1,473,653	(892,699)
Beef cattle	1,951,962	2,569,659	(617,697)
Organic fertilizer	895,670	737,166	158,504
Forage for cattle and consumable	684,979	278,900	406,079
Raw materials for bread grass and organic fertilizer	855,493	6,765,536	(5,910,043)
Immature seeds	698,704	677,751	20,953

	8,148,203	17,114,755	(8,966,552)

Note (10) Breakdown of Deposits and Prepaid Expenses

	2013	2012	Difference	Note
	$	$	$
Deposits for
- purchases of equipment	4,886,048	318,192	4,567,856
- acquisition of land use right	7,826,508	7,826,508	0	10.1
- inventory purchases	9,771,383	2,228,854	7,542,529
- aquaculture contract	-	7,062,600	(7,062,600)
- building materials	1,281,935	2,000,000	(718,065)
- proprietary technology	4,404,210	2,254,839	2,149,371
- construction in progress	23,021,316	14,423,021	8,598,295
Shares issued for employee compensation and oversea professional fee	100,308	271,800	(171,492)
Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies	41,109,708	6,030,785	35,078,923	10.2
Miscellaneous	-	4,892,258	(4,892,258)

	92,401,416	47,308,857	45,092,559

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of December 31, 2013, we have $7,826,508 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•	$3,182,180 (or RMB20,000,000) was for the full payment on June 6, 2012 for the Land Use Right by HSA of a block of land measuring 150 Mu (approximately 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress as such this payment is recorded as Deposit and Prepaid Expenses and still pending on finalization officially estimated to be on or before September 30, 2014 due to the new legislations of the local Land Laws on agriculture land in China delayed the process.

•	$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. This piece of land will be rezoned into Residential from its present status of agriculture and transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters; as such SJAP is waiting on the completion of such processes to finalize the said purchase of Land Use Right.

•	$4,453,398 (or RMB 27,989,606) was the full payment Capital Award made for the purchase of the Land Use Right on a block of prime agriculture land measuring 235 Mu (approximately 38.5 acres) located at the Cong Hua District Guangzhou City in late October 2010. This block of land is part of a larger block of land (of some 500 acres) that was applying to become a subdivision; however in 2011 the Land Law was changed such that the said sub-division would require the approval of the central government instead of the approval by the local government alone prior to 2011, entailing a much longer approval process. Cong Hua District was rezoned as a suburb of the Guangzhou City in 2010 and is within close proximity of the Guangzhou City; as such management evaluates it as a valuable piece of land very suitable for the development of one of our agriculture projects. However there was an agreement reached with the Vendor that they would endeavor to hurry up with said subdivision’s approval to get us the Land Use Right on or before June 30 2014, failing which they would replace the said land with another block of land to our satisfaction otherwise if we should prefer to wait further on the said approval, they would refund to us US$1 million (or its equivalent in RMB) as consideration of us having to wait during the interim period.

Note (10.2) Information of “Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies”:

Under account of	Segment of	Project name	Estimated total	Estimated time	Current status	Deposit & prepayments	Land Bank	% equivalent
Subsidiary			Asset value	of Acquisition	of Project	made as of 12.31.2013	or Built Up area	to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center				1,032,914

CA	Fishery	Fish Farm (2)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2016	in operation	14,554,578	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
						41,109,708

Note (11) Breakdown of Accounts receivable:

	2013
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	6,227,490	3,810,000	-	-	2,417,490
MEIJI	4,357,344	-	-	4,100,787	256,557
SIAF	6,781,796	-	1,018,186	1,227,746	4,535,864

Sales of Live Fish, eels and prawns (from Farms) (CA)	31,150,612	7,390,105	8,858,837	14,619,416	282,254

Sales of imported seafood (SIAF)	1,248,143	1,248,143	-	-	-

Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	4,452,086	1,174,262	1,342,205	1,935,619	-

Sales of HU Flowers (Fresh & Dried) (JHST)	9,568,198	-	8,316,445	1,251,753	-

Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	13,505,551	5,957,772	7,289,257	249,388	9,134

Sales Fertilizer from (HSA)	4,334,788	1,284,122	2,135,652	556,585	358,429

Sales of Live Fish, eels and prawns (JFD)	431,934	-	-	-	431,934

Total	82,057,942	20,864,404	28,960,582	23,941,294	8,291,662

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

Information on Concentration of credit risk of account receivables:

We had 4 major customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), only who have accounted for percent or more of our consolidated revenues during the twelve months ended December 31, 2013 shown in the table below:

	Year ended December 31, 2013
	% of total Revenue	Total Revenue
Customer A	18.09%	$47,284,512
Customer B	15.02%	39,275,564
Customer C	9.24%	24,161,701
Customer D	9.14%	23,905,568

	51.49%	$134,627,345

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

Customer B with				Year ended December 31, 2013
Name of company	Segments	Operation Division	Abbreviation name	% of total consolidated	Amount in
				Revenue	$

CA	Fishery	Consulting and Services	Wholesale Center (1)	0.67%	1,760,135
		Sales of fish (from Fish Farm 1)		3.07%	8,032,931
		Sales of fish/eels from Contract Growers		5.07%	13,252,305

SIAF	Corporate	Trading sales of seafood		9.27%	24,239,141
				18.09%	47,284,512

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

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable as of December 31, 2013:

	2013
	% of total Accounts receivables	Total Accounts receivables
Customer A	12.86%	$10,546,705
Customer B	10.23%	8,387,732
Customer C	8.69%	7,130,399
Customer D	8.36%	6,857,426
	40.14%	$32,922,262

Note (12) Property and equipment, net of accumulation depreciation

2013
$

Plant and machinery	5,263,933
Structure and leasehold improvements	36,308,860
Mature seeds and herbage cultivation	6,294,372
Furniture and equipment	391,608
Motor vehicles	765,858
49,024,631

Less: Accumulated depreciation	(2,537,573)
Net carrying amount	46,487,058

Note (13) Construction in progress

2013
$

Construction in progress
- Office, warehouse and organic fertilizer plant in HAS	22,761,164
- Organic fertilizer and bread grass production plant and office building	8,600,187
- Rangeland for beef cattle and office building	26,054,582
- Fish pond	1,718,799
59,134,732

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Amortization $	2013.12.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	227,181	Lease	Fertilizer production
Hunan lot2	HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	35,138,385	Management Right	Pasture growing
Hunan lot3	HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	353,257	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	950,658	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	919,139	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	2,009,136	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,826,410	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	859,039	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	739,300	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	5,057,137	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,385,656	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	4,383,342	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	498,676	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/4/2023	489,904	4,083	449,079	Management Right (lease)	Processing factory
	JHST	Land improvement cost incurred					3,914,275	6,155	3,908,120
Exchange difference							2,415,628		2,001,313

			620.28				65,192,615	119,418	60,705,829

Note (15) Other Receivables

	2013	Note
	$
Advanced to employees	109,278
Advanced to suppliers	3,673,493	15.A

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

Note (16) Current Liabilities:

	As at December 31, 2013	Note
Current liabilities
Accounts payable and accruals	11,055,194	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	3,146,956
Dividend Payables	-	16 B
Due to a director	1,793,768
Other payables	10,768,786	16.C
Short term bank loan	4,100,377
	30,865,081

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

Our main Account Payables during the year ended December 31, 2013 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of sales averaging 37%, 66% and 30% for CA, MEIJI and SIAF, respectively derived from its respective C&S during the fiscal year 2013.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned us excellent credibility with all of our suppliers and sub-contractors.

3.	Fish sales started gradually in late 2011, and the cost of sales was averaged at 71% for the year ended December 31, 2013, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.

4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish and the cost of sales was averaged at 74% for the year ended December 31, 2013; it is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 76% in the twelve months ended December 31, 2013. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.

5.	In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 59% for the year ended December 31, 2013. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (16.B): Series F Non-convertible preferred stock

(i)	On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Nonconvertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non – Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. During the year ended December 31, 2012, the transfer agent of the Company recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. In this respect, the Company did not issue physical shares but only issued coupons to notify respective shareholders on that date. These F shares of 924,180 shares, were based on numbers of shares of Common Stock as of September 28, 2012 of 91,931,287 shares, calculated at one share of Series F Non- Convertible preferred stock for every 100 shares of Common Stock with fractional shares being rounded up to the nearest whole. On June 10, 2014, the Company amended and restated the of the Designations, Powers, Preferences and Rights of the Series F Non-Convertible Preferred Stock Certificate to (i) postpone the payment date of the dividend to May 30, 2015, (ii) to delete a reference to the redemption or declaration of any cash dividend or distribution on any Junior Securities, and (iii) make certain minor corrections to the Certificate. No share of Series F Non-Convertible Preferred Stock was ever issued.

The Company believes it to be in the best interests of its shareholders to delay the cash payment until such time as its financial position would enable it to make the payment without harming its ability to develop its business in accordance with management’s plans.

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

As of December 31, 2013, the Company had no other significant transactions that may affect our cash/liquidity other than those mentioned in this Annual Report.

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

Liquidity and Capital Resources

As of December 31 2013, we had unrestricted cash and cash equivalents of $1,327,274, (see notes to the consolidated account), and our working capital as of December 31, 2013 was $154,368,834.

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

Our Sino Foreign Joint Venture Companies

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

Examples: JHMC and JFD.

Description of the material terms of a Joint Venture agreement (a “JVA”)

This method is applicable to Method 2 only.

A JVA is executed between one of our fully owned subsidiaries and the Chinese investors before the official formation of the SJVC, whereby, the parties agree to incorporate a SJVC on a project at a designated project site for purposes of strengthening economic cooperation and technological exchanges to enable the parties to gain economic benefits and to generate social benefits to the communities as a whole.

•	The scope of business operation of the SJVC is to develop and to operate the Project’s developed business activities.

•	The tenure of the SJVC is generally for 50 years; however, the board of directors of the SJVC may decide to extend the tenure of the SJVC by applying to the China Business Registration Department (or its related authorized approving authority) within 6 months from day of expiry thereof.

•	For purpose of the application to relevant Authorities, the SJVC will have an investment capital sum that will be invested over a specific period of time, whereas the initial registered capital of the SJVC will be determined by the parties, and will be subject to the approval of the Chinese business registration authorities. Subsequent increases of the registered capital and the investment capital of the SJVC will be subject to the decision made by the board of directors of the SJVC at the time.

•	The parties agree to their respective equity interest ratio in the SJVC and will contribute their respective contribution of investment and registered capital and share the profit, indebtedness, risks and losses of the SJVC according to this ratio.

•	In respect of the investment capital contribution, the Chinese investors will have the option to contribute their share of capital in the form of cash and/or a Land Use Right, and /or plants and equipment and/or other form of assets or a combination of all and we contribute our share in cash and/or other form of assets acceptable to the Chinese investors.

•	In the future, if either of the parties decides to sell all or part of its equity in the SJVC to any third party, the selling party must obtain the prior consent of the other party before such sale, and shall grant the first right of refusal to the other party on the like terms for the intended sale.

The Responsibilities of the Chinese investors:

Before the official formation of the SJVC

•	To pay its share of the registered capital on a timely manner.

•	To apply to relevant Chinese authorities in order to obtain the official approval, registration and business license for the incorporation of the SJVC.

•	To apply to the relevant authorities of China to obtain official approval of the Land Use Right of the project land.

•	To appoint us (or one of subsidiaries) as their master Consulting Engineer with a consulting and service contract granting us the right to appoint local qualified sub-contractors to build/construct the project’s properties and local suppliers to supply all plants and equipment and related parts and components for the development of the project and the project’s businesses.

•	To let us have full management right (under said consulting and service contract) on the construction and development of the farm and the management right to manage the operation of the related developed business operation of the farm afterward and as the sole marketing and distribution agent of the farm for the sales and marketing of the farm’s products;

•	To introduce to and organize for us all local sub-contractors and contractors to carry out construction work relating to the scopes of civil engineering, design, building and all other related matters for the SJVC for the purpose of developing the project and its business activities.

•	To introduce us to, and organize for us, all local suppliers and manufacturers for the SJVC such that the SJVC will be able to obtain supplies and manufacturing of plants and equipment for the project.

•	To pay for all construction and development costs in accordance with the terms and conditions of our consulting and service contracts for acting as their consulting engineer;

•	To apply to the customs authorities and to obtain import clearance for all imported plants and equipment of the fish farm and to arrange local transportation for the delivery of the imported plants and equipment to the project site.

•	To introduce us to, and organize for us, all local contractors and sub-contractors for the SJVC such that the SJVC will be able to construct and to connect all basic infrastructure and utility services needed at the project site of the project.

After the official formation of the SJVC

•	To assist the SJVC in recruiting Chinese management personnel, technical personnel, workers and other workers needed for its business operations.

•	To assist foreign workers and staffs of the SJVC in their applications for entry visas, work permits and other associated local traveling arrangements.

•	To coordinate other general necessities requested by the SJVC from time to time during the development period of the SJVC.

•	To apply to the relevant Chinese authorities for and to complete the injection of the project’s developed assets, liabilities and business operations into the SJVC based on related audited financial statements certified by a CPA firm in the panel of qualified CPAs recognized by the relevant Chinese accounting authorities.

•	In the event that we decide to acquire equity interest of the SJVC that will has been injected with the developed project’s assets, liabilities and business operations, the investors shall agree to allow us the option to take up to 75% of the SJVC at book value of the SJVC with the investors to maintain 25%.

•	In the event we decide not to acquire the developed farm and related business operation, the investors agree to appoint us as the management of the farm for a minimum period of 15 years.

The Responsibilities of the Company

•	To pay its share of the registered capital on a timely manner.

•	As the master consulting engineer, to organize and to arrange all technical and engineering designs and drawings, supplies, purchases, delivery and related matters of all imported plants and equipment needed by the project.

•	To organize and to arrange all transportation and related logistics needed for the importation of imported plants and equipment for delivery to the appropriate sea port in China.

•	To provide qualified technical supervisors, personnel and inspectors for the installation and commissioning of all plants and equipment of the project.

•	To provide training to the personnel and workers needed for the operation of the project’s business operations.

•	As the management of the developed project’s business operation of the project and the SJVC, shall ensure that the performance of the said business operations (including but not limiting to the productivity and durability of the operational plants and equipment) will be reached within their targeted schedules.

•	To assist the SJVC in other matters related to the project’s development works and the project’s business operations as and when requested by the SJVC.

•	To charge technology fees to the Chinese Investors relating to the project for the use of specific technology and management systems of the intellectual property that the Company owns or is procuring.

•	The Company will decide to exercise the option in acquiring equity interest in the SJVC during the process of application for the formation of the SJVC. The Company will pay the consideration of said acquisition to the investors in part or in full, however the full amount shall be paid upon the time the SJVC will have been formed officially.

•	In the event that the official approved registered capital of an SJVC is more than the registered capital formerly agreed by the parties, the Company must pay its share of the required additional registered capital on a timely manner as stipulated by the business registration authorities.

•	The board of directors of the SJVC will consist of at least 3 members with the Company to appoint the majority of directors (i.e., the chairman and one other director), and, the investors will appoint the minority of directors (i.e., the deputy chairman). The tenure of the directors will be 3 years, renewable at the discretions of the appointing parties. In this respect all other conditions of the management of the SJVC will be directed by the board of directors.

Once the SJVC is officially formed, Chinese law recognizes the foreign party’s investment in the SJVC which will be protected under the Chinese law; as such, the foreign party will be allowed to apply and obtain corresponding approvals from the relevant authority to transfer its investment fund into China as well as to repatriate its shares of profits and investment capital from China in accordance with the directives of the Board of Directors of the SJVC. For further supporting information of the subject please see attachments marked Exhibit 99.2: Foreign Exchange Control Law of China and Exhibit 99.3: The Law of Sino Foreign Joint Venture Corporation.

In this respect we always plan and implement our investments in China mainly under the arrangements of an SJVC. After the official formation of a SJVC, if we become the majority controlling shareholder of the SJVC, revenues and profits/losses of the SJVC will be consolidated within our financial statements. By contrast, if we are the minority shareholder of the SJVC, we will be the investee and record our investment accordingly. However before the official formation of and our direct involvement as a shareholder of the SJVC, we earn our revenue and profits/losses on the corresponding developments of the respective projects as provider of technology, management, consulting and services under a consulting and services agreement granted by the owners and developers of the respective projects.

Description of the material terms of a Consulting and Service Agreement (“C&S”):

Each and every C&S includes the following principal terms and conditions:

•	We are the project’s main turkey contractor and master engineer with the right to subcontract and to employ and to disengage all contractors and suppliers who must perform in accordance with our engineering designs, standard of quantity and quality requirements, specification and directions.

•	We manage the whole aspect of the development of the project including construction to the operational management of its developed businesses and operations.

•	We have the sole marketing and sales rights of the produces and/or products produced from the project’s developed business activities.

As such during the development period, our revenues and related profits/losses are derived from technology fees, engineering services fees, billings of construction and related services and supplies of plants, equipment and parts and components, supervision fees, training fees and management fees etc. And, once when the project has started its production (which often happens before the project has been fully completed), we then earn additional revenue from the sales of the products produced by the project in the form of commissions and fees (if the said products would be sold directly by the project’s farm) or by means of sales & purchases (if the said products would be purchased by us from the project’s farm and resold them to our customers. Typically, under this scenario, we only earn a small margin from such trading arrangements.

In general our compensation is as shown in the table below:

	Description of services and charges	Unit	US$/ unit	Marked up %	Remarks
currently
1	Technology in
	Developer License fees	APM	25,000		Standard fee based on each APM tank of 120 Cu. Liter for tenure of 50 years.
	Operator Licenses fees	APM	10,000		Not applicable here under SFJVC arrangements.

2	Engineering and associated services	Hour	250 / 600 per hour		varied from general to highly technical engineering services.

3	Construction			up to 35%	from contractors' prices and varied from item to items

4	Supplies of palnts & equipment and parts &			up to 40%	from suppliers' prices & varied from items to items
components

5	Supervision	Hours	350 / hour		per man rate

6	Training of personnel	Hours	250 / hour		per man rate

7	Trailing and testing and commissioning of operation.	Hours	250 / hour		per man rate

8	Out of pocket & miscellaneous expenses			At cost

9	Casual labor payables			up to 15%

10	Management fees	monthly	35,000		from commencment of construction to completion of construction of the project.

Payment terms: In general are within 90 days from invoicing date (or from date of monthly statement of account) unless there are special pre-arrangements made between the developer and the Company particularly.

Insofar as further acquisition plans are concerned, the Company is continuing to develop suitable projects in the future; as such, if and when the opportunities will be presented, we shall look into them appropriately and if the projects appear to be viable for further acquisition, the Company will do so accordingly. At the present time, however, there is no fixed plan for such further acquisitions.

Acquisition of SJVC’s and further acquisition plans:

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

We plan to acquire further SJVC’s at the time they will be formed officially after their approval by relevant China Authorities with details shown in the table below:

	Acquiring subsidiary	Estimated time of SJVC being formed	Estimated time of completion of acquisition	Estimated Total consideration		Deposit paid up to date		Deposit paid in % of equity	Estimated time of progress payments
Enping Prawn PF1	CA	June 2014	August 2014	$20.94	m	$14.56	m	56%	Q1 to Q2 2014
Zhongshan Prawn PF2	CA	Phase 3 Work still in progress, targeting completion Q3 2014	August 2016	$26.20	m	$9.88	m	35%	Q4 2013 & all year round 2014
Fish & eel Farm 2	CA	Phase 3 & 4 work are in progress targeting completion Q4 2015	August. 2016	$26.22	m	$6.0	m	23%	Q4 2013 & all year round 2014 & 2015
Cattle Farm 2	MEIJI	Final work is still in progress	August 2014	$15.88	m	$5.56	m	35%	On or before June 30 2014
WXC businesses	SIAF	Work is in progress until end 2015	Not yet determined	Not fully determined		$4.08	m	Not yet known	Partially in 2014.
NaWei wholesale centers	SIAF	Work is in progress until end 2015	Phase (1) March 2014, new Phases are pending	Not fully determined		$1.03	m	Not yet known	Partially in 2014.

In accordance with our contract, prior to the official formation of the SJVC’s we pay an initial deposit and additional deposits as pre-payments to the developer (or owner) of the project as consideration anticipation to secure our future acquisition of the SJVC upon its official formation.

The total consideration for each purchase of SJVC is based on its book value at that time of official formation having injected all of the related project’s development assets and liabilities into the SJVC.

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

Multiple-Element Arrangements

To qualify as a separate unit of accounting under ASC 605-25 “Multiple Element Arrangements”, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company’s multiple-element arrangements are consulting and service under development contract, commission and management service.

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

EARNINGS PER SHARE

As prescribed in ASC Topic 260 “Earning per Share ”, Basic Earnings per Share (“ EPS ”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

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

PROGRESS REPORTS AND SUBSEQUENT EVENTS.

Table (PS 1) below shows the progress reports and subsequent events on operational affairs of each subsidiary:

Name of subsidiaries	Operation divisions	Description
SJAP
	Cattle farming & fattening	During fiscal year 2013, SJAP has developed over 22 cooperative farming societies within the district of Huangyuan, and collectively they have the capacity to grow up to 20,000 head of cattle / year of which there will be at least 12,000 head / year available for slaughter after they have been nurtured under a fattening program to an average of 700 Kg to 800 Kg in body weight from an average of 550 to 650 kg within a period of 3 months. Under the fattening program, young cattle between 18 to 21 months old will be selected and fattened with our concentrated and bulk stock feed for about 3 months. Together with our own cattle fattening houses we project having over 18,000 head of cattle processed through our slaughter house in 2014. In this respect, SJAP is looking at increasing live cattle stock and to implement improvements on the cooperative farms to be able to fatten more cattle over a shorter period of time.
	Fertilizer	The fertilizer manufacturing division is now reaching its maximum production capacity due to limited space at the complex. As such, there will be a need to obtain an alternative site for this division to expand further. However, SJAP currently has no plan for such expansion, and if so, we shall inform shareholders accordingly.
	Bulk live-stock feed	We currently have over 46,000 Mu of pasture / cropping land that should be enough to keep up with the livestock feed production for 2014 estimated to come in at over 60,000 MT.
	Concentrated stock feed	As the increase of fattening cattle will involve more feed being consumed, the production for this division will be increased in 2014.
	Slaughterhouse	Work in progress on the Slaughter house had been delayed due to the spell of long winter months, however, work has commenced April 1, 2014 aiming to complete the project by end of May 2014, and to start full production of slaughter operations June 1, 2014, onward.
	Deboning & processing	Work in progress on the deboning operation faced a similar situation as the slaughter house when it came to winter months. Also, we are awaiting the delivery of an automatic deboning chain from Japan and a Marble meat-press from Europe to begin operations. Most of the refrigeration units have been installed. We are aiming to start this section's operation by June 1, 2014.
	Others	SJAP has brought in a technology from Japan specializing in the production of Marbled beef meats which are recognized as a higher quality product sold at higher profit margins. The Company is aiming to establish its brand label and to initiate its marketing program under this higher quality grade of beef. In this respect, SJAP set up an exhibit at the Shanghai City Meat Exhibition Fair from March 24th to 28th 2014 to gain recognition of its product, which met another milestone achieved by SJAP in its long road of progress.
HSA
	Fertilizer	During the last quarter of 2013, HSA has completed its expansion work on its fermentation compound, which now has the capacity to produce up to 30,000 MT of fertilizer/year.
	Cattle farming	Work on this development continues to progress with cutout work on the hill next to the fertilizer factory complex half way done. Upon its completion there will be usable flat areas measuring up to 47,000 m2 available for the development of its cattle farms estimated to be started from mid-May 2014. Phase one of this cattle farm development is targeting to have the capacity to fatten up to 2,000 heads of cattle / year using the 3-month fattening program.
	Crop plantation	Work is in progress with cultivation on 1500 mu of agriculture land aiming to harvest up to 10,000 MT of bulk livestock feed to supply its own cattle farm.
JHST
	Immortal Vegetables	JHST cultivated and prepared an additional 30 Mu for the planting of immortal vegetables during the last quarter of 2013 and related seedlings are being nurtured during March 2014 that will be ready for planting as soon as the weather gets warmer sometime during April.
	HU Plantation	All-season internal roads within the HU Plantation (inclusive the road leading into Fish Farm (1) and sub-internal roads) measuring over 9 Km were completed as of the date of this report. As such, the HU plantation property is now having good accessibility to major highways within the district of Enping City.

Drying & Processing	Application had been made to relevant authorities on a block of land owned by JHST under its Land Use Rights (measuring about 50 mu or 33,000 m2) for conversion of Agriculture to Industrial status in March 2014, and are expecting to have a response sometime in June 2014. The aim for this conversion is that the existing processing site for drying and processing of HU Flowers and immortal vegetables is too small (with only about 10 Mu of land) such that expanding the physical plant for this operation is necessary and targeted for completion on or before Q2 2015.
Others	JHST had during the first quarter of 2014 recruited an additional 20 laborers from other Provinces making a total of more than 70 permanent workers employed at the HU Plantation helping JHST overcome its manpower shortage faced last season. As such, additional staff quarters and related facilities are being built targeting completion on or before April 30, 2014.

Table (PS 2) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

MEIJI
	Cattle Farm (1) or (JHMC)	An external road surrounding both Cattle Farms (1 & 2) measuring over 5 Km was completed during FY2013. JHMC has extended the use of this road to the regional public and villages as part of its corporate social responsibility effort. Cattle Farm (1) has been raising Simmental and Angus cattle during FY2013 and supplying part of its product to the Beijing wholesale markets and the Guangzhou wholesale markets. Its supply of young bulls and heifers mainly have come from the ChangChun District situated in Northeast China where long winters and lower temperatures have required almost a month to acclimate the livestock to JHMC's warmer climate. As a result, inability to achieve sufficient weight gain and an increase in mortality rate (up by 2%) has been experienced. To mitigate such problems, Cattle Farm (1) decided in 2014 to grow a native cattle species (called Southern Yellow Cattle) that do not grow as large as the Angus or Simmental, but do have a similar growth rate in comparison.
	Cattle Farm (2)	Work in progress on Cattle Farm (2) during FY2013 was slow due to extra capital spent on the external road mentioned above, however work has commenced and is progressing well since March 2014.
	Others	On November 23, 2013 MEIJI executed an agreement with Dongguan Jinrun Agriculture Co. Ltd (“DJAC”) to help DJAC develop cattle farms using MEIJI's semi-free ranging cattle system and aromatic feed feeding program (technology) in Xin Feng County where DJAC executed an agreement with the Government to develop cattle farms under a "Helping the Poor" social program. The Project is to develop cattle farms that have the capacity to fatten 10,000 head of cattle per year by end of 2016 with the aim to increase the total aggregate annual income of 1,000 local household farmers to no less than RMB30 million per year. Under MEIJI's agreement with DJAC, MEIJI will not make a profit on its transfer of technology, but rather under the condition that all cattle fattened by the Project will be exclusively purchased and marketed by MEIJI under its own brand label.
CA
	Fish Farm (1) (or JFD)	Since Q4 2013, Fish Farm (1)'s repurposing of its growing tanks has resulted in it having 4 tanks producing Sleepy Cod, 6 tanks producing eels and 6 tanks producing prawns, on target to meet its sales projections for 2014.
	Fish Farm (2)	Actual work in progress at the 50 Mu island site were slowed down due to engineering complications that increased the overall construction cost. However, we managed to complete all external dams at the other 300 Mu at Gao's Aquaculture farm's property with underground RAS systems that the grow-out of eels and sleepy cod is much more efficient and in better water quality than they were in 2013.
	Prawn Farm (1)	Work to expand its grow-out facility by an additional of 6 tanks started in week (1) April 2014. This expansion is targeted to increase grading frequencies throughout the prawn growing stages allowing us to gauge precise nutrient and supplement levels that are essential to achieve better, more efficient, growth rates.
	Prawn Farm (2)	As of March 31, 2014, Prawn Farm (2) has seen the completion of over 6 x 10 mu and 4 x 20 mu RAS open dams to increase its capacity to house over 30,000 brood-stock mother prawns, and the grow-out of over 120 MT of marketable sized prawns per year. PF(2)'s 2014 target is to produce up to 120 million (Big giant) fingerling prawns / month and 120 million of (Mexican White) fingerling prawns / month.
	R & D	The first batch of 400,000 eel fingerlings (sized about 30mm in length) was imported from Madagascar during late February 2014 and placed into the R&D station to study their adaptability and growth rate in Guangzhou City districts in preparation for importing fingerlings to be grown in our APM farms starting in October 2014 to mid-March 2015. If the R&D test is successful, we shall be able to develop this market into a highly profitable business with lower risk factors by nurturing the fingerlings for 2 months and reselling them at gross margins of over 600% (based on the current wholesale price of RMB13 / piece, cost of fingerling of RMB1.20 / piece and feed cost of RMB7.5 / 1000 pieces / day).

New Prawn Project Zhongshen	A project focused on the prawn and hydroponic industries made up of the following components:
* the Project is situated at Zhongshan City, Heng Men Ken District Agriculture Village lot E009 to E057 totaling 48 lots measuring up to 3,600 mu (equivalent to about 595 acres) allotted for the first years of development with a further 4,400 Mu allotted for future development making total land area available for the Project to be 8,000 Mu (equivalent to about 1,320 acres).
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

Table (PS 3) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

CA	New Prawn Project Zhongshan (Continued)	* The Project owner will be a Sino Foreign Joint Venture Company (SJVC) formed between Glory Ocean Development Co. Limited (“GODC”) (an HK Incorporation) and a group of businessmen from the Zhongshan City (the Parties) whereas CA granted GODC a developer license with the right to develop the Project using CA's APM technology and management systems. In this respect, the process for the parties to apply to relevant Authorities to form the SJVC started on March 15, 2014 and expecting completion on or before April 30, 2014. Although the SJVC has not been officially formed, the Government has already granted land leasing rights to the parties with the understanding that once the SJVC is official then the said leasing right will be transferred to the SJVC.
SIAF or (Corporate)	Imports & trading	The seafood trade is subject to seasonal variations, and as such the Company continues to explore the feasibility of import trade with more countries, believing that the demands in quality seafood is huge in China providing strong growth opportunity for the Company in this business sector.
	Madagascar	Having established the collection center and packaging facility in Madagascar during Fiscal year 2013, the Company is now securing supplies of live seafood by air shipments (i.e. crabs and eels) consistently that are being sold in the Shanghai and Guangzhou wholesale markets. We are now developing in Madagascar the supplies of live lobsters and other shell fish and also frozen seafood, as such we believe that the Company will also enjoy good growth in this sector of its businesses, gradually.
	WHX (or restaurant developments & business)	Restaurant (5), situated at HingZhong shopping Complex in Zhongshan City, was opened on March 29, 2014, and marks a total of 5 restaurants being designed and developed by the Company. In this respect we are still learning to develop a style of restaurants that will cater to its localized clients while yielding strong financial benefits to their owners. As such, we are renovating Restaurants #1 and #3 targeting to achieve this aim. Having established the Central kitchen, storage, and bakery in 2013, allows a consistent, uniform, and safe food quality being supplied to the restaurants, and as such we believe that the Leonie chain of Restaurants will secure a good position in the restaurant market and be established into a viable business with good financial fundamentals. The development of restaurants from scratch is a long process especially in major cities of China due to the extensive procedures required in obtaining permits of various forms (i.e. environmental, health, fire, tax, trade business permits, etc.), and the associated facilities required to be provided to staff and workers (i.e. housing, transportation, etc.), and as such, the Company has reduced this kind of development in fiscal year 2013, keeping open the possibility of acquiring existing restaurant operations, helping to shorten the time in establishing the Leonie Chain of 20/30 restaurants. In this respect, the Company is talking and discussing with multiple restaurant operators and intend to keep its shareholders informed, respectively.
	NaWei (or wholesale centers developments & businesses)	On March 1, 2014, the Company had hired an operation manager for NaWei to manage its overall operation with the aim to develop NaWei's wholesale and retail operations. The Company believes that it is important for NaWei to be involved in the development of its retail venture, so that the household brand label for SJAP's Marbled beef line can be developed more quickly and efficiently.

Table (PS 4 & 5) below show the tentative Development Schedule planned for business operations for 2014 / 2015:

	2014 (Month )												2015 (Month)
	1	2	3	4	5	6	7	8	9	10	11	12	1	2	3	4	5	6	7	8	9	10	11	12
SJAP
Production and sale of livestock	Increasing livestock, improving and expanding cooperative farms to fatten more cattle and to shorten the fattening period
Production and sale of feedstock
Bulk livestock feed	Cultivate more crop fields to increase production
Concentrate livestock feed	Improving and upgrading to increase production
Production and sale of fertilizer
Slaughterhouse	Completion of all related construction to ensure servicing 500 head / day in 2014, gradually increasing to 800 head / day in 2015
Deboning activity	Installation of 2 new automatic deboning lines & purchase of marbled beef technology and equipment to produce a higher quality product
Value-added processing of beef meats										Developing various processing lines
Marketing and sales	Developing marketing networks in selective Tier (1 and 2) cities (including (i) the development of sales networks into existing markets, and (ii) the development of retail and wholesale distribution facilities in existing centers.
Logistic distribution network							Development of refrigerated delivery to ensure food safety
Other developments (i.e. Enzyme production facility, mash gas station, etc.)											Tentatively targeting to start in 2015
HS.A
Production of fertilizer										Starting expansion program of multi-purpose specialty fertilizer
Trading of fertilizer							Constructing additional storage
Production and sale of live cattle	Construction of cattle farm and cultivation of livestock feed for fattening up to 10,000 head based on 2500 head / 3-month cycle.
Marketing and sales	General promotion activities

JHST
HU Flowers and Immortal vegetables
Fresh HU Flowers
Dried HU Flowers	Construction of more driers												Construction of more driers
Dried Immortal vegetables	Development of additional planting fields												Development of additional planting fields
Other Value-added products	Construction of new processing facilities												Construction of new processing facilities
Other associated developments	Finishing of road work and infrastructure												Infrastructure work

	2014 (Month )												2015 (Month)
	1	2	3	4	5	6	7	8	9	10	11	12	1	2	3	4	5	6	7	8	9	10	11	12

CA
Prawn Projects (Including contracted farms)
Expansion of existing farms	Expansion on PF(1) and construction of adjacent Hydroponic farm, continue work on FF(2), and complete PF(2) phases 2 & 3
New project farms and developments	Construction and development of Zhongshan Prawn Project phase (1) with 1st stage of prawn production beginning in August 2014, projecting 10,000 MT produced by year end 2015
Marketing and sales													Sales promotion programs at wholesale centers in 1st and 2nd Tier Cities in China
Logistic developments										To be guided by the market requirements
Acquisition of SJVC's (inclusive deposits and prepayments)	Depending on cash-flow, targeting the official formation of 2 SJVC's in 2014

MEIJI
Production/sale of live cattle (Aromatic)
Expansion of existing farms	Construction of additional cattle houses, development of more crop fields, & increasing amount of livestock																	Construction of additional feed storage and environmental provisions
New project farms and development	Tentatively, no new plans.
Acquisitions of SJVC's (inclusive deposits and prepayments)	Dependent on cash-flow

SIAF
Seafood import/export trade
Expansion of import trading	Importing/marketing Australian lamb and beef to enhance overall market reach, and coordinating sales of beef from Xining.
Market development	Completing development of reception centers and display showrooms
Acquisitions of SJVC's (inclusive deposits and prepayments)	Dependent on cash-flow

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

None.

PART III

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	64	CEO and Director
Tan Poay Teik	55	Chief Marketing Officer and Director
Chen Bor Hann	49	Secretary and Director
Yap Koi Ming (George)	61	Independent Director
Nils Erik Sandberg	73	Independent Director
Daniel Ritchey	45	Independent Director
Lim Chang Soh (Anthony)	50	Independent Director
Olivia Lai		Chief Financial Officer

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

Olivia Lai. Ms. Lai has over 20 years accounting and finance experience and held senior positions in many multi-national and public accounting and consulting firms; including Cisco Systems, Ernst & Young and PricewaterhouseCoopers. She is a U.S. and Hong Kong Certified Accountant with memberships in the American Institute of Certified Public Accountants, Charted Global Management Accountants, Hong Kong Institute of Certified Public Accountants, and the Taxation Institute of Hong Kong. Ms. Lai holds a BSC in Accounting with the highest distinction from the University of Illinois, which she received in 1992 and an EMBA from the Kellogg School of Management, Northwestern University and University of Illinois — University of Science and Technology, Hong Kong, which she received in 2005. An American and Hong Kong Chinese, she is fluent in English, Cantonese, and Mandarin.

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

Tan Paoy Teik . On June 14, 2011, we entered into a three-year employment agreement effective as of January 1, 2011 with Tan Paoy Teik, our Chief Marketing Officer (the “Tan Agreement”). Pursuant to the Tan Agreement, Mr. Tan is entitled to an annual base salary of $174,000 and to receive 174,000 shares of our common stock. Such shares have not been issued to Mr. Tan. Mr. Tan shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Tan Agreement provides for Mr. Tan to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Tan Agreement also includes confidentiality obligations to which Mr. Tan must adhere.

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

General

At no time during the last fiscal year with respect to any person listed in the table above was there:

•	any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item that should be included as All Other Compensation in a Summary Compensation Table.

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

(4) All Other Fees

None.

PART IV

ITEM 15          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-Way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement – Tri-Way selling equity interest in TianQuan Science. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents: Capital Award, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents: Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents: Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents: Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws. Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Foods, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Amended and Restated Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

10.1	Patented “Intellectual Property” namely “Zhi Wu Jei Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.1 thereto.

10.2	Sino Foreign Joint Venture Agreement: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.2 thereto.

10.3	Sino Foreign Joint Venture Agreement: Qinghai Sanjiang A Power Agriculture Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.3 thereto.

10.4	Deed of Trust - A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.4 thereto.

10.5	Deed of Trust - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.5 thereto.

10.6	Deed of Trust - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.6 thereto.

10.7	Master License from Infinity Environmental Group, a Belize corporation. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.7 thereto.

10.8	Capital Award Consulting Service Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.8 thereto.

10.9	Tri-Way Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.9 thereto.

10.10.a	Share Sale Agreement of Zhongxingnongmu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.10(a) thereto.

10.10.b	MOU SIAF and Mr. Sun Sales and Purchase of shares Hang Yu Tai. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.10(b) thereto.

10.11	Joint Venture Agreement for Enping City Bi Tao A Power Prawn Culture Development Co., Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.11 thereto.

10.12	AP Technology Consulting Services Agreement between Capital Award and a Group of China Parties. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.12 thereto.

10.13	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.13 thereto.

10.14	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.14 thereto.

10.15	Employment Agreement - Lee. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.15 thereto.

10.16	Employment Agreement - Tan. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.16 thereto.

10.17	Employment Agreement - Chen. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.17 thereto.

10.18	SJVC Enping Cattle and Sheep Farm Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.18 thereto.

10.19	Bait Fish Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.1 thereto.

10.20	Sleepy Cod Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.2 thereto.

10.21	Agreement between Capital Award, Inc. and Liu Gang, et al. Incorporated herein by reference to the Current Report on Form 8-K filed on February 29, 2012 as Exhibit 10.1 thereto.

10.22	Agreement between Macau Eiji Company Limited and Mr. Jin Xuesong. Incorporated herein by reference to the Current Report on Form 8-K filed on March 28, 2012 as Exhibit 10.1 thereto.

10.23	Addendum to Consulting and Services Agreement. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.1 thereto.

10.24	SJVC Agreement between MEIJI and Mr. He Yue Xiong. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.2 thereto.

10.25	Consulting and Services Agreement MEIJI and Mr. He Yue Xiong, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.3 thereto.

10.26	Agreement to Purchase Young Beef between MEIJI and Yang Zi Shao Town Cattle Farm. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.4 thereto.

10.27	WSPS SJVC between the Company and Zhou Jianfeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.5 thereto.

10.28	WSPS Consulting and Services Agreement between Capital Award and Zhou Jianfeng, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.6 thereto.

10.29	Memorandum of Understanding between the Company and Wu Xiaofeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.7 thereto.

10.30	Jiangmen Hang Meiji Cattle Farm Co. Ltd. Statutory Documents. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.8 thereto.

10.31	Consulting and Service Agreement (Wholesale 2) between the Company and Guangzhou YiLi Na Wei Trading Co. Ltd. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.9 thereto.

10.32	JFD Lease agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.32 thereto.

10.33	JHMC Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.33 thereto.

10.34	JHST Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.34 thereto.

10.35	Sino Agro Food, Inc. Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.35 thereto.

10.36	Capital Award Consulting Service Agreement related to Fish Farm 2. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.36 thereto.

10.37	WXC Consulting Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.37 thereto.

10.38	Consulting and Service Agreement between MEIJI and Wei Da Xing, et al. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.38 thereto.

10.39	License Agreement between Capital Award Inc. and Glory Ocean Development Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on March 5, 2014 as Exhibit 10.1 thereto.

10.40	SJVC Agreement between group of business investors in Zhongshan City, Guangdong Province, PRC and Glory Ocean Development Ltd. Incorporated herein by reference to the Annual Report on Form 10-K filed on April 11, 2014 as Exhibit 10.40 thereto.

14	Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013 as Exhibit 14 thereto.

21	List of subsidiaries. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 21 thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Opinion of PRC Counsel*

99.2	Decree of the State Council of the People’s Republic of China*

99.3	Description of the Law of the People’s Republic of China on Sino-Foreign Contractual Joint Ventures*

101 .INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

July 1, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 1, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

July 1, 2014	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Marketing Officer and Director

July 1, 2014	By:	/s/ CHEN BORHANN
Chen Bor Hann Corporate Secretary and Director

July 1, 2014	By:	/s/ YAP KOI MING
Yap Koi Ming Director

July 1, 2014	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

July 1, 2014	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Director

July 1, 2014	By:	/s/ SOH LIM CHANG
Soh Lim Chang Director

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

June 27, 2014

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,327,274	$8,424,265
Inventories	8,148,203	17,114,755
Cost and estimated earnings in excess of billings on uncompleted contracts	663,296	2,336,880
Deposits and prepaid expenses	92,401,416	47,308,857
Accounts receivable, net of allowance for doubtful accounts	82,057,942	52,948,350
Other receivables	3,782,771	5,954,248
Total current assets	188,380,902	134,087,355
Property and equipment
Property and equipment, net of accumulated depreciation	46,487,058	19,946,302
Construction in progress	59,134,732	24,492,510
Land use rights, net of accumulated amortization	60,705,829	55,733,246
Total property and equipment	166,327,619	100,172,058
Other assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	12,081,470	8,114,624
License rights	-	1
Total other assets	12,806,410	8,839,565

Total assets	$367,514,931	$243,098,978

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$11,055,194	$5,762,643
Billings in excess of costs and estimated earnings on uncompleted contracts	3,146,956	2,790,084
Due to a director	1,793,768	3,345,803
Dividends payable	-	951,308
Other payables	10,768,786	6,654,478
Short term bank loan	4,100,377	3,181,927
	30,865,081	22,686,243

Non-current liabilities
Deferred dividends payable	3,146,987	3,146,987
Bonds payable	1,725,000	-
Long term debts	180,417	175,006
	5,052,404	3,321,993

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 7,000,100 and 10,000,100 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively)	-	-
Series B convertible preferred stock: $0.001 par value) (10,000,000 shares designated, 7,000,000 and 10,000,000 shares issued and outstanding) as of December 31, 2013 and December 31, 2012, respectively)	7,000	10,000
Series F Non-convertible preferred stock: $0.001 par value) (1,000,000 shares designated, 0 shares issued and outstanding) as of December 31, 2013 and December 31, 2012, respectively)	-	-
Common stock: $0.001 par value (170,000,000 shares authorized, 137,602,043 and 100,004,850 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively)	137,602	100,005
Additional paid - in capital	108,038,413	91,216,428
Retained earnings	178,070,837	103,864,308
Accumulated other comprehensive income	6,260,131	3,868,274
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	291,263,983	197,809,015
Non - controlling interest	40,333,463	19,281,727
Total stockholders' equity	331,597,446	217,090,742
Total liabilities and stockholders' equity	$367,514,931	$243,098,978

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Revenue
- Sale of goods	$208,614,041	$88,072,327
- Consulting and service income from development contracts	51,179,311	50,541,312
- Commission income	1,632,461	-
	261,425,813	138,613,639
Cost of goods sold	(139,346,055)	(50,558,514)
Cost of services	(20,548,608)	(18,248,957)

Gross profit	101,531,150	69,806,168

General and administrative expenses	(8,859,777)	(8,385,862)
Net income from operations	92,671,373	61,420,306

Other income (expenses)

Government grant	613,678	139,836

Other income	230,840	308,332

Gain on extinguishment of debts	1,318,947	1,666,386

Interest expense	(393,592)	(282,320)

Net other income (expenses)	1,769,873	1,832,234

Net income before income taxes	94,441,246	63,252,540

Provision for income taxes	-	-

Net income	94,441,246	63,252,540
Less: Net (income) loss attributable to the non - controlling interest	(20,234,717)	(5,706,708)
Net income attributable to the Sino Agro Food, Inc. and subsidiaries	74,206,529	57,545,832
Other comprehensive income
Foreign currency translation gain	3,208,876	448,984
Comprehensive income	77,415,405	57,994,816
Less: other comprehensive (income) loss attributable to the non - controlling interest	(817,019)	(27,548)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	$76,598,386	$57,967,268

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	$0.62	$0.70
Diluted	$0.58	$0.63

Weighted average number of shares outstanding:
Basic	119,730,338	82,016,910
Diluted	127,437,187	92,016,910

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

The Company was engaged in the mining and exploration business but ceased its mining and exploring business on October 14, 2005. On August 24, 2007, the Company entered into a Merger and Acquisition Agreement with Capital Award Inc., a Belize corporation (“CA’) and its subsidiaries Capital Stage Inc. (“CS’) and Capital Hero Inc. (“CH’). Effective the same date, CA completed a reverse merger transaction with SIAF. SIAF acquired all the outstanding common stock of CA from Capital Adventure, a shareholder of CA, for 32,000,000 shares of the Company’s common stock.

On August 24, 2007 the Company changed its name from Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. On December 8, 2007, the Company changed its name to Sino Agro Food, Inc.

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (the “PRC” ):

(a)	Hang Yu Tai Investment Limited (“HYT”), a company incorporated in Macau, the owner of a 78% equity interest in ZhongXingNongMu Ltd (“ZX’), a company incorporated in the PRC;

(b)	Tri-way Industries Limited (“TRW”), a company incorporated in Hong Kong;

(c)	Macau Eiji Company Limited (“MEIJI”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST’), a PRC corporate Sino-Foreign joint venture. HST was dissolved in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foreign joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), a company incorporated in the PRC with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“PMH”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP’), incorporated in the PRC, of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

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

 SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

On February 15, 2011 and March 29, 2011, the Company entered into an agreement and a memorandum of understanding (an “MOU”), respectively, to sell 100% equity interest in HYT group (including HYT and ZX) to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000, with effective date of January 1, 2011.

The Company applied to form Enping City Bi Tao A Power Prawn Culture Development Co. Limited (“EBAPCD” ), in which the Company would indirectly own a 25% equity interest on February 28, 2011.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD’), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD’) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company presently owns a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC’) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. During the year ended December 31, 2013, MEIJI further invested $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. During the year ended December 31, 2013, MEIJI and SJAP further invested $403,805 and $398,329 in HSA, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“SAFS’) As of December 31, 2013, the Company invested $77,664 in SAFS.

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

SIAF, CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SAFS and SJAP are hereafter referred to as (the “Company”).

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

Multiple-Element Arrangements

To qualify as a separate unit of accounting under ASC 605-25 “Multiple Element Arrangements”, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company’s multiple-element arrangements are consulting and service under development contract, commission and management service.

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

2.15 INVENTORIES

Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows:

(a)	raw materials - purchase cost on a weighted average basis;

(b)	manufactured finished goods and work-in-progress - cost of direct materials and labor and a proportion of manufacturing overhead based on normal operation capacity but excluding borrowing costs; and

(c)	retail and wholesale merchandise finished goods - purchase cost on a weighted average basis.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(a)equity-at-risk is not sufficient to support the entity's activities;

(b)as a group, the equity-at-risk holders cannot control the entity; or

(c)the economics do not coincide with the voting interest.

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

In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company will apply these amendments for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of the amendments to have a material impact on the consolidated financial statements.

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

	2013
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm
	Development	Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$109,059,105	$22,814,476	$73,718,075	$24,792,014	$31,042,143	$261,425,813

Net income (loss)	$40,267,690	8,894,028	$14,302,266	$4,717,736	$6,024,809	$74,206,529

Total assets	$96,033,450	$49,831,925	$156,141,447	$46,428,738	$19,079,371	$367,514,931

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2012
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
	(Restated)		(Restated)		(Restated)
Revenue	$81,383,568	$11,878,599	$23,347,564	$17,038,001	$4,965,907	$138,613,639

Net income (loss)	$39,150,568	$6,245,281	$3,875,609	$9,058,822	$(784,448)	$57,545,832

Total assets	$79,222,788	$36,792,718	$96,282,055	$28,265,035	$2,536,382	$243,098,978

Note

(1)	Operated by Capital Award, Inc. (“CA”) and Jiangmen City A Power Fishery Development Co., Limited (“JFD”).

(2)	Operated by Jiangmen City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).
(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”) and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiangmen City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Meiji Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

Further analysis of revenue:-

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$72,362,980	$-	$-	$-	$-	$72,362,980

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	22,814,476	-	-	-	$22,814,476

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	11,490,395	-	-	11,490,395

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	62,227,680	-	-	62,227,680

Macau Eiji Company Limited (“MEIJI”)	-	-	-	17,671,418	-	17,671,418
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	22,047,092	22,047,092
Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	35,259,211	-	-	-	-	35,259,211

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,120,596	-	7,120,596
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	8,799,503	8,799,503
Commission and management fee
Capital Award, Inc. (“CA”)	1,436,914	-	-	-	-	1,436,914

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	195,548	195,548
	$109,059,105	$22,814,476	$73,718,075	$24,792,014	$31,042,143	$261,425,813

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2012 (Restated)
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Total

Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$45,189,788	$-	$-	$-	$-	$45,189,788

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	11,878,599	-	-	-	11,878,599

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,213,038	-	-	2,213,038

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	21,134,526	-	-	21,134,526

Macau Eiji Company Limited (“MEIJI”)	-	-	-	5,957,870	-	5,957,870
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,698,506	1,698,506
Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	35,471,383	-	-	-	-	35,471,383

Macau Eiji Company Limited (“MEIJI”)	-	-	-	10,930,131	-	10,930,131
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,267,401	3,267,401
Commission and management fee
Capital Award, Inc. (“CA”)	722,397	-	-	-	-	722,397

Macau Eiji Company Limited (“MEIJI”)	-	-	-	150,000	-	150,000
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-
	$81,383,568	$11,878,599	$23,347,564	$17,038,001	$4,965,907	$138,613,639

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

COST OF SERVICES

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$13,197,048	$-	$-	$-	$-	$13,197,048

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,733,262	-	4,733,262
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	2,618,298	2,618,298
	$13,197,048	$-	$-	$4,733,262	$2,618,298	$20,548,608

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	2012 (Restated)
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Total
Name of entity
Sale of goods

Capital Award, Inc. (“CA”)	$23,512,812	$-	$-	$-	$-	$23,512,812

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	5,035,955	-	-	-	5,035,955
Hunan Shenghua A Power Agriculture Co., Limited (“H SA”)	-	-	1,723,031	-	-	1,723,031

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	14,574,772	-	-	14,574,772

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,613,074	-	4,613,074
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,098,870	1,098,870
	$23,512,812	$5,035,955	$16,297,803	$4,613,074	$1,098,870	$50,558,514

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

5. INCOME TAXES

United States of America

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

China

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DE’s’) and Foreign Invested Enterprises (“FIE’s’). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DE’s and FIE’s. The Company is currently evaluating the impact that the new EIT will have on its financial condition. Beginning January 1, 2008, China unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

6. CASH AND CASH EQUIVALENTS

	2013	2012

Cash and bank balances	$1,327,274	$8,424,265

7. INVENTORIES

As of December 31, 2013, inventories are as follows:

	2013	2012

Sleepy cods, prawns, eels and marble goble	$1,761,111	4,612,090
Bread grass	580,955	1,473,653
Beef cattle	1,951,962	2,569,659
Organic fertilizer	895,670	737,166
Forage for cattle and consumable	684,979	278,900
Raw materials for bread grass and organic fertilizer	855,493	6,765,536
Immature seeds	698,704	677,751
Harvested HU plantation	719,329	-
	8,148,203	17,114,755

8. DEPOSITS AND PREPAID EXPENSES

	2013	2012

Deposits for
- purchases of equipment	$4,886,048	$318,192
- acquisition of land use rights	7,826,508	7,826,508
- inventories purchases	9,771,383	2,228,854
- aquaculture contract	-	7,062,600
- building materials	1,281,935	2,000,000
- proprietary technologies	4,404,210	2,254,839
- construction in progress	23,021,316	14,423,021
Miscellaneous	-	4,892,258
Shares issued for employee compensation and overseas professional fee	100,308	271,800
Temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (Note 1)	41,109,708	6,030,785
	$92,401,416	$47,308,857

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note (1)
Intended
unincorporated	Projects
investee	engaged		2013	2012
A	Trade centre	*	$4,086,941	$-
A	Seafood centre	*	1,032,914	-
B	Fish Farm 2 Gao Qiqiang Aquaculture	*	6,000,000	-
C	Prawn farm 1	*	14,554,578	2,682,680
D	Prawn farm 2	*	9,877,218	3,348,105
E	Cattle farm 2	*	5,558,057	-
			$41,109,708	$6,030,785

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”)engaged in projects development of trade and seafood centres, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs.The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of December 31 2013, the percentages of equity stakes of SFJVCs A (trade and seafood centres), B ( fish farm 1 Gao Qiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are 23%, 23%, 56% and 35% respectively.

*. The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

Miscellaneous represents the value of the shares of the Company held by the custodian for convertible notes, rental and utility deposits, and deposits for sundries purchases and sundries prepaid expenses.

9. ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of December 31, 2013 and 2012. Bad debts written off for the years ended December 31, 2013 and 2012 are $0.

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

Cash advances paid as consideration to acquire investments represent deposits made for potential future investments. These payments are temporary and refundable because the projects development of respective entities have not been fully completed so as to provide full details of information to allow us to complete accurate feasibility analysis. Advanced to employees and suppliers are unsecured, interest free and without fixed term of repayment.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Cost	$65,192,615	$58,630,950

Less: Accumulated amortization	(4,486,786)	(2,897,704)

Net carrying amount	$60,705,829	$55,733,246

	Expiry date	Location	Amount
Balance @1.1.2012			$57,845,573
Additions:
2012	2051	Xining city, Qinghai Province, the P.R.C.	528,240
Exchange difference			257,137
Balance @12.31.2012			58,630,950
Additions:
2013	2023	Enping city, Guangdong Province, the P.R.C.	489,904
2013		Land improvement cost incurred	3,914,275
Exchange difference			2,157,486
Balance @12.31.2013			$65,192,615

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

16. VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP’), which was incorporated in the PRC. As of December 31, 2013, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

18. OTHER PAYABLES

	2013	2012

Due to third parties	$4,715,543	$877,259
Promissory notes issued to third parties	3,625,000	3,352,394
Convertible notes payable	-	232,000
Due to local government	2,428,243	2,192,825
	$10,768,786	$6,654,478

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

19. CONSTRUCTION CONTRACT

(i) Costs and estimated earnings in excess of billings on uncompleted contract

	2013	2012

Costs	$3,527,975	$3,755,046
Estimated earnings	8,538,930	8,307,452
Less: Billings	(11,403,609)	(9,725,618)
Costs and estimated earnings in excess of billings on uncompleted contract	$663,296	$2,336,880

(ii) Billings in excess of costs and estimated earnings on uncompleted contracts

	2013	2012

Billings	$8,406,900	$9,810,427
Less: Costs	(2,179,410)	(1,886,705)
Estimated earnings	(3,080,534)	(5,133,638)
Billings in excess of costs and estimated earnings on uncompleted contract	$3,146,956	$2,790,084

(iii) Overall

	2013	2012

Billings	$19,810,509	$19,536,045
Less: Costs	(5,707,385)	(5,641,751)
Estimated earnings	(11,619,464)	(13,441,090)
Billings in excess of costs and estimated earnings on uncompleted contract	$2,483,660	$453,204

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

(ii)	ranks senior to common stockholders, holders of Series B convertible preferred stockholders and any other stockholders on liquidation.

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

The Series F Non-Convertible preferred stock:

On August 1, 2012, the Company designated 1,000,000 shares of Series F Non-Convertible Preferred Stock with a par value per share of $0.001.

The Series F Non-Convertible Preferred Stock:

(i) is not redeemable subject to (iv);

(ii) except for (iv), with respect to dividend rights, rights on liquidation, winding up and dissolution, rank junior and subordinate to ( a) all classes of Common Stock,(b) all other classes of Preferred Stock and (c) any class or series of capital securities of the Company.

(iii) shall not entitled to receive any further dividend; and

( iv) on May 30, 2014, the holders of shares of Series F Non-Convertible Preferred Stock with coupon shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share. Upon redemption, the Holder shall no longer own any shares of Series F with coupon that have been redeemed, and all such redeemed shares shall disappear and no longer exist on the books and records of the Company; redeemed shares of Series F which no longer exist upon redemption shall thereafter be counted toward the authorized but unissued “blank check” preferred stock of the Company.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of December 31, 2013 and 2012 are 0 shares.

As a result, grand total issued and outstanding preferred stock as of December 31, 2013 and 2012 are 7,000,100 shares and 10,000,100, respectively.

Common Stock:

On December 5, 2012, the Company obtained stockholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, no par value (the “ Common Stock’), from 100,000,000 to 130,000,000. The board of directors believes that the increase in our authorized Common Stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

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

On December 5, 2012, the Company obtained stockholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, no par value (the “ Common Stock’), from 130,000,000 to 170,000,000. The board of directors believes that the increase in our authorized Common Stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

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

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD’), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD’) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested $1,258,607 in JFD. JFD is engaged as an operator of an indoor fish farm. Prior to December 31, 2011, JFD has not commenced its principal business activity. Management did not retain a specialist or valuation expert to value the purchase of this additional 25% interest. As of January 1, 2012, JFD had not commenced its principal operations and was in the process of finalizing the construction of the indoor fish farm facilities. Management determined that the fair value of the assets approximated the historical cost carried on the books of JFD. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the amount of $1,702,580.The Company presently owns a 75% equity interest in JFD and controls its board of directors. As of January 1, 2012, the Company had consolidated the assets and operations of JFD.

The following table summarizes our unaudited consolidated results of operations for the years ended December 31, 2012 and 2011, as well as unaudited consolidated results of operations as though the JFD and JHMC acquisitions had occurred on January 1, 2011.

Second acquisition on January 1, 2012 - 25% additional equity interest in JFD.

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

Third acquisition on April 1, 2012 - 25% additional equity interest in JFD.

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
$1,210,319

Business combination of JHMC

Second acquisition on September 30, 2012 - 50% additional equity interest in JHMC

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC’) in which it owns 75% equity interest with investment $4,020,665 while withdrawing its 25% equity interest in ECF. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC.

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

Term of the bonds are as follows:

 SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Issue size:	$16,800,000
Number of units offered:	840 units
Number of units issued:	69 units
Principal value per unit:	$25,000 per unit
Net payable value /bond:	$20,000 per unit
Discounted value/bond:	$5,000 paid to bond holder
Maturity date:	2 years (September 30, 2015)
Participating interest:	5% per annum
Effective yield:	11.80% per annum

	2013	2012

5% Participating zero coupon bonds repayable on September 30, 2015	$1,725,000	$-

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

	2013	2012

Total amounts of debts to be settled	$18,030,632	$19,529,803
Less: Aggregate market fair value of 37,299,984 (2012: 32,064,588) shares of common stock in exchange of the above debts for debts extinguishment	(16,711,685)	(17,863,417)
Gain on extinguishment of debts	$1,318,947	$1,666,386

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

33. SUBSEQUENT EVENTS

(i)	On May 5, 2014, the Company requested the Securities and Exchange Commission to issue an order granting the withdrawal of the registration statement related to a public offering of common stock of the Company for maximum aggregate gross proceeds of $26,250,000 filed on March 28, 2013.

(ii)	On June 10, 2014, the Company amended and restated the of the Designations, Powers, Preferences and Rights of the Series F Non-Convertible Preferred Stock Certificate to (i) postpone the payment date of the dividend to May 30, 2015, (ii) to delete a reference to the redemption or declaration of any cash dividend or distribution on any Junior Securities, and (iii) make certain minor corrections to the Certificate. No share of Series F Non-Convertible Preferred Stock was ever issued.

The Company believes it to be in the best interests of its shareholders to delay the cash payment until such time as its financial position would enable it to make the payment without harming its ability to develop its business in accordance with management’s plans.

