Form 10-Q
period 2014-06-30
Sino Agro Food, Inc.
filed 2014-08-14
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, there were 164,228,043 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	5	$3,631,566	$1,327,274
Inventories	6	25,937,818	8,148,203
Cost and estimated earnings in excess of billings on uncompleted contracts	18	757,303	663,296
Deposits and prepaid expenses	7	93,203,999	92,401,416
Accounts receivable, net of allowance for doubtful accounts	8	117,184,211	82,057,942
Other receivables	9	11,026,053	3,782,771
Total current assets		251,740,950	188,380,902
Property and equipment
Property and equipment, net of accumulated depreciation	10	50,081,031	46,487,058
Construction in progress	11	72,395,107	59,134,732
Land use rights, net of accumulated amortization	12	59,871,240	60,705,829
Total property and equipment		182,347,378	166,327,619
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	11,771,492	12,081,470
Licenses	16	-	-
Total other assets		12,496,432	12,806,410

Total assets		$446,584,760	$367,514,931

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$19,783,024	$11,055,194
Other payables	17	11,660,708	10,768,786
Billings in excess of costs and estimated earnings on uncompleted contracts	18	3,521,421	3,146,956
Due to a director		3,762,108	1,793,768
Dividends payable	19	3,146,987	-
Short term bank loan	20	4,063,059	4,100,377
		45,937,307	30,865,081

Non-current liabilities
Deferred dividends payable	19	-	3,146,987
Long term debts	20	2,616,610	180,417
Bonds payable	21	1,725,000	1,725,000
		4,341,610	5,052,404
Commitments and contingencies		-	-

Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 7,000,100 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)
Series A preferred stock: $0.001 par value	22	-	-
(100 shares designated, 100 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)
Series B convertible preferred stock: $0.001 par value	22	7,000	7,000
(10,000,000 shares designated, 7,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)
Series F Non-convertible preferred stock: $0.001 par value
(1,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	22	-	-
Common stock: $0.001 par value	22	160,198	137,602
(170,000,000 shares authorized, 160,198,044 and 137,602,043 shares issued and oustanding as of June 30, 2014 and December 31, 2013, respectively)
Additional paid - in capital		118,369,556	108,038,413
Retained earnings		221,945,794	178,070,837
Accumulated other comprehensive income		5,600,438	6,260,131
Treasury stock	22	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		344,832,986	291,263,983
Non - controlling interest		51,472,857	40,333,463
Total stockholders' equity		396,305,843	331,597,446
Total liabilities and stockholders' equity		$446,584,760	$367,514,931

The accompanying notes are an integral part of these consolidated financial statements.

F - 1

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS OF INCOME AND OTHER COMPREHENSIVE INCOME

		Three months ended	Three months ended	Six months ended	Six months ended
	Note	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue
- Sale of goods		$82,357,060	$42,151,850	$160,629,369	$78,701,204
- Counsulting and service income from development contracts		14,346,298	11,735,189	26,589,500	30,196,812
- Commission income		329,146	513,290	741,424	610,064
		97,032,504	54,400,329	187,960,293	109,508,080
Cost of goods sold		(58,049,860)	(26,338,635)	(113,914,389)	(52,103,281)
Cost of services		(6,685,461)	(8,671,247)	(13,188,873)	(16,491,535)

Gross profit		32,297,183	19,390,447	60,857,031	40,913,264

General and administrative expenses		(3,281,860)	(1,608,304)	(5,950,254)	(3,813,692)
Net income from operations		29,015,323	17,782,143	54,906,777	37,099,572

Other income (expenses)

Government grant		124,440	-	237,672	79,759

Other income		1,265	47,718	4,523	65,907

Gain of extinguishment of debts	26	198,373	498,025	241,393	1,051,013

Interest expense		(110,386)	(54,958)	(219,493)	(112,010)

Net income (expenses)		213,692	490,785	264,095	1,084,669

Net income before income taxes		29,229,015	18,272,928	55,170,872	38,184,241

Provision for income taxes	5	-	-	-	-

Net income		29,229,015	18,272,928	55,170,872	38,184,241
Less: Net (income) loss attributable to non - controlling interest		(6,141,977)	(3,941,988)	(11,295,915)	(7,474,529)
Net income attributable to Sino Agro Food, Inc. and subsidiaries		23,087,038	14,330,940	43,874,957	30,709,712
Other comprehensive (loss) income Foreign currency translation (loss) income		(108,578)	1,728,409	(816,214)	1,436,541
Comprehensive income		22,978,460	16,059,349	43,058,743	32,146,253
Less: other comprehensive loss (income) attributable to non - controlling interest		43,000	(217,553)	156,521	(165,771)
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries		$23,021,460	$15,841,796	$43,215,264	$31,980,482

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic		$0.15	$0.13	$0.29	$0.28

Diluted		$0.14	$0.12	$0.28	$0.27
Weighted average number of shares outstanding:

Basic		155,390,109	115,366,595	149,059,330	110,403,819

Diluted		162,390,109	122,366,595	156,059,330	117,403,819

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities
Net income for the period	$55,170,872	$38,184,241

Adjustments to reconcile net income for the period to net cash from operations:
Depreciation	1,131,273	638,671
Amortization	1,056,859	976,294
Common stock issued for services	66,872	181,200
Gain on extinguishment of debts	(241,393)	(1,051,013)
Other amortized cost	100,000	-
Changes in operating assets and liabilities:
Increase in inventories	(17,789,615)	(1,842,406)
Increase/(decrease) in cost and estimated earnings in excess of billings on uncompleted contacts	(94,007)	1,050,105
Decrease (increase) in deposits and prepaid expenses	563,949	(4,783,140)
Decrease in due to a director	1,968,340	8,264,907
Increase in accounts payable and accrued expenses	8,727,830	2,606,191
Increase in other payables	10,466,922	3,608,856
Increase in accounts receivable	(35,126,269)	(29,425,520)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	374,465	(1,867,709)
Increase in other receivables	(7,243,282)	(420,024)
Net cash provided by operating activities	19,132,816	16,120,653
Cash flows from investing activities
Purchases of property and equipment	(3,372,840)	-
Payment for construction in progress	(15,655,682)	(13,596,632)
Acquisition of land use rights	-	(490,323)
Net cash used in investing activities	(19,028,522)	(14,086,955)
Cash flows from financing activities
Proceeds from long term debts	2,436,193	-
Dividends paid	-	(951,308)
Net cash provided by (used in) financing activities	2,436,193	(951,308)
Effects on exchange rate changes on cash	(236,195)	(115,206)
Increase in cash and cash equivalents	2,304,292	967,184
Cash and cash equivalents, beginning of period	1,327,274	8,424,265
Cash and cash equivalents, end of period	3,631,566	9,391,449
Supplementary disclosures of cash flow information:
Cash paid for interest	219,493	$112,010
Cash paid for income taxes	-	-
Non - cash transactions
Common stock issued for settlement of debts	$9,575,000	$9,404,638
Series B convertible preferred stock cancelled	-	$(3,000)
Transfer construction in progress to property and equipment	$1,865,678	-
Transfer deposits and prepaid expenses to property and equipment	$513,272	$-

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“PMH”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”), incorporated in the PRC, of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

•

Qinghai Province Sanjiang Group Company Limited (English translation) (“Qinghai Sanjiang”), a private limited company incorporated in P.R.C. with major business activities in the agriculture industry; and

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

F - 4

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

1.	CORPORATE INFORMATION (CONTINUED)

On February 28, 2011, the Company applied to  form Enping City Bi Tao A Power Prawn Culture Development Co Limited (“ EBAPCD”) , and the Company would indirectly own a 25% equity interest in future Sino Joint Venture Company (pending approval).

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to June 30, 2014, MEIJI further invested in JHMC of $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. Up to June 30, 2014, MEIJI and SJAP total investment in HSA were  $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“SAFS”). Up to June 30, 2014, the Company’s total investment in SAFS was $77,664.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. Up to June 30, 2014, the SJAP’s total investment in QZH was $487,805.

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

F - 5

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2    REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31.2013: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2013: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2013: 100%) indirectly	Dormant

Sino Agro Food Sweden ("SAFS")	Sweden	100% (12.31.2013: 100%) directly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, P.R.C.	100% (12.31.2013: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Meiji Limited ("MEIJI")	Macau, P.R.C.	100% (12.31.2013: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, P.R.C.	100% (12.31.2013: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	P.R.C.	75% (12.31.2013: 75%) indirectly	Hylocereus Undatus Plantation ("HU Plantation").

Jiang Men City A Power Fishery Development Co., Limited ("JFD")	P.R.C.	75% (12.31.2013: 75%) indirectly	Fish cultivation
Jiang Men City Hang Mei Cattle Farm Development Co., Limited ("JHMC")	P.R.C.	75% (12.31.2013: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	P.R.C.	26% directly and 50% indirectly (12.31.2013: 26% directly and 50% indirectly)	Manufacturing of organic fertilizer,livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	PRC	45% (12.31.2013: 45%) indirectly	Manufacturing of organic fertilizer,livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Limited (QZH)	P.R.C.	100% (12.31.2013: 0%) indirectly	Slaughter of cattle

F - 6

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The unaudited consolidated financial statements for the six months ended June 30, 2014 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the six months ended June 30, 2014 results are for the six months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, and SAFS and its variable interest entity SJAP and QZH. All material inter-company transactions and balances have been eliminated in consolidation.

SIAF, CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, QZH, SAFS and SJAP are hereafter referred to as (“the Company”).

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $4,316 , $7,542, $10,582 and $10,850 for the three months and for the six months ended June 30, 2014 and 2013, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $952,924, $542, $953,054 and $542 for the three months ended and the six months ended June 30, 2014 and 2013, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $5,600,438 as of June 30, 2014 and $6,260,131 as of December 31, 2013. The balance sheet amounts with the exception of equity as of June 30, 2014 and December 31, 2013 and 2012 were translated using an exchange rate of RMB 6.15 to $1.00 and RMB 6.10 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the six months ended June 30, 2014 and 2013 were RMB 6.13 to $1.00 and RMB 6.24 to $1.00, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of June 30, 2014 and December 31, 2013 are $0.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The cost of sleepy cod breeding technology license is capitalized as proprietary technologies when technological feasibility has been established. Cost of granting sleepy cod breeding technology license is amortized using the straight-line method over its estimated life of 25 years.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of June 30, 2014 and December 31, 2013 amounted to $3,483,283 and $1,256,440 respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the periods indicated:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Customer A	31.08%	26.94%	30.33%	18.57%
Customer B	18.77%	12.51%	17.23%	12.32%
Customer C	9.90%	-	10.10%	-
Customer D	8.17%	7.98%	-	-
Customer E	5.17%	8.90%	5.06%	10.09%
Customer F	-	7.86%	-	-
Customer G	-	-	6.54%	-
Customer H	-	-	-	16.71%
Customer I	-	-	-	8.20%
	73.09%	64.19%	69.26%	65.89%

F - 13

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.26	CONCENTRATION OF CREDIT RISK (CONTINUED)

		Percent of
	Segment	revenue	Amount
Customer A	Fishery Development and Corporate and others Divisions	30.33%	$57,017,319
Customer B	Organic Fertilizer and Bread Grass Division	17.23%	$32,394,481
Customer C	Fishery Development Division	10.10%	$18,982,739

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	June 30, 2014	December 31, 2013

Customer A	16.17%	8.69%
Customer B	12.36%	12.86%
Customer C	10.34%	-
Customer D	8.12%	-
Customer E	7.76%	8.36%
Customer F	-	10.23%
Customer G	-	8.27%
	54.75%	48.41%

As of June 30, 2014, amounts due from customers A, B and C are $18,945,544, $14,488,064 and $12,113,628, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2014 and December 31, 2013, the Company determined no impairment losses were necessary.

F - 14

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

For the three months ended June 30, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.15 and $0.13, respectively. For the six months ended June 30, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.29 and $0.28, respectively. For the three months ended June 30, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.14 and $0.12, respectively. For the six months ended June 30, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.28 and $0.27, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2014 or December 31, 2013, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended June 30, 2014 or 2013.

2.33	NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”).This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement foramounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate a material impact on the consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group ofassets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the saleor transfer results in thecomplete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The newguidance will be effective for us beginning July 1, 2014. We do not anticipate a material impact on the consolidated financial statements upon adoption.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.33	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

	For the three months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$39,950,675	$2,511,888	$32,784,632	$7,123,915	$14,661,394	$97,032,504

Net income (loss)	$7,937,761	$1,210,425	$8,901,795	$1,058,369	$3,978,688	$23,087,038

Total assets	$116,064,028	$49,025,362	$201,091,298	$45,873,510	$34,530,562	$446,584,760

	For the three months ended June 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$17,904,106	$3,554,986	$16,946,378	$6,421,161	$9,573,698	$54,400,329

Net income (loss)	$2,898,600	$2,452,706	$5,679,317	$929,277	$2,371,040	$14,330,940

Total assets	$67,526,143	$38,726,053	$120,479,483	$41,542,654	$26,251,321	$294,525,654

F - 17

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

3. SEGMENT INFORMATION (CONTINUED)

	For the six months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	83,714,940	$3,271,940	61,759,715	14,668,506	24,545,192	187,960,293

Net income (loss)	$18,248,399	$1,185,157	18,919,825	$1,324,563	4,197,013.00	$43,874,957

Total assets	$116,064,028	$49,025,362	$201,091,298	$45,873,510	$34,530,562	$446,584,760

	For the six months ended June 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$42,122,633	$3,554,986	$31,824,277	$14,783,718	$17,222,466	$109,508,080

Net income (loss)	$11,053,353	$2,211,567	$9,342,579	$3,369,881	$4,732,332	$30,709,712

Total assets	$67,526,143	$38,726,053	$120,479,483	$41,542,654	$26,251,321	$294,525,654

Note

(1)	Operated by Capital Award, Inc. (“CA”). and Jiangmen City A Power Fishery Development Co., Limited (“JFD”).
(2)	Operated by Jiangmen City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).
(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”) , Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”) and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).
(4)	Operated by Jiangmen City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Meiji Limited (“MEIJI”).
(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

F - 18

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

3.        SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	Three months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$26,904,918	$-	$-	$-	$-	$26,904,918
Jiang Men City Heng Sheng Tai Agriculture
Development Co., Limited ("JHST")	-	2,511,888	-	-	-	2,511,888
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	5,134,313	-	-	5,134,313
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	25,851,492	-	-	25,851,492
Qinghai Zhong He Meat Products Co., Limited ("QZH")	-	-	1,798,827	-	-	1,798,827
Macau Eiji Company Limited ("MEIJI")	-	-	-	7,123,915	-	7,123,915
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	13,031,707	13,031,707
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	12,716,611	-	-	-	-	12,716,611
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	1,629,687	1,629,687
Commission and management fee
Capital Award, Inc. ("CA")	329,146	-	-	-	-	329,146
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
	$39,950,675	$2,511,888	$32,784,632	$7,123,915	$14,661,394	$97,032,504

	Three months ended June 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$11,955,394	$-	$-	$-	$-	$11,955,394
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	3,554,986	-	-	-	3,554,986
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	2,596,551	-	-	2,596,551
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	14,349,827	-	-	14,349,827
Qinghai Zhong He Meat Products Co., Limited ("QZH")	-	-	-	-	-	-
Macau Eiji Company Limited ("MEIJI")	-	-	-	4,589,061	-	4,589,061
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	5,106,031	5,106,031
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	5,630,970	-	-	-	-	5,630,970
Macau Eiji Company Limited ("MEIJI")	-	-	-	1,832,100	-	1,832,100
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	4,272,119	4,272,119
Commission and management fee					-
Capital Award, Inc. ("CA")	317,742	-	-	-	-	317,742
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	195,548	195,548
	$17,904,106	$3,554,986	$16,946,378	$6,421,161	$9,573,698	$54,400,329

F - 19

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

3.        SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	Six months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$58,013,703	$-	$-	$-	$-	$58,013,703
Jiang Men City Heng Sheng Tai Agriculture
Development Co., Limited ("JHST")	-	3,271,940	-	-	-	3,271,940
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	9,956,493	-	-	9,956,493
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	50,004,395	-	-	50,004,395
Qinghai Zhong He Meat Products Co., Limited ("QZH")	-	-	1,798,827	-	-	1,798,827
Macau Eiji Company Limited ("MEIJI")	-	-	-	14,668,506	-	14,668,506
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	22,915,505	22,915,505
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	24,959,813	-	-	-	-	24,959,813
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	1,629,687	1,629,687
Commission and management fee
Capital Award, Inc. ("CA")	741,424	-	-	-	-	741,424
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
	$83,714,940	$3,271,940	$61,759,715	$14,668,506	$24,545,192	$187,960,293

	Six months ended June 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$24,864,595	$-	$-	$-	$-	$24,864,595
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	3,554,986	-	-	-	3,554,986
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	4,722,855	-	-	4,722,855
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	27,101,422	-	-	27,101,422
Qinghai Zhong He Meat Products Co., Limited ("QZH")	-	-	-	-	-	-
Macau Eiji Company Limited ("MEIJI")	-	-	-	7,669,937	-	7,669,937
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	10,787,409	10,787,409
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	16,843,522	-	-	-	-	16,843,522
Macau Eiji Company Limited ("MEIJI")	-	-	-	7,113,781	-	7,113,781
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	6,239,509	6,239,509
Commission and management fee
Capital Award, Inc. ("CA")	414,516	-	-	-	-	414,516
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	195,548	195,548
	$42,122,633	$3,554,986	$31,824,277	$14,783,718	$17,222,466	$109,508,080

F - 20

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

3.        SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

	Three months ended June 30, 2014
	Fishery Development Division(1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

COST OF GOODS SOLD
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$-	$-	$-	$-	$-	$-
Jiang Men City Heng Sheng Tai Agriculture
Development Co., Limited ("JHST")	17,380,116	473,892	-	-	-	17,854,008
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	2,945,036	-	-	2,945,036
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	17,752,361	-	-	17,752,361
Qinghai Zhong He Meat Products Co., Limited ("QZH")	-	-	1,160,279	-	-	1,160,279
Macau Eiji Company Limited ("MEIJI")	-	-	-	6,754,437	-	6,754,437
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	11,583,739	11,583,739
	$17,380,116	$473,892	$21,857,676	$6,754,437	$11,583,739	$58,049,860

	Three months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

COST OF SERVICES
Name of entity
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	$5,131,217	$-	$-	$-	$-	$5,131,217
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	1,554,244	1,554,244
	$5,131,217	$-	$-	$-	$1,554,244	$6,685,461

F - 21

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

3.        SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

	Three months ended June 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

COST OF GOODS SOLD
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$8,079,088	$-	$-	$-	$-	$8,079,088
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	1,260,957	-	-	-	1,260,957
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	1,585,335		-	1,585,335
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	9,307,714		-	9,307,714
Qinghai Zhong He Meat Products Co., Limited ("QZH")	-	-	-	-	-	-
Macau Eiji Company Limited ("MEIJI")	-	-	-	1,660,849	-	1,660,849
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	4,444,692	4,444,692
	$8,079,088	$1,260,957	$10,893,049	$1,660,849	$4,444,692	$26,338,635

	Three months ended June 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

COST OF SERVICES
Name of entity
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	$5,694,307	$-	$-	$-	$-	$5,694,307
Macau Eiji Company Limited ("MEIJI")	-	-	-	1,654,843	-	1,654,843
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	1,322,097	1,322,097
	$5,694,307	$-	$-	$1,654,843	$1,322,097	$8,671,247

F - 22

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

3.        SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

	Six months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

COST OF GOODS SOLD
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$-	$-	$-	$-	$-	$-
Jiang Men City Heng Sheng Tai Agriculture
Development Co., Limited ("JHST")	38,925,682	719,070	-	-	-	39,644,752
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	5,673,014	-	-	5,673,014
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	33,281,567	-	-	33,281,567
Qinghai Zhong He Meat Products Co., Limited ("QZH")	-	-	1,160,279	-	-	1,160,279
Macau Eiji Company Limited ("MEIJI")	-	-	-	13,975,273	-	13,975,273
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	20,179,504	20,179,504
	$38,925,682	$719,070	$40,114,860	$13,975,273	$20,179,504	$113,914,389

	Six months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

COST OF SERVICES
Name of entity
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	$11,634,629	$-	$-	$-	$-	$11,634,629
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	1,554,244	1,554,244
	$11,634,629	$-	$-	$-	$1,554,244	$13,188,873

F - 23

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

3.        SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

	Six months ended June 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
COST OF GOODS SOLD
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$19,252,489	$-	$-	$-	$-	$19,252,489
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	1,260,957	-	-	-	1,260,957
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	2,892,406	-	-	2,892,406
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	15,873,176	-	-	15,873,176
Qinghai Zhong He Meat Products Co., Limited ("QZH")	-	-	-	-	-	-
Macau Eiji Company Limited ("MEIJI")	-	-	-	3,394,437	-	3,394,437
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	9,429,816	9,429,816
	$19,252,489	$1,260,957	$18,765,582	$3,394,437	$9,429,816	$52,103,281

	Six months ended June 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

COST OF SERVICES
Name of entity
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	$9,102,403	$-	$-	$-	$-	$9,102,403
Macau Eiji Company Limited ("MEIJI")	-	-	-	5,519,294	-	5,519,294
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	1,869,838	1,869,838
	$9,102,403	$-	$-	$5,519,294	$1,869,838	$16,491,535

F - 24

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The Company fails to file US tax returns for the years ended December 31, 2007 through December 31, 2013 in compliance with US Treasury Internal Revenue Service Code. The Company reviews tax position with the assistance US tax professional and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has appointed US tax professional to assist the Company to file these income tax returns and filed the US tax returns for the years ended December 31, 2007 through December 31, 2013 on June 2014.

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

No EIT has been provided in the financial statements since SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP are exempt from EIT for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements since APWAM and MEIJI did not earn any assessable profits for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements since SAFS incurred a tax loss for the three months ended June 30, 2014 and for the six months ended June 30, 2014 and 2013.

No deferred tax assets and liabilities are of June 30, 2014 and December 31, 2013 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

F - 25

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

4.       INCOME TAXES (CONTINUED)

Provision for income taxes is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

SIAF	$-	$-	$-	$-
SAFS	-	-	-	-
TRW	-	-	-	-
MEIJI and APWAM	-	-	-	-
JHST, JFD, JHMC, SJAP, QZH and HSA	-	-	-	-
	$-	$-	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the six months ended June 30,, 2014 and 2013. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

5.        CASH AND CASH EQUIVALENTS

	June 30, 2014	December 31, 2013

Cash and bank balances	$3,631,566	$1,327,274

6.        INVENTORIES

As of June 30, 2014, inventories are as follows:

	June 30, 2014	December 31, 2013

Sleepy cods, prawns, eels and marble goble	$3,544,935	$1,761,111
Bread grass	374,773	580,955
Beef cattle	7,827,427	1,951,962
Organic fertilizer	1,531,096	895,670
Forage for cattle and consumable	2,425,543	684,979
Raw materials for bread grass and organic fertilizer	9,533,570	855,493
Immature seeds	700,474	698,704
Harvested HU plantation	-	719,329
	$25,937,818	$8,148,203

F - 26

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

7.      DEPOSITS AND PREPAID EXPENSES

	June 30, 2014	December 31, 2013

Deposits for
- purchases of equipment	$4,372,776	$4,886,048
- acquisition of land use rights	7,826,508	7,826,508
- inventories purchases and miscellaneous #	3,899,435	9,771,383
- aquaculture contract	11,043,090	-
- building materials	877,598	1,281,935
- proprietary technologies	-	4,404,210
- construction in progress	23,021,316	23,021,316
Shares issued for employee compensation and overseas professional fee	1,053,568	100,308
Temporary deposits paid to entities for eqity investments in future
Sino Joint Venture companies (Note 1)	41,109,708	41,109,708
	$93,203,999	$92,401,416

Note (1)
Intended
unincorporated
investee	Project engaged		June 30, 2014	December 31, 2013

A	Trade centre	*	$4,086,941	$4,086,941
A	Sea food centre	*	1,032,914	1,032,914
B	Fish Farm 2 Gao Qiqiang Aguaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”)engaged in projects development of trade and seafood centres, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs.The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of December 31 2013, the percentages of equity stakes of SFJVCs A (trade and seafood centres), B ( fish farm 1 Gao Qiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are not yet dertermined, 23%, 23%, 56% and 35% respectively.

* The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

# Miscellaneous represents the value of the shares of the Company held by the custodian for convertible notes, rental and utility deposits, and deposits for sundries purchases and sundries prepaid expenses.

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2014 and December 31, 2013. Bad debts written off for the three months ended and the six months ended June 30, 2014 and 2013 are $0.

Aging analysis of accounts receivable is as follows:

	June 30, 2014	December 31, 2013

0 - 30 days	$66,756,218	$20,864,404
31 - 90 days	24,432,375	28,960,582
91 - 120 days	9,711,157	23,941,294
over 120 days and less than 1 year	16,284,461	8,291,662
over 1 year	-	-
	$117,184,211	$82,057,942

F - 27

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

9.	OTHER RECEIVABLES

	June 30, 2014	December 31, 2013

Advanced to employees	$224,700	$109,278
Advanced to suppliers	2 ,451,353	3,673,493
Advanced to subcontractors and suppliers relating to Zhongshan Prawn Farm	8,350,000	-
	$11,026,053	$3,782,771

Advanced to subcontractors and supplies relating to Zhongshan Prawn Farm is unsecured, interest free and repayable within two years.

10.	PLANT AND EQUIPMENT

	June 30, 2014	December 31, 2013

Plant and machinery	$5,343,903	$5,263,933
Structure and leasehold improvements	38,012,265	36,308,860
Mature seeds and herbage cultivation	9,234,439	6,294,372
Furniture and equipment	393,412	391,608
Motor vehicles	765,858	765,858
	53,749,877	49,024,631

Less: Accumulated depreciation	(3,668,846)	(2,537,573)
Net carrying amount	$50,081,031	$46,487,058

Depreciation expense was $596,470 and $331,596 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $1,131,273 and $638,671 for the six months ended June 30, 2014 and 2013, respectively.

11.	CONSTRUCTION IN PROGRESS

	June 30, 2014	December 31, 2013

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$26,759,971	$22,761,164
- Organic fertilizer and bread grass production plant and office building	7,274,004	8,600,187
- Oven room、road for production of dried flowers	276,288	-
- Rangeland for beef cattle and office building	36,240,390	26,054,582
- Fish pond	1,844,454	1,718,799
	$72,395,107	$59,134,732

12.	LAND USE RIGHTS

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

F - 28

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

12.	LAND USE RIGHTS (CONTINUED)

	June 30, 2014	December 31, 2013

Cost	$65,118,060	$65,192,615
Less: Accumulated amortization	(5,246,820)	(4,486,786)
Net carrying amount	$59,871,240	$60,705,829

	Expiry date	Location	Amount
Balance @1.1.2013			$58,630,950
Additons:
2013	2023	Enping city, Guangdong Province, the P.R.C.	489,904
2013		Land improvement cost incurred	3,914,275
Exchange difference			2,157,486
Balance @12.31.2013			$65,192,615
Exchange difference			(74,555)
Balance @6.30.2014			$65,118,060

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $397,510 and $539,677 for the three months ended June 30, 2014 and 2013, respectively. Amortization of land use rights was $760,034 and $768,337 for the six months ended June 30, 2014 and 2013, respectively.

13.	GOODWILL

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

	June 30, 2014	December 31, 2013

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

14.	PROPRIETARY TECHNOLOGIES

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

F - 29

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

14.	PROPRIETARY TECHNOLOGIES (CONTINUED)

	June 30, 2014	December 31, 2013

Cost	$13,883,015	$13,896,168
Less: Accumulated amortization	(2,111,523)	(1,814,698)
Net carrying amount	$11,771,492	$12,081,470

Amortization of proprietary technologies was $150,269 and $98,750 for the three months ended June 30, 2014 and 2013, respectively. Amortization of proprietary technologies was $296,825 and $207,957 for the six months ended June 30, 2014 and 2013, respectively.No impairment of proprietary technologies has been identified for the three months ended and for the six months ended June 30, 2014 and 2013.

15.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the PRC. Up to June 30, 2014, the Company invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2014, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

F - 30

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

15.	VARIABLE INTEREST ENTITY (CONTINUED)

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. Up to June 30, 2014, the SJAP’s total investment in QZH was $487,805. QZH is engaged in its business of the slaughter of cattle.

Continuous assessment of the VIE relationship with QZH

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2014, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

SJAP is sole stockholder of QZH and SJAP appointed sole director of QZH. Consequently, the Company indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s management appointed the chief financial officer of QZH. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

16.	LICENSE RIGHTS

Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with the condition that the Company was required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008. This license allows the Company to develop service, manage and supply A Power Technology Farms in the P.R.C. using the A Power Technology, but subject to a condition that the Company is required to pay a license fee to Infinity once the Company has sold the license to its customer. Under the said license, the Company has the right to authorize developers and/or joint venture partners to develop A Power Technology Farms in the P.R.C. Infinity is a company incorporated in Australia. An impairment loss made for the three months ended June 30, 2014 and 2013 are $0 and allowance for accumulated impairment losses has been recorded as of June 30, 2014 and December 31, 2013 are $1.

17.	OTHER PAYABLES

	June 30, 2014	December 31, 2013

Due to third parties	$7,310,440	$4,715,543
Promissory notes issued to third parties	1,944,125	3,625,000
Due to local government	2,406,143	2,428,243
	$11,660,708	$10,768,786

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

F - 31

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

18.	CONSTRUCTION CONTRACT

(i) Costs and estimated earnings in excess of billings on uncompleted contract

	June 30, 2014	December 31, 2013

Costs	$10,375,203	$3,527,975
Estimated earnings	12,411,294	8,538,930
Less: Billings	(22,029,194)	(11,403,609)
Costs and estimated earnings in excess of billings on uncompleted contract	$757,303	$663,296

(ii) Billings in excess of costs and estimated earnings on uncompleted contracts

	June 30, 2014	December 31, 2013

Billings	$24,651,272	$8,406,900
Less: Costs	(8,521,055)	(2,179,410)
Estimated earnings	(12,608,796)	(3,080,534)
Billing in excess of costs and estimated earnings on uncompleted contract	$3,521,421	$3,146,956

(iii) Overall

	June 30, 2014	December 31, 2013

Billings	$46,680,466	$19,810,509
Less: Costs	(18,896,258)	(5,707,385)
Estimated earnings	(25,020,090)	(11,619,464)
Billing in excess of costs and estimated earnings on uncompleted contract	$2,764,118	$2,483,660

19.	DIVIDENDS PAYABLE AND DEFFERRED DIVIDEND PAYABLE

The payments of the F series shares has not been effected due to the F series shares were not issued physically but in book entry form and  created complication that will need to be resolved before payments can be effected. In this respect, the Company expected to resolve the matter and the effect payment on or before the end of the year.

20.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

F - 32

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

20.	BORROWINGS (CONTINUED)

Short term bank loan

	Interest rate	Term	June 30, 2014		December 31, 2013

Agricultural Development	6%	August 30, 2013 - August 29, 2014
Bank of China		(August 30, 2012 - August 29, 2013)
Huangyuan County Branch,
Xining , Qinghai Province,			$4,063,059	^*	$4,100,377	^*
the P.R.C.

Long term debts

Name of lender	Interest rate	Term	June 30, 2014		December 31, 2013

Gan Guo Village Committee	12.22%	June 2012 - June 2017
Bo Huang Town
Huangyuan County,
Xining City,
Qinghai Province, the P.R.C.			$178,774		$180,417

Agricultural Development	6.40%	January 3, 2014 - December 17, 2018
Bank of China
Huangyuan County Branch,
Xining , Qinghai Province,			$ 2,437,836	^*#	-
the P.R.C.
			$2,616,610		$180,417

^ personal and corporate guaranteed by third parties.

*secured by land use rights with net carrying amount of $503,842 (12.31.2013: $515,026).

# repayable $325,092, $650,184, $650,184 and $812,732 in 2015, 2016, 2017 and 2018, respectively.

F - 33

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

21.	BONDS PAYABLE

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

Terms of the bonds are as follows:

Issue size:	$16,800,000
Number of units offered:	840 units
Number of units issued:	69 units
Principal value per unit:	$25,000 per unit
Net payable value /bond:	$20,000 per unit
Discounted value/bond:	$5,000 paid to bond holder
Maturity date:	2 years (September 30, 2015)
Participating interest:	5% per annum
Effective yield:	11.80% per annum

	June 30, 2014	December 31, 2013

5% Participating zeron coupon bonds
repayable on September 30, 2015	$1,725,000	$1,725,000

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $50,000 and $0 for the three months ended June 30, 2014 and 2013 and $100,000 and $0 for the six months ended June 30, 2014 and 2013. As of June 30, 2014, the deferred compensation balance was $200,000 and the deferred compensation balance of $200,000 was to be amortized over 15 months beginning on July 1, 2014.

22.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of June 30, 2014 and December 31, 2013 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as at that date.
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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

F - 34

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

22. SHAREHOLDERS’ EQUITY (CONTINUED)

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

There were 7,000,000 shares of Series B convertible preferred stock issued and outstanding as of June 30 , 2014 and December 31, 2013, respectively.

The Series F Non-Convertible preferred stock:
On August 1, 2012, the Company designated 1,000,000 shares of Series F Non-Convertible Preferred Stock with a par value per share of $0.001..

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of June 30, 2014 and December 31, 2013 are 0 shares.
Common Stock:

F - 35

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

22.	SHAREHOLDERS’ EQUITY (CONTINUED)

On December 5, 2012, the Company obtained stockholders consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, no par value (the “Common Stock”), from 100,000,000 to 130,000,000. The board of directors believes that the increase in our authorized Common Stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

On March 28, 2013, the Company filed a prospectus related to a public offering of Common Stock of the Company for maximum aggregate gross proceeds of $26,250,000 within a period not to exceed 180 days from the date of this prospectus and no Common stock was offered to the public in respect of this public offering. .

On October 4, 2013, the Company obtained stockholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, no par value (the “Common Stock”), from 130,000,000 to 170,000,000. The board of directors believes that the increase in our authorized Common Stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on November 1, 2013.

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

During the three months ended June 30, 2014, the Company issued 8,232,618 shares of common stock for $3,555,875 at values ranging from $0.40 to $0.45 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $198,373 and $498,025 has been credited to consolidated statements of income as other income for the three months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, the Company issued (i) 20,142,617 shares of common stock for $9,575,000 at values ranging from $0.40 to $0.55 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $241,393 and $1,051,013 has been credited to consolidated statements of income as other income for the six months ended June 30, 2014 and 2013, respectively; (ii) 1,292,620 shares of common stock valued to employees at fair value of $0.43 per share for $555,827 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.43 per share; and (iii) 1,160,764 shares of common stock valued to professionals at fair value of $0.40 per share for $464,306 for service compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.40 per share.

The Company has common stock of 160,198,044 and 137,602,043 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

F - 36

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

23.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $634 in Enping City, Guangdong Province, PRC, its lease expiring on March 31, 2017; (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, PRC for a monthly rent of $12,733, its lease expiring on July 8, 2016; and (iii) 1,555 square feet of staff quarters in Linli District, Hunan Province, PRC for a monthly rent of $163, its lease expiring on May 1, 2016.

Lease expense was $40,591 and $38,002 for the three months ended June ended June 30, 2014 and 2013, respectively. Lease expense was $78,118 and $75,052 for the six months ended June 30, 2014 and 2013, respectively.The future minimum lease payments as of June 30, 2014, are as follows:

$

Year ended December 31, 2014	67,634
Year ended December 31, 2015	162,364
Thereafter	86,561
316,559

24.	STOCK BASED COMPENSATION

On July 2, 2013, the Company issued employees a total of 297,209 shares of common stock valued at fair value of range from $0.45 per share for services rendered to the Company. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.45 per share.

On April 25, 2014,  the Company issued employees a total of 1,292,620 shares of common stock valued at fair value of range from $0.43 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $0.43 per share a

On June 16, 2014,  the Company issued professionals a total of 1,160,764 shares of common stock valued at fair value of range from $0.40 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $0.40 per share and $0.40 per share.

The Company calculated stock based compensation of $133,744 and $405,544, and recognized $33,436, and $90,600, $66,872 and $181,200 for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013.

As of June 30, 2014, the deferred compensation balance was $1,053,568 and the deferred compensation balance of which (i) $33,436 was to be amortized over 3 months beginning on July 1, 2014; and (ii) $1,020,132 was to be amortized over 12 months beginning on July 1, 2014.

25. CONTINGENCIES

As of June 30, 2014 and December 31, 2013, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or cash flows.

F - 37

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

26. GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $198,373 and $498,025 has been credited to consolidated statements of income as other income for the three months ended June 30, 2014 and 2013, respectively. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $241,393 and $1,051,013 has been credited to consolidated statements of income as other income for the six months ended June 30, 2014 and 2013, respectively.

27. RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the six months ended June 30, 2014 and 2013, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $3,762,108 and $1,793,768 as of June 30, 2014 and December 31, 2013, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

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

 Description, interpretation and clarification of business category on the consolidated results of the operations

The company strategy is to manage and operate its businesses under six (6) business divisions or units on a standalone basis, namely:

1)	Fishery Division;
2)	Plantation Division;
3)	Beef Division;
4)	Cattle Farm Division;
5)	Organic Fertilizer Division; and
6)	Corporate & Others Division

A summary of each business division is described below:

●	Fishery Division refers to the operations of Capital Award Inc. (Capital Award or CA) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

(B). Seafood Sales

Capital Award generates revenue as the sole marketing, sales and distribution agent for the fish and prawn farms developed by Capital Award in China as follows:

(1)    Sales to Sino Foreign Joint Venture Companies (SFJVC) and sales derived from the SFJVC (currently, only the JFD subsidiary is an SFJVC) are being consolidated into Tri-way Industries Ltd. (Hong Kong) (TRW) as one entity.

(2)    Sales to and sales derived from un-incorporated companies (covering EBAPCD and ZSAPP) are accounted for independently as follows:

CA and EBAPCD: (a). CA purchases prawn fingerling and feed stocks from third party suppliers and resells to EBAPCD at variable small profit margins and (b). CA purchases matured prawns from EBAPCD and sells them to third parties (in wholesale markets) at a gross profit margin approximating 15%.

CA and ZSAPP: (a). CA earns commission from the sale of prawn fingerlings that are sold by ZSAPP to third parties, and in this respect ZSAPP produces its own prawn fingerlings as compared to CA purchasing them for EBAPCD, as described above, and (b). CA purchases matured prawns from ZSAPP and sells to third parties (in wholesale markets) at a gross profit margin approximating15%.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (JHST) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets for a profit margin. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (MEIJI) as one entity.

●	Cattle Farm Division refers to the operations of Cattle farm (1) under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd where Cattle are sold live to third party live-stock wholesalers who are selling them mainly in Guangzhou and Beijing live-stock wholesale markets. (JHMC), the financial statements of which are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (i.e., Cattle Farm 2) or related projects.

●	Organic Fertilizer Division refers to (i) the operation of SJAP in manufacturing and sales of organic fertile, bulk livestock feed and, concentrated livestock feed, the sales of live cattle inclusive (a): Cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (QZHP), are sold live to third party live-stock wholesalers and (b): Cattle that are sold to QZHP and being slaughtered and deboned and packed by QZHP; and the sales of meats deboned and packed by QZHP that are sold to various meat distributors, wholesalers and super market chains and our own retailed butcher stores. (ii) The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (HSA) in manufacturing and sales of organic fertilizer. Also QZHP is a fully owned subsidiary of SJAP as such financial statements of these three companies (SJAP, QZHP and HSA are being consolidated into APWAM as one entity.

●	Corporate &Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that not included in the above categories, and not limited to corporate affairs.

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for three months ended June 30, 2014 compared to the three months ended June 30, 2013.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended	Difference	Note
	June. 30. 2014	June. 30. 2013
Revenue	97,032,504	54,400,329	42,632,175	1
Consulting, services, commission and management fee	14,675,444	12,248,479	2,426,965	1.1
Sale of goods	82,357,060	42,151,850	40,205,210	1.2
Cost of goods sold and services	64,735,321	35,009,882	29,725,439	2
Consulting, services, commission and management fee	6,685,461	8,671,247	(1,985,786)	2.1
Sale of goods	58,049,860	26,338,635	31,711,225	2.2
Gross Profit	32,297,183	19,390,447	12,906,736	3
Consulting, services, commission and management fee	7,989,983	3,577,232	4,412,751	3.1
Sale of goods	24,307,200	15,813,215	8,493,985	3.2
Other income (expenses)	213,692	490,785	(277,093)
General and administrative expenses	(3,281,860)	(1,608,304)	(1,673,556)	4
Net income	29,229,015	18,272,928	10,956,087
EBITDA	31,527,533	19,942,851	11,584,682
Depreciation and amortization (D&A)	(2,188,132)	(1,614,965)	(573,167)	5
EBIT	29,339,401	18,327,886	11,011,515
Net Interest	(110,386)	(54,958)	(55,428)
Tax	-	-	-
Net Income	29,229,015	18,272,928	10,956,087
Non - controlling interest	(6,141,977)	(3,941,988)	(2,199,989)	7
Net income to SIAF Inc. and subsidiaries	23,087,038	14,330,940	8,756,098
Weighted average number of shares outstanding			0
- Basic	155,390,109	115,366,595	40,023,514
- Diluted	162,390,109	122,366,595	40,023,514
Earnings Per Share (EPS)				8
- Basic	0.15	0.13	0.02
- Diluted	0.14	0.12	0.02

This Part A discusses and analyzes certain items (marked with notes) that we believe assist shareholders in obtaining a better understanding on the Company’s results of operations and financial condition:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

●	The Company’s revenues were generated from (A) Sale of Goods and (B) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

Table (A.2) below shows segmental break-down figures of sales of Goods, related cost of sales and GPs for the three months ended June 30, 2014(Q2 2014) and the three months ended June 30, 2013 (Q2 2013).

		2014Q2	2013Q2	2014Q2	2013Q2	2014Q2	2013Q2

CA	Sales of
	Fish (Sleepy cods)	4,099,410	2,799,629	3,183,840	2,685,624	915,570	114,005
	Eels	17,574,960	9,155,765	10,874,310	5,393,464	6,700,650	3,762,301
	Prawns	5,230,548	-	3,078,087	-	2,152,461	-
	CA/ Fishery total	26,904,918	11,955,394	17,136,237	8,079,088	9,768,681	3,876,306
JHST	Sales of Fresh HU Flowers	-	456,281	-	123,195	-	333,086
	Sales of Dried HU Flowers	2,185,504	2,939,730	624,732	1,078,146	1,560,772	1,861,584
	Sales of Dried Immortal vegetables	326,384	-	93,039	-	233,345	-
	Sales of Other Value added products	-	158,974	-	59,615	-	99,359
	JHST/Plantation Total	2,511,888	3,554,986	717,771	1,260,957	1,794,117	2,294,029
SJAP	Sales of live cattle	18,874,020	7,328,071	14,017,814	5,852,877	4,856,206	1,475,194
	Sales of feedstock
	Bulk Livestock feed	1,419,500	2,171,512	726,430	877,310	693,070	1,294,202
	Concentrate livestock feed	3,539,632	3,153,736	1,976,521	1,714,279	1,563,111	1,439,457
	Sales of fertilizer	2,018,340	1,696,508	1,031,596	863,247	986,744	833,261
	* QHMP's (Slaughter & Deboning operation)	1,059,198	-	391,266	-	667,932	-
	** QHMP's Sales of live cattle	739,629	-	769,013	-	-29,384	-
	SJAP Total	27,650,319	14,349,827	18,912,640	9,307,714	8,737,679	5,042,113
HSA	Sales of Organic fertilizer	1,027,187	544,650	799,917	437,481	227,270	107,170
	Sales of Organic Mixed Fertilizer	4,107,126	2,051,901	2,145,119	1,147,854	1,962,007	904,046
	HSA Total	5,134,313	2,596,551	2,945,036	1,585,335	2,189,277	1,011,216
	SJAP's & HS.A./Organic fertilizer total	32,784,632	16,946,378	21,857,676	10,893,049	10,926,956	6,053,329
MEIJI
	Sale of Live cattle (Aromatic)	7,123,915	4,589,061	6,754,437	1,660,849	369,478	2,928,212
	MEIJI / Cattle farm Total	7,123,915	4,589,061	6,754,437	1,660,849	369,478	2,928,212
SIAF
	Sales of Seafood trading/import/export	13,031,707	5,106,031	11,583,739	4,444,692	1,447,968	661,339
	SIAF/ Others & Corporate total	13,031,707	5,106,031	11,583,739	4,444,692	1,447,968	661,339

Group Total		82,357,060	42,151,850	58,049,860	26,338,635	24,307,200	15,813,215

Table (A.3) below shows the percentage of gross profit the three months ended June 30, 2014 and the three months ended June 30, 2013.

Gross Profit in % of sales	2014Q2	2013Q2	Difference
SJAP
Live cattle	26%	20%	6%
Feedstock
Bulk Livestock feed	49%	60%	-11%
Concentrate livestock feed	44%	-	-
Fertilizer	49%	49%	0%
QZH: Live cattle	63%	-	-
QZH: Beef meat	-4%	-	-
SJAP Gross Profit	33%	35%	-2%
HSA
Fertilizer	22%	20%	2%
Organic Mixed Fertilizer	48%	44%	4%
HSA Gross Profit	43%	39%	4%

JHST
Fresh HU Flowers	0%	73%	-73%
Dried HU Flowers	83%	63%	20%
Dried Immortal vegetables	71%	-	-
Other Value added products	-	-	-
JHST Gross Profit	82%	65%	17%
CA
Fish (Sleepy cods)	22%	4%	18%
Eels	38%	41%	-3%
Prawns	36%	-	-
CA Gross Profit	35%	32%	3%
MEIJI
Sale of Live cattle (Aromatic)	5%	64%	-59%
MEIJIGP	5%	64%	-59%
SIAF
Seafood trading/import/export	11%	13%	-2%

Group Total GP on goods sold (excluding C&S))	30%	38%	-8%

Notes to Table A.1’s:

Note (1, 1.2, 2, 2.2, 3, and 3.2);

Revenues (sale of goods)

The Company’s revenues generated from sale of goods increased by $40,205,210 (or 95%) from $42,151,850 for Q2 2013 to $82,357,060 for Q2 2014. The increase was primarily due to increase of revenues from fishery, organic fertilizer, Cattle Farm and Corporate sectors collectively.

Fishery: Revenue from fishery increased by $ 14,949,524 (or 125%) from $11,955,394 for Q2 2013 to $26,904,918 for Q2 2014. The increase in fishery was primarily due to our increase in productivities and in term increasing the sale of sleepy cods, eels and prawns.

Plantation: Revenue from our plantation decreased by $1,043,098 (or 29%) from $3,554,986 for Q2 2013 to $2,511,888 for Q2 2014. The decrease was primarily due to this year’s wet season affecting the yields of the regional growers whom we collected flowers from in the past that we didn’t buy any fresh flowers from for drying this quarter thus in term lowering our overall sales of dried flowers.

Organic fertilizer: Revenue from organic fertilizer increased by $15,838,254 (or 93%) from $16,946,378 for Q2 2013 to $32,784,632 for Q2 2014. The increase was primarily due to the increase of SJAP’s sales of live cattle and HSA’s increase in sales of fertilizer. (More details and information are presented in a subsequent section).

Cattle farm: Revenue from cattle farm increased by $2,534,854 (or 55%) from $4,589,061 for Q2 2013 to $7,123,915 for Q2 2014. The increase was primarily due to the combination of increase of cattle being grown in the farm, increase of number of cattle being fattened by sub-contracted growers. (More details and information are presented in in a subsequent section).

Corporate: Revenue from the corporate increased by $7,925,676 (or 155%) from $5,106,031 for Q2 2013 to $13,031,707 for Q2 2014. The increase was primarily due to more imported sea food being marketed. (More details and information are presented in a subsequent section).

Cost of Goods Sold

Cost of goods sold increased by $31,711,225 (or 120%) from $26,338,635 for Q2 2013 to $58,049,860 for Q22014. The increase was primarily due to increase of cost of goods sold from fishery, organic fertilizer, cattle farm and corporate sectors collectively.

Fishery: Cost of goods sold from fishery increased by $9,301,028 (or 112%) from $8,079,088 for Q22013 to $17,136,237 for Q2 2014. The increase in cost of goods from fishery was primarily due to the increase in productivities and in term cost of production of sleepy cods, eels and prawns.

Plantation: Cost of goods sold from plantation decreased by $543,186 (or 43%) from $1,260,957 for Q2 2013 to $717,771 for Q2 2014. The decrease was primarily due to the fact that there were no fresh HU Flowers being sold since the prices in dried flowers were more attractive than the fresh flowers and this quarter, there were no dried flowers processed from fresh flowers brought from and supplied by other regional growers due to short supply caused by the wet-season. (More details and information are presented in a subsequent section).

Organic fertilizer: Cost of goods sold from organic fertilizer increased by $9,804,348 (90%) from $10,893,049 for Q2 2013 to $20,697,397 for Q2 2014. The corresponding increase was primarily due to the increase of cost of production in SJAP’s increase in the production of live cattle and HSA’s increased production of fertilizer.

Cattle farm: Cost of goods sold from cattle farm increased by $5,093,588 (or 307%) from $1,660,849 for Q2 2013 to $6,754,437 for Q2 2014. The increase was primarily due to (i) the increase of number of bigger sized cattle being purchased to increase the turn round cycles of the sales of cattle of the farm and (ii) the increase of sales of fattened cattle from sub-contracted growers (i.e. trading of cattle). (More details and information are presented in a subsequent section).

Corporate: Cost of goods sold from corporate increased by $7,139,047 (or 161%) from $4,444,692 for Q2 2013 to $11,583,739 for Q2 2014. The increase was primarily due the corresponding increase of sales.

Note (3): Gross Profit (sale of goods)

Gross profit generated from goods sold increased by $8,493,985 (or 54%) from $15,813,215 for the three months ended June 30, 2013 to $24,307,200 for the three months ended June 30 2014. The increase was primarily due to increase of gross profit from fishery by $7,353,199 and was attributable to 30% of total increase of 24,307,200. Gross profit from fishery of $7,353,199 (Q21 2013: $3,876,306 attributed to 25% of total gross profit of $15,813,215).

Fishery: Gross profit from fishery increased by $5,892,375 (or 152%) from $3,876,306 for the three months ended June 30, 2013 to $9,524,802 for the three months ended June 30, 2014. Gross profit derived from sales of sleepy cods, eels and prawns were $918,909, $5,225,445 and $1,208,845 respectively in Q2 2014 compares to $114,005, $3,762,301 and $0 respectively in Q2 2013.

Plantation: Gross profit from our plantation decreased by $256,033 (or 11%) from $2,294,029 for the three months ended June 30, 2013 to $2,037,996 for the three months ended June 30 2014. The decrease was primarily due to this year’s wet season affecting the yields of the regional growers whom we collected flowers from in the past that we didn’t buy any fresh flowers from for drying this quarter thus in turn lowering our overall sales of dried flowers.

Organic fertilizer: Gross profit from organic fertilizer increased by $4,873,627 (or 81%) from $6,053,329 for the three months ended June 30, 2013 to $10,926,956 for the three months ended June 30, 2014. The increase was primarily due to the increase of SJAP’s sales of live cattle and HSA’s increase of sales of fertilizer.

Cattle farm: Gross profit from cattle decrease by $2,558,734 (or 87%) from $2,928,212 for the three months ended June 30, 2013 to $369,478 for the three months ended June 30, 2014. The decrease was primarily due to (i) the increase of trading of cattle from contracted growers at Changchun Village committee at lower margins, and there was inventory of young cattle brought in early months of 2013 at very low purchase cost due to the cold winter of 2013 created the opportunity for us to purchase this inventory at much lower cost than normal, however this opportunity didn’t occur in 2014. (More details and information are presented in a subsequent section).

Corporate: Gross profit from the corporate increased by $786,629 (or 119%) from $661,339 for the three months ended June 30, 2013 to $1,447,968 for the three months ended June 30, 2014. The increase was primarily due to the more category of sea food being marketed in Q2 2014 and the overall cost of saving made on air-flights charges, packaging materials and lower mortality of live seafood upon arrival of sales destinations. (More details and information are presented in a subsequent section).

Table A.4. : (below) shows the itemized sales of goods and related cost of sales in quantity and unit price for the three months ended June 30, 2014(Q2 2014) and the three months ended June 30, 2013 (Q2 2013).

Subsidiary	Description of items		2014Q2	2013Q2		Notes
SJAP	Cattle Operation				Difference
	Production and Sales of live cattle	Heads	5,157	2,418	2,739	A.4.1
	Average Unit sales price	US$/head	4,009	3,031	978
	Unit cost prices	US$/head	2,943	2,421	523
SJAP	Production and sales of feedstock				-
	Bulk Livestock feed	MT	8,500	14,016	-5,516	A.4.2
	Average Unit sales price	US$/MT	167	155	12
	Unit cost prices	US$/MT	85	63	23
	Concentrated livestock feed	MT	4,288	7,673	-3,386	A.4.3
	Average Unit sales price	US$/MT	406	411	-5
	Unit cost prices	US$/MT	190	223	-33
	Production and sales of fertilizer	MT	11,213	11,296	-83	A.4.4
	Average Unit sales price	US$/MT	180	150	30
	Unit cost prices	US$/MT	92	76	16
	* QHMP (Slaughter & De-boning operation)
	Slaughter of cattle	Heads	158	-	158	A.4.5
	De-boned Meats	MT	88	-	88
	Average Unit sales price	US$/MT	11,987	-	-
	Unit cost prices	US$/MT	4,428	-	-
	** Re-Sales of live cattle	Heads	192	-	192
	Average Unit sales price	US$/head	3,853	-	-
	Unit cost prices	US$/head	4,009	-	-
	Imported Beef & Lamb	MT	Inventory entry	-	-	A.4.6
	Average of sales price	US$/MT	Inventory entry	-	-
	Average of cost prices	US$/MT	Inventory entry	-	-
HS.A	Fertilizer and Cattle operation
	Organic Fertilizer	MT	4,029	2,287	1,742	A.4.7
	Average Unit sales price	US$/MT	255	238	17
	Unit cost prices	US$/MT	199	191	7
	Organic Mixed Fertilizer	MT	9,165	5,000	4,165	A.4.8
	Average Unit sales price	US$/MT	448	410	38
	Unit cost prices	US$/MT	234	230	4
JHST	Plantation of HU Flowers and Immortal vegetables
	Fresh HU Flowers	Pieces	-	3,061,500	-3,061,500	A.4.9
	Average Unit sales price	US$/Pieces	-	0.15	-0
	Unit cost prices	US$/Pieces	-	0.04	-0
	Dried HU Flowers	MT	158	237	-79	A.4.10
	Average Unit sales price	US$/MT	13,836	12,404	1,432
	Unit cost prices	US$/MT	3,954	4,549	-595
	Immortal Vegetables (Dried)	MT	2.17	-	2.17	A.4.11
	Average Unit sales price	US$/MT	150,407	-	-
	Unit cost prices	US$/MT	42,875	-	-
	Other Value added products	Pieces	-	20,000.00	-20,000	A.4.12
	Average Unit sales price	US$/Pieces	-	8	-8
	Unit cost prices	US$/Pieces	-	3	-3
CA	Production and sale (Inclusive contrated farms) of live
	Fish (Sleepy cods)	MT	270	200	70	A.4.13
	Average Unit sales price	US$/MT	15,183	13,998	1,185
	Unit cost prices	US$/MT	11,792	13,428	-1,636
	Eels	MT	786	1,415	-629	A.4.14
	Average Unit sales price	US$/MT	22,360	6,469	15,891
	Unit cost prices	US$/MT	13,835	3,811	10,024
	Prawns	MT	355	-	355	A.4.15
	Average Unit sales price	US$/MT	14,734	-	14,734
	Unit cost prices	US$/MT	8,671	-	8,671
MEIJI	Production and sale of Live cattle (Aromatic)	Heads	2,324	1,325	999	A.4.16
	Average Unit sales price	US$/head	3,065	3,463	-398
	Unit cost prices	US$/head	2,906	1,253	1,653
SIAF	Seafood trading/import/export
	Mixed seafoods	Kg	814,482	340,402	474,080	A.4.17
	Average of sales price	US$/Kg	16	15	1
	Average of cost prices	US$/Kg	14	13	1

Notes to Table A.4.

A.4.1: There were 5,157 head of live cattle at averaged weight of 700 Kg/head sold in Q2 2014 to 2,418 head at average weight of 585/head sold in Q2 2013 representing an increase of 2,739 head as SJAP increases its number of cooperative farms from 2013’s 10 to its present number of 22. Cost of sales increased accordingly however unit sales prices of live cattle in an average has increased from RMB32/Kg (or US$5.2/Kg) in Q2 2013 to RMB35/Kg (or US$5.69/Kg) in Q2 2014.

A.4.2: The decrease in sales of the Bulk livestock feed by 5,516 MT between Q2 2013’s 14,016 MT and Q2 2014’s 8,500 MT was due primarily to the increase of cattle being fattened by our cooperative farms in Q2 2014 such that we had to reserve more Bulk livestock feed for that purpose and limited the sales of the Bulk livestock feed to the non-cooperative farmers.

A.4.3: The decrease in sales of the Concentrated livestock feed by 3,386 MT between Q2 2013’s 7,673 MT and Q2 2014’s 4,288 MT was due primarily to the increase of cattle being fattened by our cooperative farms in Q2 2014 such that we had to reserve more Bulk livestock feed for that purpose and limited the sales of the Bulk livestock feed to the non-cooperative farmers and at the same time, there were no sales of the Concentrated livestock feed for the Government’s Emergency livestock feed program as it did in Q2 2013. This quarter we saw a drop in sales price of $5/MT but saving on cost of production by $33/MT compares to Q2 2013.

A.4.4: There were few changes in SJAP’s fertilizer sales and production between Q2 2014 and Q2 2013 except that its sales prices went up by US$30/MT and cost of production went up correspondingly by $16/MT.

A.4.5: Qinghai Zhong He Meat Products Co., Limited (QZHP) is the fully owned subsidiary of SJAP formed early in the year to operate the Slaughter House and Deboning operational division of SJAP .During the quarter, it has slaughter 158 head of cattle supplied by SJAP’s farm, and deboned and packed and sold 88 MT of meats at an average price of $11,987/MT. During the quarter, it was because there were adjustments made to its plants and equipment that stopped QZHP’s slaughter activity for a number of days such that QZHP had to re-sell 192 head of cattle that were intended to be slaughtered.

A.4.6: Also during the quarter, there were over 9 x 40’ containers of beef and lamb quarterly cut meats being imported from Australia through SIAF (SJAP’s ultimate holding company), and these containers were in transshipment. Some of these containers arrived during July and August 2014, and their deboned meats were sold locally to wholesalers in the Xining City.

A.4.7/8: HSA increased its total sales of fertilizer by 5,907 MT to 13,194 MT in Q2 2014 compares to the 7,287 MT in Q2 2013.That is a growth of 81% and explains why HSA had to develop and complete further fermentation and production facilities during Q1 and Q2 2014.

A.4.9, 10, 11, 12: This year, Guangdong district experienced a very wet season from April to August with constant rain falling practically every day that affected and delayed the growing of HU Flowers and immortal vegetables. As a result most of the regional growers could not supply fresh flowers to us during the quarter, at the same time, the rain also affected the shelf-life of the fresh flowers such that their market prices were low, which enhanced the reason why JHST didn’t sell any fresh flowers this quarter but dried flowers saw a rise in prices by 11.55 % compares to same period of 2013 and cost of production reduced by 13% due primarily to the reducing cost of treatment of plant diseases this quarter compares to Q2 2013.

JHST dried over 2.17 MT of Immortal Vegetables based on ratio of 10Kg Fresh to 1 Kg of dried vegetables at a good sales price of RMB 150,407/Kg (or $24,456/Kg). It is expecting that the late season due to rain may help to extend the harvesting of HU Flower into November instead of October to make up the short fall in June. There was no other value added HU flowers being processed this quarter, pending on the completion of the development of JHST’s new processing factory to commence on the production of the value added products. However JHST intends to start its development work on its new processing factory when the application to rezone the 50 Mu of land into industrial land will be approved expecting on or before year end of 2014.

A.4.13, 14, 15: This quarter, we saw an improvement in Sleepy cods’ prices (increased by 8.5%) compares to Q2 2013, but a decrease in production of eels by 654 MT compares to Q2 2013, the primarily reason is that the premium market prices are for larger eels (averaging 2 Kg/eel and larger wholesaling at average of $22,360/MT compares to Q2 2013’s small eels (of 0.5 Kg/eel) prices of $6,469/MT, as such we grew larger eels that took longer time to grow and reducing the turn-around cycles thus reducing overall production. Revenue generated from Prawn consisting the trading of fingerling (i.e. PF2 to PF1) and feed (also from PF2 to PF1), trading of prawn (i.e. brought from PF2 and resold to markets) and consolidated revenue of PF1& FF1, such that the overall gross profit margin is reduced to an average of 37.9% that does not reflect the actual GP% of the growing of prawns of PF1. In this respect (PF1 & FF1)’s production of prawn is achieving over 70% GP on revenue.

A.4.16: MEIJI’s sales revenue is consisting the combination of trading of cattle from sub-contracted growers and the consolidated revenue from CF1, and as the gross profit margin on trading is low thus in term reducing the overall GP% of MEIJI, and in this respect, CF1 is achieving an average above 20% on its rearing of cattle operation.

A.4.17: SIAF (Corporate Sector) imported from Madagascar a mixture of live seafood (i.e. crabs, eels and crayfish etc.) by air-flight and sold to the Guangzhou, Shanghai and Hangzhou wholesale markets via (Guangzhou City A Power Na Wei Trading Co., LTD., or GCAPNW) at an average gross profit margin of 11%.

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fee for three months ended June 30, 2014(Q2 2014) and the three months ended June 30,2013 (Q2 2013).

	2014Q2	2013Q2	Difference	Description of work	Notes
Sales Revenues (Consulting and Services)

CA	13,045,757	5,948,712	7,097,045	Primarily on the Zhongshan new prawn project
MEIJI	-	1,832,100	-1,832,100
SIAF	1,629,687	4,467,667	-2,837,980	Restaurant (4,5 & 6) and renonvation of Restaurant (1 & 2)
Group Total Revenues	14,675,444	12,248,479	2,426,965
Cost of sales
CA	5,131,217	5,694,307	-563,090
MEIJI	-	1,654,843	-1,654,843
SIAF	1,554,244	1,322,097	232,147
Group Total Cost of sales	6,685,461	8,671,247	-1,985,786
Gross Profit
CA	7,914,540	254,405	7,660,135
MEIJI	-	177,257	-177,257
SIAF	75,443	3,145,570	-3,070,127
Group Total Gross Profit	7,989,983	3,577,232	4,412,751

Revenues: (consulting, service, commission and management fee)

Revenues increased by $2,426,965 (or 20%) from $12,248,478 for Q2 2013 to $14,765,444 for Q22014. The increase was primarily due to an increase in revenue from the construction and development work done on the Zhongshan New Prawn of $7,097,045, which contributed 292% of the total increase of revenue of $2,426,965. Revenue from fishery of $13,045,757 (Q2 2013: $5,948,712) is contributed to 89% (Q2 2013: 49%) of the total revenue of $14,675,444 (Q2 2013: $12,248,479).

CA (Fishery): Revenue from fishery increased by $7,097,045 (or 119%) from $5,948,712 for Q2 2013 to $13,045,757 for Q2 2014.

MEIJI (Cattle farm): Revenue from cattle farm decreased by $1,832,100 (or 100%) from $1,832,100 for Q22013 to $0 for Q2 2014. The reason for the decrease is because the work in progress on cattle farm (2) had been completed in 2013.

SIAF (Corporate): Revenue from corporate decreased by $2,837,980 (or 64%) from $4,467,667 for Q2 2013 to $1,629,687 for Q2 2014. The reason for the decrease is because the slowing of work in progress for the construction of restaurant related work during the quarter.

Cost of services (consulting, service, commission and management fee)

Cost of services for consulting, service, commission and management fee decreased by $1,985,786 (or 23%) from $8,671,247 for Q2 2013 to $6,685,461 for Q2 2014.

CA (Fishery): Cost of services from fishery decreased by $563,090 (or 10%) from $5,694,307 for Q2 2013 to $5,131,217 for Q2 2014.

MEIJI (Cattle farm): Cost of services from cattle farm decreased by $1,654,843 (or 100%) from $1,654,843 for Q22013 to $0 for Q22014. The reason for the decrease is because the work in progress had been completed in 2013.

SIAF (Corporate): Cost of services from corporate increased by $232,147 from $1,322,097 (or 18%) for Q2 2013 to $1,554,244 for Q22014. The reason for the decrease is because the slowing of work in progress for the construction of restaurant related work during the quarter.

Gross profit (consulting, service, commission and management fee)

Gross profit of consulting, service, commission and management fee increased by $4,412,751 (or 123%) from $3,577,232 for Q2 2013 to $7,989,983 for Q2 2014.

CA (Fishery): Gross profit from fishery increased by $7,660,135 (or 3,011%) from $254,405 for Q2 2013 to $7,914,540 for Q2 2014.

MEIJI (Cattle farm): Gross profit from cattle farm decreased by $177,257 (or 100%) from $177,257 for Q2 2013 to $0 for Q2 2014. The reason for the decrease is because the work in progress on cattle farm (2) had been completed in 2013.

SIAF (Corporate): Gross profit from corporate decreased by $3,070,127 (or 98%) from $3,145,570 for Q2 2013 to $75,443 for Q2 2014. The reason for the decrease is because the slowing of work in progress for the construction of restaurant related work during the quarter.

●	Tables(A.6) below highlights on general information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF respectively in the Fiscal Year 2014:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as of 30.06.2014	Notes
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational
Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	2 phases and road work and Phase 3 extension of grow-out farm & Phase 4 demonstrated hydroponic farm	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million, Phase 3 US$5.2 million & Phase 4 US$1.6 million	Phase 1 & 2 completed and Phase 3 in progress
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) completed and Phase (4) not started.	Phase 4 work in progress
Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started	Phase 3 work in progress
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational
Cattle Fram (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	February 2012	March. 2014	$10.6 million	completed	Starting to stock
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Work in progress	Restaurant 5 & 6 work in progress

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	Completed	Extension work in progress

New Zhangshan Prawn Project	Zhongshan City	Phase (1)S(1)= 10,000 MT S(2)= 30,000 MT Phase (2) S(1)=100,000 MT Phase (3) 200,000 MT	3600 MU land & BU area 3.57 million square meter	Phase (1) Stage (1)	Nov. 2013	10 years for 100,000 MT capacity & 20 years for whole integrated project	10 years for US$2.6 mbillion	minimal	Phase (1) Stage (1) work in progress

Note (4) to Table A 1 Other Income

Table (Note 4.1) below shows the Gain/Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for Q2 2014

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As of April 1, 2014	149,512,042			97,180,623
4/8/2014	1,289,096	0.45	1,289	578,804	605,875	25,782	Debt settlement
4/25/2014	1,292,620	0.43	1,293	554,534	555,827	-	Workers entitlement
5/14/2014	3,372,093	0.40	3,372	1,345,465	1,450,000	101,163	Debt settlement
5/14/2014	3,571,429	0.40	3,571	1,425,000	1,500,000	71,428	Debt settlement
6/16/2014	1,160,764	0.40	1,161	463,145	464,306	-	Professional Services

As of June 30, 2014	160,198,044		10,686	101,547,571	4,576,007	198,373

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. For the three months ended June 30, 2014, the Company issued an aggregate of 8,232,618 shares of Common Stock in consideration for extinguishment of debt in the aggregate amount of $3,555,875, reporting gain as income of $198,373 from the extinguishment of debts. For the six months ended June 30, 2014, the Company issued an aggregate of 20,142,617 shares of Common Stock in consideration for extinguishment of debt in the aggregate amount of $9,575,000, reporting gain as income of $241,393 from the extinguishment of debts.

During the last three years, we have issued unregistered securities to Chinese persons none of them residents of the United States. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of these securities were, except as set forth below, deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof, and/or Rule 506 of Regulation D promulgated there under, as transactions by an issuer not involving a public offering. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in such transactions. All purchasers of our securities were accredited or sophisticated persons and had adequate access, through employment, business or other relationships, to information about us.

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

The other income for the three months ended June 30, 2014 amounted to $213,692 and derived from the combination of (1) Gain on extinguishment of debt $198,373 (Note 4), Government Grant $124,440 and other income $1,265 less interest expenses of $110,386. Whereas the other income for the three months ended June 30, 2013, and derived from the combination of (1) Gain on extinguishment of debt $498,025 (Note 4), Government Grants $Nil and other income $47,718 less interest expenses of $54,958.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $198,373 and $498,025 has been credited (charged) to operations for the three months ended June 30, 2014 and 2013, respectively.

●	Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $1,728,984 or 103.95 % from $1,663,262 for Q2 2013 to $3,392,246 for Q2 2014. The increase was primarily due to increase in Office and corporate expenses of $1,605,869 from $590,182 for Q2 2013 to $2,196,051 for Q2 2014, and the increase in others and miscellaneous of $43,500 from $77,827 for Q2 2013 to $121,327 for Q2 2014.

Table (to Note 5)

Category	2014 Q2	2013 Q2	Difference
	$	$	$
Office and corporate expenses	2,196,051	590,182	1,605,869
Wages and salaries	381,255	375,374	5,881
Traveling and related lodging	15,752	20,513	-4761
Motor vehicles expenses and local transportation	56,556	44,257	12,299
Entertainments and meals	44,391	36,832	7,559
Others and miscellaneous	121,327	77,827	43,500
Depreciation and amortization	466,529	463,319	3,210
Sub-total	3,281,860	1,608,304	1,673,556
Interest expenses	110,386	54,958	55,428

Total	3,392,246	1,663,262	1,728,984

Note (6) to Table A 1 Depreciation and Amortization

Depreciation and amortization increased by $3,210 or 0.70% to $466,529 for Q2 2014 from $463,319 for Q2 2013. The increase was primarily due to the increase of depreciation by $264,874 to $596,470 for Q2 2014 from depreciation of $307,075 for Q2 2013 whereas the increase of amortization by $171,213to $509,080 for Q2 2014 from amortization of $337,867 for Q2 2013.

In this respect, total depreciation and amortization amounted to $1,614,965 for Q2 2014, out of which amount, $466,529 was reported under general and administration expenses and $1,148,436 was reported under cost of goods sold; whereas total depreciation and amortization was at $970,023 for Q2 2013 and out of which amount $463,319 was reported under General and Administration expenses and $506,704 was reported under cost of goods sold.

Note (7) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

Names of intermediate holdco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.		Triway Industries Ltd.(HK)	Total
Abbreviated names	CA	(MEIJI)			(APWAM)		(TRW)

% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%		75%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)	Qing Hai Zhonghe Meat product Co.Ltd (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QHZH)	(JFD)
				Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Net income of the P.R.C. subsidiaries for the period ended 30. June 2014 in $	0	$1,210,100	$687,832	$1,436,850	$8,206,291	$492,224	$2,153,868	$14,187,165

Equity % of non-controlling interest	0%	25%	25%	51.5%	55%	55%	25%	43%

Non-controlling interest's shares of Net incomes in $	0	$302,525	$171,958	$344,844	$4,513,460	$270,723	$538,467	$6,141,977

The Net Income attributed to non-controlling interest is $6,141,977 shared by (JHST, JHMC, HSA, SJAP and JFD collectively )for Q2 2014 as shown in Table (F) above.

Note (8) to Table A 1 Earnings per shares (EPS)

Earnings per share increased by $0.02 (basic) and $0.02 (diluted) per share from EPS of $0.13 (basic) and 0.12 (diluted) Q2 2013 to EPS of $0.15 (basic) and $0.14 (diluted) for Q2 2014. The reason for the increase is primarily due to the increment of net income attributable to Sino Agro Food, Inc. and subsidiaries by $8.75 million from $14.33 million for Q2 2013 to $23.29 million for Q2 2014.

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the six months ended 30June 2014(Q2 2014) compared to the twelve months ended 31 December 2013(fiscal year 2013)

Consolidated Balance sheets	June 30, 2014	December 31, 2013	Changes +-	Note
ASSETS	$	$	$
Current assets
Cash and cash equivalents	3,631,566	1,327,274	2,304,292	B
Inventories	25,937,918	8,148,203	17,789,715	9
Costs and estimated earnings in excess of billings on uncompleted contracts	757,303	663,296	94,007
Deposits and prepaid expenses	93,203,999	92,401,416	802,583	10
Accounts receivable	117,184,211	82,057,941	35,126,270	11
Other receivables	11,026,053	3,782,772	7,243,281	15
Total current assests	251,741,050	188,380,902	63,360,148
Property and equipment
Property and equipment, net of accumulated depreciation	50,081,031	46,487,058	3,593,973	12
Construction in progress	72,395,107	59,134,732	13,260,375	13
Land use rights, net of accumulated amortization	59,871,240	60,705,829	(834,589)	14
Total property and equipment	182,347,378	166,327,619	16,019,759
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	11,771,492	12,081,470	(309,978)
Total other assets	12,496,432	12,806,410	(309,978)
Total assets	446,584,860	367,514,931	79,069,929
Current liabilities
Accounts payable and accrued expenses	19,783,024	11,055,194	8,727,830	16
Billings in excess of costs and estimated earnings on uncompleted contracts	3,521,421	3,146,956	374,465
Due to a director	3,762,108	1,793,768	1,968,340
Dividends payable	3,146,987	-	3,146,987
Other payables	11,660,708	10,768,786	891,922
Short term bank loan	4,063,059	4,100,377	(37,318)
Total current liabilities	45,937,307	30,865,081	15,072,226
Non-current liabilities	-	3,146,987	(3,146,987)
Bonds payable	1,725,000	1,725,000	0
Long term debts	2,616,610	180,417	2,436,193
Deferred dividends payable	-	3,146,987	(3,146,987)
Total non-current liabilities	4,341,610	5 ,052,404	(710,794)
Stockholders equity
Preferred stock
Series A preferred stock		-
Series B convertible preferred stock	7,000	7,000	-
Series F Non-convertible preferred stock	-	-	-	17
Common stock	160,198	137,602	22,596
Additional paid-in capital	118,369,556	108,038,413	10,331,143
Retained earnings	221,945,794	178,070,837	43,874,957
Accumulated other comprehensive income	5,600,438	6,260,131	(659,693)
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidaries' equity	344,832,986	291,263,983	53,569,003
Non-controlling interest	51,472,857	40,333,463	11,139,394
Total stockholders' equity	396,305,843	331,597,446	64,708,397
Total liabilities and stockholders' equity	446,584,760	367,514,931	79,069,829

This Part B discusses and analyzes certain items (marked with notes) that we believe would assist stakeholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalent of $2,304,292 derived from cash and cash equivalent of $3,631,566 and $1,327,274 as at June 30, 2014 and December 31, 2013 respectively. In this respect it is a regular situation for cash & cash equivalents to get back into its normal pattern after the irregular pattern incurred due to seasonal impacts at the end of the year.

Note (9) Break down on inventories

	June. 30. 2014	Dec 31,2013	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	3,544,935	1,761,111	1,783,824
Harvested HU plantation	-	719,329	(719,329)
Bread grass	374,773	580,954	(206,181)
Beef cattle	7,827,427	1,951,962	5,875,465
Organic fertilizer	1,531,096	895,670	635,426
Forage for cattle and consumable	2,425,543	684,979	1,740,564
Raw materials for bread grass and organic fertilizer	9,533,570	855,493	8,678,077
Immature seeds	700,474	698,704	1,770

	25,937,818	8,148,203	17,789,615

Note (10) Breakdown of Deposits and Prepaid Expenses

	June. 30. 2014	Dec 31,2013	Difference	Note
Deposits for	$	$	$
- purchases of equipment	4,372,776	4,886,048	(513,272)
- acquisition of land use right	7,826,508	7,826,508	0	10.1
- inventory purchases	3,899,435	9,776,383	(5,876,948)
- aquaculture contract	11,043,090	-	11,043,090
- building materials	877,598	1,281,935	(404,337)
- proprietary technology	-	4,404,210	(4,404,210)
- construction in progress	23,021,316	23,021,316	0
Shares issued for employee compensation and oversea professional fee	1,053,568	100,308	953,260
Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies	41,109,708	41,109,708	0	10.2

	93,203,999	92,406,416	797,583

Note (10.1)

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of June 30, 2014, we have $7,826,508 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•	$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority estimated to be granted on or before September 30, 2014, as the new local ordinances on agriculture land delayed the processing of our application.

•	$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

$4,453,398 (or RMB 27,989,606) was the full payment by Capital Award for the purchase of the Land Use Right on a block of prime agriculture land measuring 235 Mu (or 38.5 acres) located at the Cong Hua District Guangzhou City in late October 2010. This block of land is part of a larger block of land (of some 500 acres) which is under a subdivision application. However in 2011, the Land Law changed such that the said sub-division now requires the approval of the Central Government in Beijing, which means approval process is lengthened. Cong Hua District was rezoned as a suburb of the Guangzhou City in 2010 and within close proximity of the Guangzhou City and Management considers it as a valuable piece of land very suitable for the development of one of our agriculture projects. Our agreement with the Vendor requires that they use best efforts speed up the said subdivision’s approval on or before June 30 2014, failing which they would replace the said land with another block of land to our satisfaction. Our preference is to wait further on the said approval, they would refund to us $1 million (or its equivalent in RMB) in lieu of compensation for the delay.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies”:

Under account of	Segment of	Project name	Estimated total	Estimated time	Current status	Deposit & prepayments	Land Bank	% equivalent
Subsidiary			Asset value	of Acquisition	of Project	made as of June 30, 2014	or Built Up area	to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center				1,032,914

CA	Fishery	Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
						41,109,708

Note (11) Breakdown of Accounts receivable:

	June 30,2014 Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA (excluding Zhangshan New Prawn Project)	9,096,028	8,900,107	195,921	-	-
CA on Zhongshan New Prawn Project	12,113,628	12,113,628	-	-	-
MEIJI	4,360,156	-	-	-	4,360,156
SIAF	5,653,426	2,499,451	3,153,975	-	-

Sales of Live Fish, eels and prawns (from Farms) (CA)	18,810,379	18,810,379	-	-	-

Sales of imported seafood、 beef & mutton (SIAF)	5,192,045	5,192,045	-	-	-

Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	10,931,630	6,185,500	-	4,746,130	-

Sales of HU Flowers (Fresh & Dried) (JHST)	7,619,654	1,656,844	851,922	755,728	4,355,160

Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	32,623,711	8,545,045	16,858,070	2,513,343	4,707,253

Sales Fertilizer from (HSA)	9,654,603	1,765,653	3,370,365	1,695,956	2,822,629

Sales of Live Fish (JFD)	35,850	-	-	-	35,850

Sales of Beef (QHMP)	1,093,101	1,087,566	2,122	-	3,413

Total	117,184,211	66,756,218	24,432,375	9,711,157	16,284,461

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable ageing is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days and therefore no diminution in value is required, as the credit quality of receivable is not in doubt.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices and ageing is within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold $ 32 million in live fish, eels and prawns (Live seafood) to the wholesalers for the three months ended June 30, 2014 and as of June 30, 2013, accounts receivable of $ 0 was over 120 days. These debtors represent credit quality receivables as they are well established wholesalers, profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

Sales of fertilizer and bulk livestock feed: These comprise sales made to regional farmers contracted by us to grow crops and pastures using and purchasing our fertilizer. We in turn agree to buy their cattle that are fed with our bulk and concentrated cattle feed purchased from us. Under this term of arrangements our accounts receivable are normally carried forward until such time they can be offset against our account payables due to these contracted farmers (that is, the amount owed for the amount of crops and pastures is ultimately offset against the amount of cattle that we have purchased from them, respectively). As these debtors are our contract farmers and operate a profitable and viable businesses with us and have a good track record we consider their credit quality is good and collection from them is not in doubt, thus no diminution in value is required.

 Information on Concentration of credit risk of account receivables:

We have 4 major long term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 67.92% or more of our consolidated revenues for Q2 2014as shown in the table below:

	For the three months ended June 30, 2014
	% of total Revenue	Total Revenue
Customer A	31.08%	30,155,499
Customer B	18.77%	18,214,164
Customer C	9.90%	9,607,061
Customer D	8.17%	7,926,978

	67.92%	65,903,702

Customer A is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). CA was the consulting engineer responsible for the construction of WSC 1and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers, and to whom we bill our sales of seafood (including live and frozen seafood). APNW distributes the seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits by September 30, 2013. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales effected through WSC 1 contributes 31.08% of our total consolidated revenue (equivalent to $30,155,499 out of our total revenue of $97,032,504 derived collectively from the following segments of activities:

Customer A with				For the three months ended June 30, 2014
Name of company	Segments	Operation Division	Abbreviation name	% of total consolidated	Amount in
				Revenue	$

CA	Fishery	Sales of fish (from Fish Farm 1)	Wholesale Center (1)	8.54%	8,290,492
		Sales of fish / eels from Contract Growers		4.56%	4,422,764

SIAF	Corporate	Trading sales of seafood, beef & mutton		17.98%	17,442,243

				31.08%	30,155,499

Customer B is one of our main agents, namely Mr. Li Hongzhen who distributes SJAP’s organic fertilizer, bulk livestock feed and concentrated livestock feed to our cooperative farmers and other regional farmers. During Q2 2014, Mr. Li had transacted 18.77% of our total consolidated revenue (equivalent to $18,214,164 out of our total revenue of $97,032,504 derived from the sale of SJAP’s organic fertile, bulk livestock feed and concentrated livestock feed under the segment of Organic Fertilizer and Bread Grass.

Customer C is one of our main agents, namely Mr. Xian Zhiming (Zhongshan new prawn farm) who we agreed to extend trading terms between 120 days to 180 days in the interim until such time as we assist them to procure a project loan of up to $60 million targeting on or before September 30, 2014.

Customer D is Cattle Wholesale represented by Mr. Zhen Runchi who buys our fattened cattle to sell them in the Guangdong and Beijiang cattle markets and at the same time supplies to us with young cattle. During Q2 2014, transactions through Mr. Zhen Runchi generated (8.17) % of our total consolidated revenue (equivalent to $(7,926,978) out of our total revenue of $(97,032,504).

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q2 2014:

	June 30, 2014		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	16.17%		18,948,687
Customer B	12.36%		14,483,968
Customer C	10.34%		12,116,847
Customer D	8.12%		9,515,358
	46.99%		55,064,861

Note (12) Property and equipment, net of accumulation depreciation

June 30. 2014
$
Plant and machinery	5,343,903
Structure and lease hold improvements	38,012,265
Mature seeds and herbage cultivation	9,234,439
Furniture and equipment	393,412
Motor vehicles	765,858
53,749,877

Less: Accumulated depreciation	(3,668,846)
Net carrying amount	50,081,031

Note (13) Construction in progress

June 30, 2014
$

Construction in progress
- Oven room, road for production of dried flowers	276,288
- 'Office, warehouse and organic fertilizer plant in HSA	26,759,971
- Organic fertilizer and bread grass production plant and office building	7,274,004
- Rangeland for beef cattle and office building	36,240,390
- Fish pond	1,844,454
72,395,107

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	Balance at June 30, 2014 $	Nature of ownership	Nature of project

Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	224,359	Lease	Fertilizer production

Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	34,832,834	Management Right	Pasture growing

Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	348,525	Land Use Rights	Fertilizer production

Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	941,788	Management Right	HU Plantation

Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	910,495	Management Right	HU Plantation

Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,990,241	Management Right	HU Plantation

Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,809,394	Management Right	HU Plantation

Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	851,036	Management Right	HU Plantation

Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	732,455	Management Right	Fish Farm

Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,947,200	Management Right	HU Plantation

Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,355,533	Management Right	HU Plantation

Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	4,256,289	Management Right	Cattle Farm

Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	492,085	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production

Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/4/2023	489,904	4,083	424,583	Management Right (lease)	Processing factory

	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,871,193

Exchange difference							1,811,386		1,883,230

			620.28				64,588,373	119,418	59,871,240

Note (15) Other Receivables

	June 30, 2014	Note
	$
Advanced to employees	224,700
Advanced to suppliers	2,451,353	15.A
Advanced to sub-contractors and suppliers working on the Zhongshan New Prawn Projects	8,350,000	15.B
	11,026,053

Note 15.A & B: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 100 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out at less than $2,442 per member that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

The sub-contractors and suppliers of the Zhongshan Projects are reputable entities that in the management’s opinion they are honorable persons or entities who employing their funds in and are working on the Zhongshan Project, such that the project will be progressed smoothly.

Note (16) Current Liabilities:

	June 30, 2014	Note
Current liabilities
Accounts payable and accruals	19,783,024	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	3,521,421
Dividend Payables	3,146,987	16 B
Due to a director	3,762,108
Other payables	11,660,708	16.C
Short term bank loan	4,063,059
	45,937,307

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms means that most purchases are paid for in cash or short credit terms (7 to 10 days), and in a way this allows us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $19,783,024 about 10.53% of total sales of $188 million for the reasons stated below:

Our main Account Payables during Q2 2014 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of goods sold averaging 47%, and 95 % for CA and SIAF, respectively derived from its respective C&S during the fiscal year 2013.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned our excellent credibility with all of our suppliers and sub-contractors.

3.	Fish sales started gradually in late 2011, and the cost of sales was averaged at 77% for Q2 2014, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.

4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish and the cost of sales was averaged at 75% for Q2 2014; it is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 88%for Q2 2014. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.

5.	In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 51 %for Q22014. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (16.B): Series F Non-convertible preferred stock

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non - Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. During Q1 2013, the transfer agent of the Company recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. However, the Company did not issue physical shares and only issued coupons to notify respective shareholders on that date. These 924,180 Series F shares, were based on numbers of shares of Common Stock as of September 28, 2012 of 91,931,287 shares, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with decimal number of shares being rounded up to one. Once payment of $3.40 per share is made the F shares will be voided and will be cancelled in full. As of August 8th 2014, payments of the F series shares has not been effected due to the F series shares were not issued physically but in book entry form that created complication that will need to be resolved before payments can be effected. In this respect the Company is working to rectify the situation and expecting to resolve the matter and effect payment on or before the end of the year.

 Note (16C): Analysis of Other Payables:

As of June 30 2014, other payables totaling $11,660,708 composed of the following:

During the six months ended June 30, 2014, the Company issued Promissory notes amounting to $3,849,593 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two (2) years at interest free term. Promissory notes could be repaid either by cash or in shares of the Company or a combination thereof. If shares settled debt amounts, the respective share conversion rates will be determined by both parties at the time of settlement. During Q22014 we redeemed $5,530,465 of Promissory Notes for advances granted by third parties in fiscal year 2012 as well as in early months of 2013 by the issuance of shares leaving a balance of $1,944,125 of Promissory Notes still due and outstanding as of June 30, 2014.

A grant of $2,406,143 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of June 30 2014, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

During the six months ended June 30, 2014, other advances provided by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that do not have any promissory note or agreement but verbal understandings. These sums amount to $7,310,440 unpaid and outstanding as of June 30, 2014.

Part C. Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 (presented in summarized Charts below);

Revenue:

Revenues increased by $78,452,213 or 71.64 % to $187,960,293 for the six months ended June 30, 2014 from $109,508,080 for the six months ended June 30, 2013. The increase was primarily due to the increase of revenue generated from our fishery, organic fertilizer, and corporate and others operations and the maturity of on-going divisional businesses improving their revenues.

The following chart illustrates the changes by category from the six months ended June 30, 2014 to June 30, 2013.

Revenue
	2014	2013
Category	Q1- Q2	Q1-Q2	Difference
	$	$	$
Fishery	83,714,940	42,122,633	41,592,307

Plantation	3,271,940	3,554,986	(283,046)

Organic fertilizer (merger with beef)	61,759,714	31,824,277	29,935,437

Cattle farm	14,668,506	14,783,718	(115,212)

Corporate and others	24,545,192	17,222,466	7,322,726

Total	187,960,292	109,508,080	78,452,212

Cost of Goods Sold and Services:

Cost of goods sold and services increased by $58,508,446 or 85.30% to $127,103,262 for the six months ended June 30, 2014 from $68,594,816 for the six months ended June 30, 2013. The increase was primarily due to the Company increased our fishery, plantation, beef, organic fertilizer, cattle farm and corporate and others operations for six months ended June 30, 2014 as compared for the six months ended June 30, 2013.

The following chart illustrates the changes by category from the six months ended June 30, 2014 to June 30, 2013.

Cost of goods sold and services
	2014	2013
Category	Q1- Q2	Q1-Q2	Difference
	$	$	$
Fishery	50,316,432	28,354,892	21,961,540

Plantation	962,949	1,260,957	(298,008)

Organic fertilizer (merge with beef)	40,114,860	18,765,582	21,349,278

Cattle farm	13,975,273	8,913,731	5,061,542

Corporate and others	21,733,748	11,299,654	21,733,748

Total	127,103,262	68,594,816	69,808,100

Gross Profit

Gross profit increased by $19,943,767 or 48.75% to $60,857,031 for the six months ended June 30, 2014 from $40,913,264 for the six months ended June 30, 2013. The increase was primarily due to the corresponding increase in operation revenues. The increase was primarily due to the corresponding increase in scale of operation of revenues from plantation, beef, and organic fertilizer..

The following chart illustrates the changes by category from the six months ended June 30, 2014 to June 30, 2013.

The gross profit by category is as follows:

Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	33,398,508	13,767,741	19,630,767

Plantation	2,308,991	2,294,029	14,962

Organic fertilizer	21,644,854	13,058,695	8,586,159

Cattle farm	693,233	5,869,987	(5,176,754)

Corporate and others	2,811,444	5,922,812	(3,111,368)

Total	60,857,030	40,913,264	19,943,766

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) increased by $2,244,045 or 57% to $6,619,747 for the six months ended June 30, 2014 from $3,925,702 for the six months ended June 30, 2013. The increase was primarily due to (i) increase in wages and salaries payments paid for incentives compensation to our staffs by the issuance of shares amounting to $516,248 for the six months ended June 30, 2014 as compared to $133,744 for the six months ended June 30, 2013 and (ii) increase in Office and corporate expenses paid for overseas professional services of $464,306 for the six months ended June 30, 2014 from $Nil for the six months ended June 30, 2013.

Category	2014 Q1-Q2	2013 Q1-Q2	Difference
	$	$	$
Office and corporate expenses	2,954,272	1,328,662	1,625,610

Wages and salaries	973,530	962,101	11,429

Traveling and related lodging	91,344	34,998	56,346

Motor vehicles expenses and local transportation	92,351	73,893	18,458

Entertainments and meals	74,680	64,850	9,830

Others and miscellaneous	349,582	300,881	48,701

Depreciation and amortization	1,414,496	1,048,307	366,189

Sub-total	5,950,254	3,813,692	2,136,562

Interest expenses	219,493	112,010	107,483

Total	6,169,747	3,925,702	2,244,045

Depreciation and Amortization

Depreciation and amortization increased by $366,189 or 34.93% to $1,414,496 for the six months ended June 30, 2014 from $1,048,307 for the six months ended June 30, 2013. The increase was primarily due to the increase of depreciation by $492,602 to $1,131,273 for the six months ended June 30, 2014 from depreciation of $638,671 for the six months ended June 30, 2013, and the increase of amortization by $80,565 to $1,056,859 for six months ended June 30, 2014 from amortization of $976,294 for the six months ended June 30, 2013.

In this respect, total depreciation and amortization amounted to $2,188,132 for the six months ended June 30, 2014, out of which amount $1,414,496 was booked under General and administration expenses and $773,636 was booked under cost of goods sold; whereas total depreciation and amortization was at $1,614,965 for the six months ended June 30, 2013 and out of which amount, $1,048,307 was booked under General and Administration expenses and $566,658 was booked under cost of goods sold.

Part D. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the Six months ended June 30 2014(Q2 2014) compared to the six months ended June 30 2013

ASSETS	$	$	$
Current assets
Cash and cash equivalents	3,631,566	9,391,449	(5,759,883)	B
Inventories	25,937,918	18,887,433	7,050,485	9
Costs and estimated earnings in excess of billings on uncompleted contracts	757,303	1,286,775	(529,472)
Deposits and prepaid expenses	93,203,999	52,091,997	41,112,002	10
Accounts receivable	117,184,211	82,373,870	34,810,341	11
Other receivables	11,026,053	6,374,272	4,651,781
Total current assests	251,741,050	170,405,796	81,335,254
Property and equipment
Property and equipment, net of accumulated depreciation	50,081,031	21,019,253	29,061,778	12
Construction in progress	72,395,107	38,089,142	34,305,965	13
Land use rights, net of accumulated amortization	59,871,240	56,379,855	3,491,385	14
Total property and equipment	182,347,378	115,488,250	66,859,128
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	11,771,492	7,906,667	3,864,825	15
License rights		1
Total other assets	12,496,432	8,631,608	3,864,824
Total assets	446,584,860	294,525,654	152,059,206
Current liabilities				16
Accounts payable and accrued expenses	19,783,024	8,368,834	11,414,190
Billings in excess of costs and estimated earnings on uncompleted contracts	3,521,421	922,375	2,599,046
Due to a director	3,762,108	3,257,085	505,023
Dividends payable	3,146,987	3,146,987
Other payables	11,660,708	10,259,178	1,401,530
Short term bank loan	4,063,059	2,265,849	1,797,210
Total current liabilities	45,937,307	28,220,308	17,716,999
Non-current liabilities
Bonds payable	1,725,000	-	1,725,000
Long term debts	2,616,610	178,031	2,438,579
Total non-current liabilities	4,341,610	178,031	4,163,579
Stockholders equity
Preferred stock
Series A preferred stock	-	-	-
Series B convertible preferred stock	7,000	7,000	-
Series F Non-convertible preferred stock	-	-	-	17
Common stock	160,198	120,174	40,024
Additional paid-in capital	118,369,556	100,615,051	17,754,505
Retained earnings	221,945,794	134,574,019	87,371,775
Accumulated other comprehensive income	5,600,438	5,139,044	461,394
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidaries' equity	344,832,986	239,205,288	105,627,698
Non-controlling interest	51,472,857	26,922,027	24,550,830
Total stockholders' equity	396,305,843	266,127,315	130,178,528
Total liabilities and stockholders' equity	446,584,760	294,525,654	152,059,106

Income Taxes

The Company is incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company.

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

The Company failed to file US tax returns for the years ended December 31, 2007 through December 31, 2012 in compliance with US Treasury Internal Revenue Service Code. The Company has reviewed its tax position with the assistance US tax professionals and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has appointed US tax professionals to assist in filing these income tax returns. In this respect we filed our Tax returns with the IRS in July, 2014.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA , QZH and SJAP since they are exempt from EIT for the six months ended June 30, 2014 and 2013 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the six months ended June 30, 2014 and 2013.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the six months ended June 30, 2014 and 2013.

No Sweden Corporate income tax has been provided in the consolidated financial statements, since SIAFS incurred a tax loss for the six months ended June 30, 2014.

No deferred tax assets and liabilities are of June 30, 2014 and December 31, 2013 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

 None.

Liquidity and Capital Resources

As of June 30, 2014, unrestricted cash and cash equivalents amounted to $3,631,566 (see notes to the consolidated financial statements), and our working capital as of June 30, 2014 was $205,803,643.

.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,063,059				4,063,059
Bonds payable		1,725,000			1,725,000
Long Term Debts		2,616,610			2,616,610
Promissory Notes		1,944,125			1,944,125
Issued to third parties					-

As of June 30 2014, our total long-term debts are as follows:

Cash provided by operating activities amounted to $19,132,816 for the six months ended June 30, 2014. This compares with cash provided by operating activities totaled $16,120,653 for the six months ended June 30, 2013. The increase in cash flows from operations primarily resulted from the increase of other payables of 10,406,922 for the six months ended June 30, 2014 from $3,608,856 for the six months ended June 30, 2013.

Cash used in investing activities totaled $19,028,527 for the six months ended June 30, 2014.This compares with cash used in investing activities totaling $14,086,955 for the six months ended June 30, 2014. The increase in cash flows used in investing activities primarily resulted from payment for construction of $15,655,682 for the six months ended June 30, 2014 from $13,596,632 for the six months ended June 30, 2013.

Cash provided by financing activities totaled $2,436,193 for the six months ended June 30, 2014. This compares with cash used in financing activities totaling $951,308 for the six months ended June 30, 2013. The increase cash provided by financing activities due to the increase of long term loan advance of $2,436,193.

Acquisition of SFJVC’s and further acquisition plan:

An SFJVC agreement typically contains an option clause for further investment. Initially, the China Developer of project companies invite us to invest in their venture. If management feels compelled it carries out an in-depth study of the target company including legal due diligence, business plan, budget and projected financial information. The final decision is made through the resolution of the Company’s Board of Directors. If the decision is made to proceed with an investment, there is first formed an SFJVC, within which in turn the Company acquires further equity interest. The acquisition price of such interest is determined in accordance to the book value of the SFJVC as of the acquisition date. Consideration generally consists in part of cash and in part of contract against trade debts owed by the China Developer due to Consulting & Services fees charged to the China Developer by the Company in accordance with the Consulting & Services agreement.   Project companies’ record development cost as construction in progress and treat the amount due to us as partial investment in new SFJVC.

The Company’s expenditures as the consulting and service provider providing turnkey services to the China Developer for the development of the project include (i) administrative and operational expenses provided for and incurred in the project (charged and recorded under general and administrative operation expenses), billable to the China Developer, (ii) other development expenditures (inclusive of subcontractors’ and sub-suppliers’ cost plus mark-up) billable to the Developer, as well. Consulting & Services fees are exclusively billed to the 3rdparty China Developer, and not to the future SFJVC companies.

We plan to acquire further SFJVC’s at the time they will be formed officially after their approval by relevant Chinese Authorities with details shown in the Table below:

	Acquisition by which subsidiary	Estimated time of SFJVC being formed	Estimated time of completion of acquisition	Estimated Total consideration	Deposit paid up to date	Deposit paid is equivalent to % of equity	Estimated time of progress payments
Enping Prawn PF1	CA	June 2014	August 2014	$20.94m	$14.45 m	56%	Q1 to Q2 2014
Zhongshan Prawn PF2	CA	Phase 3 Work still in progress, targeting completion Q3 2014	August 2015	$26.20 m	$9.88 m	33%	Q4 2013 & all year round 2014
Fish & eel Farm 2	CA	Phase 3 & 4 work are in progress targeting completion Q4 2015	August. 2016	$26.22 m	$6.0 m	23%	Q4 2013 & all year round 2014 & 2015
Cattle Farm 2	MEIJI	Final work is still in progress	August 2014	$15.88 m	$5.58 m	35%	On or before June 30 2014
WXC businesses	SIAF	Work is in progress until end 2015	Not yet determined	Not fully determined	$4.08 m	Not yet know	Partially in 2014.
NaWei wholesale centers	SIAF	Work is in progress until end 2015	Phase (1) March 2014, new Phases are pending	Not fully determined	$1.03 m	Not yet know	Partially in 2014.

In accordance with our contract, prior to the official formation of the SFJVC’s the Company will pay an initial deposit and additional deposits as pre-payments to the developer (or owner) of the project as consideration toward future acquisition of the SFJVC upon its official formation.

The total consideration for each purchase of SFJVC is based on its book value at that time of official formation having injected all of the related project’s development assets and liabilities into the SFJVC. As such the required acquisition cost is funded partly by cash and partly by the set-off receivable due on the consulting and service fee.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the six months ended June 30, 2014 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the six months ended June 30, 2014 results are for the six months then ended and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries Capital Award, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SIAFS and its variable interest entities SJAP and QZH. All material inter-company transactions and balances have been eliminated in consolidation. The results of companies acquired or disposed of during the year are included in the consolidated Financial Statements from the effective date of acquisition.

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

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv), the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. Service revenue is recognized when services have been rendered to a buyer by reference to the stage of completion. License fee income is recognized on the accrual basis in accordance with the underlying agreements.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $4,316, $7,542, $10,582 and $10,850 for the three months and for the six months ended June 30, 2014 and 2013, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $952,924, $542, $953,054 and $542 for the three months ended and the six months ended June 30, 2014 and 2013, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“P.R.C”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the six months ended June 30, 2014 or June 30, 2013.

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

GOODWILL

Goodwill is an asset representing the fair economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment on an annual basis at the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value based approach to test for impairment at the level of each reporting unit. The Company directly acquired MEIJI which is engaged in Hu Plantation. As a result of this acquisition, the Company recorded goodwill in the amount of $724,940. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

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

Management evaluates the recoverability of proprietary technologies on an annual basis of the end of the company’s fiscal year, or when impairment indicators arise. As required by ASC Topic 350 “Intangible - Goodwill and Other”, the Company uses a fair-value based approach to test for impairment.

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

LAND USE RIGHTS

Land use rights represent acquisition of land use right rights of agriculture land from farmers and are amortized on the straight line basis over the respective lease periods. The lease period of agriculture land is in the range from 10 years to 60 years. Land use rights purchase prices were determined in accordance with the P.R.C Government’s minimum lease payments of agriculture land and mutually agreed between the company and the vendors. No independent professional appraiser performed a valuation of land use rights at the balance sheet dates.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2014 and December 31, 2013, the Company determined no impairment losses were necessary.

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

For the three months ended June 30, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.15 and $0.13, respectively. For the six months ended June 30, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.29 and $0.28, respectively.

For the three months ended June 30, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.14 and $0.12, respectively. For the six months ended June 30, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.28 and $0.27, respectively.

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

For the six months ended June 30, 2013

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2013 and December 31, 2012 were translated at RMB 6.18 to $1.00 and RMB 6.29 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the six months ended June 30, 2013 and June 30, 2012 were RMB 6.24 to $1.00 and RMB 6.14 to $1.00, respectively.

For the six months ended June 30, 2014

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2014 and December 31, 2013 were translated at RMB 6.15 to $1.00 and RMB 6.10 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the six months ended June 30, 2014 and June 30, 2013 were RMB 6.13 to $1.00 and RMB 6.24 to $1.00, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2014 or December 31, 2013, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended June 30, 2014 or 2013.

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

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PROGRESS REPORTS AND SUBSEQUENT EVENTS.

Table (PS 1) below shows the progress reports and subsequent events on operational affairs of each subsidiary as at Q2 2014:

Name of subsidiaries	Operating divisions	Description
SJAP

	Cattle farming & fattening	During the first half of 2014, just fewer than 10,000 head of cattle were fattened between our cooperative farmers and sold by the Company, slightly behind our targeted rate to fatten up to 25,000 head of cattle in 2014. However, this figure already represents what had been produced in 2013 (full year), essentially doubling the fattening capacity in one year.

	Fertilizer	Since cropland has increased by 17% from 46,000 Mu in 2013 to almost 54,000 Mu in 2014, most of the fertilizer being produced is being applied to this area, curtailing the sale of fertilizer until such time as further expansion of existing production facilities can be expanded.

	Bulk live stock feed	Yields from cropland (biennial rotation) have been maintained at 3.5 MT / Mu, providing sufficient bulk livestock-feed to fatten up to 25,000 head of cattle per year with excess supplies sold to the regional farmers.

	Concentrated stockfeed	This quarter up to 85% of concentrated feed is being used by our fattening operation facilities and our cooperative farmers with the balance sold to regional farmers.

	Slaugther house	As of July 31, 2014, 75% of the slaughterhouse has been completed, allowing operations at the facility to get underway while work in progress continues on completing the final 25%. During Q2 2014, 158 head of cattle had been slaughtered for processing at the facility.

	Deboning & processing	This division is fully operational and managed to debone 88 MT of meat during Q2 2014, however, improvements and adjustments are ongoing to its new marbled beef equipment and plant operations to reach ultimate efficiency.

Others

External concrete and road work surrounding the slaughter house and de-boning factory is scheduled to be completed by August 15, 2014 while additional road work (2 Km) leading to the complex will be completed on or before end of Q3 2014 to allow better access to the facility.

The first beef / mutton shop is scheduled to open at Tesco by August 15, 2014, and in preparation, SJAP is preparing 60 different cuts of beef and mutton products to be sold at this location. The second store, which will reflect the prototype for our stores going forward (i.e., signature outlets), is expected to open at a different Tesco location sometime on or before September 15, 2014. The aim is to market all locations under the banner ad, “We guarantee the highest in quality and food safety on every cut of meat you buy from one of our Tesco locations,” in an effort to help strengthen the beef market as compared to what the pork and mutton industries have enjoyed until now in China.

* Please refer to the pictures below for some of SJAP's development in progress.

HSA
	Fertilizer	HSA progressed nicely during Q2 2014, manufacturing and selling more than 9,000 MT of all-purpose fertilizer to lake fish farmers and grape growers, and trading over 3,600 MT of general fertilizer with other farmers. Currently, it is constructing and developing additional fermentation facilities and areas aiming to improve its overall production capacity on or before year end 2014, while having completed the installation of an additional production line during Q2 2014.

	Cattle farming	There was progress made on developing a cattle farm during Q2 2014, except for the construction of building structures, which require a change in land use rights from a primary to a secondary agriculture designation; the process of which is underway. As of July 31, 2014, the Government authority has accepted the Company's payment for changing the land use right, typically indicating that official approval is nearing completion.

	Crop plantation	Yellow grass planted early in the season is expected to provide a good harvest during Q3 2014, exceeding expectations of 7,500 MT, which should provide sufficient livestock feed initially in 2014 for its cattle operation.

	Others	* Please refer to the pictures below for some of HSA's development in progress.

Table (PS 2) below shows the progress reports and subsequent events on operational affairs of each subsidiary (continued):

SJAP: The Slaughterhouse &Deboning facility, Deboning and Marbled Meat Processing Lines

The Logo to be displayed in our Tesco Supermarket locations

A mockup of our first meat counter at Tesco

HSA: The hill next to the Fertilizer factory cut and leveled into flat land of 70 Mu (about 46,200 m2) in preparation for the cattle farm that will house up to 2,000 head, initially

The additional fertilizer production line completed during Q2 2014

●	Table (PS 2) below shows the progress reports and subsequent events on operational affairs of each subsidiary (continued)

Subsidiary	Operating Division	Description

JHST (HU Plantation)	Immortal Vegetables	As at June 30 2014, JHST harvested over 21.7 MT of fresh Immortal Vegetables from 10 Mu of its plantation averaging 2.17 MT / Mu producing around 2.17 MT of dried product at a ratio of 10 Kg fresh produce to 1 Kg of dried product. The dried product is packed into gift boxes, each box containing 900 grams distributed by JHST sales agents to over 200 retail shops.

	HU Flowers	The heavy rainy season continues to affect the recovery of the HU Plants from plant diseases that were introduced in 2012 and 2013, however, JHST managed to harvest just under 9 million pieces of flowers during this quarter representing an increased yield by more than 20% compared to same period in 2013. Thus, JHST is expecting higher yields in 2014 than its 2013 season. However it was due to the impact of the wet season there was no fresh flowers being brought from regional growers for drying, but the Company is expecting improvement later part of the season.

	Drying & Processing	The application to Government authorities to convert 50 Mu of agriculture land into industrial land is pending approval to allow construction of additional drying and production facilities. At this time, there is no further indication as to when the application will be approved.

	Others	New staff quarters are completed, and work is in progress on completing its new storage, office and associated facilities within Q3 2014.

* Please refer to pictures below showing the HU and Immortal Vegetable plantation this season and the new staff quarters.

* Please visit our website (www.sinoagrofood.com) to see our latest video promoting the sale of Immortal Vegetables.

The HU Plantation

The Immortal Vegetable Plantation

Matured Immortal Vegetable plants with flowers

Table (PS 3) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

Table (PS 4) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

Subsidiary	Operation division	Description

CA (Fishery)	(Existing Projects)

	Fish Farm (1) or (JFD)	The production capacity of prawn improved during the month of June producing over 5 million pieces instead of the earlier months' average of 1.3 million pieces, plus they garnered a handsome gross profit margin just above 70% due to strong market prices (at average of US$11.8 / kg of live prawns for sizes of 60 pieces / Kg) and demand. During the past months the following factors were discovered to influence ultimate yields of "Big Giant Prawns" (BGP) in the APM tanks

* The breed quality of prawn fingerlings is extremely important, i.e. fingerlings from inbred brood stocks possess a much slower growth rate. It was also discovered that the population ratio of female fingerlings beyond a certain threshold results in poorer yields. However, we have not encountered any disease problem with BGP grown in APM tanks.

* Periodic grading is essential, thus we have observed that best results can be achieved if prawn are graded at 3-week intervals. As such, the design in our new Zhongshan Prawn Project and the extension of PF(1) will incorporate APM tanks configured to grade prawns from one tank to another when they reach both 3 and 6 weeks of age. Grading machines have been invented to separate a certain ratio of female and male prawns when they reach 7 weeks, 10 weeks, and 12 weeks of age, during which times the graded female prawns will be sold, and the male prawns retained until desired market sizes have been attained.

* Providing sufficient compartments in tanks for the prawns to hide out when shedding their shells increases survival rate, thus increasing overall yield rates.

	Fish Farm (2)	There was little development and construction work being done at FF(2) during Q2 2014. FF(2) is carrying out a number of grow-out contracts on sleepy cods and eels using its RAS open dams constructed during Q1 2014. FF(2) anticipates doubling its grow-out production with these new RAS open dams.

	Prawn Farm (1)	During Q2 2014, PF(1) has completed associated facilities (i.e., extra staff quarters, showroom, storage room, etc.) and is now doing construction work on additional APM tanks increasing its prawn production capacity from around 250 MT / year to 600 MT / year. Adjacent to this extension, PF(1) is going to build the Company's first demonstration hydroponic farm intending to use all prawn solid waste residue to demonstrate the environmentally friendly aspects of the overall development.

	Prawn Farm (2)	Development and construction work to convert 6 x 10 Mu and 3 x 20 Mu open dams into semi-enclosed RAS dams are in progress, and as at July 31, 2014 most of the infrastructure and underground works were completed awaiting the semi-enclosed buildings to be installed by the end of August 2014. Upon completion, it is expected that PF(2) will produce prawn, fish and eel all year round targeting to capture the higher prices of live-seafood during the cold weather months from November to April.

	R & D station	Heavy activity took place at the R&D station during Q2 2014 as it focused on the breeding and development of 6 / 7 different imported table-fish species intending to capitalize on the nascent market in China.

* Please refer to the pictures below showing the current status of FF(1), PF(1), and PF(2), as well as the new fish species being studied at the R&D Station.

The Fish Farm (1) Harvest

Prawn Farm (1): Experimental hydroponic farm set up to test the application of the solid wastes from PF(1)

Prawn Farm (1): Pictures showing PF(1) at Enping, the constructed additional showroom, storage and staff quarters

Prawn Farm (1): Construction on the extension of APM tanks

Prawn Farm (2): Construction of the covered water holding dams and RAS Dams (Semi-covered)

Prawn Farm (2): Construction of the semi-covered outdoor RAS Dams

R & D Station: The new species of fish that are being studied at the R&D Station

眼斑三间 Cichlaocellaris	巴西亚 Basia	蓝帆五间 Notropischrosomus	粗线银板 Metynnishypsauchen

红尾战船 台湾—巨龙泥鳅巴西亚—金老虎(鲈科)湄公河—成吉思汗

Osphronemusgoramy	Taiwanese Dragon eels	Cichla Ocellaris PanggasiusIamaudil

Table (PS 5) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

Subsidiary	Operating division	Description
CA (Fishery)	Zhangshan New Prawn Project	* Electric service and potable water sources have been connected and are being supplied to the property.

* An all-season 6 Km road encircling the project site was completed during Q2 2014. Going forward, there will be a total of approximately 12 Km of internal roads subdividing segments of development that will be completed as needed.

* A complex consisting of offices, staff quarters, conference room, storage, staff canteen and parking areas, as well as landscaping encompassing a total built-up area of over 2,000 m2 at the front entrance of the property is slated to be completed by August 15, 2014. Upon completion, it will have the capacity to house enough personnel and provide working space to administer Phase (1) of the development. As such, each phase / segment of the development hereafter will have similar facilities constructed to handle the additional load.

* Land clearing, leveling, and soil consolidation has been completed on 200 Mu in preparation for the building and construction of APM farms. Pending final arrangements with some subcontractors, construction & development of the first group of APM farms is slated to begin on or before August 15, 2014.

* In conjunction with developing the APM farms, another 200 Mu section of land adjacent to the office complex that is not suitable for development of APM farms because the block is situated below high tensile power lines is temporarily being developed into RAS open dams to grow-out the new fish species being tested as part of the research and development activity. Stocking of fish and trials are slated to begin within August 2014.

* Please refer to the pictures below showing the latest developments of the new Zhongshan Prawn project (ZSNPP).

* Please visit our website to review the latest ZSNPP brochure providing further details on its development.

Zhongshan New Prawn Farm Project: Finishing the construction of the office, staff quarters, canteen, etc.

Table (PS 6) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

Subsidiary	Operating division	Description
SIAF (Corporate & Trading)	Consulting & Services	The following work was carried out during Q2 2014:

* An expansion to accommodate an additional seating capacity of 150 patrons at the Zhongshan HingZhung Shopping Complex Restaurant (#4), due to overwhelming demand within 5-months of its opening, has gotten underway with a targeted completion date by December 15, 2014 just in time for the high-season period (December through March). Currently, the restaurant is at a 100-seat capacity.

* 95% of the new renovation and extension work at Restaurant (1) has been completed, remodeled into a western-style specialty steakhouse including increasing its seating capacity from 120 to 260, capitalizing on rising middle class demand. Grand opening of the renovated facility is scheduled during August 2014 once training of its expanded staff has been completed.

* A Steak-kitchen was added to Restaurant (2) in combination with its current Chinese-oriented food-prep area to increase productivity. Since it is cost prohibitive to increase floor space, i.e. additional seating capacity due to the high-rent area, the idea is to attain faster (food-prep) service times providing greater turnover. Restaurant (2) should be able to gauge the effect this has had on sales / turnover within the next two months.

* Design / layout of Restaurant (6), also in Zhnongshan City, is underway targeting construction to begin in September 2014.

* Construction on a frozen-meat wholesale / retail shop (~500 m2) at the Central Frozen Goods and Wholesale Market in Guangzhou City is scheduled to be completed for opening in August 2014. The Company believes this to be an ideal / prime location for its sale of frozen beef and lamb products.

	Imported goods	* The Company has imported a great amount of live seafood from Madagascar (i.e., crabs and eels) and expects the import of live crayfish in-season starting in September 2014.

* The Company has begun importing beef and lamb from Australia to enhance our (competitive) ability to meet the rising demand for these products coming from both the upper and lower ends of the China market.

	Others	* Please visit our website for access to videos showing our new Madagascar packaging facility, as well as the collection of crabs and crayfish from that region.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal control over financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

None

ITEM 1A.    RISK FACTORS

Not applicable

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this quarterly report, we issued an aggregate of 10,686,001 shares of our common stock to 24 Chinese persons. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Section 4(a)(2). The shares were issued in consideration for extinguishment of debt in the aggregate amount of $3,555,875, payments for workers entitlement of $646,310 and payments for professional service consultants for $487,521.

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

SINO AGRO FOOD, INC.

August 14, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer)

August 14, 2014	By:	/s/ OLIVIA LAI
Olivia Lai
Chief Financial Officer
(Principal Financial Officer)

August 14, 2014	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Marketing Officer and Director

August 14, 2014	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary and Director

August 14, 2014	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

August 14, 2014	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg
Director

August 14, 2014	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Director

August 14, 2014	By:	/s/ SOH LIM CHANG
Soh Lim Chang
Director