Form 10-Q
period 2014-09-30
Sino Agro Food, Inc.
filed 2014-11-13
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 168,128,043 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2014	December 31, 2013
ASSETS		(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	5	$4,691,157	$1,327,274
Inventories	6	37,439,892	8,148,203
Cost and estimated earnings in excess of billings on uncompleted contracts	19	1,224,287	663,296
Deposits and prepaid expenses	7	55,610,463	51,291,708
Accounts receivable, net of allowance for doubtful accounts	8	122,773,881	82,057,942
Other receivables	9	16,475,508	3,782,771
Total current assets		238,215,188	147,271,194
Property and equipment
Property and equipment, net of accumulated depreciation	10	61,274,162	46,487,058
Construction in progress	11	69,088,637	59,134,732
Land use rights, net of accumulated amortization	12	58,995,505	60,705,829
Total property and equipment		189,358,304	166,327,619
Other non-current assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	11,587,564	12,081,470
Temporary deposits paid to entities for investments in future Sino Joint Venture companies	15	41,109,708	41,109,708
License rights	17	-	-
Total other non- current assets		53,422,212	53,916,118
Total assets		$480,995,704	$367,514,931
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses		$16,477,918	$11,055,194
Other payables	18	11,177,713	10,768,786
Billings in excess of costs and estimated earnings on uncompleted contracts	19	3,373,432	3,146,956
Due to a director		4,244,519	1,793,768
Series F shares mandatory redemption payable	20	3,146,063	-
Bonds payable	22	1,725,000	-
Short term bank loan	21	-	4,100,377
		40,144,645	30,865,081
Non-current liabilities
Series F shares mandatory redemption payable	20	-	3,146,063
Long term debts	21	2,616,610	180,417
Bonds payable	22	-	1,725,000
Convertible note payable	23	6,982,667	-
		9,599,277	5,051,480
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 7,000,100 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)
Series A preferred stock: $0.001 par value	24	-	-
(100 shares designated, 100 shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively)
Series B convertible preferred stock: $0.001 par value	24	7,000	7,000
(10,000,000 shares designated, 7,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)
Series F Non-convertible preferred stock: $0.001 par value	24
(1,000,000 shares designated, 0 shares issued and outstanding		-	-
as of September 30, 2014 and December 31, 2013, respectively)
Common stock: $0.001 par value	24	168,128	137,602
(170,000,000 shares authorized, 167,128,223 and 137,602,043 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)
Additional paid - in capital		118,514,375	104,913,676
Retained earnings		249,573,317	181,196,498
Accumulated other comprehensive income		6,244,379	6,260,131
Treasury stock	24	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		373,257,199	291,264,907
Non - controlling interest		57,994,583	40,333,463
Total stockholders' equity		431,251,782	331,598,370
Total liabilities and stockholders' equity		$480,995,704	$367,514,931

The accompanying notes are an integral part of these consolidated financial statements.

F - 1

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

		Three months ended	Three months ended	Nine months ended	Nine months ended
	Note	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
- Sale of goods		$82,171,415	$61,667,275	$242,800,784	$140,368,479
- Consulting and service income from development contracts		24,598,641	8,873,865	51,188,141	39,070,677
- Commission income		450,003	166,557	1,191,427	776,621
		107,220,059	70,707,697	295,180,352	180,215,777
Cost of goods sold		(59,121,526)	(41,315,537)	(173,035,915)	(93,418,818)
Cost of services		(13,601,869)	(3,269,035)	(26,790,742)	(19,760,570)

Gross profit		34,496,664	26,123,125	95,353,695	67,036,389

General and administrative expenses		(3,594,509)	(2,026,989)	(9,544,763)	(5,840,681)
Net income from operations		30,902,155	24,096,136	85,808,932	61,195,708

Other income (expenses)

Government grant		57,340	343,481	295,012	423,240

Other income		155,032	41,264	159,555	107,171

Gain on extinguishment of debts	28	33,693	160,997	275,086	1,212,010

Interest expense		(263,664)	(286,376)	(483,157)	(398,386)

Net income (expenses)		(17,599)	259,366	246,496	1,344,035

Net income before income taxes		30,884,556	24,355,502	86,055,428	62,539,743

Provision for income taxes	4	-	-	-	-

Net income		30,884,556	24,355,502	86,055,428	62,539,743
Less: Net (income) loss attributable
to non - controlling interest		(6,382,694)	(5,602,728)	(17,678,609)	(13,077,257)
Net income from continuing operations attributable
to Sino Agro Food, Inc. and subsidiaries		24,501,862	18,752,774	68,376,819	49,462,486
Other comprehensive (loss) income
- Foreign currency translation (loss) income		869,931	822,349	(33,241)	2,258,890
Comprehensive income		25,371,793	19,575,123	68,343,578	51,721,376
Less: other comprehensive loss (income) attributable to
non - controlling interest		(139,032)	(165,987)	17,489	(331,758)
Comprehensive income attributable to
Sino Agro Food, Inc. and subsidiaries		$25,232,761	$19,409,136	$68,361,067	$51,389,618

Earnings per share attributable to Sino Agro Food, Inc.
and subsidiaries common stockholders:
Basic	30	$0.15	$0.15	$0.45	$0.43

Diluted	30	$0.14	$0.15	$0.43	$0.40
Weighted average number of shares outstanding:

Basic	30	163,046,209	122,057,655	153,109,854	115,580,104

Diluted	30	170,046,206	129,057,655	160,109,854	123,525,159

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income for the period	$86,055,428	$62,539,743

Adjustments to reconcile net income for the period to net cash from operations:
Depreciation	1,768,047	995,408
Amortization	1,619,267	1,469,457
Common stock issued for services	255,033	271,800
Gain on extinguishment of debts	(275,086)	(1,212,010)
Other amortized cost	229,857	14,152
Changes in operating assets and liabilities:
Increase in inventories	(29,291,689)	(818,748)
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts	(560,991)	577,059
Increase in deposits and prepaid expenses	(583,670)	(37,090,703)
Increase in due to a director	2,450,751	1,640,331
Increase in accounts payable and accrued expenses	5,361,625	2,468,434
Increase in other payables	12,415,301	17,952,791
Increase in accounts receivable	(40,715,939)	(6,742,274)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	226,476	(376,629)
Increase in other receivables	(12,692,737)	(3,623,402)
Net cash provided by operating activities	26,261,673	38,065,409
Cash flows from investing activities
Purchases of property and equipment	(3,418,741)	(4,188,660)
Payment for construction in progress	(22,227,905)	(31,494,031)
Acquisition of land use rights	-	(489,904)
Net cash used in investing activities	(25,646,646)	(36,172,595)
Cash flows from financing activities
Net proceeds from convertible note payable	5,237,000	-
Proceeds from long term debts	2,436,193	-
Short term bank loan repaid	(4,100,377)	(742,109)
Net proceeds of bonds payable	-	339,884
Dividends paid	-	(951,308)
Net cash provided by (used in) financing activities	3,572,816	(1,353,533)

Effects on exchange rate changes on cash	(823,960)	624,869
Increase in cash and cash equivalents	3,363,883	1,164,150

Cash and cash equivalents, beginning of period	1,327,274	8,424,265
Cash and cash equivalents, end of period	$4,691,157	$9,588,415

Supplementary disclosures of cash flow information:
Cash paid for interest	$422,058	$398,386

Cash paid for income taxes	$-	$-

Non - cash transactions
Common stock issued for settlement of debts	$12,006,374	$13,782,651
Common stock issued for services and compensation	$2,519,232	$133,744
Series B convertible preferred stock cancelled	$-	$(3,000)
Transfer construction in progress to property and equipment	$13,136,410	14,406,643
Transfer deposits and prepaid expenses to property and equipment	$513,272	$-

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

On February 15, 2011 and March 29, 2011, the Company entered into an agreement and a memorandum of understanding (an " MOU"), respectively, to sell 100% equity interest in HYT group (including HYT and ZX) to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000, with effective date of January 1, 2011.

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to September 30, 2014, MEIJI further invested in JHMC of $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. Up to September 30, 2014, MEIJI and SJAP total investment in HSA were  $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“SAFS”). Up to September 30, 2014, the Company’s total investment in SAFS was $77,664.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. Up to September 30, 2014, the SJAP’s total investment in QZH was $487,805.

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

F - 5

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. ("CA")	Belize	100% (12.31.2013: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. ("CS")	Belize	100% (12.31.2013: 100%) indirectly	Dormant

Capital Hero Inc. ("CH")	Belize	100% (12.31.2013: 100%) indirectly	Dormant

Sino Agro Food Sweden ("SAFS")	Sweden	100% (12.31.2013: 100%) directly	Dormant

Tri-way Industries Limited ("TRW")	Hong Kong, P.R.C.	100% (12.31.2013: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Meiji Limited ("MEIJI")	Macau, P.R.C.	100% (12.31.2013: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited ("APWAM")	Macau, P.R.C.	100% (12.31.2013: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")	P.R.C.	75% (12.31.2013: 75%) indirectly	Hylocereus Undatus Plantation ("HU Plantation").

Jiang Men City A Power Fishery Development Co., Limited ("JFD")	P.R.C.	75% (12.31.2013: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited ("JHMC")	P.R.C.	75% (12.31.2013: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	P.R.C.	76% (12.31.2013: 76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entities	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	P.R.C.	45% (12.31.2013: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	P.R.C.	100% (12.31.2013: 100%) indirectly	Slaughter of cattle

F - 6

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The unaudited consolidated financial statements for the nine months ended September 30, 2014 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the nine months ended September 30, 2014 results are for the nine months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, and SAFS and its variable interest entities SJAP and QZH. All material inter-company transactions and balances have been eliminated in consolidation.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $1,673, $6,158, $13,490 and $18,640 for the three months and for the nine months ended September 30, 2014 and 2013, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $708,049, $195, $1,661,103 and $1,200 for the three months ended and the nine months ended September 30, 2014 and 2013, respectively.

2.12	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statements of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and other comprehensive income, as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $6,244,379 as of September 30, 2014 and $6,260,131 as of December 31, 2013. The balance sheet amounts with the exception of equity as of September 30, 2014 and December 31, 2013 were translated using an exchange rate of RMB 6.15 to $1.00 and RMB 6.10 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the nine months ended September 30, 2014 and 2013 were RMB 6.15 to $1.00 and RMB 6.21 to $1.00, respectively.

F - 9

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.13	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in the P.R.C. are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or should the Company become unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of September 30, 2014 and December 31, 2013 are $0.

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

A variable interest entity (“VIE”) is an entity (investee) in which the investor has obtained less than a majority interest, according to the Financial Accounting Standards Board (FASB). A VIE is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation:

(a)	the equity-at-risk is not sufficient to support the entity's activities;

(b)	as a group, the equity-at-risk holders cannot control the entity; or

(c)	the economics do not coincide with the voting interests..

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

The Company's operations are carried out in the P.R.C. Accordingly, the political, economic and legal environment in the P.R.C. may influence the Company’s business, financial condition and results of operations by the general state of the P.R.C.'s economy. The Company's operations in the P.R.C. are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

2.26	CONCENTRATION OF CREDIT RISK

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of September 30, 2014 and December 31, 2013 amounted to $4,575,685 and $1,256,440 respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the periods indicated:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Customer A	24.57%	13.95%	28.24%	16.76%
Customer B	15.78%	11.38%	16.70%	8.24%
Customer C	14.33%	-	11.64%	-
Customer D	8.33%	13.12%	7.12%	8.41%
Customer E	5.77%	-	-	3.80%
Customer F	-	17.99%	5.39%	17.21%
Customer G	-	7.29%	-	-
	68.78%	63.73%	69.09%	54.42%

F - 13

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.26	CONCENTRATION OF CREDIT RISK (CONTINUED)

		Percent of
	Segment	revenue	Amount
Customer A	Fishery Development and Corporate and others Divisions	28.24%	$83,356,492
Customer B	Organic Fertilizer and Bread Grass Division	16.70%	$49,309,009
Customer C	Fishery Development Division	11.64%	$34,344,729

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	September 30, 2014	December 31, 2013

Customer A	19.22%	8.69%
Customer B	11.32%	-
Customer C	6.73%	12.86%
Customer D	6.30%	-
Customer E	-	8.36%
Customer F	-	10.23%
Customer G	4.89%	8.27%
	48.46%	48.41%

As of September 30, 2014, amounts due from customers A, B and C are $23,600,631, $13,901,362 and $8,262,682, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.27	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2014 and December 31, 2013, the Company determined no impairment losses were necessary.

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

For the three months ended September 30, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.15 and $0.15, respectively. For the nine months ended September 30, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.45 and $0.43, respectively. For the three months ended September 30, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.14 and $0.15, respectively. For the nine months ended September 30, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.43 and $0.40, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2014 or December 31, 2013, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2014 or 2013.

2.33	NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, there is no material impact on the consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. there is no material impact on the consolidated financial statements upon adoption.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists". These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 does not expect to have a material impact on the Company's consolidated financial statements.

F - 16

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.33	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the consolidated financial statements as discontinued operations. ASU 2014-08 also provides guidance on the consolidated financial statement presentations and disclosures of discontinued operations. The new guidance is effective prospectively for the Company to all new disposals of components and new classification as held for sale beginning April 1, 2015. The Company is evaluating the effects, if any, of the adoption of this guidance will have on the consolidated financial position, results of operations or cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on our consolidated financial statements

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

F - 17

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

	For the three months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$47,780,135	$5,813,667	$33,700,137	$6,814,990	$13,111,130	$107,220,059

Net income (loss)	$13,754,241	$2,567,126	$6,994,954	$641,963	$543,578	$24,501,862

Total assets	$131,700,632	$55,471,908	$218,710,852	$39,995,639	$35,116,673	$480,995,704

	For the three months ended September 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$26,704,244	$10,534,960	$20,434,953	$4,639,397	$8,394,143	$70,707,697

Net income (loss)	$9,762,014	$5,322,211	$1,443,930	$575,134	$1,649,485	$18,752,774

Total assets	$79,561,093	$44,908,550	$131,498,783	$44,808,248	$27,027,247	$327,803,921

F - 18

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

	For the nine months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	136,968,336	$9,085,607	95,459,852	21,483,496	32,183,061	295,180,352

Net income (loss)	$32,002,640	$3,752,283	25,914,779	$1,966,526	4,740,591	$68,376,819

Total assets	$131,700,632	$55,471,908	$218,710,852	$39,995,639	$35,116,673	$480,995,704

	For the nine months ended September 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$68,826,877	$14,089,946	$52,259,230	$19,423,115	$25,616,609	$180,215,777

Net income (loss)	$20,815,367	$7,533,778	$10,786,509	$3,945,015	$6,381,817	$49,462,486

Total assets	$79,561,093	$44,908,550	$131,498,783	$44,808,248	$27,027,247	$327,803,921

Note

(1)	Operated by Capital Award, Inc. (“CA”). and Jiangmen City A Power Fishery Development Co., Limited (“JFD”).
(2)	Operated by Jiangmen City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).
(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”) , Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”) and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).
(4)	Operated by Jiangmen City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Meiji Limited (“MEIJI”).
(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

F - 19

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	Three months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$22,731,491	$-	$-	$-	$-	$22,731,491
Jiang Men City Heng Sheng Tai Agriculture
Development Co., Limited ("JHST")	-	5,813,667	-	-	-	$5,813,667
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	5,794,162	-	-	$5,794,162
Qinghai Zhong He Meat Products Co Limited
("QZH")	-	-	5,669,050	-	-	5,669,050
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	22,236,925	-	-	$22,236,925
Macau Eiji Company Limited ("MEIJI")	-	-	-	6,814,990	-	$6,814,990
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	13,111,130	$13,111,130
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	24,598,641	-	-	-	-	$24,598,641
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	-	-
Commission and management fee
Capital Award, Inc. ("CA")	450,003	-	-	-	-	450,003
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	-	-
	$47,780,135	$5,813,667	$33,700,137	$6,814,990	$13,111,130	$107,220,059

F - 20

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	Three months ended September 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$19,598,282	$-	$-	$-	$-	$19,598,282
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	10,534,960	-	-	-	10,534,960
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	3,104,578	-	-	3,104,578
Qinghai Zhong He Meat Products Co Limited
("QZH")	-	-	-	-	-	-
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	17,330,375	-	-	17,330,375
Macau Eiji Company Limited ("MEIJI")	-	-	-	4,639,397	-	4,639,397
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	6,459,683	6,459,683
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	6,939,405	-	-	-	-	6,939,405
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	1,934,460	1,934,460
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	-	-
Commission and management fee					-
Capital Award, Inc. ("CA")	166,557	-	-	-	-	166,557
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	-	-
	$26,704,244	$10,534,960	$20,434,953	$4,639,397	$8,394,143	$70,707,697

F - 21

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:

	Nine months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$86,218,455	$-	$-	$-	$-	$86,218,455
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	9,085,607	-	-	-	$9,085,607
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	15,750,656	-	-	$15,750,656
Qinghai Zhong He Meat Products Co Limited
("QZH")	-	-	7,467,877	-	-	7,467,877
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	72,241,319	-	-	$72,241,319
Macau Eiji Company Limited ("MEIJI")	-	-	-	21,483,496	-	$21,483,496
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	30,553,374	30,553,374
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	49,558,454	-	-	-	-	$49,558,454
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	1,629,687	1,629,687.00
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	-	-
Commission and management fee					-
Capital Award, Inc. ("CA")	1,191,427	-	-	-	-	1,191,427
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	-	-
	$136,968,337	$9,085,607	$95,459,852	$21,483,496	$32,183,061	$295,180,352

F - 22

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:

	Nine months ended September 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. ("CA")	$44,462,877	$-	$-	$-	$-	$44,462,877
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	14,089,946	-	-	-	$14,089,946
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	7,827,433	-	-	$7,827,433
Qinghai Zhong He Meat Products Co Limited
("QZH")	-	-	-	-	-	-
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	44,431,797	-	-	$44,431,797
Macau Eiji Company Limited ("MEIJI")	-	-	-	12,309,334	-	12,309,334
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	17,247,092	$17,247,092
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	23,728,927	-	-	-	-	23,782,927
Macau Eiji Company Limited ("MEIJI")	-	-	-	7,113,781	-	$7,113,781
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	8,173,969	8,173,969
Commission and management fee
Capital Award, Inc. ("CA")	581,073	-	-	-	-	581,073
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	195,548	195,548
	$68,826,877	$14,089,946	$52,259,230	$19,423,115	$25,616,609	$180,215,777

F - 23

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

	Three months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Cost of goods sold
Name of entity
Capital Award, Inc. ("CA")	$15,935,868	$-	$-	$-	$-	$15,935,868
Jiang Men City Heng Sheng Tai Agriculture
Development Co., Limited ("JHST")	-	1,704,741	-	-	-	1,704,741
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	4,698,541	-	-	4,698,541
Qinghai Zhong He Meat Products Co Limited
("QZH")	-	-	3,519,966	-	-	3,519,966
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	15,270,656		-	15,270,656
Macau Eiji Company Limited ("MEIJI")	-	-	-	6,443,072	-	6,443,072
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	11,548,682	11,548,682
	$15,935,868	$1,704,741	$23,489,163	$6,443,072	$11,548,682	$59,121,526

	Three months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Cost of services
Name of entity
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	$13,601,869	$-	$-	$-	$-	$13,601,869
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	-	-
	$13,601,869	$-	$-	$-	$-	$13,601,869

F - 24

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

	Three months ended September 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Cost of goods sold
Name of entity
Capital Award, Inc. ("CA")	$14,208,181	$-	$-	$-	$-	$14,208,181
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	4,832,794	-	-	-	4,832,794
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	1,937,860	-	-	1,937,860
Qinghai Zhong He Meat Products Co Limited
("QZH")	-	-	-	-	-	-
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	10,897,327	-	-	10,897,327
Macau Eiji Company Limited ("MEIJI")	-	-	-	3,974,942	-	3,974,942
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	5,464,433	5,464,433
	$14,208,181	$4,832,794	$12,835,187	$3,974,942	$5,464,433	$41,315,537

	Three months ended September 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

COST OF SERVICES
Name of entity
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	$2,703,461	$-	$-	$-	$-	$2,703,461
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	565,574	565,574
	$2,703,461	$-	$-	$0	$565,574	$3,269,035

F - 25

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	Nine months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Cost of goods sold
Name of entity
Capital Award, Inc. ("CA")	$54,861,550	$-	$-	$-	$-	$54,861,550
Jiang Men City Heng Sheng Tai Agriculture
Development Co., Limited ("JHST")	-	2,423,811	-	-	-	2,423,811
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	10,371,555		-	10,371,555
Qinghai Zhong He Meat Products Co Limited
("QZH")	-	-	4,680,245	-	-	4,680,245
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	48,552,223		-	48,552,223
Macau Eiji Company Limited ("MEIJI")	-	-	-	20,418,345	-	20,418,345
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	31,728,186	31,728,186
	$54,861,550	$2,423,811	$63,604,023	$20,418,345	$31,728,186	$173,035,915

	Nine months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Cost of services
Name of entity
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	$25,236,498	$-	$-	$-	$-	$25,236,498
Macau Eiji Company Limited ("MEIJI")	-	-	-	-	-	-
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	1,554,244	1,554,244
	$25,236,498	$-	$-	$-	$1,554,244	$26,790,742

F - 26

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

	Nine months ended September 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Cost of goods sold
Name of entity
Capital Award, Inc. ("CA")	$33,460,670	$-	$-	$-	$-	$33,460,670
Jiang Men City Heng Sheng Tai
Agriculture Development Co., Limited ("JHST")	-	6,093,751	-	-	-	6,093,751
Hunan Shenghua A Power
Agriculture Co., Limited ("HSA")	-	-	4,830,266	-	-	4,830,266
Qinghai Zhong He Meat Products Co Limited
("QZH")	-	-	-	-	-	-
Qinghai Sanjiang A Power
Agriculture Co., Limited ("SJAP")	-	-	26,770,503	-	-	26,770,503
Macau Eiji Company Limited ("MEIJI")	-	-	-	7,369,379	-	7,369,379
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	14,894,249	14,894,249
	$33,460,670	$6,093,751	$31,600,769	$7,369,379	$14,894,249	$93,418,818

	Nine months ended September 30, 2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Cost of services
Name of entity
Consulting and service income for development contracts
Capital Award, Inc. ("CA")	$11,805,864	$-	$-	$-	$-	$11,805,864
Macau Eiji Company Limited ("MEIJI")	-	-	-	5,519,294	-	5,519,294
Sino Agro Food, Inc. ("SIAF")	-	-	-	-	2,435,412	2,435,412
	$11,805,864	$-	$-	$5,519,294	$2,435,412	$19,760,570

F - 27

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

United States of America

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States of America.and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon.

The Company appointed US tax professionals to assist in filing income tax returns for the years ended December 31, 2007 through December 31, 2012 in compliance with US Treasury Internal Revenue Code and we filed our Tax returns with the Internal Revenue Service (“ IRS”) of USA Government on June 2014.

At the same time, The Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements since SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP are exempt from EIT for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements since APWAM and MEIJI did not earn any assessable profits for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013.

Sweden

No Swedish Corporate income tax has been provided in the consolidated financial statements since SAFS incurred a tax loss for the three months ended September 30, 2014 and for the nine months ended September 30, 2014 and 2013.

No deferred tax assets and liabilities are of September 30, 2014 and December 31, 2013 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

F - 28

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES (CONTINUED)

Provision for income taxes is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

SIAF	$-	$-	$-	$-
SAFS	-	-	-	-
TRW	-	-	-	-
MEIJI and APWAM	-	-	-	-
JHST, JFD, JHMC, SJAP, QZH and HSA	-	-	-	-
	$-	$-	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the three months and the nine months ended September 30, 2014 and 2013. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

5.	CASH AND CASH EQUIVALENTS

	September 30, 2014	December 31, 2013

Cash and bank balances	$4,691,157	$1,327,274

6.	INVENTORIES

As of September 30, 2014, inventories are as follows:

	September 30, 2014	December 31, 2013

Sleepy cods, prawns, eels and marble goble	$4,935,062	$1,761,111
Bread grass	3,337,428	580,955
Beef cattle	5,850,305	1,951,962
Organic fertilizer	3,094,379	895,670
Forage for cattle and consumable	3,591,769	684,979
Raw materials for bread grass and organic fertilizer	13,411,046	855,493
Beef and mutton	2,213,890	-
Immature seeds	1,006,013	698,704
Harvested HU plantation	-	719,329
	$37,439,892	$8,148,203

F - 29

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS AND PREPAID EXPENSES

	September 30, 2014	December 31, 2013
Deposits for
- purchases of equipment	$4,372,776	$4,886,048
- acquisition of land use rights	7,826,508	7,826,508
- inventories purchases and miscellaneous#	7,693,099	9,771,383
- aquaculture contract	9,404,067	-
- building materials	877,598	1,281,935
- proprietary technologies	-	4,404,210
- construction in progress	23,021,316	23,021,316
Shares issued for employee compensation and overseas professional fee	2,415,099	100,308
	$55,610,463	$51,291,708

# Miscellaneous represents rental and utility deposits, and deposits for sundries purchases and sundries prepaid expenses.

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2014 and December 31, 2013. Bad debts written off for the three months ended and the nine months ended September 30, 2014 and 2013 are $0.

Aging analysis of accounts receivable is as follows:

	September 30, 2014	December 31, 2013

0 - 30 days	$64,914,582	$20,864,404
31 - 90 days	30,367,458	28,960,582
91 - 120 days	16,046,506	23,941,294
over 120 days and less than 1 year	11,445,335	8,291,662
over 1 year	-	-
	$122,773,881	$82,057,942

9.	OTHER RECEIVABLES

	September 30, 2014	December 31, 2013

Advanced to employees	$277,298	$109,278
Advanced to suppliers	7,552,844	3,673,493
Advanced to subcontractors and suppliers of new prawn project in Zhongshan	8,645,366	-
	$16,475,508	$3,782,771

Advanced to employees and suppliers are unsecured, interest free and repayable within two years.

F - 30

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	PLANT AND EQUIPMENT

	September 30, 2014	December 31, 2013
Plant and machinery	$5,344,326	$5,263,933
Structure and leasehold improvements	49,841,748	36,308,860
Mature seeds and herbage cultivation	9,234,439	6,294,372
Furniture and equipment	393,411	391,608
Motor vehicles	765,858	765,858
	65,579,782	49,024,631
Less: Accumulated depreciation	(4,305,620)	(2,537,573)
Net carrying amount	$61,274,162	$46,487,058

Depreciation expense was $636,774 and $356,737 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $1,768,047 and $995,408 for the nine months ended September 30, 2014 and 2013, respectively.

11.	CONSTRUCTION IN PROGRESS

	September 30, 2014	December 31, 2013
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$16,867,188	$22,761,164
- Organic fertilizer and bread grass production plant
and office building	18,009,803	8,600,187
- Oven room, road for production of dried flowers	276,288	-
- Rangeland for beef cattle and office building	30,690,295	26,054,582
- Fish pond	1,844,454	1,718,799
- Beef and seafood distribution center	1,400,609	-
	$69,088,637	$59,134,732

12.	LAND USE RIGHTS

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

F - 31

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	LAND USE RIGHTS (CONTINUED)

	September 30, 2014	December 31, 2013

Cost	$64,637,958	$65,192,615

Less: Accumulated amortization	(5,642,453)	(4,486,786)

Net carrying amount	$58,995,505	$60,705,829

	Expiry date	Location	Amount
Balance @1.1.2013			$58,630,950
Additions:
2013	2023	Enping city, Guangdong Province, the P.R.C.	489,904
2013		Land improvement cost incurred	3,914,275
Exchange difference			2,157,486
Balance @12.31.2013			$65,192,615
Exchange difference			(554,657)
Balance @9.30.2014			$64,637,958

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights was $395,633 and $405,361 for the three months ended September 30, 2014 and 2013, respectively. Amortization of land use rights was $1,155,667 and $1,173,698 for the nine months ended September 30, 2014 and 2013, respectively.

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

	September 30, 2014	December 31, 2013

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

F - 32

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On March 6, 2012, MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattle for $1,500,000. On October 1, 2013, SIAF was granted a license to exploit sleepy cod breeding technology license for to grow out sleepy cod for $2,270,968 for 50 years. SJAP booked bacterial cellulose technology license and related trademark for $2,119,075 and amortized expenditures for 25 years starting from January 1, 2014.

	September 30, 2014	December 31, 2013

Cost	$13,865,862	$13,896,168
Less: Accumulated amortization	(2,278,298)	(1,814,698)
Net carrying amount	$11,587,564	$12,081,470

Amortization of proprietary technologies was $166,775 and $87,802 for the three months ended September 30, 2014 and 2013, respectively. Amortization of proprietary technologies was $463,600 and $295,759 for the nine months ended September 30, 2014 and 2013, respectively. No impairment of proprietary technologies has been identified for the three months ended and for the nine months ended September 30, 2014 and 2013.

15.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Project
investee	engaged		September 30, 2014	December 31, 2013
A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center	*	1,032,914	1,032,914
B	Fish farm 2 Gao Qiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies ("SJVCs") engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of September 30, 2014, the percentages of equity stakes of SFJVCs A (trade and seafood centers), B ( fish farm 2 Gao Qiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are 31%, 23%, 56%, 29% and 35% respectively.

* The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

16.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. Up to September 30, 2014, the Company invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

F - 33

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	VARIABLE INTEREST ENTITY (CONTINUED)

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2014, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

Consequently Garwor and the Company agreed that the new board of directors of SJAP would consist of 3 members; 1 appointee from Garwor and 2 appointees from the Company, such that the Company now had a majority interest in the board of directors of SJAP. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s management appointed the chief financial officer of SJAP. As a result, the financial statements of SJAP were included in the consolidated financial statements of the Company. SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP owning 100% equity interest. Up to September 30, 2014, the SJAP’s total investment in QZH was $487,805. QZH is engaged in its business of the slaughter of cattle.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2014, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

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

Pursuant to an agreement dated August 1, 2006 between Infinity Environmental Group Limited (“Infinity”) and the Company, the Company was granted an A Power Technology License with the condition that the Company was required to pay the license fee covering 500 units of APM as performance payment to Infinity on or before July 31, 2008. This license allows the Company to develop service, manage and supply A Power Technology Farms in the P.R.C. using the A Power Technology, but subject to a condition that the Company is required to pay a license fee to Infinity once the Company has sold the license to its customer. Under the said license, the Company has the right to authorize developers and/or joint venture partners to develop A Power Technology Farms in the P.R.C. Infinity is a company incorporated in Australia. An impairment loss made for the three months ended and the nine months ended September 30, 2014 and 2013 are $0 and allowance for accumulated impairment losses has been recorded as of September 30, 2014 and December 31, 2013 are $1.

F - 34

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	OTHER PAYABLES

	September 30, 2014	December 31, 2013

Due to third parties	$8,258,819	$4,715,543
Promissory notes issued to third parties	512,751	3,625,000
Due to local government	2,406,143	2,428,243
	$11,177,713	$10,768,786

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

19.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	September 30, 2014	December 31, 2013

Costs	$19,505,718	$3,527,975
Estimated earnings	18,642,769	8,538,930
Less: Billings	(36,924,200)	(11,403,609)
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,224,287	$663,296

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	September 30, 2014	December 31, 2013

Billings	$33,739,935	$8,406,900
Less: Costs	(12,992,409)	(2,179,410)
Estimated earnings	(17,374,094)	(3,080,534)
Billing in excess of costs and estimated earnings on uncompleted contracts	$3,373,432	$3,146,956

(iii)	Overall

	September 30, 2014	December 31, 2013

Billings	$70,664,135	$19,810,509
Less: Costs	(32,498,127)	(5,707,385)
Estimated earnings	(36,016,863)	(11,619,464)
Billing in excess of costs and estimated earnings on uncompleted contracts	$2,149,145	$2,483,660

F - 35

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	SERIES F SHARES MANDATORY REDEMPTION PAYABLE

On August 13, 2014, the Company filed a Certificate of the Designations, Powers, Preferences and Rights of the Series F Non-Convertible Preferred Stock (the “Certificate”) to its Articles of Incorporation, with the Secretary of State of the State of Nevada, setting forth the terms of its Preferred Stock. On June 10, 2014, the Company amended and restated the Certificate to (i) postpone the payment date of the dividend thereunder to May 30, 2015, (ii) to delete a reference to the redemption or declaration of any cash dividend or distribution on any Junior Securities, and (iii) make certain minor corrections to the Certificate. No share of Series F Non-Convertible Preferred Stock was ever issued. The Company believes it to be in the best interests of its shareholders to delay the cash payment until such time as its financial position would enable it to make the payment without harming its ability to develop its business in accordance with management’s plans.

	September 30, 2014	December 31, 2013
Classified as current liabilities
Series F shares mandatory redemption payable	$3,146,063	$-

Classified as non-current liabilities
Series F shares mandatory redemption payable	-	3,146,063
	$3,146,063	$3,146,063

21.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

	Interest rate	Term	September 30, 2014		December 31, 2013
Agricultural Development	6%	August 30, 2013 - August 29, 2014
Bank of China		(August 30, 2012 - August 29, 2013)
Huangyuan County Branch,
Xining , Qinghai Province, the P.R.C.			$-	^*	$4,100,377	^*

Long term debts

Name of lender	Interest rate	Term	September 30, 2014		December 31, 2013
Gan Guo Village Committee	12.22%	June 2012 - June 2017
Bo Huang Town
Huangyuan County,
Xining City,
Qinghai Province, the P.R.C.			$178,774		$180,417

Agricultural Development	6.40%	January 3, 2014 - December 17, 2018
Bank of China
Huangyuan County Branch,
Xining , Qinghai Province, the P.R.C.			$2,437,836	^*#	-

			$2,616,610		$180,417

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^ personal and corporate guaranteed by third parties.

*secured by land use rights with net carrying amount of $500,712 (12.31.2013: $515,026).

#repayable $325,092, $650,184, $650,184 and $812,376 in 2015, 2016, 2017 and 2018, respectively.

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

Terms of the bonds are as follows:

Issue size:	$16,800,000
Number of units offered:	840 units
Number of units issued:	69 units
Principal value per unit:	$25,000 per unit
Net payable value /bond:	$20,000 per unit
Discounted value/bond:	$5,000 paid to bond holder
Maturity date:	2 years (September 30, 2015)
Participating interest:	5% per annum
Effective yield:	11.80% per annum

	September 30, 2014	December 31, 2013
Classified as current liabilities
5% Participating zero coupon bonds repayable on September 30, 2015	$1,725,000	$-

Classified as non-current liabilities
5 % Participating zero coupon bonds repayable on September 30, 2015	-	1,725,000
	$1,725,000	$1,725,000

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $50,000 and $50,000 for the three months ended September 30, 2014 and 2013 and $150,000 and $50,000 for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, the deferred compensation balance was $150,000 and the deferred compensation balance of $150,000 was to be amortized over 9 months beginning on October 1, 2014.

F - 37

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	CONVERTIBLE NOTE PAYABLE

On August 29, 2014, the Company completed the closing of a private placement financing transaction with an accredited investor, which purchased a 10.5% Convertible Note (the “Note”) in the aggregate principal amount of up to $33,300,000. The Company received the initial advance of $6,982,667. The Company shall offer investor a discount equal to 25% of the amount of the principal advanced by the investor.

Interest on the note shall accrue on the outstanding principal balance of this Note from August 29, 2014. Interest shall be payable quarterly on the last day of each of March, June, September and December commencing September 30, 2014. provided, however, that note holder may elect to require the Company to issue to the note holder a promissory note in lieu of cash in satisfaction of any interest due and payable at such time. Any interest payment note shall be subject to the same terms as the note. The note has a maturity date of February 28, 2020.

The note is convertible, at the discretion of the note holder, into shares of the Company’s common stock (i) at any time following an Event of Default, or (ii) for a period of thirty (30) calendar days following October 31, 2015 and each anniversary thereof, at an initial conversion price per share of $1.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the note. As long as the note is outstanding, the Investor shall have a right of first refusal, exercisable for thirty (30) calendar days after notice to the note holder, to purchase securities proposed to be offered and sold by the Company.

	September 30, 2014	December 31, 2013

10.5% convertible note of maturity date February 20, 2020	$6,982,667	$-

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of promissory note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt discount amortization as of September 30, 2014 was $18,758.

As of December 31, 2013, there was $0 principal outstanding and accrued interest in the amount of $0 that was owed under the terms of the promissory notes.

As of September 30, 2014, there was $6,982,667 principal outstanding and accrued interest in the amount of $61,098 that was owed under the terms of the promissory notes.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believe the Company is in material compliance with the terms of the convertible note agreement.

The Company calculated professional service compensation of $1,500,000 in respect of convertible note issue, and recognized $0, $0, $0 and $0 for the three months ended and the nine month ended September 30, 2014 and 2013. As of September 30, 2014, the deferred compensation balance was $1,500,000 and the deferred compensation balance of $1,500,000 was to be amortized over 12 months beginning on October 1, 2014.

F - 38

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	SHAREHOLDERS’ EQUITY

The Company’s share capital as of September 30, 2014 and December 31, 2013 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as at that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively

The Series B convertible preferred stock:

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

There were 7,000,000 shares of Series B convertible preferred stock issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

The Series F Non-Convertible preferred stock:

On August 1, 2012, the Company designated 1,000,000 shares of Series F Non-Convertible Preferred Stock with a par value per share of $0.001.

As originally filed, the certificate of designation of the Series F Non-Convertible Preferred Stock stated that:

(i)	it is not redeemable;

(ii)

except for (iv), with respect to dividend rights, rights on liquidation, winding up and dissolution, it shall rank junior and subordinate to (a) all classes of Common Stock, (b) all other classes of Preferred Stock and (c) any class or series of capital securities of the Company.

(iii)	except for (iv), it shall not entitled to receive any dividend; and

(iv)	on May 30, 2014, the holders of record of shares of Series F Non-Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share for every 100 shares of Common Stock. Upon redemption, the Record Holder shall no longer own any shares of Series F that have been redeemed, and all such redeemed shares shall disappear and no longer exist on the books and records of the Company; redeemed shares of Series F which no longer exist upon redemption shall thereafter be counted toward the authorized but unissued “blank check” preferred stock of the Company.

F - 39

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	SHAREHOLDERS’ EQUITY (CONTINUED)

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The transfer agent of the Company recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. But, the Company did not issue physical shares and only issued coupons to notify respective shareholders on that date. The figure 924,180 was based on numbers of shares of Common Stock as of September 28, 2012 of 91,931,287 shares, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with decimal number of shares being rounded up to one. The recipients of the coupons were originally entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014, which date was subsequently postponed to May 30, 2015 (the “Coupon Redemption Date”). Upon the Coupon Redemption Date, holders of the coupon shall be entitled to a lump sum cash payment directly from the Company equal to $3.40 for every coupon then held (the “Redemption”). Upon proper Redemption, the Series F Preferred Stock shall terminate and thereafter cease to exist.

As a result, the issued and outstanding shares of Series F Non-Convertible Preferred Stock as of September 30, 2014 and December 31, 2013 is 0.

Common Stock:

On December 5, 2012, the Company obtained stockholders consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, par value $0.001 per share (the “Common Stock”), from 100,000,000 to 130,000,000. The board of directors believes that the increase in our authorized Common Stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

On March 28, 2013, the Company filed a registration statement related to a public offering of Common Stock of the Company for maximum aggregate gross proceeds of $26,250,000 within a period not to exceed 180 days from the date of this registration statement. No Common stock was offered to the public under this registration statement.

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

During the three months ended September 30, 2014, the Company issued (i) 5,930,179 shares of common stock for $2,431,374 at values ranging from $0.40 to $0.41 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $11,885 and $160,997 has been credited to consolidated statements of income as other income for the three months ended September 30, 2014 and 2013, respectively; and (ii) 2,000,000 shares of common stock valued to professionals at fair value of $0.75 per share for $1,500,000 for service compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance ranging from $0.75 per share.

F - 40

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	SHAREHOLDERS’ EQUITY (CONTINUED)

During the nine months ended September 30, 2014, the Company issued (i) 20,142,617 shares of common stock for $12,006,374 at values ranging from $0.40 to $0.55 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $253,278 and $1,212,010 has been credited to consolidated statements of income as other income for the nine months ended September 30, 2014 and 2013, respectively; (ii) 1,292,620 shares of common stock valued to employees at fair value of $0.43 per share for $555,827 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.43 per share; and (iii) 3,160,764 shares of common stock valued to professionals at fair value ranging from $0.40 to $0.75 per share for $1,964,306 for service compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance ranging from $0.40 to $0.75 per share.

The Company has common stock of 168,128,223 and 137,602,043 shares issued and 167,128,223 and 137,602,043 outstanding as of September 30, 2014 and December 31, 2013, respectively.

25.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $634 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2017; (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $12,733, its lease expiring on July 8, 2016; and (iii) 1,555 square feet of staff quarters in Linli District, Hunan Province, P.R.C. for a monthly rent of $163, its lease expiring on May 1, 2016.

Lease expense was $40,591 and $38,002 for the three months ended September 30, 2014 and 2013, respectively. Lease expense was $118,709 and $114,006 for the nine months ended September 30, 2014 and 2013, respectively. The future minimum lease payments as of September 30, 2014, are as follows:

$

Year ended December 31, 2014	40,591
Year ended December 31, 2015	162,364
Thereafter	86,561
289,516

26.	STOCK BASED COMPENSATION

On July 2, 2013, the Company issued employees a total of 297,209 shares of common stock valued at fair value of range from $0.45 per share for services rendered to the Company. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $0.45 per share.

On April 25, 2014, the Company issued employees a total of 1,292,620 shares of common stock valued at fair value of range from $0.43 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $0.43 per share.

On June 16, 2014, the Company issued professionals a total of 1,160,764 shares of common stock valued at fair value of range from $0.40 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $0.40 per share.

On September 16, 2014, the Company issued professionals a total of 2,000,000 shares of common stock valued at fair value of range from $0.75 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $0.75 per share.

The Company calculated stock based compensation of $2,653,876 and $405,544, and recognized $288,469, and $90,600, $355,341 and $271,800 for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, the deferred compensation balance for staff was $765,009 and was to be amortized over 9 months beginning on October 30, 2014 and the deferred compensation balance for professional services was $1,500,000 and was to be amortized over 12 months beginning on October 30, 2014.

F - 41

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	CONTINGENCIES

As of September 30, 2014 and December 31, 2013, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or cash flows.

28.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $33,693 and $160,997 has been credited to consolidated statements of income as other income for the three months ended September 30, 2014 and 2013, respectively. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $275,086 and $1,212,010 has been credited to consolidated statements of income as other income for the nine months ended September 30, 2014 and 2013, respectively.

	Three months ended	Three months ended
	September 30, 2014	September 30, 2013

Total amounts of debts to be settled	2,431,374	3,327,000
Less: Aggregate market fair value of 5,930,179 (2013: 8,092,730) shares of common stock in exchange of the above debts for debts extinguishment	(2,397,681)	(3,166,003)
Gain on extinguishment of debts	33,693	160,997

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013

Total amounts of debts to be settled	12,006,374	13,782,651
Less: Aggregate market fair value of 20,142,617 (2013: 28,261,707) shares of common stock in exchange of the above debts for debts extinguishment	(11,731,288)	(12,570,641)
Gain on extinguishment of debts	275,086	1,212,010

29.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the nine months ended September 30, 2014 and 2013, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $4,244,519 and $1,793,768 as of September 30, 2014 and December 31, 2013, respectively. The amounts are unsecured, interest free and have no fixed term of repayment.

F - 42

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30.	EARNINGS PER SHARE

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

	Three months ended September 30, 2014	Three months ended September 30, 2013
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$24,501,862	$18,752,774
Basic earnings per share	$0.15	$0.15

Basic weighted average shares outstanding	163,046,209	122,057,655

	Three months ended September 30,2014	Three months ended September 30, 2013

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$24,501,862	$18,752,774
Diluted earnings per share	$0.14	$0.15

Basic weighted average shares outstanding	163,046,209	122,057,655
Add: weight average Series B Convertible preferred shares outstanding	7,000,000	7,,000,000
Add: weight average Convertible note outstanding	-	-
Diluted weighted average shares outstanding	170,046,209	129,057,655

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$68,376,819	$49,462,486
Basic earnings per share	$0.45	$0.43

Basic weighted average shares outstanding	153,109,854	115,580,104

F - 43

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30,2014	Nine months ended September 30,2013

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$68,376,819	$49,462,486
Diluted earnings per share	$0.43	$0.40

Basic weighted average shares outstanding	153,109,854	115,580,104
Add: weight average Series B Convertible preferred shares outstanding	7,000,000	7,945,055
Add: weight average Convertible note outstanding	-	-
Diluted weighted average shares outstanding	160,109,854	123,525,159

For the nine months ended September 30, 2014 and 2013, full dilution effect of convertible note of $6,982,667 (12.31.2013: $0), was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted to exercise shares before October 1, 2015 under terms of convertible note agreement.

31.	SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the board of directors and the holders of a majority of the voting power of our stockholders approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 170,000,000 to 225,000,000.

F - 44

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

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under six (6) business divisions or units on a standalone basis, namely:

1)	Fishery Division;
2)	Plantation Division;
3)	Beef Division;
4)	Cattle Farm Division;
5)	Organic Fertilizer Division; and
6)	Corporate & Others Division

A summary of each business division is described below:

●	Fishery Division refers to the operations of Capital Award Inc. (sometimes referred to as “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

(B). Seafood Sales

Capital Award generates revenue as the sole marketing, sales and distribution agent for the fish and prawn farms developed by Capital Award in China as follows:

(1)   Sales to Sino Foreign Joint Venture Companies (“SFJVC”) and sales derived from the SFJVC (currently, only the JFD subsidiary is a SFJVC) are being consolidated into Tri-way Industries Ltd. (Hong Kong) (“TRW”) as one entity.

(2)   Sales to and sales derived from un-incorporated companies (covering EBAPCD and ZSAPP) are accounted for independently as follows:

CA and EBAPCD: (a) CA purchases prawn fingerling and feed stocks from third party suppliers and resells them to EBAPCD at variable small profit margins and (b) CA purchases matured prawns from EBAPCD and sells them to third parties (wholesale markets)

CA and ZSAPP: (a) CA earns commission from the sale of prawn fingerlings that are sold by ZSAPP to third parties, and in this respect ZSAPP produces its own prawn fingerlings as compared to CA purchasing them for EBAPCD, as described above, and (b) CA purchases matured prawns from ZSAPP and sells to third parties (wholesale markets)

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

●	Cattle Farm Division refers to the operations of Cattle farm (1) under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where Cattle are sold live to third party live-stock wholesalers who are selling them mainly in Guangzhou and Beijing live-stock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (i.e. Cattle Farm 2) or related projects.

●

Organic Fertilizer Division refers to (i) the operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive (a): Cattle that are not being slaughtered in our own slaughterhouse operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party live-stock wholesalers and (b): Cattle that are sold to QZH and being slaughtered and de-boned and packed by QZH; and the sales of meats de-boned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. (ii) The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer. Also QZH is a fully owned subsidiary of SJAP as such financial statements of these three companies (SJAP, QZH and HSA) are being consolidated into APWAM as one entity.

●	Corporate &Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for three months ended September 30, 2014 compared to the three months ended September 30, 2013.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended	Difference	Note
	September 30, 2014	September 30, 2013
Revenue	107,220,059	70,707,697	36,512,362	1
Consulting, services, commission and management fee	25,048,644	9,040,422	16,008,222	1.1
Sale of goods	82,171,415	61,667,275	20,504,140	1.2
Cost of goods sold and services	72,723,395	44,584,572	28,138,823	2
Consulting, services, commission and management fee	13,601,869	3,269,035	10,332,834	2.1
Sale of goods	59,121,526	41,315,537	17,805,989	2.2
Gross Profit	34,496,664	26,123,125	8,373,539	3
Consulting, services, commission and management fee	11,446,775	5,771,387	5,675,388	3.1
Sale of goods	23,049,889	20,351,738	2,698,151	3.2
Other income (expenses)	(17,599)	259,366	(276,965)
General and administrative expenses	(3,681,580)	(2,026,989)	(1,654,591)	4
Net income	30,884,556	24,355,502	6,529,054
EBITDA	32,347,402	25,491,778	6,855,624
Depreciation and amortization (D&A)	(1,199,182)	(849,900)	(349,282)	5
EBIT	31,148,220	24,641,878	6,506,342
Net Interest	(263,664)	(286,376)	22,712
Tax	-	-	-
Net Income	30,884,556	24,355,502	6,529,054
Non - controlling interest	(6,382,694)	(5,602,728)	(779,966)	7
Net income to SIAF and subsidiaries	24,501,862	18,752,774	5,749,088
Weighted average number of shares outstanding
- Basic	163,046,209	122,057,655	40,988,554
- Diluted	170,046,209	129,057,655	40,988,554
Earnings Per Share (EPS)				8
- Basic	0.15	0.15	-
- Diluted	0.14	0.15	-0.01

This Part A discusses and analyzes certain items (marked with notes) that we believe assist stakeholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Notes to Table A.1’s 1, 2 & 3:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

●	The Company’s revenues were generated from (A) Sale of Goods and (B) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, management and technology.

Table (A.2). Below shows segmental break-down figures of Sales, Cost of Goods Sold, and Gross Profits for the three months ended September 30, 2014 (Q3 2014) and the three months ended September 30, 2013 (Q3 2013).

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2014Q3	2013Q3	2014Q3	2013Q3	2014Q3	2013Q3

SJAP	Sales of live cattle	17,599,116	8,164,934	12,572,988	6,112,264	5,026,129	2,052,670
	Sales of feedstock
	Bulk Livestock feed	1,101,471	2,835,561	528,982	1,235,016	572,488	1,600,545
	Concentrate livestock feed	3,095,750	3,490,520	1,957,093	2,195,694	1,138,656	1,294,826
	Sales of fertilizer	440,588	2,839,360	211,593	1,354,353	228,995	1,485,007
	SJAP Total	22,236,925	17,330,375	15,270,656	10,897,327	6,966,269	6,433,048
	* QZH’s (Slaughter & Deboning operation)	341,336	-	192,938	-	148,398	-
	** QZH's (Deboning operation)
	on cattle & Lamb locally supplied	3,595,291	-	2,376,128	-	1,219,163	-
	on imported beef and mutton	1,732,423	-	950,900	-	781,523	-
	QZH Total	5,669,050	-	3,519,966	-	2,149,084	-
HSA	Sales of Organic fertilizer	1,095,621	2,187,164	813,487	1,410,019	282,134	777,145
	Sales of Organic Mixed Fertilizer	4,698,541	917,414	3,885,054	527,841	813,487	389,573
	HSA Total	5,794,162	3,104,578	4,698,541	1,937,860	1,095,621	1,166,718
	SJAP's & HSA/Organic fertilizer total	33,700,137	20,434,953	23,489,163	12,835,187	10,210,974	7,599,766
JHST	Sales of Fresh HU Flowers	460,176	1,096,411	149,494.47	387,663	310,682	708,748
	Sales of Dried HU Flowers	4,237,312	9,278,549	1,183,295	4,385,131	3,054,017	4,893,418
	Sales of Dried Immortal vegetables	1,116,179	-	371,951	-	744,227	-
	Sales of Other Value added products	-	160,000	-	60,000	-	100,000
	JHST/Plantation Total	5,813,667	10,534,960	1,704,741	4,832,794	4,108,926	5,702,166
CA	Sales of
	Fish (Sleepy cods)	1,533,699	10,014,364	1,200,856	8,467,372	332,843	1,546,992
	Eels	14,406,907	8,406,475	9,035,340	4,581,674	5,371,568	3,824,801
	Prawns	6,790,885	1,177,443	5,699,673	1,159,135	1,091,213	18,308
	CA/ Fishery total	22,731,491	19,598,282	15,935,868	14,208,181	6,795,623	5,390,101
MEIJI
	Sale of Live cattle (Aromatic)	6,814,990	4,639,397	6,443,072	3,974,942	371,918	664,455
	MEIJI / Cattle farm Total	6,814,990	4,639,397	6,443,072	3,974,942	371,918	664,455
SIAF
	Sales of goods through trading/import/export activities
	on seafood	11,757,113	6,459,683	10,632,839	5,464,433	1,124,274	995,250
	on imported beef and mutton	1,354,017	-	915,843	-	438,174	-
	SIAF/ Others & Corporate total	13,111,130	6,459,683	11,548,682	5,464,433	1,562,448	995,250

Group Total		82,171,415	61,667,275	59,121,526	41,315,537	23,049,889	20,351,738

Table (A.3) below shows the percentage of gross profit the three months ended September 30, 2014 and the three months ended September 30, 2013.

Revenues (sale of goods))

Group’s revenues generated from sale of goods increased by $20,504,140 or 33% from $61,667,275 for Q3 2013 to $82,171,415 for Q3 2014. The increase was primarily due to increase of revenues from fishery, organic fertilizer, cattle farms and corporate sectors collectively.

Fishery: Revenue from fishery increased by $3,133,209 or 16% from $19,598,282 for Q3 2013 to $22,731,491 for Q3 2014. The increase in fishery was primarily due to our increase in productivities and in term increasing the sale of eels and prawns.

Plantation: Revenue from our plantation decreased by $4,721,293 or 45% from $10,534,960 for Q32013 to $5,813,667 for Q3 2014. The decrease was primarily due to this year’s wet season affecting the yields of the regional growers who we collected flowers from in past that we did not buy any fresh flowers from them for drying this quarter thus in term lowering our overall sales of dried flowers.

Organic fertilizer: Revenue from organic fertilizer increased by $13,265,184 or 65% from $20,434,953 for Q3 2013 to $33,700,137 for Q3 2014.The increase was primarily due to the increase of SJAP’s sales of live cattle, HSA’s increase of sales of fertilize and QZH’s increase of sale from slaughter and deboning operation. More details and information are presented in a subsequent section.

Cattle farm: Revenue from cattle farm increased by $2,175,593 or 47% from $4,639,397 for Q3 2013 to $6,814,990 for Q3 2014. The increase was primarily due to the combination of increase of cattle being grown in the farm and increase of number of cattle being fattened by sub-contracted growers. More details and information are presented in a subsequent section.

Corporate: Revenue from the corporate increased by $6,651,447 or 103% from $6,459,683 to $13,111,130 for Q3 2014. The increase was primarily due to more imported seafood being marketed. More details and information are presented in a subsequent section.

Cost of Goods Sold

Cost of goods sold increased by $17,805,989 or 43% from $41,315,537 for Q3 2013 to $59,121,526 for Q3 2014. The increase was primarily due to increase of cost of goods sold from fishery, organic fertilizer, cattle farms and corporate sectors collectively.

Fishery: Cost of goods sold from fishery increased by $1,727,687 or 12% from $14,208,181 for Q3 2013 to $15,935,868 for Q3 2014.The increase in cost of goods from fishery was primarily due to the increase in productivities and in term cost of production of eels and prawns.

Plantation: Cost of goods sold from plantation decreased by $3,128,053 or 65% from $4,832,794 for Q3 2013 to $1,704,741 for Q3 2014. The decrease was primarily due to the fact that there were no dried flowers processed from fresh flowers brought from and supplied by other regional growers due to short supply caused by the wet-season. More details and information are presented in a subsequent section.

Organic fertilizer: Cost of goods sold from organic fertilizer increased by $10,653,976 or 83% from $12,835,187 for Q3 2013 to $23,489,163 for Q3 2014. The corresponding increase was primarily due to the increase of cost of production in SJAP’s increase of productivities of live cattle, HSA’s increased productivities of fertilizer and QZH’s increase of cost of sales from slaughter and deboning operations.

Cattle farm: Cost of goods sold from cattle farm increased by $2,468,130 or 62% from $3,974,942 for Q3 2013 to $6,443,072 for Q3 2014. The increase was primarily due to the increase of sales of fattened cattle from sub-contracted growers (i.e. trading of cattle). More details and information are presented in a subsequent section.

Corporate: Cost of goods sold from corporate increased by $6,084,249 or 111% from $5,464,433 for Q3 2013 to $11,548,682 for Q3 2014. The increase was primarily due the corresponding increase of sales.

Note (3): Gross Profit (sale of goods)

Gross profit generated from goods sold increased by $2,698,151 or 13% from $20,351,738 for Q3 2013 to $23,049,889 for Q3 2014. The increase was primarily due to increase of gross profit from organic fertilizer by $2,611,208. Gross profit from organic fertilizer of $10,210,974 (Q3 2013: $7,599,766 attributed to 44% (Q3 2013: 37%) of total gross profit of $23,049,888 (Q3 2013: $20,351,738.).

Fishery: Gross profit from fishery increased by $1,405,522 or 26% from $5,390,101 for Q3 2013 to $6,795,623 for Q3 2014. Gross profit derived from sale of eels and prawns were $5,371,568 and $1,091,213 respectively in Q3 2014 compared to $3,824,801 and $18,308 respectively in Q3 2013.

Plantation: Gross profit from our plantation decreased by $1,593,240 from $5,702,166 for the three months ended Sept. 30,2013 to $4,108,926 for the three months ended Sept. 302014. The decrease was primarily due to this year’s wet season affecting the yields of the regional growers who we collected flowers from in past that we didn’t buy any fresh flowers from them for drying this quarter thus in term lowering our overall sales of dried flowers.

Organic fertilizer: Gross profit from organic fertilizer increased by $2,611,208 or 34% from $7,599,766 for Q3 2013 to $10,210,974 for Q3 2014. The increase was primarily due to the increase of SJAP’s sales of live cattle, HSA’s increase of sales of fertilizer QZH’s increase of gross profit from slaughter and deboning operations.

Cattle farm: Gross profit from cattle decreased by $292,537 from $664,455 for Q3 2013 to $371,918 for Q3 2014. The decrease was primarily due to the increase of trading of cattle from contracted growers at Changchun Village committee were at lower margin compared to the cattle grown by own farms.

Corporate: Gross profit from the corporate increased by $567,198 or 57% from $995,250 for Q3 2013 to $1,562,448 for Q3 2014. The increase was primarily due to the more category of seafood being marketed in Q3 2014 and the overall cost saving on air-flights charges, packaging materials and lower mortality of live seafood upon arrival of sales destinations. More details and information are presented in a subsequent section.

Table A.4. : (below) shows the itemized sales of goods and related cost of sales in quantity and unit price for the three months ended September 30, 2014 (Q3 2014) and the three months ended September 30, 2013 (Q3 2013).

	Description of items		2014Q3	2013Q3
	Cattle Operation				Difference
	Production and Sales of live cattle	Head	4,777	2,600	2,177	A.4.1
	Average Unit sales price	$/head	3,684	3,140	544
	Unit cost price	$/head	2,632	2,351	281
	Production and sales of feedstock				-
	Bulk Livestock feed	MT	6,048	18,162	-12,114	A.4.2
	Average Unit sales price	$/MT	182	156	26
	Unit cost price	$/MT	87	68	19
	Concentrated livestock feed	MT	7,625	8,429	-804	A.4.3
	Average Unit sales price	$/MT	406	414	-8
	Unit cost price	$/MT	257	260	-4
	Production and sales of fertilizer	MT	2,348	16,366	-14,018	A.4.4
	Average unit sales price	$/MT	188	173	14
	Unit cost price	$/MT	90	83	7
* QZH (Slaughter & De-boning operation)
	Slaughter operation
	Slaughter of cattle	Head	845			A.4.5
	Service fee	$/Head	8
	Sales of associated products	Pieces	999
	Average Unit sales price	$/Piece	335
	Unit cost price	$/Piece	193
	De-boning & Packaging activities					A. 4.6.
	From Cattle supplied locally
	De-boned Meats	MT	286
	Average Unit sales price	$/MT	12,591
	Unit cost price	$/MT	8,321
	From imported beef	MT	84
	Average Unit sales price	$/MT	8,722
	Unit cost price	$/MT	4,610
	From imported lamb	MT	121
	Average of sales price	$/MT	8,263
	Average of cost price	$/MT	4,659
HSA	Fertilizer and Cattle operation				-	A. 4.7.
	Organic Fertilizer	MT	4,080	6,378	-2,298
	Average Unit sales price	$/MT	264	343	-79
	Unit cost price	$/MT	198	221	-23
	Organic Mixed Fertilizer	MT	10,383	2,200	8,183	A. 4.8.
	Average Unit sales price	$/MT	453	417	36
	Unit cost price	$/MT	374	240	134
	Retailing packed fertilizer (for super market sales)	MT	20	-	20	A. 4.8.a
	Average Unit sales price	$/MT	927	-	927
	Unit cost price	$/MT	343	-	343

	Description of items		2014Q3	2013Q3
JHST	Plantation of HU Flowers and Immortal vegetables
	Fresh HU Flowers	Pieces	3,045,250	7,309,407	-4,264,157	A.4.9
	Average Unit sales price	$/Pieces	0.15	0.15	0.00
	Unit cost price	$/Pieces	0.05	0.05	-
	Dried HU Flowers	MT	307	757	-450	A.4.10
	Average Unit sales price	$/MT	13,802	12,257	1,545
	Unit cost price	$/MT	3,854	5,793	-1,938
	Dried Immortal vegetables	MT	15		15	A.4.11
	Average Unit sales price	$/MT	74,412		74,412
	Unit cost price	$/MT	24,797		24,797
	Other Value added products	Pieces	-	20,000.00	-20,000	A.4.12
	Average Unit sales price	$/Pieces	-	8	-8
	Unit cost prices	$/Pieces	-	3	-3
CA	Production and sale (inclusive of contracted farms) of live
	Fish (Sleepy cods)	MT	98	629	-531	A.4.13
	Average Unit sales price	$/MT	15,650	15,921	-271
	Unit cost prices	$/MT	12,254	13,462	-1,208
	Eels	MT	577	446	131	A.4.14
	Average Unit sales price	$/MT	24,958	18,850	6,108
	Unit cost price	$/MT	15,652	10,274	5,379
	Prawns	MT	483	112	371	A.4.15
	Average Unit sales price	$/MT	14,060	10,513	3,547
	Unit cost price	$/MT	11,801	10,349	1,451
MEIJI	Production and sale of Live cattle (Aromatic)	Head	2,846	1,500	1,346	A.4.16
	Average Unit sales price	$/head	2,395	3,093	-698
	Unit cost prices	$/head	2,264	2,650	-386
SIAF	Seafood trading from imports
	Mixed seafood	MT	728	450	278	A.4.17
	Average of sales price	$/MT	16,150	14,355	1,795
	Average of cost prices	$/MT	14,606	12,143	2,462
	Beef & Lambs trading from imports	MT	206	-
	Average of sales price	$/MT	6,573	-
	Average of cost price	$/MT	4,446

Notes to Table A.4.

A.4.1: There were 4,777 head of live cattle at an average weight of 727 Kg / head sold in Q3 2014 compared to 2,600 head at an average weight of 650 Kg / head sold in Q3 2013 representing an increase of 2,177 head as SJAP increases its number of cooperative farms from 2013’s 10 to its present number of 22. Unit sales prices of live cattle as an average has increased marginally from RMB29.5 / Kg (or $4.80 / Kg) in Q3 2013 to RMB31 / Kg (or $5.04 / Kg) in Q3 2014.

A.4.2: The decrease in sales of the Bulk livestock feed by 12,114 MT between Q3 2013’s 18,162 MT and Q3 2014’s 6,048 MT was due primarily to the decrease of external sales of Bulk livestock feed to non-cooperative regional farmers due mainly the good season of the Quarter, most of the non-cooperative farmers have plenty of feed.

A.4.3: The decrease in sales of the concentrated livestock feed by 804 MT between Q3 2013’s 8,429 MT and Q3 2014’s 7,625 MT was due primarily to the decrease of external sales to non-cooperative farmers for the similar reason explained above.

A.4.4: The decrease of sales in SJAP’s fertilizer was by 14,108 MT between Q3 2014’s 2,348 MT and Q3 2013’s 16,366 MT due mainly to the fact that SJAP is no longer needed to supply HSA with fertilizer because HSA has established and been operating its second fertilizer process plant in the Quarter.

A.4.5: Qinghai Zhong He Meat Products Co., Limited (QZH) is the fully owned subsidiary of SJAP formed early in the year to operate the Slaughterhouse and De-boning operational division of SJAP. During the quarter, it has slaughtered 845 head of cattle supplied by SJAP’s farm and external non-cooperative farmers collectively, part of which were de-boned, packed and sold (285 MT) of meat at an average price of RMB 77 / Kg (or $12.52 / Kg) with average cost at RMB51 / Kg (or $8.3 / Kg). Relatively, this shows that our locally produced beef are selling and costing at higher prices than the imported beef (see below A.4.6).However, the fact is that the local China domestic markets are willing to pay higher prices for local produced beef. Tesco sales are the evidence of that, as we are selling more SJAP produced beef than imported beef.

A.4.6: Also during the quarter, there were 84 MT of quarter- cut beef imported from Australia that were deboned, packed and sold at an average of RMB54 / Kg (or $8.8 / Kg) with cost at an average of RMB28.65 / Kg (or $4.66 / Kg) excluding import duties, tax and affiliated cost that was averaging 30% of cost, making total cost at RMB 37.25 / Kg (or $6.06 / Kg). At the same time, there were 121 MT of imported Mutton being packed, deboned and sold during the Quarter at an average of RMB50 / Kg (or $ 8.13 / Kg) at CIF cost of RMB28.65 / Kg (or $4.66 / Kg) plus import duties, taxes and associated charges at RMB 8.6 / Kg (or $1.4 / Kg) yielding gross profit margin at 25.5%, on average. Nevertheless, prices of the imported beef and lamb are more accepted by the catering traders and the wholesalers compared to the domestic retail market’s preference for SJAP’s local produced beef.

A.4.7/8: HSA increased its total sales of fertilizer by 5,885 MT to 14,463 in Q3 2014 compared to the 8,578 MT in Q3 2013.That is a growth of 68.6% having completed and operating its second production and fermentation plants and facilities during the quarter. Sales prices of the Mixed Organic Fertilizer increased marginally by 8.6% whereas related cost of production increased by over 55.8% mainly due to the raw material used to manufacture this fertilizer having been changed mainly to chicken manure that costs much higher than sheep manure, but more effective when the fertilizer is applied in the lakes increasing the growth of microorganisms at each depth level of the water thus providing better growth rates for the fish growing in the lakes.

A.4.9, 10, 11, 12: This season, the Guangdong district experienced a very wet season from April to August with constant rain falling practically every day that affected and delayed the growing of HU Flowers and immortal vegetables. As a result, most of the regional growers could not supply fresh flowers to us during the quarter, and, as such, most of the quarterly sales were from our own farm resulting from our earlier year’s preparation and work to improve the plantation, JHST harvested just under 20 million pieces of flowers and sold over 307 MT of dried HU flowers at an average price of $13,802 / MT. No further harvest is expected during the 4th quarter like in the previous year after having been affected by the wet-season.

JHST dried and sold over 15 MT of Immortal Vegetables during the Quarter harvested from 70 Mu of plantation at prices same as in last quarter. JHST intends to further develop more land to grow more Immortal Vegetable with the coming Quarter to build up total cultivated area to 100 Mu from its existing 70 Mu.

A.4.13, 14, 15: This Quarter we sold many larger eels at an average of over 2.8 Kg / eel to Q2 2014’s average of 1.3 Kg / eel enhancing better sales price averaging at RMB150 / Kg to Q2 2014’s RMB116 / Kg for smaller eels. (In this respect sales of eels were generated collectively from our own FF(1), unincorporated PF(2) & FF(2) and few other sub-contracted growers).

Whereas, total prawn sales were generated from our FF(1), and unincorporated PF(1), PF(2) and other sub-contracted growers collectively. Effective Gross Profit margin in our own farms and unincorporated farms for eel production is at an average of 60% and for prawns production the margin is being kept at above 75% but varies from other sub-contracted growers. (See more details in later sections)

A.4.16: MEIJI’s sales revenue consists of the combination of trading of cattle from sub-contracted growers and the consolidated revenue from CF1. Since the gross profit margin on trading is low, the overall GP% of MEIJI is reduced, and in this respect, CF1and CF2 are achieving an average above 15% on its cattle rearing operation, which is lower than Q2 2014’s 20% due to the growth rate and the number of Southern Yellow cattle grown this Quarter were lower than the Simmental cattle grown in earlier Quarters.

A.4.17: The Corporate sector’s imported Sales increased from more varieties of seafood being imported from Madagascar in coordination with more markets being developed during the quarter. At the same time, sales are being developed for imported beef and lamb from Australia creating additional revenues. Both items are maintaining Gross Profit margins at an average of 11%.

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fee for three months ended September 30,2014 (Q2 2014) and the three months ended September 30, 2013(Q2 2013).

	2014Q3	2013Q3	Difference	Description of work
Sales Revenues (Consulting and Services)

CA	24,598,641	6,939,405	17,659,236	Primarily on the Zhongshan new prawn project
SIAF	-	1,934,460	-1,934,460	Restaurant (4,5 & 6) and renovation of Restaurant (1 & 2)
Group Total Revenues	24,598,641	8,873,865	15,724,776
Cost of sales			-
CA	13,601,869	2,703,461	10,898,408
SIAF		565,574	-565,574
Group Total Cost of sales	13,601,869	3,269,035	10,332,834
Gross Profit			-
CA	10,996,772	4,235,944	6,760,828
SIAF	-	1,368,886	-1,368,886
Group Total Gross Profit	10,996,772	5,604,830	5,391,942

Revenues: (consulting, service, commission and management fee)

Revenues increased by $15,724,776 or 177% from $8,873,865 for Q3 2013 to $24,598,641 for Q3 2014. The increase was primarily due to an increase in revenue from the construction and development work done on the New Zhongshan Prawn project of $24,598,641, which contributed 100% of the total increase of revenue of $24,598,641.

CA (Fishery): Revenue from fishery increased by $15,724,776 or 177% from $8,873,865 for Q 32013 to $24,598,641 for Q3 2014.

SIAF (Corporate): Revenue from corporate decreased by $1,934,460 or 100% from $1,934,460 for Q3 2013 to $0 for Q3 2014. The reason for the decrease is because the slow work in progress for the construction of restaurant related work during the quarter.

Cost of services (consulting, service, commission and management fee)

Cost of services for consulting, service, commission and management fee increased by $10,332,834 or 316% from $3,269,035 for Q3 2013 to $13 601,869 for Q3 2014.

CA (Fishery): Cost of services from fishery increased by $10,898,408 or 403% from $2,703,461 for Q3 2013 to $13 601,869 for Q3 2014.

SIAF (Corporate): Cost of services from corporate decreased by $565,574 or 100 % from $565,574 for Q3 2013 to $0 for Q3 2014. The reason for the decrease is because the slow progress for the construction of restaurant related work during the quarter.

Gross profit (consulting, service, commission and management fee)

Gross profit of consulting, service, commission and management fees increased by $5,391,942 or 96% from $5,604,830 for Q3 2013 to $10,996,772 for Q3 2014.

CA (Fishery): Gross profit from fishery increased by $6,760,828 or 160% from $4,235,944 for Q3 2013 to $10,996,772 for Q3 2014.

SIAF (Corporate): Gross profit from corporate decreased by $1,368,886 or 100% from $1,368,886 for Q3 2013 to $0 for Q3 2014.The reason for the decrease is because the slow progress for the construction of restaurant related work during the quarter.

●	Tables(A.6) below highlights on general information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF respectively as of September 30 2014:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as of 30.09.2014	Notes
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational
Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	2 phases and road work and Phase 3 extension of grow-out farm & Phase 4 demonstrated hydroponic farm	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million, Phase 3 US$5.2 million & Phase 4 US$1.6 million	Extension work 90% completed
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) completed and Phase (4) not started.	Phase 4 work in progress
Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started	Phase 3 work in progress
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Head	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational
Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2,500 head	2 Phases	February 2012	March. 2014	$10.6 million	completed	operating
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Work in progress	Restaurant 5 & 6 in operation

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	Completed	Operating
	Shanghai City		3,000 m2	Two Phases	Sept. 2014	December. 2014	$5 million	Work in progress	Work in progress
New Zhongshan Prawn Project	Zhongshan City	Phase (1)S(1)= 10,000 MT S(2)= 30,000 MT Phase (2) S(1)=100,000 MT Phase (3) 200,000 MT	3600 MU land & BU area 3.57 million square meter	Phase (1) Stage (1)	Nov. 2013	10 years for 100,000 MT capacity & 20 years for whole integrated project	10 years for US$2.6 billion	minimal	Phase (1) Stage (1)'s farm construction work in progress

Note (4) to Table A 1 Other Income

Table (Note 4.1) below shows the Gain / Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for Q3 of 2014

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. For the three months ended September 30 2014, the Company issued an aggregate of 7,930,179 shares of Common Stock for (i) in consideration for extinguishment of debt in the aggregate amount of $2,431,374 for the issuance of 5,930,179 shares, reporting gain as income of $33,693 from the extinguishment of debts and (ii) for settlement of consulting and service fee in aggregate amount of $1,500,000 for the issuance of 2,000,000 shares for the services rendered in successfully procuring the private placement note issued on August 29, 2014.

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

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As of July 1, 2014	160,198,044			101,547,572.
7/15/2014	2,180,793	0.40	2,181	870,136	894,125.	21,808	Debt settlement
8/12/2014	1,188,410.	0.40	1,188.	474,176	487,249.	11,885.	Debt settlement
8/22/2014	2,560,976.	0.41	2,561	1,047,439.	1,050,000.	-	Debt settlement
9/16/2014	2,000,000.	0.75	2,000.	1,498,000	1,500,0000	-	Professional Services

As of September 30, 2014	168,128,223.		7,930	105,437,323	3,931,374.	33,693

We relied upon Regulation S of the Securities Act of 1933, as amended, for the above issuances, none of which was made to US citizens or residents. We believe that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed the requisite Regulation S restrictive legends on all certificates issued;

•	No offers or sales of stock under the Regulation S offering were made to persons in the United States; and

•	No direct selling efforts of the Regulation S offering were made in the United States.

The other income for Q3 2014 amounted to $(17,599) and derived from the combination of (1) Gain on extinguishment of debt $33,693 (Note 4), Government Grant $57,340 and other income $155,032 less interest expenses of $263,664. Whereas the other income for Q3 2013, and derived from the combination of (1) Gain on extinguishment of debt $160,997 (Note 4), Government Grants $343,481 and other income $41,264 less interest expenses of $286,376.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $33,693 and $160,997 has been credited (charged) to operations for the three months ended September 30, 2014 and 2013, respectively.

●	Note (5)to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $1,544,808 or 67% from $2,313,365 for Q3 2013 to $3,858,173 for Q3 2014. The increase was primarily due to increase in office and corporate expenses of $1,303,949 from $657,741 for Q3 2014 for Q3 2013 to $1,961,690 for Q3 2014, and the increase in others and miscellaneous of $185,139 from $259,626 for Q2 2013 to $444,765 for Q3 2014.

Table (to Note 5)

Category	2014 Q3	2013 Q3	Difference
	$	$	$
Office and corporate expenses	1,961,690	657,741	1,303,949
Wages and salaries	486,172	447,717	38,455
Traveling and related lodging	20,647	19,332	1315
Motor vehicles expenses and local transportation	48,635	47,704	931
Entertainments and meals	33,030	34,384	(1,354)
Others and miscellaneous	444,765	259,626	185,139
Depreciation and amortization	599,570	560,485	39,085
Sub-total	3,594,509	2,026,989	1,567,520
Interest expense	263,664	286,376	(22,712)

Total	3,858,173	2,313,365	1,544,808

Note (6) to Table A 1 Depreciation and Amortization

Depreciation and amortization increased by $349,282 or 41% to $1,199,182 for Q3 2014 from $849,900 for Q3 2013.The increase was primarily due to the increase of depreciation by $280,037 to $636,774 for Q3 2014 from depreciation of $356,737 for Q3 2013 whereas the decrease of amortization by $69,245 to $562,408 for Q3 2014 from amortization of $493,163 for Q3 2013.

In this respect, total depreciation and amortization amounted to $1,199,182 for Q3 2014, out of which amount $599,570 was reported under general and administration expenses and $599,612 was reported under cost of goods sold; whereas total depreciation and amortization was at $849,900 for Q3 2013 and out of which amount $560,485 was reported under General and Administration expenses and $289,415 was reported under cost of goods sold.

Note (7) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

Names of intermediate holding company subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.		Tri-way Industries Ltd.(HK)	Total
Abbreviated names	CA	(MEIJI)			(APWAM)		(TRW)

% of equity holding on below subsidiaries (in China)	NA	75%	75%	26%	45%		75%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Qinghai Sanjiang A Power Agriculture Co. Ltd. (China)	Qing Hai Zhong He Meat product Co. Ltd (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)

Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)	(JFD)
				Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Net income of the P.R.C. subsidiaries for the period ended 30. Sept. 2014 in $		$3,418,943	$687,832	$1,759,083	$6,083,044	$2,123,246	$1,681,445

Equity % of non-controlling interest		25%	25%	24%	55%	55%	25%

Non-controlling interest's shares of Net incomes in $		$854,736	$171,958	$422,180	$3,345,674	$1,167,785	$420,361	$6,382,694

The Net Income attributed to non-controlling interest is $6,382,694 shared by (JHST, JHMC, HSA, SJAP, QZH and JFD collectively) for Q3 2014 as shown in Table (F) above.

Note (8) to Table A 1 Earnings per shares (EPS)

Earnings per share increased by $0 (basic) and $-0.01 (diluted) per share from EPS of $0.15 (basic) and 0.14 (diluted) Q3 2013 to EPS of $0.15 (basic) and $0.15 (diluted) for Q3 2014. The reason for the increase is primarily due to the increase of net income attributable to Sino Agro Food, Inc. and subsidiaries by $5.75 million from $18.75 million for Q3 2013 to $24.50 million for Q3 2014.

Part B. MD & A on Unaudited Consolidated Balance Sheet as of September 30, 2014 compared to December 31, 2013 (fiscal year 2013)

Consolidated Balance sheets	September 30, 2014	December 31, 2013	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	4,691,157	1,327,274	3,363,883	B
Inventories	37,439,892	8,148,203	29,291,689	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,224,287	663,296	560,991
Deposits and prepaid expenses	55,610,463	51,291,708	4,318,755	10
Accounts receivable	122,773,881	82,057,941	40,715,940	11
Other receivables	16,475,508	3,782,772	12,692,736
Total current assets	238,215,188	147,271,194	90,943,994
Property and equipment
Property and equipment, net of accumulated depreciation	61,274,162	46,487,058	14,787,104	12
Construction in progress	69,088,637	59,134,732	9,953,905	13
Land use rights, net of accumulated amortization	58,995,505	60,705,829	-1,710,324	14
Total property and equipment	189,358,304	166,327,619	23,030,685
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	11,587,564	12,081,470	-493,906	15
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	41,109,708	41,109,708	-
Total other assets	53,422,212	53,916,118	-493,906
Total assets	480,995,704	367,514,931	113,480,773
Current liabilities				16
Accounts payable and accrued expenses	16,477,918	11,055,194	5,422,724
Billings in excess of costs and estimated earnings on uncompleted contracts	3,373,432	3,146,956	226,476
Due to a director	4,244,519	1,793,768	2,450,751
Series F shares mandatory redemption payable	3,146,063	-	3,146,063
Other payables	11,177,713	10,768,786	408,927

Short term bank loan	-	4,100,377	-4,100,377

Bonds payable	1,725,000	-	1,725,000
Total current liabilities	40,144,645	30,865,081	9,279,564

Non-current liabilities
Series F shares mandatory redemption payable	-	3,146,063	-3,146,063
Bonds payable	-	1,725,000	-1,725,000
Long term debts	2,616,610	180,417	2,436,193
Convertible note payable	6,982,667	-	6,982,667	16D
Total non-current liabilities	9,599,277	5,051,480	4,547,797
Stockholders’ equity
Preferred stock
Series A preferred stock	-	-	-
Series B convertible preferred stock	7,000	7,000	-
Series F Non-convertible preferred stock	-	-	-	17
Common stock	168,128	137,602	30,526
Additional paid-in capital	118,514,375	104,913,676	13,600,699
Retained earnings	249,573,317	181,196,498	68,376,819
Accumulated other comprehensive income	6,244,379	6,260,131	-15,752
Treasury stock	-1,250,000	-1,250,000	-
Total SIAF Inc. and subsidiaries' equity	373,257,199	291,264,907	81,992,292
Non-controlling interest	57,994,583	40,333,463	17,661,120
Total stockholders' equity	431,251,782	331,598,370	99,653,412
Total liabilities and stockholders' equity	480,995,704	367,514,931	113,480,773

This Part B discusses and analyzes certain items (marked with notes) that we believe would assist stakeholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalent of $3,363,883 derived from cash and cash equivalent of $4,691,157 and $1,327,274 as of September 30, 2014 and December 31, 2013, respectively. In this respect it is a regular situation for cash & cash equivalent to get back into its normal pattern after the irregular pattern incurred due to seasonal impacts at the end of the year.

Note (9) Break down on Inventories

	September 30, 2014	December 31, 2013	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	4,935,062	1,761,111	3,173,951
Harvested HU plantation		719,329	-719,329
Bread grass	3,337,428	580,954	2,756,474
Beef cattle	5,850,305	1,951,962	3,898,343
Organic fertilizer	3,094,379	895,670	2,198,709
Forage for cattle and consumable	3,591,769	684,979	2,906,790
Raw materials for bread grass and organic fertilizer	13,411,046	855,493	12,555,553
Beef and mutton	2,213,890	-	2,213,890
Immature seeds	1,003,013	698,704	304,309
	37,436,892	8,148,203	29,288,689

Note (10) Breakdown of Deposits and Prepaid Expenses

Note (10.1)

	September 30, 2014	December 31, 2013	Difference
	$	$	$
Deposits for
- purchases of equipment	4,372,776	4,886,048	-513,272
- acquisition of land use right	7,826,508	7,826,508	0
- inventory purchases	7,693,099	9,776,383	2,083,284
- aquaculture contract	9,404,067	-	9,404,067
- building materials	877,598	1,281,935	-404,337
- proprietary technology	-	4,404,210	4,404,210
- construction in progress	23,021,316	23,021,316	0
Shares issued for employee compensation and oversea professional fee	2,415,099	100,308	2,314,791
Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies	41,109,708	41,109,708	0

	96,720,171	92,406,416	4,313,755

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of September 30, 2014, we have $77,826,508 for a deposit paid for the acquisition of a Land Use Right (“LUR”) derived from the following transactions:

$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority estimated to be granted on or before September 30, 2014, as the new local ordinances on agriculture land delayed the processing of our application. Due to the delay in approving the LUR of the said block of land, HSA has revised and supplemented the contract of said land by a leasing agreement until such time, the said official approval will be granted, and in the interim, the deposit and pre-payment on said land would be treated as a rent-to-own lease arrangement providing pre-payment toward said land once approval is granted.

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

$4,453,398 (or RMB 27,989,606) was the full payment by Capital Award for the purchase of the Land Use Right on a block of prime agriculture land measuring 235 Mu (or 38.5 acres) located at the Cong Hua District Guangzhou City in late October 2010. This block of land is part of a larger block of land (of some 500 acres) which is under a subdivision application. However in 2011, the Land Law changed such that the said sub-division now requires the approval of the Central Government in Beijing, which means approval process is lengthened. Cong Hua District was rezoned as a suburb of the Guangzhou City in 2010 and within close proximity of the Guangzhou City and Management considers it as a valuable piece of land very suitable for the development of one of our agriculture projects. Our agreement with the Vendor requires that they use best efforts to speed up the said subdivision’s approval on or before June 30 2014, failing which they would replace the said land with another block of land to our satisfaction., In lieu of the land swap arrangement just mentioned, the Company has negotiated with the Vendor to be compensated $1 million since the Central Government approval remains pending as of September 30, 2014, which is scheduled to be paid on or before December 31, 2014.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies”:

Under account of	Segment of	Project name	Estimated total	Estimated time	Current status	Deposit & prepayments	Land Bank	% equivalent
Subsidiary			Asset value	of Acquisition	of Project	made as of September 30, 2014	or Built Up area	to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center				1,032,914

CA	Fishery	Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
						41,109,708

•	During this quarter the Company has not paid further deposit and prepayment for investments in future assets and in future Sino Foreign Joint Venture companies; as such, there is no change in this respect.

Note (11): Breakdown of Accounts receivable:

	September 30,2014
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	21,779,206	21,779,206	-	-	-
MEIJI	4,352,293	-	-	-	4,352,293
SIAF	5,653,426	-	5,653,426	-	-

Sales of Live Fish, eels and prawns (from Farms) (CA)	14,532,324	14,532,324	-	-	-

Sales of imported seafood (SIAF)	7,090,129	7,090,129	-	-	-

Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	12,472,160	5,479,701	2,254,887	4,737,572	-

Sales of HU Flowers (Fresh & Dried) (JHST)	10,943,896	2,427,678	3,383,155	1,656,844	3,476,220

Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	31,051,474	7,333,436	14,455,842	7,940,308	1,321,888

Sales Fertilizer from (HSA)	9,761,599	2,061,234	3,730,104	1,711,178	2,259,084

Sales of Live Fish (JFD)	35,850	-	-	-	35,850
		-	-	-	-
Sales of Beef (QZH)	5,101,524	4,210,875	890,045	604	-

Total	122,773,881	64,914,582	30,367,458	16,046,506	11,445,335

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable ageing is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days and therefore no diminution in value is required, as the credit quality of receivable is not in doubt.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices and ageing is within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold $23 million in live fish, eels and prawns (live seafood) to the wholesalers for the three months ended September 30, 2014 and as of September 30, 2013, accounts receivable of $ 0 was over 120 days. These debtors represent credit quality receivables as they are well established wholesalers, profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

Sales of fertilizer and bulk livestock feed: These comprise sales made to regional farmers contracted by us to grow crops and pastures using and purchasing our fertilizer. We in turn agree to buy their cattle that are fed with our bulk and concentrated cattle feed purchased from us. Under this term of arrangements our accounts receivable are normally carried forward until such time they can be offset against our account payables due to these contracted farmers(that is, the amount owed for the amount of crops and pastures is ultimately offset against the amount of cattle that we have purchased from them, respectively). As these debtors are our contract farmers and operate profitable and viable businesses with us and have a good track record we consider their credit quality to be good and collection from them is not in doubt, thus no diminution in value is required.

 Information on Concentration of credit risk of account receivables:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statements of this Form 10-Q), who have accounted for 63.01% of our consolidated revenues for Q3 2014 as shown in the table below:

	Three months ended September 30, 2014
	% of total Revenue	$	Total Revenue
Customer A	24.57%		26,339,173
Customer B	15.78%		16,914,528
Customer C	14.33%		15,361,990
Customer D	8.33%		8,931,618
	63.01%		67,547,309

Customer A is Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). In respect of the project for WSC1, CA was the consulting engineer responsible for the construction of this project and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers, and to which we bill our sales of seafood (including live and frozen seafood). APNW distributes the seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits by September 30, 2013. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales effected through WSC 1 contributes 24.57% of our total consolidated revenue, which is equivalent to $26,339,173 out of our total revenue of $107,220,059 derived collectively from the following segments of activities:

Customer A with				Three months ended September 30, 2014
Name of company	Segments	Operation Division	Abbreviation name	% of total consolidated	Amount in
				Revenue	$

CA	Fishery	Sales of fish (from Fish Farm 1)	Wholesale Center (1)	6.02%	6,457,870
		Sales of fish / eels from Contract Growers		6.31%	6,770,173

SIAF	Corporate	Trading sales of seafood, beef & mutton		12.23%	13,111,130

				24.57%	26,339,173

Customer B is one of our main agents, namely Mr. Li Hongzhen who distributes SJAP’s organic fertilizer, bulk livestock feed and concentrated livestock feed to our cooperative farmers and other regional farmers. During Q3 2014, Mr. Li had transacted 15.78% of our total consolidated revenue (equivalent to $16,914,528 out of our total revenue of $107,220,059 derived from the sale of SJAP’s organic fertile, bulk livestock feed and concentrated livestock feed under the segment of Organic Fertilizer and Bread Grass.

Customer C is one of our main agents, namely Mr. Xian Zhiming (Zhongshan new prawn farm) who we agreed to extend trading terms between 120 days to 180 days in the interim until such time as we assist them to procure a project loan of up to $60 million targeting on or before September 30, 2014.

Customer D is Cattle Wholesale represented by Mr. Zhen Runchi who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies to us with young cattle. During Q3 2014, transactions through Mr. Zhen Runchi generated 8.33 % of our total consolidated revenue (equivalent to $8,931,638 out of our total revenue of $107,220,059.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q3 2014:

	September 30, 2014		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	19.22%		23,600,631
Customer B	11.32%		13,901,362
Customer C	6.73%		8,262,682
Customer D	6.30%		7,734,588
	43.57%		53,499,263

Note (12) Property and equipment, net of accumulation depreciation

September 30, 2014
$
Plant and machinery	5,344,326
Structure and lease hold improvements	49,841,748
Mature seeds and herbage cultivation	9,234,439
Furniture and equipment	393,411
Motor vehicles	765,858
65,579,782

Less: Accumulated depreciation	(4,305,620)
Net carrying amount	61,274,162

Note (13) Construction in progress

September 30, 2014
$

Construction in progress
- Oven room, road for production of dried flowers	276,288
- Office, warehouse and organic fertilizer plant in HSA	16,867,188
- Organic fertilizer and bread grass production plant and office building	18,009,803
- Rangeland for beef cattle and office building	30,690,295
- Fish pond	1,844,454
- Beef and seafood distribution center	1,400,609
69,088,637

Note (14) Land Use Rights, net of accumulated amortization:

								Monthly	2014.09.30	Nature of
				Date				amortization	Balance $	ownership
Item	Owner	Location	Acres	Acquired	Tenure	Expiry dates	Cost $	$

Hunan		Ouchi Village, Fenghuo
lot1	HSA	Town, Linli County	31.92	2011-4-5	43	2054-4-4	242,703	470	222,948	Lease

Hunan		Ouchi Village, Fenghuo	247.05	2011-7-1	60	2071-6-30	36,666,141	50,925	34,680,058	Management
lot2	HSA	Town, Linli County								Right

Hunan		Ouchi Village, Fenghuo								Land Use
lot3	HSA	Town, Linli County	8.24	2011-5-24	40	2051-5-23	378,489	789	346,160	Rights

Guangdong		Yane Village, Liangxi								Management
lot 1	JHST	Town, Enping City	8.23	2007-8-10	60	2067-8-9	1,064,501	1,478	937,352	Right

Guangdong		Nandu Village of Yane								Management
lot 2	JHST	Village, Liangxi Town,	27.78	2007-3-14	60	2067-3-13	1,037,273	1,441	906,173	Right
		Enping City

Guangdong		Nandu Village of Yane								Management
lot 3	JHST	Village, Liangxi Town,	60.72	2007-3-14	60	2067-3-13	2,267,363	3,149	1,980,794	Right
		Enping City

Guangdong		Nandu Village of Yane
lot 4	JHST	Village, Liangxi Town,	54.68	2007-9-12	60	2067-9-11	2,041,949	2,836	1,800,886	Management
		Enping City								Right

Guangdong		Jishilu Village of Dawan								Management
lot 5	JHST	Village, Juntang Town,	28.82	2007-9-12	60	2067-9-11	960,416	1,334	847,034	Right
		Enping City

Guangdong		Liankai Village of								Management
lot 6	JHST	Niujiang Town, Enping	31.84	2008-1-1	60	2068-12-31	821,445	1,141	729,032	Right

		Nandu Village of Yane
Guangdong		Village, Liangxi Town,								Management
lot 7	JHST	Enping City	41.18	2011-1-1	26	2037-12-31	5,716,764	18,323	4,892,231	Right

Guangdong		Shangchong Village of
lot 8	JHST	Yane Village, Liangxi	11.28	2011-1-1	26	2037-12-31	1,566,393	5,020	1,340,471	Management
		Town, Enping City								Right

Guangdong		Xiaoban Village of Yane								Management
lot 9	MEIJI	Village, Liangxi Town,	41.18	2011-4-1	20	2031-3-31	5,082,136	21,176	4,192,762	Right
		Enping City

		No. 498, Bei Da Road,								Land Use
Qinghai		Chengguan Town of								Right &
lot 1	SJAP	Huangyuan	21.09	2011-11-1	40	2051-10-30	527,234	1,098	488,790	Building
		County, Xining City,								ownership
		Qinghai Province

Guangdong		Niu Jiang Town, Liangxi								Management
lot 10	JHST	Town, Enping City	6.27	2013-3-4	10	2023-3-4	489,904	4,083	412,336	Right (lease)

		Land improvement cost
	JHST	Incurred		2013-12-1			3,914,275	6,155	3,852,730

Exchange difference							1,860,972		1,365,748

			620				64,637,958	119,418	58,995,505

Note (15) Other Receivables

	September 30, 2014	Note
	$
Advanced to employees	277,298
Advanced to suppliers	7,552,844	15.A
Advanced to sub-contractors and suppliers working on the Zhongshan New Prawn Projects	8,645,366	15.B
	16,475508

Note 15.A& B: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 100 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out to less than $2,442 per member, which in our management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

The sub-contractors and suppliers of the Zhongshan Projects are reputable entities that in management’s opinion are employing their funds in and are working on the Zhongshan Project, such that the project will progress smoothly.

Note (16) Current Liabilities:

	September 30, 2014	Note
Current liabilities
Accounts payable and accruals	16,477,918	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	3,373,432
Series F shares mandatory redemption payable	3,146,063	16.B
Due to a director	4,244,519
Other payables	11,177,713	16.C
Short term bank loan	-
Bonds payable	1,725,000
	40,144,645

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms means that most purchases are paid for in cash or short credit terms (7 to 10 days), and in a way this allows us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $16,477,918 about 15% of total sales of $107 million for the reasons stated below:

Our main Account Payables during Q3 2014 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of goods sold averaging 47%,and 62%for CA and SIAF, respectively derived from its respective C&S during the fiscal year 2013.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned our excellent credibility with all of our suppliers and sub-contractors.

3.	Fish sales started gradually in late 2011, and the cost of sales was averaged at 70% for Q3 2014, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.

4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish and the cost of sales was averaged at 75% for Q3 2014; it is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 88% for Q3 2014. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.

5.	In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 51% for Q3 2014. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The intended holders of record of shares of Series F Non - Convertible Preferred Stock were to be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. During Q1 2013, the transfer agent of the Company recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. But, the Company did not issue physical shares and only issued coupons to notify respective shareholders on that date. The figure 924,180 was based on the number of shares of Common Stock as of September 28, 2012 of 91,931,287 shares, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with decimal numbers being rounded up to one. The recipients of the coupons were originally entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014, which date was subsequently postponed to May 30, 2015 (the “Coupon Redemption Date”). Upon the Coupon Redemption Date, holders of the coupon shall be entitled to a lump sum cash payment directly from the Company equal to $3.40 for every coupon then held (the “Redemption”). Upon proper Redemption, the Series F Preferred Stock shall terminate and thereafter cease to exist

Note (16C): Analysis of Other Payables:

As of September 30, 2014, other payables totaling $11,177,713 was composed of the following:

During Q3 2014, the Company issued Promissory notes amounting to $1,771,418 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two (2) years at interest free term. Promissory notes could be repaid either by cash or in shares of the Company or a combination thereof. If shares settled debt amounts, the respective share conversion rates will be determined by both parties at the time of settlement. During Q3 2014 we redeemed $2,431,374 of Promissory Notes for advances granted by third parties in fiscal year 2012 as well as in early months of 2013 by the issuance of shares leaving a balance of $512,751 of Promissory Notes still due and outstanding as of September 30, 2014.

A grant of $2,406,143 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of September 30 2014, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

Other advances provided by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that do not have any promissory note or agreement but verbal understandings. These sums amount to $8,258,819 unpaid and outstanding as of September 30, 2014.

Note (16 D): Convertible Note

On August 29, 2014 the Company executed a Convertible Note with Euro China AB (ECAB) of Stockholm Sweden, whereas ECAB would lend to the Company $25 Million based on following principal terms and conditions:

(i)	Issuing Debt amount of $33,000,000 with a 25% discount netting loan proceeds to the Company of $25,000,000.

(ii)	Disbursement of loan is based on 4 tranches: each tranche of $5 million on or before August 14, 2014,

August 29, 2014, and November 27, 2014 with the last tranche of $18 million on or before February 28, 2015 whereas ECAB can deduct the 25% discount on the principal issuing debt amount upon each tranche of disbursements.

(iii)	Tenure of 5 years
(iv)	Interest Rate is at 8% per annum
(v)	Conversion rate is at $1 / share applicable to both principal loan amount and accrued interest at the option of ECAB.

The said Convertible Note was filed with SEC on September 5, 2014.

As of September 30, 2014, the Company has received net proceeds of $5,237,000 from Convertible Note payable.

Part C. Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 (presented in summarized Charts below);

Revenue:

Revenues increased by $114,964,575 or 63.8 % to $295,180,352 for the nine months ended September 30, 2013 from $180,215,777 for the nine months ended September 30, 2013. The increase was primarily due to the increase of revenue generated from our fishery, beef, organic fertilizer, and cattle farm and corporate and others operations and the maturity of on-going divisional businesses improving their revenues.

The following chart illustrates the changes by category from the nine months ended September 30, 2014 to September 30, 2013.

Revenue
	2014	2013
Category	Q1- Q3	Q1-Q3	Difference
	$	$	$
Fishery	136,968,336	68,826,877	68,141,459

Plantation	9,085,607	14,089,946	-5,004,339

Beef	60,053,322	22,288,842	37,764,480

Organic fertilizer	35,406,530	29,970,388	5,436,142

Cattle farm	21,483,496	19,423,115	2,060,381

Corporate and others	32,183,061	25,616,609	6,566,452

Total	295,180,352	180,215,777	114,964,575

Cost of goods sold and service

Cost increased by $103,976,930 or 91.9% to $199,826,657 for the nine months ended September 30, 2014 from $113,179,388 for the nine months ended September 30, 2013. The increase was primarily due to the Company increased our fishery, beef, organic fertilizer, cattle farm and corporate and others operations for nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

The following chart illustrates the changes by category from the nine months ended September 30, 2014 to September 30, 2013.

Cost
	2014	2013
Category	Q1- Q3	Q1-Q3	Difference
	$	$	$
Fishery	87,742,912	45,266,534	42,476,378

Plantation	2,423,811	6,093,751	-3,669,940

Beef	43,598,633	15,731,438	27,867,195

Organic fertilizer	20,005,390	15,869,331	4,136,059

Cattle farm	20,418,345	12,888,673	7,529,672

Corporate and others	25,637,566	17,329,661	25,637,566

Total	199,826,657	113,179,388	103,976,930

Gross Profit

Gross profit increased by $28,317,306 or 42.24% to $95,353,694 for the nine months ended September 30, 2014 from $67,036,388 for the nine months ended September 30, 2013. The increase was primarily due to the corresponding increase in operation revenues. The increase was primarily due to the corresponding increase in scale of operation of revenues from fishery, beef and organic fertilizer.

The following chart illustrates the changes by category from the nine months ended September 30, 2014 to the nine months ended September 30, 2013.

The gross profit by category is as follows:

Category	Q1- Q3	Q1- Q3	Difference
	$	$	$
Fishery	49,225,424	23,560,343	25,665,081

Plantation	6,661,796	7,996,195	-1,334,399

Beef	16,454,689	6,557,404	9,897,285

Organic fertilizer	15,401,139	14,101,056	1,300,083

Cattle farm	1,065,151	6,534,442	-5,469,291

Corporate and others	6,545,495	8,286,948	-1,741,453

Total	95,353,694	67,036,388	28,317,306

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) increased by $3,788,853 or 61% to $10,027,920 for the nine months ended September 30, 2014 from $6,239,067 for the nine months ended September 30, 2013. The increase was primarily due to (i) increase in wages and salaries payments paid for incentives compensation to our staff by the issuance of shares amounting to $239,264 for the nine months ended September 30, 2014 as compared to $271,800 for the nine months ended September 30, 2013 and (ii) increase in office and corporate expenses paid for overseas professional services of $116,076 for the nine months ended September 30, 2014 from $Nil for the nine months ended September 30, 2013.

Category	2014 Q1-Q3	2013 Q1-Q3	Difference
	$	$	$
Office and corporate expenses	4,915,961	1,986,403	2,929,558
Wages and salaries	1,459,702	1,409,818	49,884
Traveling and related lodging	111,991	54,330	57,661
Motor vehicles expenses and local transportation	140,986	121,597	19,389
Entertainments and meals	107,710	99,234	8,476
Others and miscellaneous	794,347	560,507	233,840
Depreciation and amortization	2,014,066	1,608,792	405,274
Sub-total	9,544,763	5,840,681	3,704,082
Interest expenses	483,157	398,386	84,771
Total	10,027,920	6,239,067	3,788,853

Depreciation and Amortization

Depreciation and amortization increase by $1,453,403 or 58.96% to $3,387,314 for the nine months ended September 30, 2014 from $2,464,865 for the nine months ended September 30, 2013. The increase was primarily due to the increase of depreciation by $772,639 to $1,768,047for the nine months ended September 30, 2014 from depreciation of $995,408 for the nine months ended September 30, 2013, and the increase of amortization by $149,810 to $1,619,267 for nine months ended September 30, 2014 from amortization of $1,469,457 for the nine months ended September 30, 2013.

In this respect, total depreciation and amortization amounted to $3,387,314 for the nine months ended September 30, 2014, out of which amount $2,014,066 was booked under general and administration expenses and $1,373,248 was booked under cost of goods sold; whereas total depreciation and amortization was at $2,464,865 for the nine months ended September 30, 2013 and out of which amount, $1,608,792 was booked under General and Administration expenses and $856,073 was booked under cost of goods sold.

Part D. MD&A on records of historical performances reflecting the Company’s “Free Cash Flow “derivation: (Inclusive of SIAF and subsidiaries in segments containing Non-GAAP derivation)

	2011	2012	2013	2014Q1-Q3	Total 4 years
	In rounded figures of $ million
Sale of goods	31	88	209	243	571
Consulting income	21	51	52	52	176

Cost of goods sold	17	51	139	173	380
Cost of service	10	18	21	27	76

EBITDA	22	66	98	90	275

Depreciation & amortization	1	2	3	3	8

Non - controlling interest	5	6	20	18	49

Net income attributable to SIAF & subsidiaries	16	57	74	68	216

Total assets	153	242	368	480

Total liabilities	16	26	36	50

Total stockholders’ equity	137	216	332	430

Total Capex	14	34	71	25	144
1. property and equipment	-	18	22	9	49
2. construction in progress	2	13	41	16	72
3. land use right	12	3	4	-	19
4. proprietary technologies	-	-	4	-	4
	-	-	-	-	-
Total increase of working capital	18	47	43	85	193
1. increase in inventories	3	17	-6	29	43
2. increase in receivable or decrease in payable etc.	15	30	49	56	150
					-
Total capex and increase of working capital	32	81	114	110	337
					-
Free Cash Flow (FCF)	-10	-15	-16	-20	-62
					-
Net Debt	-1	-2	-7	-14

	In round figure of million shares
Total authorized common stock	100	130	170	170

Weighted average of total issue outstanding common stocks
Basic	60	82	119	153
Diluted	67	92	126	160

	In $/ share
Earnings per share (or EPS)
Basic	0.26	0.70	0.62	0.45
Diluted	0.23	0.62	0.58	0.43

NTA / share
Basic	2.28	2.63	2.79	2.81
Diluted	2.04	2.34	2.63	2.69

E.2 on APWAM (holding company of SJAP).

	2011	2012	2013	2014Q1-Q3	Total 4 years
	In rounded figures of $ million

Sale of goods	15	21	62	80	178

Cost of goods sold	7	15	38	53	113

EBITDA	8	7	27	25	67

Depreciation & amortization	-	-	-	1	1

Non - controlling interest	4	4	15	13	36

Net income attributable to SIAF & subsidiaries	4	3	12	11	30

Total assets	17	43	88	125

Total liabilities	2	11	15	17

Total stockholders’ equity	15	32	73	108

Total Capex	2	14	38	11	65
1. property and equipment	-	9	12	1	22
2. construction in progress	2	4	24	10	40
3. land use right	-	1	-	-	1
4. proprietary technologies	-	-	2	-	2

Total increase of working capital	7	-6	-12	47	36
1. increase in inventories	3	11	-6	13	21
2. increase in receivable or decrease in payable etc.	4	-17	-6	34	15

Total capex and increase of working capital	9	8	26	58	101

Free Cash Flow (FCF)	-1	-1	1	-33	-34

Net Debt	-1	-2	-5	-2

E.3.SIAF’s Corporate Operational division

	2011	2012	2013	2014Q1-Q3	Total 4 years
	In rounded figures of $ million
Sale of goods	-	2	22	36	60
Consulting income	-	3	9	2	14

Cost of goods sold	-	1	19	32	52
Cost of service	-	1	3	1.5	6

EBITDA	-	2	6	5	13

Depreciation & amortization	-	-	-	-	-

Non - controlling interest	-	-	-	-	-

Net income attributable to SIAF & subsidiaries	-	2	6	5	13

Total assets	3	10	19	35

Total liabilities	1	7	8	19

Total stockholders’ equity	2	3	11	16

Total Capex	-	-	2	1	3
1. property and equipment	-	-	-	-	-
2. construction in progress	-	-	-	1	1
3. land use right	-	-	-	-	-
4. proprietary technologies	-	-	2	-	2

Total increase of working capital	45	18	25	5	93
1. increase in inventories		-	0	-	-
2. increase in receivable or decrease in payable etc.	45	18	25	5	93

Total capex and increase of working capital	45	18	27	6	96

Free Cash Flow (FCF)	-45	-16	-21	-1	-83

Net Debt	-	-	-2	-9

E.4. CA (Fishery Development Division)

	2011	2012	2013	2014Q1-Q3		Total 4 years
	In rounded figures of $ million
Sale of goods	10	28	47	44		129
Consulting income	17	37	36	50		140
						-
Cost of goods sold	8	14	33	26		81
Cost of service	8	14	13	25		60

EBITDA	8	35	37	39		120

Depreciation & amortization	-	-	-	-		-

Non - controlling interest	-	-	-	-		-

Net income attributable to SIAF & subsidiaries	8	35	37	39		119

Total assets	40	60	81	115

Total liabilities	4	4	7	2

Total stockholders’ equity	36	56	74	113

Total Capex	-	-	3	-		3
1. property and equipment	-	-	-	-		-
2. construction in progress	-	-	3	-		3
3. land use right	-	-	-	-		-
4. proprietary technologies	-	-	-	-		-

Total increase of working capital	12	37	25	13		87
1. increase in inventories
2. increase in receivable or decrease in payable etc.	12	37	25	13		87

Total capex and increase of working capital	12	37	28	13		90

Free Cash Flow (FCF)	-4	-2	9	26	#	30

Net Debt	-	-	-	-

E.5. Tri-way (the holding company of Fish Farm (1))

	2011	2012	2013	2014Q1-Q3	Total 4 years
	In rounded figures of $ million
Sale of goods	-	16	25	37	78

Cost of sale	-	10	19	29	58

EBITDA	-	5	6	8	19

Depreciation & amortization	-	0	0	0	1

Non - controlling interest		1	1	2	4

Net incomes attributable to SIAF & subsidiaries	-	4	5	6	15

Total assets	8	12	19	27

Total liabilities	-	-	-	-

Total stockholders’ equity	8	12	19	27

Total Capex	-	6	2	1	9
1. property and equipment	-	6	-	1	7
2. construction in progress	-	-	2	-	2
3. land use right	-	-	-	-	-
4. proprietary technologies

Total increase of working capital	-	6	5	6	17
1. increase in inventories	-	5	-	3	8
2. increase in receivable or decrease in payable etc.	-	1	5	3	9

Total capex and increase of working capital	-	12	7	7	26

Free Cash Flow (FCF)	-	-7	-1	1	-7

Net Debt	-	-	-	-

E.6. MEIJI (Cattle Farm Development and holding company of CF(1))

	2011	2012	2013	2014Q1-Q3	Total 4 years
	In rounded figures of $ million
Sale of goods	-	6	18	21	45
Consulting income	4	11	7	-	22

Cost of goods sold	-	4	13	20	37
Cost of service	2	3	5	-	10

EBITDA	1	9	5	1	17

Depreciation & amortization	-	0	0	0	1

Non - controlling interest	-	-	-	-	-

Net income attributable to SIAF & subsidiaries	1	9	5	1	16

Total assets	7	20	33	40	-

Total liabilities	-	-	2	8	-

Total stockholders’ equity	7	20	31	32	-

Total Capex	5	2	-	-	7
1. property and equipment	-	-	-	-	-
2. construction in progress	-	-	-	-	-
3. land use right	5	2	-	-	7
4. proprietary technologies

Total increase of working capital	-3	1	5	1	4
1. increase in inventories	-	1	-	1	2
2. increase in receivable or decrease in payable etc.	-3	-	5	-	2

Total capex and increase of working capital	2	3	5	1	11

Free Cash Flow (FCF)	-1	6	-	0	6

Net Debt	-	-	-	-	-

E.7. MEIJI and JHST plantation division

	2011	2012	2013	2014Q1-Q3	Total 4 years
	In rounded figures of $ million
Sale of goods	6	12	23	9	50

Cost of goods sold	2	5	10	2	19

EBITDA	4	6	11	5	27

Depreciation & amortization	0	-	1	1	2

Non - controlling interest	1	1	3	1	6

Net income attributable to SIAF & subsidiaries	3	5	7	3	18

Total assets	28	37	49	53	-

Total liabilities	-	-	-	-	-

Total stockholders’ equity	28	37	49	53	-

Total Capex	-	3	10	-	13
1. property and equipment	-	3	6	-	9
2. construction in progress	-	-	-	-	-
3. land use right	-	-	4	-	4
4. proprietary technologies	-	-	-	-	-

Total increase of working capital	-3	1	6	1	5
1. increase in inventories	-	-	-	-	-
2. increase in receivable or decrease in payable etc.	-3	1	6	1	5

Total capex and increase of working capital	-3	4	16	1	18

Free Cash Flow (FCF)	7	2	-5	4	9

Net Debt	-	-	-	-	-

E.8. HSA (the Hunan fertilizer Operation)

	2011	2012	2013	2014Q1-Q3	Total 4 years
	In rounded figures of $ million
Sale of goods	-	3	12	16	31

Cost of goods sold	-	2	7	10	19

EBITDA	-	0	4	7	12

Depreciation & amortization	0.40	1	1	1	3

Non - controlling interest			1	2	2

Net income attributable to SIAF & subsidiaries	-	-1	2	4	5

Total assets	50	60	79	85

Total liabilities	9	4	4	4

Total stockholders’ equity	41	56	75	81

Total Capex	7	9	16	12	44
1. property and equipment	-	-	4	7	11
2. construction in progress	-	9	12	5	26
3. land use right	7	-	-	-	7
4. proprietary technologies	-	-	-	-	-

Total increase of working capital	-40	-10	-11	12	-49
1. increase in inventories	-	-	-	12	12
2. increase in receivable or decrease in payable etc.	-40	-10	-11	-	-61

Total capex and increase of working capital	-33	-1	5	24	-5

Free Cash Flow (FCF)	33	1	-1	-17	17

Net Debt	-	-	-	-	-

Income Taxes

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States of America.and accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon.

The Company appointed US tax professionals to assist in filing income tax returns for the years ended December 31, 2007 through December 31, 2012 in compliance with US Treasury Internal Revenue Code and we filed our Tax returns with the Internal Revenue Service (“ IRS”) of USA Government on June 2014.

At the same time, The Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP since they are exempt from EIT for the nine months ended September 30, 2014 and 2013 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the nine months ended September 30, 2014 and 2013.

No Macau corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the nine months ended September 30, 2014 and 2013.

No Swedish corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the nine months ended September 30, 2014.

No deferred tax assets and liabilities are payable as of September 30, 2014 and December 31, 2013 since there was no difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of September 30 2014, unrestricted cash and cash equivalents amounted to $4,691,157 (see notes to the consolidated financial statements), and our working capital as of September 30, 2014 was $198,070,543.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	-
Bonds payable	1,725,000

Convertible note payable			6,982,667
Long Term Debts		2,616,610
Promissory Notes	512,751

As of September 30 2014, our total long-term debts are as follows:

Cash provided by operating activities amounted to $26,261,673 for the nine months ended September 30, 2014. This compared with cash provided by operating activities totaled $38,065,409 for the nine months ended September 30, 2013. The decrease in cash flows from operations primarily resulted from the decrease of deposits and prepayments of $(583,670) for the nine months ended September 30, 2014 from $(37,090,703) for the nine months ended September 30, 2013.

Cash used in investing activities totaled $(25,646,646) for the nine months ended September 30, 2014. This compares with cash used in investing activities totaling $(36,172,595) for the nine months ended September 30, 2013. The increase in cash flows used in investing activities primarily resulted from payment for construction of $(22,227,905) for the nine months ended September 30, 2014 from $(31,494,031) for the nine months ended September 30, 2013.

Cash provided by financing activities totaled $3,572,916 for the nine months September 30, 2014. This compares with cash used in financing activities totaling $1,353,533 for the nine months September 30, 2013. The increase in cash provided by financing activities due to net proceeds from convertible note of $5,237,000 for the nine months ended September 30, 2014 from $0 for the nine months September 30, 2013.

Acquisition of SFJVC’s and further acquisition plan:

A SFJVC agreement typically contains an option clause for further investment.  Initially, the China Developer of project companies invites us to invest in their venture. If management feels compelled it carries out an in-depth study of the target company including legal due diligence, business plan, budget and projected financial information. The final decision is made through the resolution of the Company’s Board of Directors. If the decision is made to proceed with an investment, there is first formed an SFJVC, within which in turn the Company acquires further equity interest. The acquisition price of such interest is determined in accordance with the book value of the SFJVC as of the acquisition date. Consideration generally consists in part of cash and in part of contract against trade debts owed by the China Developer due to Consulting & Services fees charged to the China Developer by the Company in accordance with the Consulting & Services agreement.   Project companies’ record development cost as construction in progress and treat the amount due to us as partial investment in new SFJVC.

The Company’s expenditures as the consulting and service provider providing turnkey services to the China Developer for the development of the project include (i) administrative and operational expenses provided for and incurred in the project (charged and recorded under general and administrative operation expenses), billable to the China Developer, (ii) other development expenditures (inclusive of subcontractors’ and sub-suppliers’ cost plus mark-up) billable to the Developer, as well. Consulting & Services fees are exclusively billed to the 3rd party China Developer, and not to the future SFJVC companies.

We plan to acquire further SFJVC’s at the time they will be formed officially after their approval by relevant China

Authorities with details shown in the Table below:

	Acquisition by which subsidiary	Estimated time of SFJVC being formed	Estimated time of completion of acquisition	Estimated Total consideration	Deposit paid up to date	Deposit paid is equivalent to % of equity	Estimated time of progress payments
Enping Prawn PF1	CA	June 2014	August 2014	$20.94m	$14.45 m	56%	Q1 to Q2 2014
Zhongshan Prawn PF2	CA	Phase 3 Work still in progress, targeting completion Q3 2014	August 2015	$26.20 m	$9.88 m	33%	Q4 2013 & all year round 2014
Fish & eel Farm 2	CA	Phase 3 & 4 work are in progress targeting completion Q4 2015	August. 2016	$26.22 m	$6.0 m	23%	Q4 2013 & all year round 2014 & 2015
Cattle Farm 2	MEIJI	Final work is still in progress	August 2014	$15.88 m	$5.58 m	35%	On or before June 30 2014
WXC businesses	SIAF	Work is in progress until end 2015	Not yet determined	Not fully determined	$4.08 m	31%	Partially in 2014.
NaWei wholesale centers	SIAF	Work is in progress until end 2015	Phase (1) March 2014, new Phases are pending	Not fully determined	$1.03 m	31%	Partially in 2014.

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

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the nine months ended September 30, 2014 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the nine months ended September 30, 2014 results are for the months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIAF, its subsidiaries Capital Award, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SAFS and its variable interest entities SJAP and QZH. All material inter-company transactions and balances have been eliminated in consolidation. The results of companies acquired or disposed of during the year are included in the consolidated Financial Statements from the effective date of acquisition.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $1,673, $6,158, $13,490 and $18,640 for the three months and for the nine months ended September 30, 2014 and 2013, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $708,049, $195, $1,661,103 and $1,200 for the three months ended and the nine months ended September 30, 2014 and 2013, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the nine months ended September 30, 2014 or September 30, 2013.

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

(a) the equity-at-risk is not sufficient to support the entity's activities

(b) as a group, the equity-at-risk holders cannot control the entity; or

(c) the economics do not coincide with the voting interests.

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

POLITICAL AND BUSINESS RISK

The Company's operations are carried out in the P.R.C. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the P.R.C., and by the general state of the P.R.C.'s economy. The Company's operations in the P.R.C. are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2014 and December 31, 2013, the Company determined no impairment losses were necessary.

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

For the three months ended September 30, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.15 and $0.15, respectively. For the nine months ended September 30, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.45 and $0.43, respectively. For the three months ended September 30, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.14 and $0.15, respectively. For the nine months ended September 30, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.43 and $0.40, respectively.

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

For the nine months ended September 30, 2013

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2013 and December 31, 2012 were translated at RMB6.15 to $1.00 and RMB6.29 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2014 and September 30, 2013 were RMB6.21 to $1.00 and RMB6.33 to $1.00, respectively.

For the nine months ended September 30, 2014

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30 2014 and December 31, 2013 were translated at RMB 6.15 to $1.00 and RMB6.15 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2014 and September 30, 2013 were RMB6.15 to $1.00 and RMB6.2 1to $1.00, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2014 or December 31, 2013, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2014 or 2013.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”).This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, there is no material impact on the consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance was effective for us beginning July 1, 2014. There is no material impact on the consolidated financial statements upon adoption.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11does not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the consolidated financial statements as discontinued operations. ASU 2014-08 also provides guidance on the consolidated financial statement presentations and disclosures of discontinued operations. The new guidance is effective prospectively for the Company to all new disposals of components and new classification as held for sale beginning April 1, 2015. The Company is evaluating the effects, if any, of the adoption of this guidance will have on the consolidated financial position, results of operations or cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PROGRESS REPORTS AND SUBSEQUENT EVENTS.

●    Table (PS 1) below shows the progress reports and subsequent events on operational affairs of each subsidiary as at Q3 2014:

Name of
subsidiaries	Operation divisions	Description
SJAP
	Cattle farming & fattening	During this quarter, we sold 1,250 and 3,525 head of cattle from our own farm and the cooperative growers, respectively, totaling 4,775 head of fattened cattle at an average live weight of 727 kg / head with average sales of RMB 30 / kg of live weight or at RMB21,810 / head. At this rate, we are expecting that the cooperative growers generated 19.2% of gross profit from each fattening period of 90 days.

	Fertilizer	This quarter sales of fertilizer decreased to just over 2,100 MT due mainly to (i) there were no intercompany sales to our Hunan operation because Hunan HSA has established its second production plant that is now self-sufficient and (ii) months in this quarter are not the months to apply fertilizer heavily, but rather mainly supplying minor sales to local vegetable and produce growers.

	Bulk livestock feed	The averaged consumption of Bulk Feed is at about 0.5 MT / head / month which is equivalent to 1.5 MT / head / 90 days representing cost of RMB1,540 / head of fattened cattle / 90 days based on our current sales price of RMB1,027 / MT. This quarter there were over 8,200 MT of Bulk Feed being used and sold.

	Concentrated stock feed	Average consumption of "Concentrate Feed" during the fattening period is at 0.7 Kg / head / day representing around 3,500 MT and 4,125 MT were being used by our fattening operation and sold to regional non co-op buyers, respectively.

	Slaughterhouse	There were 845 head of cattle being slaughtered during the quarter, out of which 506 head having been de-boned grossing 285 MT of meat product and just over 28 MT of bones representing a recovery rate of 62%.

	Deboning & processing	Apart from the said 506 head of cattle being deboned, there was an additional 88 MT of imported quarter-cut beef and 126 MT of imported 6-cut mutton from Australia being deboned during the quarter. Collectively, they generated just over $ 5.79 Million in revenue for SJAP from its slaughtering and de-boning activities.

	Others	All grounds surrounding the slaughterhouse compound have been finished as at the end of Q3 2014, however, external access road work is still in progress pending the local Government's work schedule to allow its completion. All other Phase (2) work (i.e. the live cattle yards, cold and dry storages, staff quarters, etc.) are in progress.

At the end of Q3 2014 there were two concession stores in operation in Tesco stores and at the end of October 2014 there are 3 additional stores opened for business making a total of 5 concession stores at Tesco. All store location addresses are posted on our web-site.

* Please refer to the pictures below for some of SJAP's development in progress.

HSA
	Fertilizer	HSA completed its expanded fermentation facility during Quarter 3 of 2014, and has produced over 10,000 MT of fertilizer and sold over 13,000 MT of various types of fertilizers for the lake fishermen, grapes and other produce growers and general distributors. At the same time, it produced over 20 MT of specially designed and packaged fertilizer for the domestic markets aiming at distribution into supermarket chains of the City Centers to capitalize on the growing trend of indoor farming by the rising urban middle class.

	Cattle farming	During this Quarter, the Government Authority has approved HSA's application to develop a cattle station at its complex, and as such, anticipates construction of the cattle houses starting sometime in December 2014.

	Crop plantation	The season was good during the Quarter providing HSA a good harvest of over 8,000 MT of yellow grasses, and since HSA's cattle farm development work has been delayed, it is expected that these yellow grasses will be sold to regional cattle farmers during the next few months of the fast approaching winter.

	Others	* Please refer to the pictures below for some of HSA's development in progress.

SJAP: This season’s harvest and baling of the Bulk livestock feed and the latest look of the Slaughterhouse &Deboning facility site.

A mockup of our first meat counters at Tesco

HSA: Commissioning of second newly established fertilizer production plant at Hunan HSA.

46

●    Table (PS 2) below shows the progress reports and subsequent events on operational affairs of each subsidiary (continued)

Subsidiary	Operation division	Description

JHST (HU Plantation)	Immortal Vegetables	During this Quarter, there were 152.5 MT of fresh Immortal vegetables harvested from about 70 Mu of plantation from which about 15 MT of dried plants were processed, packed, and sold to distributors at an average price of RMB450 / Kg enhancing revenue over $1.11 million for JHST.

	HU Flowers	This Quarter, the harvest of just over 18.8 million pieces is likely the end of this year's growing season. During October 2014, there were very little flowers being harvested resulting in a very short season compared to other normal years. In this respect, the Company is seeking the help of agriculture experts aimed at improving the plantation's yield even under extremely wet conditions as experienced this year.

	Drying & Processing	The application to Government authorities to convert 50 Mu of agriculture land into industrial land is pending approval to allow construction of additional drying and production facilities. At this time, there is no further indication as to when the application will be approved.

	Others	JHST has completed its construction of its new storage and office during this Quarter.

* Please refer to pictures below showing the HU and Immortal Vegetable plantation this season and the new staff quarters.

* Please visit our website (www.sinoagrofood.com) to see our latest video showing the sale of Immortal Vegetables.

The HU Plantation

The Immortal Vegetable Plantation

Matured Immortal Vegetable plants with flowers

Table (PS 4) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

Subsidiary	Operation division	Description

CA (Fishery)	(Existing Projects)

	Fish Farm (1) or (JFD)	By the end of September 2014, FF(1) has increased its prawn growing tanks to 10 along with 4 tanks for eels and 2 tanks for sleepy cods. Most of the prawns are Big Giant Prawn species along with two tanks of Grass Prawns and one tank of Mexican White for further trials and experiments. These two species of prawn require up to a 5% salinity level requiring the use of ocean salt for the mix, but have yet to reach optimal grow-out results. Our interest is to maintain these trials since the growth rate of these two species is far superior to that of the Big Giant Prawn. We are confident that, given more time, we will discover the solution.

	Fish Farm (2)	FF(2) has proven thus far that after its dams had been converted into RAS systems, although in an outdoor environment, it has the ability to grow-out eels, and therefore we are using this farm to grow eels from the fingerling stage to adult eels anywhere up to 1.5 to 1.8 Kg / eel then sending them to FF(1) for further fattening up to 3 Kg / eel. So far, this process is proving successful.

Prawn Farm (1)

During the Quarter, PF(1) completed its construction of the additional APM tanks and is now working on installation of all filters and equipment, targeting to start production operation within the last quarter of 2014. It will have more than 12 APM tanks and an onset of fingerling prawn tanks improving its growing capacity from its original 4 tanks. If all goes well, the construction of an adjacent Hydroponic farm will be started during Q4 2014, and upon its completion, we shall have the first demonstrated model of commercial Aquaculture cum Hydroponic farm in China, if not the world.

	Prawn Farm (2)	During the Quarter, PF(2) completed 6 semi-enclosed dams and is operating 12 other semi-RAS and outdoor grow-out dams producing prawns, eels and fish having harvested over 30 MT of Mexican white and grass prawns that seem to grow well under such conditions, especially since PF(2) has sources of salt water nearby.

	R & D station	Some of newly developed species of fish by our R&D Station have been grown in open dams at the New Zhongshan project, which has several existing dams that will be employed over the next few years as development allows.

* Please refer to the pictures below showing the current status of FF(1), PF(1) and PF(2)

48

Visitors from UK at FF(1)

Prawn Farm (1): lettuce are doing well using the recycled waste from FF(1)

50

Prawn Farm (1): Pictures showing PF(1) at Enping, the constructed additional showroom, storage and staff quarters

Prawn Farm (1): Finishing work on the Construction on the extension of APM tanks at PF(1)

51

Prawn Farm (2): Construction of the semi-opened RAS Dams and the harvesting of fish

The big grass prawns (16 weeks old) above (and their 7 days old fingerling below). Both are in high demand.

Table (PS 5) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

Subsidiary	Operation division	Description

CA (Fishery)	Zhongshan New Prawn Project (ZSNP)	During the Quarter, ZSNP has completed the construction and building of the complex consisting of offices, staff quarters, conference room, storage, staff canteen and parking areas, as well as landscaping encompassing a total built-up area of over 2,000 m2 at the front entrance of the property to house over 20 personnel and provide working and office space required in Phase (1) of the development.

Work is now in progress for the construction of Stage (1) of the APM farms that will have the capacity to produce 10,000 MT / year. As all APM tanks are modular such that it is expecting, by the end of March 2015, its first lot of modules to produce 2,000 MT / year collectively will be in operation.

* Please refer to the pictures below showing the latest developments of the new Zhongshan Prawn project (ZSNP)

Zhongshan New Prawn Farm Project: Finishing the construction of the office, staff quarters, canteen, etc.

Construction of the workers quarter for the construction workers and the first lots of APM farms.

Table (PS 6) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

Subsidiary	Operation division	Description

SIAF (Corporate & Trading)	Consulting & Services	The following work was carried out during Q3 2014:

Works are in progress on the expansion of the Restaurant (4) at Zhongshan City.

After the renovation and alternation of Restaurant (1) turning it into a Steak House proves to be a success catering in an average over 500 customers per day and each week-end there are always a long line of waiting clients.

In so far, we have established 5 restaurants with three of them are making profit and two are still losing, and we are aiming to improve their financial performances as soon as possible now that we have established three viable concepts that are receptive by the middle classes.

The small meat and seafood (semi-wholesale and mainly retail shop) is in operation during the Quarter, and its current activities we are expecting it to be self-sustained even in its early days of operation and targeting that it will be profitable within 3 months of operation.

A Wholesales and distribution center is being developed and constructed in the Shanghai City. The center is having over 3000 m2 of built-up areas situated in an industrial zoned complex not far from the PoTung District and it will act as a central hub to service the Shanghai wholesale markets, Tesco Chain stores, regional distributors as well as other super market chains in Shanghai with seafood and meats. It is expecting this center will be in operation within December 2014, and is targeting to generate sales up to 12,000 MT of meat and 5,000 MT of seafood per year within the next one to two years through this center.

Imported goods

In Madagascar, the Company is organizing with a number local businessmen to supply us with processed seafood (i.e., cooked and peeled frozen crayfish and crab meats, frozen groupers and snappers etc.) targeting to complete all arrangements including export permits within the fourth quarter of 2014 to start shipments early next year.

	Others	* Please visit our website for access to videos showing our new Madagascar packaging facility, as well as the collection of crabs and crayfish from that region.

The new steak house with customers waiting out-side of the restaurant each week-end.

54

 The new wholesale and distribution center cum office at PoTung District Shanghai City.

Establishing a corporate office in Stockholm, Sweden

The Company has many Swedish shareholders. As a result, the Company is planning to establish a corporate office that will have professional staffs (inclusive of additional directors) in Stockholm, Sweden to provide proficient and more updated IR, PR and financial information of the Company to our shareholders in Sweden as well as elsewhere and to explore other business and corporate opportunities that may be available to the Company in the Nordic region (e.g., SAFS’ involvement currently in a joint venture to develop a fishery operation in Norway).

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

During the period covered by this quarterly report, we issued an aggregate of 7,930,179 shares of our common stock to 3 Chinese persons and 1 entity in Stockholm Sweden. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Section 4(a)(2). The shares were issued in consideration for extinguishment of debt in the aggregate amount of $2,431,374, payments for workers entitlement of $0 and payments for professional service consultants for $1,500,000.

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

SINO AGRO FOOD, INC.

November 13, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 13, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer)

November 13, 2014	By:	/s/ OLIVIA LAI
Olivia Lai
Chief Financial Officer
(Principal Financial Officer)

November 13, 2014	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Marketing Officer and Director

November 13, 2014	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary and Director

November 13, 2014	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

November 13, 2014	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg
Director

November 13, 2014	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Director

November 13, 2014	By:	/s/ SOH LIM CHANG
Soh Lim Chang
Director

59