Form 10-K/A
period 2013-12-31
Sino Agro Food, Inc.
filed 2014-12-02
CIK 1488419

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

Our Business Model

The Company works together with joint venture partners to form operating companies, in which we acquire equity interest. After a certain period of time and successful operating results, the Company and its joint venture partners will form a ’“Sino Foreign Joint Venture Company (“SJVC”). Prior to the formal naming, registration, and incorporation of an anticipated SJVC, SIAF would prepay a deposit toward the consideration of its future SJVC as a percentage of the assets of the fully developed farm, based on cost. Upon formal incorporation, the pre-payments become equity capital.

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

Notes:

“Unincorporated Project Companies” are private companies formed in China with Chinese citizens acting as their legal representatives as required by Chinese law. These companies’ names will be changed in accordance with the names granted by relevant authorities once their corresponding SJVC’s are formed officially. As of the date of this Annual Report, we do not own any equity stake in any of these Unincorporated Project Companies. However, it means that we have paid certain pre-payments as deposits toward part of the consideration required for the purchase of respective future SJVC, and the corresponding payments made are equal to the % of equity stakes being paid for in the future SJVC.

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

BUSINESS ACTIVITIES OF EXISTING OR NEWLY FORMED SUBSIDIARIES

1. Fishery Division operated by Capital Award Inc.

Our wholly owned subsidiary Capital Award, Inc. (“CA”) generates revenues from two main activities: “Engineering and Consulting Services” and “Marketing and Sales of Seafood.” Engineering and Technology Services are awarded to CA via Consulting and Service Contracts (“CSC’s”) for the development, construction, supply of plants and equipment, and management of fishery (including prawn) farms and related business operations.

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

Up to now, we have not experienced any material disagreement between the above parties. Any disagreement between the parties is usually reconciled and resolved on the spot within our operational guidelines, which clearly define each party’s responsibilities and duties before the transaction can be completed. If not reconciled and resolved, the transaction will not be completed.

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

Series F Shares Mandatory Redemption Payable

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

You should read the following discussion and analysis of financial condition and results of operation together with the financial statements and the related notes appearing beginning on page F-1 of this Annual Report. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. See “Risk Factors” beginning on page 54 of this Annual Report. Our actual results may differ materially.

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

Fishery: Cost of goods sold from fishery increased by $ 27,957,664 (or 119%) from $23,512,812 (restated) for the year ended December 31, 2012 to $51,470,476 for the year ended December 31, 2013. The increase in cost of goods from fishery was primarily due to our increase in quantity of goods sold of sleepy of 2,616 MT (2012: 1,765MT), Eels of 1,661MT (2012: Nil MT) and prawns of 417MT (2012: Nil MT) even though average unit cost of sleepy cods of $12,450/MT (2012: $13,324/MT) dropped slightly by 7%.

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

Fishery: Gross profit from fishery decreased by $784,472 (or 4%) from $21,676,976 for the year ended December 31, 2012 to $20,892,504 for the year ended December 31, 2013. The decrease in fishery was primarily due to market price of sleepy cods dropped from $25,608 per MT to $15,170 per MT.

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

Cattle farm: Cost of services from cattle farm increased by $1,734,919 (or 58%) from $2,998,343 for the year ended December 31, 2012 to $4,733,262 for the year ended December 31, 2013. The increase is due mainly to the billing habit of sub-contractors and suppliers who always try to catch up before the end of the year with most of their outstanding bills that hadn’t been billed during the year. .

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

•	Table (A.5) below highlights on general information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF respectively in the Fiscal Year 2013:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development’s completion date on or before	Contractual amount	% of completion as of 12.31.2013

Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational

Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million	In operation

Fish Farm (2) “The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) 43% and Phase (4) not started.

Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started

Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational

Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	February 2012	March. 2014	$10.6 million	80%

Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed

Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Work in progress

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	Completed

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

	2013	2012

Total amounts of debts to be settled	$18,030,632	$19,529,803
Less: Aggregate market fair value of 37,299,984 (2012: 32,064,588) shares of common stock in exchange of the above debts for debts extinguishment	(16,711,685)	(17,863,417)
Gain on extinguishment of debts	$1,318,947	$1,666,386

2012

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As at 31.12.2011	67,034,262				66,025,493
1/16/2012	867,100.00	0.570	867.10	493,379.90	563,615.00	69,368.00	debt settlement
2/14/2012	1,508,959.00	0.525	1,508.96	790,694.52	905,375.00	113,171.53	debt settlement
3/7/2012	722,225.00	0.625	722.23	450,668.40	455,002.00	3,611.37	debt settlement
3/23/2012	600,000.00	0.64	600.00	380,400.00	450,000.00	69,000.00	debt settlement
4/20/2012	801,666.00	0.62	801.67	496,231.25	568,118.00	71,085.08	debt settlement
4/20/2012	437,370.00	0.62	437.37	270,732.03	310,000.00	38,830.60	debt settlement
4/20/2012	458,524.00	0.62	458.52	283,826.36	325,015.00	40,730.12	debt settlement
5/25/2012	1,280,081.00	0.57	1,280.08	730,926.25	793,650.00	61,443.67	debt settlement
5/25/2012	2,133,606.00	0.57	2,133.61	1,218,289.03	1,315,475.00	95,052.37	debt settlement
6/8/2012	558,538.00	0.53	558.54	296,583.68	365,000.00	67,857.78	debt settlement
6/8/2012	893,639.00	0.53	893.64	474,522.31	585,000.00	109,584.05	debt settlement
6/15/2012	473,923.00	0.49	473.92	231,748.35	310,000.00	77,777.73	debt settlement
7/5/2012	2,151,247.00	0.51	2,151.25	1,094,984.72	1,161,825.00	64,689.03	debt settlement
7/19/2012	1,795,307.00	0.43	1,795.31	768,391.40	931,825.00	161,638.30	debt settlement
2012-8.-8	765,000.00	0.62	765.00	473,535.00	400,000.00	-74,300.00	debt settlement
8/16/2012	906,000.00	0.40	906.00	361,494.00	362,400.00	-	Employees entitlements
8/18/2012	1,678,000.00	0.52	1,678.00	870,882.00	859,825.00	-12,735.00	debt settlement
8/22/2012	1,493,500.00	0.50	1,493.50	737,789.00	773,325.00	34,042.50	debt settlement
9/17/2012	2,902,960.00	0.56	2,902.96	1,622,754.64	1,862,439.00	236,781.40	debt settlement
9/20/2012	1,272,930.00	0.610	1,272.93	775,214.37	850,000.00	73,512.70	debt settlement
9/24/2012	1,196,450.00	0.62	1,196.45	740,602.55	900,000.00	158,201.00	debt settlement
10/10/2012	919,031.00	0.71	919.03	651,592.98	651,071.00	-1,441.01	debt settlement
10/25/2012	1,479,100.00	0.62	1,479.10	915,562.90	915,621.00	-1,421.00	debt settlement
11/15/2012	801,312.00	0.60	801.31	479,985.89	514,550.00	33,762.80	debt settlement
11/19/2012	1,283,240.00	0.60	1,283.24	768,660.76	822,848.00	52,904.00	debt settlement
12/21/2012	3,590,880.00	0.51	3,590.88	1,813,394.40	1,940,224.00	123,238.72	debt settlement

As at 31.12.2012	100,004,850.00		32,970.59	18,192,846.67	85,917,696.00	1,666,385.74

2011

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As at 31.12.2010	55,474,136				66,025,493
1/3/2011	370,000.00	1.46	370.00	539,830.00	562,500.00	22,300.00	debt settlement
1/13/2011	491,000.00	1.45	491.00	711,459.00	736,500.00	24,550.00	debt settlement
2/10/2011	425,000.00	1.40	425.00	594,575.00	637,500.00	42,500.00	debt settlement
2/10/2011	35,000.00	1.40	35.00	48,965.00	52,500.00	3,500.00	debt settlement
4/16/2011	530,000.00	1.30	530.00	688,470.00	795,000.00	106,000.00	debt settlement
4/22/2011	400,000.00	0.98	400.00	391,600.00	600,000.00	208,000.00	debt settlement
5/8/2011	351,000.00	1.00	351.00	350,649.00	526,500.00	175,500.00	debt settlement
7/1/2011	1,706,620.00	1.01	1,706.62	1,721,979.58	1,723,686.20	-	For overseas professional service and employees entitlements
7/11/2011	1,054,109.00	0.90	1,054.11	942,373.45	943,427.56	-	For overseas professional service and employees entitlements
7/11/2011	1,800,000.00	0.90	1,800.00	1,618,200.00	1,620,000.00	-	For overseas professional service and employees entitlements
7/6/2011	-500,000.00	0.78	-500.00	-389,500.00	-390,000.00	-	shares bought back
7/19/2011	-500,000.00	0.78	-500.00	-389,500.00	-390,000.00	-	shares bought back
7/21/2011	304,878.00	0.86	304.88	260,365.81	250,000.00	-10,670.69	debt settlement
7/27/2011	304,878.00	1.02	304.88	310,670.68	250,000.00	-60,975.56	debt settlement
8/16/2011	377,976.00	0.79	377.98	298,223.06	309,940.32	11,339.28	debt settlement
9/2/2011	12,268.00	0.84	12.27	10,292.85	10,059.76	-245.36	debt settlement
9/2/2011	353,542.00	0.84	353.54	296,621.74	296,975.28	-	debt settlement
9/26/2011	426,787.00	0.69	426.79	293,202.67	293,629.46	-	debt settlement
10/8/2011	1,470,588.00	0.70	1,470.59	1,027,941.01	1,250,000.00	220,588.40	debt settlement
10/14/2011	-600,000.00	0.65	-600.00	-389,400.00	-390,000.00	-	Shares brought back
10/19/2011	-620,000.00	0.65	-620.00	-402,380.00	-403,000.00	-	Shares brought back
10/23/2011	-6,400,000.00	0.00	-6,400.00	-	-6,400.00	-	Shares returned to treasury
10/14/2011	600,000.00	0.73	600.00	437,400.00	480,000.00	42,000.00	debt settlement
11/28/2011	1,596,480.00	0.55	1,596.48	873,670.72	1,450,000.00	574,732.80	debt settlement
11/14/2011	620,000.00	0.62	620.00	383,780.00	496,000.00	111,600.00	debt settlement
11/15/2011	6,400,000.00	0.59	6,400.00	3,737,600.00	3,225,600.00	-518,400.00	debt settlement
12/15/2011	550,000.00	0.44	550.00	241,450.00	277,200.00	35,200.00	debt settlement

As at 31.12.2011	67,034,262.00		11,560.13	14,208,539.58	15,207,618.58	987,518.87

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

Note (7) Non-controlling interests

The table below shows the derivation of non-controlling interest:

Names of intermediate holding subsidiaries	Macau EIJI Company Ltd.			A Power Agro Agriculture Development (Macau) Ltd.	Tri-Way Industries Ltd.(HK)	Total
Abbreviated names	(MEIJI)			(APWAM)	(TRW)

% of equity holding on below subsidiaries (in China)	75%	75%	26%	45%	75%
Name of China subsidiaries	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Qinghai Sanjiang A Power Agriculture Co. Ltd. (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names	(JHST)	(JHMC)	(HSA)	(SJAP)	(JFD)
			Bitmap Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Equity % of non-controlling interest	25%	25%	51.5%	55%	25%

Net income of the P.R.C. subsidiaries for fiscal year 2013 in $	$11,618,135	$2,000,942	$2,989,161	$26,587,699	$5,957,259	$49,153,196

Non-controlling interest’s shares of Net incomes in $	$2,904,534	$500,236	$717,398	$14,623,235	$1,489,314	$20,234,717

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

Part B. MD & A on Balance Sheet of Consolidated Results of Continued Operations for the Fiscal year 2013 compared to the Fiscal year 2012

Consolidated Balance sheets	2013	2012	Difference	Note
		(Restated)
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	1,327,274	8,424,265	(7,096,991)
Inventories	8,148,203	17,114,755	(8,966,552)	9
Costs and estimated earnings in excess of billings on uncompleted contracts	663,296	2,336,880	(1,673,584)
Deposits and prepaid expenses	56,609,576	41,278,072	15,331,504	10
Accounts receivable	82,057,942	52,948,350	29,109,592	11
Other receivables	3,782,771	5,954,248	(2,171,477)
Total current assets	152,589,062	128,056,570	24,532,492
Property and equipment
Property and equipment, net of accumulated depreciation	46,487,058	19,946,302	26,540,756	12
Construction in progress	59,134,732	24,492,510	34,642,222	13
Land use rights, net of accumulated amortization	60,705,829	55,733,246	4,972,583	14
Total property and equipment	166,327,619	100,172,058	66,155,561
Other non-current assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	12,081,470	8,114,624	3,966,846	15
Temporary deposits paid to entities for investments in Sino joint venture companies	35,791,840	6,030,785	29,761,055	10 20
License rights	-	1	(1)
Total other non-current assets	48,598,250	14,870,350	33,727,900
Total assets	367,514,931	243,098,978	124,415,953
Current liabilities				16
Accounts payable and accrued expenses	11,055,194	5,762,643	5,292,551
Billings in excess of costs and estimated earnings on uncompleted contracts	3,146,956	2,790,084	356,872
Due to a director	1,793,768	3,345,803	(1,552,035)
Dividends payable	-	951,308	2,195,679
Series F Non-convertible preferred stock redemption payable	3,146,063	-	3,146,063
Other payables	10,768,786	6,654,478	4,114,308
Short term bank loan	4,100,377	3,181,927	918,450
Total current liabilities	34,011,144	22,686,243	11,325,825
Non-current liabilities
Series F Non-convertible preferred stock redemption payable	-	3,146,063	(3,146,063)
Bonds payable	1,725,000	-	1,725,000
Long term debts	180,417	175,006	(94,589)
Total non-current liabilities	1,905,417	3,321,069	(1,415,652)
Stockholders’ equity
Preferred stock
Series A preferred stock	-	-	-
Series B convertible preferred stock	7,000	10,000	(3,000)
Series F Non-convertible preferred stock	-	-	-	16 B
Common stock	137,602	100,005	37,597
Additional paid-in capital	104,913,676	88,091,691	16,821,985
Retained earnings	181,196,498	106,989,969	74,206,529
Accumulated other comprehensive income	6,260,131	3,868,274	2,391,857
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidiaries’ equity	291,264,907	197,809,939	93,454,968
Non-controlling interest	40,333,463	19,281,727	21,051,736
Total stockholders’ equity	331,598,370	217,091,666	114,506,704
Total liabilities and stockholders’ equity	367,514,931	243,098,978	124,415,953

This Part B discusses and analyzes certain items (marked with notes) that we believe would assist our shareholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (9) Break down on inventories

	2013	2012	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	1,761,111	4,612,090	(2,850,979)
Harvested HU plantation	719,329	-	719,329
Bread grass	580,954	1,473,653	(892,699)
Beef cattle	1,951,962	2,569,659	(617,697)
Organic fertilizer	895,670	737,166	158,504
Forage for cattle and consumable	684,979	278,900	406,079
Raw materials for bread grass and organic fertilizer	855,493	6,765,536	(5,910,043)
Immature seeds	698,704	677,751	20,953

	8,148,203	17,114,755	(8,966,552)

Note (10) Breakdown of Deposits and Prepaid Expenses

	2013	2012	Difference	Note
	$	$	$
Deposits for
- purchases of equipment	4,886,048	318,192	4,567,856
- acquisition of land use right	7,826,508	7,826,508	0	10.1
- inventory purchases	9,771,383	2,228,854	7,542,529
- aquaculture contract	-	7,062,600	(7,062,600)
- building materials	1,281,935	2,000,000	(718,065)
- proprietary technology	4,404,210	2,254,839	2,149,371
- construction in progress	23,021,316	14,423,021	8,598,295
Shares issued for employee compensation and oversea professional fee	100,308	271,800	(171,492)
Miscellaneous	-	4,892,258	(4,892,258)

	51,291,708	41,278,072	10,013,636

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of December 31, 2013, we have $7,826,508 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•	$3,182,180 (or RMB20,000,000) was for the full payment on June 6, 2012 for the Land Use Right by HSA of a block of land measuring 150 Mu (approximately 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress as such this payment is recorded as Deposit and Prepaid Expenses and still pending on finalization officially estimated to be on or before September 30, 2014 due to the new legislations of the local Land Laws on agriculture land in China delayed the process.

•	$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. This piece of land will be rezoned into Residential from its present status of agriculture and transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters; as such SJAP is waiting on the completion of such processes to finalize the said purchase of Land Use Right.

•	$4,453,398 (or RMB 27,989,606) was the full payment Capital Award made for the purchase of the Land Use Right on a block of prime agriculture land measuring 235 Mu (approximately 38.5 acres) located at the Cong Hua District Guangzhou City in late October 2010. This block of land is part of a larger block of land (of some 500 acres) that was applying to become a subdivision; however in 2011 the Land Law was changed such that the said sub-division would require the approval of the central government instead of the approval by the local government alone prior to 2011, entailing a much longer approval process. Cong Hua District was rezoned as a suburb of the Guangzhou City in 2010 and is within close proximity of the Guangzhou City; as such management evaluates it as a valuable piece of land very suitable for the development of one of our agriculture projects. However there was an agreement reached with the Vendor that they would endeavor to hurry up with said subdivision’s approval to get us the Land Use Right on or before June 30 2014, failing which they would replace the said land with another block of land to our satisfaction otherwise if we should prefer to wait further on the said approval, they would refund to us US$1 million (or its equivalent in RMB) as consideration of us having to wait during the interim period.

Note (10.2) Information of “Temporary deposits paid to entities for investments in future Sino Foreign Joint Venture companies”:

Under account of	Segment of	Project name	Estimated total	Estimated time	Current status	Deposit & prepayments	Land Bank	% equivalent
Subsidiary			Asset value	of Acquisition	of Project	made as of 12.31.2013	or Built Up area	to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center				1,032,914

CA	Fishery	Fish Farm (2)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2016	in operation	14,554,578	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
						41,109,708

Note (11) Breakdown of Accounts receivable:

	2013
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	6,227,490	3,810,000	-	-	2,417,490
MEIJI	4,357,344	-	-	4,100,787	256,557
SIAF	6,781,796	-	1,018,186	1,227,746	4,535,864

Sales of Live Fish, eels and prawns (from Farms) (CA)	31,150,612	7,390,105	8,858,837	14,619,416	282,254

Sales of imported seafood (SIAF)	1,248,143	1,248,143	-	-	-

Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	4,452,086	1,174,262	1,342,205	1,935,619	-

Sales of HU Flowers (Fresh & Dried) (JHST)	9,568,198	-	8,316,445	1,251,753	-

Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	13,505,551	5,957,772	7,289,257	249,388	9,134

Sales Fertilizer from (HSA)	4,334,788	1,284,122	2,135,652	556,585	358,429

Sales of Live Fish, eels and prawns (JFD)	431,934	-	-	-	431,934

Total	82,057,942	20,864,404	28,960,582	23,941,294	8,291,662

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

Note (16) Current Liabilities:

	As at December 31, 2013	Note
Current liabilities
Accounts payable and accruals	11,055,194	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	3,146,956
Dividend Payables	-	16 B
Series F Non-convertible preferred stock redemption payable	3,146,063
Due to a director	1,793,768
Other payables	10,768,786	16.C
Short term bank loan	4,100,377
	34,011,144

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

Liquidity and Capital Resources

As of December 31 2013, we had unrestricted cash and cash equivalents of $1,327,274, (see notes to the consolidated account), and our working capital as of December 31, 2013 was $113,260,050.

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

In general our compensation is as shown in the table below:

	Description of services and charges	Unit	US$/ unit	Marked up %	Remarks
currently
1	Technology in
	Developer License fees	APM	25,000		Standard fee based on each APM tank of 120 Cu. Liter for tenure of 50 years.
	Operator Licenses fees	APM	10,000		Not applicable here under SFJVC arrangements.

2	Engineering and associated services	Hour	250 / 600 per hour		varied from general to highly technical engineering services.

3	Construction			up to 35%	from contractors’ prices and varied from item to items

4	Supplies of plants & equipment and parts &			up to 40%	from suppliers’ prices & varied from items to items
components

5	Supervision	Hours	350 / hour		per man rate

6	Training of personnel	Hours	250 / hour		per man rate

7	Trailing and testing and commissioning of operation.	Hours	250 / hour		per man rate

8	Out of pocket & miscellaneous expenses			At cost

9	Casual labor payables			up to 15%

10	Management fees	monthly	35,000		from commencement of construction to completion of construction of the project.

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

The cost of sleepy cods breeding technology license is capitalized as proprietary technologies when technological feasibility has been established. Cost of granting sleepy cods breeding technology license is amortized using the straight-line method over its entitled life of 20 years.

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

PROGRESS REPORTS AND SUBSEQUENT EVENTS.

Table (PS 1) below shows the progress reports and subsequent events on operational affairs of each subsidiary:

Name of subsidiaries	Operation divisions	Description
SJAP
	Cattle farming & fattening	During fiscal year 2013, SJAP has developed over 22 cooperative farming societies within the district of Huangyuan, and collectively they have the capacity to grow up to 20,000 head of cattle / year of which there will be at least 12,000 head / year available for slaughter after they have been nurtured under a fattening program to an average of 700 Kg to 800 Kg in body weight from an average of 550 to 650 kg within a period of 3 months. Under the fattening program, young cattle between 18 to 21 months old will be selected and fattened with our concentrated and bulk stock feed for about 3 months. Together with our own cattle fattening houses we project having over 18,000 head of cattle processed through our slaughter house in 2014. In this respect, SJAP is looking at increasing live cattle stock and to implement improvements on the cooperative farms to be able to fatten more cattle over a shorter period of time.
	Fertilizer	The fertilizer manufacturing division is now reaching its maximum production capacity due to limited space at the complex. As such, there will be a need to obtain an alternative site for this division to expand further. However, SJAP currently has no plan for such expansion, and if so, we shall inform shareholders accordingly.
	Bulk live-stock feed	We currently have over 46,000 Mu of pasture / cropping land that should be enough to keep up with the livestock feed production for 2014 estimated to come in at over 60,000 MT.
	Concentrated stock feed	As the increase of fattening cattle will involve more feed being consumed, the production for this division will be increased in 2014.
	Slaughterhouse	Work in progress on the Slaughter house had been delayed due to the spell of long winter months, however, work has commenced April 1, 2014 aiming to complete the project by end of May 2014, and to start full production of slaughter operations June 1, 2014, onward.
	Deboning & processing	Work in progress on the deboning operation faced a similar situation as the slaughter house when it came to winter months. Also, we are awaiting the delivery of an automatic deboning chain from Japan and a Marble meat-press from Europe to begin operations. Most of the refrigeration units have been installed. We are aiming to start this section’s operation by June 1, 2014.
	Others	SJAP has brought in a technology from Japan specializing in the production of Marbled beef meats which are recognized as a higher quality product sold at higher profit margins. The Company is aiming to establish its brand label and to initiate its marketing program under this higher quality grade of beef. In this respect, SJAP set up an exhibit at the Shanghai City Meat Exhibition Fair from March 24th to 28th 2014 to gain recognition of its product, which met another milestone achieved by SJAP in its long road of progress.
HSA
	Fertilizer	During the last quarter of 2013, HSA has completed its expansion work on its fermentation compound, which now has the capacity to produce up to 30,000 MT of fertilizer/year.
	Cattle farming	Work on this development continues to progress with cutout work on the hill next to the fertilizer factory complex half way done. Upon its completion there will be usable flat areas measuring up to 47,000 m2 available for the development of its cattle farms estimated to be started from mid-May 2014. Phase one of this cattle farm development is targeting to have the capacity to fatten up to 2,000 heads of cattle / year using the 3-month fattening program.
	Crop plantation	Work is in progress with cultivation on 1500 mu of agriculture land aiming to harvest up to 10,000 MT of bulk livestock feed to supply its own cattle farm.
JHST
	Immortal Vegetables	JHST cultivated and prepared an additional 30 Mu for the planting of immortal vegetables during the last quarter of 2013 and related seedlings are being nurtured during March 2014 that will be ready for planting as soon as the weather gets warmer sometime during April.
	HU Plantation	All-season internal roads within the HU Plantation (inclusive the road leading into Fish Farm (1) and sub-internal roads) measuring over 9 Km were completed as of the date of this report. As such, the HU plantation property is now having good accessibility to major highways within the district of Enping City.

Drying & Processing	Application had been made to relevant authorities on a block of land owned by JHST under its Land Use Rights (measuring about 50 mu or 33,000 m2) for conversion of Agriculture to Industrial status in March 2014, and are expecting to have a response sometime in June 2014. The aim for this conversion is that the existing processing site for drying and processing of HU Flowers and immortal vegetables is too small (with only about 10 Mu of land) such that expanding the physical plant for this operation is necessary and targeted for completion on or before Q2 2015.
Others	JHST had during the first quarter of 2014 recruited an additional 20 laborers from other Provinces making a total of more than 70 permanent workers employed at the HU Plantation helping JHST overcome its manpower shortage faced last season. As such, additional staff quarters and related facilities are being built targeting completion on or before April 30, 2014.

Table (PS 2) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

MEIJI
	Cattle Farm (1) or (JHMC)	An external road surrounding both Cattle Farms (1 & 2) measuring over 5 Km was completed during FY2013. JHMC has extended the use of this road to the regional public and villages as part of its corporate social responsibility effort. Cattle Farm (1) has been raising Simmental and Angus cattle during FY2013 and supplying part of its product to the Beijing wholesale markets and the Guangzhou wholesale markets. Its supply of young bulls and heifers mainly have come from the ChangChun District situated in Northeast China where long winters and lower temperatures have required almost a month to acclimate the livestock to JHMC’s warmer climate. As a result, inability to achieve sufficient weight gain and an increase in mortality rate (up by 2%) has been experienced. To mitigate such problems, Cattle Farm (1) decided in 2014 to grow a native cattle species (called Southern Yellow Cattle) that do not grow as large as the Angus or Simmental, but do have a similar growth rate in comparison.
	Cattle Farm (2)	Work in progress on Cattle Farm (2) during FY2013 was slow due to extra capital spent on the external road mentioned above, however work has commenced and is progressing well since March 2014.
	Others	On November 23, 2013 MEIJI executed an agreement with Dongguan Jinrun Agriculture Co. Ltd (“DJAC”) to help DJAC develop cattle farms using MEIJI’s semi-free ranging cattle system and aromatic feed feeding program (technology) in Xin Feng County where DJAC executed an agreement with the Government to develop cattle farms under a “Helping the Poor” social program. The Project is to develop cattle farms that have the capacity to fatten 10,000 head of cattle per year by end of 2016 with the aim to increase the total aggregate annual income of 1,000 local household farmers to no less than RMB30 million per year. Under MEIJI’s agreement with DJAC, MEIJI will not make a profit on its transfer of technology, but rather under the condition that all cattle fattened by the Project will be exclusively purchased and marketed by MEIJI under its own brand label.
CA
	Fish Farm (1) (or JFD)	Since Q4 2013, Fish Farm (1)’s repurposing of its growing tanks has resulted in it having 4 tanks producing Sleepy Cod, 6 tanks producing eels and 6 tanks producing prawns, on target to meet its sales projections for 2014.
	Fish Farm (2)	Actual work in progress at the 50 Mu island site were slowed down due to engineering complications that increased the overall construction cost. However, we managed to complete all external dams at the other 300 Mu at Gao’s Aquaculture farm’s property with underground RAS systems that the grow-out of eels and sleepy cod is much more efficient and in better water quality than they were in 2013.
	Prawn Farm (1)	Work to expand its grow-out facility by an additional of 6 tanks started in week (1) April 2014. This expansion is targeted to increase grading frequencies throughout the prawn growing stages allowing us to gauge precise nutrient and supplement levels that are essential to achieve better, more efficient, growth rates.
	Prawn Farm (2)	As of March 31, 2014, Prawn Farm (2) has seen the completion of over 6 x 10 mu and 4 x 20 mu RAS open dams to increase its capacity to house over 30,000 brood-stock mother prawns, and the grow-out of over 120 MT of marketable sized prawns per year. PF(2)’s 2014 target is to produce up to 120 million (Big giant) fingerling prawns / month and 120 million of (Mexican White) fingerling prawns / month.
	R & D	The first batch of 400,000 eel fingerlings (sized about 30mm in length) was imported from Madagascar during late February 2014 and placed into the R&D station to study their adaptability and growth rate in Guangzhou City districts in preparation for importing fingerlings to be grown in our APM farms starting in October 2014 to mid-March 2015. If the R&D test is successful, we shall be able to develop this market into a highly profitable business with lower risk factors by nurturing the fingerlings for 2 months and reselling them at gross margins of over 600% (based on the current wholesale price of RMB13 / piece, cost of fingerling of RMB1.20 / piece and feed cost of RMB7.5 / 1000 pieces / day).

New Prawn Project Zhongshen	A project focused on the prawn and hydroponic industries made up of the following components:
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
* The prawn aquaculture farm development will be using CA’s APM technology and management system, wherein CA will be engaged as the master engineering consultant, manager of business operations, and marketer of the Project’s produce and products).

Table (PS 3) below shows the progress reports and subsequent events on operational affairs of each subsidiary: (Continued)

CA	New Prawn Project Zhongshan (Continued)	* The Project owner will be a Sino Foreign Joint Venture Company (SJVC) formed between Glory Ocean Development Co. Limited (“GODC”) (an HK Incorporation) and a group of businessmen from the Zhongshan City (the Parties) whereas CA granted GODC a developer license with the right to develop the Project using CA’s APM technology and management systems. In this respect, the process for the parties to apply to relevant Authorities to form the SJVC started on March 15, 2014 and expecting completion on or before April 30, 2014. Although the SJVC has not been officially formed, the Government has already granted land leasing rights to the parties with the understanding that once the SJVC is official then the said leasing right will be transferred to the SJVC.
SIAF or (Corporate)	Imports & trading	The seafood trade is subject to seasonal variations, and as such the Company continues to explore the feasibility of import trade with more countries, believing that the demands in quality seafood is huge in China providing strong growth opportunity for the Company in this business sector.
	Madagascar	Having established the collection center and packaging facility in Madagascar during Fiscal year 2013, the Company is now securing supplies of live seafood by air shipments (i.e. crabs and eels) consistently that are being sold in the Shanghai and Guangzhou wholesale markets. We are now developing in Madagascar the supplies of live lobsters and other shell fish and also frozen seafood, as such we believe that the Company will also enjoy good growth in this sector of its businesses, gradually.
	WHX (or restaurant developments & business)	Restaurant (5), situated at HingZhong shopping Complex in Zhongshan City, was opened on March 29, 2014, and marks a total of 5 restaurants being designed and developed by the Company. In this respect we are still learning to develop a style of restaurants that will cater to its localized clients while yielding strong financial benefits to their owners. As such, we are renovating Restaurants #1 and #3 targeting to achieve this aim. Having established the Central kitchen, storage, and bakery in 2013, allows a consistent, uniform, and safe food quality being supplied to the restaurants, and as such we believe that the Leonie chain of Restaurants will secure a good position in the restaurant market and be established into a viable business with good financial fundamentals. The development of restaurants from scratch is a long process especially in major cities of China due to the extensive procedures required in obtaining permits of various forms (i.e. environmental, health, fire, tax, trade business permits, etc.), and the associated facilities required to be provided to staff and workers (i.e. housing, transportation, etc.), and as such, the Company has reduced this kind of development in fiscal year 2013, keeping open the possibility of acquiring existing restaurant operations, helping to shorten the time in establishing the Leonie Chain of 20/30 restaurants. In this respect, the Company is talking and discussing with multiple restaurant operators and intend to keep its shareholders informed, respectively.
	NaWei (or wholesale centers developments & businesses)	On March 1, 2014, the Company had hired an operation manager for NaWei to manage its overall operation with the aim to develop NaWei’s wholesale and retail operations. The Company believes that it is important for NaWei to be involved in the development of its retail venture, so that the household brand label for SJAP’s Marbled beef line can be developed more quickly and efficiently.

Table (PS 4 & 5) below show the tentative Development Schedule planned for business operations for 2014 / 2015:

	2014 (Month )												2015 (Month)
	1	2	3	4	5	6	7	8	9	10	11	12	1	2	3	4	5	6	7	8	9	10	11	12
SJAP
Production and sale of livestock	Increasing livestock, improving and expanding cooperative farms to fatten more cattle and to shorten the fattening period
Production and sale of feedstock
Bulk livestock feed	Cultivate more crop fields to increase production
Concentrate livestock feed	Improving and upgrading to increase production
Production and sale of fertilizer
Slaughterhouse	Completion of all related construction to ensure servicing 500 head / day in 2014, gradually increasing to 800 head / day in 2015
Deboning activity	Installation of 2 new automatic deboning lines & purchase of marbled beef technology and equipment to produce a higher quality product
Value-added processing of beef meats										Developing various processing lines
Marketing and sales	Developing marketing networks in selective Tier (1 and 2) cities (including (i) the development of sales networks into existing markets, and (ii) the development of retail and wholesale distribution facilities in existing centers.
Logistic distribution network							Development of refrigerated delivery to ensure food safety
Other developments (i.e. Enzyme production facility, mash gas station, etc.)											Tentatively targeting to start in 2015
HS.A
Production of fertilizer										Starting expansion program of multi-purpose specialty fertilizer
Trading of fertilizer							Constructing additional storage
Production and sale of live cattle	Construction of cattle farm and cultivation of livestock feed for fattening up to 10,000 head based on 2500 head / 3-month cycle.
Marketing and sales	General promotion activities

JHST
HU Flowers and Immortal vegetables
Fresh HU Flowers
Dried HU Flowers	Construction of more driers												Construction of more driers
Dried Immortal vegetables	Development of additional planting fields												Development of additional planting fields
Other Value-added products	Construction of new processing facilities												Construction of new processing facilities
Other associated developments	Finishing of road work and infrastructure												Infrastructure work

	2014 (Month )												2015 (Month)
	1	2	3	4	5	6	7	8	9	10	11	12	1	2	3	4	5	6	7	8	9	10	11	12

CA
Prawn Projects (Including contracted farms)
Expansion of existing farms	Expansion on PF(1) and construction of adjacent Hydroponic farm, continue work on FF(2), and complete PF(2) phases 2 & 3
New project farms and developments	Construction and development of Zhongshan Prawn Project phase (1) with 1st stage of prawn production beginning in August 2014, projecting 10,000 MT produced by year end 2015
Marketing and sales													Sales promotion programs at wholesale centers in 1st and 2nd Tier Cities in China
Logistic developments										To be guided by the market requirements
Acquisition of SJVC’s (inclusive deposits and prepayments)	Depending on cash-flow, targeting the official formation of 2 SJVC’s in 2014

MEIJI
Production/sale of live cattle (Aromatic)
Expansion of existing farms	Construction of additional cattle houses, development of more crop fields, & increasing amount of livestock																	Construction of additional feed storage and environmental provisions
New project farms and development	Tentatively, no new plans.
Acquisitions of SJVC’s (inclusive deposits and prepayments)	Dependent on cash-flow

SIAF
Seafood import/export trade
Expansion of import trading	Importing/marketing Australian lamb and beef to enhance overall market reach, and coordinating sales of beef from Xining.
Market development	Completing development of reception centers and display showrooms
Acquisitions of SJVC’s (inclusive deposits and prepayments)	Dependent on cash-flow

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

None.

PART III

ITEM 10          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	64	CEO and Director
Tan Poay Teik	55	Chief Marketing Officer and Director
Chen Bor Hann	49	Secretary and Director
Yap Koi Ming (George)	61	Independent Director
Nils Erik Sandberg	73	Independent Director
Daniel Ritchey	45	Independent Director
Lim Chang Soh (Anthony)	50	Independent Director
Olivia Lai	55	Chief Financial Officer

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

(4) All Other Fees

None.

PART IV

ITEM 15          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-Way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement – Tri-Way selling equity interest in TianQuan Science. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents: Capital Award, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents: Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents: Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents: Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws. Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Foods, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Amended and Restated Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

10.1	Patented “Intellectual Property” namely “Zhi Wu Jei Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.1 thereto.

10.2	Sino Foreign Joint Venture Agreement: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.2 thereto.

10.3	Sino Foreign Joint Venture Agreement: Qinghai Sanjiang A Power Agriculture Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.3 thereto.

10.4	Deed of Trust - A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.4 thereto.

10.5	Deed of Trust - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.5 thereto.

10.6	Deed of Trust - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.6 thereto.

10.7	Master License from Infinity Environmental Group, a Belize corporation. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.7 thereto.

10.8	Capital Award Consulting Service Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.8 thereto.

10.9	Tri-Way Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.9 thereto.

10.10.a	Share Sale Agreement of Zhongxingnongmu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.10(a) thereto.

10.10.b	MOU SIAF and Mr. Sun Sales and Purchase of shares Hang Yu Tai. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.10(b) thereto.

10.11	Joint Venture Agreement for Enping City Bi Tao A Power Prawn Culture Development Co., Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.11 thereto.

10.12	AP Technology Consulting Services Agreement between Capital Award and a Group of China Parties. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.12 thereto.

10.13	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.13 thereto.

10.14	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.14 thereto.

10.15	Employment Agreement - Lee. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.15 thereto.

10.16	Employment Agreement - Tan. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.16 thereto.

10.17	Employment Agreement - Chen. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.17 thereto.

10.18	SJVC Enping Cattle and Sheep Farm Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.18 thereto.

10.19	Bait Fish Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.1 thereto.

10.20	Sleepy Cod Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.2 thereto.

10.21	Agreement between Capital Award, Inc. and Liu Gang, et al. Incorporated herein by reference to the Current Report on Form 8-K filed on February 29, 2012 as Exhibit 10.1 thereto.

10.22	Agreement between Macau Eiji Company Limited and Mr. Jin Xuesong. Incorporated herein by reference to the Current Report on Form 8-K filed on March 28, 2012 as Exhibit 10.1 thereto.

10.23	Addendum to Consulting and Services Agreement. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.1 thereto.

10.24	SJVC Agreement between MEIJI and Mr. He Yue Xiong. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.2 thereto.

10.25	Consulting and Services Agreement MEIJI and Mr. He Yue Xiong, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.3 thereto.

10.26	Agreement to Purchase Young Beef between MEIJI and Yang Zi Shao Town Cattle Farm. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.4 thereto.

10.27	WSPS SJVC between the Company and Zhou Jianfeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.5 thereto.

10.28	WSPS Consulting and Services Agreement between Capital Award and Zhou Jianfeng, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.6 thereto.

10.29	Memorandum of Understanding between the Company and Wu Xiaofeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.7 thereto.

10.30	Jiangmen Hang Meiji Cattle Farm Co. Ltd. Statutory Documents. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.8 thereto.

10.31	Consulting and Service Agreement (Wholesale 2) between the Company and Guangzhou YiLi Na Wei Trading Co. Ltd. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.9 thereto.

10.32	JFD Lease agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.32 thereto.

10.33	JHMC Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.33 thereto.

10.34	JHST Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.34 thereto.

10.35	Sino Agro Food, Inc. Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.35 thereto.

10.36	Capital Award Consulting Service Agreement related to Fish Farm 2. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.36 thereto.

10.37	WXC Consulting Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.37 thereto.

10.38	Consulting and Service Agreement between MEIJI and Wei Da Xing, et al. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.38 thereto.

10.39	License Agreement between Capital Award Inc. and Glory Ocean Development Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on March 5, 2014 as Exhibit 10.1 thereto.

10.40	SJVC Agreement between group of business investors in Zhongshan City, Guangdong Province, PRC and Glory Ocean Development Ltd. Incorporated herein by reference to the Annual Report on Form 10-K filed on April 11, 2014 as Exhibit 10.40 thereto.

14	Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013 as Exhibit 14 thereto.

21	List of subsidiaries. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 21 thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Opinion of PRC Counsel. Incorporated herein by reference to the Annual Report on Form 10-K/A filed on July 1, 2014 as Exhibit 99.1 thereto.

99.2	Decree of the State Council of the People’s Republic of China. Incorporated herein by reference to the Annual Report on Form 10-K/A filed on July 1, 2014 as Exhibit 99.2 thereto.

99.3

Description of the Law of the People’s Republic of China on Sino-Foreign Contractual Joint Ventures. Incorporated herein by reference to the Annual Report on Form 10-K/A filed on July 1, 2014 as Exhibit 99.3 thereto.

101 .INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

December 2, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

December 2, 2014	By:	/s/ OLIVIA LAI
Olivia Lai Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 2, 2014	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

December 2, 2014	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Marketing Officer and Director

December 2, 2014	By:	/s/ CHEN BORHANN
Chen Bor Hann Corporate Secretary and Director

December 2, 2014	By:	/s/ YAP KOI MING
Yap Koi Ming Director

December 2, 2014	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

December 2, 2014	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Director

December 2, 2014	By:	/s/ SOH LIM CHANG
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

The Company has restated (i) its statement of cash flows to correct an error related to the reporting of cash flows from the temporary deposits paid to entities for equity investment in future Sino Joint Venture companies during 2012 and the effects of that restatement are explained in note 33 to the consolidated financial statements; (ii) its balance sheets to reclassify (a) deferred dividend as Series F Non-convertible preferred stock redemption; and (b) temporary deposits paid to entities for equity investment in future Sino Joint Venture companies from current assets to other non-current assets and its details are disclosed in note 16 to the consolidated financial statements.

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

Anthony Kam & Associates Limited, CPA.

Hong Kong

December 1, 2014

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,327,274	$8,424,265
Inventories	8,148,203	17,114,755
Cost and estimated earnings in excess of billings on uncompleted contracts	663,296	2,336,880
Deposits and prepaid expenses	51,291,708	41,278,072
Accounts receivable, net of allowance for doubtful accounts	82,057,942	52,948,350
Other receivables	3,782,771	5,954,248
Total current assets	147,271,194	128,056,570
Property and equipment
Property and equipment, net of accumulated depreciation	46,487,058	19,946,302
Construction in progress	59,134,732	24,492,510
Land use rights, net of accumulated amortization	60,705,829	55,733,246
Total property and equipment	166,327,619	100,172,058
Other non-current assets
Goodwill	724,940	724,940
Proprietary technologies, net of accumulated amortization	12,081,470	8,114,624
Temporary deposits paid to entities for investments in Sino joint venture companies	41,109,708	6,030,785
License rights	-	1
Total other non-current assets	53,916,118	14,870,350

Total assets	$367,514,931	$243,098,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$11,055,194	$5,762,643
Billings in excess of costs and estimated earnings on uncompleted contracts	3,146,956	2,790,084
Due to a director	1,793,768	3,345,803
Dividends payable	-	951,308
Series F Non-convertible preferred stock redemption payable	3,146,063	-
Other payables	10,768,786	6,654,478
Short term bank loan	4,100,377	3,181,927
	34,011,144	22,686,243

Non-current liabilities
Series F Non-convertible preferred stock redemption payable	-	3,146,063
Bonds payable	1,725,000	-
Long term debts	180,417	175,006
	1,905,417	3,321,069

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 7,000,100 and 10,000,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively)	-	-
Series B convertible preferred stock: $0.001 par value) (10,000,000 shares designated, 7,000,000 and 10,000,000 shares issued and outstanding) as of December 31, 2013 and December 31, 2012, respectively)	7,000	10,000
Series F Non-convertible preferred stock: $0.001 par value) (1,000,000 shares designated, 0 shares issued and outstanding) as of December 31, 2013 and December 31, 2012, respectively)	-	-
Common stock: $0.001 par value (170,000,000 shares authorized, 137,602,043 and 100,004,850 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively)	137,602	100,005
Additional paid - in capital	104,913,676	88,091,691
Retained earnings	181,196,498	106,989,969
Accumulated other comprehensive income	6,260,131	3,868,274
Treasury stock	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity	291,264,907	197,809,939
Non - controlling interest	40,333,463	19,281,727
Total stockholders’ equity	331,598,370	217,091,666
Total liabilities and stockholders’ equity	$367,514,931	$243,098,978

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

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Series A		Series B Convertible		Series F Non-Convertible
	Common stock		Preferred stock		Preferred stock		Preferred stock
	Par value $0.001		Par value $0.001		Par value $0.001		Par value $0.001
	Number		Number		Number		Number
	of shares	Amount	of shares	Amount	of shares	Amount	of shares	Amount
		$		$		$		$
Balance as of January 1, 2012	67,034,262	67,034	100	-	7,000,000	7000	-	-

Issue of Series B convertible preferred stock	-	-	-	-	3,000,000	3000	-	-
Issue of common stock

- For settlement of debts	32,064,588	32,065	-	-	-	-	-	-
- Employees’ compensation	906,000	906	-	-	-	-	-	-
					-
Amortize discount - Convertible notes	-	-	-	-	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	-
Business combination of a subsidiary	-	-	-	-	-	-	-	-
Dividends
- Cash dividends	-	-	-	-	-	-	-	-
Reserve for Series F Non-convertible preferred stock redemption	-	-	-	-	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-
Balance as of December 31, 2012	100,004,850	100,005	100	-	10,000,000	10,000	924,180	924
Series B convertible preferred stock cancelled	-	-	-	-	(3,000,000)	(3,000)	-	-
Issue of common stock

- For settlement of debts	37,299,984	37,300	-	-	-	-	-	-
- Employees’ compensation	297,209	297	-	-	-	-	-	-
Amortize discount - Convertible notes	-	-	-	-	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	-	-
Balance as of December 31, 2013	137,602,043	137,602	100	-	7,000,000	7,000	924,180	924

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Accumulated
	Treasury stock		Additional		other	Non -
	Number		paid - in	Retained	comprehensive	controlling
	of shares	Amount	capital	earnings	income	interest	Total
		$	$	$	$	$	$

Balance as of January 1, 2012	(1,000,000)	(1,250,000)	72,794,902	50,395,444	3,446,838	9,934,155	135,395,373
					.
Issue of Series B convertible preferred stock	-	-	-	-	-	-	3,000
Issue of common stock

- For settlement of debts	-	-	17,831,352	-	-	-	17,863,417
- Employees’ compensation	-	-	361,494	-	-	-	362,400

Amortize discount - Convertible notes	-	-	228,680	-	-	-	228,680
Net income for the year	-	-	-	57,545,832	-	5,706,708	63,252,540
Business combination of a subsidiaries	-	-	-	-	-	3,613,316	3,613,316
Dividends
- Cash dividends	-	-	-	(951,307)	-	-	(951,307)
Reserve for Series F Non-convertible preferred stock redemption	-	-	(3,124,737)	-	-	-	(3,124,737)

Foreign currency translation gain	-	-	-	-	421,436	27,548	448,984
Balance as of December 31, 2012	(1,000,000)	(1,250,000)	88,091,691	106,989,969	3,868,274	19,281,727	217,091,666
Series B convertible preferred stock cancelled	-	-	-	-	-	-	(3,000)
Issue of common stock

- For settlement of debts	-	-	16,674,386	-	-	-	16,711,686
- Employees’ compensation	-	-	133,447	-	-	-	133,744

Amortize discount - Convertible notes	-	-	14,152	-	-	-	14,152
Net income for the year	-	-	-	74,206,529	-	20,234,717	94,441,246
Foreign currency translation gain	-	-	-	-	2,391,857	817,019	3,208,876
Balance as of December 31, 2013	(1,000,000)	(1,250,000)	104,913,670	181,196,498	6,260,131	40,333,463	331,598,370

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
		(Restated)
Cash flows from operating activities
Net income	$94,441,246	$63,252,540
Adjustments to reconcile net income to net cash from operations:
Depreciation	1,496,551	443,361
Amortization	2,006,146	1,934,909
Gain on extinguishment of debts	(1,318,947)	(1,666,386)
Loss on disposal of property, plant and equipment	136	-
Common stock and bond issued for services	405,236	2,229,657
Other amortized costs	57,278	-
Changes in operating assets and liabilities:
Decrease/(increase) in inventories	8,966,552	(10,037,494)
Increase in deposits and prepaid expenses	(22,827,646)	(28,276,491)
(Decrease)/increase in due to a director	(1,555,036)	12,239,470
Increase in accounts payable and accrued expenses	5,292,551	3,330,443
Increase in other payables	22,144,941	1,482,417
Increase in accounts receivable	(29,069,592)	(18,142,198)
Decrease/(increase) in cost and estimated earnings in excess of billings on uncompleted contacts	1,673,584	(1,880,776)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	356,872	827,965
Decrease in amount due to related parties	-	(867,413)
Decrease in amount due from related parties	-	15,820,752
Decrease in other receivables	2,171,477	3,734,623
Net cash provided by operating activities	84,241,349	44,425,379
Cash flows from investing activities
Purchases of property and equipment	(7,002,878)	(10,756,744)
Payment for investment in future Sino Joint Venture companies	(35,078,923)	(6,030,785)
Acquisition of proprietary technologies	-	(1,500,000)
Net cash outflow from business combination of a subsidiaries less cash acquired	-	(6,893,349)
Payment for construction in progress	(51,226,616)	(19,185,878)
Net cash used in investing activities	(93,308,417)	(44,366,756)
Cash flows from financing activities
Proceeds from long term debt	-	175,006
Proceeds from short term debt	4,100,377	3,181,927
Repayment of short term debt	(3,181,927)	-
Non-controlling interest contribution	-	3,634,064
Proceeds from bond payable	940,000	-
Dividends paid	(951,308)	(134,631)
Net cash provided by financing activities	907,142	6,856,366
Effects on exchange rate changes on cash	1,062,935	121,368
(Decrease)/increase in cash and cash equivalents	(7,096,991)	7,036,357
Cash and cash equivalents, beginning of year	8,424,265	1,387,908
Cash and cash equivalents, end of year	1,327,274	8,424,265
Supplementary disclosures of cash flow information:
Cash paid for interest	$393,592	$282,320
Cash paid for income taxes	-	-
Non - cash transactions
Common stock issued for settlement of debts	$16,711,685	$17,863,417
Series B convertible preferred stock	$(3,000)	$3,000
Common stock issued for services and employee compensation	$133,744	$362,400
Transfer to land use rights from construction in progress	$20,726,266	$528,451
Transfer to land use rights from deposits and prepaid expenses	$4,404,179	$-
Transfer to property and equipment from deposits and prepaid expenses	$308,299	$-
Transfer to construction in progress from deposits and prepaid expenses	$4,141,872	$-
Transfer to proprietary technologies from deposits and prepaid expenses	$4,390,043	$-
Transfer to property and equipment from land use rights	$-	$6,419,170

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

On February 28, 2011, the Company applied to  form Enping City Bi Tao A Power Prawn Culture Development Co Limited (“EBAPCD”) , and the Company would indirectly own a 25% equity interest in future Sino Joint Venture Company (pending approval).

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.2 REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (2012: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (2012: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (2012: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (2012: 0%) directly	Dormant

Tri-way Industries Limited (“TRW”)	Hong Kong, PRC	100% (2012: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Meiji Limited (“MEIJI”)	Macau, PRC	100% (2012: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, PRC	100% (2012: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	PRC	75% (2012: 75%) directly	Hylocereus Undatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	PRC	75% (2012: 75%) indirectly	Fish cultivation
Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	PRC	75% (2012: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	PRC	76% (2012: 76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	PRC	45% (2012: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

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

Revenues from the Company’s consulting and services under development contracts are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term. The percentage of costs incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

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

For fixed-price contracts, the Company uses the ratio of costs incurred to date on the contract to management’s estimate of the contract’s total costs, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract costs include all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company accounts for maintenance and repair services under the guidance of ASC 605 as the services provided relate to construction work. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, and estimated profitability arising from contract penalty, change orders and final contract settlements may result in revisions to the estimated profit ability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized as contract costs in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the loss was identified.

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

The cost of sleepy cods breeding technology license is capitalized as proprietary technologies when technological feasibility has been established. Cost of granting sleepy cods breeding technology license is amortized using the straight-line method over its estimated life of 25 years.

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

(a)equity-at-risk is not sufficient to support the entity’s activities;

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.25 POLITICAL AND BUSINESS RISK

The Company’s operations are carried out in the PRC. Accordingly, the political, economic and legal environment in the PRC may influence the Company’s business, financial condition and results of operations by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$51,470,476	$-	$-	$-	$-	$51,470,476
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	10,101,512	-	-	-	10,101,512
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	7,040,470	-	-	7,040,470
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	38,411,418	-	-	38,411,418
Macau Eiji Company Limited (“MEIJI”)	-	-	-	13,161,262	-	13,161,262
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	19,160,917	19,160,917
	$51,470,476	$10,101,512	$45,451,888	$13,161,262	$19,160,917	$139,346,055

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

6. CASH AND CASH EQUIVALENTS

	2013	2012

Cash and bank balances	$1,327,274	$8,424,265

7. INVENTORIES

As of December 31, 2013, inventories are as follows:

	2013	2012

Sleepy cods, prawns, eels and marble goble	$1,761,111	4,612,090
Bread grass	580,955	1,473,653
Beef cattle	1,951,962	2,569,659
Organic fertilizer	895,670	737,166
Forage for cattle and consumable	684,979	278,900
Raw materials for bread grass and organic fertilizer	855,493	6,765,536
Immature seeds	698,704	677,751
Harvested HU plantation	719,329	-
	8,148,203	17,114,755

8. DEPOSITS AND PREPAID EXPENSES

	2013	2012

Deposits for
- purchases of equipment	$4,886,048	$318,192
- acquisition of land use rights	7,826,508	7,826,508
- inventories purchases	9,771,383	2,228,854
- aquaculture contract	-	7,062,600
- building materials	1,281,935	2,000,000
- proprietary technologies	4,404,210	2,254,839
- construction in progress	23,021,316	14,423,021
Miscellaneous	-	4,892,258
Shares issued for employee compensation and overseas professional fee	100,308	271,800
	$51,291,708	$41,278,072

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

14. PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On March 6, 2012, MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattle for $1,500,000. On October 1, 2013, SIAF was granted a license to exploit sleepy cods breeding technology license for to grow out sleepy cods for $2,270,968 for 50 years. SJAP booked bacterial cellulose technology license and related trademark for $2,119,075 and amortized expenditures for 20 years starting from January 1, 2014.

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

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”)engaged in projects development of trade and seafood centres, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs.The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of December 31 2013, the percentages of equity stakes of SFJVCs A (trade and seafood centres), B ( fish farm 2 Gao Qiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are not yet determined, 23%, 23%, 56%, 29% and 35% respectively.

 * The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

17. VARIABLE INTEREST ENTITY

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

17. VARIABLE INTEREST ENTITY (CONTINUED)

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

18. LICENSE RIGHTS

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

20. CONSTRUCTION CONTRACT

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

22. SHAREHOLDERS’ EQUITY

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

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non-Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. However, the Company was unable to issue the Series F Non-convertible Preferred Stock as originally contemplated. Consequently, The Company’s transfer agent was instructed to note in its record date rather than actual issue the Preferred F shares.  On June 14, 2014,  the Company announced the delay in payment of the coupon until May 30, 2015 as disclosed in note 34 to the consolidated financial statements. The company reserved the excess over the nominal amount of the Series F Non-convertible Preferred Stock of $3,124,737 as Series F Non-convertible Preferred Stock redemption payable.

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of December 31, 2013 and 2012 are 924,180 shares and grand total issued and outstanding preferred stock as of December 31, 2013 and 2012 are 7,924,280 shares and 10,924,280, respectively.

Common Stock:

On December 5, 2012, the Company obtained stockholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, no par value (the “ Common Stock”), from 100,000,000 to 130,000,000. The board of directors believes that the increase in our authorized Common Stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

22. SHAREHOLDERS’ EQUITY (CONTINUED)

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

On December 5, 2012, the Company obtained stockholder consent for the approval of an amendment to our articles of incorporation to increase our authorized shares of common stock, no par value (the “ Common Stock”), from 130,000,000 to 170,000,000. The board of directors believes that the increase in our authorized Common Stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financings and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on January 24, 2013.

The Company has common stock of 137,602,043 and 100,004,850 shares issued and outstanding as of December 31 , 2013 and 2012, respectively.

23. CONVERTIBLE NOTES PAYABLE

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

23. CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

24. WARRANTS

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

26. BUSINESS COMBINATION

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

26. BUSINESS COMBINATION (CONTINUED)

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Net assets at fair value acquired:
Property and equipment	$512,450
Construction in progress	4,177,007
Inventories	671,429
5,360,886
Less: Non - controlling interest	(1,340,221)
$4,020,665

Satisfied by
Purchase consideration	$4,020,665

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

27. BONDS PAYABLE

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

28. STOCK BASED COMPENSATION

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

29. CONTINGENCIES

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

32. EARNINGS PER SHARE

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

33. RESTATEMENT OF CONSOLIDATED STATEMENT OF CASH FLOW

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012 (EXTRACT)

	2012	Adjustments		2012
	(As reported)			(Restated)

Cash flows from operating activities
Net income	$63,252,540			$63,252,540
Adjustments to reconcile net income (loss) from continuing operations to net cash from operations:
Depreciation	443,361			443,361
Amortization	1,934,909			1,934,909
Gain on extinguishment of debts	(1,666,386)			(1,666,386)
Common stock issued for services	2,229,657			2,229,657
Other amortized costs	-			-
Changes in operating assets and liabilities:
Decrease/(increase) in inventories	(10,037,494)			(10,037,494)
Increase in deposits and prepaid expenses	(34,307,276)	6,030,785	*	(28,276,491)
(Decrease)/increase in due to a director	12,239,470			12,239,470
Increase in accounts payable and accrued expenses	3,330,443			3,330,443
Increase in other payables	1,482,417			1,482,417
Increase in accounts receivable	(18,142,198)			(18,142,198)
Decrease/(increase) in cost and estimated earnings in excess of billings on uncompleted contacts	(1,880,776)			(1,880,776)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	827,965			827,965
Decrease in amount due to related parties	(867,413)			(867,413)
Decrease in amount due from related parties	15,820,752			15,820,752
Decrease in other receivables	3,734,623			3,734,623
Net cash provided by operating activities	38,394,594			44,425,379
Cash flows from investing activities
Purchases of property and equipment	(10,756,744)			(10,756,744)
Payment for investment in future Sino Joint Venture companies	-	(6,030,785	)*	(6,030,785)
Acquisition of proprietary technology	(1,500,000)			(1,500,000)
Net cash outflow from business combination of a subsidiaries less cash acquired	(6,893,349)			(6,893,349)
Payment for construction in progress	(19,185,878)			(19,185,878)
Net cash used in investing activities	(38,335,971)			(44,366,756)
Cash flows from financing activities
Proceeds from long term debt	175,006			175,006
Proceeds from short term debt	3,181,927			3,181,927
Non-controlling interest contribution	3,634,064			3,634,064
Repayment of short term debt	-			-
Proceeds from bond payable	-			-
Dividends paid	(134,631)			(134,631)
Net cash provided by financing activities	6,856,366			6,856,366
Effects on exchange rate changes on cash	121,368			121,368
(Decrease)/increase in cash and cash equivalents	7,036,357			7,036,357
Cash and cash equivalents, beginning of year	1,387,908			1,387,908
Cash and cash equivalents, end of year	$8,424,265			$8,424,265

* Note: These adjustments are to classify movement of temporary deposits paid to entities for equity investment in future Sino Joint Venture companies included in deposits and prepaid expenses as cash flows used in investing activities.

34. SUBSEQUENT EVENTS

(i)	On May 5, 2014, the Company requested the Securities and Exchange Commission to issue an order granting the withdrawal of the registration statement related to a public offering of common stock of the Company for maximum aggregate gross proceeds of $26,250,000 filed on March 28, 2013.
(ii)	On June 12, 2014, the Company announced the delay in the payment of the coupon until May 30, 2015.

