Form 10-K
period 2014-12-31
Sino Agro Food, Inc.
filed 2015-03-31
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐    No       ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2014, based upon the $4.07 per share closing price of such stock on that date, was approximately $49,951,309

There were 18,069,412 shares of common stock outstanding as of March 27, 2015.

Documents incorporated by reference:  None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

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

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Revenues by division were as follows (in millions of U.S. dollars):

Division (on Sales of Goods)	2014	2013
Fisheries (CA)	$105.8	$72.4
Organic Fertilizer (HSA & SJAP	122.0	73.7
Cattle (MEIJI)	32.9	17.7
Plantation (JHST)	11.1	22.8
Corporate, Marketing & Trading (SIAF)	50.6	22.0
Total Revenues derived on sales of goods	$322.4	$208.6

Division (on consulting & services)	2014	2013
CA (Fishery related developments)	$76.8	$36.7
MEIJI (Cattle farm developments)	0	7.1
SIAF (Other developments)	4.9	9.0
Total Revenues derived on consulting & services	$81.7	$52.8

History

Our company, which was formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc., was incorporated on October 1, 1974 in the State of Nevada. We were engaged in the mining and exploration business but ceased our mining and exploring business on October 14, 2005. On August 24, 2007, we entered into a Merger and Acquisition Agreement with Capital Award Inc., a Belize corporation and its subsidiaries Capital Stage Inc. and Capital Hero Inc. Effective the same date, Capital Award completed a reverse merger transaction with us. We acquired all the outstanding common stock of Capital Award from Capital Adventure, a shareholder of Capital Award, for 3,232,323 shares of our common stock.

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

To accomplish this, we use our expertise and know how in specific agriculture and aquaculture technologies. Our “A Power Re-circulating Aquaculture System,” sometimes referred to herein as APRAS, is a patented and proven technology for indoor fish farming. We have developed modern techniques and technologies to grow, feed and house both fish and cattle. These are engineered into the designs of, and the management systems for, indoor and outdoor fishery and cattle farms. Our experience managing crops, and employing technologies, including hydroponic, to work within climate and growing conditions optimizes production of organic, green and natural agricultural produce.

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

Revenues are generated from activities that we divide into five stand-alone business divisions or units: (1) Fishery, (2) Cattle & Beef, (3) Organic Fertilizer, (4) HU Plantation, and (5) Marketing and Trading. This fifth and newest division, “Marketing and Trading” represents our strongest push to vertically integrate the Company’s operations, furthering the Company’s overall “farm to plate” concept.

Four major customers for the Marketing and Trading unit accounted for 62.55% of consolidated revenues during the fiscal year ended December 31, 2014.

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

Our Business Model

The Company works together with joint venture partners to form operating companies, in which we acquire equity interest. After a certain period of time and successful operating results, the Company and its joint venture partners will form a Sino Foreign Joint Venture Company (“SJVC”). Prior to the formal naming, registration, and incorporation of an anticipated SJVC, SIAF would prepay a deposit toward the consideration of its future SJVC as a percentage of the assets of the fully developed farm, based on cost. Upon formal incorporation, the pre-payments become equity capital.

Incorporated companies are joint ventures managed at a local operations level by joint venture partners, and overseen by SIAF.

The Company embarked upon a five-year phased growth plan in January, 2010. This plan targeted accruing net assets of approximately $500 million by the end of February, 2015. As of December 31, 2014, our net tangible book value stood at $399,647,082. Nearly all of these assets have come from, and are anticipated to come from, internally generated income and grants.

We believe that income from operations will fulfill our targeted net assets. Expansion of existing joint venture operations, as well as increases in equity stakes in SJVC’s that will be incorporated progressively through the end of 2015, are expected to add to net assets. As has been our history, the quarterly increase in net assets is itself expected to grow each quarter in 2015; however, there is no guarantee that this will be achieved.

Cross-Listing on First North

We have taken steps to have our shares of common stock quoted (no new shares will be issued) on NASDAQ OMX First North in Stockholm, Sweden (“First North”). First North is an alternative market, operated by the different exchanges within NASDAQ OMX (the “Exchange”). It does not have legal status as an EU-regulated market. Companies trading on First North are subject to the rules of First North and not the legal requirements for admission to trading on a regulated market. The risk in such an investment may be higher than on the main market.

Before trading in our shares of common stock can commence, an application must be submitted to the Exchange for approval. We have engaged Mangold Fondkommission AB (“MFAB”) to act as our financial advisor in connection with our efforts to have our shares of common stock quoted on First North. MFAB, based in Stockholm, is assisting us in the application process. Trading on First North is subject to a number of conditions including affiliation of our shares to Euroclear Sweden, sufficient shareholder distribution in Sweden and the approval of NASDAQ OMX. Our shares are currently eligible for quotation on the OTC QB in the United States and we expect them to continue to be traded on the OTC QB, in addition to First North, if approved. There can be no assurance that our shares of common stock will trade on First North.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.0 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	only two years of audited consolidated financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” disclosure;

•	reduced disclosure about our executive compensation arrangements;

•	no requirement that we hold non-binding advisory notes on executive compensation or golden parachute arrangements; and

•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Reverse Split

On November 10, 2014, the board of directors of Sino Agro Food, Inc. approved an amendment to our Articles of Incorporation to effectuate a reverse stock split (the “Reverse Split”) of our common stock, par value $.001 per share, affecting both the authorized and issued and outstanding number of such shares by a ratio of 1 for 9.9. The Reverse Split became effective in the State of Nevada on December 16, 2014. The Market Effective Date of the Reverse Split was December 16, 2014, having been approved by the Financial Industry Regulatory Authority, Inc. (“FINRA”) on December 15, 2014. As a result of the Reverse Split, each 9.9 shares of common stock authorized as well as each such share issued and outstanding prior to the Reverse Split has been converted into 1 share of common stock, and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock have been proportionally adjusted. All references to common stock have been retroactively restated.

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

OTC QB: SIAF

Sino Agro Food, Inc. became a fully reporting company in 2011, with the effectiveness of its Form 10. Our shares of common stock are currently quoted on the OTC QB.

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

In the past few years, our company has matured into a company dedicated to the agriculture and aquaculture industry. We have made early inroads to all levels of business in our supply chain. Our revenues are mainly derived from seafood and beef, along with fertilizer, livestock, the HU Plantation, and our services in engineering consulting. We divide our business activities into five standalone business divisions or units: (1) Fishery, (2) Cattle & Beef, (3) Organic Fertilizer, (4) HU Plantation and (5) Marketing and Trading.

Our LawZi Prawns

CHARTS AND TABLES

The following exhibits provide overview information about our Company:

(1) Exhibit 1 contains two organization charts. Chart 1(a) reflects our Group Corporate Structure as at December 31, 2014. Chart 1(b) indicates the prospective structure of our “Unincorporated Project Companies.” These are future SJVC’s that are not yet officially formed, but are operational. The Company paid deposits (for a percentage of equity) as consideration toward their respective acquisitions pending formation of corresponding SJVC’s. Official formations are scheduled in 2015 and 2016.

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

Exhibit 1, Chart 1(a) represents our group organization structure:

Exhibit 1, Chart 1(b) shows how our unincorporated companies fit into our corporate structure:

Notes: 1. The “Unincorporated Project Companies” are private companies formed in China with Chinese citizens acting as their legal representative as required by Chinese law. These companies’ names will be changed in accordance with the names granted by relevant authorities once their corresponding Sino Joint Venture companies (SJVC) have officially been formed.

2. The % shown above represents the payments toward their respective purchases in equivalent to the equity % of the respective SJVCs pending the official approval for the formation thereof.

Exhibit 2: Abbreviated Names of the Entities

Incorporated Companies

#	Abbreviation	Name of Entity	Date Formed

1	SIAF	Sino Agro Food, Inc.	1974

2	CA	Capital Award Inc.	2003

3	MEIJI	Macau EIJI Company Ltd.	2005

4	APWAM	A Power Agro Agriculture Development (Macau) Ltd.	2007

5	TRW	Tri-way Industries Ltd. (Hong Kong)	2009

6	CS	Capital Stage Inc.	2003

7	CH	Capital Hero Inc.	2003

8	JHST or HU Plantation	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	2009

9	JHMC or Cattle Farm 1	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	2012

10	SJAP	Qinghai Sanjiang A Power Agriculture Co. Ltd.	2009

11	JFD or Fish Farm 1	Jiangmen City A Power Fishery Development Co. Ltd.	2011

12	HSA	Hunan Shenghua A Power Agriculture Co. Ltd.	2011

13	SIAFS	Sino Agro Food Sweden Aktiebolag	2013

Unincorporated Project Companies

#	Abbreviation	Name of Entity	Date Formed

14	APNW or Wholesale Center 1	Guangzhou City A Power NaWei Trading Co. Ltd. China	2012

15	ZSAPP or Prawn Farm 2	Zhongshan A Power Prawn Culture Farms Development Co. Ltd. China	2012

16	EBAPCD or Prawn Farm 1	Enping City A Power Prawn Culture Development Co. Ltd. China	2011

17	EAPBCF or Cattle Farm 2	Enping City A Power Beef Cattle Farm 2 Co. Ltd. China	2011

18	Fish & Eel Farm 2	XinHui City Gao A Power Aquaculture Fishery Development Co. Ltd.	2011

19.	ZSNPF	Zhongshan City A Power Agriculture Development Co. Ltd.	2014

20.	Shanghai Distribution (1)	Shanghai Ding Tai A Power Aquatic Products Co. Ltd.	2015

21.	Shanghai Distribution (2)	Shanghai Hong Cheng A Power Trading Co. Ltd.	2015

All “Unincorporated Project Companies” are private companies formed in China with Chinese citizens acting as their legal representatives as required by Chinese law. These companies’ names will be changed in accordance with the names granted by the relevant authorities once their corresponding SJVC have officially been formed. As of the date of this Annul Report, we do not own any equity stake in any of these Unincorporated Project Companies. However, we have paid certain amount of pre-payments as deposits toward part of the respective consideration required for the purchase of respective future SJVC, and the corresponding payments made are equal to the % of equity stakes being paid for in the respective future SJVC.

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

SJAP

Existing activities:

Manufacturing of organic fertilizer, bulk and concentrated livestock feed, and rearing of cattle and cooperative farming

Slaughter and deboning of cattle and value added processing of beef products

Expected added activities by 2015 or 2016: Manufacturing of Enzyme

Electricity generation via Marsh Gas Station

JFD or Fish Farm 1	Growing of fish (sleepy cod species), eels (Flower Pattern species) and prawns.

HSA	Existing Activities Manufacturing of organic fertilizer, 100% pure organic mixed fertilizer and lake fish farming organic fertilizer. Expected added activities by 2015: Cattle farming

SIAFS	Various support and service to parent company, asset management, finance, consulting and provision of services in agriculture and aquaculture, marketing and sale of agricultural products, consultancy for business development in China, and related business.

Business Activities of the Unincorporated Project Companies

Abbreviation	Business Activities

Wholesale Center 1 or WC1	Marketing, sales and distribution of seafood and meats and related products.

ZSAPP or Prawn Farm 2

Hatchery and Nursery operation of prawns, production started from Q2 2012

Growing of prawns using open-dams applying re-circulating filtration systems, with production started from Q3 2013, with construction still being in progress.

EBAPCD or Prawn Farm 1	Growth of prawns, production starting in Q3 2013 & additional production from its expanded 10 more APM tanks will start production in Q2 1015.

EAPBCF or Cattle Farm 2	By year 2015 - Cattle Growing.

Fish & Eel Farm 2	Growing fish, eels and prawns. Production started in 2014, although construction is on-going.

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

Summary of Our Sino Joint Venture Companies (“SJVC’s”)

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
5.	in the event we decide not to acquire the developed farm and related business operation, the investors agree to appoint us as the management of operation of the farm for a minimum period of 15 years.

OUR EMPLOYEES

This table lists the number of our employees by job classification and business division, as of March 27, 2015:

Abbreviations of Business Divisions	Managers	Skilled	Unskilled	Casual	Total

SIAF, including CA, MEIJI, APWAM, TRW, CS, CH	12	15	3	0	30

JHST	5	16	55	50	126

JHMC	2	2	12	16	32

SJAP	18	32	80	180	310

JFD	2	6	7	0	15

HSA	6	5	22	10	42

Total	45	76	179	256	556

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

OUR TECHNOLOGIES

A Power Re-circulating Aquaculture System and Technology (APRAS)

We build fish farms (where we raise fish, prawns, and eels) using our A Power Re-circulating Aquaculture System and Technology, or APRAS, now in its 10th version, to operate our sizeable commercial farming facilities. The APRAS is “an engineered, self-contained water treatment and re-circulating aquaculture system, or RAS, for growing aquatic animals on a commercial scale.” In a given farm all fish grow-out tanks are modules that can be custom built in various sizes to support the farm’s growing capacity. RAS technology has been proven in Europe and Australia for over thirty years. The Company attributes the following benefits to the system:

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

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We believe that our environmental impact treatments are commercially cost effective based on recycling of waste described as follows:

•	Using our APRAS systems, water is continually re-circulated in the grow-out tanks while being treated internally in the filtration chambers. Insoluble wastes are centrally collected and reapplied to our cropping fields as organic fertilizer, and all soluble wastes are consumed in our bacterial chambers to allow the recycling of cleared water. In this respect the Company is planning on building commercial hydroponic farms (growing vegetables and fruit in door using the fish farms’ organic fertilizer), adjacent to all of our APRAS farms. We believe this will yield economic efficiency. In this respect, our first hydroponic farm is built in conjunction with Prawn Farm 1’s expansion work, which is expected to add 6 more APM tanks to its existing operation and the hydroponic farm next to the said expansion. As of the date of this Annual Report, this work has begun.

•	SJAP plans to continue building a marsh gas station during 2015 to generate electricity based on the source of energy generated from the fermentation processes of the cattle waste collected from its cattle farms and after the fermentation processes, the residue will be recycled as raw materials for the manufacturing of its organic fertilizer. For this project, the government has agreed to award SJAP a development grant of US$2 million to help initiate the marsh gas station.

•	We believe the most cost effective way to take care of any environment impact associated with our businesses is to create commercial viabilities through recycling the waste.

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

Our five year business plan, which started in January 2010 and runs through December 2014, aims to complete the development of all the integrated activities listed below with a view to achieving greater productivity and furthering our marketing plan concept of “From Farms to Plates.

As of March 31, 2015, the 5 year business plan has been accomplished; as such our next phase of business plan is being investigated and analyzed by our board of managements targeting to update our shareholders accordingly on or before June 30, 2015.

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

Some of the companies listed above (i.e., Prawn Farms 1 and 2, Wholesale, Restaurants) are unincorporated project companies that we do not currently own, but intend to acquire according to our typical SJVC formula:

•	Normally and prior to the official formation of the SJVC’s we take an equity position in the company that is the developer of the project to secure our future acquisition of the SJVC’s.

•	The total consideration of the future purchase of any SJVC is based on its book value at the time of official formation having injected all of the related project’s development assets and liabilities into the SJVC.

•	As such the required acquisition cost is generally funded partly by cash and partly by a receivable owing on the consulting and service fee.

Vertical Integration in our Organic Beef and Cattle Business at SJAP

Currently, SJAP is developing the following mutually supportive activities:

•	In-house Research and Development in enzyme and feed technologies, growing techniques, management systems, breeding stocks, analysis and formulation, marketing and sales, logistics and transport, and other aspect of SJAP’s industry. “Continuous Improvement” activities in all parts of the business.
•	Manufacturing of organic fertilizer since 2009.
•	Manufacturing of Bulk Livestock Feed since 2010.
•	Manufacturing of Concentrated Livestock Feed since March 2013.

•	Cattle growing and rearing since 2010.
•	Farming cooperative (initiated and formed in 2010; the cooperative currently includes over 100 members from 22 cooperative farms).
•	Slaughtering, deboning and value added processing of cattle, beef meats and products are in start-up mode, with trial operations since January 2014.
•	Marketing, sales and distribution network discussions initiated during Q4 2013 with some of the first and second tier wholesalers and distributors in Beijing City, Shanghai City and Guangzhou City to prepare for sales starting in January 2014 of meat from our abattoir. However the construction work was delayed due to the lack of delivery of some of the plants and equipment caused by the winter climate; as such, the abattoir and de-boning factory’s operation were delayed for six months and actual operation commenced in June 2014. The abattoir and de-boning factory were operational from the beginning of July 2014 and their production activities are recorded and shown below.
•	Construction of our enzyme factory is in on hold until the end of winter in the Tibetan Plateau. By December 7, 2013, we had completed leveling land on the factory site. However its construction work has been rescheduled to start sometimes after Q2 2015.
•	Development of marsh gas station that completes our environmental program to recycle all of our cattle waste is in the research and analysis phase. When completed, it will supply electricity to our neighbors in Huangyuan District, and its by-products become raw material for the manufacture of organic fertilizer. This latest SJAP contribution adds to the ways we service our corporate social responsibility in Qinghai Province. This development plan is rescheduled to commence in spring (Q1) 2016.

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

Some of the fish farms that we report on in this section, notably Prawn Farms 1 and 2 and Fish Farm 2, are unincorporated project companies that we do not currently own, but intend to acquire when their developments are fully completed targeting between 2015 to 2017 respectively, as outlined under the Vertical Integration section, and elsewhere in this Annual Report. Prawn Farms 1 and 2 and Fish Farm 2 are contracted to Capital Award for its construction and operational management.

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

CA’s standard principal terms and conditions for Fishery Development Consulting and Service Contracts are outlined below:

•	The Contracting parties: CA is the consulting and service provider (as the turnkey contractor), and the Chinese businessmen and investor group is the Developer of the Project.
•	Development schedules for the project.
•	Responsibilities and obligations of the parties: CA is to build the fishery project (including development of its business operation) using our APRAS technology, systems, know-how, and management expertise and systems for and on behalf of the Developer such that the Developer is responsible to pay CA for its work (inclusive all sub-contractors and suppliers appointed by CA) in a timely manner (normally a 60 days term).
•	Provision clauses allow CA to appoint and to select sub-contractors and suppliers.
•	Extra work and additional work and extra cost provisions.
•	Warranty and limitation of liabilities.
•	Scope of work and lists of supplies (including all plant and equipment).
•	Installation, training and commissioning of the developments and business operation.
•	Granting to CA of right of management of operation, and marketing and sales of the produce and products from the farm’s operation.

CA has entered into several CSC’s. Their information and status are shown in the table below:

Name of the Developments	Fish Farm 1	Prawn Farm 1	Fish Farm 2: The Fish & Eel Farm	Prawn Farm 2: Hatchery, Nursery & Grow-out Farm

Abbreviation of Company Name	JFD	EBAPCD	Fish & Eel Farm 2	ZSAPP

Location	Enping	Enping City	Xin Hui District, Jiang Men	San Jiao Town, Zhong San City

Annual Capacity (as designed)	1,200 MT	2013=400MT 2014=800MT 2015=1200 MT	2014=800 MT 2015= 1600 MT 2016=2000MT	2013: 1.6 Billion Fingerlings and 400MT Prawns increasing yearly. By 2015:3.2 billion Fingerlings and 1200 MT Prawns

Land Area or Built Up Area	9,900 m2	23,100 m2	165,000 m2	120,000 m2

Current Phase and Stage	Fully Operational	2 phases and road work	4 Phases	3 phases

Date Development Commenced	July 2010	Phase 1: June 2011 Phase 2.1 + 2.2 Road Work: Aug 2012	Phase 1: January 2012 Bridge & Road Oct. 2012 Phase 3: 2013 Phase 4: 2014	Phases 1 and 2: May 2012 Phase 3 2014

Contractual Amount (in Millions of U.S. Dollars)	$5.3M	Phase 1: $11.6M Phase 2: $6.39M Road Work: $2.94M Phase 3:$ 3.5 M Phase 4:$ 2.7 M	Phase 1: $8.73M Bridge & Road $2.48M Phase 3 $4.38M Phase 4 $10.63M	Phase 1 $9.26M Phase 2 $8.42 M Phase 3 $11.5M Phase 4: $12 M

% complete as at March 31, 2015	Fully Operational	Phase (1) In operation Phase 2 : Production will start Q2 2015 Road work: completed	Phase 1 completed Bridge & Road completed Phase 3 Completed Phase 4 not started	Phase 1 fully operational Phase 2 in operation Phase 3 60% completed but production started. Phase 4: not started

Notes:

(a) The proposed company name for Prawn Farm 2, our future SJVC, is Zhongshan A Power Prawn Culture Development Co. Ltd. (“ZSAPP”). Prawn Farm 2 has generated income since May 2012. Phase 2 production of prawns began in August 2013. Production begins after construction phases complete. The work that was completed during Q2 2013 included the development of: (i) an additional indoor prawn nurturing apartment, (ii) three brood stock open dams with all under-ground in built filtration systems that capable of holding up to 3,000 mother prawns at a time, (iii) all external fences of the farm, and (iv) two open dams with all in built filtration systems that has the capacity to grow out up to 12 MT of fish per year and all associated infrastructure. There are 30 Mu (equivalent to 5 acres) of land that has been reserved for the construction of an indoor APRAS farm designed with the capacity to grow up to 1,200 MT of prawns per year at the complex. Its construction work was planned to start during Q1 2014 when most of the existing open dams’ work (RAS open dam) was to have been completed, however, the work on the RAS open dams were completed only by December 2014 delayed by the months of rain during April to August 2014, such that the APRAS farm will be built between 2015 to 2016. The Company has prepaid $5,558,057 toward the consideration of its future SJVC toward the assets of the fully developed farm, equivalent to just under a 45% equity interest in ZSAPP, the future SJVC that we target to formalize during 2016.

(b) The development work on the fish and eel farm, Fish Farm 2, with an unrelated entity, Gao A Power Fishery Development Co. Ltd., is still in progress. The project is delayed because the property is situated on an inlet and drainage is extremely difficult to resolve and costly to fix. We have engineered a solution resolving this problem by constructing semi-enclosed growing dams that will be built with light building materials on land to be filled by soil collected from the extra water holding dams constructed at the same complex, outfitted with re-circulated filtration systems built externally adjacent to the water holding dams and the grow-out dams to suit the growing of prawns, fishes and/or eels in this farm. We are dividing workflow into phases and stages to yield the optimal financial efficiency and benefits. As of December 31, 2014, Phase 3’s RAS open dams were completed on 310 Mu (or 51.15 acres) in its property with production started simultaneously.

(c) Not shown on the chart, and on hold, is our development work on Prawn Farm 3 at Huangyuan County, Xining City, for an unrelated third party Chinese investor, Wu Aquaculture A Power Development Co. Ltd. (a proposed name for this future SJVC). Originally, Prawn Farm 3 was planned to be on SJAP property. All engineering design and related pre-development work has been completed, with original plans to begin construction and infrastructure work in May 2013. However, management decided in February 2013 to relocate Prawn Farm 3 to another block of land adjacent to SJAP’s existing property consisting of a much bigger area to accommodate future expansion whenever necessary. As a result of the relocation, the block of land where Prawn Farm 3 will be situated on a 45Mu area requiring rezoning from agriculture to industrial status. Any rezoning on parcels greater than 40Mu requires central government approval versus from local authorities, unfortunately requiring more time and causing delays in completing the process.

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

Prawn Farm 1 is operated by Capital Award for a private company formed in China with Chinese citizens acting as its legal representative as required by Chinese law. Prawn Farm 1 will become a SIAF subsidiary when its SJVC is officially formed. This is expected to occur in 2015 or 2016 pending on the completion of its phase 4’s development of an indoor hydroponic farm; however, no guarantee can be made that the SJVC will be formed. SIAF’s payments deposited toward future equity equates to an equity position of 45%.

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

Prawn Farm 2 is operated by Capital Award for a private company formed in China with Chinese citizens as its legal representatives as required by Chinese law. Prawn Farm 2 will become a SIAF subsidiary when its SJVC is officially formed. This is expected to occur in 2015 to 2016 pending on the completion of works in Phase 3 and Phase 4; however, no guarantee can be made that the SJVC will be formed. Our deposits against our future ownership represent an equity position of 29% which is lower than the earlier estimate of 51% due to the fact that the additional capital expended on the farm increased its assets and work in progress.

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

Initially, Fish Farm 1 was designed to grow sleepy cod, which had a particular market with very attractive prices in Chinese markets; however, sleepy cod does not have a large market share in China compared to the carp species. Our market research of the sleepy cod market shows that total annual local domestic production is about 25,000-28,000 MT distributed to more than 100 wholesale markets throughout many provinces, with the markets at Guangzhou City, the Southern Coastal towns of Guangdong and in Shanghai City comprising the dominant markets. From the time we started stocking sleepy cod in 2011 until the end of year 2012, live sleepy cod constituted a niche market in China and sold at wholesale for an average price of US$27 per Kg. In January 2013, cheaper imports from other Asian countries were permitted to enter China at a low import tax, such that wholesale prices fell sharply to an average of US$15 per Kg. We mainly had fed live bait fish to our baby sleepy cod (250 to 300 gram each) that we bought from our contracted suppliers costing us approximately US$5 per sleepy cod grown at an average feed to weight gain conversion rate of 2.5 Kg of live bait to 1 kg of weight gained. As such, when we purchased our supplies of live bait at an average of US$1.65 per Kg, and low mortality rate at the average below 8% coupled with our recorded 3.5 stocking and harvesting cycles per year, Fish Farm 1 consistently achieved good sales revenues with gross profit margin of 50-55 % in 2011 and 2012. However, its gross profit margin fell in 2013 to between 35-40 % while the cost of supplies of baby sleepy cod and live bait fell correspondingly by an average of only 10%. JFD increased its revenue from 2013’s $25.6 M to $51.8 M in 2014 due mainly to JFD having developed a brand of external growers to supply fish and eels for JFD to trade in the wholesale markets and JFD leased from PF(2) an additional 270 Mu (or 45 acres) of RAS open dams to increase its production and sales.

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

The Company believes that its Prawn Farm 1 represents the first indoor RAS prawn farm in Asia. Going forward, Prawn Farm 1 will carry out its rotational stocking and harvesting program, targeting to produce between 250 to 300 MT of live prawns in 2013. During fiscal year 2013, Prawn Farm 1 harvested just over 200 MT of marketable sized prawns and about the same amount of production during 2014 while it is developing a band of external growers to supply fish and eels for PF(1) to trade in the wholesale markets and PF(2) also leased from PF(2) an additional 310 Mu (or 51.2 acres) of RAS open dams to increase its production and sales while the work in progress on the construction of its extended APM tanks was in progress that was completed by March 2015 targeting production to start within Q2 2015.

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

During Q1 2013, Prawn Farm 2 successfully produced LawZi Prawn fingerlings from the 5,000 pieces of breeding stock that we imported from Southeast Asian countries. Literally translated as “Big Giant Prawns,” the full English name for our LawZi Prawns is “Giant Freshwater Prawns,” the genus species is “Macrobrachium Rosenbergii,” and they are also called “Green Prawns.” By Q2 2013, reproduction of the LawZi Prawn fingerlings had become consistent; consequently, during fiscal year 2013, ZSAPP sold 800 million Mexican White fingerlings at an average of RMB165 per 10,000 fingerlings and over 200 million of LawZi Prawn fingerlings at an average of RMB460 per 10,000 fingerlings. During the past two years, our research confirmed that the demand and prices for LawZi Prawns in the local domestic markets were high (at between RMB450 to 550 per 10,000 fries in 2012) because supplies of quality LawZi Prawn fingerlings is competitively low compared to Mexican White fingerlings (price averaged between RMB150 to 170 per 10,000 fries in 2012), due to problems of inbreeding. As such, we expect high demand for our LawZi Prawn fries by the regional prawn growers, as they are offspring of our second generation breeding stock, and free from inbreeding problems. In the last week of September 2013, we imported an additional 5,000 breeding-stock prawns from Southeast Asian countries in an effort to continue improving our offspring culture. As of March 2015, progress made on its brood stock development program has successfully been brought under contract with (1) The China Government owned Research & Development Station, its first batch of Big Giant Prawn (BGP), whose brood stocks are claimed to be the best developed in China, and (2) a subsidiary of CP Group Thailand (one of the biggest seafood operators in Thailand and the world), its first batch of Specific Pathogen Free (“SPF”) BGP brood stock during Q4 2014. Sales of fingerling from these BGP brood stocks began on March 26, 2015, and due to their superior quality we are expecting 5,000,000 pieces sold per day for the next 240 days generating revenues for PF(2) of up to RMB 72 million (or US$11.8 million) based on BGP fingerling sales, alone. Simultaneously, PF(2) is pursuing quality brood stock for Mexican White and Green Prawns and expecting positive results in 2015. It is expected that BGP fingerling will price at average of RMB650 / 10,000 pieces and Mexican White at an average of RMB280 / 10,000 in 2015, illustrating the demands of both fingerling to push up their respective wholesale prices.

Fish sales generated from purchases with other open-dam growers contracted by Capital Award. Capital Award has been contracting with local aquaculture farms to grow sleepy cod since 2012 based on a fixed production cost, with recently added eel growing contracts commencing in Q1 2013. There are existing contracts that will provide up to 800,000 pieces of sleepy cod and 600,000 pieces of eels sold by Capital Award between 2013 through the early part of 2014. During fiscal year 2013, more than 250,000 pieces of Sleepy cod and 66,000 pieces of eels were sold from these contracts. As of December 31, 2014, CA has made purchases from FF(2) (which acted as CA’s sub-contracted grower) and enhanced additional revenues in excessive of $20 million.

2. The Beef Cattle business of MEIJI

Similarly to CA, MEIJI has two sources of revenues, its Engineering and Services revenues and its marketing and sales of cattle.

Engineering and services revenues

Revenues are generated from the construction and development of Cattle Farm 1 and Cattle Farm 2. This table lists the status of MEIJI’s developments:

Name of the Developments	Cattle Farm 1 (JHMC)	Cattle Farm 2 (EAPBCF)	Cattle Farm 1 external road work	Cattle Farm 2 external road work

Location	LiangXi Town, Enping City	LiangXi Town, Enping City	LiangXi Town, Enping City	LiangXi Town, Enping City

Estimated Annual Capacity	1,500 Head	2,500 head	No production	No production

Land Area or Built Up Area	165,013 m2	230,300 m2	4.5 Km road	5.5 Km Road

Current Phase and Stage	Two Phases	Two Phases	One Phase	One Phase

Date Development Commenced	April 2011	February 2012	September 2012	September 2012

Completion Date	December 2011	2014	March 2013	March 2013

Contract Amount (Millions of US Dollars)	$3M + $1.17M	$10.6M	$4.32M	$5.28M

% complete as at December 31, 2014	Fully Operational	Fully operational	Completed	Completed

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

Another difference between JHMC and SJAP is in the management of environmental impact. SJAP will continue to build a marsh gas station during 2015 to convert its cattle waste into electricity. Residue becomes raw material for organic fertilizer manufacturing. At JHMC, cattle waste is kept in septic wells that are treated with our enzyme under a fermentation process, and then channeled to fertilize our pasture fields at the farm. JHMC’s waste treatment program is sufficient at present, as there is enough pasture fields to absorb the waste yielded from the limited number of cattle (up to 500 head) on the farm. However, as the number of cattle increases beyond the fields’ fertilizer absorption capacity, an alternative environment treatment plan must be implemented in order that this JHMC farm can grow more cattle.

Earlier in the year, JHMC bought young cattle of age six to eight months and fattened them on the farm for six to ten months more. However from Q2 2013 onward, JHMC bought slightly older cattle (15 to 16 months old) and fattened them at the farm for a further three to six months, then sold them to the wholesale markets and/or to the Beijing cattle farm and wholesale shop that we have invested in. We expect faster and higher turnover of sales due to faster turn-around cycles of growth of cattle at the farm. During fiscal year 2013, Cattle Farm 1 sold over 1,700 heads of cattle averaging 22 months old. In 2014 MEIJI sold over 9,842 heads of cattle with sales revenue consisting of the combination of trading of cattle from sub-contracted growers and the consolidated revenue from CF1. Since the gross profit margin on trading is low, the overall gross profit margin percentage of MEIJI is reduced, and in this respect, CF1and CF2 are achieving an average above 15% on its cattle rearing operation, which is lower than earlier quarters’ 20% due to the fact that the growth rate and the number of Southern Yellow cattle grown in the 4th Quarter were lower than the Simmental cattle grown in earlier quarters at the same time average sale price is at $4,194 / head which much higher than 2013’s average of $3,157 / head for 5,597 heads due mainly to much heavier cattle being sold and not due to increases in prices from 2013 to 2014 and as a matter of fact average price dropped RMB1.5 to 2 / Kg of live weight in 2014 to 2013.

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

By the end of February 2013, we completed the external roadwork of about 10 Km leading from the outer-boundary access road to and surrounding the two farms. The development cost of this road was shared at the ratio of 2/3 by JHMC and 1/3 by EAPBCF. This all-season road was constructed at the request of the district village committee of Enping City, enhancing corporate social responsibility in our development of the two cattle farms. Development work on Cattle Farm 2 was nearly complete at the end of September 2013, with pasture being planted and stocking of cattle commenced in Q2 2014. Cattle Farm 2 is operated by a private company formed in China with Chinese citizens acting as its legal representative as required by Chinese law. EAPBCF will become a SIAF subsidiary when its SJVC is officially formed. This is expected to occur during 2015 or 2016 pending availability of free cash flow of the Company; however, no guarantee can be made that the SJVC will be formed. SIAF’s payments deposited toward future equity currently equates to an equity position of 25% instead of 35% as at December 31, 2013 due to increased assets in CF(2) from work in progress and additional of our fixed assets in 2014.

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

Our free-range cattle grown in the Enping farms are fed with natural pastures, CLF and our Aromatic Feed that contains Chinese herbal plants believed to improve animal health. As a result, these Enping farms produce healthy cattle and in turn quality meat. Although we cannot yet have them certified as pure organic meat, because we cannot get certification from suppliers of the raw materials used to make our concentrated feed purely organic, we believe that we are not far away from being qualified to obtain 100% pure organic meat certification. As of March 31, 2015 the said application for organic certification is still in progress as we discovered that it is a long process to obtain such certification involving many departments’ approvals, so at this stage there is no guarantee or a fixed time that will be obtained.

Our Enping cattle farms operate in Guangdong Province, not traditional cattle growing country due to its tropical climate. This provides advantages for our cattle sales within the region. Most cattle and beef supplies are imported from Western and Northern Provinces at higher costs, entailing higher wholesale and retail prices in Guangzhou City and its urban cities.

Moreover, our 2012 sampled meat trials, carried out with a number of reputable restaurants and hotels in Beijing City, were well received with frequent requests for us to supply them on a long-term basis. Our strategy is to ensure we can supply the quantity to maintain consistently sustainable supplies as required by our customers. Enping cattle farms grew at least 1,000 heads of mature cattle in 2013, the minimum number required to sustain the supplies to just a couple of restaurant chains. In 2014 we changed the breed of most cattle at CF(1) into locally bred “Yellow Cattle” because their wholesale prices in the Southern Districts of China are much higher than Angus or Simmentals that we used to rear (i.e. RMB37/38 per Kg instead of the RMB30/31 per Kg live weight) representing a difference up to 23% which is an attractive margin for a primary producer. At the same time, some of restaurants prefer to use the meat of “Yellow Cattle” due to their taste and textures are much preferred by their respective traditional cooking. We see good potential if we can develop this locally bred cattle into a specialty similar to Wagyu Cattle.

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

Beijing Cattle Farm

In February 2013, we entered into a joint venture with a group of businessmen (the “Chinese Party”). We started setting up a Cattle Station and related facilities (the “Beijing Cattle Farm”) on a block of leased land measuring about 130,000m2 within the Central Cattle Market and Facility of Beijing City to act as an intermediate housing to grow our Aromatic Beef cattle and to sell together with our Aromatic Cattle from JHMC through regional distributors, and in turn to some of the top hotels and restaurants chains in Beijing City, and also through wholesale shops that the Joint Venture intends to develop (“Operation of Sales”). The development of wholesale shops fits well as part of our interstate wholesale and distribution development plan that we mapped for some of the big cities in China. This one in Beijing City is the beginning of such a plan being put into motion.

By July 31, 2013, the Joint Venture established one small wholesale shop within close proximity to the Beijing Cattle Farm and started sales of our beef meats regionally. This Beijing cattle station housed 450 head of cattle every 6 months, and its wholesale shop sold an average of 3 head of cattle per day. We are satisfied with its sales performance and realize that potentially there is good commercial viability to support expansion of similar shops developed within Tier 1 and Tier 2 cities in China. As of the date of this Annual Report, the Beijing operation has three additional small retailed shops selling an average of 120 Kg of meat per day per shop. These shops are operating in 2014; however, we saw the potential of setting up specially designed distribution centers to cater for the niche of the Shanghai market (Shanghai Operation) and we started the development and sale plan of a distribution center in Shanghai after we obtained supply contract with Tesco during Q2 2014 and completed its development and construction work by March 2015 targeting operation by April 2015. In this respect we haven’t carried out any expansion program on Beijing operation in 2014 until such time we shall have consolidated our Shanghai Operation.

The Joint Venture Agreement has not been finalized; consequently, the Joint Venture is currently based on a verbal understanding only with following principal terms and conditions:

•	The Chinese Party will be responsible for the development of and management of daily operations of the Beijing Cattle Farm and the Operation of Sales.
•	Our company is responsible for supplying the aromatic beef cattle to the Beijing Cattle Farm that will be billed to the Chinese Party at maximum trading term no longer than 120 days initially for the first 12 months of operation and gradually reducing to within 60 days within year 2 of operation.
•	Capital expenditure including working capital is limited at US$2.5 million for year one of the development and operation, and will be contributed 65% and 35% by the Company and the Chinese Party respectively. Subsequent capital requirement will be reviewed by both parties on or before February 28, 2014 pending its year one progress.
•	After satisfactory progressive performance of its business operation in years one and two, the parties will apply to form a Sino Foreign Joint Venture.

We are waiting on respective lawyers to finalize all terms and condition of this joint venture for execution. Meanwhile, we do not expect to generate additional revenue from this operation, except from the sales of cattle from Cattle Farm 1. As of March 31, 2014, performance of its operation hadn’t met our expectations; as such we extended the verbal understanding for a further period until June 30, 2015 to evaluate its performance before entering into an agreement. As of December 2014, we were still not satisfied with the Chinese Party’s performance to finalize the Joint Venture.

3. SJAP and HSA Division in Fertilizer, Livestock Feed and Cattle

We have two operations in this division spread over two provinces in China, SJAP in Qinghai Province and HSA in Hunan Province.

Operation 1. Operation 1 is operated from Huangyuan County of Xining City in Qinghai Province by SJAP, a majority owned subsidiary of the Company incorporated in China in 2009. SJAP’S principal revenue generating activities comprise: (i) manufacturing and sale of organic fertilizer, (ii) manufacturing and sale of livestock feed and (iii) rearing and sale of beef cattle. On February 28, 2013, SJAP completed its development of the CLF manufacturing factory, and started the production and sales of CLF. This CLF complements SJAP’s bulk livestock feed to provide the local cattle and sheep farming industry with a completed feed formula that can cater to the rearing of cattle and sheep at various growing cycles (e.g., specially formulated mixes with efficient nutrients for dairy cows and sheep, weaning, fattening and mature cattle and sheep). The advantage of the formulated feed combination is that the cattle and sheep growers will realize cost savings in production knowing precisely the amount of concentrated feed that will be needed by their livestock, thus avoiding wasted excess concentrated feed due to over feeding, which results in worthless excess fat in mature animals. In this respect, the Chinese central government has placed an order with SJAP to reserve up to 5,000 MT of CLF annually as part of the country’s annual reserve emergency livestock feed inventory. Thus, since March 2013 onward, SJAP has had additional revenue generated from the sales of CLF.

Our strategy is to increase the number of cooperative growers and obtain more internal cattle houses in an attempt to double the volume of production of mature cattle during 2014, which in turn would increase the demand for the production of fertilizer and bulk stock feed to grow in tandem. As of the date of this Annual Report, SJAP has established 22 Farmers Co-operatives that have the capacity to fatten up to 18,000 head of cattle per year based on a 3-month turn around program. The cost of rearing cattle is expected to be lower as a result of concentrating efforts on manufacturing and/or selling livestock feed. The regional farmers are contracted to grow crops and pasture for us using our land that has been provided lease-free by the local Government or by using their own land, our equipment operated by our workers for planting and harvesting, and our supervision and associated services, as well as seed and organic fertilizer. These items are provided to them on credit, which are then charged against their account when the Company purchases the crops and pasture grass from them in return. Regional farmers also raise cattle for us using our bulk livestock feed under the same credit terms and conditions described above. That is, when the Company purchases the mature cattle from them, their accounts are charged for the feed against the amount paid.

As mentioned earlier, the cattle we grow are primarily Simmental, Charolais, and Angus. In general, local farmers buy 12 to 15 month old cattle from our cattle agents, and we commit to repurchasing the cattle between 21 months to 24 months old.

SJAP now has twelve cattle houses, with our smaller buildings housing a minimum of 200 head and larger cattle houses accommodating up to 350 head. Additional cattle houses are under construction. Starting Q2 2014, we began to provide slaughter and deboning services to farmers at our abattoir and deboning facilities. SJAP received a business permit from the Chinese authorities on April 17, 2013, and construction commenced on April 21, 2013 on the abattoir, deboning factory, and related packaging facility. Since it is rare and difficult to obtain a permit for an abattoir facility in China, having this facility is expected to become a very valuable asset. Trial runs of the slaughter facilities commenced in December 2013.

Before our abattoir and related facilities were operational, we sold mostly live cattle to or through various cattle wholesalers to existing wholesale and distribution markets that did not require much marketing efforts and networking. In 2014, however, we started to organize marketing networks and efforts to sell our beef (meats) and beef products efficiently in order to achieve better profit margins for our quality meat and establish our own brands and labels.

In China, beef is customarily distributed through various tiers of established wholesalers and distributors that source their beef from various slaughter and deboning houses located across many districts in China. Most of these wholesalers sell multiple types of frozen or freshly chilled meats (including pork and poultry, etc.), and some slaughterhouses specialize in and solely supply beef. These wholesalers and distributors supply beef to regional supermarket chain stores, retailing wet and frozen food markets, the catering industry, etc. Therefore, after having established its own slaughterhouse and deboning factory, SJAP is expected to automatically become the primary supplier of beef. As such, many existing wholesalers and distributors will source their beef supplies directly from us. With the current ever increasing demands of quality beef meats due to the increase of middle class consumers, the Government’s enforcement of food safety regulation, and of anti-smuggling and illegal imports of beef, the right opportunity exists for SJAP to market its high-quality beef product. Therefore, the Company is confident it will successfully sell its beef meats in domestic markets. Also, a portion will be exported to South Asian countries (i.e., Malaysia, Singapore, Hong Kong, Middle East countries and Thailand etc.) in 2015, as the Local Government encourages us to do.

Our own sales distribution outlets are including the development and operation of the following:

•	Supplying established wholesale markets in City Centers of major capital cities in China.
•	1st and 2nd Tier Wholesale and Distribution Network directly competing with, and supplying to, existing local wholesalers.
•	Distribution and service networking into supermarket chains, restaurant chains and domestic distributors.
•	Franchising of “Bull” Restaurants” and other Steak Bar Restaurants that will sell our own beef and beef products
•	Franchising of retail butcher shops similar to the Beijing shop.

Our 1st “Bull” restaurant serves as our demonstration model. Converted from an old cattle house, and situated next to our renovated cattle houses at SJAP’s complex, Bull seats over 130 and is a popular local dining facility. In fiscal year 2013, Bull sales reached over $590,000 with net profit of over $70,000 (netting about 12%), and used one head of cattle every three days and by December 2014, our second Bull Restaurant started operation in the Xining City with averaged monthly profit before tax at RMB100,000 / month as of March 31, 2015.

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

The average of cattle prices in fiscal year 2014, live cattle wholesale prices are RMB31 to 32 per Kg live weight for 2 to 3 year-old cattle, representing a decrease of 5 to 6% over fiscal year 2013. The average wholesale prices for live cattle reported in the 2013 annual report at RMB29 / Kg live-weight was wrong because its actual average of 2013 was at RMB32 to 34 / Kg. Prices increased sharply for beef cattle below one year old (priced between RMB32 to RMB34 per Kg live weight) earlier, they were stable in 2014. This indicates that there is still in demand for young cattle to be reared into mature cattle as the mature cattle market is becoming more stable and profitable. Current beef meat (in general, grade equivalent to meats de-boned from 2 to 3 year-old beef cattle) sells at wholesale between RMB80 to RMB82 per Kg for locally produced cattle but it is averaged at RMB60 / Kg for the imported meat, depending on quality specifications.

Photos of SJAP’s Operation and Complex:

Exterior of SJAP Headquarters

Interior of SJAP Headquarters

Concentrated Livestock Feed

Abattoir and Meat Processing Facility

Cattle House at SJAP

Storage of our Livestock Feed

BULL
CATTLE CARE SOCIETY

**Our Prototype Bull Restaurant**

**Exterior of Bull Restaurant**

**Dining Area in Bull Restaurant**

**Private Dining Room at Bull**

**The Bar Area of Bull Restaurant**

**A Welcoming Place Setting**

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

Currently, chemical fertilizers in the region are sold at wholesale between RMB 3,000 to 3,600 per MT depending upon their chemical composition, compared to organic fertilizer from SJAP selling at an average of RMB 1,200 to RMB 1,300 per MT. Our new 100% pure organic fertilizer with up to 8% potash is currently being marketed between RMB 2,000 to RMB 2,200 per MT targeting to reach an average up to RMB2,600 per MT such that its prices will be at the mid-range between organic and chemical fertilizer.

By end of 2014 HSA produced 14,128 MT and 35,868 MT of organic fertilizer (for general purposes) and mixed special organic fertilizer (for application in Lake to grow fish) respectively from its two production plant and facilities (one old one built in 2013 and one new one built in early 2014), and aims to increase its capacity to about 90,000 MT per year in stages by 2015, subject to its sales performance within the period. The main hardship related to selling fertilizer is the requirement to provide longer credit terms (sometimes up to 180 days) to our end buyers because these end users normally can afford to pay for them only after they sell their products. Therefore, we assess creditworthiness of our prospective customers, and only consider the farmers whom we deem creditworthy, and who follow our requirements for planting their fields and harvesting crops each year.

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

Construction work to develop HSA’s 2000 head of cattle station began in March 2012 with preparation work on its general layout. We cultivated 75 acres of our land, situated below the fertilizer factory, and we planted crops and pastures. The hill behind and above the fertilizer factory must be leveled before the cattle houses can be built. By end of 2014 all related infrastructure works were completed such that construction work on the cattle houses and related facilities started during Q1 2015.

4. Hylocereus Undatus (HU) Plantation

JHST, an SJVC that is 75% owned by MEIJI, is consolidated as a subsidiary, and is the owner and operator of our Hylocereus Undatus Plantation (the HU Plantation), at Enping City in Guangdong Province. Hylocereus Undatus is a cactus commonly referred to as Dragon Fruit. In 2013, JHST contributed 9.2% of the Company’s revenue and 17% of our gross profits. Developed in 2008, the HU Plantation has generated revenue since 2009. JHST conducts two operations: (i) growth and sales of flowers, and (ii) drying and value added processing and sales of HU flower products. JHST cultivates 187 acres of Hylocereus Undatus in Guangdong Province. HU blooms for a very short period, sometimes only one night, and flowers must be 20 to 25 cm long when picked before they turn from green to white. HU is a delicate crop. Harvest season runs from July through October.

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

In 2014 season, the Guangdong district experienced a very wet season from April to August with constant rain falling practically every day that affected and delayed the growing of HU Flowers and immortal vegetables. As a result, most of the regional growers could not supply fresh flowers to us during the 4th quarter, and, as such, most of the annual sales were from our own farm resulting from our earlier year’s preparation and work to improve the plantation. JHST harvested just under 20 million pieces of flowers and sold over 465 MT of dried HU flowers at an average price of $13,832 / MT. There was no further harvest during the 4th quarter of 2014.

JHST dried and sold over 50 MT of Immortal Vegetables during the 4th Quarter harvested from 70 Mu of plantation at prices equal to those of the past quarter. JHST intends to further develop more land to grow more Immortal Vegetable in 2015 to build up total cultivated area to 100 Mu from its existing 70 Mu.

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

Restaurant 1, at River South District, has operated since Q1 2012. In Q1 2014, we began alterations and renovations at Restaurant 1, to improve service efficiency and to add a steak house section. Restaurant (1) and the Steak House started operation from Q3 2014 and both are performing within target showing profits.

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

Restaurant 6, at the Li Wan District and next to Wholesale Center 1, started renovation work in September 2013. We await approval of various permits, particularly the one for change of purpose (from wholesale market to food premise). Restaurant 6 in Zhongshan started operation late in December 2014.

When fully operational, these six restaurants will occupy a total gross area of 5,800 m2 (about 63,800 ft2) with seating capacity for 1,370 persons. In Q4 of 2013, we initiated the planning process to establish three additional smaller shops that will sell and cater specialized gourmet foods. We had hoped to begin operating the gourmet food shops in December 2014, but the permit issues described for Restaurant 6 delayed construction until Q2 2014. Restaurant 6 is the first of such shops starting operation late in December 2014.

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

We expect to be appointed the turnkey solution provider given our current success on existing projects with our Chinese investor who owns the Guangzhou City WangXiangCheng Enterprise Management Consulting Co. Ltd., or WXC. WXC intends to develop over 50 gourmet restaurants and fast food outlets collectively within three years (2015 to 2017). We also expect to continue as the turnkey solution provider for NWT to develop a number of modern health food department chains in Guangzhou City during 2015. SIAF will act as engineering consultant, management service provider, and marketer. As such, we expect SIAF’s business and engineering development division to be kept busy for the next three years. At the same time we aim to further develop our import and export trades, and the seafood value added trades in harmony with WXC’s and NWT’s developments to maintain our growth rates in the sales of fish, seafood and beef products. In this way, we gain momentum in materializing our business vision of vertically integrated operations.

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

Summary of the major work carried out during fiscal year 2013:

We believe that all development work carried out during fiscal year 2013 demonstrated good progress including:

•	Our own Trading Center is now operating (although finish work is on-going)
•	Leonie Chain’s Central Kitchen is 100% completed
•	The Central Bakery has operated since May 2013
•	Four restaurants are completed, with renovation and alternation work in progress on Restaurant (1) and Restaurant (5) started business on March 28th 2014.
•	SJAP has completed all essential construction work on its slaughterhouse and deboning facilities and had a trial run of slaughtered and deboned 100 heads of cattle in November 2013 and the production of Marbled beef in March 2014.
•	JHST has completed the revitalization program of its HU Plantation (i.e., new irrigation systems with automatic sprinklers, replacing with organic soil, planting with immortal vegetables in between each row of the HU plants, extension of staff quarters with accommodation now for more than 40 workers at one time), planting 13 acres of Immortal Vegetables, and building associated nursery
•	Prawn Farm 1 commenced operation
•	The Beijing Cattle Farm and wholesale shop began operating
•	Prawn Farm 2 completed three prawn grow-out open dams with RAS systems and successfully bred fingerling of LawZi Prawns from our second and third generation brood stocks
•	We established facilities in Madagascar and in turn importing from Madagascar
•	HSA successfully produced the Lake Fish organic fertilizer.

Summary of the major work carried out during fiscal year 2014:

•	Completed construction of PF(1)’s extension such that PF(1) is now having 14 APM tanks instead of 4 APM tanks in 2013, and the extended facilities will start stocking of fingerling in April 2015.

•	Completed following construction work at the Zhongshan New Prawn farm project (NSNPFP); a 4 Km boundary road on the East side of the 3750 Mu (or 620 acres) fronting and separating the ocean and river from the property, 4 Km of internal road setting in the middle the property, a temporary office to house up to 30 workers, over 350 mu (or 49.5 acres) of infrastructure work, land fill and under-ground and surface drainage work, building and compound to house up to 120 building workers at one time, 60% work completed on the indoor APM farm with the equivalent of 36 APM tanks targeting to start fingerling stocking as early as in May 2015 with prawn sales from this initial APM farm to start by July 2015.

•	There are following technologies and new fish species developed in readiness for the ZSNPFP’s production: (i) A special algae developed as starter feed for prawns up to 7 weeks old, and this algae will have the property in enhancing oxygen level in the water of the grow-out tanks and provide enough sources of nutrients needed by the said aged prawns, (ii) 3 new species of tropical fish that will suit the taste of the Asian and (iii) a newly engineering design for the construction and development of open dams that are worked in “Re-circulation Aquaculture Systems” (RAS) adaptable and applicable to the growing of fish and prawns within existing local conditions as a cheaper alternative to our in-door APM farm and a demonstration unit to show the local aquaculture industry that our RAS (and APM) technology is the solution for the industry to over-come existing problems that the traditional aquaculture farmers are facing (i.e. rapid raises of land cost and labor cost and the cost of utilities, how to avoid pollutants and the application of undesired chemicals and anti-biotic, high mortalities and production of seafood that are unsafe for human consumption).

•	By March 2013, we completed the construction and development works on the Shanghai Distribution Center read for operation in April 2015 that will have the capacity to sell up to 1000 MT of meat and 1000 MT of seafood per month.

•	Completed the development of HSA’s second production line for manufacturing of fertilizer, and started construction work on its cattle farm that will house up to 2000 head of cattle at one time.

•	Started up of a marketing net-work targeting to promote and the sales packaged meat into super markets and distribution of HST’s dried immortal vegetable in all provinces of China.

•	Completion of development and started operation of Cattle Farm (2) (CF2) at Enping District of Guangdong Province.

•	Completed and started operation with restaurant 6 (the 2nd Bull Restaurant at Xining) and started development work on Restaurant 7 in Guangzhou City.

Please see Chapter named “Progress Report and Subsequent Events” for further information and further update in the business description.

The Company views the foregoing accomplishments as giant milestones toward building strong fundamentals for the Company’s future growth. Consequently, we see our 5-year plan (2010 to 2014 plan) having been implemented as originally envisioned. Particularly at the wholesale level in the fishery and beef divisions, economies of scale are being realized. The benefits of vertical integration are being achieved gradually, most in evidence between the wholesale and distribution levels. These enhance the Company’s competitive position. We are beginning to see a multiplier effect generating core sustainable value and adding a layer of corporate maturity and operational reliability, reinforced by all financial metrics continuing to move positively.

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

Four major customers for the Corporate division accounted for 62.55% of consolidated revenues during the fiscal year ended December 31, 2014. If one of our major customers were to go bankrupt, our associated accounts receivable would become difficult to collect or a loss.

Our largest customer represents a group of thirty separate live seafood wholesalers at the Guangzhou wholesale markets. Our second largest customer is Wholesale Center 1, or WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd., or APNW. Capital Award was the consulting engineer responsible for the construction of WSC 1 and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers to whom we bill our sales of seafood. APNW then distributes the seafood to other wholesalers in various cities in China.

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

As of December 31, 2014, we had net working capital of $231,460,437, including cash and cash equivalents of $3,031,447. Our capital requirements to accomplish our planned vertically integrated development and growth plan of our business are significant.

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

We may not be successful in the implementation of our new technologies and new products, and our new products may not be widely accepted.

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

We believe that the price of our shares in the OTC QB markets is adversely affected by the current stigma associated with Chinese companies quoted or listed publicly in the United States.

Although we managed to maintain our liquidity to a certain degree, our share price has suffered. Many Chinese companies suffer from this stigma, which tends to affect both market prices and liquidity, and our company is no exception. Reasons with varying degrees of legitimacy explain this stigma, including but not limited to: (i) investors’ experience of losses suffered in the course of investing in other Chinese companies, (ii) the difficulty some Chinese companies have had in preparing auditable financial statements, and (iii) the difficulty in enforcing US judgments in foreign courts generally. All of these have contributed to a negative perception by some US investors regarding all Chinese companies publicly traded on US markets. Regardless of the reasons for this perception, if it continues over a sustained period of time our market prices may continue to trade below net tangible asset value per share. This would increase risk that our shareholders could lose the funds they invested in our company. It could also impact our ability to maintain our growth plan on schedule, which would adversely affect our business and financial condition.

The issuance of any of our equity securities pursuant any equity compensation plan we may adopt may dilute the value of existing stockholders and may affect the market price of our stock.

In the future, we may issue to our officers, directors, employees and/or other persons equity based compensation under any equity compensation plan we may adopt to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock. In addition, if the holders of outstanding convertible securities convert such securities into common stock, you will suffer further dilution; at present, the only convertible securities issued and outstanding are the 7,000,000 shares of Series B Preferred Stock, which are convertible into common stock on a 9.9 for 1 basis.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is currently traded on the OTC QB where the shares have historically been thinly traded, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.

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

At this time, to our knowledge no securities analysts provide research coverage of our common stock, and securities analysts may not elect not to provide such coverage in the future. It may remain difficult for our company, with its small market capitalization, to attract independent financial analysts that will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the stock’s actual and potential market price. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more analysts elect to cover our company and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which, in turn, could cause our stock price to decline. This could have a negative effect on the market price of our common stock.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

We use the following properties:

Summary of Our Land Assets

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Nature of ownership	Nature of project

Hunan Lot 1	HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	Lease	Fertilizer production

Hunan Lot 2	HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	Management Right	Pasture growing

Hunan Lot 3	HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	Land Use Rights	Fertilizer production

Guangdong Lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	Management Right	HU Plantation

Guangdong Lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	Management Right	HU Plantation

Guangdong Lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	Management Right	HU Plantation

Guangdong Lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	Management Right	HU Plantation

Guangdong Lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	Management Right	HU Plantation

Guangdong Lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	Management Right	Fish Farm

Guangdong Lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	Management Right	HU Plantation

Guangdong Lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	Management Right	HU Plantation

Guangdong Lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	27.02	4/1/2011	20	3/31/2031	Management Right	Cattle Farm

Qinghai Lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production

Guangdong Lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	Management Right (lease)	Processing factory

Guangdong Lot 11	CA	Da San Dui Wei ,You Nan Village, Zhongshan City Guangzhou	33.28	31/12/2014	30	31/12/2044	Management Right	Agriculture

	JHST	Land improvement cost incurred		12/1/2013

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

SIAF’s Group of Companies - Rented Premises Profiles

Company	Location	Usage	Landlord	Tenure

Sino Agro Food, Inc.	Room 3801, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe District, Guangzhou City	Head Office	Guangzhou Shine Real Property Development Limited Company	July 9, 2014 to July 8, 2016

Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-3, Jiangzhou Shuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	April 1, 2013 to March 31, 2018

Jiangmen City A Power Fishery Development Co. Ltd.	Room 202, Finance Building Chang’an Street, Niujiang Town, Enping City	Office	The Economic Development Office of Enping Government	July 15, 2011 to July 14, 2016

Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Unit 4-5, Jiangzhou Shuizha Building No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	June 1, 2012 to May 31, 2017

ITEM 3	LEGAL PROCEEDINGS

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

On July 24, 2007, our Common Stock began to be quoted on the Pink OTC Markets under the symbol “SIAF.PK.” Commencing January 5, 2012, our common stock has been quoted on the OTC QB under the symbol of “SIAF.” The following table lists the high and low bid price for our Common Stock as quoted by the Pink OTC Markets, then the OTC QB during each quarter within the last two completed fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. The figures below reflect the Reverse Split.

Year 2013	High	Low
First Quarter	$6.63	$3.76
Second Quarter	$5.44	$3.56
Third Quarter	$5.84	$3.47
Fourth Quarter	$5.54	$4.06

Year 2014	High	Low
First Quarter	$5.54	$4.55
Second Quarter	$5.10	$3.74
Third Quarter	$8.90	$3.86
Fourth Quarter	$10.59	$6.87

Year 2015	High	Low
First Quarter	$11.00	$7.70

The closing price of our common stock on the OTC QB on March 30, 2015 was $10.67 per share.

Holders

As of March 27, 2015, an aggregate of 18,069,412 shares of our common stock were issued and outstanding and were owned by approximately 2,991 stockholders of record.

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

This Annual Report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2015 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Annual Report relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Annual Report should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of financial condition and results of operation together with the financial statements and the related notes appearing beginning on page F-1 of this Annual Report. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. See “Risk Factors” appearing in this Annual Report. Our actual results may differ materially.

Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•	Our failure to earn revenues or profits;

•	Inadequate capital to continue business;

•	Volatility or decline of our stock price;

•	Potential fluctuation in quarterly results;

•	Rapid and significant changes in markets;

•	Litigation with or legal claims and allegations by outside parties; and

•	Insufficient revenues to cover operating costs.

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

1)	Fishery Division;
2)	Plantation Division;
3)	Cattle Farm Division;
4)	Organic Fertilizer Division; and
5)	Corporate & Others Division

A summary of each business division is described below:

●	Fishery Division refers to the operations of Capital Award Inc. (sometimes referred to as “Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

(B). Seafood Sales

Capital Award generates revenue as the sole marketing, sales and distribution agent for the fish and prawn farms developed by Capital Award in China as follows:

(1)	Sales to Sino Foreign Joint Venture Companies (“SJVC”) and sales derived from the SJVC (currently, only the JFD subsidiary is a SJVC) are being consolidated into Tri-way Industries Ltd. (Hong Kong) (“TRW”) as one entity.

(2)	Sales to and sales derived from unincorporated companies (covering EBAPCD and ZSAPP) are accounted for independently as follows:

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

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

●	Cattle Farm Division refers to the operations of Cattle Farm (1) under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where Cattle are sold live to third party live-stock wholesalers who are selling them mainly in Guangzhou and Beijing live-stock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (i.e., Cattle Farm 2) or related projects.

●	Organic Fertilizer Division refers to (i) the operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of (a) Cattle that are not being slaughtered in our own slaughterhouse operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party live-stock wholesalers, and (b) Cattle that are sold to QZH and being slaughtered and deboned and packed by QZH, and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores, and (ii) The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer. QZH is a fully owned subsidiary of SJAP; as such financial statements of these three companies (SJAP, QZH and HSA) are being consolidated into APWAM as one entity.

●	Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Audited Consolidated Income Statements of Results of Operations for year ended December 31, 2014, compared to the year ended December 31, 2013.

A (1) Consolidated Income Statements (Audited)

In $	Audited	Audited	Difference	Note
	2014	2013
Revenue	404,334,373	261,425,813	142,908,560	1
Consulting, services, commission and management fee	81,680,292	52,811,772	28,868,520	1.1
Sale of goods	322,654,081	208,614,041	114,040,040	1.2
Cost of goods sold and services	274,995,552	159,894,663	115,100,889	2
Consulting, services, commission and management fee	44,241,900	20,548,608	23,693,292	2.1
Sale of goods	230,753,652	139,346,055	91,407,597	2.2
Gross Profit	129,338,821	101,531,150	27,807,671	3
Consulting, services, commission and management fee	37,438,392	32,263,164	5,175,228	3.1
Sale of goods	91,900,429	69,267,986	22,632,443	3.2
Other income (expenses)	490,649	1,769,873	-1,279,224
General and administrative expenses	-15,616,278	-8,859,777	-6,756,501	4
Net income	114,213,192	94,441,246	19,771,946
EBITDA	119,641,879	98,337,535	21,304,344
Depreciation and amortization (D&A)	-4,667,388	-3,502,697	-1,164,691	5
EBIT	114,974,491	94,834,838	20,139,653
Net Interest	-761,299	-393,592	-367,707
Tax	-	-	-
Net Income	114,213,192	94,441,246	19,771,946
Non - controlling interest	-22,148,582	-20,234,717	-1,913,865	7
Net income to SIAF Inc. and subsidiaries	92,064,610	74,206,529	17,858,081
Weighted average number of shares outstanding
- Basic	15,948,506	12,093,974	3,854,532
- Diluted	16,655,576	12,872,443	3,783,133
Earnings Per Share (EPS)				8
- Basic	5.81	6.14	-0.37
- Diluted	5.56	5.76	-0.23

This Part A discusses and analyzes certain items (marked with notes) that we believe assist stakeholders in obtaining a better understanding of the Company’s results of operations and financial condition:

Notes to Table A.1’s 1, 2 & 3:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

The Company’s Consolidated Revenues were generated from (A) Sale of Goods and (B) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, management and technology.

Table (A.2). Below shows segmental break-down figures of Sales, Cost of Goods Sold, and Gross Profits for the twelve months ended December 31, 2014 and the twelve months ended December 31, 2013.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2014	2013	2014	2013	2014	2013

SJAP	Sales of live cattle	63,133,245	32,448,531	46,871,370	21,234,097	16,261,875	11,214,434
	Sales of feedstock
	Bulk Livestock feed	6,248,211	5,930,401	3,131,565	4,208,387	3,116,646	1,722,014
	Concentrate livestock feed	13,351,295	13,269,506	8,265,121	8,140,417	5,086,175	5,129,089
	Sales of fertilizer	6,094,793	10,579,242	3,603,090	4,828,517	2,491,703	5,750,725
	SJAP Total	88,827,545	62,227,680	61,871,146	38,411,418	26,956,399	23,816,262
	* QZH's (Slaughter & Deboning operation)	548,856		291,501
	** QZH's (Deboning operation)
	on cattle & Lamb locally supplied	7,760,595	-	5,442,396	-	2,318,199	-
	on imported beef and mutton	4,899,336	-	3,619,235	-	1,280,101	-
	QZH Total	13,208,787	-	9,353,132	-	3,855,655	-
HSA	Sales of Organic fertilizer	3,782,970	6,213,256	2,521,994	4,573,209	1,260,976	1,640,047
	Sales of Organic Mixed Fertilizer	16,222,209	5,277,139	8,739,488	2,467,261	7,482,721	2,809,878
	HSA Total	20,005,179	11,490,395	11,261,482	7,040,470	8,743,697	4,449,925
	SJAP's & HSA/Organic fertilizer total	122,041,511	73,718,075	82,485,760	45,451,888	39,555,751	28,266,187
JHST	Sales of Fresh HU Flowers	600,407	2,193,971	196,497.17	660,550	403,909	1,533,421
	Sales of Dried HU Flowers	6,431,960	18,668,070	1,786,159	8,788,077	4,645,801	9,879,993
	Sales of Dried Immortal vegetables	4,053,909	1,464,327	1,352,201	469,844	2,701,708	994,483
	Sales of Other Value added products	-	488,108	-	183,041	-	305,067
	JHST/Plantation Total	11,086,275	22,814,476	3,334,857	10,101,512	7,751,418	12,712,964
CA	Sales of
	Fish (Sleepy cods)	20,308,197	39,691,498	15,851,271	32,574,763	4,456,926	7,116,735
	Eels	58,854,155	27,552,690	39,665,207	14,823,189	19,188,948	12,729,501
	Prawns	26,613,535	5,118,792	21,408,578	4,072,524	5,204,957	1,046,268
	CA/ Fishery total	105,775,887	72,362,980	76,925,056	51,470,476	28,850,831	20,892,504
MEIJI
	Sale of Live cattle (Aromatic)	32,891,161	17,671,418	31,151,084	13,161,262	1,740,077	4,510,156
	MEIJI / Cattle farm Total	32,891,161	17,671,418	31,151,084	13,161,262	1,740,077	4,510,156
SIAF
	Sales of goods through trading/import/export activities
	on seafood	47,499,225	22,047,092	35,157,911	19,160,917	12,341,314	2,886,175
	on imported beef and mutton	3,360,022	-	1,698,984	-	1,661,038	-
	SIAF/ Others & Corporate total	50,859,247	22,047,092	36,856,895	19,160,917	14,002,352	2,886,175

Group Total		322,654,081	208,614,041	230,753,652	139,346,055	91,900,429	69,267,986

Table (A.3) below shows the percentage of gross profit the twelve months ended December 31, 2014 and the twelve months ended, December 31, 2013.

Revenues (sale of goods))

The Company’s consolidated revenues generated from sale of goods increased by $114,040,040 or 55% from $208,614,041 for the year ended December 31, 2013 to $322,654,081 for the year ended December 31, 2014. The increase was primarily due to increase of revenues from fishery, organic fertilizer, cattle farms and corporate sectors collectively.

Fishery: Revenue from fishery increased by $33,412,907 or 46% from $72,362,980 for the year ended December 31, 2013 to $105,775,887 for the year ended December 31, 2014. The increase in fishery was primarily due to our increase in productivity and in turn increasing the sale of eels and prawns.

Plantation: Revenue from our plantation decreased by $11,728,201 or 51% from $22,814,476 for the year ended December 31, 2013 to $11,086,275 for the year ended December 31, 2014. The decrease was primarily due to this year’s wet season affecting the yields of the regional growers whom we collected flowers from in the past that we did not buy enough fresh flowers from for drying this season thus in term lowering our overall sales of dried flowers. More details and information are presented in a subsequent section.

Organic fertilizer: Revenue from organic fertilizer increased by $48,323,436 or 66% from $73,718,075 for the year ended December 31, 2013 to $122,041,511 for the year ended December 31, 2014.The increase was primarily due to the increase of SJAP’s sales of live cattle, HSA’s increase of sales of fertilize and QZH’s increase of sale from slaughter and deboning operations. More details and information are presented in a subsequent section.

Cattle farm: Revenue from cattle farm increased by $15,219,743 or 86% from $17,671,418 for the year ended December 31, 2013 to $32,891,161 for the year ended December 31, 2014. The increase was primarily due to the combination of increase of cattle being grown on the farm and increase of number of cattle being fattened by sub-contracted growers and additional cattle brought and sold for trading. More details and information are presented in a subsequent section.

Corporate: Revenue from the corporate increased by $28,812,155 or 131% from $22,047,092 to $50,859,247 for the year ended December 31, 2014. The increase was primarily due to more imported seafood and newly developed imported beef being marketed. More details and information are presented in a subsequent section.

Cost of Goods Sold

Cost of goods sold increased by $91,407,597 or 66% from $139,346,055 for the year ended December 31, 2013 to $230,753,652 for the year ended December 31, 2014. The increase was primarily due to increase of cost of goods sold from fishery, organic fertilizer, cattle farms and corporate sectors collectively.

Fishery: Cost of goods sold from fishery increased by $25,454,580 or 49% from $51,470,476 for the year ended December 31, 2013 to $76,925,056 for the year ended December 31, 2014.The increase in cost of goods from fishery was primarily due to the increase in corresponding productivity and in turn cost of production of eels and prawns and the additional seafood brought and sold for trading activities.

Plantation: Cost of goods sold from plantation decreased by $6,766,665 or 67% from $10,101,512 for the year ended December 31, 2013 to $3,334,857 for the year ended December 31, 2014. The decrease was primarily due to the fact that there were no dried flowers processed from fresh flowers brought from and supplied by other regional growers due to short supply caused by the wet-season. More details and information are presented in a subsequent section.

Organic fertilizer: Cost of goods sold from organic fertilizer increased by $37,033,872 or 81% from $45,451,888 for the year ended December 31, 2013 to $82,485,760 for the year ended December 31, 2014. The corresponding increase was primarily due to the increase of cost of production in SJAP’s increase in trading productivity of live cattle, HSA’s increased productivity of fertilizer and QZH’s increase of cost of sales from slaughter and deboning operations.

Cattle farm: Cost of goods sold from cattle farm increased by $17,989,822 or 137% from $13,161,262 for the year ended December 31, 2013 to $31,151,084 for the year ended December 31, 2014. The increase was primarily due to the increase of sales of fattened cattle from sub-contracted growers (i.e. trading of cattle). More details and information are presented in a subsequent section.

Corporate: Cost of goods sold from corporate increased by $17,695,978 or 92% from $19,160,917 for the year ended December 31, 2013 to $36,856,895 for the year ended December 31, 2014. The increase was primarily due the corresponding increase in sales.

Note (3): Gross Profit (sale of goods)

Gross profit generated from goods sold increased by $22,632,443 or 33% from $69,267,986 for the year ended December 31, 2013 to $91,900,429 for the year ended December 31, 2014. The increase was primarily due to an increase or decrease of gross profit from various sector improvements or negative performance, respectively, including the following:

Fishery: Gross profit from fishery increased by $7,958,327 or 38% from $20,892,504 for the year ended December 31, 2013 to $28,850,831 for the year ended December 31, 2014. Gross profit derived from sale of eels and prawns were $19,188,948 and $5,204,957, respectively in the year 2014 compared to $12,729,501 and $1,046,268, respectively in the year 2013.

Plantation: Gross profit from our plantation decreased by $4,961,546 from $12,712,964 for the year 2013 to $7,751,418 for the year 2014. The decrease was primarily due to this year’s wet season affecting the yields of the regional growers from whom we have collected flowers from in the past that were unable to produce similar quantities this year, thus lowering our overall sales of dried flowers.

Organic fertilizer: Gross profit from organic fertilizer increased by $11,289,564 or 40% from $28,266,187 for the year ended December 31, 2013 to $39,555,751 for the year ended December 31, 2014. The increase was primarily due to the increase of SJAP’s sales of live cattle, HSA’s increase of sales of fertilizer, and QZH’s increase of gross profit from slaughter and deboning operations.

Cattle farm: Gross profit from cattle decreased by $2,770,079 from $4,510,156 or the year 2013 to $1,740,077 for the year ended December 31, 2014. The decrease was primarily due to the increase of trading of cattle from contracted growers at Changchun Village, which costs were at a lower margin compared to the cattle grown on our own farms.

Corporate: Gross profit from the corporate increased by $11,116,177 or 385% from $2,886,175 for the year ended December 31, 2013 to $14,002,352 for the year ended December 31, 2014. The increase was primarily due to the more categories of seafood being marketed in 2014, and the overall cost savings on air charges, packaging materials, and lower mortality of live seafood upon arrival at destination. More details and information are presented in a subsequent section.

 Table A.4.: (below) shows the itemized sales of goods and related cost of sales in quantity and unit price for the year ended December 31, 2014 and the year, 2013.

	Description of items		2014	2013	Difference
	Cattle Operation
	Production and Sales of live cattle	Head	18,585	9,375	9,210	A.4.1
	Average Unit sales price	$/head	3,397	3,461	-64
	Unit cost price	$/head	2,522	2,265	257
	Production and sales of feedstock
	Bulk Livestock feed	MT	37,390	38,194	-804	A.4.2
	Average Unit sales price	$/MT	167	155	12
	Unit cost price	$/MT	84	110	-26
	Concentrated livestock feed	MT	32,191	31,717	474	A.4.3
	Average Unit sales price	$/MT	415	418	-3
	Unit cost price	$/MT	257	257	-0
	Production and sales of fertilizer	MT	33,673	60,509	-26,836	A.4.4
	Average unit sales price	$/MT	181	175	6
	Unit cost price	$/MT	107	80	27
* QZH	(Slaughter & De-boning operation)
	Slaughter operation
	Slaughter of cattle	Head	1,400			A.4.5
	Service fee	$/Head	8
	Sales of associated products	Pieces	1,554
	Average Unit sales price	$/Piece	346
	Unit cost price	$/Piece	188
	De-boning & Packaging activities					A. 4.6.
	From Cattle supplied locally
	De-boned Meats	MT	575
	Average Unit sales price	$/MT	13,497
	Unit cost price	$/MT	9,465
	From imported beef	MT	289
	Average Unit sales price	$/MT	9,460
	Unit cost price	$/MT	6,892
	From imported lamb	MT	261
	Average of sales price	$/MT	8,297
	Average of cost price	$/MT	6,235
HSA	Fertilizer and Cattle operation					A. 4.7.
	Organic Fertilizer	MT	14,128	19,230	-5,102
	Average Unit sales price	$/MT	260	323	-63
	Unit cost price	$/MT	176	238	-62
	Organic Mixed Fertilizer	MT	35,868	12,775	23,093	A. 4.8.
	Average Unit sales price	$/MT	452	413	39
	Unit cost price	$/MT	244	193	51
	Retailing packed fertilizer (for super market sales)	MT	120	-		A. 4.8.a
	Average Unit sales price	$/MT	928	-
	Unit cost price	$/MT	346	-

	Description of items		2014	2013	Difference
JHST	Plantation of HU Flowers and Immortal vegetables
	Fresh HU Flowers	Pieces	4,002,710	14,383,484	-10,380,774	A.4.9
	Average Unit sales price	$/Pieces	0.15	0.15	-
	Unit cost price	$/Pieces	0.05	0.05	-
	Dried HU Flowers	MT	465	1,504	-1,039	A.4.10
	Average Unit sales price	$/MT	13,832	12,412	1,420
	Unit cost price	$/MT	3,841	5,843	-2,002
	Dried Immortal vegetables	MT	50	10	40	A.4.11
	Average Unit sales price	$/MT	81,078	152,534	-71,456
	Unit cost price	$/MT	27,044	48,942	-21,898
	Other Value added products	Pieces	-	60,000	-60,000	A.4.12
	Average Unit sales price	$/Pieces	-	8	-8
	Unit cost prices	$/Pieces	-	3	-3
CA	Production and sale (inclusive of contracted farms) of live sea food				-
	Fish (Sleepy cods)	MT	1,326	2,616	-1,290	A.4.13
	Average Unit sales price	$/MT	15,310	15,170	140
	Unit cost prices	$/MT	11,950	12,450	-500
	Eels	MT	2,461	1,661	800	A.4.14
	Average Unit sales price	$/MT	23,915	16,590	7,325
	Unit cost price	$/MT	16,118	8,925	7,193
	Prawns	MT	1,802	417	1,385	A.4.15
	Average Unit sales price	$/MT	14,769	12,280	2,489
	Unit cost price	$/MT	11,880	9,770	2,110
MEIJI	Production and trading on sale of Live cattle (Aromatic)	Head	7,842	5,597	2,245	A.4.16
	Average Unit sales price	$/head	4,194	3,157	1,037
	Unit cost prices	$/head	3,972	2,351	1,621
SIAF	Seafood trading from imports				-
	Mixed seafood	MT	3,152	1,521	1,631	A.4.17
	Average of sales price	$/MT	15,070	14,498	572
	Average of cost prices	$/MT	11,154	12,600	-1,446
	Beef & Lambs trading from imports	MT	590	-	590
	Average of sales price	$/MT	5,695	-	5,695
	Average of cost price	$/MT	2,880	-	2,880

Notes to Table A.4.

A.4.1: There were 18,585 head of live cattle at an average weight of 680 Kg / head sold in the year 2014 compared to 9,375 head at an average weight of 650 Kg / head sold in the year 2013 representing an increase of 9,210 head as SJAP increased its number of cooperative farms from 2013’s 10 to its present number of 22. Unit sales prices of live cattle as an average has decreased from RMB33/Kg (or $4.80 / Kg) of live weight in 2013 to RMB31 / Kg of live weight in 2014.

The Table below shows more comprehensive details and information on sales of live cattle between cooperative growers and SJAP’s own farm in 2013 and 2014:

		2014				2013
		SJAP as a Group	Cooperative farmers	SJAP's own farm	Note	SJAP as a Group	Cooperative farmers	SJAP's own farm

	Units
Cattle sold	Head	18,585	13,860	4,725	a	9,375	5,500	3,875
Average unit sales price	US$/head	3,397	3,176	4,169	b	3,461	3,220	3,804
	RMB/head	20,892	19,532	20,892		21,285	19,800	23,393
RMB sales in live wt.	RMB/ Kg	31	31	31	c	33	33	33
Sales revenue	US$	63,133,245	44,019,360	19,696,730		32,446,875	17,707,317	14,739,558
Unit cost price	US$/head	2,522	2,561	2,408	d	2,265	2,634	1,741
	RMB/head	15,510	15,750	14,807		13,930	16,200	10,707
RMB cost in live wt	RMB/Kg	23	25	18	e	21	26	16
Cost of cattle in	US$	46,871,370	35,495,044	11,376,326		21,234,375	14,487,805	6,746,570
Average live wt.	Kg/head	680	630	827		650	630	678
Total live wt.	Kg	12,637,800	8,731,800	3,906,000		6,093,750	3,465,000	2,628,750

Note (a): Total head of cattle sold by SJAP is 18,585 in 2014 of which 13,860 head were contracted with and purchased from cooperative farms after the cattle have been fattened for a period up to 3 months and 4,725 head were grown or fattened by SJAP’s own farm.

Note (b & d): The average sales price per head of cattle is at US$3,397 / head of cattle at averaged weight of 680 Kg / head whereas the average weight of cattle from the Cooperative farms is at 630 Kg / head sold at an average of US$3,176 / head while the heavier cattle grown by our own farm averages at $4,169 / head, reflecting corresponding value, accordingly.

Note (c): Unit cost of cattle at RMB 23/Kg, 25/Kg & 18/Kg for SJAP as a group, purchase cost paid to cooperative farms and cost (inclusive rearing and / or fattening) at SJAP’s own farm respectively from which rearing and fattening profit of the cooperative farms can be derived.

Note (e): RMB25 / Kg of live weight are the average cost that SJAP paid to its Cooperative farms for their fattening contracts with the said farms yielding an average of RMB15,750 / head of (630 Kg) fattened cattle. As such, we are expecting the cooperative farms’ average cost of growing and fattening the cattle at RMB11,100 to 11,400 / head and Gross Profit at RMB4,350 to 4,605 / head (or between 28% to 30% in Gross Profit), from which SJAP’s average Gross Profit derived from the sales of cattle contracted with and fattened by the Cooperative farms is at 19%.

A.4.2: The decrease in sales of the bulk livestock feed by 804 MT between 2013’s 38,194 MT and 2014’s 37,390 MT was primarily due to the decrease of external sales of Bulk livestock feed to non-cooperative regional farmers because of the good harvest season experienced throughout the region providing other alternatives to them.

A.4.3: The increase in sales of the concentrated livestock feed by 474 MT between 2013’s 31,717 MT and 2014’s 32,191 MT was primarily due to the decrease of external sales to non-cooperative farmers for the similar reason explained above.

A.4.4: The decrease of sales in SJAP’s fertilizer was by 26,836 MT between 2014’s 33,673MT and 2013’s 60,509 MT mainly due to SJAP no longer needing to supply HSA with fertilizer because HSA has been operating its second fertilizer process plant in 2014.

A.4.5: Qinghai Zhong He Meat Products Co., Limited (“QZH”) is the fully owned subsidiary of SJAP formed early in the year to operate the Slaughterhouse and Deboning operational division of SJAP. During the year, it slaughtered 1,400 head of cattle supplied by SJAP’s farm and external non-cooperative farmers, collectively, part of which were deboned, packed and sold (575 MT) at an average price of RMB 82 / Kg (or $13.50 / Kg) with an average cost at RMB58 / Kg (or $9.5 / Kg). Relatively, this shows that our locally produced beef are selling at higher prices than imported beef (see below A.4.6), and that the local Chinese domestic markets are willing to pay higher prices for locally produced beef when compared to deboned imported beef.

A.4.6: Also during the quarter, there were 289MT of quarter-cut beef imported from Australia that were deboned, packed and sold at an average of RMB58 / Kg (or $9.5 / Kg) with cost at an average of RMB42.22 / Kg (or $6.9 / Kg). At the same time, there were 261 MT of imported Mutton being packed, deboned and sold during the Quarter at an average of RMB50.79 / Kg (or $8.3 / Kg) at a cost of RMB37.93 / Kg (or $6.2 / Kg). Price-points of imported beef and lamb are the catering trade and meat wholesalers compared to the domestic retail market’s preference for SJAP’s locally produced beef.

A.4.7/8: HSA increased its total sales of fertilizer by 18,111 MT to 50,116 in the year 2014 compared to the 32,005 MT in the year 2013.That is a growth of 56.6% having completed and operating its second production and fermentation plants and facilities during the year. Sales prices of the Mixed Organic Fertilizer increased marginally by 9.4%, whereas related cost of production increased by over 26.4% mainly due to the raw material used to manufacture this fertilizer having been mainly changed from sheep manure to chicken manure, which costs are much higher but is more effective when the fertilizer is applied in the lakes increasing the growth of microorganisms at each depth level of the water, thus providing better feeding opportunities to the fish and increasing growth rates.

A.4.9, 10, 11, 12: This season, the Guangdong district experienced a very wet season from April to August with constant rain falling practically every day that affected and delayed the growing of HU Flowers and immortal vegetables. As a result, most of the regional growers could not supply fresh flowers to us during the 4th quarter, and, as such, most of the annual sales were from our own farm resulting from our earlier year’s preparation and work to improve the plantation. JHST harvested just under 20 million pieces of flowers and sold over 465 MT of dried HU flowers at an average price of $13,832 / MT. There was no further harvest during the 4th quarter of 2014.

JHST dried and sold over 50 MT of Immortal Vegetables during the 4th Quarter harvested from 70 Mu of plantation at prices same as in last quarter. JHST intends to further develop more land to grow more Immortal Vegetable in 2015 to build up total cultivated area to 100 Mu from its existing 70 Mu.

A.4.13, 14, 15: During the year we sold many larger eels at an average of over 2.8 Kg / eel to last year’s average of 1.3 Kg / eel enhancing better sales price averaging at RMB147 / Kg to RMB116 / Kg for smaller eels. (Sales of eels were generated collectively from our own FF(1), unincorporated PF(2) & FF(2) and few other sub-contracted growers).

Total prawn sales were generated from our FF(1), and unincorporated PF(1), PF(2) and other sub-contracted growers, collectively.

Effective Gross Profit margin in our own farms and unincorporated farms for eel production is at an average of 60% and for prawns production the margin is being kept at above 75% but varies from other sub-contracted growers. (See more details in later sections)

As CA’s Fishery sales consists of many sales components, the Table below supplies more comprehensive information on related sales components to give our shareholders a better understanding:

The Table below shows CA’s sales components:

CA's sales 2014
1. CA Fishery sector's sales derived from sales to		Quantity	Unit price	amount
		pieces	RMB/pieces	RMB	US$
1 Fish Farm (1)
Fingerling & Baby fish
Sleepy cods		690,000	31	21,150,000	3,439,024
Eels		900,000	46	41,820,000	6,800,000
Prawns		72,000,000	0	3,614,390	587,706
Feed staffs	(kg)	2,952,887	10	28,897,952	4,698,854
2 Fish Farm (2)
(No sales to FF(2) by CA but by the R&D Station that didn't go into CA's sale)
3 Prawn Farm (1)
Prawns
Eels
Fingerling (Prawns & fish)		47,000,000	0	2,165,000	352,033
Feed staffs	(kg)	776,952	7	5,253,987	854,307
4 Prawn farm (2)
Commission earned from Fingerling sales					357,983
Sub (1) On sales to above entities				102,901,328	17,089,906

2. CA Fishery sector's sales derived from sales	Quantity	Unit price	amount
that the fish, eels & prawns were purchased from	Kg	RMB/Kg	RMB	US$

1 Fish Farm (1)
Fish (Sleepy cods)	403,471	76	30,558,654	4,968,887
Eels	1,404,632	116	162,937,257	20,197,948
Prawns	1,057,455	78	82,531,400	13,419,740
CA's profit (From Marked up on top of above cost)				14,925,668

2 Fish Farm (2)
Fish (Sleepy cods)	538,141	76	40,898,727	6,650,199
Eels	622,004	116	72,152,464	11,732,108
CA's profit (From Marked up on top of above cost)				3,800,959

3 Prawn Farm (1)
Prawns	594,755	68	40,198,627	6,536,362
CA's profit (From Marked up on top of above cost)				1,934,164

4 Prawn farm (2)
Prawns	117,537	76	8,932,826	1,452,492
Eels	97,142	116	11,268,472	2,369,311
CA's profit (From Marked up on top of above cost)				698,144

Sub (2) CA's sales to above entities with marked up profits			449,478,427	88,685,981

Total Sales of CA (Sub. 1 + Sub. 2)				105,775,887

A.4.16: MEIJI’s sales revenue consists of the combination of trading of cattle from sub-contracted growers and the consolidated revenue from CF1. Since the gross profit margin on trading is low, the overall gross profit margin % of MEIJI is reduced, and in this respect, CF1and CF2 are achieving an average above 15% on its cattle rearing operation, which is lower than earlier quarters’ 20% due to the growth rate and the number of Southern Yellow cattle grown in the 4th quarter were lower than the Simmental cattle grown in earlier Quarters.

A.4.17: The Corporate sector’s import sales increased from more varieties of seafood being imported from Madagascar in coordination with more markets being developed during the quarter. At the same time, sales are being developed for imported beef and lamb from Australia creating additional revenues. Both items are maintaining Gross Profit margins at an average of 28% excluding other cost items like import tax (12%) and value added tax (13%) etc.; and, after accounting for these items, Gross Profit margins are around 11.5%, keeping in mind that imports from Madagascar are free from import tax.

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for years 2014 and 2013.

Sales Revenues (Consulting and Services)
	2014	2013	Difference	Description of work
CA	76,750,308	36,696,125	40,054,183	Work in progress on PF(1), FF(2), PF(2) and Zhongshen New Prawn Project
MEIJI	-	7,120,596	-7,120,596	Work completed in 2013
SIAF	4,929,984	8,995,051	-4,065,067	Work in progress on WHX and Shanghai Distribution Center
Group Total Revenues	81,680,292	52,811,772	28,868,520
Cost of sales
CA	39,387,359	13,197,048	26,190,311
MEIJI	-	4,733,262	(4,733,262)
SIAF	4,854,541	2,618,298	2,236,243
Group Total Cost of sales	44,241,900	20,548,608	23,693,292
Gross Profit
CA	37,362,949	23,499,077	13,863,872
MEIJI	-	2,387,334	(2,387,334)
SIAF	75,443	6,376,753	(6,301,310)
Group Total Gross Profit	37,438,392	32,263,164	5,175,228

Revenues: (consulting, service, commission and management fee)

Revenues increased by $28,868,520 or 55% from $52,811,772 for the year ended December 31, 2013 to $81,680,292 for the year ended December 31, 2014.The increase was primarily due to an increase in revenue from the construction and development work done on the New Zhongshan Prawn project of $57,566,067, which contributed 70.5% of the total of revenue of $81,680,292.

CA (Fishery): Revenue from fishery increased by $40,054,183 or 109% from $36,696,125 for the year ended December 31, 2013 to $76,750,308 for the year ended December 31, 2014.

MEIJI (Cattle): Revenue from cattle decreased by $7,120,596 or (100)% from $7,120,596 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014 as the cattle project was completed in 2013 and no new project was undertaken in 2014.

SIAF (Corporate): Revenue from corporate decreased by $4,065,067 or 45% from $8,995,051 for the year ended December 31, 2013 to $4,929,984 for the year ended December 31, 2014. The reason for the decrease is because the slow work in progress for the construction of restaurant related work during 2014.

Cost of services (consulting, service, commission and management fee)

Cost of services for consulting, service, commission and management fee increased by $23,693,292 or 115% from $20,548,608 for the year ended December 31, 2013 to $44,241,900 for the year ended December 31, 2014.

CA (Fishery): Cost of services from fishery increased by $40,054,183 or 109% from $36,696,125 for the year ended December 31, 2013 to $76,750,308 for the year ended December 31, 2014.

MEIJI (Cattle): Cost of service from cattle decreased by $4,733,262 or (100)% from $4,773,262 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014 as the cattle project was completed in 2013 and no new project was undertaken in 2014.

SIAF (Corporate): Cost of services from corporate increased by $2,236,243 or 85% from $2,618,298 for the year ended December 31, 2013 to $4,854,541 for the year ended December 31, 2014. The reason for the decrease is because the slow progress for the construction of restaurant related work during the year of 2014.

Gross profit (consulting, service, commission and management fee)

Gross profit of consulting, service, commission and management fees increased by $5,175,228 or 16%, from $32,263,164 for the year ended December 31, 2013 to $37,438,392 for the year ended December 31, 2014.

CA (Fishery): Gross profit from fishery increased by $40,054,183 or 109% from $36,696,125 for the year ended December 31, 2013 to $76,750,308 for the year ended December 31, 2014.

MEIJI (Cattle): Gross profit from fishery increased by $2,387,334 or (100)% from $2,387,334 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014 as the cattle project was completed in 2013 and no new project was undertaken in 2014.

SIAF (Corporate): Gross profit from corporate decreased by $6,301,310 or 99% from $6,376,753 for the year ended December 31, 2013 to $75,443 for the year ended December 31, 2014.The reason for the decrease is because the slow work in progress for the construction of restaurant related work during 2014.

Tables(A.6) below highlights general information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF respectively as of December 31, 2014:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	Development's completion date on or before	Contractual amount	% of completion as of 31.12.2014	Notes
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational
Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	2 phases and road work and Phase 3 extension of grow-out farm & Phase 4 demonstrated hydroponic farm	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million, Phase 3 US$5.2 million & Phase 4 US$1.6 million	Prawn farm (1)’s 14 APM tanks completed, construction of the Hydroponic farm will start in Q2 2015.
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) completed and Phase (4) not started.	Phase 4 work delayed to late 2015
Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started	Phase 3 work in progress
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Head	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational
Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2,500 head	2 Phases	February 2012	March. 2014	$10.6 million	completed	operating
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Work in progress	Restaurant 7 & 8’s work is targeting Q2 2015
NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	Completed	Operating
	Shanghai City		3,000 m2	Two Phases	Sept. 2014	December. 2014	$5 million	Work in progress	Work in progress and expecting operation to start within April 2015 .
New Zhongshan Prawn Project	Zhongshan City	Phase (1)S(1)= 10,000 MT S(2)= 30,000 MT Phase (2) S(1)=100,000 MT Phase (3) 200,000 MT	3600 MU land & BU area 3.57 million square meter	Phase (1) Stage (1)	Nov. 2013	10 years for 100,000 MT capacity & 20 years for whole integrated project	10 years for US$2.6 billion	minimal	Phase (1) Stage (1)'s farm construction work in progress, expecting first stocking by May 2015

Note (4) to Table A 1 Other Income:

Table (Note 4.1) below shows the Gain / Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for the year of 2014:

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. During the year ended December 31, 2014, the Company issued an aggregate of 3,265,201 shares of common stock (i) in consideration for extinguishment of debt in the aggregate amount of $13,006,374 for the issuance of 2,734,626 shares, reporting gain as income of $270,586 from the extinguishment of debts, (ii) for settlement of consulting and service fee in aggregate amount of $3,319,444 for the issuance of 530,575 shares for the services rendered in successfully procuring the private placement note issued on August 29, 2014 and (iii) the cancellation of decimal shares from result of the reverse split carried out in December 2014.

During the last three years, we have issued unregistered securities to Chinese persons none of them residents of the United States. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of these securities were, except as set forth below, deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Regulation S or Section 4(a)(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in such transactions. All purchasers of our securities were accredited or sophisticated persons and had adequate access, through employment, business or other relationships, to information about us.

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As at 01.01.2014	13,899,196		13,899.20	105,037,379.00
1/3/2014	149,645	5.45	149.64	814,664.91	800,000.00	-14,814.55	Debt settlement
1/13/2014	130,939	4.95	130.94	648,017.06	700,000.00	51,852.00	Debt settlement
1/16/2014	171,717	5.15	171.72	883,828.28	850,000.00	-34,000.00	Debt settlement
2/10/2014	106,838	5.15	106.84	549,893.00	550,000.00	0.16	Debt settlement
3/8/2014	143,593	5.45	143.59	781,719.36	725,000.00	-56,862.95	Debt settlement
3/27/2014	309,215	4.55	309.21	1,407,853.83	1,500,000.00	91,836.96	Debt settlement
3/29/2014	191,085	4.65	191.08	888,925.31	894,125.00	5,008.61	Debt settlement
4/8/2014	130,212	4.46	130.21	579,962.99	605,875.00	25,781.80	Debt settlement
4/25/2014	130,568	4.26	130.57	555,696.03	555,826.60	-	Workers entitlement
5/14/2014	340,615	3.96	340.62	1,348,496.58	1,450,000.00	101,162.80	Debt settlement
5/14/2014	360,750	3.96	360.75	1,428,210.85	1,500,000.00	71,428.40	Debt settlement
6/16/2014	117,249	3.96	117.25	464,188.35	464,305.60	-0.00	Professional Services
7/15/2014	220,282	3.96	220.28	872,096.92	894,125.00	21,807.80	Debt settlement
8/12/2014	120,041	3.96	120.04	475,243.96	487,249.00	11,885.00	Debt settlement
8/22/2014	258,684	4.06	258.68	1,049,741.48	1,050,000.00	-0.16	Debt settlement
9/16/2014	202,020	7.43	202.02	1,499,797.98	1,500,000.00	-0.00	Professional Services
10/8/2014	65,657	10.40	65.66	682,434.34	650,000.00	-32,500.00	Debt settlement
10/27/2014	35,354	9.11	35.35	321,964.65	350,000.00	28,000.00	Debt settlement
12/15/2014	80,739	9.90	80.74	799,231.26	799,312.00	-	Consulting service settlements
12/31/2014	-1,681	9.49	-1.68	-15,950.32	-15,952.00	-	Cancellation of decimal shares under reverse split

As at 12.31.2014	17,162,716.46		17,162.72	16,036,016.81	16,309,866.20	270,585.87

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

The other income for the year ended December 31, 2014 amounted to $490,649 and derived from the combination of (1) Gain on extinguishment of debt $270,586, Government Grant $537,787 and other income $270,586 less interest expenses of $(761,299), whereas the other income for the year ended December 31, 2013 amount to 1,769,873, and derived from the combination of (1) Gain on extinguishment of debt $1,318,947, Government Grants $613,678 and other income $230,840 less interest expenses of $(393,592).

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $270,586 and $1,318,947 has been credited (charged) to operations for the years ended December 31, 2014 and 2013, respectively.

Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses:

General and administrative and interest expenses (including depreciation and amortization) increased by $7,124,208 or 77% from $9,253,369 for the year ended December 31, 2013 to $16,377,577 for the year ended December 31, 2014. The increase was primarily due to increase in all sectors of expenses, including but not limited to office and corporate expenses of $4,113,032 from $2,100,341 for the year ended December 31, 2014 for the year ended December 31, 2013 to $6,213,373 for the year ended December 31, 2014, the increase of wages and salaries by $956,853 from 2013’s $1,912,616 to 2014’s $2,869,469 and the increase in others and miscellaneous of $816,838 from $2,211,459 for the year ended December 31,2013 to $3,028,297 for the year ended December 31, 2014 as shown in Table below:

Table (to Note 5)

Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses:

Category	2014	2013	Difference
	$	$	$
Office and corporate expenses	6,213,373	2,100,341	4,113,032
Wages and salaries	2,869,469	1,912,616	956,853
Traveling and related lodging	151,514	90,654	60,860
Motor vehicles expenses and local transportation	195,863	148,254	47,609
Entertainments and meals	165,827	139,452	26,375
Others and miscellaneous	3,028,297	2,211,459	816,838
Depreciation and amortization	2,991,935	2,257,001	734,934
Sub-total	15,616,278	8,859,777	6,756,501
Interest expense	761,299	393,592	367,707
Total	16,377,577	9,253,369	7,124,208

Note (6) to Table A 1 Depreciation and Amortization:

Depreciation and amortization increased by $1,164,691 or 33% to $4,667,388 for the year ended December 31, 2014 from $3,502,697 for the year ended December 31, 2013.The increase was primarily due to the increase of depreciation by $960,580 to $2,457,131 for the year ended December 31, 2014 from depreciation of $1,496,551 for the year ended December 31, 2013, and the increase of amortization by $204,111 to $2,210,257 for the year ended December 31, 2014 from amortization of $2,006,146 for the year ended December 31, 2013.

In this respect, total depreciation and amortization amounted to $4,667,388 for the year ended December 31, 2014, out of which amount $2,991,935 was reported under general and administration expenses and $1,675,453 was reported under cost of goods sold; whereas total depreciation and amortization was at $3,502,697 for the year ended December 31, 2013 and out of which amount $2,257,001 was reported under General and Administration expenses and $1,245,696 was reported under cost of goods sold.

Note (7) to Table A 1 Non-controlling interests:

Table (F) below shows the derivation of non-controlling interests

Names of intermediate holding company subsidiaries Abbreviated names	Capital Award Inc. (Belize) CA							Total

% of equity holding on below subsidiaries (in China)	NA	75%	75%	76%	45%		75%

Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)			Qing Hai Zhong He Meat product Co. Ltd (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)

Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)	(JFD)

Net income of the P.R.C. subsidiaries for the period ended 31. Dec. 2014 in $		4,713,880	1,576,192	5,418,366	26,765,642	3,816,554	9,821,794

Equity % of non-controlling interest		25%	25%	24%	55%	55%	25%

Non-controlling interest's shares of Net incomes in $		1,178,470	394,048	1,300,408	14,721,103	2,099,105	2,455,449	22,148,582

The Net Income attributed to non-controlling interests is $22,148,582 shared by (JHST, JHMC, HSA, SJAP, QZH and JFD, collectively) for the year ended December 31, 2014 as shown in Table (F) above.

Note (8) to Table A 1 Earnings per share (EPS):

Earnings per share decreased by $0.33 (basic) and $0.20(diluted) per share from EPS of $6.14 (basic) and $5.76 (diluted) year 2013 to EPS of $5.81 (basic) and $5.56 (diluted) for year 2014. The reason for the reduction is primarily due to the incremental issuance of common stock of 3.9 million shares from its weighted average number of shares outstanding of 12 million as of December 31, 2013 to 15.9 million as of December 31, 2014.

Part B. Audited Consolidated Balance Sheet as of the year 2014 compared to year 2013 (fiscal year)

Consolidated Balance sheets	December 31, 2014	December 31, 2013	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	3,031,447	1,327,274	1,704,173	B
Inventories	45,967,993	8,148,203	37,819,790	9
Costs and estimated earnings in excess of billings on uncompleted contracts	-	663,296	-663,296
Deposits and prepaid expenses	75,951,591	51,291,708	24,659,883	10
Accounts receivable	104,503,071	82,057,942	22,445,129	11
Other receivables	52,305,260	3,782,771	48,522,489
Total current assets	281,759,362	147,271,194	134,488,168
Property and equipment			-
Property and equipment, net of accumulated depreciation	64,352,975	46,487,058	17,865,917	12
Construction in progress	69,120,277	59,134,732	9,985,545	13
Land use rights, net of accumulated amortization	63,322,202	60,705,829	2,616,373	14
Total property and equipment	196,795,454	166,327,619	30,467,835
Other assets			-
Goodwill	724,940	724,940	-
Inverstment in unconsolidated corporate joint venture	817,127	-	817,127
Proprietary technologies, net of accumulated amortization	11,480,298	12,081,470	-601,172	15
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	41,109,708	41,109,708	-
Total other assets	54,132,073	53,916,118	215,955
Total assets	532,686,889	367,514,931	165,171,958
Current liabilities				16
Accounts payable and accrued expenses	22,138,835	11,055,194	11,083,641
Billings in excess of costs and estimated earnings on uncompleted contracts	8,060,580	3,146,956	4,913,624
Due to a director	1,172,059	1,793,768	-621,709
Series F shares mandatory redemption payable	3,146,063	-	3,146,063	17
Other payables	11,695,982	10,768,786	927,196
Short term debts	4,410,727	4,100,377	310,350
Bonds payable	1,725,000	-	1,725,000
Total current liabilities	52,349,246	30,865,081	21,484,165
Non-current liabilities
Series F shares mandatory redemption payable	-	3,146,063	-3,146,063	17
Bonds payable	-	1,725,000	-
Long term debts	2,306,057	180,417	2,125,640
Convertible note payable	15,803,928	-	15,803,928	16D
Total non-current liabilities	18,109,985	5,051,480	13,058,505
Stockholders’ equity
Preferred stock
Series A preferred stock	-	-	-
Series B convertible preferred stock	7,000	7,000	-
Common stock	17,163	13,899	3,264
Additional paid-in capital	121,158,996	105,037,379	16,121,617
Retained earnings	273,261,108	181,196,498	92,064,610
Accumulated other comprehensive income	6,452,815	6,260,131	192,684
Treasury stock	-1,250,000	-1,250,000	-
Total SIAF Inc. and subsidiaries' equity	399,647,082	291,264,907	108,382,175
Non-controlling interest	62,580,576	40,333,463	22,247,113
Total stockholders' equity	462,227,658	331,598,370	130,629,288
Total liabilities and stockholders' equity	532,686,889	367,514,931	165,171,958

This Part B discusses and analyzes certain items (marked with notes) that we believe would assist stakeholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalent of $1,704,173 derived from cash and cash equivalents of $3,031,447 and $1,327,274 as of December 31, 2014 and December 31, 2013, respectively. In this respect, it is a regular situation for cash and cash equivalents to get back into its normal pattern after the irregular pattern caused by seasonal impacts at the end of the year.

Note (9) Break down on Inventories:

	31-Dec-14	31-Dec-13	Difference

Sleepy cods, prawns, eels and marble goby	3,051,606	1,761,111	1,290,495
Unharvested HU plantation	-	719,329	-719,329
Bread grass	2,336,308	580,954	1,755,354
Beef cattle	8,362,763	1,951,962	6,410,801
Organic fertilizer	7,292,389	895,670	6,396,718
Forage for cattle and consumable	6,547,333	684,979	5,862,354
Raw materials for bread grass and organic fertilizer	14,223,407	855,493	13,367,914
Beef and mutton	2,908,886	-	2,908,886
Immature seeds	1,245,302	698,704	546,598
	45,967,993	8,148,203	37,819,790

Note (10) Breakdown of Deposits and Prepaid Expenses:

Note (10.1):

	31-Dec-14	31-Dec-13	Difference
	$	$	$
Deposits for
- purchases of equipment	4,668,784	4,886,048	-217,264
- acquisition of land use rights	3,373,110	7,826,508	-4,453,398
- inventories purchases	14,221,199	9,771,383	4,449,816
- aquaculture contracts	20,467,603	-	20,467,603
- building materials	877,598	1,281,935	-404,337
- consulting service providers and others	5,188,473	4,404,210	784,263
- construction in progress	20,467,357	23,021,316	-2,553,959
Prepayments - debts discounts and others	3,827,401	-	3,827,401
Shares issued for employee compensation and overseas professional and bond interest	2,860,066	100,308	2,759,758
	75,951,591	51,291,708	24,659,883.0

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of December 31, 2014, we have $3,373,110 f or a deposit paid for the acquisition of a Land Use Right (“LUR”) derived from the following transactions:

$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority estimated to be granted during 2015 as the new local ordinances on agriculture land delayed the processing of our application. Due to the delay in approving the LUR of the said block of land, HSA has revised and supplemented the contract of said land by a leasing agreement until such time said official approval will be granted, and, in the interim, the deposit and pre-payment on said land would be treated as a rent-to-own lease arrangement providing pre-payment toward said land once approval is granted.

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

The matter for CA’s purchase of the Land Used Right for a block of 235 Mu (or 38.5 acres) located at Cong Hua District Guangzhou City in late October 2010 (The Cong Hua Land);

(1)	The “Cong Hua land” is part of a larger block of land (of some 500 acres) which is under a subdivision application. However in 2011, the Land Law changed such that the said sub-division now required the approval of the Central Government in Beijing, which means the approval process was lengthened. Cong Hua District was rezoned as a suburb of the Guangzhou City in 2010 within close proximity of Guangzhou City. Management considers it as a valuable piece of land very suitable for the development of one of our agriculture projects. Our agreement with the vendor requires that it use its best efforts to speed up the said subdivision’s approval on or before June 30 2014, failing which they would replace the said land with another block of land to our satisfaction. In lieu of the land swap arrangement just mentioned, the Company has negotiated with the vendor to be compensated $1 million since the Central Government approval remained pending as of September 30, 2014, which was scheduled to be paid on or before December 31, 2014.

(2)	Just before the end of the year 2014, the vendor provided an alternative land of 202 Mu (or 33.5 acres) located at Da San Dui Wei, You Nan Village, Shen Wan Town, Zhongshan City (Zhongshan Land) to replace the said 235 Mu land at Cong Hua District at an amount of US$4,453,665 (or RMB27,989,606) that was accepted by the Company. In this respect the amount of US$4,453,665 owed by the Vendor due to the delay in delivering the said Land Used Right to CA on “The Cong Hua land” has been paid fully by the delivery of “The Zhongshan land”.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies”:

Under account of Subsidiary	Segment of	Project name	Estimated total Asset value $	Estimated time of Acquisition	Current status of Project	Deposit & prepayments made as of December 31, 2014 $	Land Bank or Built Up area m2	% equivalent to equity paid
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center			2 out of 4 phases	1,032,914

CA	Fishery	Fish Farm (1)	26.22 Million	2016	completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	124,000	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	100% completed	5,558,057	230,300	35%
						41,109,708

During the last quarter of 2014 the Company did not pay further deposit and prepayment for investments in future assets and in future Sino Foreign Joint Venture companies; as such, there is no change in this respect.

Note (11): Breakdown of Accounts receivable:

	December 31, 2014
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
- CA	14,123,252	-	14,123,252	-	-
- SIAF	2,506,024	-	-	2,506,024	-

Sales of Live Fish, eels and prawns (from Farms) (CA)	13,649,088	1,524,465	4,680,751	7,443,872	-

Sales of imported seafood (SIAF)	6,240,164	6,240,164	-	-	-

Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	12,866,293	3,768,225	-	-	9,098,068

Sales of HU Flowers (Fresh & Dried) (JHST)	11,129,317	-	2,004,004	2,441,167	6,684,146

Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	29,843,286	6,545,924	13,143,217	6,443,398	3,710,747

Sales Fertilizer from (HSA)	10,065,029	1,475,547	2,756,322	2,072,687	3,760,473

Sales of Beef (QZH)	4,080,618	2,108,736	1,617,008	231,235	123,639

Total	104,503,071	21,663,061	38,324,554	21,138,383	23,377,073

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable aging is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days and therefore no diminution in value is required, as the credit quality of the receivable is not in doubt.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices and aging is within 90 days trading terms with a small portion at 180 days (for oversized fish, as oversized fish takes time to sell). We sold $23 million in live fish, eels and prawns (live seafood) to the wholesalers for the year ended December 31, 2014 and as of December 31, 2014, accounts receivable of $ 0 was over 120 days. These debtors represent credit quality receivables as they are well established wholesalers, profitable and viable businesses with a good track record, and therefore provision of diminution in value is not required as collection is not in doubt.

Sales of fertilizer and bulk livestock feed: These comprise sales made to regional farmers contracted by us to grow crops and pastures using and purchasing our fertilizer. We in turn agree to buy their cattle that are fed with our bulk and concentrated cattle feed purchased from us. Under this term of arrangements our accounts receivable are normally carried forward until such time they can be offset against our account payables due to these contracted farmers (that is, the amount owed for the amount of crops and pastures is ultimately offset against the amount of cattle that we have purchased from them, respectively). As these debtors are our contract farmers and operate profitable and viable businesses with us, and have a good track record, we consider their credit quality to be good and collection from them is not in doubt, thus no diminution in value is required.

Information on Concentration of credit risk of account receivables:

Major customer’s revenues / our total revenues:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statements of this Annual Report), which accounted for 62.55% of our consolidated revenues for the year ended December 31, 2014 as shown in the table below:

	Twelve months ended December 31, 2014
	% of total revenue	Customer's Total Revenue
Customer A	25.73%	$104,019,846
Customer B	15.94%	64,443,322
Customer C	14.24%	57,566,067
Customer D	6.65%	26,899,512
	62.55%	$252,928,747

Customer A is Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). In respect of the project for WSC 1, CA was the consulting engineer responsible for the construction of this project and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers to which we bill our sales of seafood (including live and frozen seafood). APNW distributes the seafood to other wholesalers in various cities in China. WSC 1 is logistically situated at the center of all interprovincial services. At the same time, APNW has obtained all relevant Import Quotas and Permits by September 30, 2013. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales effected through WSC 1 contributes 25.73% of our total consolidated revenue, which is equivalent to $104,019,846 out of our total revenue of $404,334,373 derived from activities shown in the table below:

Name of company	Segments	Operation Division	Abbreviation name	% of total revenue	Amount in
					$

CA	Fishery	Sales of fish, eels & prawns (from Fish Farm 1)	Wholesale Center (1)	6.32%	25,562,135
		Sales of fish prawns & eels from Contract Growers		6.83%	27,598,482

SIAF	Corporate	Trading sales of seafood, beef & mutton		12.58%	50,859,229

				25.73%	104,019,846

Customer B is one of our main agents, namely Mr. Li Hongzhen who distributes SJAP’s organic fertilizer, bulk livestock feed and concentrated livestock feed to our cooperative farmers and other regional farmers. During 2014, Mr. Li had transacted 15.94% of our total consolidated revenue (equivalent to $64,443,322) out of our total revenue of $404,334,373 derived from the sale of SJAP’s organic fertilizer, bulk livestock feed and concentrated livestock feed under the segment of Organic Fertilizer and Bread Grass.

Customer C is one of our main agents, namely Mr. Xian Zhiming (Zhongshan new prawn farm), to whom we agreed to extend trading terms between 120 days to 180 days in the interim until such time as we assist them to procure a project loan of up to $60 million targeting on or before December 31, 2015.

Customer D is Cattle Wholesale represented by Mr. Zhen Runchi who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies us with young cattle. The fiscal year 2014, transactions through Mr. Zhen Runchi generated 6.65 % of our total consolidated revenue (equivalent to $26,899,512 out of our total revenue of $404,334,373.

Major customer’s account receivables:

The 4 major long-term customers (referring to Customer A, B, C and D above & mentioned in the Financial Statements of this Annual Report), whose account receivables collectively amount to $57,108,379 that is equivalent to 14% of our consolidated revenues ($404,334,373) for the year 2014 as shown in the table below:

	31-Dec-14	Total
	% of total Accounts receivables	Accounts receivables
Customer A	21.21%	$22,168,603
Customer B	13.51%	14,123,252
Customer C	10.24%	10,695,906
Customer D	9.68%	10,120,618
	54.65%	$57,108,379

Note (12) Property and equipment, net of accumulated depreciation:

2014

Plant and machinery	$4,038,274
Structure and leasehold improvements	53,120,203
Mature seeds and herbage cultivation	10,794,289
Furniture and equipment	629,055
Motor vehicles	765,858
69,347,679
Less: Accumulated depreciation	(4,994,704)
Net carrying amount	$64,352,975

Note (13) Construction in progress:

2014
Construction in progress
- Oven room and road for production of dried flowers	539,304
- Office, warehouse and organic fertilizer plant in HSA	20,205,123
- Organic fertilizer and bread grass production plant and office building	12,325,685
- Rangeland for beef cattle and office building	35,074,556
- Fish pond	975,609

69,120,277

Note (14): Land Use Right Net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2014.12.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	221,537	Lease	Fertilizer production
Hunan lot2	HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	34,527,283	Management Right	Pasture growing
Hunan lot3	HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	343,794	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	932,917	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	901,852	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,971,346	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,792,378	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	843,032	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	725,609	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,837,262	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,325,410	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	27.02	4/1/2011	20	3/31/2031	5,082,136	21,176	4,129,236	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	485,495	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	400,088	Management Right (lease)	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Zhongshan City Guangzhou	33.28	31/12/2014	30	31/12/2044	4,453,665	12,371	4,416,551	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,834,266
Exchange difference							2,197,490		1,634,146

			639				69,428,143	119,418	63,322,202

Note (15) Other Receivables

	2014	Note
Advanced to employees	476,630
Advanced to suppliers	9,910,682	15A
Advanced to customers	13,917,948
Loan to unincorporated companies (referring to corporate structure chart)	28,000,000
	52,305,260

Note 15.A: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 100 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out at less than $3,000 per member that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenues are also increasing.

Note (16) Current Liabilities:

	2014	Note
Current liabilities
Accounts payable and accruals	22,138,835	16A
Billings in excess of cost and estimated earnings on uncompleted contracts	8,060,580
Series F shares mandatory redemption payable	3,146,063	16B
Due to a director	1,172,059	16C
Other payables	11,695,982
Short term bank loan	4,410,727
Bonds payable	1,725,000
	52,349,246

Note (16C): Analysis of Other Payables:

As of December 31 2014, we have other payables totaling $11,695,982, composed of the following:

For the fiscal year ended December 31 2013, we issued promissory notes amounting to $10,491,375 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two years at interest free term. Promissory notes could be repaid either by cash or in shares of the Company or a combination thereof. If shares are used to settle debt amounts, the respective share conversion rates will be determined by both parties at the time of settlement. During fiscal year 2014 we redeemed $13,006,375 of promissory notes for advances granted by third parties in fiscal year 2013 as well as in early months of 2014 by the issuance of shares leaving a balance of $1,110,000 of promissory notes still due and outstanding as of December 31, 2014.

A grant of $2,419,513 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP proves to be unable to complete the project, it will have to repay the grant to the Government. As of December 31, 2014, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

Also in fiscal year 2014, there were other advances given by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that may or may not have any promissory notes or agreements but verbal understandings. These advances amount to $8,176,469 unpaid and outstanding as at December 31, 2014.

Part C. Pro forma on records of historical performances reflecting the Company’s “Free Cash Flow”: (Inclusive of SIAF and subsidiaries in segments containing Non-GAAP derivation)

	2011	2012	2013	2014	Total 4 years
	In round figures of $ millions
Sale of goods	31	88	209	323	651
Consulting income	21	51	52	81	205

Cost of goods sold	17	51	139	231	438
Cost of service	10	18	21	44	93

EBITDA	22	66	98	119	304

Depreciation & amortization	1	2	3	5	9

Non - controlling interest	5	6	20	22	53

Net income attributable to SIAF & subsidiaries	16	57	74	92	239

Total Assets	153	242	368	532

Total liabilities	16	26	36	70

Total stockholders equity	137	216	332	462

Total Capex	14	34	71	35	154
1. property and equipment	-	18	22	21	61
2. construction in progress	2	13	41	10	66
3. land use right	12	3	4	4	23
4. proprietary technologies	-	-	4	-	4
	-	-	-	-	-
Total increase of wc	18	47	43	112	220
1. increase in inventories	3	17	-6	38	52
2. increase in receivable or decrease in payable etc .	15	30	49	74	168

Total capex and increase of wc	32	81	114	147	374

Free Cash Flow (FCF)	-10	-15	-16	-28	-70

Net Debt	-1	-2	-5	24

	In round figures of million shares
Total authorized common stocks	10	13	17	23

Weighted average of total issue & outstanding common stocks
Basic	6	8	12	16
Diluted	7	9	13	17

	In US$/share
Earning per share (or EPS)
Basic	2.57	6.93	6.14	5.81
Diluted	2.28	6.14	5.76	5.56

NTA / share
Basic	23	26	28	29
Diluted	20	23	26	28

E.2 APWAM (holding company of SJAP).

	2011	2012	2013	2014	Total 4 years
	In rounded figures of $ million
Sale of goods	15	21	62	102	200

Cost of goods sold	7	15	38	71	131

EBITDA	8	7	27	33	75

Depreciation & amortization	-	-	-	1	1

Non - controlling interest	4	4	15	18	41

Net income attributable to SIAF & subsidiaries	4	3	12	13	32

Total Assets	17	43	88	134

Total liabilities	2	11	15	28

Total stockholders equity	15	32	73	106

Total Capex	2	14	38	20	74
1. property and equipment	-	9	12	6	27
2. construction in progress	2	4	24	14	44
3. land use right	-	1	-	-	1
4. proprietary technologies	-	-	2	-	2

Total increase of wc	7	-6	-12	12	1
1. increase in inventories	3	11	-6	24	32
2. increase in receivable or decrease in payable etc .	4	-17	-6	-12	-31

Total capex and increase of wc	9	8	26	32	75

Free Cash Flow (FCF)	-1	-1	1	1	0

Net Debt	-1	-2	-5	-7

E.3.SIAF’s Corporate Operational division

	2011	2012	2013	2014	Total 4 years
	In rounded figures of $ million
Sale of goods	-	2	22	51	75
Consulting income	-	3	9	5	17

Cost of goods sold	-	1	19	37	57
Cost of service	-	1	3	5	9

EBITDA	-	2	6	6	14

Depreciation & amortization	-	-	-	0

Non - controlling interest	-	-	-	-

Net income attributable to SIAF & subsidiaries	-	2	6	6	14

Total Assets	3	10	19	50

Total liabilities	1	7	8	21

Total stockholders equity	2	3	11	29

Total Capex	-	-	2	1	3
1. property and equipment	-	-	-	-	-
2. construction in progress	-	-	-	1	1
3. land use right	-	-	-	-	-
4. proprietary technologies	-	-	2	-	2

Total increase of wc	45	18	25	34	122
1. increase in inventories		-	0	-	-
2. increase in receivable or decrease in payable etc .	45	18	25	34	122

Total capex and increase of wc	45	18	27	35	125

Free Cash Flow (FCF)	-45	-16	-21	-29	-111

Net Debt	-	-	-	-13

E.4. CA (Fishery Development Division)

	2011	2012	2013	2014	Total 4 years
	In rounded figures of $ million
Sale of goods	10	28	47	54	139
Consulting income	17	37	36	76	166
					-
Cost of goods sold	8	14	33	36	91
Cost of service	8	14	13	39	74

EBITDA	8	35	37	55	136

Depreciation & amortization	-	-	-	-

Non - controlling interest	-	-	-	-

Net income attributable to SIAF & subsidiaries	8	35	37	55	135

Total Assets	40	60	81	131

Total liabilities	4	4	7	2

Total stockholders equity	36	56	74	129

Total Capex	-	-	3	4	7
1. property and equipment	-	-	-	-	-
2. construction in progress	-	-	3	-	3
3. land use right	-	-	-	4	4
4. proprietary technologies	-	-	-	-	-

Total increase of wc	12	37	25	51	125
1. increase in inventories
2. increase in receivable or decrease in payable etc .	12	37	25	51	125

Total capex and increase of wc	12	37	28	55	132

Free Cash Flow (FCF)	-4	-2	9	-	4

Net Debt	-	-	-	-

E.5. Tri-way (the holding company of Fish Farm (1))

	2011	2012	2013	2014	Total 4 years
	In rounded figures of $ million
Sale of goods	-	16	25	52	93

Cost of goods sold	-	10	19	41	70

EBITDA	-	5	6	10	21

Depreciation & amortization	-	0	0	1	2

Non - controlling interest		1	1	2	4

Net income attributable to SIAF & subsidiaries	-	4	5	8	17

Total Assets	8	12	19	41

Total liabilities	-	-	-	10

Total stockholders equity	8	12	19	31

Total Capex	-	6	2	1	9
1. property and equipment	-	6	-	2	8
2. construction in progress	-	-	2	-1	1
3. land use right	-	-	-	-	-
4. proprietary technologies

Total increase of wc	-	6	5	9	20
1. increase in inventories	-	5	-	1	6
2. increase in receivable or decrease in payable etc .	-	1	5	8	14

Total capex and increase of wc	-	12	7	10	29

Free Cash Flow (FCF)	-	-7	-1	-	-8

Net Debt	-	-	-	-

E.6. MEIJI and Cattle Farm (Development and holding company of CF (1))

	2011	2012	2013	2014	Total 4 years
	In rounded figures of $ millions
Sale of goods	-	6	18	33	57
Consulting income	4	11	7	-	22

Cost of goods sold	-	4	13	31	48
Cost of service	2	3	5	-	10

EBITDA	1	9	5	2	18

Depreciation & amortization	-	0	0	0	1

Non - controlling interest	-	-	-	-	-

Net income attributable to SIAF & subsidiaries	1	9	5	1	16

Total Assets	7	20	33	38

Total liabilities	-	-	2	5

Total stockholders equity	7	20	31	33

Total Capex	5	2	-	-	7
1. property and equipment	-	-	-	-	-
2. construction in progress	-	-	-	-	-
3. land use right	5	2	-	-	7
4. proprietary technologies

Total increase of wc	-3	1	5	3	6
1. increase in inventories	-	1	-	1	2
2. increase in receivable or decrease in payable etc .		-	5	2	4

Total capex and increase of wc	2	3	5	3	13

Free Cash Flow (FCF)	-1	6	-	-1	5

Net Debt

E.7. MEIJI and JHST plantation division

	2011	2012	2013	2014	Total 4 years
	In rounded figures of $ million
Sale of goods	6	12	23	11	52

Cost of goods sold	2	5	10	4	21

EBITDA	4	6	11	6	28

Depreciation & amortization	0	-	1	1	2

Non - controlling interest	1	1	3	1	6

Net income attributable to SIAF & subsidiaries	3	5	7	4	19

Total Assets	28	37	49	53

Total liabilities	-	-	-	-

Total stockholders equity	28	37	49	53

Total Capex	-	3	10	1	14
1. property and equipment	-	3	6	1	10
2. construction in progress	-	-	-	-	-
3. land use right	-	-	4	-	4
4. proprietary technologies	-	-	-	-	-

Total increase of wc	-3	1	6	5	9
1. increase in inventories	-	-	-	-	-
2. increase in receivable or decrease in payable etc .	-3	1	6	5	9

Total capex and increase of wc	-3	4	16	6	23

Free Cash Flow (FCF)	7	2	-5	-	5

Net Debt

E.8. HSA (the Hunan fertilizer Operation)

	2011	2012	2013	2014	Total 4 years
	In rounded figures of $ million
Sale of goods	-	3	12	20	35

Cost of goods sold	-	2	7	11	20

EBITDA	-	0	4	7	12

Depreciation & amortization	0.40	1	1	1	4

Non - controlling interest			1	1	2

Net income attributable to SIAF & subsidiaries	-	-1	2	5	6

Total Assets	50	60	79	85

Total liabilities	9	4	4	4

Total stockholders equity	41	56	75	81

Total Capex	7	9	16	8	40
1. property and equipment	-	-	4	12	16
2. construction in progress	-	9	12	-4	17
3. land use right	7	-	-	-	7
4. proprietary technologies	-	-	-	-	-

Total increase of wc	-40	-10	-11	-2	-63
1. increase in inventories	-	-	-	12	12
2. increase in receivable or decrease in payable etc .	-40	-10	-11	-14	-75

Total capex and increase of wc	-33	-1	5	6	-23

Free Cash Flow (FCF)	33	1	-1	1	35

Net Debt

Income Taxes

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States of America and, accordingly, undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided, thereon.

The Company appointed US tax professionals to assist in filing income tax returns for the years ended December 31, 2014 and 2013 in compliance with US Treasury Internal Revenue Code and we filed our 2013 Tax returns with the Internal Revenue Service (“IRS”) of USA Government on June 2014.

As of December 31, 2014, The Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP since they are exempt from EIT for the twelve months ended December 31, 2014 and 2013 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the twelve months ended December 31, 2014 and 2013.

No Macau corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the twelve months ended December 31, 2014 and 2013.

No Swedish corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the twelve months ended December 31, 2014.

No deferred tax assets and liabilities are payable as of December 31, 2014 and December 31, 2013 since there was no difference between the financial statements carrying amounts, and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of December 31, 2014, unrestricted cash and cash equivalents amounted to $3,031,447 (see notes to the consolidated financial statements), and our working capital as of December 31, 2014 was $229,410,116.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Debts	4,410,727				4,410,727
Bonds payable	1,725,000	15,803,928			17,528,928
Long Term Debts	-	2,306,057			2,306,057
Other payables- Promissory Notes	1,100,000				1,100,000

Cash provided by operating activities amounted to $22,150,719 for the twelve months ended December 31, 2014. This compared with cash provided by operating activities totaled $84,241,349 for the twelve months ended December 31, 2013. The decrease in cash flows from operations primarily resulted from the decrease of inventories of $(37,819,790) for the twelve months ended December 31, 2014 from $8,966,552 for the twelve months ended December 31, 2014.

Cash used in investing activities totaled $(31,514,245) for the twelve months ended December 31, 2014. This compares with cash used in investing activities totaling $(93,308,417) for the twelve months ended December 31, 2013. The increase in cash flows used in investing activities primarily resulted from payment for construction of $(26,693,530) for the twelve months ended December 31, 2014 from $(51,226,616) for the twelve months ended December 31, 2013.

Cash provided by financing activities totaled $9,942,691 for the twelve months ended December 31, 2014. This compares with cash used in financing activities totaling $907,142 for the twelve months ended December 31, 2013. The increase in cash provided by financing activities due to net proceeds from convertible note of $7,522,450 for the twelve months ended December 31, 2014 from $0 for the twelve months ended December 31, 2013.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The audited consolidated financial statements for the twelve months ended December 31, 2014 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

REVERSE STOCK SPLIT

Reverse stock split and new conversion rate of Series B preferred stock to share of common stock

On December 16, 2014, the Company implemented a 1 for 9.9 reverse stock split.   On December 17, 2014, the Company implemented the conversion rate of 1 for 9.9 shares of common stock. All share information contained within this report, including consolidated balance sheets, consolidated statements of income and other comprehensive income, and footnotes have been retroactively adjusted for the effects of the reverse stock split and new conversion rate of Series B preferred stock to share of common stock.

As the par value per share of our common stock remained unchanged at $0.001 per share, a total of $75 was reclassified from common stock to additional paid-in capital. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $23,010 and $39,549 for the years ended December 31, 2014 and 2013, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $2,379,831 and $2,365 for the years ended December 31, 2014 and 2013, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in People’s Republic of China (“P.R.C.”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the twelve months ended December 31, 2014 or December 31, 2013.

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

PROPRIETARY TECHNOLOGIES

The Company has determined that technological feasibility is established at the time a working model of products is completed. Master license of stock feed manufacturing technology was acquired and the costs of acquisition were capitalized as proprietary technologies when technological feasibility had been established. Proprietary technologies are intangible assets of finite lives. Proprietary technologies are amortized using the straight-line method over their estimated lives of 25 years.

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

The Company has adopted the cost method of accounting for treasury stock shares. The purchase of outstanding shares is treated as a temporary reduction in shareholders’ equity in view of the expectation to reissue the shares instead of retiring them. When the Company reissues the treasury shares, the temporary account is eliminated. The cost of treasury stock shares reacquired is charged to a contra account, in this case a contra equity account that reduces the stockholder equity balance.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2014 and 2013, the Company determined no impairment losses were necessary.

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

For the years ended December 31, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $5.81 and $6.14, respectively. For the years ended December 31, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $5.56 and $5.76, respectively.

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

For the fiscal year ended December 31, 2013

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31, 2013 and December 31, 2012 were translated at RMB6.10 to $1.00 and RMB6.29 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2013 and December 31, 2012 were RMB6.19 to $1.00 and RMB6.31 to $1.00, respectively.

For the fiscal year ended December 31, 2014

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31, 2014 and December 31, 2013 were translated at RMB6.12 to $1.00 and RMB6.10 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2014 and December 31, 2013 were RMB6.14 to $1.00 and RMB6.19 to $1.00, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2014 or 2013, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2014 or 2013.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

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

In November 2014, FASB issued ASU No. 2014-17, (Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.) The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PROGRESS REPORTS AND SUBSEQUENT EVENTS

●    Table (PS 1) below shows the progress reports and subsequent events on operational affairs of each subsidiary as of December 31, 2014, onward:

Name of
subsidiaries	Operating divisions	Description
SJAP
Cattle farming & fattening

From Note to Table (A.4) and its related Table, we have obtained following records and assumptions:

Note (a): Total head of cattle sold by SJAP is 18,585 in 2014 of which 13,860 head were contracted with and purchased from Cooperative farms after the cattle have been fattened for a period up to 3 months and 4,725 head were grown or fattened by SJAP’s own farm.

Note (b & d): The average sales price per head of cattle is at US$3,397 / head of cattle at averaged weight of 680 Kg / head whereas the average weight of cattle from the cooperative farms is at 630 Kg / head sold at an average of US$3,176 / head while the heavier cattle grown by our own farm average in at $4,169 / head, which reflecting corresponding value, accordingly.

RMB25 / Kg of live weight are the average cost that SJAP paid to its cooperative farms for their fattening contracts with the said farms yielding an average of RMB15,750 / head of (630 Kg) fattened cattle. As such, we are expecting the Cooperative farms’ average cost of growing and fattening the cattle at RMB11,100 to 11,400 / head and Gross Profit at RMB4,350 to 4,605 / head (or between 28% to 30% in Gross Profit), from which SJAP’s average Gross Profit derived from the sales of cattle contracted with and fattened by the Cooperative farms is at 19%.

	Fertilizer	The decrease of sales in SJAP’s fertilizer was by 26,836 MT between 2014’s 33,673MT and 2013’s 60,509 MT mainly due to SJAP no longer needing to supply HSA with fertilizer because HSA has been operating its second fertilizer process plant in 2014. In the meantime, the Company is analyzing plans on how to improve its fertilizer sales targeting viable actionable plans during Q2 2015.

	Bulk live-stock-feed	Taking into consideration the decrease in sales of the Bulk livestock feed by 804 MT between 2013’s 38,194 MT and 2014’s 37,390 MT primarily due to the decrease of external sales of Bulk livestock feed to non-cooperative regional farmers because of the good harvest season experienced throughout the region providing other source alternatives to them, this kind of situation changes year to year and the plan to increase the numbers of our Cooperative farms in 2015 will also help to improve the sales of bulk stock-feed.

	Concentrated stock-feed	SJAP is targeting a natural growth from 10 to 15% per year starting from 2015, onward.

	Slaughter house	In 2015, taking into consideration imported beef meat will continue to provide a better profit margin compared to our locally processed beef meats, management projects that slaughter activity to be within 2,000 to 3,000 head in 2015, and that sales of live-cattle will be maintained, as in 2014.

Deboning & processing

This division is projected to generate the following in 2015:

(i) Deboning locally slaughtered cattle into 720 to 1150 MT of meat and (ii) Deboning from 4,000 MT up to 6,000 MT of quarter cut beef into 3,120 MT to 4,680 MT of meat.

Collectively, in terms of money, this activity has the ability to generate sales from RMB150 million (or US$40.6M) to RMB375 Million (US$61M) in 2015.

In SJAP management’s opinion, collectively, Qinghai Province and its other four neighboring Provinces (i.e. Xinjiang, Xi Zang, Si Chuan and Gansu Provinces) provide more than ample demand for SJAP’s Halal and non-Halal beef meats.

Others

(i) Supply to Tesco Super Market Chain:

During the 4th Quarter of 2014, Vanguard Corporation (China), as a result of its acquisition of Tesco China, which had been approved by the China Authorities in 2014, has transitioned Tesco management with existing managers from Vanguard operations. Unfortunately, as a result of this transition, the new management team feels that the larger floor space Tesco’s management had agreed to provide SJAP as a condition of their joint venture, is a measure that they cannot honor. In light of this change, especially the constraints reduced floor space would have on SJAP’s projected bottom-line, manpower invested, etc. SJAP has requested Vanguard to allow them to withdraw their commitment, to which Vanguard has agreed. In the meantime, SIAF is assisting SJAP in finalizing a service contract with another international super market chain with outlets in China. SIAF will inform shareholders of its progress when it occurs.

(ii)       SJAP’s immediate hurdle within its deboning operation:

SJAP has been having difficulty sourcing skilled deboning labor, which has been affecting its productivity. A plan is underway to acquire a previous or current State Owned Enterprise (SOE) that operates as a deboning and value-added beef facility that employs sufficient skilled operators. SJAP is under current negotiations to acquire one of these facilities. The Company will inform shareholders of any progress as it occurs.

Future planning of SJAP’s cattle sector:

Evidenced throughout the second half of 2014 was that imported beef could be acquired more cheaply than our own produced beef of similar quality; the main reason is that countries such as Australia, New Zealand, America, etc., have well developed and established cattle farms that have plenty of pasture that their cattle are fed with and, as such, their production costs are comparatively much lower than SJAP’s cattle that have to be fattened with concentrated stock-feed and maintained with bulk stock-feed because of Qinghai Xining’s cold winter months preventing year-round pasturing. This situation actually affects most of China’s cattle growing districts, which is why until now the cattle industry in China had enjoyed Government protection for many years. However, during November 2014, the China and Australian Governments concluded a treaty that will phase out import tax for Australian beef by year 2023, eventually having a negative impact on China’s cattle industry, and even more so if similar treaties are reached with other export countries. Taking this into consideration, Management has decided to: (i) upgrade its beef cattle from existing Angus, Simmental, etc. to Wagyu cattle that will be fed with concentrated feed for at least 450 days, and (ii) feed the existing 2 year-old Angus or Simmental cattle with concentrated feed up to 550 days thus improving their overall meat quality. We believe that for the developed countries to grain feed these cattle up to 550 days, their cost will be much higher than in China due to their higher labor, utility, and grain costs, allowing SJAP a competitive edge in the long run. As the population of the middle class increases in China, the demands on the higher premium quality beef will increase, and currently the higher quality grain fed beef meat with quality marble is wholesaling at an average of RMB 200 / kg while our current produced beef prices in at RMB82 / kg, with imported beef at RMB 60 / kg.

Name of subsidiaries	Operating divisions

Certification for ISO9000 and Organic Beef

Work is in progress on the application to obtain ISO9000 certification for the “Abattoir and Deboning Facility” and to obtain Organic Status for SJAP’s own grown cattle; however these are long processes such that the Company at this stage can’t be sure of the time for their respective approval, but will keep our shareholders informed, accordingly.

HSA	Fertilizer operation	The increase in sales of organic mixed fertilizer is encouraging for HS.A showing that Hunan lake fishermen are getting more receptive to our fertilizer specially formulated for lakes, producing better economical results.

	Cattle farming	Construction of the cattle houses started in the 4th quarter of 2014 expecting completion within 2015, and upon completion, will have the capacity to house 2,000 head of cattle.

	Crop plantation	Because of a few snowy weeks during the 4th quarter in the Linli district (the district where our fertilizer complex is located), some of the yellow grass had been damaged, and as such, will need to be replanted starting in April 2015.

	Others	* Please refer to the pictures below for some of HSA's development in progress.

 HUNAN HSA’s foundation work on its 2000 heads’ cattle farm

 ●    Table (PS 2) below shows the progress reports and subsequent events on operational affairs of each subsidiary

Subsidiary	Operation division	Description

JHST (HU Plantation)	Immortal Vegetables	As explained in the past, Immortal Vegetables cannot grow in the Enping District during the winter months thus, there were no Immortal Vegetables planted or harvested during the 4th Quarter, but rather other cash crops (seasonal vegetables, sunflowers, etc.) were planted / harvested helping to offset some of JHST’s labor cost.

	HU Flowers	There was no late harvest in 2014 due to the wet conditions experienced by the region earlier that year. Time, instead, has been spent keeping the HU plants healthy and free from targeting the upcoming season for better results. In this respect, management is optimistic because the weather forecasts an extremely dry season for 2015, such that finally our hard work in the last few years of installing water holding systems and sprinkler systems will become useful in providing us with a unique harvest season capitalizing on the short supply and high commodity price projections for 2015.

	Drying & Processing	The application to Government authorities to convert 50 Mu of agriculture land into industrial land is pending to allow construction of additional drying and production facilities. At this time, there is no further indication as to when the application will be approved.

	Others	After the construction of its new facilities during Q3 2014, the HU Plantation now has the capacity to house up to 60 workers at a time, and the production areas needed to produce its own enzyme that has multiple applications including the production of another type of organic fertilizer free from animal waste antibodies that typically would be absorbed by our HU plants or immortal vegetables.

Table (PS 3) below shows the progress reports and subsequent events on operational affairs of each subsidiary:

Subsidiary	Operation division	Description

CA (Fishery)	(Existing Projects)

Includes Fish Farm (1), Prawn Farm (1), Prawn Farm (2), R&D Station and the Zhongshan New Prawn Farm Project. The tables below illustrate the differences in economic values between growing prawns in our APM indoor tanks, our designed RAS open dams and the traditional open dams as well as information recorded in our APM tanks for raising Sleepy Cod and Flower Pattern eels:

Information on the grow-out of Sleepy Cods, Flower Pattern eels and prawns using our in door APM tanks
General information (1)	Cost of grow-out in APM tanks				G.P.	Feed Conversion	Prices of feed	Weight gain average
	Fingerling stocks	Feed Stocks	Mortality	Total cost		Rate	RMB/Kg	g= grams m=month
Sleepy cods	55%	21%	5%	81%	19%	1.25(F) / 1(Lwt)	16	350g & up	500g & up	600g & up
								50/60 g / m	55/65g / m	65g & up / m

Flow Pattern Eels	32%	18%	6%	56%	49%	1.8(F) / 1 (LWT)	10	900g & up	1500g & up	2000g & up
								55/65g/month	65/70g / m	70g & up / m

Big Giant Prawns	9%	16%	15%	40%	60%	0.9 (F) to 1 (LWt)	7.50	3 Wks to 6 Wks	6 Wks to 9 Wks	9Wks to 12 Wks
								8g to 10 g / piece	12.5 g / piece	16/17 g / piece
									0.12 g / day	0.19 g / day
(F) = Feed
(Lwt) = Live weight

Information on the grow-out of prawns by RAS open dams
General information (2)	Cost RAS open dams				G.P.	Feed Conversion	Prices of feed	Weight gain average
	Fingerling stocks	Feed Stocks	Mortality	Total cost		Rate	RMB/Kg
Mexican White	6%	18%	45%	69%	28%	1.5(F) / 1(Lwt)	7.50	2 Wk to 5 Wks	5 Wks to 8 Wks	8Wks to 10 Wks
								7/8 g / piece	10/11 g / piece	13/14 g / piece

Big Giant Prawns	9%	21%	45%	75%	25%	1.8 to 1.9 (F) / 1 (LWT)	7.50	3 Wks to 6 Wks	6 Wks to 9 Wks	9Wks to 12 Wks
								10 g / piece	12/13g / piece	15/16 g / piece
									0.10 g gained / day	0.16 g gained / day

Information of the grow-out of prawns by the traditional open dams (without RAS dams)
General information (3)	Cost RAS open dams				G.P.	Feed Conversion	Prices of feed	Weight gain average
	Fingerling stocks	Feed Stocks	Mortality	Total cost		Rate	RMB/Kg
Mexican White	6%	25%	55%	86%	14%	1.8 to 1.9 (F) / 1(Lwt)	7.50	2 Wk to 5 Wks	5 Wks to 8 Wks	8Wks to 10 Wks
								7/8 g / piece	10/11 g / piece	13/14 g / piece

Big Giant Prawns	9%	25%	55%	89%	11%	2. to 2.1(F) / 1 (LWT)	7.50	3 Wks to 6 Wks	6 Wks to 9 Wks	9Wks to 12 Wks
								10 g / piece	12/13g / piece	15/16 g / piece
									0.10 g / day gain	0.16 g / day gain

We also believe that Prawn Farm (2) (although, its financials are not consolidated into the Group) will have a strong growth rate in 2015 due to progress made on its brood stock development program having successfully brought from under contract with (1) The China Government owned Research & Development Station, its first batch of Big Giant Prawn (BGP), whose brood stocks are claimed to be the best developed in China, and (2) a subsidiary of CP Group Thailand (one of the biggest seafood operators in Thailand and the world), its first batch of Specific Pathogen Free (SPF) BGP brood stock during Q4 2014. Starting from March 26th 2015 sales of fingerling from these BGP brood stocks will begin, and due to their superior quality we are expecting 5,000,000 pieces sold per day for the next 240 days generating revenues for PF(2) of up to RMB 72 million (or US$11.8 million) based on BGP fingerling sales, alone. Simultaneously, PF(2) is pursuing quality brood stock for Mexican White and Green Prawns and expecting positive results in 2015. Currently CA earns on average a 10 to 12% commission from PF(2)’s fingerling sales, however, upon completion of the planned merger and acquisition of PF(2) into a Sino Foreign Joint Venture Company, targeting 2016, PF(2) will contribute anywhere up to 30% of revenues and profits to CA’s consolidated financials (excluding the Zhongshan New Prawn Project’s contribution).

PF(2) Information on Production rate of mother stock and survival rates of fingerling stock 2014.
	Brood stock production				Survival rates (Fingerling)					2014 prices	CA's charges	Average GP
	Eggs / mother per 14 days	Frequence	Useful period	Total / Period	Eggs	day old	7 days old	14 days old	21 days old	RMB/10,000	RMB/10,000%

Mexican White	200,000	each 14 days	3/4 months	1,600,000	90%	90%	85%			250	25	40
							All sold by Day 7

Green Prawns	1 million to 1.8 million	each 14 days	5/6 months	Av 15 million	90%	90%		85%		500	50	40
								All sold by day 14

Big Giant Prawns	35,000 / 40,000	each 14 days	up to 24 months	18,200,000	90%	90%			85%	650	50	40
									All sold by day 21

* Please refer to the pictures below showing the current status of PF(1), and PF(2)

Zhong Shan Prawn Farm (2) PF2

The fingerling are being packed in plastic bags to be sold to customers

Fish and prawns are being loaded onto the truck to go wholesale markets.

Some of the Customers waiting to pick up their fingerling.

Sizes of the marketed prawns and The latest SPF brood stocks

Table (PS 4) below shows the progress reports and subsequent events on operational affairs of each subsidiary:

Subsidiary	Operation division	Description

CA (Fishery)	Zhongshan New Prawn Project (ZSNP)

During the last Quarter of 2014, ZSNP has started construction work (Stage 1; Phase 1) on development of APM tanks that are designed to produce up to 10,000 MT of prawns / year. It was expected that by end of March 2015, the first modular farm with designed capacity to produce up to 3,000 MT of prawns / year would be completed, however due to the extended Lunar New Year holiday and more than normal rainfall in March 2015 construction work was delayed.

We estimate that the first modular farm will be completed by the end of May 2015, with stocking of fingerling planned in June 2015, and the first sale of prawns commencing in August 2015, considering all goes well.

Our Management team is expecting better production efficiency and capacity from this 11th generation design compared with the 10th generation design of FF(1), and is confident that this latest design provides one of best environments for sustainability and production of prawns.

* Please refer to the pictures below showing the latest developments of the new Zhongshan Prawn project (ZSNP)

Latest pictures of ZHONGSHAN NEW PRAWN FARM Project’s development; some of these tanks will be ready for stocking as early as in May 2015.

Table (PS 5) below shows the progress reports and subsequent events on operational affairs of each subsidiary:

Subsidiary	Operation division	Description

SIAF (Corporate & Trading)	Consulting & Services	There were no new restaurants developed or built in the Guangzhou area, but the second Bull restaurant in Xining City started operation in November 2014 and by end of February 2015, it had shown significant profits, returning an average of RMB100,000 per month in net profit, which is by far one of the best performing restaurants developed by the Company.

The small meat and seafood (semi-wholesale and mainly retail shop) started operation in the third quarter of 2014, however, since its current activities are under performing, management is working to find positive solutions.

The construction and development work on the Shanghai distribution center is almost completed and will be ready for operation by April 2015. This center is equipped with a defrosting and aging refrigerator (D&A Frig) using the latest “Static Electric Refrigeration“Technology pioneered and invented in Taiwan. This D&A Frig will allow the daily sale of fresh meat to the Shanghai consumer, which is in high demand, and has resulted in the Shanghai Distribution Center establishing a supply contract with the Shanghai meat wholesale market to supply up to 50 MT of fresh chilled meat per day for initially 2 years starting from April 2015; this alone will allow the Shanghai Distribution Center to out-perform its targeted sales of 1,000 MT / month planned, initially.

Imported goods

We see 2015 as a good year for import trades due to the development work done in Madagascar over the past two years, enabling us to secure more regular supplies including both live and frozen seafood.

Also, as explained in the SJAP section above, with economic conditions favoring more imported beef, the Shanghai Distribution Center will also increase its beef imports, so that the combination of both operations will see a much faster growth rate derived from Australian imported beef in 2015.

* Please see the latest photographs of the Shanghai Distribution Center below.

SHANGHAI Distribution Center’s latest pictures as at March 26, 2015:

The offices for Beef in one section & seafood in another section

The live seafood section in the distribution center

The trolleys for hanging the quarter cut beef in the cold room equipped with the latest “Static Electricity” Technology from Taiwan that will defrost and age the fozen quarter cut beef into fresh chilled beef within 10 hours.

SJAP’s first lot of newborn Wagyu calves and the new range of super market packs

CONVERTIBLE NOTE PAYABLE

On August 29, 2014, the Company completed the closing of a private placement transaction with an accredited investor, which purchased a 10.5% Convertible Note (the “Note”) in the aggregate principal amount of up to $33,300,000. The Company received the initial advance of $6,982,667. The Company investor received a discount equal to 25% of the amount of the principal advanced by the investor.

Interest on the note shall accrue on the outstanding principal balance of this Note from August 29, 2014, onward. Interest shall be payable quarterly on the last day of each of March, June, September and December commencing September 30, 2014 provided, however, that the note-holder may elect to require the Company to issue a promissory note in lieu of cash in satisfaction of any interest due and payable at such time. Any interest promissory note shall be subject to the same terms held for the principal note, itself. The note has a maturity date of February 28, 2020.

The note is convertible, at the discretion of the note-holder, into shares of the Company’s common stock (i) at any time following an Event of Default, or (ii) for a period of thirty (30) calendar days following October 31, 2015 and each anniversary thereof, at an initial conversion price per share of $9.9, subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions, subject to the terms of the note. As long as the note is outstanding, the Investor shall have a right of first refusal, exercisable for thirty (30) calendar days after notice to the note holder, to purchase securities proposed to be offered and sold by the Company.

OTHER FINANCING ARRANGEMENTS:

During the 1st Quarter of 2015, the Company secured the services of a number of well know financial institutions as financial advisors to assist the Company, and have obtained loan agreements from other well established financial institutions as follows:

●	On March 12, 2015 we engaged Burnham Securities, Inc. (a leading U.S. underwriter 1930) to provide the Company with advisory services in respect of the Company’s future financing plans and activities. This is another milestone in the Company’s corporate strategy to successfully complete the five-year investment plan we initiated in 2010. Burnham’s affiliation with major China-based investment funds is expected to bring SIAF deep relationships and experience in the capital markets that will help us to continue to enhance shareholder value.

●	On March 13, 2015 we engaged Arctic Securities AB (a leading financial institution in Norway with extensive experience and investments in fishery operations) to provide the Company with advisory services in respect of the Company’s future financing plans and activities in the Nordic region. This is another milestone in the Company’s corporate strategy to successfully complete its future investment and expansion plans from 2015 onward. Arctic Securities is one of the leaders in fishery capital market investments, which we expect to further enhance shareholder value.

●	Also during the first week of March 2015, the Company secured two loans from two reputable financial institutions in the United States based on the following principal terms and conditions:

1.	Loan Principal: US$10 million on Loan 1; US$15 million on Loan 2.
2.	Disbursement Terms: Between one week and one month per tranche, depending on the Company’s needs.
3.	Loan Term : 3 years
4.	Interest Rate: 3.5% per annum for Loan 1; 5% per annum on Loan 2, payable quarterly.
5.	Repayment of principal: Lump sum at maturity
6.	Security: Collateralized with Company shares secured at 80% loan-to-value at the previous 3-day market average at the time of withdrawal.

7.	Return of security: Within 7 days after repayment of principal and outstanding interest (if any)
8.	Other clauses: Including other general loan clauses (i.e. Default clauses, penalty interest, etc.)

The Lenders of these two loans has agreed to the loan amount of $10M and $15M respectively, however we are starting with a loan of $5M from each lender collectively to $10M that are secured by shares of the Company owed by a number of un-related third parties who agreed to pledge their respective shares for the Company to secure the said loans and at maturity of the loans, said shares will be returned to the pledgors respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal control over financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	65	CEO and Director
Tan Poay Teik	56	Chief Marketing Officer and Director
Chen Bor Hann	50	Secretary and Director
Yap Koi Ming (George)	62	Independent Director
Nils Erik Sandberg	74	Independent Director
Daniel Ritchey	46	Independent Director
Lim Chang Soh (Anthony)	51	Independent Director
Olivia Lai	55	Chief Financial Officer

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

Daniel Ritchey. Mr. Ritchey has been an Independent Director of the Company since February 1, 2014. Having worked in both the public and private sectors, Mr. Ritchey has deployed his years of experience into developing partnerships and venture capital relationships throughout the agriculture and natural resource industries. Coupled with an undergraduate degree from Muskingum College (1989) and an MBA from Ohio State University (1994), Mr. Ritchey has as President of The Business Advocate, Inc. developed 3 successful partnerships, namely DC Capital LLC; 3-D Ranch LLC; and 3-D Oil and Gas LLC, whose business operations are mainly concentrated in Ohio, and whose commercial property development also extends into the Washington DC area. Mr. Ritchey continues to serve as a lobbyist on both the State and Federal level, with focus on issues and industries related to natural resources and the environment.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal year ended December 31, 2014.

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Lee Yip Kun Solomon	2014	336,000	0	0	0	0	0	336,000
Chief Executive Officer	2013	336,000	0	0	0	0	0	336,000
Tan Paoy Teik	2014	174,000	0	0	0	0	0	174,000
Chief Marketing Officer	2013	174,000	0	0	0	0	0	174,000
Chen Bor Hann	2014	60,000	0	0	0	0	0	60,000
Secretary	2013	60,000	0	0	0	0	0	60,000

Summary Equity Awards

There has been no equity incentive award made to any of our executive officers as of our fiscal year ended December 31, 2014.

Employment Agreements

Lee Yip Kun Solomon. On December 29, 2014, we renewed the three-year employment agreement effective and continuing as of January 1, 2015 with Lee Yip Kun Solomon, our Chief Executive Officer and President (the “Lee Agreement”). Pursuant to the Lee Agreement, Mr. Lee is entitled to an annual base salary of $336,000 and to receive 33,939 shares of our common stock. Such shares have not been issued to Mr. Lee. Mr. Lee shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Lee Agreement provides for Mr. Lee to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Lee Agreement also includes confidentiality obligations to which Mr. Lee must adhere.

Tan Paoy Teik. On December 29, 2014, we renewed the three-year employment agreement effective and continuing as of January 1, 2015 with Tan Paoy Teik, our Chief Marketing Officer (the “Tan Agreement”). Pursuant to the Tan Agreement, Mr. Tan is entitled to an annual base salary of $174,000 and to receive 17,575 shares of our common stock. Such shares have not been issued to Mr. Tan. Mr. Tan shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Tan Agreement provides for Mr. Tan to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Tan Agreement also includes confidentiality obligations to which Mr. Tan must adhere.

Chen Bor Hann. On December 29, 2014, we renewed the three-year employment agreement effective and continuing as of January 1, 2015 with Chen Bor Hann, our Secretary (the “Hann Agreement”). Pursuant to the Hann Agreement, Mr. Hann is entitled to an annual base salary of $60,000 and to receive 6,060 shares of our common stock. Such shares have not been issued to Mr. Hann. Mr. Hann shal1 also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Hann Agreement provides for Mr. Hann to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Hann Agreement also includes confidentiality obligations to which Mr. Hann must adhere.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 18,069,412 issued and outstanding shares of common stock as of the date of this Annual Report by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Other than as described in the notes to the table, we believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of the date of this Annual Report, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person. Unless otherwise indicated below, beneficial ownership is calculated based on the 18,069,412 shares of common stock issued and outstanding as of the date of this Annual Report.

Name and address	Shares of Common Stock	Percent of Common Stock	Shares of Series A Preferred Stock	Percent of Series A Preferred Stock	Percent of Capital Stock (1)

Directors and Officers (2):
Lee Yip Kun Solomon	1,262,626	6.9%	75	75%	61.4%
Tan Poay Teik	—	0	20	20%	16%
Chen Bor Hann	—	0	5	5%	4%
George Yap	5,051	*	—	0	*
Nils Erik Sandberg (3)	416,485	2.3%	—	0	*
Daniel Ritchey	146,464	*	—	0	*
Anthony Soh	—	0	—	0	0

All Officers and Directors as a Group (7 persons)	1,830,626	10.1%	100	100%	82%

5% or Greater Beneficial Owners
Nordnet Pensionsfoersaekring AB	2,050,304	11.3%	—	0	2.3%
Forsakringsaktiebolaget Avanza Pension	2,795,554	15.5%	—	0	3.1%

* Less than one percent

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

(2)         The address for each of the officers and directors is c/o Sino Agro Food, Inc., Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, P.R.C.

(3)         Includes 91,949 shares of common stock owned of record by Mr. Sandberg’s spouse and 85,858 shares of common stock owned of record by Ängby Sportklubb, a not-for-profit organization of which Mr. Sandberg is the chairman of the board of directors. Mr. Sandberg disclaims any beneficial ownership of the shares of common stock held by Ängby Sportklubb.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2014, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	The weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation Plans approved by Security holders	None	-	-

Equity compensation Plans not approved By security holders	None	-	-
Total

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 2011 we were indebted to Mr. Lee in the amount of $289,764. During fiscal year 2012, we borrowed an aggregate of $3,056,039 from Mr. Lee, leaving us indebted to Mr. Lee in the amount of $3,345,803 on December 31, 2012. During fiscal year 2013 we repaid Mr. Lee an aggregate of $1,552,035, leaving us indebted to Mr. Lee an amount of $1,793,768 on December 31 2013 and as at 31st December 2014 we are indebted to Mr. Lee $1,172,059. The amounts are unsecured, interest free and have no fixed term of repayment.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Principal Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants Anthony Kam & Associates Limited with respect to FYE 2014 and 2013 (“AK&A”), for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

AK&A	2014	$161,000
AK&A	2013	$151,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

AK&A	2014	$0
AK&A	2013	$0

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement - Triway selling equity interest in TianQuan Science. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents: Capital Award, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents: Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents: Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents: Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws. Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

3.16	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

3.17	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 10, 2014 as Exhibit 3.1 thereto.

3.18	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Foods, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2012 as Exhibit 3.1 thereto.

4.7	Amended and Restated Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

4.8	Promissory Note dated August 29, 2014. Incorporated herein by reference to the Current Report on Form 8-K filed on September 5, 2014 as Exhibit 4.1 thereto.

4.9	Certificate of Amendment to Certificate of Designation of the Series B Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.2 thereto.

10.1	Patented “Intellectual Property” namely “Zhi Wu Jei Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.1 thereto.

10.2	Sino Foreign Joint Venture Agreement: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.2 thereto.

10.3	Sino Foreign Joint Venture Agreement: Qinghai Sanjiang A Power Agriculture Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.3 thereto.

10.4	Deed of Trust - A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.4 thereto.

10.5	Deed of Trust - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.5 thereto.

10.6	Deed of Trust - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.6 thereto.

10.7	Master License from Infinity Environmental Group, a Belize corporation. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.7 thereto.

10.8	Capital Award Consulting Service Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.8 thereto.

10.9	Tri-Way Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.9 thereto.

10.10.a	Share Sale Agreement of Zhongxingnongmu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.10(a) thereto.

10.10.b	MOU SIAF and Mr. Sun Sales and Purchase of shares Hang Yu Tai. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.10(b) thereto.

10.11	Joint Venture Agreement for Enping City Bi Tao A Power Prawn Culture Development Co., Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.11 thereto.

10.12	AP Technology Consulting Services Agreement between Capital Award and a Group of China Parties. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.12 thereto.

10.13	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.13 thereto.

10.14	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.14 thereto.

10.15	Employment Agreement - Lee. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.15 thereto.

10.16	Employment Agreement - Tan. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.16 thereto.

10.17	Employment Agreement - Chen. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.17 thereto.

10.18	SJVC Enping Cattle and Sheep Farm Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.18 thereto.

10.19	Bait Fish Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.1 thereto.

10.20	Sleepy Cod Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.2 thereto.

10.21	Agreement between Capital Award, Inc. and Liu Gang, et al. Incorporated herein by reference to the Current Report on Form 8-K filed on February 29, 2012 as Exhibit 10.1 thereto.

10.22	Agreement between Macau Eiji Company Limited and Mr. Jin Xuesong. Incorporated herein by reference to the Current Report on Form 8-K filed on March 28, 2012 as Exhibit 10.1 thereto.

10.23	Addendum to Consulting and Services Agreement. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.1 thereto.

10.24	SJVC Agreement between MEIJI and Mr. He Yue Xiong. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.2 thereto.

10.25	Consulting and Services Agreement MEIJI and Mr. He Yue Xiong, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.3 thereto.

10.26	Agreement to Purchase Young Beef between MEIJI and Yang Zi Shao Town Cattle Farm. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.4 thereto.

10.27	WSPS SJVC between the Company and Zhou Jianfeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.5 thereto.

10.28	WSPS Consulting and Services Agreement between Capital Award and Zhou Jianfeng, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.6 thereto.

10.29	Memorandum of Understanding between the Company and Wu Xiaofeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.7 thereto.

10.30	Jiangman Hang Meiji Cattle Farm Co. Ltd. Statutory Documents. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.8 thereto.

10.31	Consulting and Service Agreement (Wholesale 2) between the Company and Guangzhou YiLi Na Wei Trading Co. Ltd. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.9 thereto.

10.32	JFD Lease agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.32 thereto.

10.33	JHMC Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.33 thereto.

10.34	JHST Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.34 thereto.

10.35	Sino Agro Food, Inc. Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.35 thereto.

10.36	Capital Award Consulting Service Agreement related to Fish Farm 2. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.36 thereto.

10.37	WXC Consulting Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.37 thereto.

10.38	Consulting and Service Agreement between MEIJI and Wei Da Xing, et al. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.38 thereto.

10.39	License Agreement between Capital Award Inc. and Glory Ocean Development Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on March 5, 2014 as Exhibit 10.1 thereto.

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

SINO AGRO FOOD, INC.

March 31, 2015	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)
March 31, 2015	By:	/s/ OLIVIA LAI
Olivia Lai Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2015	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

March 31, 2015	By:	/s/ TAN POAY TEIK
Tan PoayTeik Chief Officer, Marketing

March 31, 2015	By:	/s/ CHEN BORHANN
Chen BorHann Corporate Secretary

March 31, 2015	By:	/s/ YAP KOI MING
Yap Koi Ming Director

March 31, 2015	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

March 31, 2015	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Director

March 31, 2015	By:	/s/ SOH LIM CHANG
Soh Lim Chang, Director

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

SINO AGRO FOOD, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of December 31, 2014 and December 31, 2013, and the consolidated statements of income and other comprehensive income, the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the years ended December 31, 2014 and December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Agro Food, Inc. and subsidiaries as of December 31, 2014, and December 31, 2013, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2014 and December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

s/Anthony Kam & Associates Limited, CPA.

Anthony Kam & Associates Limited, CPA.

Hong Kong

March 31, 2015

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	Note	2014	2013
			(Restated)
ASSETS
Current assets
Cash and cash equivalents	6	$3,031,447	$1,327,274
Inventories	7	45,967,993	8,148,203
Cost and estimated earnings in excess of billings on uncompleted contracts	19	-	663,296
Deposits and prepaid expenses	8	75,951,591	51,291,708
Accounts receivable, net of allowance for doubtful accounts	9	104,503,071	82,057,942
Other receivables	10	52,305,260	3,782,771
Total current assets		281,759,362	147,271,194
Property and equipment
Property and equipment, net of accumulated depreciation	11	64,352,975	46,487,058
Construction in progress	12	69,120,277	59,134,732
Land use rights, net of accumulated amortization	13	63,322,202	60,705,829
Total property and equipment		196,795,454	166,327,619
Other assets
Goodwill	14	724,940	724,940
Proprietary technologies, net of accumulated amortization	15	11,480,298	12,081,470
Long term investment	16	817,127	-
Temporary deposits paid to entities for investments in Sino joint ventures companies	17	41,109,708	41,109,708
Total other assets		54,132,073	53,916,118

Total assets		$532,686,889	$367,514,931

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$22,138,835	$11,055,194
Billings in excess of costs and estimated earnings on uncompleted contracts	19	8,060,580	3,146,956
Due to a director		1,172,059	1,793,768
Series F Non-convertible preferred stock redemption payable	20	3,146,063	-
Other payables	21	11,695,982	10,768,786
Short term debts	22	4,410,727	4,100,377
Bonds payable	23	1,725,000	-
		52,349,246	30,865,081
Non-current liabilities
Series F Non-convertible preferred stock redemption payable	20	-	3,146,063
Long term debts	22	2,306,057	180,417
Bond payables	23	-	1.725.000
Convertible bond payables	24	15,803,928	-
		18,109,985	5,051,480

Commitments and contingencies		-	-

Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 7,000,100 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively)
Series A preferred stock: $0.001 par value	25	-	-
(100 shares designated, 100 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively)
Series B convertible preferred stock: $0.001 par value	25	7,000	7,000
(10,000,000 shares designated, 7,000,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively)
Series F Non-convertible preferred stock: $0.001 par value
(1,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively)
Common stock: $0.001 par value	25	17,162	13,899
(22,727,273 shares authorized, 17,162,716 and 13,899,196 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively)
Additional paid - in capital		121,158,996	105,037,379
Retained earnings		273,261,108	181,196,498
Accumulated other comprehensive income		6,452,816	6,260,131
Treasury stock		(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		399,647,082	291,264,907
Non - controlling interest		62,580,576	40,333,463
Total stockholders' equity		462,227,658	331,598,370
Total liabilities and stockholders' equity		$532,686,889	$367,514,931

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Note	2014	2013

Revenue
- Sale of goods		$322,654,081	$208,614,041
- Consulting and service income from development contracts		80,112,541	51,179,311
- Commission and management fee		1,567,751	1,632,461
		404,334,373	261,425,813
Cost of goods sold		(230,753,652)	(139,346,055)
Cost of services		(44,241,900)	(20,548,608)

Gross profit		129,338,821	101,531,150

General and administrative expenses		(15,616,278)	(8,859,777)
Net income from operations		113,722,543	92,671,373

Other income (expenses)

Government grant		537,787	613,678

Other income		443,575	230,840

Gain of extinguishment of debts	4	270,586	1,318,947

Interest expense		(761,299)	(393,592)

Net income (expenses)		490,649	1,769,873

Net income before income taxes		114,213,192	94,441,246

Provision for income taxes	5	-	-

Net income		114,213,192	94,441,246
Less: Net (income) loss attributable to the non - controlling interest		(22,148,582)	(20,234,717)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries		92,064,610	74,206,529
Other comprehensive income
Foreign currency translation gain		291,216	3,208,876
Comprehensive income		92,355,826	77,415,405
Less: other comprehensive (income) loss attributable to the non - controlling interest		(98,531)	(817,019)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$92,257,295	$76,598,386

Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	31	$5.81	$6.14
Diluted	31	$5.56	$5.76

Weighted average number of shares outstanding:
Basic	31	15,847,496	12,093,973
Diluted	31	16,554,566	12,872,442

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common stock		Series A preferred stock		Series B convertible preferred stock		Series F convertible preferred stock
	Par value $0.001		Par value $0.001		Par value $0.001		Par value $0.001
	Number of shares	Nominal amount	Number of shares	Nominal amount	Number of shares	Nominal amount	Number of shares	Nominal amount
		$		$		$		$

Balance as of January 1,2013	10,101,500	10,102	100	-	10,000,000	10,000	-	-

Series B convertible preferred stock cancelled					(3,000,000)	(3,000)	-	-
Issue of Common Stock
- For settlement of debts	3,767,675	3,767	-	-	-	-	-	-
- Employees compensation	30,021	30	-	-	-	-	-	-

Amortise discount -convertible loan	-	-	-	-	-	-	-	-

Net income for the year	-	-	-	-	-	-	-	-

Foreign currency translation difference	-	-	-	-	-	-	-	-

Balance as of December 31, 2013	13,899,196	13,899	100	-	7,000,000	7,000	-	-
Issue of Common Stock
- For settlement of debts	2,734,625	2,733	-	-	-	-	-	-

- Employees compensation	530,576	531	-	-	-	-	-	-

Convertible bonds	-	-	-	-	-	-	-	-
Net income for the year	-		-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-

Cancellation piecemeal shares	(1,681)	(1)	-	-	-	-	-	-

Balance as of December 31, 2014	17,162,716	17,162	100	-	7,000,000	7,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Treasury Stock		Additional		Accumulated other
	Number	Nominal	paid - in	Retained	comprehensive	Non - controlling
	of shares	amount	capital	earnings	income	interest	Total
		$	$	$	$	$	$

Balance as of January 1,2013	(101,010)	(1,250,000)	88,181,594	106,989,969	3,868,274	19,281,727	217,091,666

Series B convertible preferred stock cancelled	-	-	-	-	-	-	(3,000)
Issue of Common Stock
- For settlement of debts	-	-	16,707,919	-	-	-	16,711,686
- Employees compensation	-	-	133,714	-	-	-	133,744

Amortise discount -convertible loan	-	-	14,152	-	-	-	14,152

Net income for the year	-	-	-	74,206,529	-	20,234,717	94,441,246

Foreign currency translation difference	-	-	-	-	2,391,857	817,019	3,208,876

Balance as of December 31, 2013	(101,010)	(1,250,000)	105,037,379	181,196,498	6,260,131	40,333,463	331,598,370
Issue of Common Stock
- For settlement of debts	-	-	12,733,054	-	-	-	12,735,787

- Employees compensation	-	-	3,318,913	-	-	-	3,319,444

Convertible bonds	-	-	85,600	-	-	-	85,600
Net income	-	-	-	92,064,610	-	22,148,582	114,213,192
Foreign currency translation difference	-	-	-	-	192,685	98,531	291,216

Cancellation of piecemeal shares	-	-	(15,950)	-	-	-	(15,951)

Balance as of December 31, 2014	(101,010)	(1,250,000)	121,158,996	273,261,108	6,452,816	62,580,576	462,227,658

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flows from operating activities
Net income for the year	$114,213,192	$94,441,246
Adjustments to reconcile net income from operations to net cash from operations:
Depreciation	2,457,131	1,496,551
Amortization	2,210,257	2,006,146
Gain on extinguishment of debts	(270,586)	(1,318,947)
Loss on disposal of property, plant and equipment	-	136
Common stock issued for services	659,686	405,236
Other amortized cost	906,682	57,278
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(37,819,790)	8,966,552
Decrease in cost and estimated earnings in excess of billings on uncompleted contacts	663,296	356,872
Increase in deposits and prepaid expenses	(23,320,658)	(22,827,646)
Increase (decrease) in due to a director	3,488,291	(1,555,036)
Increase in accounts payable and accrued expenses	11,083,641	5,292,551
Increase in other payables	13,933,571	22,144,941
Increase in accounts receivable	(22,445,129)	(29,069,592)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	4,913,624	1,673,584
(Increase) decrease in other receivables	(48,522,489)	2,171,477
Net cash provided by operating activities	22,150,719	84,241,349
Cash flows from investing activities
Purchases of property and equipment	(4,003,588)	(7,002,878)
Long term investment	(817,127)	-
Payment for investment in Sino Joint Venture Companies	-	(35,078,923)
Payment for construction in progress	(26,693,530)	(51,226,616)
Net cash used in investing activities	(31,514,245)	(93,308,417)
Cash flows from financing activities
Proceeds from short term debts	4,100,377	4,100,377
Proceeds from long term debts	2,436,193	-
Repayment of short term debts	(4,100,377)	(3,181,927)
Proceeds from bonds payable	-	940,000
Proceeds from convertible bond payables	7,522,450	-
Payment for cancellation of piecemeal shares	(15,951)	-
Dividends paid	-	(951,308)
Net cash provided by financing activities	9,942,692	907,142
Effects on exchange rate changes on cash	1,125,007	1,062,935
Increase (decrease) in cash and cash equivalents	1,704,173	(7,096,991)

Cash and cash equivalents, beginning of year	1,327,274	8,424,265
Cash and cash equivalents, end of year	$3,031,447	$1,327,274

Supplementary disclosures of cash flow information:
Cash paid for interest	$761,299	$393,592

Cash paid for income taxes	$-	$-

Non - cash transactions
Common stock issued for settlement of debts	$12,735,789	$16,711,685
Series B convertible preferred stock cancelled	$-	$(3,000)
Common stock issued for services and employee compensation	$3,319,444	$133,744
Transfer to property and equipment from construction in progress	$14,393,942	$20,726,266
Transfer to land use rights from deposits and prepaid expenses	$4,453,665	$4,404,179
Transfer to property and equipment from deposits and prepaid expenses	$217,264	$308,299
Transfer to construction in progress from deposits and prepaid expenses	$-	$4,141,872
Transfer to proprietary technologies from deposits and prepaid expenses	$-	$4,390,043
Proceeds from convertible bond payable paid to director and applied to operating activities	$4,110,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	CORPORATE INFORMATION

Sino Agro Food, Inc. (the “ Company ” or “ SIAF ”) (formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc.) was incorporated on October 1, 1974 in the State of Nevada, United States of America.

The Company was engaged in the mining and exploration business but ceased its mining and exploring business on October 14, 2005. On August 24, 2007, the Company entered into a Merger and Acquisition Agreement with Capital Award Inc., a Belize corporation (“ CA ”) and its subsidiaries Capital Stage Inc. (“ CS ”) and Capital Hero Inc. (“ CH ”). Effective the same date, CA completed a reverse merger transaction with SIAF. SIAF acquired all the outstanding common stock of CA from Capital Adventure, a shareholder of CA, for 32,000,000 shares of the Company’s common stock.

On August 24, 2007 the Company changed its name from Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. On December 8, 2007, the Company changed its name to Sino Agro Food, Inc.

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (the “P.R.C.” ):

(a)	Hang Yu Tai Investment Limited (“ HYT ”), a company incorporated in Macau, the owner of a 78% equity interest in ZhongXingNongMu Ltd (“ ZX ”), a company incorporated in the P.R.C.;

(b)	Tri-way Industries Limited (“ TRW ”), a company incorporated in Hong Kong;

(c)	Macau Eiji Company Limited (“ MEIJI ”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“ HST ”), a P.R.C. corporate Sino-Foreign joint venture. HST was dissolved in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foreign joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“ JHST ”), a company incorporated in the P.R.C. with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“ PMH ”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“ SJAP ”), incorporated in the P.R.C., of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

•	Qinghai Province Sanjiang Group Company Limited (English translation) (“ Qinghai Sanjiang ”), a company owned by the P.R.C with major business activities in the agriculture industry; and

•	Guangzhou City Garwor Company Limited (English translation) (“ Garwor ”), a private limited company incorporated in the P.R.C, specializing in sales and marketing.

SJAP is engaged in the business of manufacturing bio-organic fertilizer, livestock feed and development of other agriculture projects in the County of Huangyuan, in the vicinity of the Xining City, Qinghai Province, P.R.C.

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“ APWAM ”), which was formed in Macau. APWAM then acquired PMH’s 45% equity interest in SJAP. By virtue of the acquisition, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the PRC approved the sale and transfer. As a result, APWAM owned 45% of SJAP and Garwor owned the remaining 55%. This remains the case as of the date of this report (the “ Report ”).

On September 9, 2010, an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	CORPORATE INFORMATION (CONTINUED)

On February 15, 2011 and March 29, 2011, the Company entered into an agreement and a memorandum of understanding (an “ MOU” ), respectively, to sell 100% equity interest in HYT group (including HYT and ZX) to Mr. Xin Ming Sun, a director of ZhongXingNong Nu Co., Ltd for $45,000,000, with effective date of January 1, 2011.

On February 28, 2011, the Company applied to  form Enping City Bi Tao A Power Prawn Culture Development Co Limited (“ EBAPCD ”) , and the Company would indirectly own a 25% equity interest in future Sino Joint Venture Company (pending approval).

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“ EBAPFD ”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“ JFD ”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company presently owns a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ ECF ”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“ JHMC ”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to December 31, 2014, MEIJI further invested in JHMC of $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“ HSA ”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of December 31, 2014, MEIJI and SJAP total investment in HSA were  $857,808 and 629,344, respectively.total investment in HSA from MEIJI and SJAP were 863,683 and 822,068, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“ SAFS ”) As of December 31, 2014, the Company invested $77,664 in SAFS.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. As of December 31, 2014, the SJAP’s total investment in QZH was $487,805.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C, 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (2013: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (2013: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (2013: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (2013: 100%) directly	Dormant

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	100% (2013: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Eiji Limited (“MEIJI”)	Macau, P.R.C.	100% (2013: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (2013: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (2013: 75%) indirectly	Hylocereus Undatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C.	75% (2013: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (2013: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (2013: 76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	45% (2013: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures
Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	100% (2013: 0%) indirectly	Cattle slaughter

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“ US GAAP ”).

Reverse stock split and new conversion rate of Series B preferred stock to share of common stock

On December 16, 2014, the Company implemented a 9.9-for-1 reverse stock split.   On December 17, 2014, the Company implemented new conversion rate of 9.9 for 1 share of common stock. All share information contained within this report, including consolidated balance sheets, consolidated statements of income and other comprehensive income, and footnotes have been retroactively adjusted for the effects of reverse stock split and new conversion rate of Series B preferred stock to share of common stock.

As the par value per share of our common stock remained unchanged at $0.001 per share, a total of $75 was reclassified from common stock to additional paid-in capital. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SAFS and its variable interest entity SJAP and QZH. All material inter-company transactions and balances have been eliminated in consolidation.

SIAF, CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SAFS , SJAP and QZH are hereafter referred to as (the “Company”).

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Multiple-Element Arrangements

To qualify as a separate unit of accounting under ASC 605-25 “ Multiple Element Arrangements ”, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company’s multiple-element arrangements are consulting and service under development contract, commission and management service.

Revenues from the Company’s consulting and services under development contracts are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board (“ FASB ”) Accounting Standards Codification (“ ASC ”) Topic 605, Revenue Recognition (“ASC 605”). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term. The percentage of costs incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.9	COST OF GOODS SOLD AND COST OF SERVICES

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies. Cost of services consist primarily direct cost and indirect cost incurred to date for development contracts and provision for anticipated losses for development contracts.

2.10	SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $23,010 and $39,549 for the years ended December 31, 2014 and 2013, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $2,379,831 and $2,365 for the years ended December 31, 2014 and 2013, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $786,261 and $0 for the years ended December 31, 2014 and 2013, respectively.

2.13	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $6,452,816 as of December 31, 2014 and $6,260,131 as of December 31, 2013. The balance sheet amounts with the exception of equity as of December 31, 2014 and 2013 were translated using an exchange rate of RMB 6.12 to $1.00 and RMB 6.10 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2014 and 2013 were RMB 6.14 to $1.00 and RMB 6.19 to $1.00, respectively.

2.14	CASH AND CASH EQUIVALENTS

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

2.15	ACCOUNTS RECEIVABLE

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2014 and 2013 are $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.16	INVENTORIES

Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value.

Costs incurred in bringing each product to its location and conditions are accounted for as follows:

(a)	raw materials - purchase cost on a weighted average basis;

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

2.17	PROPERTY AND EQUIPMENT

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

2.18	GOODWILL

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

2.19	LONG TERM INVESTMENT

On April 26, 2010, the Company invested in Huangyan County Rural Credit Union (“RCU”), Huangyuan County , Xining City, Qinghai Province, the P.R.C. RCU is engaged in the financing and crediting business to agricultural projects for local farmers. The Company has a 5% stake in RCU. The Company has no representative on the board of directors to oversee corporate operations. The Company accounts for its long term investment at cost.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.20	PROPRIETARY TECHNOLOGIES

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

2.21	CONSTRUCTION IN PROGRESS

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

2.22	LAND USE RIGHTS

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

2.23	CORPORATE JOINT VENTURE

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.24	VARIABLE INTEREST ENTITY

A variable interest entity (“ VIE ”) is an entity (investee) in which the investor has obtained less than a majority interest, according to the Financial Accounting Standards Board (FASB). A VIE is subject to consolidation if a VIE meets one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation:

(a)	equity-at-risk is not sufficient to support the entity’s activities;

(b)	as a group, the equity-at-risk holders cannot control the entity; or

(c)	the economics do not coincide with the voting interest.

If a firm is the primary beneficiary of a VIE, the holdings must be disclosed on the balance sheet. The primary beneficiary is defined as the person or company with the majority of variable interests. A corporation formed, owned, and operated by two or more businesses (ventures) as a separate and discrete business or project (venture) for their mutual benefit is defined as a joint venture.

2.25	TREASURY STOCK

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

2.26	INCOME TAXES

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.27	POLITICAL AND BUSINESS RISK

The Company’s operations are carried out in the P.R.C. Accordingly, the political, economic and legal environment in the P.R.C. may influence the Company’s business, financial condition and results of operations by the general state of the P.R.C.’s economy. The Company’s operations in the P.R.C. are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

2.28	CONCENTRATION OF CREDIT RISK

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of December 31, 2014 and 2013 amounted to $2,814,677 and $1,256,440 respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the years indicated:

	2014	2013

Customer A	25.73%	18.09%
Customer B	15.94%	9.24%
Customer C	14.24%	-
Customer D	6.65%	8.49%
Customer E	6.58%	-
Customer F	-	9.14%
Customer G	-	15.02%
	69.14%	59.98%

		Percentage of revenue	Amount
Customer A	Fishery development and Corporate and others division	25.73%	$104,019,846
Customer B	Organic Fertilizer and Bread Grass division	15.94%	$64,443,322
Customer C	Fishery division	14.24%	$57,566,067

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	2014	2013

Customer A	21.21%	-
Customer B	13.51%	-
Customer C	10.23%	8.69%
Customer D	9.68%	12.86%
Customer E	7.12%	-
Customer F	-	10.23%
Customer G	-	8.36%
Customer H		8.27%
	61.75%	48.41%

As of December 31, 2014, amounts due from customers A, B and C are $22,168,603, $14,123,252 and $10,695,906, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2014 and 2013, the Company determined no impairment losses were necessary.

2.30	EARNINGS PER SHARE

As prescribed in ASC Topic 260 “ Earnings per Share, ” Basic Earnings per Share (“ EPS ”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

ASC 260-10-55 requires that stock dividends or stock splits be accounted for retroactively if the stock dividends or stock splits occur during the year, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it outstanding of the entirety of each period presented. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the year.

For the years ended December 31, 2014 and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $5.81 and $6.14 respectively. For the years ended December 31, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $5.56 and $5.76, respectively

2.31	ACCUMULATED OTHER COMPREHENSIVE INCOME

ASC Topic 220 “ Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for all periods presented includes both the reported net income and net change in cumulative translation adjustments.

2.32	RETIREMENT BENEFIT COSTS

P.R.C. state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution made by the employer.

2.33	STOCK-BASED COMPENSATION

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.34	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2014 or 2013, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended December 31, 2014 or 2013.

2.35	NEW ACCOUNTING PRONOUNCEMENTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.35	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

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

In November 2014, FASB issued ASU No. 2014-17, (Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.) The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in consolidated financial statements. The Company operates in five principal reportable segments: Fishery Development Division, HU Plantation Division, Organic Fertilizer and Bread Grass Division, Cattle Farm Development Division and Corporate and others. No geographic information is required as all revenue and assets are located in the P.R.C.

2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$188,334,643	$11,086,276	$116,233,062	$32,891,161	$55,789,231	$404,334,373

Net income (loss)	$53,141,522	$3,852,659	$27,929,319	$2,916,940	$4,224,170	$92,064,610

Total assets	$138,549,425	$53,220,509	$244,014,073	$47,753,495	$49,149,387	$532,686,889

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

	2013
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm
	Development	Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$109,059,105	$22,814,476	$73,718,075	$24,792,014	$31,042,143	$261,425,813

Net income (loss)	$40,267,690	8,894,028	$14,302,266	$4,717,736	$6,024,809	$74,206,529

Total assets	$96,033,450	$49,831,925	$156,141,447	$46,428,738	$19,079,371	$367,514,931

Note

(1)	Operated by Capital Award, Inc. (“CA”) and Jiangmen City A Power Fishery Development Co., Limited (“JFD”).

(2)	Operated by Jiangmen City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiangmen City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

Further analysis of revenue:-

	2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$105,775,887	$-	$-	$-	$-	$105,775,887

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	11,086,275	-	-	-	$11,086,275

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	20,005,179	-	-	20,005,179

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	88,827,545	-	-	88,827,545

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	13,208,787	-	-	13,208,787

Macau Eiji Company Limited (“MEIJI”)	-	-	-	32,891,161	-	32,891,161

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	50,859,247	50,859,247

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	75,182,557	-	-	-	-	75,182,557

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	4,929,984	4,929,984

Commission and management fee
Capital Award, Inc. (“CA”)	1,567,751	-	-	-	-	1,567,751

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-
	$182,526,195	$11,086,275	$122,041,511	$32,891,161	$55,789,231	$404,334,373

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$72,362,980	$-	$-	$-	$-	$72,362,980

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	22,814,476	-	-	-	$22,814,476

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	11,490,395	-	-	11,490,395

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	62,227,680	-	-	62,227,680

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	17,671,418	-	17,671,418

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	22,047,092	22,047,092

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	35,259,211	-	-	-	-	35,259,211

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,120,596	-	7,120,596

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	8,799,503	8,799,503

Commission and management fee
Capital Award, Inc. (“CA”)	1,436,914	-	-	-	-	1,436,914

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	195,548	195,548
	$109,059,105	$22,814,476	$73,718,075	$24,792,014	$31,042,143	$261,425,813

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$76,925,056	$-	$-	$-	$-	$76,925,056
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,334,857	-	-	-	3,334,857
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	11,261,482	-	-	11,261,482
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	61,871,146	-	-	61,871,146
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	9,353,132	-	-	9,353,132
Macau Eiji Company Limited (“MEIJI”)	-	-	-	31,151,084	-	31,151,084
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	36,856,895	36,856,895
	$76,925,056	$3,334,857	$82,485,760	$31,151,084	$36,856,895	$230,753,652

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF SERVICES

	2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$39,387,359	$-	$-	$-	$-	$39,387,359

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	4,854,541	4,854,541
	$39,387,359	$-	$-	$-	$4,854,541	$44,241,900

COST OF GOODS SOLD

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$51,470,476	$-	$-	$-	$-	$51,470,476
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	10,101,512	-	-	-	10,101,512
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	7,040,470	-	-	7,040,470
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	38,411,418	-	-	38,411,418
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-
Macau Eiji Company Limited (“MEIJI”)	-	-	-	13,161,262	-	13,161,262
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	19,160,917	19,160,917
	$51,470,476	$10,101,512	$45,451,888	$13,161,262	$19,160,917	$139,346,055

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF SERVICES

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$13,197,048	$-	$-	$-	$-	$13,197,048

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,733,262	-	4,733,262
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	2,618,298	2,618,298
	$13,195,048	$-	$-	$4,733,262	$2,618,298	$20,548,608

4.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $270,586 and $1,318,947 has been credited to consolidated statements of income as other income for the years ended December 31, 2014 and 2013, respectively.

	2014	2013

Total amounts of debts to be settled	$13,006,375	$18,030,632
Less: Aggregate market fair value of 2,734,626 (2013: 3,767,675) shares of common stock in exchange of the above debts for debts extinguishment	(12,735,789)	(16,711,685)
Gain on extinguishment of debts	$270,586	$1,318,947

5.	INCOME TAXES

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

The Company appointed US tax professionals to assist in filing income tax returns for the years ended December 31, 2014 and 2013 in compliance with US Treasury Internal Revenue Code and we filed our 2013 Tax returns with the Internal Revenue Service (“ IRS”) of USA Government on June 2014.

As of December 31, 2014, The Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

5.	INCOME TAXES (CONTINUED)

China

Beginning January 1, 2008, the new Enterprise Income Tax (“ EIT ”) law replaced the existing laws for Domestic Enterprises (“ DE’s ”) and Foreign Invested Enterprises (“ FIE’s ”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DE’s and FIE’s. The Company is currently evaluating the impact that the new EIT will have on its financial condition. Beginning January 1, 2008, China unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Under new tax legislation in China beginning in January 2008, the agriculture, dairy and fishery sectors are exempt from enterprise income taxes.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, SJAP and QZH since they are exempt from EIT for the years ended December 31, 2014 and 2013 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the years ended December 31, 2014 and 2013.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the years ended December 31, 2014 and 2013.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the year ended December 31, 2014 and the period from November 12, 2013 (date of registration) to December 31, 2013.

No deferred tax assets and liabilities are of December 31, 2014 and 2013 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	2014	2013

SIAF	$-	$-
SAFS	-	-
TRW	-	-
MEIJI and APWAM	-	-
JHST, JFD, JHMC, SJAP , QZH and HSA	-	-
	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2014 and 2013. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

6.	CASH AND CASH EQUIVALENTS

	2014	2013

Cash and bank balances	$3,031,447	$1,327,274

7.	INVENTORIES

As of December 31, 2014, inventories are as follows:

	2014	2013

Sleepy cods, prawns, eels and marble goby	$3,051,606	$1,761,111
Beef and mutton	2,908,886	-
Bread grass	2,336,308	580,955
Beef cattle	8,362,763	1,951,962
Organic fertilizer	7,292,389	895,670
Forage for cattle and consumable	6,547,333	684,979
Raw materials for bread grass and organic fertilizer	14,223,407	855,493
Immature seeds	1,245,301	698,704
Unharvested HU plantation	-	719,329
	$45,967,993	$8,148,203

8.	DEPOSITS AND PREPAYMENTS

	2014	2013

Deposits for
- purchases of equipment	$4,668,784	$4,886,048
- acquisition of land use rights	3,373,110	7,826,508
- inventories purchases	14,221,199	9,771,383
- aquaculture contracts	20,467,603	-
- building materials	877,598	1,281,935
- consulting service providers and others	5,188,473	4,404,210
- construction in progress	20,467,357	23,021,316
Prepayments - debts discounts and others	3,827,401	-
Shares issued for employee compensation and overseas professional and bond interest	2,860,066	100,308
	$75,951,591	$51,291,708

9.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of December 31, 2014 and 2013. Bad debts written off for the years ended December 31, 2014 and 2013 are $0.

Aging analysis of accounts receivable is as follows:

	2014	2013

0 - 30 days	$21,663,061	$20,864,404
31 - 90 days	38,324,554	28,960,582
91 - 120 days	21,138,383	23,941,294
over 120 days and less than 1 year	23,377,073	8,291,662
over 1 year	-	-
	$104,503,071	$82,057,942

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

10.	OTHER RECEIVABLES

	2014	2013

Advanced to employees	$476,630	$109,278
Advanced to suppliers	9,910,682	3,673,493
Advanced to customers	13,917,948	-
Advanced to developers	28,000,000	-
	$52,305,260	$3,782,771

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered friendly loan agreements with suppliers, customers and developers to assist them to procure project loans.

11.	PLANT AND EQUIPMENT

	2014	2013

Plant and machinery	$5,507,571	$5,263,933
Structure and leasehold improvements	51,650,906	36,308,860
Mature seeds	10,794,289	6,294,372
Furniture and equipment	629,055	391,608
Motor vehicles	765,858	765,858
	69,347,679	49,024,631

Less: Accumulated depreciation	(4,994,704)	(2,537,573)
Net booking value	$64,352,975	$46,487,058

Depreciation expense was $2,457,131 and $1,496,551 for the years ended December 31, 2014 and 2013, respectively.

12.	CONSTRUCTION IN PROGRESS

	2014	2013

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$20,205,123	$22,761,164
- Oven room and road for production of dried flowers	539,304	-
- Organic fertilizer and bread grass production plant and office building	12,325,685	8,600,187
- Rangeland for beef cattle and office building	35,074,556	26,054,582
- Fish pond	975,609	1,718,799
	$69,120,277	$59,134,732

13.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the P.R.C. Instead, the Company has leased six lots of land. The cost of the first lot of land use rights acquired in 2007 in Guangdong Province, the P.R.C. was $6,408,289 and consists of 180.23 acres with the lease expiring in 2067. The cost of the second lot of land use rights acquired in 2008 in Guangdong Province, the P.R.C. was $764,128, which consists of 31.84 acres with the lease expiring in 2068. The cost of the third lot of land use rights acquired in 2011 was $12,040,571, which consists of 79.48 acres in Guangdong Province, the P.R.C. with the lease expires in 2037. The cost of the fourth lot of land use rights acquired in 2011 was $35,405,750 which consisted of 287.21 acres in the Hunan Province, the P.R.C. and the leases expire in 2051, 2054 and 2071. The cost of the fifth lot of land use rights acquired in 2012 was $528,240 which consisted of 21.09 acres in Qinghai Province, P.R.C. and the lease expires in 2051. The cost of the sixth lot of land use rights acquired in 2013 was $489,904 which consisted of 6.27 acres in Guangdong Province, the P.R.C. and the lease expires in 2023. The cost of the seventh lot of land use rights acquired in 2014 was $4,453,665 which consisted of 33.28 acres in Guangdong Province, the P.R.C. and the lease expires in 2044.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

13.	LAND USE RIGHTS (CONTINUED)

	2014	2013

Cost	$69,428,143	$65,192,615
Less: Accumulated amortisation	(6,105,941)	(4,486,786)
Net carrying amount	$63,322,202	$60,705,829

	Expiry date	Description	Amount

Balance @1.1.2013			$58,630,950
Additions
2013	2023	Enping City, Guangdong Province, P.R.C.	489,904
2013	2023	Land improvement cost incurred	3,914,275
Exchange difference			2,157,486
Balance @12.31.2013			65,192,615
Additions
2014	2044	Zhongshan City, Guangdong Province, P.R.C.	4,453,665
Exchange difference			(218,137)
Balance @12.31.2014			$69,428,143

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $1,619,155 and $1,589,082 for the years ended December 31, 2014 and 2013, respectively.

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

	2014	2013

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

15.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On March 6, 2012, MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattle for $1,500,000. On October 1, 2013, SIAF was granted a license to exploit sleepy cods breeding technology to grow out of sleepy cods for $2,270,968 for 50 years. SJAP booked bacterial cellulose technology license and related trademark for $2,119,075 and amortized expenditures for 20 years starting from January 1, 2014.

	2014	2013

Cost	$13,886,098	$13,896,168
Less: Accumulated amortization	(2,405,800)	(1,814,698)
Net carrying amount	$11,480,298	$12,081,470

Amortization of proprietary technologies was $591,102 and $417,064 for the years ended December 31, 2014 and 2013, respectively. No impairments of proprietary technologies have been identified for the years ended December 31, 2014 and 2013.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

16.	LONG TERM INVESTMENTS

	2014	2013

Investment in Huangyuan County Rural Credit Union	$817,127	$-
Less: Accumulated impairment losses	-	-
	$817,127	$-

17.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
investee	engaged		2014	2013
A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center	*	1,032,914	1,032,914
B	Fish Farm 2 Gao Qiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of December 31 2014, the percentages of equity stakes of SFJVCs A (trade and seafood centers), B ( fish farm 2 Gao Qiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are 31%, 23%, 56%, 29% and 35% respectively.

* The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

18.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“ SJAP ”), which was incorporated in the P.R.C. As of December 31, 2013, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

18.	VARIABLE INTEREST ENTITY (CONTINUED)

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2014, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2014, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

19.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	2014	2013

Costs	$-	$3,527,975
Estimated earnings	-	8,538,930
Less: Billings	-	(11,403,609)
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$663,296

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	2014	2013

Billings	$102,199,674	$8,406,900
Less: Costs	(46,648,988)	(2,179,410)
Estimated earnings	(47,490,106)	(3,080,534)
Billings in excess of costs and estimated earnings on uncompleted contracts	$8,060,580	$3,146,956

(iii)	Overall

	2014	2013

Billings	$102,199,674	$19,810,509
Less: Costs	(46,648,988)	(5,707,385)
Estimated earnings	(47,490,106)	(11,619,464)
Billings in excess of costs and estimated earnings on uncompleted contracts	$8,060,580	$2,483,660

20.	SERIES F SHARES MANDATORY REDEMPTION PAYABLE

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

	2014	2013

Classified as current liabilities
Series F shares mandatory redemption payable	$3,146,063	$-
Classified as non-current liabilities
Series F shares mandatory redemption payable	-	3,146,063
	$3,146,063	$3,146,063

21.	OTHER PAYABLES

	2014	2013

Due to third parties	8,176,469	$4,715,543
Promissory notes issued to third parties	1,100,000	3,625,000
Due to local government	2,419,513	2,428,243
	$11,695,982	$10,768,786

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

22.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term debts

Name of lender	Interest rate	Term	2014		2013
Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	325,092	^*#	-
Huangyuan County Branch, Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.18%	October 21, 2014 - October 20, 2015	4,085,635	^*	-
Huangyuan County Branch,	(6%)	(August 30, 2013 - August 29, 2014)	-		4,100,377	^*
Xining City, Qinghai Province, the P.R.C.
			$4,410,727		$4,100,377

Long term debts

Name of lender	Interest rate	Term	2014		2013

Gan Guo Village Committee	12.22%	June 2012 - June 2017	$179,768		$180,417
Bo Huang Town
Huangyuan County,
Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	2,451,381	^*#	-
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
Less: The current portion reclassified as short term debts			(325,092)		-
			$2,306,057		$180,417

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $499,856 (2013: $515,026).
#	repayable $325,092, $650,184, $650,184 and $825,921 in 2015, 2016, 2017 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

23.	BONDS PAYABLE

On July 1, 2013 , the Company offered a maximum of $21,000,000 of units (“ Units ”) for an aggregate of 840 Units; each Unit consisting of a $25,000 principal amount promissory note made by the Subscription Agreement and Confidential Private Placement Memorandum with maturity date two years from the Initial Closing Date of the Offering September 30, 2013. The interest rate of 5% is paid annually. Commission, issue cost and discounts are amortized over 2 years from October 1, 2013.

Term of the bonds are as follows:

Issue size:	$16,800,000
Number of units offered:	840 units
Number of units issued:	69 units
Principal value per unit:	$25,000 per unit
Net payable value /bond:	$20,000 per unit
Discounted value/bond:	$5,000 paid to bond holder
Maturity date:	2 years (September 30, 2015)
Participating interest:	5% per annum
Effective yield:	11.80% per annum

	2014	2013

Classified as current liabilities
5% Participating zero coupon bonds repayable on September 30, 2015	$1,725,000	$-
Classified as non-current liabilities
5% Participating zero coupon bonds repayable on September 30, 2015	-	1,725,000
	$1,725,000	$1,725,000

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $100,000 for the year ended December 31, 2013. As of December 31, 2013, the deferred compensation balance was $300,000 and the deferred compensation balance of $100,000 was to be amortized over 18 months beginning on January 1, 2014.

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $200,000 for the year ended December 31, 2014. As of December 31, 2014, the deferred compensation balance was $100,000 and the deferred compensation balance of $100,000 was to be amortized over 6 months beginning on January 1, 2015.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

24.	CONVERTIBLE NOTES PAYABLES

On August 29, 2014, the Company completed the closing of a private placement financing transaction with an accredited investor, which purchased a 10.5% Convertible Note (the “Note”) in the aggregate principal amount of up to $33,300,000. The Company received the total advance of $11,632,450. The Company shall offer investor a discount equal to 25% of the amount of the principal advanced by the investor.

Interest on the note shall accrue on the outstanding principal balance of this Note from August 29, 2014. Interest shall be payable quarterly on the last day of each of March, June, September and December commencing September 30, 2014 provided, however, that note holder may elect to require the Company to issue to the note holder a promissory note in lieu of cash in satisfaction of any interest due and payable at such time. Any interest payment note shall be subject to the same terms as the note. The note has a maturity date of February 28, 2020.

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

	2014	2013

10.50% convertible note of maturity date February 28, 2020	$15,803,928	$-

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt premium amortization as of December 31, 2014 was $5,188.

As of December 31, 2014, there was $15,509,933 principal outstanding and accrued interest in the amount of $293,995 that was owed under the terms of the convertible note. As of December 31, 2013, there was $0 principal outstanding and accrued interest in the amount of $0 that was owed under the terms of the convertible note.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

The Company calculated professional service compensation of $1,500,000 in respect of convertible note issue, and recognized $0 for the years ended December 31, 2014 and 2013. As of December 31, 2014, the deferred compensation balance of $1,500,000 was to be amortized over 1 year beginning on January 1, 2015.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

25.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of December 31, 2014 and 2013 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of December 31, 2014 and 2013, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

25.	SHAREHOLDERS’ EQUITY (CONTINUED)

The Series B convertible preferred stock:

On March 22, 2010, the Company designated 7,000,000 shares of Series B convertible preferred stock at a par value per share of $0.001. The Series B convertible preferred stock is redeemable, the stockholders are not entitled to receive any dividend and voting rights but rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were surrendered for cancellation and the Company issued 7,000,000 shares of Series B convertible preferred stock at $9.90 per share. Pursuant to share exchange agreement made as of December 22, 2012, between the Company and a stockholder, Capital Adventure Inc., a holder of 3,000,000 shares of common shares, with the consent of Board of Directors, to exchange for 3,000,000 shares of Series B convertible preferred stock on a one-for-one basis. As of December 23, 2012, 3,000,000 shares of Series B convertible preferred stock were issued to Capital Adventure Inc., for the exchange of its holding of 3,000,000 shares of common stocks. As of December 31, 2012, 3,000,000 shares of common stocks were still not returned to the Company. On March 27, 2013, 3,000,000 Series B convertible preferred stock were cancelled.  On December 17, 2014, the Company approved an amendment to certificate designation in respect of Series B preferred stock. Pursuant to the above new amendment, each holder of Series B preferred stock shall have the rights, at any time or from time to time, to convert each 9.9 shares of Series B preferred to one fully paid and non assessable share of common stock of par value $0.001 per share.

There were 7,000,000 shares of Series B convertible preferred stock issued and outstanding as of December 31, 2014 and December 31, 2013, respectively.

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

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non-Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. However, the Company was unable to issue the Series F Non-convertible Preferred Stock as originally contemplated. Consequently, The Company’s transfer agent was instructed to note in its record date rather than actual issue the Preferred F shares.  On June 14, 2014,  the Company announced the delay in payment of the coupon until May 30, 2015. The company reserved the excess over the nominal amount of the Series F Non-convertible Preferred Stock of $3,124,737 as Series F Non-convertible Preferred Stock redemption payable.

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of December 31, 2014 and 2013 are 0 shares and grand total issued and outstanding preferred stock as of December 31, 2014 and 2013 are 7,000,100 shares.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

25.	SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock:

During the year ended December 31, 2013, the Company issued 3,767,675 shares of common stock for $1,821,276 at values ranging from $3.66 to $6.14 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $1,318,947 and $1,666,386 has been credited to consolidated statements of income as other income for the years ended December 31, 2013 and 2012, respectively; and (ii) 30,021 shares of common stock valued to employees at fair value of $4.46 per share for $133,744 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $4.46 per share.

On March 28, 2013, the Company filed a prospectus related to a public offering of Common Stock of the Company for maximum aggregate gross proceeds of $26,250,000 within a period not to exceed 180 days from the date of this prospectus.

On October 4, 2013, the Company obtained stockholder consent for the approval of an amendment to our Articles of Incorporation to increase our authorized shares of common stock, no par value (the “Common Stock”), from 13,131,313 to 17,171,717. The board of directors believes that the increase in our authorized Common Stock will provide us with greater flexibility with respect to our capital structure for purposes including additional equity financing and stock based acquisitions. The certificate of amendment effectuating the vote by the shareholders was filed with the State of Nevada on November 1, 2013.

On November 10, 2014, the Company approved an amendment to the Corporation’s Articles of Incorporation to effectuate a reverse stock split (the “Reverse Split”) of the Corporation’s common stock, par value $0.001 per share (the “Common Stock”) affecting both the authorized and issued and outstanding number of such shares by a ratio of 9.9 for 1. The Reverse Split became effective in the State of Nevada on December 16, 2014. Subsequent to the balance sheet date, the Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 17,171,717 to 22,727,273.

During the year ended December 31. 2014, the Company issued (i) 2,734,625 shares of common stock for $13,006,373 at values ranging from $3.96 to $10.40 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $270,586 and $1,318,947 has been credited to consolidated statements of income as other income for the year ended December 31, 2014 and 2013, respectively; (ii) 130,568 shares of common stock valued to employees at fair value of $4.26 per share for $555,827 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $4.26 per share; (iii) 400,008 shares of common stock valued to professionals at fair value ranging from $3.96 to $7.43 per share for $2,763,618 for service compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance ranging from $3.96 to $9.90 per share; and (iv) 1,681 piecemeal shares of common stock valued at fair value of $9.49 per share for $15,951 for cancellation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of cancellation of $9.49 per share.

The Company has 17,162,716 and 13,899,196 shares of common stock issued and outstanding as of December 31, 2014 and 2013, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Lease expense was $159,300 and $150,104 for the years ended December 31, 2014 and 2013, respectively.

The future minimum lease payments as of December 31, 2014, are as follows:

Year ended December 31, 2015	$162,364
Thereafter	86,561
$248,925

27.	STOCK BASED COMPENSATION

On July 2, 2013, the Company issued employees a total of 30,021 shares of common stock valued at fair value of range from $4.46 per share for services rendered to the Company. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $4.46 per share.

The Company calculated stock based compensation of $405,544, and recognized $305,236 for the year ended December 31, 2013. As of December 31, 2013, the deferred compensation balance was $100,308 and the deferred compensation balance of $100,308 was to be amortized over 9 months beginning on January 1, 2014.

On April 25, 2014, the Company issued employees a total of 130,567 shares of common stock valued at fair value of $4.26 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $4.26 per share.

On June 16, 2014, the Company issued professionals a total of 117,248 shares of common stock valued at fair value of $3.96 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.96 per share.

On September 16, 2014, the Company issued professionals a total of 202,020 shares of common stock valued at fair value of $7.43 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $7.43 per share.

On December 15, 2014, the Company issued professionals a total of 80,739 shares of common stock valued at agreed price of $9.90 per share for services rendered to the Company. The agreed price  of the common stock issued were determined by both parties and greater than  the trading price of the Company’s common stock on the date of issuance of $7.73 per share.

The Company calculated stock based compensation of $3,419,752 and recognized $659,686 for the years ended December 31, 2014. As of December 31, 2014, the deferred compensation balance for staff was $2,760,066 and the deferred compensation balances of (i) $510,066; (ii) $750,000, (iii) $1,500,000 were to be amortized over 6, 9 and 12 months respectively beginning on January 1, 2015.

28.	CONTINGENCIES

As of December 31, 2014 and 2013, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

29.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended December 31, 2014 and 2013, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman

Included in due to a director, due to Mr. Solomon Yip Kun Lee is  $1,172,059 and $1,793,768 as of December 31, 2014 and 2013,  respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

	2014	2013
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$92,064,610	$74,206,529
Basic earnings per share	$5.81	$6.14

Basic weighted average shares outstanding	15,847,496	12,093,973

	2014	2013

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$92,064,610	$74,206,529
Add back interest on convertible notes	-	-
Net income used in computing diluted earnings per share	$92,064,610	$74,206,529

Diluted earnings per share	$5.56	$5.76

Basic weighted average shares outstanding	15,847,496	12,093,973
Add: weight average of common stock converted from Series B Convertible preferred shares outstanding	707,070	778,469
Diluted weighted average shares outstanding	16,554,566	12,872,442

For the years ended December 31, 2014 and 2013, full dilution effect of convertible note of $15,803,928 (2013: $0), was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted to exercise shares before October 1, 2015 under terms of convertible note agreement.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

31.	SUBSEQUENT EVENT

The Company engaged Burnham Securities, Inc. and Arctic Securities AB to provide the Company with advisory services in respect of the Company’s future IPO plans and financing activities.

