Form 10-Q
period 2015-03-31
Sino Agro Food, Inc.
filed 2015-05-15
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, there were 18,199,201 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUATERLY FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

SINO AGRO FOOD, INC. AND SUBSIDIARIES

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Note	2015	2014
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	6	$10,932,661	$3,031,447
Inventories	7	49,227,718	45,967,993
Cost and estimated earnings in excess of billings on uncompleted contracts	19	1,306,885	-
Deposits and prepaid expenses	8	76,791,239	75,951,591
Accounts receivable, net of allowance for doubtful accounts	9	103,774,371	104,503,071
Other receivables	10	60,944,553	52,305,260
Total current assets		302,977,427	281,759,362
Property and equipment
Property and equipment, net of accumulated depreciation	11	64,750,441	64,352,975
Construction in progress	12	87,710,314	69,120,277
Land use rights, net of accumulated amortization	13	62,763,167	63,322,202
Total property and equipment		215,223,922	196,795,454
Other assets
Goodwill	14	724,940	724,940
Proprietary technologies, net of accumulated amortization	15	11,327,787	11,480,298
Long term investment	16	814,067	817,127
Temporary deposits paid to entities for investments in Sino joint ventures companies	17	41,109,708	41,109,708
Total other assets		53,976,502	54,132,073

Total assets		$572,177,851	$532,686,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses		$23,127,256	$22,138,835
Billings in excess of costs and estimated earnings on uncompleted contracts	19	4,034,158	8,060,580
Due to a director		1,008,000	1,172,059
Series F Non-convertible preferred stock redemption payable	20	3,146,063	3,146,063
Other payables	21	11,084,679	11,695,982
Short term bank loan	22	4,394,210	4,410,727
Bonds payable	23	1,725,000	1,725,000
		48,519,366	52,349,246
Non-current liabilities
Other payables	21	4,797,332	-
Long term debts	22	2,297,421	2,306,057
Convertible bond payables	24	16,286,754	15,803,928
		23,381,507	18,109,985

Commitments and contingencies		-	-

Stockholders' equity
Preferred stock: $0.001 par value
(10,000,000 shares authorized, 7,000,100 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)
Series A preferred stock: $0.001 par value	25	-	-
(100 shares designated, 100 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)
Series B convertible preferred stock: $0.001 par value)	25	7,000	7,000
(10,000,000 shares designated, 7,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)
Series F Non-convertible preferred stock: $0.001 par value)	25	-	-
(1,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)
Common stock: $0.001 par value	25	18,069	17,162
(22,727,272 shares authorized 18,069,412 and 17,162,716 shares issued as of March 31, 2015 and December 31, 2014, respectively)
Additional paid - in capital		128,862,006	121,158,996
Retained earnings		297,015,949	273,261,108
Accumulated other comprehensive income		6,436,710	6,452,816
Treasury stock	25	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		431,089,734	399,647,082
Non - controlling interest		69,187,244	62,580,576
Total stockholders' equity		500,276,978	462,227,658
Total liabilities and stockholders' equity		$572,177,851	$532,686,889

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

		Three months ended	Three months ended
	Note	March 31, 2015	March 31, 2014

Revenue
- Sale of goods		$85,572,543	$78,272,309
- Consulting and service income from development contracts		29,369,839	12,243,202
- Commission and management fee		534,068	412,278
		115,476,450	90,927,789
Cost of goods sold		(63,289,988)	(55,864,529)
Cost of services		(16,608,011)	(6,503,412)

Gross profit		35,578,451	28,559,848

General and administrative expenses		(4,565,907)	(2,668,394)
Net income from operations		31,012,544	25,891,454

Other income (expenses)

Government grant		83,180	113,232

Other income		62,646	3,258

Gain of extinguishment of debts	4	-	43,020

Interest expense		(783,606)	(109,107)

Net income (expenses)		(637,780)	50,403

Net income before income taxes		30,374,764	25,941,857

Provision for income taxes	5	-	-

Net income		30,374,764	25,941,857
Less: Net (income) loss attributable to the non - controlling interest		(6,619,923)	(5,153,938)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries		23,754,841	20,787,919
Other comprehensive (loss) income
Foreign currency translation loss		(29,361)	(707,636)
Comprehensive income		23,725,480	20,080,283
Less: other comprehensive (income) loss attributable to the non - controlling interest		13,255	113,521
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$23,738,735	$20,193,804

Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	30	$1.39	$1.45
Diluted	30	$1.33	$1.38

Weighted average number of shares outstanding:
Basic		17,114,989	14,308,910
Diluted		17,822,059	15,015,980

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three months	Three months
	ended	ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities
Net income for the period	$30,374,764	$25,941,857
Adjustments to reconcile net income from operations to net cash from operations:
Depreciation	802,338	534,803
Amortization	514,121	509,080
Gain on extinguishment of debts	-	(43,020)
Common stock issued for services	630,033	33,436
Other amortized cost	809,868	50,000
Changes in operating assets and liabilities:
Increase in inventories	(3,259,725)	(11,593,523)
Increase in costs and estimated earnings in excess of billings on uncompleted contacts	(1,306,885)	(4,528)
(Increase) decrease in deposits and prepaid expenses	(597,390)	6,600,205
Increase (decrease) in due to a director	6,340,525	(892,415)
Increase in accounts payable and accrued expenses	988,421	7,587,849
Increase in other payables	4,186,029	4,967,306
Decrease (increase) in accounts receivable	728,700	(10,700,017)
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(4,026,422)	476,053
Increase in other receivables	(8,639,293)	(2,741,573)
Net cash provided by operating activities	27,545,084	20,725,513
Cash flows from investing activities
Purchases of property and equipment	(1,451,880)	(907,666)
Payment for construction in progress	(18,845,219)	(5,248,183)
Net cash used in investing activities	(20,297,099)	(6,155,849)
Cash flows from financing activities
Proceeds from long term debts	-	2,438,192
Net cash provided by financing activities	-	2,438,192
Effects on exchange rate changes on cash	653,229	431,747
Increase in cash and cash equivalents	7,901,214	17,439,603
Cash and cash equivalents, beginning of period	3,031,447	1,327,274
Cash and cash equivalents, end of period	$10,932,661	$18,766,877
Supplementary disclosures of cash flow information:
Cash paid for interest	$119,181	$109,107
Cash paid for income taxes	$-	$-
Non - cash transactions
Common stock issued for settlement of debts	$-	$5,964,195
Common stock issued	$7,703,917	$-
Common stock issued for services and employee compensation	$-	$133,744
Transfer to property and equipment from construction in progress	$-	$1,784,678

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (the “P.R.C.” ):

(a)	Hang Yu Tai Investment Limited (“ HYT ”), a company incorporated in Macau, the owner of a 78% equity interest in ZhongXingNongMu Ltd (“ ZX ”), a company incorporated in the P.R.C.;

(b)	Tri-way Industries Limited (“ TRW ”), a company incorporated in Hong Kong;

(c)	Macau Eiji Company Limited (“ MEIJI”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“ HST ”), a P.R.C. corporate Sino-Foreign joint venture. HST was dissolved in 2010.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ ECF ”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“ JHMC ”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to March 31, 2015, MEIJI further invested in JHMC of $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“ HSA ”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of March 31, 2015, MEIJI and SJAP total investment in HSA were  $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“ SAFS ”) As of March 31, 2015, the Company invested $77,664 in SAFS.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. As of March 31, 2015, the SJAP’s total investment in QZH was $487,805.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (12.31.2014: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (12.31.2014: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (12.31.2014: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (12.31.2014: 100%) directly	Dormant

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	100% (12.31.2014: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Eiji Limited (“MEIJI”)	Macau, P.R.C.	100% (12.31.2014: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (12.31.2014: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (12.31.2014: 75%) indirectly	Hylocereus Undatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C.	75% (12.31.2014: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (12.31.2014: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (12.31.2014: 76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	45% (12.31.2014: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	100% (12.31.2014:100%) indirectly	Cattle slaughter

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

SIAF, CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SAFS, SJAP and QZH are hereafter referred to as (the “Company”).

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $8,693 and $12,254 for the three months ended March 31, 2015 and 2014, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $708,843 and $262 for the three months ended March 31, 2015 and 2014, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0 for the three months ended March 31, 2015 and 2014, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $6,436,710 as of March 31, 2015 and $6,452,816 as of December 31, 2014. The balance sheet amounts with the exception of equity as of March 31, 2015 and December 31, 2014 were translated using an exchange rate of RMB 6.14 to $1.00 and RMB 6.15 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the three months ended March 31, 2015 and 2014 were RMB 6.14 to $1.00 and RMB 6.12 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of March 31, 2015 and December 31, 2014 are $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

On October 29, 2014, the Company invested in Huangyuan County Rural Credit Union (“RCU”), Huangyuan County , Xining City, Qinghai Province, the P.R.C. RCU is engaged in the financing and crediting business to agricultural projects for local farmers. The Company has a 5% stake in RCU. The Company has no representative on the board of directors to oversee corporate operations. The Company accounts for its long term investment at cost.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of March 31, 2015 and December 31, 2014 amounted to $2,814,677 and $10,762,208 respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the years indicated:

	Three months	Three months
	ended	ended
	March 31, 2015	March 31, 2014

Customer A	20.65%	29.54%
Customer B	18.54%	10.31%
Customer C	14.80%	15.60%
Customer D	9.74%	5.12%
Customer E	8.13%	-
Customer F	-	9.88%
	71.86%	70.45%

		Percentage of revenue	Amount
Customer A	Fishery development and Corporate and others division	20.65%	$23,851,276
Customer B	Fishery division	18.54%	$21,404,582
Customer C	Organic Fertilizer division	14.80%	$17,091,160

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March 31, 2015	December 31, 2014

Customer A	20.17%	21.21%
Customer B	11.46%	13.51%
Customer C	10.95%	9.68%
Customer D	7.17%	7.12%
Customer E	6.00%	10.23%
	55.75%	61.75%

As of March 31, 2015, amounts due from customers A, B and C are $20,930,515, $11,893,849, and $11,362,873, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2015 and December 31, 2014, the Company determined no impairment losses were necessary.

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

For the three months ended March 31, 2015 and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.39 and $1.45 respectively. For the three months ended March 31, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $1.33 and $1.38, respectively

2.31	ACCUMULATED OTHER COMPREHENSIVE INCOME

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2015 or December 31, 2014, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2015 or 2014.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

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

	For the three months ended March 31, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$53,336,774	$-	$40,376,589	$8,289,986	$13,473,101	$115,476,450

Net income (loss)	$17,364,450	$(588,016)	$5,659,105	$354,180	$965,122	$23,754,841

Total assets	$135,886,166	$53,485,748	$278,916,757	$32,526,979	$71,362,201	$572,177,851

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

	For the three months ended March 31, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$43,764,265	$760,052	$28,975,083	$7,544,591	$9,883,798	$90,927,789

Net income (loss)	$10,310,638	$(25,268)	$10,018,030	$266,194	$218,325	$20,787,919

Total assets	$105,593,997	$49,175,247	$186,106,742	$47,176,963	$19,191,827	$407,244,776

Note

(1)	Operated by Capital Award, Inc. (“CA”) and Jiangmen City A Power Fishery Development Co., Limited (“JFD”).

(2)	Operated by Jiangmen City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiangmen City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

Further analysis of revenue:-

	For the three months ended March 31, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$27,218,841	$-	$-	$-	$-	$27,218,841

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	-	-	-	-	-

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,182,440	-	-	4,182,440

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	24,038,273	-	-	24,038,273

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	12,155,876	-	-	12,155,876

Macau Eiji Company Limited (“MEIJI”)	-	-	-	8,289,986	-	8,289,986

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	9,687,127	9,687,127

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	25,583,865	-	-	-	-	25,583,865

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,785,974	3,785,974

Commission and management fee
Capital Award, Inc. (“CA”)	534,068	-	-	-	-	534,068
	$53,336,774	$-	$40,376,589	$8,289,986	$13,473,101	$115,476,450

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the three months ended March 31, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$31,108,785	$-	$-	$-	$-	$31,108,785

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	760,052	-	-	-	$760,052

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,822,180	-	-	4,822,180

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	24,152,903	-	-	24,152,903

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,544,591	-	7,544,591

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	12,243,202	-	-	-	-	12,243,202

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	9,883,798	9,883,798

Commission and management fee
Capital Award, Inc. (“CA”)	412,278	-	-	-	-	412,278
	$43,764,265	$760,052	$28,975,083	$7,544,591	$9,883,798	$90,927,789

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended March 31, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$20,101,997	$-	$-	$-	$-	$20,101,997
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	-	-	-	-	-
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,390,598	-	-	2,390,598
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	16,563,831	-	-	16,563,831
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	8,171,368	-	-	8,171,368
Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,988,119	-	7,988,119
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	8,074,075	8,074,075
	$20,101,997	$-	$27,125,797	$7,988,119	$8,074,075	$63,289,988

COST OF SERVICES

	For the three months ended March 31, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$15,203,198	$-	$-	$-	$-	$15,203,198

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,404,813	1,404,813
	$15,203,198	$-	$-	$-	$1,404,813	$16,608,011

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the three months ended March 31, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$21,545,566	$-	$-	$-	$-	$21,545,566
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	245,178	-	-	-	245,178
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,727,978	-	-	2,727,978
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	15,529,206	-	-	15,529,206
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-
Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,220,836	-	7,220,836
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	8,595,765	8,595,765
	$21,545,566	$245,178	$18,257,184	$7,220,836	$8,595,765	$55,864,529

COST OF SERVICES

	For the three months ended March 31,2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$6,503,412	$-	$-	$-	$-	$6,503,412

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-
	$6,503,412	$-	$-	$-	$-	$6,503,412

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

4.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $0 and $43,020 has been credited to consolidated statements of income as other income for the three months ended March 31, 2015 and 2014, respectively.

	Three months	Three months
	ended	ended
	March 31, 2015	March 31, 2014

Total amounts of debts to be settled	$-	$6,019,125
Less: Aggregate market fair value of (3.31.2014: 11,909,999) shares of common stock in exchange of the above debts for debts extinguishment	-	(5,976,105)
Gain on extinguishment of debts	$-	$43,020

5.	INCOME TAXES

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

The Company appointed US tax professionals to assist in filing income tax returns for the years ended December 31, 2014 and 2013 in compliance with US Treasury Internal Revenue Code and we filed our 2013 Tax returns with the Internal Revenue Service (“ IRS ”) of USA Government on June 2014.

As of March 31, 2015, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, SJAP and QZH since they are exempt from EIT for the three months ended March 31, 2015 and 2014 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the three months ended March 31, 2015 and 2014.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended March 31, 2015 and 2014.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the three months ended March 31, 2015 and 2014.

No deferred tax assets and liabilities are of March 31, 2015 and December 31, 2014 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014

SIAF	$-	$-
SAFS	-	-
TRW	-	-
MEIJI and APWAM	-	-
JHST, JFD, JHMC, SJAP , QZH and HSA	-	-
	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three months ended March 31, 2015 and 2014. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

6.	CASH AND CASH EQUIVALENTS

	March 31, 2015	December 31, 2014

Cash and bank balances	$10,932,661	$3,031,447

7.	INVENTORIES

As of March 31, 2015, inventories are as follows:

	March 31,	December 31,
	2015	2014

Sleepy cods, prawns, eels and marble goby	$3,547,158	$3,051,606
Beef and mutton	5,101,402	2,908,886
Bread grass	1,302,969	2,336,308
Beef cattle	7,361,889	8,362,763
Organic fertilizer	6,075,642	7,292,389
Forage for cattle and consumable	9,238,819	6,547,333
Raw materials for bread grass and organic fertilizer	15,351,389	14,223,407
Immature seeds	1,248,450	1,245,301
	$49,227,718	$45,967,993

8.	DEPOSITS AND PREPAYMENTS

	March 31,	December 31,
	2015	2014

Deposits for
- purchases of equipment	$4,668,784	$4,668,784
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	12,889,155	14,221,199
- aquaculture contracts	14,219,514	20,467,603
- building materials	877,598	877,598
- consulting service providers and others	11,032,481	5,188,473
- construction in progress	20,467,357	20,467,357
Prepayments - debts discounts and others	3,544,120	3,827,401
Shares issued for employee compensation and overseas professional and bond interest	5,719,120	2,860,066
	$76,791,239	$75,951,591

9.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2015 and December 31, 2014. Bad debts written off for the three months ended March 31, 2015 and 2014 are $0.

Aging analysis of accounts receivable is as follows:

	March 31,	December 31,
	2015	2014

0 - 30 days	$29,443,363	$21,663,061
31 - 90 days	33,126,585	38,324,554
91 - 120 days	9,368,839	21,138,383
over 120 days and less than 1 year	31,835,584	23,377,073
over 1 year	-	-
	$103,774,371	$104,503,071

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

10.	OTHER RECEIVABLES

	March 31,	December 31,
	2015	2014

Advanced to employees	$658,741	$476,630
Advanced to suppliers	11,253,654	9,910,682
Advanced to customers	21,032,158	13,947,946
Advanced to developers	28,000,000	28,000,000
	$60,944,553	$52,305,260

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered friendly loan agreements with suppliers, customers and developers to assist them to procure project loans.

11.	PLANT AND EQUIPMENT

	March 31,	December 31,
	2015	2014

Plant and machinery	$5,573,254	$5,507,571
Structure and leasehold improvements	51,650,906	51,650,906
Mature seeds	11,928,410	10,794,289
Furniture and equipment	629,055	629,055
Motor vehicles	765,858	765,858
	70,547,483	69,347,679

Less: Accumulated depreciation	(5,797,042)	(4,994,704)
Net booking value	64,750,441	64,352,975

Depreciation expense was $802,338 and $534,803 for the three months ended March 31, 2015 and 2014, respectively.

12.	CONSTRUCTION IN PROGRESS

	March 31,	December 31,
	2015	2014

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$28,185,939	$20,205,123
- Oven room, road for production of dried flowers	1,587,594	539,304
- Organic fertilizer and bread grass production plant and office building	13,734,314	12,325,685
- Rangeland for beef cattle and office building	41,996,899	35,074,556
- Fish pond	2,205,568	975,609
	$87,710,314	$69,120,277

13.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the P.R.C. Instead, the Company has leased seven lots of land. The cost of the first lot of land use rights acquired in 2007 in Guangdong Province, the P.R.C. was $6,408,289 and consists of 180.23 acres with the lease expiring in 2067. The cost of the second lot of land use rights acquired in 2008 in Guangdong Province, the P.R.C. was $764,128, which consists of 31.84 acres with the lease expiring in 2068. The cost of the third lot of land use rights acquired in 2011 was $12,040,571, which consists of 79.48 acres in Guangdong Province, the P.R.C. with the lease expires in 2037. The cost of the fourth lot of land use rights acquired in 2011 was $35,405,750 which consisted of 287.21 acres in the Hunan Province, the P.R.C. and the leases expire in 2051, 2054 and 2071. The cost of the fifth lot of land use rights acquired in 2012 was $528,240 which consisted of 21.09 acres in Qinghai Province, P.R.C. and the lease expires in 2051. The cost of the sixth lot of land use rights acquired in 2013 was $489,904 which consisted of 6.27 acres in Guangdong Province, the P.R.C. and the lease expires in 2023. The cost of the seventh lot of land use rights acquired in 2014 was $4,453,665 which consisted of 33.28 acres in Guangdong Province, the P.R.C. and the lease expires in 2044.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

13.	LAND USE RIGHTS (CONTINUED)

	March 31,	December 31,
	2015	2014

Cost	$69,204,948	$69,428,143
Less: Accumulated amortization	(6,441,781)	(6,105,941)
Net carrying amount	$62,763,167	$63,322,202

	Expiry date	Description	Amount

Balance @1.1.2014			$65,192,615
Additions
2013	2044	Zhongshan City, Guangdong Province, P.R.C.	4,453,665
Exchange difference			(218,137)
Balance @12.31.2014			69,428,143
Exchange difference			(223,195)
Balance @3.31.2015			$69,204,948

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $335,840 and $362,524 for the three months ended March 31, 2015 and 2014, respectively.

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

	March 31,	December 31,
	2015	2014

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

15.	PROPRIETARY TECHNOLOGIES

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

	March 31,	December 31,
	2015	2014

Cost	$13,911,868	$13,886,098
Less: Accumulated amortization	(2,584,081)	(2,405,800)
Net carrying amount	$11,327,787	$11,480,298

Amortization of proprietary technologies was $178,281 and $146,556 for the three months ended March 31, 2015 and 2014, respectively. No impairments of proprietary technologies have been identified for the three months ended March 31, 2015 and 2014.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

16.	LONG TERM INVESTMENTS

	March 31,	December 31,
	2015	2014

Investment in Huangyuan County Rural Credit Union	$814,067	$817,127
Less: Accumulated impairment losses	-	-
	$814,067	$817,127

17.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects		March 31,	December 31,
investee	engaged		2015	2014
A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center	*	1,032,914	1,032,914
B	Fish Farm 2 Gao Qiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of March 31, 2015, the percentages of equity stakes of SFJVCs A (trade and seafood centers), B ( fish farm 2 GaoQiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are 31%, 23%, 56%, 29% and 35% respectively.

* The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

18.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“ SJAP ”), which was incorporated in the P.R.C. As of March 31, 2015, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

18.	VARIABLE INTEREST ENTITY (CONTINUED)

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On March 31, 2015, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On March 31, 2015, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

19.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	March 31,	December 31,
	2015	2014

Cost	$6,487,032	$3,755,046
Estimated earnings	10,995,534	8,307,452
Less: Billings	(16,175,681)	(9,725,618)
Costs and estimated earnings in excess of billings on uncompleted contract	$1,306,885	$2,336,880

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	March 31,	December 31,
	2015	2014

Billings	$110,060,524	$102,199,674
Less: Costs	(56,769,967)	(46,648,988)
Estimated earnings	(49,256,399)	(47,490,106)
Billing in excess of costs and estimated earnings on uncompleted contract	$4,034,158	$8,060,580

(iii)	Overall

	March 31,	December 31,
	2015	2014

Billings	$126,236,205	$102,199,674
Less: Costs	(63,256,999)	(46,648,988)
Estimated earnings	(60,251,933)	(47,490,106)
Billing in excess of costs and estimated earnings on uncompleted contract	$2,727,273	$8,060,580

20.	SERIES F SHARES MANDATORY REDEMPTION PAYABLE

On August 13, 2014, the Company filed a Certificate of the Designations, Powers, Preferences and Rights of the Series F Non-Convertible Preferred Stock (the “Certificate”) to its Articles of Incorporation, with the Secretary of State of the State of Nevada, setting forth the terms of its Preferred Stock. On June 10, 2014, the Company amended and restated the Certificate to (i) postpone the payment date of the dividend there under to May 30, 2015, (ii) to delete a reference to the redemption or declaration of any cash dividend or distribution on any Junior Securities, and (iii) make certain minor corrections to the Certificate. No share of Series F Non-Convertible Preferred Stock was ever issued. The Company believes it to be in the best interests of its shareholders to delay the cash payment until such time as its financial position would enable it to make the payment without harming its ability to develop its business in accordance with management’s plans.

21.	OTHER PAYABLES

	March 31,	December 31,
	2015	2014

Due to third parties	$12,891,558	$8,176,469
Promissory notes issued to third parties	600,000	1,100,000
Due to local government	2,419,513	2,419,513
	15,882,011	11,695,982
Less: The current portion classified as non-current liabilities Due to third parties	(4,797,332)	-
Amount classified as current as current liabilities	$11,084,679	$11,695,982

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

22.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term debts			March 31,		December 31,
Name of lender	Interest rate	Term	2015		2014
Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	$323,875	^*	$325,092	^*
Huangyuan County Branch, Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.18%	October 21, 2014 - October 20, 2015	4,070,335	^*	4,085,635	^*
Huangyuan County Branch,			-
Xining City, Qinghai Province, the P.R.C.
			$4,394,210		$4,410,727

Long term debts			March 31,		December 31,
Name of lender	Interest rate	Term	2015		2014

GanGuo Village Committee	12.22%	June 2012 - June 2017	$179,095		$179,768
Bo Huang Town
Huangyuan County,
Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	2,442,201	^*#	2,451,381	^*#
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
Less: The current portion reclassified as short term debts			(323,875)		(325,092)
			$2,297,421		$2,306,057

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $494,604 (2014: $499,856).
#	repayable $323,875, $650,184, $650,184 and $817,958 in 2015, 2016, 2017 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

23.	BONDS PAYABLE

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

Terms of the bonds are as follows:

Issue size:	$16,800,000
Number of units offered:	840 units
Number of units issued:	69 units
Principal value per unit:	$25,000 per unit
Net payable value /bond:	$20,000 per unit
Discounted value/bond:	$5,000 paid to bond holder
Maturity date:	2 years (September 30, 2015)
Participating interest:	5% per annum
Effective yield:	11.80% per annum

	March 31,	December 31,
	2015	2014

Bonds payable	$1,725,000	$1,725,000

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $200,000 for the year ended December 31, 2014. As of December 31, 2014, the deferred compensation balance was $100,000 and the deferred compensation balance of $100,000 was to be amortized over 6 months beginning on January 1, 2015.

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $50,000 and $50,000 for the three months ended March 31, 2015 and 2014. As of March 31, 2015, the deferred compensation balance was $50,000 and the deferred compensation balance of $50,000 was to be amortized over 3 months beginning on April 1, 2015.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

24.	CONVERTIBLE BOND TE PAYABLES

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

	March 31,	December 31,
	2015	2014

10.50% convertible note of maturity date February 20, 2020	$16,286,754	$15,803,928

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt premium amortization as of March 31, 2015 was $3,891.

As of March 31, 2015, there was $15,803,928 (December 31, 2014: $15,509,933) principal outstanding and accrued interest in the amount of $482,826 (December 31, 2014: 293,995) that was owed under the terms of the convertible note.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

The Company calculated professional service compensation of $1,500,000 in respect of convertible note issue, and recognized $125,000 and $0 for the three months ended March 31, 2015 and 2014. As of March 31, 2015, the deferred compensation balance of $1,375,000 was to be amortized over 9 months beginning on April 1, 2015.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

25.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of March 31, 2015 and December 31, 2014 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

There were 7,000,000 shares of Series B convertible preferred stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of March 31, 2015 and December 31, 2014 are 0 shares and grand total issued and outstanding preferred stock as of March 31, 2015 and December 31, 2014 are 7,000,100 shares.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

25.	SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock:

On November 10, 2014, the Company approved an amendment to the Corporation’s Articles of Incorporation to effectuate a reverse stock split (the “Reverse Split”) of the Corporation’s common stock, par value $0.001 per share (the “Common Stock”) affecting both the authorized and issued and outstanding number of such shares by a ratio of 9.9 for 1. The Reverse Split became effective in the State of Nevada on December 16, 2014. Subsequent to the balance sheet date, the Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 17,171,717 to 22,727,272.

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

During the three months ended March 31, 2015, the Company executed several agreements with third parties to raise debts loan by issuance of the Company’s common stock. The Company issued 755,304 shares of common stock ranging from $6.96 to $8.96 as collateral to secure debts loan of $4,797,332 from third party. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. The Company issued 153,392 shares at $11.13 to decimal stockholder to round up its shares holding. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $0 and $43,020 has been credited to consolidated statements of income as other income for the three months ended March 31, 2015 and 2014, respectively.

The Company has 18,069,412 and 17,162,716 shares of common stock issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Lease expense was $40,591 and $37,527 for the three months ended March 31, 2015 and 2014, respectively.

The future minimum lease payments as of March 31, 2015, are as follows:

Year ended December 31, 2015	$121,773
Thereafter	86,561
$208,334

27.	STOCK BASED COMPENSATION

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

On December 15, 2014, the Company issued professionals a total of 80,739 shares of common stock valued at agreed price of $9.90 per share for services rendered to the Company. The agreed prices of the common stock issued were determined by both parties and greater than  the trading price of the Company’s common stock on the date of issuance of $7.73 per share.

The Company calculated stock based compensation of $2,760,066 and $ 405,544, and recognized $630,033 and $33,436 for the three months ended March 31, 2015 and March 31, 2014. As of March 31, 2015, the deferred compensation balance for staff was $1,880,033 and the deferred compensation balances of (i) $255,033; (ii) $500,000, (iii) $1,125,000 were to be amortized over 3, 6 and 9 months respectively beginning on April 1, 2015.

28.	CONTINGENCIES

As of March 31, 2015 and December 31, 2014, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

29.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended March 31, 2015 and 2014, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman

Included in due to a director, due to Mr. Solomon Yip Kun Lee is  $1,008,000 and $1,172,059 as of March 31, 2015 and December 31, 2014,  respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

	Three months ended March 31,	Three months ended March 31,
	2015	2014
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$23,754,841	$20,787,919
Basic earnings per share	$1.39	$1.45

Basic weighted average shares outstanding	17,114,989	14,308,910

	Three months ended March 31,	Three months ended March 31,
	2015	2014

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$23,754,841	$20,787,919
Add back interest on convertible notes	-	-
Net income used in computing diluted earnings per share	$23,754,841	$20,789,919
Diluted earnings per share	$1.33	$1.38

Basic weighted average shares outstanding	17,114,989	14,308,910
Add: weight average of common stock converted from Series B Convertible preferred shares outstanding	707,070	707,070
Diluted weighted average shares outstanding	17,822,059	15,015,980

For the three months ended March 31, 2015 and 2014, full dilution effect of convertible note of $16,286,754 (3.31.2014: $0), was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted to exercise shares before October 1, 2015 under terms of convertible note agreement.

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

Description and interpretation and clarification of business category on the consolidated results of operations

The Company’s strategy is to manage and operate its businesses under six (6) business divisions or units on a standalone basis, namely:

1)	Fishery Division;
2)	Plantation Division;
3)	Beef Division;
4)	Cattle Farm Division;
5)	Organic Fertilizer Division; and
6)	Corporate & Others Division

A summary of each business division is described below:

Fishery Division

The Fishery Division refers to the operations of Capital Award Inc. (sometimes referred to as “CA”) covering the Company’s engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing. Capital Award generates revenue as being the sole marketing, sales and distribution agent of the fishery farms (covering both of the fish, prawns and eel farms) developed by Capital Award in China as follows:

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

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

●	Cattle Farm Division refers to the operations of Cattle farm (1) under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where Cattle are sold live to third party live-stock wholesalers who are selling them mainly in Guangzhou and Beijing live-stock wholesale markets. The financial statements of JHMC are consolidated into MEIJI’s own operations in the consulting and service for development of other cattle farms (i.e. Cattle Farm 2) or related projects.

●	Organic Fertilizer Division refers to (i) the operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive (a): Cattle that are not being slaughtered in our own slaughterhouse operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party live-stock wholesalers and (b): Cattle that are sold to QZH and being slaughtered and deboned and packed by QZH; and the sale of red meat deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. (ii) The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer. Also, since QZH is a fully owned subsidiary of SJAP the financial statements of these three companies (SJAP, QZH and HSA) are being consolidated into APWAM as one entity.

●	Corporate &Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended	Difference	Note
	March 31,2015	March 31,2014

Revenue	115,476,450	90,927,789	24,548,661	1
Consulting, services, commission and management fee	29,903,907	12,655,480	17,248,427
Sale of goods	85,572,543	78,272,309	7,300,234
Cost of goods sold and services	79,897,999	62,367,941	17,530,058	2
Consulting, services, commission and management fee	16,608,011	6,503,412	10,104,599
Sale of goods	63,289,988	55,864,529	7,425,459
Gross Profit	35,578,451	28,559,848	7,018,603	3
Consulting, services, commission and management fee	13,295,896	6,152,068	7,143,828
Sale of goods	22,282,555	22,407,780	(125,225)
Other income (expenses)	(637,781)	50,403	(688,184)
General and administrative expenses	(4,565,907)	(2,668,394)	(1,897,513)	4
Net income	30,374,763	25,941,857	4,432,906

EBITDA	32,474,829	27,094,847	5,379,982
Depreciation and amortization (D&A)	(1,316,459)	(1,043,883)	(272,576)	5
EBIT	31,158,370	26,050,964	5,107,406
Net Interest	(783,606)	(109,107)	(674,499)
Tax	-	-	-
Net Income	30,374,764	25,941,857	4,432,907
Non - controlling interest	6,619,923	(5,153,938)	11,773,861	7
Net income to SIAF Inc. and subsidiaries	23,754,841	20,787,919	2,966,922
Weighted average number of shares outstanding
- Basic	17,114,989	14,308,910	2,806,079
- Diluted	17,822,059	15,015,980	2,806,079
Earnings Per Share (EPS)				8
- Basic	1.39	1.45	-0.06
- Diluted	1.33	1.38	-0.05

This remainder of this section (Part A) discusses and analyzes certain items (annotated) that we believe assists stakeholders in obtaining a better understanding of the Company’s operations and financial condition:

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

●	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

Table (A.1)) below shows the items, quantities, average selling price and average unit cost of goods sold for three months ended March 31, 2015 (Q1 2015) compared to the three months ended March 31, 2014 (Q1 2014).

	Description of items					Notes
	Cattle Operation		2015Q1	2014Q1	Difference
	Production and Sales of live cattle	Heads	5,032	3,715	1,317
	Average Unit sales price	US$/head	3,393	4,410	-1,017	A.1.1
	Unit cost prices	US$/head	2,503	3,050	-547
	Production and sales of feedstock				-	A.1.2
	Bulk Livestock feed	MT	12,465	8,000	4,465
	Average Unit sales price	US$/MT	167	168	-1
	Unit cost prices	US$/MT	82	87	-5
	Concentrated livestock feed	MT	9,836	7,880	1,956
	Average Unit sales price	US$/MT	437	441	-4
	Unit cost prices	US$/MT	262	258	4
	Production and sales of fertilizer	MT	3,257	15,991	-12,734
	Average Unit sales price	US$/MT	181	184	-3	A.1.3
	Unit cost prices	US$/MT	111	92	19
* QZH	(Slaughter & De-boning operation)
	Slaughter operation					A.1.A.
	Slaughter of cattle	Heads	500
	Service fee	US$/Head	8
	Sales of associated products	Mixed	530
	Average Unit sales price	US$/Mixed	351
	Unit cost prices	US$/Mixed	178
	De-boning & Packaging activities
	From Cattle supplied locally
	De-boned Meats	MT	190
	Average Unit sales price	US$/MT	13,589
	Unit cost prices	US$/MT	8,704
	From imported beef	MT	1,037
	Average Unit sales price	US$/MT	9,049
	Unit cost prices	US$/MT	6,194
	From imported lamb	MT	-
	Average of sales price	US$/MT	-
	Average of cost prices	US$/MT	-
HSA	Fertilizer and Cattle operation				-
	Organic Fertilizer	MT	2,811	3,852	-1,041
	Average Unit sales price	US$/MT	261	256	5
	Unit cost prices	US$/MT	190	187	3
	Organic Mixed Fertilizer	MT	7,532	8,500	-968	A.1.4
	Average Unit sales price	US$/MT	453	451	2
	Unit cost prices	US$/MT	245	256	-11
	Retailing packed fertilizer (For super marlet sales)	MT	39		39
	Average Unit sales price	US$/MT	930		930
	Unit cost prices	US$/MT	357		357
JHST	Plantation of HU Flowers and Immortal vegetables
	Fresh HU Flowers	Pieces			-
	Average Unit sales price	US$/Pieces			-
	Unit cost prices	US$/Pieces			-
	Dried HU Flowers	MT			-
	Average Unit sales price	US$/MT			-
	Unit cost prices	US$/MT			-
	Dried Immortal vegetables	MT			-
	Average Unit sales price	US$/MT			-
	Unit cost prices	US$/MT			-
	Other Value added products	Pieces		5.00
	Average Unit sales price	US$/Pieces		152,010
	Unit cost prices	US$/Pieces		49,036

	Description of items
			2015Q1	2014Q1	Difference
CA	Production and sale (Inclusive contrated farms) of live					A.1.5 & A.1.6
	Fish (Sleepy cods)	MT	76	99	-23
	Average Unit sales price	US$/MT	15,361	16,018	-657
	Unit cost prices	US$/MT	12,654	12,739	-85
	Eels	MT	633	956	-323
	Average Unit sales price	US$/MT	23,384	26,016	-2,632
	Unit cost prices	US$/MT	15,479	16,653	-1,174
	Prawns	MT	671	374	297
	Average Unit sales price	US$/MT	16,761	12,462	4,299
	Unit cost prices	US$/MT	13,920	11,685	2,235
MEIJI	Production and sale of Live cattle (Aromatic)	Heads	2,935	2,672	263
	Average Unit sales price	US$/head	2,825	2,824	1
	Unit cost prices	US$/head	2,722	2,702	20
SIAF	Seafood trading from imports
	Mixed seafoods	MT	392	772	-380	A.1.8
	Average of sales price	US$/MT	15,941	12,805	3,136
	Average of cost prices	US$/MT	14,170	11,134	3,036
	Beef & Lambs trading from imports	MT	398	-
	Average of sales price	US$/MT	8,639
	Average of cost prices	US$/MT	6,331

Notes to Table (A.1)

A.1.1: Comparing between Q1 2015 to 2014, there were 1,317 more cattle being sold in Q1 2015 versus Q1 2014 at a rate $1,017 / head less than 2014 whereas in Q1 2015 average sales rate was $3,393 / head compared to Q1 2014’s $4,410/ head). The main reason for such change is due to the lighter weighing cattle being sold in Q1 2015 (averaged at 671 kg / head compared to 797 kg / head in Q1 2014) that may vary from Quarter to Quarter due to the fact that they were weaned at the time when they were brought in (i.e. from 4 months old to 8 months old) and when they are fattened (i.e. starting from 17 months old to 20 months old). However, the average wholesale prices of live cattle between the two quarters (Q12015 and 2014) remained steady in Q1 2015 at RMB31/ kg versus Q1 2014 RMB 32 / Kg.

1.1.2: The increase in quantity of sales of Bulk Stock feed by 4,465 MT in Q1 2015 from the same quarter in 2014 is due mainly to the increase of cattle being fattened in Q1 2015 and the stronger demand of bulk feed by the regional farmers (including our cooperative farmers) in Q1 2015. On average, a head of cattle requires up to 16.5 Kg / day of bulk stock feed (equivalent up to 1,476 Kg / 3 months) during its fattening period. Over 60% of bulk feed in Q1 2015 was consumed by fattening cattle on-site, and the balance of 40% was sold to regional farmers.

The reasons for increased sales quantities of “Concentrated livestock feed” are similar to the “Bulk Livestock Feed”, however, on average, a head of cattle requires only up to 6.5 Kg / head / day (equivalent to 585 kg / 3 months) during its fattening period, thus only about 32% was used in the fattening process with the balance of 68% sold to regional farmers (including cooperative farmers).

A.1.3: The decrease in Fertilizer sales between Q1 2015 and Q1 2014 is primarily due to lack of sales made to HSA compared to Q1 2014.

A.1.4: The decrease of sales of Organic Mixed Fertilizer from HSA in Q1 2015 by 968 MT as compared to same quarter of 2014 is mainly due to variations in seasonal demands by lake fishermen and produce growers.

A.1.A: SJAP’s abattoir has slaughtered about 500 head of cattle in Q1 2015, a figure far below earlier estimates at 2,000 head per quarter. However, this has been offset by imported beef quarters, accelerating the pace of the deboning activity to over (190 + 1,037 = 1,227 MT) of meat, equivalent to 3,665 heads of cattle being slaughtered for the quarter (equivalent to a rate of over 14,660 head of cattle per year), is far more than the earlier estimate (at about 10,000 head of cattle per year). The cost difference between average wholesale prices of domestic deboned meats and ~~the~~ imported deboned meats is around RMB20 /kg (i.e. domestic at RMB60 / Kg compared to Imports at RMB40 / kg) due primarily to the higher quality of domestic meats from grain fed cattle (90 to 100 days grain fed) and mainly sold freshly chilled, whereas the imported deboned meats were from pasture fed cattle sold frozen.

A.1.5 & 1.1.6: The figures of sales and costs shown in table above were general figures calculated from various components to simplify the overall analysis procedure.

However, the chapters/ tables below reflect those various components in detail:

(a). CA’s sales revenues are generated from three sales components;

(a.1). Sales with no realized profits (i.e. sales of fingerling, stocks ready for final stage grow-out, feed staffs and supplementary etc. to FF(1), PF(1) and PF(2)which are sold to said farms at cost ).

(a.2) Sales of live seafood brought from FF(1), PF(1), PF(2) and FF(2) and its sub-contracted growers.

(a.3).Commissions earned from PF(2)’s fingerling sales.

(b). Wherein, the sales component of FF(1), PF(1), PF(2)and FF(2) consist of the following:

(b.1). FF(1)has two sales components:

(b.1.1.). Sales of fish, prawns & eels grown by its APM farm (that has 16 APM tanks)

(b.1.2). Sales of fish, prawns & eels grown in its leasehold farm (of some 170 Mu) with open RAS dams & non-RAS open dams.

* Below Tables show some grow-out statistics between the APM farm, RAS open dams and non-RAS open dams of FF(1) recorded in 2014 and respective sales in Q1 2015:

Table (b.i): Grow-out statistic records of 2014

Table (b.ii) Component of sales of FF(1) between APM farm and open dams 2014

Table (b.1.i)Grow-out stastic records of 2014

Grow-out by APM farm

General information (1)	Cost of APM farms					Feed Conversion	Prices of feed	Weight gain average
	Baby stocks	Feed Stocks	Mortality	Total cost	G.P.	Rate	RMB/Kg	m=month
Sleepy cods	55%	21%	5%	81%	19%	1.25(F) / 1(Lwt)	16	350g & up	500g & up	600g & up
								50/60 g / m	55/65g / m	65g & up / m

Flow Pattern Eels	32%	18%	6%	56%	49%	1.8(F) / 1 (LWT)	10	900g & up	1500g & up	2000g & up
								55/65g/month	65/70g / m	70g & up / m

Big Giant Prawns	9%	16%	15%	40%	60%	0.9 (F) to 1 (LWt)	7.50	3 Wks to 6 Wks	6 Wks to 9 Wks	9Wks to 12 Wks
								8g to 10 g / piece	12.5 g / piece	16/17 g / piece
									0.12 g / day	0.19 g / day

Grow-out by RAS open dams

General information (2)	Cost RAS open dams					Feed Conversion	Prices of feed	Weight gain / day
	Baby stocks	Feed Stocks	Mortality	Total cost	G.P.	Rate	RMB/Kg
Mexican White	6%	18%	45%	69%	28%	1.5(F) / 1(Lwt)	7.50	2 Wk to 5 Wks	5 Wks to 8 Wks	8Wks to 10 Wks
								7/8 g / piece	10/11 g / piece	13/14 g / piece

Big Giant Prawns	9%	21%	45%	75%	25%	1.8 to 1.9 (F) / 1 (LWT)	7.50	3 Wks to 6 Wks	6 Wks to 9 Wks	9Wks to 12 Wks
								10 g / piece	12/13g / piece	15/16 g / piece

Grow-out by Non-RAS open dams

General information (3)	Cost RAS open dams					Feed Conversion	Prices of feed	Weight gain average
	Baby stocks	Feed Stocks	Mortality	Total cost	G.P.	Rate	RMB/Kg
Mexican White	6%	25%	55%	86%	14%	1.8 to 1.9 (F) / 1(Lwt)	7.50	2 Wk to 5 Wks	5 Wks to 8 Wks	8Wks to 10 Wks
								7/8 g / piece	10/11 g / piece	13/14 g / piece

Big Giant Prawns	9%	25%	55%	89%	11%	2. to 2.1(F) / 1 (LWT)	7.50	3 Wks to 6 Wks	6 Wks to 9 Wks	9Wks to 12 Wks
								10 g / piece	12/13g / piece	15/16 g / piece
									0.10 g / day	0.16 g / day

Table (b.1.ii) Component of sales of FF(1) between APM farm and open dams 2014

FF(1)'s sales items	2014 sales component of FF(1)		Averaged sales prices
	APM farm	Open Dams	FF(1) sold to CA	CA's ales prices
	% of total sales	% of total sales	RMB/Kg	RMB/kg

Sleepy cods	75%	25%	76	96

Flow Pattern Eels	23%	67%	116	136

Big Giant Prawns (or Mexican White prawns)	33%	57%	116	136

Other fish (for trading activities)	0%	100%	14	16

FF(1)'s sales items	2014 sales component of FF(1)		Averaged sales prices
	APM farm	Open Dams	FF(1) sold to CA	CA's ales prices
	% of total sales	% of total sales	RMB/Kg	RMB/kg

Sleepy cods	45%	55%	75	95

Flow Pattern Eels	38%	62%	123	143

Big Giant Prawns (or Mexican White prawns)	66%	34%	83	103

Other fish (for trading activities)	0%	100%	14	16

Note: The change in prawn prices between 2014's average of RMB136 / Kg to 2015's RMB 103 / kg doesn't mean the prawn prices have dropped, but it was because the frequencies of prawn grading has been increased in FF(1) such that higher portions of smaller sized prawns have been graded and sold reducing the overall averaged unit sales prices of prawns.

In fact averaged sales prices of prawns in Q1 2015 are as follows:

RMB/Kg
60/70 pieces / Kg	80
80/100 pieces	40
30/40 pieces	110
10/20 pieces /Kg	140

(b.2). PF(1)has two sales components:

(b.2.1.). Sales of fish, prawns & eels grown by its APM farm (that has 4 APM tanks in 2014 & newly built additional 10 APM tanks in 2015)

(b.2.2). Sales of fish, prawns & eels grown in its leasehold farm (of some 210 Mu) with open RAS dams & non-RAS open dams.

CA bought all PF(1)’s seafood and resold it to wholesale markets.

Table (b.ii) below shows Component of sales of PF(1) between APM farm and open dams Q1 2014& Q1 2015

2. Att. (b.2.)

Note:	PF(1) Has only 4 APMs starting production in Q1 2014 whereas its extension to build an additional 10 APMs were completed in Q1 2015 aiming to start production from Q2 2015

At the same time PF(1) has other contracted growers and a leased on an additional 210 Mu open dams that were developed into RAS open dams in 2014 with production started in late Q4 2014.

As PF(1) is newly developed with its 14 APMs starting production from Q2 2015,its 210 Mu RAS open dams starting production from late Q4 2014 and some of its contracted growers' stocks in 2014 were not big enough to reach the market's required sizes, therefore it is expecting that, PF(1)'s ferformances in 2015 and 2016 will reach up to 70% and 100% of FF(1)'s performances respectively.

PF(1)'s sales items	2014 sales component of PF(1)		Averaged sales prices
	APM farm	Open Dams	FF(1) sold to CA	CA's ales prices
	% of total sales	% of total sales	RMB/Kg	RMB/kg

Big Giant Prawns	30%	70%	65	85

PF(1)'s sales items	Q1 2015 sales component of PF(1)		Averaged sales prices
	APM farm	Open Dams	FF(1) sold to CA	CA's ales prices
	% of total sales	% of total sales	RMB/Kg	RMB/kg

Big Giant Prawns	7%	93%	83	103

Flower pattern eels
20 cm (or 300g / piece)	1%		35	45
up to 1.25 Kg / piece		99%	145	165

Other fish	0%	100%	13	15

Note:	The difference in GP margin between FF(1) and PF(1) in 2014 is that PF(1)'s sales are 100% on prawns that yielded higher profit margins whereas FF(1) has mixed sales (in Sleepy cods, eels and prawns)that yielded lower profit margin in comparison.

(b.3). PF(2)has two sales components:

(b.3.1.). Sales of prawn fingerling (where CA earned a commission)

(b.3.2). Sales of fish, prawns & eels grown in its leasehold farm (of some 210 Mu); with open RAS dams & non-RAS open dams; wherein CA bought all of their products and resold them to the wholesale markets.

Table (b.3) shows Component of sales of PF(2) between APM farm and open dams Q1 2015

Att. (C.1) PF(2) Q1 2015

Production and sales of Flies	Pieces of flies	Average / Day	Sales Prices		Total sales PF (2)	Commission or margins (Incomes) for CA
			RMB/10,000	US$/10,000	US$	RMB/10K	US$/10K	Total Income CA
								RMB	US$
									-
Mexican White									-
	30,000,000	1,000,000	280	46	136,585.37	30	4.88	184,500.00	30,000

Big Giant Prawns
	20,000,000	666,667	650	106	211,382.11	50	8.13	100,000.00	16,260
	20,000,000	666,667	650	106	211,382.11	50	8.13	99,999.00	16,260
	120,000,000	4,000,000	700	114	1,365,853.66	70	11.38	840,000.00	136,585
	160,000,000				1,788,617.89

Grass Prawns
	10,000,000	333,333	500	81	81,300.81	50	8.13	50,000.00	8,130
	10,000,000	333,333	500	81	81,300.81	50	8.13	50,000.00	8,130
	20,000,000	666,667	500	81	162,601.63	50	8.13	100,000.00	16,260
	40,000,000				325,203.25

					2,250,406.50
Q1 2015 Incomes derived from Prawn Farm 2's commissions								1,424,499.00	231,626
									10%

ATT. (C.2). Grow-out of Prawns Q1 2015 at PF(2)'s own 265 Mu RAS open dams

Production of Prawns (Grow-out to market sizes)			Sales prices to CA		Total Revenues		CA's sales prces to Markets		CA's Revenue
(Sales to CA)	Pieces	Average sizes	RMB / Kg	US$/ Kg	RMB	US$	RMB	US$	US$	CA's G.P.
Mexican White
22.01.2015	65,530	65 pieces / Kg	79	13	79,644	12,950	99	16	16,229	3,279
18.02.2015	92,550	70 Pieces / Kg	77	13	101,805	16,554	97	16	20,853	4,300
05.03.2015	61,170	55 Pieces / Kg	85	14	94,535	15,372	105	17	18,988	3,617

Big Giant Prawns
22.01.2015	55,780	60 pieces / Kg	75	12	69,725	11,337	95	15	14,360.70	3,023.31
18.02.2015	67,220	50 pieces / Kg	82	13	40,988	6,665	102	17	22,297.37	4,372.03
05.03.2015	41,270	50 pieces / kg	82	13	67,683	11,005	102	17	13,689.56	2,684.23

Mixed fish		Kg
22.01.2015	30,227	1.50	15	2.44	680,108	110,587	17	2.76	125,331.46	90,681.00
18.02.2015	35,528	2.77	18	2.93	1,771,426	288,037	20	3.25	320,040.85	196,825.12
05.03.2015	19,882	1.18	14	2.28	328,451	53,407	16	2.60	375,372.16	46,921.52

Total Q1 2015	469,157				3,234,364	525,913			927,163	355,702
										38%

(b.4.). FF(2) has over 1,000 Mu of open dams, out of which, 350 Mu are RAS open dams and 650 Mu are non-RAS open dams, and it generates income from:

(b.4.1). Sub-contracting to grow fish and eels for CA to certain sizes before CA sells them to FF(1), PF(1) & PF(2) for final grow-outs with excessive sea-foods being sold by CA to the wholesale markets or regional growers.

(b.4.2) Growing other fish and eels for other people with CA buying some of the seafood for trading purposes.

A.1.8: The imported seafood sales were made up by a variety of seafood imported from various countries such that the whole sum is a mixture of multiple variables that changes from quarter to quarter due to seasonal availabilities of seafood from different countries. The primary reason of lower imported sea-food sales in Q1 2015 compared to Q1 2014 is because of lower supplies from Madagascar this season.

Chart (B) shows CA’s components of sales Q1 2015.

CA's sales 2015Q1
		Quantity	Unit price	amount
1. CA Fishery sector's sales derived from sales to		pieces	RMB/pieces	RMB	US$
1 Fish Farm (1)
Fingerling & Baby fish
Sleepy cods		180,000	35	6,300,000	1,024,390
Eels		30,000	114	3,431,250	557,927
Prawns		22,000,000	0.07	1,430,000	232,520
Feed staffs	(kg)	236,109	8	1,945,937	316,413
2 Fish Farm (2)
(No sales to FF(2) by CA but by the R&D Station that didn't go into CA's sale)
3 Prawn Farm (1)
Prawns
Eels
Fingerling (Prawns & fish)		9,000,000	0.07	585,006	95,123
Feed staffs	(kg)	160,746	8	1,232,325	200,378
4 Prawn farm (2)
Commission earned from Fingerling sales				2,354,509	382,847
Sub (1) On sales to above entities				17,279,027	2,809,598

2. CA Fishery sector's sales derived from sales	Quantity	Unit price	amount
that the fish, eels & prawns were purchased from	Kg	RMB/Kg	RMB	US$

1 Fish Farm (1)
Fish (Sleepy cods)	31,821	75	2,386,601	388,065
Eels	188,816	145	27,378,314	4,451,758
Prawns	499,712	88	44,188,089	7,185,055
CA's profit (From Marked up on top of above cost)				2,748,870

2 Fish Farm (2)
Fish (Sleepy cods)
Eels	359,699	105	37,800,751	6,146,464
CA's profit (From Marked up on top of above cost)

3 Prawn Farm (1)
Prawns	164,484	68	14,599,374	2,373,882
CA's profit (From Marked up on top of above cost)				449,605

4 Prawn farm (2)
Prawns	32,810	75	2,469,379	401,525
Eels	97,142	116	11,268,472	2,369,311
Feed staffs	353,548	8	2,678,340	435,502
CA's profit (From Marked up on top of above cost)				1,572,358

Sub (2) CA's sales to above entities with marked up profits			142,769,320	4,770,833

Total Sales of CA (Sub. 1 + Sub. 2)				23,751,563

Table (A.2) below shows the sale of goods, cost of sales and gross profit for the three months ended March 31, 2015 (Q1 2015) and the three months ended March 31, 2014 (Q1 2014).

	In US$	Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2015Q1	2014Q1	2015Q1	2014Q1	2015Q1	2014Q1

SJAP	Sales of live cattle	17,071,207	16,384,494	12,597,387	11,332,306	4,473,819	5,052,188
	Sales of feedstock
	Bulk Livestock feed	2,080,669	1,342,988	1,025,257	697,252	1,055,412	645,736
	Concentrate livestock feed	4,296,880	3,477,413	2,580,188	2,029,979	1,716,693	1,447,434
	Sales of fertilizer	589,517	2,948,008	360,999	1,469,669	228,518	1,478,339
	SJAP Total	24,038,273	24,152,903	16,563,831	15,529,206	7,474,442	8,623,697
	* QZH's (Slaughter & Deboning operation)	189,916		94,468
	** QZH's (Deboning operation)
	on cattle & Lamb locally supplied	2,581,866	-	1,653,671	-	928,195	-
	on imported beef and mutton	9,384,094	-	6,423,229	-	2,960,865	-
	QZH Total	12,155,876	-	8,171,368	-	3,984,508	-
HSA	Sales of Organic fertilizer	771,320	987,593	548,028	719,522	223,291	268,071
	Sales of Organic Mixed Fertilizer	3,411,120	3,834,587	1,842,570	2,008,456	1,568,550	1,826,131
	HSA Total	4,182,440	4,822,180	2,390,598	2,727,978	1,791,841	2,094,202
	SJAP's & HS.A./Organic fertilizer total	40,376,589	28,975,083	27,125,797	18,257,184	13,250,791	10,717,899
JHST	Sales of Fresh HU Flowers	-		-		-	-
	Sales of Dried HU Flowers	-		-		-	-
	Sales of Dried Immortal vegetables	-	760,052	-	245,178	-	514,874
	Sales of Other Value added products	-		-		-	-
	JHST/Plantation Total	-	760,052	-	245,178	-	514,874
CA	Sales of
	Fish (Sleepy cods)	1,168,456	1,585,812	962,550	1,261,184	205,906	324,628
	Eels	14,803,660	24,862,185	9,798,909	15,914,258	5,004,751	8,947,927
	Prawns	11,246,726	4,660,788	9,340,538	4,370,124	1,906,188	290,664
	CA/ Fishery total	27,218,842	31,108,785	20,101,997	21,545,566	7,116,845	9,563,219
MEIJI
	Sale of Live cattle (Aromatic)	8,289,986	7,544,591	7,988,119	7,220,836	301,867	323,755
	MEIJI / Cattle farm Total	8,289,986	7,544,591	7,988,119	7,220,836	301,867	323,755
SIAF
	Sales of goods through trading/import/export activities
	on seafood	6,248,780	9,883,798	5,554,472	8,595,765	694,308	1,288,033
	on imported beef and mutton	3,438,347	-	2,519,603	-	918,744	-
	SIAF/ Others & Corporate total	9,687,127	9,883,798	8,074,075	8,595,765	1,613,052	1,288,033

Group Total		85,572,543	78,272,309	63,289,988	55,864,529	22,282,555	22,407,780

Table (A.3) below shows the percentage of gross profit for the three months ended March 31, 2015 and the three months ended March 31, 2014.

Gross Profit in % of sale of goods			2015Q1	2014Q1	Difference
Fishery
	CA
		Fish (Sleepy cods)	18%	20%	-3%
		Eels	34%	36%	-2%
		Prawns	17%	6%	11%
		CA and Fishery Gross Profit	26%	31%	-5%
Planation
	JHST
		Fresh HU Flowers
		Dried HU Flowers
		Dried Immortal vegetables		68%
		Other Value added products
		JHST and Plantation Gross Profit		68%
Beef
	SJAP
		Live cattle	26%	31%	-5%

	QZH
		** QZH's (Deboning operation)
		on cattle & Lamb locally supplied	36%
		on imported beef and mutton	32%
		Beef Gross Profit	29%	31%	-2%
Organic fertilizer
	SJAP
		Feedstock
		Bulk livestock feed	51%	48%	3%
		Concentrated livestock feed	40%	42%	-2%
		Fertilizer	39%	50%	-11%

	HSA
		Fertilizer	29%	27%	2%
		Organic mixed fertilizer	46%	48%	-2%

		Organic fertilizer Gross Profit	48%	45%	3%
Cattle farm
	MEIJI
		Sale of live cattle (Aromatic)	4%	4%	0%
		MEIJI and Cattle farm Gross Profit	4%	4%	0%
Corporate
	SIAF
		Sales of goods through trading/import/export activities
		on seafood	11%	13%	-2%
		on imported beef and mutton	27%
		Corporate and SIAF Gross Profit	17%	13%	4%

Group Total Gross Profit on sale of goods (excluding C,S,C &C))			26%	29%	-3%

Table (A.4) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fee for the three months ended March 31, 2015 (Q1 2015) and the three months ended March 31, 2014 (Q1 2014).

	2015Q1	2014Q1	Difference	Description of work	Notes
Sales Revenues (Consulting and Services)

CA	26,117,933	12,655,480	13,462,453	Working in progress of PF(1), PF(2)& Zhongshan New Prawn Project.
SIAF	3,785,974	-	3,785,974	Work in progress of WHX
Group Total Revenues	29,903,907	12,655,480	17,248,427		D6
Cost of sales
CA	15,203,198	6,503,412	8,699,786
SIAF	1,404,813	-	1,404,813
Group Total Cost of sales	16,608,011	6,503,412	10,104,599
Gross Profit
CA	10,380,667	6,152,068	4,228,599
SIAF	2,381,161	-	2,381,161
Group Total Gross Profit	12,761,828	6,152,068	6,609,760

Note: D6. During the Fiscal year 2012 and 2014, total consulting and service work of $261 million was contracted (i.e. contracts obtained prior to December 2014 for $102 million (“old contracts”) and contracts obtained from December 2014 onward for $159 million (“new contracts”)). As of December 31, 2014, there had been $101 million of work performed under the Old contracts (inclusive of $9 million of work being carried over from fiscal year 2011, thus, under the Old contracts there is $10 million of work to be carried over to fiscal year 2015; and there are $153 million of work remaining on the new contracts that will be carried over to the fiscal year 2015 having done $6 million of new contract work in fiscal year 2014.

Revenues: (consulting, service, commission and management fee)

Revenues increased by $17,248,427 or 136% from $12,655,480 for Q1 2014 to $29,903,907 for Q1 2015. The increase was primarily due to a increase in revenue from work in progress on the Zhongshan New Prawn Project’s development..

Fishery: Consulting Service Revenue from fishery related development works (generated by CA) increased by $13,462,453 or 106% from $12,655,480 for Q1 2014 to $26,117,933 for Q1 2015. The increase was due to a higher volume of work done by CA on the Zhongshan New Prawn Project.

Corporate: Consulting Service Revenue from other development work generated by the corporate sector (billed by SIAF) increased by $3,785,974 from $0 for Q1 2014 to $3,785,974 for Q1 2015.

●	Tables(A5) below highlights general information of ongoing Consulting Services provided by Capital Award, MEIJI and SIAF, respectively in Fiscal Year 2015:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as of 30.04.2014

Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational
Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	2 phases and road work and Phase 3 extension of grow-out farm & Phase 4 demonstrated hydroponic farm	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million, Phase 3 US$5.2 million & Phase 4 US$1.6 million
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) completed and Phase (4) not started.
Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) has started
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational
Cattle Fram (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	February 2012	March. 2014	$10.6 million	completed
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Work in progress

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	Completed
	Shanghai City		6,000 m2	One Phase	May. 2014	End April 2015	$5 million	Completed as at April 30 2015.

Note (4) Other Income

Table (Note 4.1) below shows the Gain / Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for Q1 2015

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As at 01.01.2015	17,162,716
2/2/2015	173,304	6.96	173	1,205,867	1,206,040	-	Collaterailed shares to secure loan debts
3/10/2015	290,000	7.61	290	2,205,960	2,206,250	-	Collaterailed shares to secure loan debts
3/19/2015	290,000	8.91	290	2,584,085	2,584,375	-	Collaterailed shares to secure loan debts
3/31/2015	153,392	11.13	153	1,707,100	1,707,253	-	Part of reversed split conversion

As of 03.31.2015	18,069,412		907	7,703,011	7,703,918	-

The Company did not enter into any additional agreements with third parties to settle debt by issuance of the Company’s common stock during this Quarter.

During the Quarter, The Company entered into two loan agreements with two third parties for collective net loan amounts up to $25 million that will be secured by the Company’s common stock, transacted in tranches. As of March 31, 2015, the Company obtained net loan amounts of $4,797,232 (loan principal) that were secured by 753,304 newly issued shares of the Company at face value of $5,996,540 (collectively and calculated from market prices of shares shown in the table above). At maturity and after the Company will have paid back said loan principal plus all interest payments, the aforementioned 753,304 shares will be returned to the Company, however in the interim, they will be counted in the total issued and outstanding shares (covering both basic and diluted counts) of the Company, but they will not affect the proceeds from EPS of the Company because any dividend paid and earnings derived from these shares in the interim will revert to the Company, and not the third parties.

The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. For the three months ended March 31, 2015, the Company issued an aggregate of 906,696 shares of Common Stock (inclusive both of the 753,304 shares as security and 153,392 shares issued to shareholders who hadn’t converted their shares as at 31 December 2014, but converted during this quarter) in consideration for the aggregate amount of $7,703,918, reporting a gain in income of $0 from the issuance.

The other income for the three months ended March 31, 2015 amounted to $(637,780) and derived from the combination of (1) Gain on extinguishment of debt $0 (Note 4), Government Grant $83,180 and other incomes $62,646 less interest expenses of $783,606. Whereas, the other income for the three months ended March 31, 2014, had been derived from the combination of (1) Gain on extinguishment of debt $43,020 (Note 4), Government Grants $ 113,232 and other incomes $3,258 less interest expenses of $109,107.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $ 0 and $43,020 has been credited (charged) to operations for the three months ended March 31, 2015 and 2014, respectively.

●	Note (5)General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $2,572,012 or 93% from $2,777,501 for Q1 2014 to $5,349,513 for Q1 2015. The increase was primarily due to increase in the office and corporate expenses of $1,254,708 from $758,221 for Q1 2014 to $2,012,929 for Q1 2015, other and miscellaneous expenses related to the corporate work of $501,576 from $228,255 in Q1 2014 to $729,831 in Q1 2015 and interest expenses of $674,499 from $109,107 in Q1 2014 to $783,606 in Q1 2015. This is a sharp increase in corporate expenses that the Company is paying attention to.

Table (to Note 5)

Category	2015Q1	2014Q1	$ Difference

Office and corporate expenses	$2,012,929	$758,221	$1,254,708

Wages and Salaries	$668,688	$592,275	$76,413

Traveling and related lodging	$82,893	$75,592	$7,301

Motor vehicles expenses and local transportation	$40,900	$35,795	$5,104

Entertainments and meals	$50,313	$30,289	$20,024

Others and miscellaneous	$729,830	$228,255	$501,576

Depreciation and amortization	$980,354	$947,967	$1,865,126

Sub-total	$4,565,907	$2,668,394	$1,897,513

Interest expenses	$783,606	$109,107	$674,499

Total	$5,349,513	$2,777,501	$2,572,012

Note (6) Depreciation and Amortization

Depreciation and amortization increased by $272,575 or 26% to $1,316,459 for Q1 2015 from $1,043,883 for Q1 2014. The increase was primarily due to the increase of depreciation by $267,535 to $802,338 for Q1 2015 from depreciation of $534,803 for Q1 2014 whereas the increase of amortization by $5,041 to $514,121for Q1 2015 from amortization of $509,080 for Q1 2014.

In this respect, total depreciation and amortization amounted to $1,316,459 for Q1 2015, out of which amount, $980,354 was reported under general and administration expenses and $336,105 was reported under cost of goods sold; whereas total depreciation and amortization was at $1,043,883 for Q1 2014 and out of which amount $947,967 was reported under General and Administration expenses and $95,916 was reported under cost of goods sold.

Note (7). Non-controlling interests

Table (F) below shows the derivation of non-controlling interest:

Names of intermediate holdco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.	Triway Industries Ltd.(HK)	Total
Abbreviated names	CA	(MEIJI)			(APWAM)	(TRW)
% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%	75%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(JFD)
				Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Net income of the P.R.C. subsidiaries for the period ended 31. March 2015 in $	0	$(588,016)	$175,939	$931,039	$11,021,294	$1,751,127

Equity % of non-controlling interest	0%	25%	25%	24.0%	55%	25%

Non-controlling interest's shares of Net incomes in $	0	$(147,004)	$43,985	$223,449	$6,061,711	$437,782	$6,619,923

The Net Income attributed to non-controlling interest is $6,619,923 shared by (JHST, JHMC, HSA, SJAP and JFD collectively) for Q1 2015 as shown in Table (F) above.

Note (8) Earnings per shares (EPS)

Earnings per share has no change (basic) and minimal changes (diluted), from EPS of $1.45 (basic) and $1.38 (diluted) Q1 2014 to EPS of $1.39 (basic) and $1.33 (diluted) for Q1 2015.

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the three months ended March 31, 2015 (Q1 2015) compared to the three months ended March 31, 2014 (Q1 2014)

Consolidated Balance sheets	March 31, 2015	December 31,2014	Difference	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	10,932,661	3,031,447	7,901,214	B
Inventories	49,227,718	45,967,993	3,259,725	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,306,885	-	1,306,885
Deposits and prepaid expenses	76,791,239	75,951,591	839,648	10
Accounts receivable	103,774,371	104,503,071	(728,700)	11
Other receivables	60,944,553	52,305,260	8,639,293	11.a
Total current assests	302,977,427	281,759,362	21,218,065
Property and equipment			0
Property and equipment, net of accumulated depreciation	64,750,441	64,352,975	397,466	12
Construction in progress	87,710,314	69,120,277	18,590,037	13
Land use rights, net of accumulated amortization	62,763,167	63,322,202	(559,035)	14
Total property and equipment	215,223,922	196,795,454	18,428,468
Other assets			0
Goodwill	724,940	724,940	0
Proprietary technologies, net of accumulated amortization	11,327,787	11,480,298	(152,511)
Investment in unconsolidated corporate joint venture	814,067	817,127	(3,060)
Tempoary deposits paid to entities for investments in future	41,109,708	41,109,708	0
Total other assets	53,976,502	54,132,073	(155,571)
Total assets	572,177,851	532,686,889	39,490,962
Current liabilities				16
Accounts payable and accrued expenses	23,127,256	22,138,835	988,421
Billings in excess of costs and estimated earnings on uncompleted contracts	4,034,158	8,060,580	(4,026,422)
Due to a director	1,008,000	1,172,059	(164,059)
Series F Non-converible preferred stock redemption payable	3,146,063	3,146,063	-
Other payables	11,084,679	11,695,982	(611,303)
Short term bank loan	4,394,210	4,410,727	(16,517)
Convertible bond payable	1,725,000	1,725,000	0
Total current liabilities	48,519,366	52,349,246	(3,829,880)
Non-current liabilities
Other payables	4,797,332	-	4,797,332
Bonds payable	16,286,754	15,803,928	482,826
Long term debts	2,297,421	2,306,057	(8,636)
Total non-current liabilities	23,381,507	18,109,985	5,271,522
Stockholders equity
Preferred stock
Series A preferred stock
Series B convertible preferred stock	7,000	7,000	-
Series F Non-convertible preferred stock				17
Common stock	18,069	17,163	906
Additional paid-in capital	128,862,007	121,158,996	7,703,011
Retained earnings	297,015,949	273,261,108	23,754,841
Accumulated other comprehensive income	6,436,710	6,260,131	176,579
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidaries' equity	431,089,735	399,454,398	31,635,337
Non-controlling interest	69,187,243	45,373,880	23,813,363
Total stockholders' equity	500,276,978	444,828,278	55,448,700
Total liabilities and stockholders' equity	572,177,851	515,287,509	56,890,342

This Part B discusses and analyzes certain items (marked with notes) that we believe would assist stakeholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalent

The change in cash and cash equivalent of $7,901,214 derived from cash and cash equivalent of $10,932,661 and $3,031,447 as at March 31, 2015 and 31 December 2014 respectively. The significant difference in cash and cash equivalent between these two quarters is mainly due to the following reasons:

As at December 31, 2014 our cash and cash equivalent balance was low as our suppliers billed for all work done up to December 31 with Chinese New Year approaching and we paid in full;

However as at March 31, 2015 our cash and cash equivalent is higher as our collection of our receivables were positive and our suppliers billings were not billed within in full this quarter. Hence we expect the suppliers billings in full next quarter will mean our cash balance may decline accordingly.

Note (9) Break down on inventories

Mar 31,2015
$
Sleepy cods, prawns, eels and marble goby	3,547,158
Bread grass	1,302,969
Beef cattle	7,361,889
Organic fertilizer	6,075,642
Forage for cattle and consumable	9,238,819
Raw materials for bread grass and organic fertilizer	15,351,389
Beef and mutton	5,101,401
Immature seeds	1,248,450
49,227,718

Note (10) Breakdown of Deposits and Prepaid Expenses

	Mar 31,2015	Note
	$
Deposits for
- purchases of equipment	4,668,784
- acquisition of land use rights	3,373,110	10.1
- inventories purchases	12,889,155	10.3
- aquaculture contracts	14,219,514
- building materials	877,598
- consulting service providers and others	11,032,481
- construction in progress	20,467,357
Prepayments - debts discounts and others	3,544,120
Shares issued for employee compensation and overseas professional and bond interest	5,719,120	10.2
	76,791,239

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of March 31, 2015, we have $3,373,110 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority estimated to be granted on or before September 30, 2015, as the new local ordinances on agriculture land delayed the processing of our application.

•	$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies”:

Under account						Deposit & prepayments	Land Bank
of Subsidiary	Segment of	Project name	Estimated total Asset value	Estimated time of Acquisition	Current status of Project	made as of 31. March 2015	or Built Up area	% equivalent to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center				1,032,914

CA	Fishery	Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
						41,109,708

Note (11) Breakdown of Accounts receivable:

	March 31,2015
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year	Notes
	$	$	$	$	$
Consulting and Service totaling						1
CA	20,397,350	-	12,953,478	-	7,443,872	1.b.
SIAF	2,873,833	2,272,622	-	601,211	-
MEIJI	9,101,588				9,101,588	1.a.

Sales of Live Fish, eels and prawns (from Farms) (CA)	9,052,831	9,052,831		-	-	2

Sales of imported seafood & Beef (SIAF)	4,080,616	3,280,319	-	800,297	-	3

Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	103,340	103,340	-	-	-	4

Sales of HU Flowers (Fresh & Dried) (JHST)	9,573,476	-	-	-	9,573,476	5

Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	31,098,090	8,210,889	15,793,501	5,874,828	1,218,872	6

Sales Fertilizer from (HSA)	10,024,872	1,420,037	2,759,679	1,470,022	4,375,134	7
		-	-	-	-
Sales of Beef (QZH)	7,468,375	5,103,326	1,619,927	622,481	122,642	8

Total	103,774,371	29,443,363	33,126,585	9,368,839	31,835,585
Percentage of total population	100%

Note 1,3,4,6 and 8: As evidenced in above table that account receivables in Consulting & Services (C&S), import sales of both seafood and beef and sales of fertilizer of SJAP are all within comfortable trading terms, especially the C&S of CA that includes services charges billed to Zhongshan New Prawn Projects that were paid within its trading term of 60 to 90 days.

Note 1.a: The $9,101,588 is MEIJI’s receivable derived from (C&S) of Cattle Farm (2), and usually we would have during 2014 and 2015 redeemed part of this amount as deposits and prepayments for consideration paid for the equity in its future “Sino Foreign Joint Venture Company” (SFJVC) that will be formed. However we did not do that in 2014 and Q1 2015, as such, as of March 31, 2015 said receivable remains outstanding shown beyond over 120 days & less than one year, however this situation will be rectified within Q2 2015.

Note 1.b: The $7,443,872 was due by our main sub-construction contractor who we have advanced funds to purchase many building materials, building parts and component, and other associated materials needed for the construction of the Zhongshan New Prawn Farm Development Project, and, as such, these will eventually be charged as work in progress over a period of time.

Note 2: CA’s fish sales receivable has $7,443,832 that are over 120 days primarily due to some bigger sized fish and eels requiring longer times to sell, which is usual and consistent within the normal trade of live seafood.

Note 5: It is our usual trading terms with major wholesalers who purchase our dried HU products that they are to buy all of our dried products produced in each season such that we don’t have to keep any inventory and they are to pay progressively during the period and in full before each new subsequent season, which means that the outstanding balance of $9,573,476 due from them will be fully paid on or before June 30, 2015.

Note 7: Sales of Fertilizer HSA normally have longer credit terms (6 months to 12 months) since the bulk of sales are to the lake fishermen and crop farmers who normally pay for their fertilizer after each harvest that may take between 6 months to 12 months (i.e. Fish and fruits may take up to 12 months while vegetables and cash crops may be within 6 months, etc.)

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable aging is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days (maximum term) and therefore no diminution in value is required, as the credit quality of receivable is not in doubt.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices and aging is within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold US$27 million in live fish, eels and prawns (live seafood) to wholesalers for the period ending March 31, 2015 and as of March 31, 2015, accounts receivable of $7,443,872 were over 120 days. These debtors represent credit quality receivables as they are well established wholesalers, profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

Sales of fertilizer and bulk livestock feed (SJAP): These comprise sales made to regional farmers contracted by us to grow crops and pastures using and purchasing our fertilizer. We in turn agree to buy their cattle that are fed with our bulk and concentrated cattle feed purchased from us. Under this term of arrangements our accounts receivable are normally carried forward until such time they can be offset against our account payables due to these contracted farmers (that is, the amount owed for the amount of crops and pastures is ultimately offset against the amount of cattle that we have purchased from them, respectively). As these debtors are our contract farmers and operate a profitable and viable business with us and have a good track record we consider their credit quality is good and collection from them is not in doubt, thus no diminution in value is required.

 Information on Concentration of credit risk of account receivables:

We have 4 major long term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), only who have accounted for 63.73% of our consolidated revenues for Q1 2015 as shown in the table below:

	three months ended March 31, 2015
	% of total Revenue	$	Customer's Total Revenue
Customer A	20.65%		23,851,276
Customer B	18.54%		21,404,582
Customer C	14.80%		17,091,160
Customer D	9.74%		11,246,726

	63.73%		73,593,744

Customer A is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). CA was the consulting engineer responsible for the construction of WSC 1and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers to whom we bill our sales of seafood (including live and frozen seafood). APNW distributes the seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits by September 30, 2014. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales effected through WSC 1 contributes 20.65% of our total consolidated revenue (equivalent to $23,851,276 out of our total revenue of $115,476,450) derived collectively from the following segments of activities:

Customer A with				three months ended March 31, 2015
Name of company	Segments	Operation Division	Abbreviation name	% of total consolidated	Amount in
				Revenue	$

CA	Fishery	Sales of fish (from Fish Farm 1)	Wholesale Center (1)	4.39%	5,065,793
		Sales of fish / eels from Contract Growers		7.88%	9,098,356

SIAF	Corporate	Trading sales of seafood		8.39%	9,687,127
				20.65%	23,851,276

Furthermore, so far, APWA has a good performance record with their payments to the Company such that as at March 31, 2015, there is no receivable from APWA beyond 90 days.

Customer B is one of our main agents, namely Mr. Xian Zhiming (Legal representative of “Zhongshan City A Power Agriculture Development Co. Limited”, (ZSAPAD), the SFJVC of the Zhongshan new prawn farm); and in our account, ZSAPAD’s legal representative is the person responsible for its company affair, such that we quote Customer B in the name of Xian Zhiming instead of ZSAPAD. As of March 31, 2015, all of its receivables to the Company are within trading terms of 60 to 90 days although we have agreed to extend trading terms between 120 days to 180 days in the interim until such time as we assist them to procure a project loan of up to $60 million targeting on or before September 30, 2015.

Customer C is one of our main agents, namely Mr. Li Hongzhen who distributes SJAP’s organic fertilizer, bulk livestock feed and concentrated livestock feed to our cooperative farmers and other regional farmers. During Q1 2015, Mr. Li had transacted 14.80% of our total consolidated revenue (equivalent to $17,091,160 out of our total revenue of $115,476,450) derived from the sale of SJAP’s organic fertile, bulk livestock feed and concentrated livestock feed under the segment of Organic Fertilizer and Bread Grass.

Customer D is WangJianWha, owner of Guangzhou Wholesale market (Store 17) who distributes our live prawns to over 30 other wholesalers at the same Guangzhou Wholesale Fish Markets, therefore although we sell our live prawns to one wholesaler (Mr. WangJianWha) that does not mean that our live prawns were sold by one wholesaler but by over 30 wholesalers. The purpose of using one main wholesaler as our main distributor is to have just one person responsible for payments to us such that we shall not need to collect sales proceeds from the 30 or more wholesalers. During Q1 2015, we sold to Mr. WangJianWha 9.74% of our total consolidated revenue (equivalent to $11,246,726 out of our total revenue of $115,476,450 ) derived from the sales of CA’s live prawns under the segment of Fishery.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s accounts receivable:

	March 31, 2015	December 31, 2014

Customer A	20.17%	21.21%
Customer B	11.46%	13.51%
Customer C	10.95%	9.68%
Customer D	7.17%	7.12%
	49.75%	51.52%

As of March 31, 2015, amounts due from customers A, B and C are $20,930,515, $11,893,849, and $11,362,873, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

Customer A is same as Customer C above namely Mr. L Hongzhen,

Customer B is same as Customer B above namely Mr. Xian Zhiming,

Customer C is the same as Customer A above namely APNW, and

Customer D is “Eleven Metallurgical Construction Ltd” our main sub-construction contractor who we have advanced funds to purchase many building materials, building parts and component, and other associated materials needed for the construction of the Zhongshan New Prawn Farm Development Project, as such these will eventually be charged as work in progress over a period of time.

Note (11.b). Other Receivables

	As at March 31, 2015
	Total	Break down	Note

Advance to Employees	658,741
Advance to Customers	21,032,158
SIAF		10,506,287	1
CA		6,586,146
SJAP		2,252,211	3
Others		1,687,514
Advance to Suppliers	11,253,654
SIAF		6,883,235	2
CA		3,251,654
SJAP		423,551
Others		695,214
Loan to unicorporateed companies	28,000,000
CA		17,000,000	4
SIAF		11,000,000	5
	60,944,553

Note 1 & 4: SIAF imports all of its seafood (from Madagascar) and beef and lamb (from Australia) using APNW’s import permits and licenses, such that, from time to time, we used APNW as the importer for part of these imported orders to give them a trading track record, and gave loan advances to APNW for such imports that in general would be offset by sales invoices upon the arrivals of corresponding shipments. At the same time, APNW is one of our major distributors and sales agents that we helped to establish aiming eventually to acquire its operation within our own marketing and distribution network, therefore, from time to time, we provide them with working capital to help them to leverage some of their trading terms extended to their customers, etc.

Note 3: At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 100 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out at less than $82,747 per member that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

Note 4&5: Instead of recording these advances as deposits and prepayments made in the past for the acquisition of the future Sino joint venture companies, they are now recorded as advances due to the projects of the un-incorporated companies are still in progress such that their respective SFJVC(s) cannot be formed yet as of March 31 2015.

Note (12) Property and equipment, net of accumulation depreciation

As at March 31, 2015
$
Plant and machinery	5,573,254
Structure and lease hold improvements	51,650,960
Mature seeds and herbage cultivation	11,928,410
Furniture and equipment	629,055
Motor vehicles	765,858
70,547,483

Less: Accumulated depreciation	-5,797,042
Net carrying amount	64,750,441

Note (13) Construction in progress

As at March 31, 2015
$
Construction in progress
- Oven room、road for production of dried flowers	1,587,594
- Office, warehouse and organic fertilizer plant in HSA.	28,185,939
- Organic fertilizer and bread grass production plant and office building	13,734,314
- Rangeland for beef cattle and office building	41,996,899
- Fish pond	2,205,568

87,710,314

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2015.03.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	2011/04/05	43	2054/04/04	242,703	470	220,126	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	2011/07/01	60	2071/06/30	36,666,141	50,925	34,374,507	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	2011/05/24	40	2051/05/23	378,489	789	341,429	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	2007/08/10	60	2067/08/09	1,064,501	1,478	928,481	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	2007/03/14	60	2067/03/13	1,037,273	1,441	897,530	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	2007/03/14	60	2067/03/13	2,267,363	3,149	1,961,899	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	2007/09/12	60	2067/09/11	2,041,949	2,836	1,783,870	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	2007/09/12	60	2067/09/11	960,416	1,334	839,030	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	2008/01/01	60	2068/12/31	821,445	1,141	722,187	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	2011/01/01	26	2037/12/31	5,716,764	18,323	4,782,293	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	2011/01/01	26	2037/12/31	1,566,393	5,020	1,310,348	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	2011/04/01	20	2031/03/31	5,082,136	21,176	4,065,709	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	2011/11/01	40	2051/10/30	527,234	1,098	482,200	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	2013/03/04	10	2023/03/03	489,904	4,083	387,841	Management Right	Processing factory
Guangdong lot 11	PF2	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	2014/10/28	30	2044/10/27	4,453,665	12,371	4,379,438	Management Right	Agriculture
	JHST	Land improvement cost incurred		2013/12/01			3,914,275	6,155	3,815,803
Exchange difference							2,004,295		1,470,478

			654				69,234,948	131,789	62,763,167

Note (16) Current Liabilities:

	As at March 31, 2015	Note
Current liabilities
Accounts payable and accruals	23,127,256	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	4,034,158
Series F shares mandatory redemption payable	3,146,063	16 B
Due to a director	1,008,000
Other payables	15,882,011	16.C
Short term bank loan	4,070,335
	51,267,823

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms means that most purchases are paid for in cash or short credit terms (7 to 10 days), and in a way this allows us better bargaining ability to obtain cash discounts resulting in the low trade account payables and accruals balance of $23 million, about 20% of total sales of $115 million for the reasons stated below:

Our main Account Payables during Q1 2015 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of goods sold averaging 58% and 37% for CA and SIAF, respectively~~.~~
2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned excellent credibility with all of our suppliers and sub-contractors.
3.	Fish sales started gradually in late 2011, and the cost of sales was averaged at 74% for Q1 2015, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.
4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish with cost of goods averaging 74% for Q1 2015. It is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 96% for Q1 2015. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.
5.	In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.
6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 57% for Q1 2015. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (16.B): Series F Non-convertible preferred stock

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non - Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2015. During Q1 2014, the transfer agent of the Company recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. But, the Company did not issue physical shares and only issued coupons to notify respective shareholders on that date. These F shares of 924,180 shares, were based on numbers of shares of Common Stock as of September 28, 2012 of 91,931,287 shares, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with decimal number of shares being rounded up to one. Once payment of $3.40 per share is made the F shares will be voided and will be withdrawn in full. The Company on December 22, 2014 informed that it will pay out the F Series shares with retroactive 10% interest as scheduled on May 30, 2015 amounting to $3,456,433.

 Note (16C): Analysis of Other Payables:

As of March 31 2015, other payables totaling $15,882,011 consisted of the following:

During Q1 2015, the Company issued Promissory notes amounting to $0 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two (2) years at interest free term. Promissory notes could be repaid either by cash or in shares of the Company or a combination thereof. If debt accounts are settled with shares, both parties will determine the respective share conversion rates at the time of settlement. During Q1 2015 we redeemed $ 0 of Promissory Notes for advances granted by third parties in fiscal year 2012 as well as in the early months of 2014 by the issuance of shares leaving a balance of $600,000 of Promissory Notes still due and outstanding as of March 31, 2015.

A grant of $2,410,453 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of March 31, 2015, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

For the three months ended March 31, 2015, other advances had been provided by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment and interest free without promissory notes or agreements but instead, verbal understandings. These sums amount to $8,074,226 unpaid and outstanding as of March 31, 2015. (Note. 10.3): Also there is the security (in common stock) provided for the two loans amounting to $4,797,332 titled as “Due to Security” recorded in Other Payable of Q1 2015.

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

The Company failed to file US tax returns for the years ended December 31, 2007 through December 31, 2012 in compliance with US Treasury Internal Revenue Service Code. The Company has reviewed its tax position with the assistance US tax professional and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has appointed a US tax professional to assist in filing these income tax returns.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the three months ended March 31, 2015 and 2014 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the three months ended March 31, 2015 and 2014.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the three months ended March 31, 2015 and 2014.

No Sweden Corporate income tax has been provided in the consolidated financial statements, since SIAFS incurred a tax loss for the three months ended March 31, 2015.

No deferred tax assets and liabilities have been assessed as of March 31, 2015 and December 31, 2014 since there was no difference between the financial statements carrying amounts and the tax basis of assets and liabilities utilizing the enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

 None.

Liquidity and Capital Resources

As of March 31 2015, unrestricted cash and cash equivalents amounted to $10,932,661 (see notes to the consolidated account), and our working capital as of March 31, 2015 was $254,458,061.

As of March 31 2015, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,394,210				4,394,210
Bonds payable	1,725,000	16,286,754			18,011,754
Long Term Debts	2,297,421				2,297,421
Promissory Notes	600,000				600,000
Other payables		4797332			4,797,332

Cash provided by operating activities amounted to $27,545,084 for Q1 2015. This compares with cash provided by operating activities totaling $20,725,313 for Q1 2014. The increase in cash flows from operations primarily resulted from the increase of inventory of $(3,259,725) for Q1 2015 from $(11,593,523) for Q1 2014.

Cash used in investing activities totaled $(20,297,099) for Q1 2015. This compares with cash used in investing activities totaling $(6,155,849) for Q1 2014. The increase in cash flows used in investing activities primarily resulted from payment for construction of $(18,845,219) in Q1 2015 from $(5,248,183) in Q1 2014.

Cash used provided by financing activities totaled $0 for Q1 2015. This compares with cash from financing activities totaling $(2,438,192) for Q1 2014. The decrease cash used provided by financing activities due to proceeds from long term loans of $(2,438,192) Q1 2014 to $0 Q1 2015.

Acquisition of SFJVC’s and further acquisition plan:

An SFJVC agreement typically contains an option clause for further investment.  Initially, the China Developer of project companies invites us to invest in their venture. If management feels compelled it carries out an in-depth study of the target company including legal due diligence, business plan, budget and projected financial information. The final decision is made through the resolution of the Company’s Board of Directors. If the decision is made to proceed with an investment, there is first formed an SFJVC, within which the Company acquires further equity interest. The acquisition price of such interest is determined in accordance to the book value of the SFJVC as of the acquisition date. Consideration generally consists in part of cash and in part of contract against trade debts owed by the China Developer due to Consulting & Services fees charged to the China Developer by the Company in accordance with the Consulting & Services agreement.   Project companies record development cost as construction in progress and treat the amount due to us as partial investment in new SFJVC.

The Company’s expenditures as the consulting and service provider providing turnkey services to the China Developer for the development of the project include (i) administrative and operational expenses provided for and incurred in the project (charged and recorded under general and administrative operation expenses), billable to the China Developer, (ii) other development expenditures (inclusive of subcontractors’ and sub-suppliers’ costs plus mark-up) billable to the Developer, as well. Consulting & Services fees are exclusively billed to the third party China Developer, and not to the future SFJVC companies.

	Acquisition by which subsidiary	Estimated time of SFJVC being formed	Estimated time of completion of acquisition	Estimated Total consideration	Deposit paid up to date	Deposit paid is equivalent to % of equity	Estimated time of progress payments
Enping Prawn PF1	CA	June 2014	August 2014	$20.94m	$11.68 m	56%	Q1 to Q2 2014
Zhongshan Prawn PF2	CA	Phase 3 Work still in progress, targeting completion Q3 2014	August 2015	$26.20 m	$8.63 m	33%	Q4 2014 & all year round 2015
Fish & eel Farm 2	CA	Phase 3 & 4 work are in progress targeting completion Q4 2015	August. 2016	$26.22 m	$6.0 m	23%	Q4 2014 & all year round 2014 & 2015
Cattle Farm 2	MEIJI	Final work is still in progress	August 2014	$15.88 m	$5.56 m	35%	On or before June 30 2014
WXC businesses	SIAF	Work is in progress until end 2015	Not yet determined	Not fully determined	$1.67 m	Not yet know	Partially in 2014.
NaWei wholesale centers	SIAF	Work is in progress until end 2015	Phase (1) March 2014, new Phases are pending	Not fully determined	$1.03 m	Not yet know	Partially in 2014.

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

As such, the required acquisition cost is funded partly by cash and partly by the offset of receivables due on the consulting and service fee.

Part C. Pro-forma on records of historical performances reflecting the Company’s “Free Cash Flow “derivation: (Inclusive of SIAF and subsidiaries in segments containing Non-GAAP derivation)

	2011	2012	2013	2014	2015Q1	Total
	In rounded figures of $ million
Sale of goods	31	88	209	323	85	651
Consulting income	21	51	52	81	30	205

Cost of goods sold	17	51	139	231	63	438
Cost of service	10	18	21	44	17	93

EBITDA	22	66	98	119	32	304

Depreciation & amortization	1	2	3	5	1	10

Non - controlling interest	5	6	20	22	7	59

Net income attributable to SIAF & subsidiaries	16	57	74	92	24	239

Total Assets	153	242	368	532	572

Total liabilities	16	26	36	70	72

Total stockholders equity	137	216	332	462	500

Total Capex	14	34	71	35	19	154
1. property and equipment	-	18	22	21	1	61
2. construction in progress	2	13	41	10	18	66
3. land use right	12	3	4	4	-	23
4. proprietary technologies	-	-	4	-	-	4
	-	-	-	-	-	-
Total increase of wc	18	47	43	112	20	240
1. increase in inventories	3	17	-6	38	3	55
2. increase in receivable or decrease in payable etc.	15	30	49	74	17	185
						-
Total capex and increase of wc	32	81	114	147	39	374

Free Cash Flow (FCF)	-10	-15	-16	-28	-7	-70

Net Debt	-1	-2	-5	-20	-23

	In round figure of million shares
Total authorized common stocks	10	13	17	23	23

Weighted average of total issue & outstanding common stocks
Basic	6	8	12	16	17
Diluted	7	9	13	17	18

	In US$ / share
Earning per share (or EPS)
Basic	2.57	6.93	6.14	5.79	1.39
Diluted	2.28	6.14	5.76	5.55	1.33

C.1 APWAM (holding company of SJAP)

	2011	2012	2013	2014	2015Q1	Total
	In rounded figures of $ million
Sale of goods	15	21	62	102	36	236

Cost of goods sold	7	15	38	68	25	153

EBITDA	8	7	27	28	11.20	82

Depreciation & amortization	-	-	-	1	0.20	1

Non - controlling interest	4	4	15	18	6.00	47

Net income attributable to SIAF & subsidiaries	4	3	12	13	5.00	37

Total Assets	17	43	88	134	122

Total liabilities	2	11	15	28	5

Total stockholders equity	15	32	73	106	117

Total Capex	2	14	38	20	8	82
1. property and equipment	-	9	12	6	1	28
2. construction in progress	2	4	24	14	7	51
3. land use right	-	1	-	-		1
4. proprietary technologies	-	-	2	-		2

Total increase of wc	7	-6	-12	12	10	11
1. increase in inventories	3	11	-6	24	2	34
2. increase in receivable or decrease in payable etc.	4	-17	-6	-12	8	-23

Total capex and increase of wc	9	8	26	32	18	93

Free Cash Flow (FCF)	-1	-1	1	-4	-7	-12

Net Debt	-1	-2	-5	-7	-7

C.2 SIAF’s Corporate Operational division

	2011	2012	2013	2014	2015Q1	Total
	In rounded figures of $ million
Sale of goods	-	2	22	51	10	85
Consulting income	-	3	9	5	4	21

Cost of goods sold	-	1	19	45	8	73
Cost of service	-	1	3	5	2	11

EBITDA	-	2	6	6	2	16

Depreciation & amortization	-	-	-	0	-

Non - controlling interest	-	-	-	-

Net income attributable to SIAF & subsidiaries	-	2	6	6	1	15

Total Assets	3	10	19	50	76

Total liabilities	1	7	8	21	38

Total stockholders equity	2	3	11	29	38

Total Capex	-	-	2	1	-	3
1. property and equipment	-	-	-	-		-
2. construction in progress	-	-	-	1		1
3. land use right	-	-	-	-		-
4. proprietary technologies	-	-	2	-		2

Total increase of wc	45	18	25	34	11	133
1. increase in inventories		-	0	-		-
2. increase in receivable or decrease in payable etc.	45	18	25	34	11	133

Total capex and increase of wc	45	18	27	35	11	136

Free Cash Flow (FCF)	-45	-16	-21	-29	-9	-120

Net Debt	-	-	-	-13	-16

C.3 CA (Fishery Development Division)

	2011	2012	2013	2014	2015Q1	Total
	In rounded figures of $ million
Sale of goods	10	28	47	54	15	154
Consulting income	17	37	36	76	26	192

Cost of goods sold	8	14	33	31	10	96
Cost of service	8	14	13	39	15	89

EBITDA	8	35	37	60	16	157

Depreciation & amortization	-	-	-	-	-

Non - controlling interest	-	-	-	-

Net income attributable to SIAF & subsidiaries	8	35	37	55	16	151

Total Assets	40	60	81	131	146

Total liabilities	4	4	7	2	1

Total stockholders equity	36	56	74	129	145

Total Capex	-	-	3	4	-	7
1. property and equipment	-	-	-	-		-
2. construction in progress	-	-	3	-		3
3. land use right	-	-	-	4		4
4. proprietary technologies	-	-	-	-		-

Total increase of wc	12	37	25	51	-5	120
1. increase in inventories
2. increase in receivable or decrease in payable etc .	12	37	25	51	-5	120

Total capex and increase of wc	12	37	28	55	-5	127

Free Cash Flow (FCF)	-4	-2	9	5	21	30

Net Debt	-	-	-	-	-

C.4 Tri-way (the holding company of Fish Farm (1)

	2011	2012	2013	2014	2015Q1	Total
	In rounded figures of $ million
Sale of goods	-	16	25	52	12	105

Cost of goods sold	-	10	19	41	10	80

EBITDA	-	5	6	10	1.70	23

Depreciation & amortization	-	0	0	1	-	2

Non - controlling interest		1	1	2	0.40	4

Net income attributable to SIAF & subsidiaries	-	4	5	8	1.30	18

Total Assets	8	12	19	41	33

Total liabilities	-	-	-	10	1

Total stockholders equity	8	12	19	31	32

Total Capex	-	6	2	1	2	11
1. property and equipment	-	6	-	2		8
2. construction in progress	-	-	2	-1	2	3
3. land use right	-	-	-	-		-
4. proprietary technologies

Total increase of wc	-	6	5	9	1	21
1. increase in inventories	-	5	-	1	1	7
2. increase in receivable or decrease in payable etc.	-	1	5	8	-	14

Total capex and increase of wc	-	12	7	10	3	32

Free Cash Flow (FCF)	-	-7	-1	-	-1	-9

Net Debt	-	-	-	-

C.5 MEIJI and Cattle Farm (Development and holding company of CF (1))

	2011	2012	2013	2014	2015Q1	Total
	In rounded figures of $ million
Sale of goods	-	6	18	33	8	65
Consulting income	4	11	7	-		22

Cost of goods sold	-	4	13	31	8	56
Cost of service	2	3	5	-		10

EBITDA	1	9	5	2	0.44	18

Depreciation & amortization	-	0	0	0	-	1

Non - controlling interest	-	-	-	-	0.04

Net income attributable to SIAF & subsidiaries	1	9	5	1	0.40	17

Total Assets	7	20	33	38	33

Total liabilities	-	-	2	5	-

Total stockholders equity	7	20	31	33	33

Total Capex	5	2	-	-		7
1. property and equipment	-	-	-	-		-
2. construction in progress	-	-	-	-		-
3. land use right	5	2	-	-		7
4. proprietary technologies

Total increase of wc	-3	1	5	3		6
1. increase in inventories	-	1	-	1		2
2. increase in receivable or decrease in payable etc.	-3	-	5	2		4

Total capex and increase of wc	2	3	5	3	-	13

Free Cash Flow (FCF)	-1	6	-	-1	0	5

Net Debt

C.6 MEIJI and JHST plantation division

	2011	2012	2013	2014	2015Q1	Total
	In rounded figures of $ million
Sale of goods	6	12	23	11	-	52

Cost of goods sold	2	5	10	4	-	21

EBITDA	4	6	11	6	-0.30	28

Depreciation & amortization	0	-	1	1	0.30	3

Non - controlling interest	1	1	3	1	-0.10	6

Net income attributable to SIAF & subsidiaries	3	5	7	4	-0.50	19

Total Assets	28	37	49	53	53

Total liabilities	-	-	-	-	-

Total stockholders equity	28	37	49	53	53

Total Capex	-	3	10	1	1	15
1. property and equipment	-	3	6	1		10
2. construction in progress	-	-	-	-	1	1
3. land use right	-	-	4	-		4
4. proprietary technologies	-	-	-	-		-

Total increase of wc	-3	1	6	5	-	9
1. increase in inventories	-	-	-	-	-	-
2. increase in receivable or decrease in payable etc.		1	6	5	-	9

Total capex and increase of wc	-3	4	16	6	1	24

Free Cash Flow (FCF)	7	2	-5	-	-1	4

Net Debt

C.7 HSA (the Hunan fertilizer Operation)

	2011	2012	2013	2014	2015Q1	Total
	In rounded figures of $ million
Sale of goods	-	3	12	20	4	39

Cost of goods sold	-	2	7	11	2	22

EBITDA	-	0	4	7	1.10	13

Depreciation & amortization	0.40	1	1	1	0.20	4

Non - controlling interest			1	1	0.20	2

Net income attributable to SIAF & subsidiaries	-	-1	2	5	0.70	7

Total Assets	50	60	79	85	109

Total liabilities	9	4	4	4	27

Total stockholders equity	41	56	75	81	82

Total Capex	7	9	16	8	8	48
1. property and equipment	-	-	4	12		16
2. construction in progress	-	9	12	-4	8	25
3. land use right	7	-	-	-		7
4. proprietary technologies	-	-	-	-		-

Total increase of wc	-40	-10	-11	-2	3	-60
1. increase in inventories	-	-	-	12	-	12
2. increase in receivable or decrease in payable etc.	-40	-10	-11	-14	3	-72

Total capex and increase of wc	-33	-1	5	6	11	-12

Free Cash Flow (FCF)	33	1	-1	1	-10	25

Net Debt

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended March 31 2015 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the three months ended March 31 2015 results are for the months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-Q for the Quarter ended March 31 2015.

REVERSE STOCK SPLIT

Reverse stock split and new conversion rate of Series B preferred stock to share of common stock:

On December 16, 2014, the Company implemented a 9.9-for-1 reverse stock split.   On December 17, 2014, the Company implemented the new conversion rate of 9.9 for 1 share of common stock. All share information contained within this report, including consolidated balance sheets, consolidated statements of income and other comprehensive income, and footnotes have been retroactively adjusted for the effects of the reverse stock split and new conversion rate of Series B preferred stock to shares of common stock.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $8,693 and $12,254 for the three months ended March 31, 2015 and 2014, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $708,843 and $262 for the three months ended March 31, 2015 and 2014, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0 for the three months ended March 31, 2015 and 2014, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the three months ended March 31, 2015 and 2014.

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

LAND USE RIGHTS

Land use rights represent acquisition of land use right rights of agriculture land from farmers and are amortized on the straight-line basis over the respective lease periods. The lease period of agriculture land is in the range from 10 years to 60 years. Land use rights purchase prices were determined in accordance with the P.R.C Government’s minimum lease payments of agriculture land and mutually agreed between the company and the vendors. No independent professional appraiser performed a valuation of land use rights at the balance sheet dates.

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

(ii) to eliminate the ownership interests of a stockholder;

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2015 and 2014, the Company determined no impairment losses were necessary.

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

For the three months ended March 2015 and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.45 and $1.39, respectively. For the three months ended March 31, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $1.39 and $1.33, respectively.

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

For the three months ended March 31, 2015

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31, 2015 and December 31, 2014 were translated at RMB6.14 to $1.00 and RMB6.15 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2015 and March 31, 2014 were RMB6.14 to $1.00 and RMB6.12 to $1.00, respectively.

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

PROGRESS REPORTS AND SUBSEQUENT EVENTS

This section shows the progress reports and subsequent events on operational affairs of each subsidiary as of March 31 2015, onward:

The number of subsequent events listed in the 2015 Q1 report might appear shorter than the list of events from other reporting periods, but consideration should be given to the abbreviated period of time that has elapsed since the 2014 10K filing, i.e. less than two (2) months.

* SJAP has been recommended by the Xining Government to participate in the acquisition of two subsidiaries of Sanjiang Group whereas Sanjiang Group is one of the largest agriculture conglomerates in China, operating since 1958 with total assets exceeding US$15 billion. The two subsidiaries in focus would provide synergy with SJAP in terms of meat production and cattle and plantation farming. Each subsidiary carries long term supply contracts with the Government, and reflects notable profits throughout their respective years of operation. SJAP is honored that it has attained the confidence and stature to be offered this unique opportunity by the Government, and has joined forces with Burnham Securities to explore this opportunity.

The Company will keep our shareholders informed as developments occur.

* The Company has engaged KPMG to perform the following financial due diligence and consulting work:

(1) A Financial DD to be performed on SIAF carried out by KPMG Norway & KPMG China.

(2) KPMG China will carry out Financial DD on the Merger and Acquisition of the aforementioned two Sanjiang Group owned subsidiaries.

(3). KPMG will act as consultant to SJAP with the aim to be appointed as SJAP’s official auditor in 2016.

(4). KPMG will be the official auditor by October 2015 of “Zhongshan City A Power Agriculture Development Co. Ltd” China, the Sino Foreign Joint Venture Company, and the developer and owner of the Zhongshan New Prawn Farm Project.

* Mr. Peter Rosta of Sweden has been appointed Director and Board Chairman for our subsidiary, “A Power Agriculture Development Co, Ltd (Macau)” the holding company of SJAP. Mr. Peter Rosta is a Swedish businessman who has been active in the international arena for the past three decades, having relocated to Beijing 1995 to establish and develop the business in China & Hong Kong for the British ESAB Group. Later, Peter became one of the first members in the China Resource Group, an informal organization recognized as a predecessor to the current Swedish Chamber of Commerce in China. He later joined the Swedish Trade Council as Commercial Counsellor and Trade Commissioner to China & Hong Kong. Peter finished off his diplomatic career as acting Trade Commissioner to South Korea in 2006. Thereafter, Peter became co-founder and CEO of Foundation Asia Pacific Ltd. and currently he is engaged as chairman, CEO, partner and/or advisor in several Swedish and Chinese companies; Euro China Capital, Asia BRL Ltd, NeuroVive Pharmaceutical Asia Ltd, Smart Unicorn Capital Partners, Ellen Asia Ltd, to mention a few.

* The Shanghai distribution started operation on May 5, 2015 reporting that after having invited 30 well know wholesalers and distributors for its opening day, was pleasantly surprised to see over 80 wholesalers attending. Also, its small wholesale shop situated at the Shanghai meat wholesale market of PoDong District, opening that same day, sold one full 40” container of grain fed Angus beef meats (equivalent to 25 MT) within 2 days. It is targeting to sell first 40’ container of Quarter Cut Beef imported from Australia as fresh chilled meat, made possible by its modern Static Electricity refrigerator constructed within its distribution complex.

* Arctic Securities has been working diligently on all preparation work to prepare the Company to satisfy all requirements necessary for listing on the Oslo Exchange, including legal due diligence work, etc. Arctic Securities is to be commended for their professionalism and dedication to this undertaking.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

None

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

SINO AGRO FOOD, INC.

May 15, 2015	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 15, 2015	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer)

May 15, 2015	By:	/s/ Bertil Tiusanen
Bertil Tiusanen
Chief Financial Officer
(Principal Financial Officer)

May 15, 2015	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Marketing Officer and Director

May 15, 2015	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary and Director

May 15, 2015	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

May 15, 2015	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg
Director

May 15, 2015	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Director

May 15, 2015	By:	/s/ SOH LIM CHANG
Soh Lim Chang
Director

