Form 10-Q
period 2015-06-30
Sino Agro Food, Inc.
filed 2015-08-14
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, there were 18,951,737 shares of our common stock issued and outstanding.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUATERLY FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015

SINO AGRO FOOD, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have reviewed the consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of June 30, 2015 and December 31, 2014, the related consolidated statements of income and other comprehensive income for the three-month and the six-month periods ended June 30, 2015 and 2014, and cash flows for the six-month periods ended June 30, 2015 and 2014. This interim financial information is the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial information taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

s/Anthony Kam & Associates Limited, CPA.

Anthony Kam & Associates Limited, CPA.

Hong Kong

August 14, 2015

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2015	2014
	Note	(Unaudited)	Audited

ASSETS
Current assets
Cash and cash equivalents	6	$9,153,234	$3,031,447
Inventories	7	50,174,717	45,967,993
Costs and estimated earnings in excess of billings on uncompleted contracts	19	1,306,885	-
Deposits and prepayments	8	84,834,061	75,951,591
Accounts receivable, net of allowance for doubtful accounts	9	106,452,443	104,503,071
Other receivables	10	68,036,101	52,305,260
Total current assets		319,957,441	281,759,362
Plant and equipment
Plant and equipment, net of accumulated depreciation	11	68,318,398	64,352,975
Construction in progress	12	100,856,648	69,120,277
Land use rights, net of accumulated amortization	13	62,576,946	63,322,202
Total plant and equipment		231,751,992	196,795,454
Other assets
Goodwill	14	724,940	724,940
Proprietary technologies, net of accumulated amortization	15	11,190,705	11,480,298
Long term investment	16	817,795	817,127
Temporary deposits paid to entities for investments in Sino joint venture companies	17	41,109,708	41,109,708
Total other assets		53,843,148	54,132,073

Total assets		$605,552,581	$532,686,889

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$19,631,992	$22,138,835
Billings in excess of costs and estimated earnings on uncompleted contracts	19	4,632,895	8,060,580
Due to a director		246,184	1,172,059
Series F Non-convertible preferred stock redemption payable	20	-	3,146,063
Other payables	21	14,575,385	11,695,982
Borrowings - Short term bank debts	22	4,414,334	4,410,727
Bonds payable	23	1,725,000	1,725,000
		45,225,790	52,349,246

Non-current liabilities
Other payables	21	4,797.332	-
Borrowings - Long term debts	22	2,307,943	2,306,057
Convertible notes payables	24	34,870,297	15,803,928
		$41,975,572	$18,109,985

Commitments and contingencies		-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 and 7,000,100 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	25	-	-
Series B convertible preferred stock: $0.001 par value) (10,000,000 shares designated, 0 and 7,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	25	$-	$7,000
Series F Non-convertible preferred stock: $0.001 par value) (1,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	25	-	-
Common stock: $0.001 par value (22,727,272 shares authorized 18,899,271 and 17,162,716 shares issued as of June 30, 2015 and December 31, 2014, respectively)	25	18,899	17,162
Additional paid - in capital		130,757,937	121,158,996
Retained earnings		306,326,151	273,261,108
Accumulated other comprehensive income		7,380,528	6,452,815
Treasury stock		(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		443,233,515	399,647,081
Non - controlling interest		75,117,704	62,580,576
Total stockholders' equity		518,351,219	462,227,657
Total liabilities and stockholders' equity		$605,552,581	$532,686,889

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

		Three months ended	Three months ended	Six months ended	Six months ended
	Note	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue
- Sale of goods		$82,020,302	$82,357,060	$167,592,845	$160,629,369
- Consulting and service income from development contracts		8,343,423	14,346,298	37,713,262	26,589,500
- Commission and management fee		490,003	329,146	1,024,071	741,424
	3	90,853,728	97,032,504	206,330,178	187,960,293
Cost of goods sold	3	(62,208,398)	(58,049,860)	(125,498,386)	(113,914,389)
Cost of services	3	(6,708,419)	(6,685,461)	(23,316,430)	(13,188,873)

Gross profit		21,936,911	32,297,183	57,515,362	60,857,031
General and administrative expenses		(5,392,206)	(3,281,860)	(9,958,113)	(5,950,254)
Net income from operations		16,544,705	29,015,323	47,557,249	54,906,777
Other income (expenses)

Government grant		58,661	124,440	141,841	237,672

Other income		89,821	1,265	152,467	4,523

Gain of extinguishment of debts	4	-	198,373	-	241,393

Interest expense		(1,326,472)	(110,386)	(2,110,078)	(219,493)
Net income (expenses)		(1,177,990)	213,692	(1,815,770)	264,095

Net income (expenses) before income taxes		15,366,715	29,229,015	45,741,479	55,170,872
Provision for income taxes	5	-	-	-	-

Net income		15,366,715	29,229,015	45,741,479	55,170,872
Less: Net (income) loss attributable to the non - controlling interest		(6,056,513)	(6,141,977)	(12,676,436)	(11,295,915)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries		9,310,202	23,087,038	33,065,043	43,874,957
Other comprehensive income (loss)
Foreign currency translation gain (loss)		817,766	(108,578)	788,405	(816,214)
Comprehensive income		10,127,968	22,978,460	33,853,448	43,058,743
Less: other comprehensive (income) loss attributable to the non - controlling interest		(152,564)	43,000	(139,308)	156,521
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$9,975,404	$23,021,460	$33,714,140	$43,215,264

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	30	$0.51	$1.47	$1.87	$2.91
Diluted	30	$0.51	$1.41	$1.87	$2.78

Weighted average number of shares outstanding:

Basic		18,140,209	15,695,971	17,714,995	15,056,498
Diluted		18,140,209	16,403,041	17,714,995	15,763,568

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
		(Restated)
Cash flows from operating activities
Net income for the period	$45,741,479	$55,170,872
Adjustments to reconcile net income from operations to net cash from operations:
Depreciation	1,606,873	1,131,273
Amortization	1,095,000	1,056,859
Common stock issued for services	1,760,066	66,872
Gain on extinguishment of debts	-	(241,393)
Other amortized cost	1,605,232	100,000
Changes in operating assets and liabilities:
(Increase) in inventories	(4,206,724)	(17,789,615)
(Increase) in costs and estimated earnings in excess of billings on uncompleted contacts	(1,306,885)	(94,007)
(Increase) decrease in deposits and prepayments	(2,870,991)	35,642,872
Increase in due to a director	18,348,071	1,968,340
(Decrease) increase in accounts payable and accrued expenses	(2,506,843)	8,727,830
Increase in other payables	7,676,735	10,466,922
(Increase) in accounts receivable	(1,949,372)	(35,126,269)
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(3,427,685)	374,465
(Increase) in other receivables	(15,730,841)	(7,243,282)
Net cash provided by operating activities	45,834,115	19,132,816
Cash flows from investing activities
Purchases of plant and equipment	(3,913,897)	(3,372,840)
Payment for investment in Sino Joint Venture Companies	-	(35,078,923)
Payment for construction in progress	(33,275,507)	(15,655,682)
Net cash used in investing activities	(37,189,404)	(19,028,522)
Cash flows from financing activities
Proceeds from long term debts	-	2,436,193

Net cash (used in) provided by financing activities	(3,146,063)	2,436,193
Effects on exchange rate changes on cash	623,572	(236,195)
Increase in cash and cash equivalents	6,122,220	2,304,292
Cash and cash equivalents, beginning of period	3,031,447	1,327,274
Cash and cash equivalents, end of period	$9,153,234	$3,631,566
Supplementary disclosures of cash flow information:
Cash paid for interest	$504,846	$219,493
Cash paid for income taxes	$-	$-
Non - cash transactions
Common stock issued for settlement of debts	$-	$9,575,000
Series B convertible preferred stock converted into common stock	$7,000	$-
Common stock issued for services and employee compensation	$726,362	$-
Common stock issued to decimal stockholders for rounding up shares holding	$2,772,281	$-
Common stock issued to secure debts loan	$5,996,665	$-
Transfer to plant and equipment from construction in progress	$1,594,864	1,865,678
Transfer to land use rights from deposits and prepayments	$-	4,404,179
Transfer to plant and equipment from deposits and prepayments	$9,323	$513,272
Proceeds from convertible bond payables applied to investing and financing activities	$17,823,400	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

1.	CORPORATE INFORMATION

Sino Agro Food, Inc. (the “ Company ” or “ SIAF ”) (formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc.) was incorporated on October 1, 1974 in the State of Nevada, United States of America.

The Company was engaged in the mining and exploration business but ceased its mining and exploring business on October 14, 2005. On August 24, 2007, the Company entered into a Merger and Acquisition Agreement with Capital Award Inc., a Belize corporation (“ CA ”) and its subsidiaries Capital Stage Inc. (“ CS ”) and Capital Hero Inc. (“ CH ”). Effective the same date, CA completed a reverse merger transaction with SIAF. SIAF acquired all the outstanding common stock of CA from Capital Adventure, a shareholder of CA, for 3,232,323 shares of the Company’s common stock.

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

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“ PMH ”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“ SJAP ”), incorporated in the P.R.C., of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

•	Qinghai Province Sanjiang Group Company Limited (English translation) (“ Qinghai Sanjiang”), a company incorporated in the P.R.C with major business activities in the agriculture industry; and

•	Guangzhou City Garwor Company Limited (English translation) (“ Garwor”), a company incorporated in the P.R.C, specializing in sales and marketing.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ ECF ”), all of which the Company would indirectly own a 25% equity interest in on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“ JHMC ”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to June 30, 2015, MEIJI further invested $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“ HSA ”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of June 30, 2015, MEIJI and SJAP total investment in HSA were $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“ SAFS ”). As of June 30, 2015, the Company invested $77,664 in SAFS.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. As of June 30, 2015, the SJAP’s total investment in QZH was $487,805.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (12.31.2014: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (12.31.2014: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (12.31.2014: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (12.31.2014: 100%) directly	Dormant

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	100% (12.31.2014: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (12.31.2014: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (12.31.2014: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (12.31.2014: 75%) indirectly	Hylocereus Undatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C.	75% (12.31.2014: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (12.31.2014: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (12.31.2014: 76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	45% (12.31.2014: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	100% (12.31.2014:100%) indirectly	Cattle slaughter

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $1,260, $4,316, $9,952 and $10,582 for the three months and the six months ended June 30, 2015 and 2014, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $712,614, $952,924, $1,421,458 and $953,054 for the three months ended and the six months ended June 30, 2015 and 2014, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $549,020, $0, $549,020 and $0 for the three months ended and the six months ended June 30, 2015 and 2014, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $7,380,528 as of June 30, 2015 and $6,452,815 as of December 31, 2014. The balance sheet amounts with the exception of equity as of June 30, 2015 and December 31, 2014 were translated using an exchange rate of RMB 6.11 to $1.00 and RMB 6.15 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the six months ended June 30, 2015 and 2014 were RMB 6.13 to $1.00 and RMB 6.13 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of June 30, 2015 and December 31, 2014 are $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

2.17	PLANT AND EQUIPMENT

Plant and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. Similarly, when each major inspection is performed, its cost is recognized in the carrying amount of the plant and equipment as a replacement only if it is eligible for capitalization. The assets’ residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at each financial year end.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 - 20 years
Mature seeds and herbage cultivation	20 years
Furniture and equipment	2.5 - 10 years
Motor vehicles	5 -10 years

An item of plant and equipment is removed from the accounts upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on disposal of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in the consolidated statements of income in the period the item is disposed.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of June 30, 2015 and December 31, 2014 amounted to $8,976,836 and $10,762,208 respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers whose business individually represented the following percentages of the Company’s total revenue for the periods indicated:

Ranking

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Customer A	15.20%	31.08%	18.25%	30.33%
Customer B	9.18%	9.90%	14.42%	10.10%
Customer C	-	18.77%	12.13%	17.23%
Customer D	14.65%	-	11.00%	-
Customer E	11.45%	-	10.49%	10.10%
Customer F	14.52%	8.77%	-	-
Customer G	-	5.17%	-	5.06%
Customer H	-	-	-	6.54%
	65.00%	73.09%	66.29%	69.26%

5 major customers for the six months period ended June 30, 2015.

Ranking		Percentage of revenue	Amount
Customer A	Fishery Development and Corporate and Others Divisions	18.25%	$37,660,931
Customer B	Fishery Development Division	14.42%	$29,748,005
Customer C	Organic Fertilizer and Bread Grass Division	12.13%	$25,019,665
Customer D	Organic Fertilizer and Bread Grass Division	11.00%	$22,695,695
Customer E	Fishery Development Division	11.49%	$21,648,538

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	June 30, 2015	December 31, 2014

Customer A	10.27%	21.21%
Customer B	7.96%	13.51%
Customer C	9.94%	9.68%
Customer D	6.99%	7.12%
Customer E	8.92%	10.23%
	44.08%	61.75%

As of June 30, 2015, amounts due from customers A, B and C are $10,935,061, $10,580,087 and $9,499,274, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2015 and December 31, 2014, the Company determined no impairment losses were necessary.

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

For the three months ended June 30, 2015 and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $0.51 and $1.47 respectively. For the three months ended June 30, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.51 and $1.41, respectively,

For the six months ended June 30, 2015 and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.87 and $2.91 respectively. For the six months ended June 30, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $1.87 and $2.78, respectively,

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2015 or December 31, 2014, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended June 30, 2015 or 2014.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which simplifies presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 will be effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has elected to adopt this ASU early and the adoption of this guidance did not have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in consolidated financial statements. The Company operates in five principal reportable segments: Fishery Development Division, HU Plantation Division, Organic Fertilizer and Bread Grass Division, Cattle Farm Development Division and Corporate and Others Division. No geographic information is required as all revenue and assets are located in the P.R.C.

	For the three months ended June 30, 2015
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$27,976,873	$4,193,013	$41,427,182	$9,497,684	$7,758,976	$90,853,728

Net income (loss)	$5,735,532	$1,537,297	$4,732,684	$620,338	$(3,315,649)	$9,310,202

Total assets	$131,773,709	$55,812,249	$299,867,901	$33,714,325	$84,384,397	$605,552,581

	For the three months ended June 30, 2014
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$39,950,675	$2,511,888	$32,784,632	$7,123,915	$14,661,394	$97,032,504

Net income (loss)	$7,937,761	$1,210,425	$8,901,795	$1,058,369	$3,978,688	$23,087,038

Total assets	$116,064,028	$49,025,362	$201,091,298	$45,873,510	$34,530,562	$446,584,760

	For the six months ended June 30, 2015
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$81,313,647	$4,193,013	$81,803,771	$17,787,670	$21,232,077	$206,330,178

Net income (loss)	$23,099,982	$949,281	$10,391,789	$974,518	$(2,350,527)	$33,065,043

Total assets	$131,773,709	$55,812,249	$299,867,901	$33,714,325	$84,384,397	$605,552,581

	For the six months ended June 30, 2014
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$83,714,940	$3,271,940	$61,759,715	$14,668,506	$24,545,192	$187,960,293

Net income (loss)	$18,248,399	$1,185,157	$18,919,825	$1,324,563	$4,197,013	$43,874,957

Total assets	$116,064,028	$49,025,362	$201,091,298	$45,873,510	$34,530,562	$446,584,760

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”).
(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).
(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).
(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).
(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$19,143,447	$-	$-	$-	$-	$19,143,447

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	4,193,013	-	-	-	4,193,013

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,908,734	-	-	4,908,734

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	19,786,896	-	-	19,786,896

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	16,731,552	-	-	16,731,552

Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,497,684	-	9,497,684

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	7,758,976	7,758,976

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	8,343,423	-	-	-	-	8,343,423

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	490,003	-	-	-	-	490,003

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-

	$27,976.873	$4,193,013	$41,427,182	$9,497,684	$7,758,976	$90,853,728

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

	For the three months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)		Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$26,904,918	$-	$-	$-		$-	$26,904,918

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,511,888	-	-		-	$2.511,888

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,134,313	-		-	5,134,313

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	25,851,492	-		-	25,851,492

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	-	-	1,798,827	-		-	1,798,827

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,123,915		-	7,123,915

Sino Agro Food, Inc. (“SIAF”)	-	-	-		-	13,031,707	13,031,707

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	12,716,611	-	-	-		-	12,716,611

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-		1,629,687	1,629,687

Commission and management fee
Capital Award, Inc. (“CA”)	329,146	-	-	-		-	329,146

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-		-	-

	$39,950,675	$2,511,888	$32,784,632	$7,123,915		$14,661,394	$97,032,504

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the six months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$46,362,288	$-	$-	$-	$-	$46,362,288

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	4,193,013	-	-	-	$4,193,013

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	9,091,174	-	-	9,091,174

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	43,825,169	-	-	43,825,169

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	-	-	28,887,428	-	-	28,887,428

Macau Eiji Company Limited (“MEIJI”)	-	-	-	17,787,670	-	17,787,670

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	17,446,103	17,446,103

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	33,927,288	-	-	-	-	33,927,288

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,785,974	3,785,974

Commission and management fee
Capital Award, Inc. (“CA”)	490,003	-	-	-	-	490,003

Macau Eiji Company Limited (“MEIJI”)	534,068	-	-	-	-	534,068

	$81,313,647	$4.193,013	$81,803,771	$17,787,670	$21,232,077	$206,330,178

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the six months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$58,013,703	$-	$-	$-	$-	$58,013,703

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,271,940	-	-	-	$3,271,940

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	9,956,493	-	-	9,956,493

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	50,004,395	-	-	50,004,395

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	-	-	1,798,827	-	-	1,798,827

Macau Eiji Company Limited (“MEIJI”)	-	-	-	14,668,506	-	14,668,506

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	22,915,505	22,915,505

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	24,959,813	-	-	-	-	24,959,813

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,629,687	1,629,687

Commission and management fee
Capital Award, Inc. (“CA”)	741,424	-	-	-	-	741,424

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-

	$83,714,940	$3,271,940	$61,759,715	$14,668,506	$24,545,192	$187,960,293

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$14,657,975	$-	$-	$-	$-	$14,657,975

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,144,755	-	-	-	1,144,755

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,841,874	-	-	2,841,874

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	15,284,738	-	-	15,284,738
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	12,244,884	-	-	12,244,884

Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,137,304	-	9,137,304

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	6,898,868	6,898,868
	$14,657,975	$1,144,755	$30,371,496	$9,137,304	$6,896,868	$62,208,398

COST OF SERVICES

	For the three months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$6.708,419	$-	$-	$-	$-	$6,708,419

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$6,708,419	$-	$-	$-	$-	$6,708,419

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the three months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$17,380,116	$-	$-	$-	$-	$17,380,116

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	473,892	-	-	-	473,892

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,945,036	-	-	2,945,036

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	17,752,361	-	-	17,752,361

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	1,160,279	-	-	1,160,279

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,754,437	-	6,754,437

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	11,583,739	11,583,739
	$17,380,116	$473,892	$21,857,676	$6,754,437	$11,583,739	$58,049,860

COST OF SERVICES

	For the three months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total

Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$5,131,217	$-	$-	$-	$-	$5,131,217

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,554,244	1,554,244
	$5,131,217	$-	$-	$-	$1,554,244	$6,685,461

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the six months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$34,759,972	$-	$-	$-	$-	$34,759,972

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,144,755	-	-	-	1,144,755

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,232,471	-	-	5,232,471

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	31,848,569	-	-	31,848,569

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	20,416,253	-	-	20,416,253
Macau Eiji Company Limited (“MEIJI”)	-	-	-	17,125,423	-	17,125,423
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	14.970,943	14.970,943
	$34,759,972	$1,144,755	$57,497,293	$17,125,423	$14,970,943	$125,498,386

COST OF SERVICES

	For the six months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$21,911,617	$-	$-	$-	$-	$21,911,617

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,404,813	1,404,813
	$21,911,617	$-	$-	$-	$1,404,813	$23,316,430

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the six months ended June 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$38,925,682	$-	$-	$-	$-	$38,928,682
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	719,070	-	-	-	719,070
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,673,014	-	-	5,673,014
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	33,281,567	-	-	33,281,567
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	1,160,279	-	-	1,160,279
Macau Eiji Company Limited (“MEIJI”)	-	-	-	13,975,273	-	13,975,273
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	20,179,504	20,179,504
	$38,925,682	$719,070	$40,114,860	$13,975,273	$20,179,504	$113,914,389

COST OF SERVICES

	For the six months ended June 30,2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total

Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$11,634,629	$-	$-	$-	$-	$11,634,629

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,554,244	1,554,244
	$11,634,629	$-	$-	$-	$1,554,244	$13,188,873

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

4.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $0, $198,373, $0 and $241,393 has been credited to consolidated statements of income as other income for the three months and the six months ended June 30, 2015 and 2014, respectively.

	Three months	Three months
	ended	ended
	June 30, 2015	June 30, 2014

Total amounts of debts to be settled	$-	$3,754,248
Less: Aggregate market fair value of (6.30.2014: 831,577) shares of common stock in exchange of the above debts for debts extinguishment	-	(3,555,875)

Gain on extinguishment of debts	$-	$198,373

	Six months	Six months
	ended	ended
	June 30, 2015	June 30, 2014

Total amounts of debts to be settled	$-	$9,816,393
Less: Aggregate market fair value of (6.30.2014: 2,034,607) shares of common stock in exchange of the above debts for debts extinguishment	-	(9,575,000)

Gain on extinguishment of debts	$-	$241,393

5.	INCOME TAXES

United States of America

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no U.S. corporate tax has been provided for in the consolidated financial statements of the Company.

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

The Company appointed US tax professionals to assist in filing income tax returns for the years ended December 31, 2014 and 2013 in compliance with US Treasury Internal Revenue Code and we filed our Tax returns with the Internal Revenue Service (“ IRS”) of USA Government.

As of June 30, 2015, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, SJAP and QZH since they are exempt from EIT for the six months ended June 30, 2015 and 2014 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the six months ended June 30, 2015 and 2014.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the six months ended June 30, 2015 and 2014.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the six months ended June 30, 2015 and 2014.

No deferred tax assets and liabilities are of June 30, 2015 and December 31, 2014 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

SIAF	$-	$-	$-	$-
SAFS	-	-	-	-
TRW	-	-	-	-
MEIJI and APWAM	-	-	-	-
JHST, JFD.JHMC, QZH and HSA	-	-	-	-
	$-	$-	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the six months ended June 30, 2015 and 2014. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

6.	CASH AND CASH EQUIVALENTS

	June 30, 2015	December 31, 2014

Cash and bank balances	$9,153,234	$3,031,447

7.	INVENTORIES

As of June 30, 2015, inventories are as follows:

	June 30,	December 31,
	2015	2014

Sleepy cods, prawns, eels and marble goby	$4,764,667	$3,051,606
Beef and mutton	2,046,438	2,908,886
Bread grass	640,487	2,336,308
Beef cattle	7,178,443	8,362,763
Organic fertilizer	11,373,123	7,292,389
Forage for cattle and consumable	7,628,249	6,547,333
Raw materials for bread grass and organic fertilizer	15,846,549	14,223,407
Immature seeds	696,761	1,245,301
	$50,174,717	$45,967,993

8.	DEPOSITS AND PREPAYMENTS

	June 30,	December 31,
	2015	2014

Deposits for
- purchases of equipment	$4,670,256	$4,668,784
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	18,454,399	14,221,199
- aquaculture contracts	12,260,163	20,467,603
- building materials	877,598	877,598
- consulting service providers and others	14,121,536	5,188,473
- construction in progress	20,467,357	20,467,357
Prepayments - debts discounts and others	8,840,155	3,827,401
Shares issued for employee compensation and overseas professional and bond interest	1,769,487	2,860,066
	$84,834,061	$75,951,591

9.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2015 and December 31, 2014. Bad debts written off for the three months and the six months ended June 30, 2015 and 2014 are $0.

Aging analysis of accounts receivable is as follows:

	June 30,	December 31,
	2015	2014

0 - 30 days	$36,497,137	$21,663,061
31 - 90 days	28,110,036	38,324,554
91 - 120 days	7,921,519	21,138,383
over 120 days and less than 1 year	33,923,751	23,377,073
over 1 year	-	-
	$106,452,443	$104,503,071

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

10.	OTHER RECEIVABLES

	June 30,	December 31,
	2015	2014

Advanced to employees	$854,661	$476,630
Advanced to suppliers	7,701,953	9,910,682
Advanced to customers	28,616,937	13,917,948
Advanced to developers	28,000,000	28,000,000
Advanced to convertible bond holder	2,862,550	-
	$68,036,101	$52,305,260

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered friendly loan agreements with suppliers, customers and developers to assist them to procure project loans.

11.	PLANT AND EQUIPMENT

	June 30,	December 31,
	2015	2014

Plant and machinery	$5,573,254	$5,507,571
Structure and leasehold improvements	53,561,282	51,650,906
Mature seeds and herbage cultivation	14,383,221	10,794,289
Furniture and equipment	636,360	629,055
Motor vehicles	765,858	765,858
	74,919,975	69,347,679

Less: Accumulated depreciation	(6,601,577)	(4,994,704)
Net carrying amount	68,318,398	64,352,975

Depreciation expense was $804,535, $596,470, $1,606,873 and $1,131,273 for the three months and the six months ended June 30, 2015 and 2014, respectively.

12.	CONSTRUCTION IN PROGRESS

	June 30,	December 31,
	2015	2014

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$30,788,851	$20,205,123
- Oven room, road for production of dried flowers	49,068	539,304
- Organic fertilizer and bread grass production plant and office building	14,781,092	12,325,685
- Rangeland for beef cattle and office building	53,021,968	35,074,556
- Fish pond	2,215,669	975,609
	$100,856,648	$69,120,277

13.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the P.R.C. Instead, the Company has leased seven lots of land. The cost of the first lot of land use rights acquired in 2007 in Guangdong Province, the P.R.C. was $6,408,289 and consists of 180.23 acres with the lease expiring in 2067. The cost of the second lot of land use rights acquired in 2008 in Guangdong Province, the P.R.C. was $764,128, which consists of 31.84 acres with the lease expiring in 2068. The cost of the third lot of land use rights acquired in 2011 was $12,040,571, which consists of 79.48 acres in Guangdong Province, the P.R.C. with the lease expires in 2037. The cost of the fourth lot of land use rights acquired in 2011 was $35,405,750 which consisted of 287.21 acres in the Hunan Province, the P.R.C. and the leases expire in 2051, 2054 and 2071. The cost of the fifth lot of land use rights acquired in 2012 was $528,240 which consisted of 21.09 acres in Qinghai Province, the P.R.C. and the lease expires in 2051. The cost of the sixth lot of land use rights acquired in 2013 was $489,904 which consisted of 6.27 acres in Guangdong Province, the P.R.C. and the lease expires in 2023. The cost of the seventh lot of land use rights acquired in 2014 was $4,453,665 which consisted of 33.28 acres in Guangdong Province, the P.R.C. and the lease expires in 2044.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

13.	LAND USE RIGHTS (CONTINUED)

	June 30,	December 31,
	2015	2014

Cost	$69,480,438	$69,428,143
Less: Accumulated amortization	(6,903,492)	(6,105,941)
Net carrying amount	$62,576,946	$63,322,202

	Expiry date	Description	Amount

Balance @1.1.2014			$65,192,615
Additions
2014	2044	Zhongshan City, Guangdong Province, P.R.C.	4,453,665
Exchange difference			(218,137)
Balance @12.31.2014			69,428,143
Exchange difference			52,295
Balance @6.30.2015			$69,480,438

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $461,711 and $362,524, $797,551 and $760,034 for the three months and the six months ended June 30, 2015 and 2014, respectively.

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

	June 30,	December 31,
	2015	2014

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

15.	PROPRIETARY TECHNOLOGIES

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

	June 30,	December 31,
	2015	2014

Cost	$13,893,954	$13,886,098
Less: Accumulated amortization	(2,703,249)	(2,405,800)
Net carrying amount	$11,190,705	$11,480,298

Amortization of proprietary technologies was $119,168, $150,269, $297,449 and $296,825 for the three months and the six months ended June 30, 2015 and 2014, respectively. No impairments of proprietary technologies have been identified for the six months ended June 30, 2015 and 2014.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

16.	LONG TERM INVESTMENTS

	June 30,	December 31,
	2015	2014

Investment in Huangyuan County Rural Credit Union	$817,795	$817,127
Less: Accumulated impairment losses	-	-
	$817,795	$817,127

17.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects		June 30,	December 31,
investee	Engaged		2015	2014
A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center	*	1,032,914	1,032,914
B	Fish Farm 2 Gao Qiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of June 30, 2015, the percentages of equity stakes of SFJVCs A (trade and seafood centers), B ( fish farm 2 GaoQiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are minimal, 31%, 23%, 56%, 29% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

18.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“ SJAP ”), which was incorporated in the P.R.C. As of June 30, 2015, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

18.	VARIABLE INTEREST ENTITY (CONTINUED)

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2015, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2015, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

19.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	June 30,	December 31,
	2015	2014

Costs and estimated earnings in excess of billings on uncompleted contracts	$6,487,032	$-
Estimated earnings	10,995,534	-
Less: Billings	(16,175,681)	-
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,306,885	$-

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	June 30,	December 31,
	2015	2014

Billings	$119,002,684	$102,199,674
Less: Costs	(63,478,386)	(46,648,989)
Estimated earnings	(50,891,403)	(47,490,105)
Billing in excess of costs and estimated earnings on uncompleted contract	$4,632,895	$8,080,580

(iii)	Overall

	June 30,	December 31,
	2015	2014

Billings	$135,178,365	$102,199,674
Less: Costs	(69,965,418)	(46,648,989)
Estimated earnings	(61,886,937)	(47,490,105)
Billing in excess of costs and estimated earnings on uncompleted contract	$3,326,010	$8,080,580

20.	SERIES F SHARES MANDATORY REDEMPTION PAYABLE

On August 13, 2014, the Company filed a Certificate of the Designations, Powers, Preferences and Rights of the Series F Non-Convertible Preferred Stock (the “Certificate”) to its Articles of Incorporation, with the Secretary of State of the State of Nevada, setting forth the terms of its Preferred Stock. On June 10, 2014, the Company amended and restated the Certificate to (i) postpone the payment date of the dividend there under to May 30, 2015, (ii) to delete a reference to the redemption or declaration of any cash dividend or distribution on any Junior Securities, and (iii) make certain minor corrections to the Certificate. No share of Series F Non-Convertible Preferred Stock was ever issued. The Company believes it to be in the best interests of its shareholders to delay the cash payment until such time as its financial position would enable it to make the payment without harming its ability to develop its business in accordance with management’s plans. As of May 30, 2015, payment on the F series shares has been made, and respective shares cancelled, accordingly.

21.	OTHER PAYABLES

	June 30,	December 31,
	2015	2014

Due to third parties	$9,053,893	$8,176,469
Due to debts loan	4,797,332
Promissory notes issued to third parties	3,100,000	1,100,000
Due to local government	2,421,492	2,419,513
	$19,372,717	$11,695,982

Less: The current portion classified as non-current liabilities
Due to debts loan	(4,797,332)	-
Amount classified as current liabilities	$14,575,385	$11,695,982

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

The Company issued 753,304 shares of common stock ranging from $6.96 to $8.91 as collateral to secure debts loan of $4,797,332 from third party. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

22.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term debts			June 30,		December 31,
Name of lender	Interest rate	Term	2015		2014
Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	$325,358	^*	$325,092	^*
Huangyuan County Branch, Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.18%	October 21, 2014 - October 20, 2015	4,088,976	^*	4,085,635
Huangyuan County Branch,			-
Xining City, Qinghai Province, the P.R.C.
			$4,414,334		$4,410,727

Long term debts			June 30,		December 31,
Name of lender	Interest rate	Term	2015		2014

GanGuo Village Committee	12.22%	June 2012 - June 2017	$179,915		$179,768
Bo Huang Town
Huangyuan County,
Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	2,453,386	^*#	2,451,381	^*#
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
Less: The current portion reclassified as short term debts			(325,358)		(325,092)
			$2,307,943		$2,306,057

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $493,474 (2014: $499,856).
#	repayable $325,358, $650,184, $650,184 and $827,660 in 2015, 2016, 2017 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

23.	BONDS PAYABLE

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

Terms of the bonds are as follows:

Issue size:	$16,800,000
Number of units offered:	840 units
Number of units issued:	69 units
Principal value per unit:	$25,000 per unit
Net payable value /bond:	$20,000 per unit
Discounted value/bond:	$5,000 paid to bond holder
Maturity date:	2 years (September 30, 2015)
Participating interest:	5% per annum
Effective yield:	11.80% per annum

	June 30,	December 31,
	2015	2014

Bonds payable	$1,725,000	$1,725,000

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $200,000 for the year ended December 31, 2014. As of December 31, 2014, the deferred compensation balance was $100,000 and the deferred compensation balance of $100,000 was to be amortized over 6 months beginning on January 1, 2015.

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $50,000, $50,000, $100,000 and $100,000 for the three months and the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the deferred compensation balance was $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

24.	CONVERTIBLE NOTE PAYABLES

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

	June 30,	December 31,
	2015	2014

10.50% convertible note of maturity date February 20, 2020	$34,870,297	$15,803,928

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt premium of $3,891, $0, $276,013 and $0 was amortized for the three months and the six months ended June 30, 2015 and 2014, respectively.

As of December 31, 2014, there was $15,509,933 principal outstanding and accrued interest in the amount of $293,995 that was owed under the terms of the convertible note. As of June 30, 2015, there was $33,333,333 principal outstanding and accrued interest in the amount of $1,536,964 that was owed under the terms of the convertible note.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

The Company calculated professional service compensation of $1,500,000 in respect of convertible note issue, and recognized $375,000, $0, $750,000 and $0 for the three months ended and for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the deferred compensation balance of $750,000 was to be amortized over 6 months beginning on July 1, 2015.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

25.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of June 30, 2015 and December 31, 2014 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

25.	SHAREHOLDERS’ EQUITY (CONTINUED)

The Series B convertible preferred stock:

On March 22, 2010, the Company designated 7,000,000 shares of Series B convertible preferred stock at a par value per share of $0.001. The Series B convertible preferred stock is redeemable, the stockholders are not entitled to receive any dividend and voting rights but rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were surrendered for cancellation and the Company issued 7,000,000 shares of Series B convertible preferred stock at $9.90 per share. Pursuant to share exchange agreement made as of December 22, 2012, between the Company and a stockholder, Capital Adventure Inc., a holder of 3,000,000 shares of common shares, with the consent of Board of Directors, to exchange for 3,000,000 shares of Series B convertible preferred stock on a one-for-one basis. As of December 23, 2012, 3,000,000 shares of Series B convertible preferred stock were issued to Capital Adventure Inc., for the exchange of its holding of 3,000,000 shares of common stocks. As of December 31, 2012, 3,000,000 shares of common stocks were still not returned to the Company. On March 27, 2013, 3,000,000 Series B convertible preferred stock were cancelled. On December 17, 2014, the Company approved an amendment to certificate designation in respect of Series B preferred stock. Pursuant to the above new amendment, each holder of Series B preferred stock shall have the rights, at any time or from time to time, to convert each 9.9 shares of Series B preferred to one fully paid and non assessable share of common stock of par value $0.001 per share. On June 15, 2015, Series B preferred stockholder exercised at the above conversion ratio to convert 7,000,000 shares of Series B preferred stock to 707,070 shares of common stock.

There were 0 and 7,000,000 shares of Series B convertible preferred stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non-Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. However, the Company was unable to issue the Series F Non-convertible Preferred Stock as originally contemplated. Consequently, The Company’s transfer agent was instructed to note in its record date rather than actual issue the Preferred F shares. On June 14, 2014, the Company announced the delay in payment of the coupon until May 30, 2015. The company reserved the excess over the nominal amount of the Series F Non-convertible Preferred Stock of $3,124,737 as Series F Non-convertible Preferred Stock redemption payable. As of May 30, 2015, payment on the F series shares has been made, and respective shares cancelled, accordingly.

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of June 30, 2015 and December 31, 2014 are 0 shares and grand total issued and outstanding preferred stock as of June 30, 2015 and December 31, 2014 are 100 and 7,000,100 shares, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

25.	SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock:

On November 10, 2014, the Company approved an amendment to the Corporation’s Articles of Incorporation to effectuate a reverse stock split (the “Reverse Split”) of the Corporation’s common stock, par value $0.001 per share (the “Common Stock”) affecting both the authorized and issued and outstanding number of such shares by a ratio of 9.9 for 1. The Reverse Split became effective in the State of Nevada on December 16, 2014. Subsequent to the balance sheet date, the Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 17,171,716 to 22,727,272.

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

During the three months ended June 30, 2015, the Company issued (i) 47,787 shares of common stock valued to employees and directors at fair value of $15.20 per share for $726,315 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $4.26 per share; (ii) 7,000,000 shares of Series B preferred stock were converted into 707,070 shares under terms of issue; and (iii) 75,002 shares at $14.20 per share to decimal stockholder to round up its shares holding. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $0 and $198,373 has been credited to consolidated statements of income as other income for the three months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, the Company executed several agreements with third parties to raise debts loan by issuance of the Company’s common stock. The Company issued (i) 753,304 shares of common stock ranging from $6.96 to $8.91 as collateral to secure debts loan of $4,797,332 from third party, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; (ii) 153,392 shares at $11.13 per share and 75,002 shares at $14.20 per share to decimal stockholder to round up its shares holding; (iii) 47,787 shares of common stock valued to employees and directors at fair value of $15.20 per share for $726,315 for employee compensation; and 7,000,000 shares of Series B preferred stock were converted into 707,070 shares under terms of issue. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $0 and $241,393 has been credited to consolidated statements of income as other income for the six months ended June 30, 2015 and 2014, respectively.

The Company has 18,899,271 and 17,162,716 shares of common stock issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Lease expense was $40,771, $40,591, $81,182 and $78,118 for the three months and the six months ended June 30, 2015 and 2014, respectively.

The future minimum lease payments as of June 30, 2015, are as follows:

Year ending December 31, 2015	$81,182
Thereafter	86,561
$167,743

27.	STOCK BASED COMPENSATION

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

27.	STOCK BASED COMPENSATION (CONTINUED)

On December 15, 2014, the Company issued professionals a total of 80,739 shares of common stock valued at agreed price of $9.90 per share for services rendered to the Company. The agreed prices of the common stock issued were determined by both parties and greater than the trading price of the Company’s common stock on the date of issuance of $9.90 per share.

On May 6, 2015, the Company issued directors and employees a total of 47,787 shares of common stock valued at fair value of $15.20 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $15.20 per share.

The Company calculated stock based compensation of $4,246,495, $133,744 as of June 30, 2015 and December 31, 2014, respectively.

The Company recognized $880,033, $33,436, $1,760,066 and $66,872 for the three months and the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the deferred compensation balance for staff was $1,880,033 and the deferred compensation balances of (i) $500,000; (ii) $1,125,000, (iii) $726,362 were to be amortized over 3, 6 and 12 months respectively beginning on July 1, 2015.

28.	CONTINGENCIES

As of June 30, 2015 and December 31, 2014, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

29.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the six months ended June 30, 2015 and 2014, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $246,184 and $1,172,059 as of June 30, 2015 and December 31, 2014, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

30.	EARNINGS PER SHARE

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

	Three months ended June 30, 2015	Three months ended June 30, 2014
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$9,310,202	$23,087,038
Basic earnings per share	$0.51	$1.47

Basic weighted average shares outstanding	18,140,209	15,695,971

	Three months ended June 30, 2015	Three months ended June 30, 2014
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$9,310,202	$23,087,038
Add back interest on convertible notes	-	-
Net income used in computing diluted earnings per share	$9,310,202	$23,087,038

Diluted earnings per share	$0.51	$1.41

Basic weighted average shares outstanding	18,140,209	15,695,971
Add: weight average of common stock converted from Series B Convertible preferred shares outstanding	-	707,070
Diluted weighted average shares outstanding	18,140,209	16,403,041

	Six months ended June 30, 2015	Six months ended June 30, 2014
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$33,065,043	$43,874,957
Basic earnings per share	$1.87	$2.91

Basic weighted average shares outstanding	17,714,995	15,056,498

	Six months ended June 30, 2015	Six months ended June 30, 2014
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$33,065,043	$43,874,957
Add back interest on convertible notes	-	-
Net income used in computing diluted earnings per share	$33,065,043	$43,874,957

Diluted earnings per share	$1.87	$2.78

Basic weighted average shares outstanding	17,714,995	15,056,498
Add: weight average of common stock converted from Series B Convertible preferred shares outstanding	-	707,070
Diluted weighted average shares outstanding	17,714,995	15,763,568

For the three months ended June 30, 2015 and 2014, full dilution effect of convertible note of $16,286,754 (6.30.2014: $0), was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted to exercise shares before October 1, 2015 under terms of convertible note agreement.

For the six months ended June 30, 2015 and 2014, full dilution effect of convertible note of $34,870,297 (6.30.2014: $0), was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted to exercise shares before October 1, 2015 under terms of convertible note agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2015 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements include, but are not limited to, statements contained in this Form 10-Q relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

4)    Cattle Farm Division;

5)    Organic Fertilizer Division; and

6)    Corporate & Others Division

A summary of each business division is described below:

Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

(Note: CA does not retain an equity interest in either EBAPCD or ZSAPP, with both entities being independently managed and operated, nor does CA retain any controlling interest in their respective board governance except that CA has been contracted by these entities to manage farm operations and to market respective products produced from farms developed by CA and using CA’s APRAS Technology (i.e., APRAS farms). Also, each entity has granted CA an option to acquire an equity position up to 75% in the respective SFJVCs that will be formed (if and when CA decides to have a long term business relationship with said owners) and in this respect said SFJVC will acquire said APRAS farms, related and associated assets and business operation etc. Presently, and as such, CA does not consolidate either EPAPCD or ZSAPP company financials, but rather treats its accounting relationship with each under “Goods and Services Sold and Delivered”).

Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets at markup. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

Cattle Farm Division refers to the operations of Cattle farm (1) under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (“JHMC”), where Cattle are sold live to third party livestock wholesalers who are selling them mainly in Guangzhou and Beijing livestock wholesale markets. JHMC’s financial statements are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

Organic Fertilizer Division refers to (i) the operation of Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”) in manufacturing and sales of organic fertilizer, bulk livestock feed and, concentrated livestock feed, the sales of live cattle inclusive (a): Cattle that are not being slaughtered in the slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) sold to third party live-stock wholesalers and (b): Cattle that are sold to QZH and being slaughtered and deboned and packed by QZH along with the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and SJAP owned retail butcher stores, and (ii) the operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer. Also QZH is a wholly owned subsidiary of SJAP, and as such financial statements of these three companies (SJAP, QZH and HSA) are being consolidated into A Power Agro Agriculture Development (Macau) Limited (“APWAM”) as one entity.

Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for three months ended June 30, 2015 compared to the three months ended June 30, 2014.

In $	Three months ended	Three months ended
	June 30. 2015	June 30. 2014	Difference	Note
Revenue	90,853,728	97,032,504	(6,178,776)	1
Consulting, services, commission and management fee	8,833,426	14,675,444	(5,842,018)
Sale of goods	82,020,302	82,357,060	(336,758)
Cost of goods sold and services	68,916,817	64,735,321	4,181,496	2
Consulting, services, commission and management fee	6,708,419	6,685,461	22,958
Sale of goods	62,208,398	58,049,860	4,158,538
Gross Profit	21,936,911	32,297,183	(10,360,272)	3
Consulting, services, commission and management fee	2,125,007	7,989,983	(5,864,976)
Sale of goods	19,811,904	24,307,200	(4,495,296)
Other income (expenses)	(1,177,990)	213,692	(1,391,682)
General and administrative expenses	(5,392,206)	(3,281,860)	(2,110,346)	4
Net income	15,366,715	29,229,015	(13,862,300)

EBITDA	18,078,601	30,506,193	(12,427,592)
Depreciation and amortization (D&A)	(1,385,414)	(1,166,792)	(218,622)	5
EBIT	16,693,187	29,339,401	(12,646,214)
Net Interest	(1,326,472)	(110,386)	(1,216,086)
Tax	-	-	-
Net Income	15,366,715	29,229,015	(13,862,300)
Non - controlling interest	(6,056,513)	(6,141,977)	85,464	7
Net income to SIAF Inc. and subsidiaries	9,310,202	23,087,038	(13,776,836)
Weighted average number of shares outstanding
- Basic	18,140,209	15,695,971	2,444,238
- Diluted	18,140,209	16,403,041	1,737,168
Earnings Per Share (EPS)				8
- Basic	0.51	1.47	(0.96)
- Diluted	0.51	1.41	(0.90)

Part A discusses and analyzes certain items with accompanying notes assisting shareholders in obtaining a better understanding of the Company’s financial condition:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

Company’s revenues were generated from (A) Sale of Goods and (B) Consulting and Services provided from or within project and business developments through engineering, construction, supervision, training, management and/or technology services.

Table (A.2) below shows segmental break-down figures of sales of goods, related cost of sales and GPs for the three months ended June 30, 2015 (Q2 2015) and the three months ended June 30, 2014 (Q2 2014).

In US$		Sales of goods		Cost of Goods sold		Gross profit
		2015Q2	2014Q2	2015Q2	2014Q2	2015Q2	2014Q2

SJAP	Sales of live cattle	15,271,116	18,874,020	12,738,272	14,017,814	2,532,844	4,856,206
	Sales of feedstock
	Bulk Livestock feed	1,425,186	1,419,500	667,795	726,430	757,391	693,070
	Concentrate livestock feed	2,509,650	3,539,632	1,502,015	1,976,521	1,007,635	1,563,111
	Sales of fertilizer	580,944	2,018,340	376,656	1,031,596	204,288	986,744
	SJAP Total	19,786,896	25,851,492	15,284,738	17,752,361	4,502,158	8,099,131
	* QZH's (Slaughter & Deboning operation)	309,777		127,066		182,711
	QZH's (Deboning operation)
	on cattle & Lamb locally supplied	3,161,031	739,629	2,602,976	769,013	558,055	-29,384
	on imported beef and mutton	13,260,745		9,514,843	-	3,745,902	-
	QZH's Sales of live cattle		1,059,198		391,266		667,932
	QZH Total	16,731,553	1,798,827	12,244,885	1,160,279	4,486,668	638,548
HSA	Sales of Organic fertilizer	881,367	1,027,187	677,914	799,917	203,454	227,270
	Sales of Organic Mixed Fertilizer	4,027,366	4,107,126	2,163,959	2,145,119	1,863,406	1,962,007
	HSA Total	4,908,733	5,134,313	2,841,873	2,945,036	2,066,860	2,189,277
	SJAP's & HSA/Organic fertilizer total	41,427,182	32,784,632	30,371,496	21,857,676	11,055,686	10,926,956
JHST	Sales of Fresh HU Flowers	452,206		106,658		345,548	-
	Sales of Dried HU Flowers	2,217,401	2,185,504	522,949	624,732	1,694,452	1,560,772
	Sales of Dried Immortal vegetables	1,523,406	326,384	515,148	93,039	1,008,258	233,345
	Sales of Other Value added products	-		-		-	-
	JHST/Plantation Total	4,193,013	2,511,888	1,144,755	717,771	3,048,258	1,794,117
CA	Sales of
	Fish (Sleepy cods)	2,531,210	4,099,410	2,000,962	3,183,840	530,248	915,570
	Eels	6,050,679	17,574,960	3,962,228	10,874,310	2,088,451	6,700,650
	Prawns	9,556,473	5,230,548	7,909,260	3,078,087	1,647,213	2,152,461
	Mixed seafood	1,005,085		785,525	-	219,560	-
	CA/ Fishery total	19,143,447	26,904,918	14,657,975	17,136,237	4,485,472	9,768,681
MEIJI
	Sale of Live cattle (Aromatic)	9,497,684	7,123,915	9,137,304	6,754,437	360,380	369,478
	MEIJI / Cattle farm Total	9,497,684	7,123,915	9,137,304	6,754,437	360,380	369,478
SIAF
	Sales of goods through trading/import/export activities
	on seafood	3,418,903	13,031,707	3,039,025	11,583,739	379,878	1,447,968
	on imported beef and mutton	4,340,073	-	3,857,843	-	482,230	-
	SIAF/ Others & Corporate total	7,758,976	13,031,707	6,896,868	11,583,739	862,108	1,447,968

Group Total		82,020,302	82,357,060	62,208,398	58,049,860	19,811,904	24,307,200

Table (A.3) below shows the percentage for gross profit the three months ended June 30, 2015 and June 30, 2014.

Gross Profit in % of sale of goods			2015Q2	2014Q2	Difference
Fishery
	CA
		Fish (Sleepy cods)	21%	22%	-1%
		Eels	35%	38%	-3%
		Prawns	17%	41%	-24%
		Mixed seafood	22%	-	22%
		CA and Fishery Gross Profit	23%	36%	-13%
Planation
	JHST
		Fresh HU Flowers	76%	-	76%
		Dried HU Flowers	76%	71%	5%
		Dried Immortal vegetables	66%	71%	-5%
		Other Value added products	-
		JHST and Plantation Gross Profit	73%	71%	2%
Beef
	SJAP
		Live cattle	17%	26%	-9%

	QZH
		QZH's (Deboning operation)
		on locally supplied cattle & lamb	18%	-4%	22%
		on imported beef and mutton	28%	-	28%
		QZH's Sales of live cattle	0%	63%	63%
		Beef Gross Profit	21%	31%	-10%
Organic fertilizer
	SJAP
		Feedstock
		Bulk livestock feed	53%	49%	4%
		Concentrated livestock feed	40%	44%	-4%
		Fertilizer	35%	49%	-14%

	HSA
		Fertilizer	23%	22%	1%
		Organic mixed fertilizer	46%	48%	-2%

		Organic fertilizer Gross Profit	26%	33%	-7%
Cattle farm
	MEIJI
		Sale of live cattle (Aromatic)	4%	5%	-1%
		MEIJI and Cattle farm Gross Profit	4%	5%	-1%
Corporate
	SIAF
		Sales of goods through trading/import/export activities
		on seafood	11%	11%	0%
		on imported beef and mutton	11%	11%	0%
		Corporate and SIAF Gross Profit	11%	11%	0%

Group Total Gross Profit on sale of goods (excluding CSC &C)			24%	30%	-6%

Notes to Table A.1’s:

Note (1, 1.2, 2, 2.2, 3, and 3.2);

Revenues (sale of goods)

Company revenue generated from sale of goods decreased by $336,758 (or 0.4%) from $82,357,060 for Q2 2014 to $82,020,302 for Q2 2015. The decrease primarily was due to the decrease of live cattle prices on beef cattle (i.e. Angus, Simmental etc.) falling from the average of RMB31/Kg (live weight) in Q1 2015 to Q2’s RMB26/Kg, reducing the overall sale revenue of live cattle of SJAP from US$18,874,020 (Q12014) to US$15,271,116 (Q2 2015) by US$3,602,904 in the quarter (additional details are cited throughout this Form 10-Q).

Fishery: Total Sales Revenue from CA/F fishery decreased by $7,761,471 (or 29%) from $26,904,918 for Q2 2014 to $19,143,447 for Q2 2015. The decrease in fishery revenue primarily was due to a lower quantity of eel fingerlings for grow-out due to less supply being available from Madagascar and the Southern China areas. Since eel fingerlings cannot be generated through aquaculture, and due to their biennial production cycle wherein every other season results in either a low or high volume of production, the Company anticipates a high-supply year in 2016 as long as the natural cycle is not disrupted by outside factors.

Revenue from sales of eels fell from US$17,574, 960 (Q1 2014) to $6,050,679 (Q2 2015) a decrease of $11,524,281.

Revenue from sales of prawn increased by $4,325,925 from $5,230,548 (Q2 2014) to $9,556,473 (Q2 2015). The increase in prawn production reflected the duality/flexibility of the APRAS technology, helping to capture some of the decrease from eel production, although not the entire shortfall due to the average sales price difference between eels (RMB135/kg) compared to prawn (RMB80/kg).

Plantation: Revenue from our plantation increased by $1,681,125 (or 67%) from $2,511,888 for Q2 2014 to $4,193,013 for Q2 2015. The increase was primarily due to the results of the past year’s dedication, persistent efforts and improvements made to the farm to limit the risk of extreme seasonal effects and overcoming problems of plant diseases resulting in a good harvest of HU flowers during the heavy rainy Q2 this year, which had not been experienced during last year’s wet season.

Organic fertilizer: Revenue from organic fertilizer increased by $8,642,550 (or 26%) from $32,784,632 for Q2 2014 to $41,427,182 for Q2 2015. The increase primarily was due to SJAP’s sales of packaged meats processed and de-boned from the imported quarter cut beef from Australia with sale revenue of $13,260,745 generated in Q2 2015 compared to $0 in Q2 2014.

Cattle farm: Revenue from cattle farm increased by $2,373,769 (or 33%) from $7,123,915 for Q2 2014 to $9,497,684 for Q2 2015; evidence of stabilization within CF(1)’s business activity.

Corporate: Revenue from the corporate decreased by $5,272,731 (or 40%) from $13,031,707 for Q2 2014 to $7,758,976 for Q2 2015. The decrease was primarily due to the decrease in seafood sales imported from Madagascar falling from Q2 2014’s $13,031,707 to Q2 2015’s $3,418,903 decreasing by $9,612,804. The main reasons for the decrease were due to: (1) Madagascar has implemented policies to limit its export quota of live seafood and to manage its wild capture of sea food more efficiently, thus reducing supply, and (2) There are an increasing number of Chinese buyers competing for live sea food supplies. In this respect, the Company has executed plans to source more seafood from other countries that will help to improve the situation starting from Q3 2015.

Cost of Goods gold

Cost of goods sold increased by $4,181,496 (or 7%) from $58,049,860 for Q2 2014 to $62,208,398 for Q2 2015. The increase was primarily due to increase of cost of goods sold from SJAP’s increase of imported quarter cut beef of $9,514,843 in Q2 2015 as compared with $0 in Q2 2014

Fishery: Cost of goods sold from fishery decreased by $2,478,262 (or 14%) from $17,136,237 for Q2 2014 to $14,657,975 for Q2 2015. The decrease in cost of goods from fishery was primarily due to the decrease in sales of eels explained earlier.

Plantation: Cost of goods sold from plantation increased by $426,984 (or 59%) from $717,771 for Q2 2014 to $1,144,755 for Q2 2015. The increase was primarily due to the increase of sales in HU flowers both in fresh or dried flowers.

Organic fertilizer: Cost of goods sold from organic fertilizer increased by $8,513,820(or 39%) from $21,857,676 for Q2 2014 to $30,371,496 for Q2 2015. The corresponding increase was primarily due to the increase of cost of goods sold from SJAP’s increase of imported Quarter Cut beef of $9,514,843 in Q2 2015 as compared with $0 in Q2 2014 as explained earlier.

Cattle farm: Cost of goods sold from cattle farm increased by $2,382,867 (or 35%) from $6,754,437 for Q2 2014 to $9,137,304 for Q2 2015. The increase was primarily due to more trading of cattle activity than the fattening activity of the farm.

Corporate: Cost of goods sold from corporate decreased by $4,686,871 (or 40%) from $11,583,739 for Q2 2014 to $6,896,868 for Q2 2015. The decrease was primarily due to the decrease in seafood sales imported from Madagascar as explained earlier.

Note (3): Gross Profit (sale of goods)

Gross profit generated from goods sold decreased by $4,678,008 (or 19%) from $24,307,200 for the three months ended June 30, 2014 to $19,629,192 for the three months ended June 30, 2015. The decrease was primarily due to decrease of gross profit from fishery by $5,283,209. Gross profit from fishery of (Q2 2015: $4,485,472) attributed to 23% of total gross profit of $19,629,192. Gross profit from fishery of (Q2 2014: $9,768,681) attributed to 40% of total gross profit of $24,307,200.

Fishery: Gross profit from fishery decreased by $5,283,209 (or 54%) from $9,768,681 for the three months ended June 30, 2014 to $4,485,472 for the three months ended June 30, 2015. Gross profit derived from sales of sleepy cods, eels and prawns were $530,248, $2,088,451 and $1,647,213 respectively in Q2 2015 compares to $915,570, $6,700,650 and $2,152,461 respectively in Q2 2014.

Plantation: Gross profit from our plantation increase by $1,254,140 (or 70%) from $1,794,117 for the three months ended June 30, 2014 to $3,048,257 for the three months ended June 30 2015.

Organic fertilizer: Gross profit from organic fertilizer increased by $53,982 (or 0.5%) from $10,926,956 for the three months ended June 30, 2014 to $10,872,974 for the three months ended June 30, 2015.

Cattle farm: Gross profit from cattle decrease by $9,098 (or 2%) from $369,478 for the three months ended June 30, 2014 to $360,380 for the three months ended June 30, 2015.

Corporate: Gross profit from the corporate decreased by $585,860 (or 40%) from $1,447,968 for the three months ended June 30, 2014 to $862,108 for the three months ended June 30, 2015.

Table A.4. : itemized sales of goods and related cost of sales in quantity and unit price for the three months ended June 30, 2015 (Q2 2015 ) and the three months ended June 30, 2014 (Q2 2014).

	Description of items
	Cattle Operation		2015Q2	2014Q2	Difference
	Production and Sales of live cattle	Heads	5,038	5,157	-119	A.4.1
	Average Unit sales price	US$/head	3,031	4,009	-978
	Unit cost prices	US$/head	2,528	2,943	-415
	Production and sales of feedstock				-
	Bulk Livestock feed	MT	8,095	8,500	-405	A.4.2
	Average Unit sales price	US$/MT	176	167	9
	Unit cost prices	US$/MT	82	85	-3
	Concentrated livestock feed	MT	5,728	4,288	1,440	A.4.3
	Average Unit sales price	US$/MT	438	406	32
	Unit cost prices	US$/MT	262	190	72
	Production and sales of fertilizer	MT	3,192	11,213	-8,021	A.4.4
	Average Unit sales price	US$/MT	182	180	2
	Unit cost prices	US$/MT	118	92	26
QZH	(Slaughter & De-boning operation)
	Slaughter operation
	Slaughter of cattle	Heads	692			A.4.5
	Service fee	US$/Head	82
	Sales of associated products	Pieces	692
	Average Unit sales price	US$/Piece	366
	Unit cost prices	US$/Piece	184
	De-boning & Packaging activities					A. 4.6.
	From Cattle supplied locally
	De-boned Meats	MT	307	88	219
	Average Unit sales price	US$/MT	10,297	11,987	-1,690
	Unit cost prices	US$/MT	8,479	4,428	4,051
	From imported beef	MT	1,515
	Average Unit sales price	US$/MT	8,753
	Unit cost prices	US$/MT	6,280
	From imported lamb	MT
	Average of sales price	US$/MT
	Average of cost prices	US$/MT
	Re-Sales of live cattle	Heads		192
	Average Unit sales price	US$/head		3,853
	Unit cost prices	US$/head		4,009
HSA	Fertilizer and Cattle operation					A. 4.7.
	Organic Fertilizer	MT	3,266	4,029	-763
	Average Unit sales price	US$/MT	270	255	15
	Unit cost prices	US$/MT	208	199	9
	Organic Mixed Fertilizer	MT	8,366	9,165	-799	A. 4.8.
	Average Unit sales price	US$/MT	481	448	33
	Unit cost prices	US$/MT	259	234	25
	Retailing packed fertilizer (For super market sales)	MT			-	A. 4.8.a
	Average Unit sales price	US$/MT			-
	Unit cost prices	US$/MT			-
JHST	Plantation of HU Flowers and Immortal vegetables
	Fresh HU Flowers	Pieces	2,500,000		2,500,000	A.4.9
	Average Unit sales price	US$/Pieces	0.18		0.18
	Unit cost prices	US$/Pieces	0.04		-
	Dried HU Flowers	MT	152	158	-6	A.4.10
	Average Unit sales price	US$/MT	14,588	13,836	752
	Unit cost prices	US$/MT	3,440	3,954	-514
	Dried Immortal vegetables	MT	17	4.46	13	A.4.11
	Average Unit sales price	US$/MT	89,612	73,171	16,441
	Unit cost prices	US$/MT	30,303	20,858	9,445
	Other Value added products	Pieces				A.4.12
	Average Unit sales price	US$/Pieces

	Description of items
			2015Q2	2014Q2	Difference
CA	Production and sale (Inclusive contracted farms) of live
	Fish (Sleepy cods)	MT	176	270	-94	A.4.13
	Average Unit sales price	US$/MT	14,398	15,183	-785
	Unit cost prices	US$/MT	11,382	11,792	-410
	Eels	MT	291	786	-495	A.4.14
	Average Unit sales price	US$/MT	20,793	22,360	-1,567
	Unit cost prices	US$/MT	13,616	13,835	-219
	Prawns	MT	735	355	380	A.4.15
	Average Unit sales price	US$/MT	13,002	14,734	-1,732
	Unit cost prices	US$/MT	10,761	8,671	2,090
	Mixed seafood	MT	339
	Average Unit sales price	US$/MT	2,965
	Unit cost prices	US$/MT	2,317
MEIJI	Production and sale of Live cattle (Aromatic)	Heads	3,243	2,324	919	A.4.16
	Average Unit sales price	US$/head	2,929	3,065	-136
	Unit cost prices	US$/head	2,818	2,906	-88
SIAF	Seafood trading from imports
	Mixed seafood	MT	186	81	105	A.4.17
	Average of sales price	US$/MT	18,381	160,885	-142,504
	Average of cost prices	US$/MT	16,339	143,009	-126,670
	Beef & Lambs trading from imports	MT	304	-
	Average of sales price	US$/MT	14,277
	Average of cost prices	US$/MT	12,690

Notes to Table A.4.

A.4.1:  here were 5,038 heads of live cattle at an average weight of 717Kg/headsoldinQ22015at an average of RMB26 / Kg of (live weight) to5, 157 head at an average weight of 700/head at an average of RMB34.5 / Kg sold in Q22014 reflecting falling cattle prices from the high of 2014 at an average of RMB34 / Kg to Q1 2014’s RMB31 / Kg to its current RMB26 / Kg.

Cattle prices in China have been falling in 2015 due to heavy volumes of imports of beef meats encouraged by the new treaty agreed by China with exporting countries allowing for more imports at lower duty and higher import quota. This also has affected our locally produced meat prices having dropped from Q1 2015’s RMB68 / Kg and RMB71 / Kg to its recent price of RMB61 / Kg and RMB 64 for meats deboned from A grade and S grade cattle, respectively. At the same time, our 120 additional days Grain Fed high graded 2 year old Angus meats are selling at average over RMB85 / kg in Shanghai. In addition, while the imported cattle and fresh meat prices are dropping in China, prices on the same cuts are rising sharply in Australia, illustrating the complexity in determining and gauging overall cattle and meat prices when it comes to forecasting sales and volumes accurately. However, there is a clear indication that demand for higher quality cuts and a nascent consumer market are becoming evident, primarily enabled through an increasing middle class in China

A.4.2: The decrease in sales of the Bulk livestock feed by 405 MT between Q2 2014’s 8,500 MT and Q2 2015’s 8,095 MT mainly was due to seasonal sales variations.

A.4.3: The increase in sales of the concentrated livestock feed by 1,440 MT between Q2 2014’s 4,288 MT and Q2 2015’s 5,728 MT was primarily due to the increase of sales to external growers. This quarter we saw a growth in sales prices of $ 32/MT, and a cost savings on production of $72 /MT compared to Q2 2014.

A.4.4: There were minor differences in SJAP’s fertilizer sales and production between Q2 2015 and Q2 2014since sales prices increased by US$ 182/MT while cost of production also went up by $118 /MT.

A.4.5/6: Qinghai Zhong He Meat Products Co., Limited (“QZH”) is the fully owned subsidiary of SJAP formed earlier in the year to operate the Slaughter House and Deboning operational division of SJAP .During the quarter, it has deboned and packed and sold 1,822 MT of meats representing 307 MT and 1505 MT from locally slaughtered and imported quarters, respectively compared to the 88 head it processed in Q2 2014, a marked improvement representing 20 MT of meat being processed per

A.4.7/8: HSA decreased its total sales of fertilizer by 763 MT to 3,266 MT in Q2 2015 compared to the 4,029 MT in Q2 2014.That is a drop of 19 % mainly due to a variation in seasonal demand.

A.4.9, 10, 11, 12: This year harvests of HU Flowers at the Company farm is expected to exceed all previous years, yet due to a persistent wet season, similar harvests from regional growers are not expected to perform as well, therefore impacting targeted sales of dry flowers when compared to 2013 sales, the last year before plant disease adversely impacted output. Yet, the Company still anticipates a better performance this year when compared to 2014 when the Company farm had been stricken with the disease and had not met targeted performance.

A.4.13, 14, 15: This quarter, we saw the drop in sales of eels but an increase in prawn sales with an overall drop in gross profit mainly due to sale price differences of the two species explained earlier. The lower gross profit margin in prawn sales for the quarter reflects results from improved prawn grading for sales of prawns at four (4) distinct stages throughout the grow-out period (14 weeks) aimed at reducing mortality risk while quickening the rate of sale turnover. Respectively, stage one (1) prawns (5 to 6 weeks), which approximate the size of river grown prawns (at 100/120 piece count), are marketed and readily accepted due to their excellent flavor and meat quality. Coincidentally, the same sized prawn are a common favorite in Sweden, and provides an opportunity for the Company to one day seek an opening in this market once sufficient production is underway to meet both domestic and outside demand.

A.4.16: MEIJI’s sales revenue is derived from a combination of trading cattle raised by subcontracted growers along with the consolidated revenue from CF1, subject to the availability of subcontracted stock, which inversely affects the average gross profit margin (i.e. more stock supply available to be sold results in lower GP% realized).

A.4.17: It was reflected earlier about the limits imposed on imports derived from Madagascar, and the Company’s related plan of action to overcome the shortfall, but in addition to this offset, the sale of imported beef is rapidly increasing having sold 304MT during Q2 compared to 0MT for the same period in 2014, and therefore plans have been made to achieve beef sales above 10,000MT over the next 6-month period projected to generate sales revenue of over US$145 million. Another milestone reached by the Company that had not been contemplated, and not until recently seen a sales force formed and dedicated to advancing its sales throughout the remainder of 2015, onward.

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) revenue, cost of services and gross profit generated from consulting, services, commission and management fees for the three months ended June 30, 2015(Q2 2015) and the three months ended June 30,2014 (Q2 2014).

	2015Q2	2014Q2	Difference	Description of work	Notes
Sales Revenues (Consulting and Services)

CA	8,833,426	13,045,757	-4,212,331	Primarily on the Zhongshan new prawn project
SIAF	-	1,629,687	-1,629,687	Restaurant (4,5 & 6) and renovation of Restaurant (1 & 2)
Group Total Revenues	8,833,426	14,675,444	-5,842,018
Cost of sales
CA	6,708,419	5,131,217	1,577,202
SIAF	-	1,554,244	-1,554,244
Group Total Cost of sales	6,708,419	6,685,461	22,958
Gross Profit
CA	2,125,007	7,914,540	-5,789,533
SIAF	-	75,443	-75,443
Group Total Gross Profit	2,125,007	7,989,983	-5,864,976

Revenues: (consulting, service, commission and management fee)

Revenues decreased by $5,842,018 (or 40%) from $14,675,444 for Q2 2014 to $8,833,426 for Q2 2015. The decrease was primarily due to the rainy Q2 season delaying much for the construction work in progress of the Zhongshan New Prawn Project (“ZSNPP”) carried out by CA, and a lack of development work carried out by SIAF during the same quarter:

CA (Fishery): Revenue from fishery decreased by $4,212,331 (or 32%) from $13,045,757 for Q2 2014 to $8,833,426 for Q2 2015.

SIAF (Corporate): Revenue from corporate decreased by $1,629,687 from $1,629,687 for Q2 2014 to $0 for Q2 2015.

Cost of services (consulting, service, commission and management fee)

Cost of services for consulting, service, commission and management fees increased by $22,958 (or 0.34%) from $6,685,461 for Q2 2014 to $6,708,419 for Q2 2015.

CA (Fishery): Cost of services from fishery increased by $1,577,202 (or 31%) from $5,131,217 for Q2 2014 to $ 6,708,419 for Q2 2015, primarily due to the development costs of many modules and the parts and components needed for the manufacturing and supply of plants and equipment for the ZSNPP.

SIAF (Corporate): Cost of services from corporate decreased by $1,554,244 from $1,554,244 for Q2 2014 to $0 for Q2 2015. The reason for the decrease is because there was no work carried out for the development of restaurant related work during the quarter.

Gross profit (consulting, service, commission and management fee)

Gross profit of consulting, service, commission and management fee decreased by $5,864,976 (or 73%) from $7,989,983 for Q2 2014 to $2,125,007 for Q2 2015.

CA (Fishery): Gross profit from fishery decreased by $5,789,533 (or 73%) from $7,914,540 for Q2 2014 to $2,125,007 for Q2 2015.

SIAF (Corporate): Gross profit from corporate decreased by $75,443 from $75,443 for Q2 2014 to $0 for Q2 2015.

Tables (A.6) ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF respectively up to end of Q2 2015:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as of 30.06.2015	Notes
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational
Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	2 phases and road work and Phase 3 extension of grow-out farm & Phase 4 demonstrated hydroponic farm	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million, Phase 3 US$5.2 million & Phase 4 US$1.6 million	Phase 1 & 2 completed and Phase 3 in progress
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) completed and Phase (4) not started.	Phase 4 work in progress
Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started	Phase 3 work in progress
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational
Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	February 2012	March. 2014	$10.6 million	completed	Starting to stock
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Work in progress	Restaurant 5 & 6 work in progress

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	Completed	Extension work in progress

New Zhongshan Prawn Project	Zhongshan City	Phase (1)S(1)= 10,000 MT S(2)= 30,000 MT Phase (2) S(1)=100,000 MT Phase (3) 200,000 MT	3600 MU land & BU area 3.57 million square meter	Phase (1) Stage (1)	Nov. 2013	10 years for 100,000 MT capacity & 20 years for whole integrated project	10 years for US$2.6 million	minimal	Phase (1) Stage (1) work in progress

Note (4) to Table A 1 Other Income

Table (Note 4.1): Gain/Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for Q2 2015

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration value	Income from issuance of shares	Note
As of April 1, 2015	18,069,412
5/6/2015	47,787	15.20	48	726,315	726,363	-	Directors & workers entitlements
5/29/2015	75,002	14.20	75	1,064,953	1,065,028	-	Part of adjustments to the reversed split conversion
6/15/2015	707,070	12.63	707	62,923	7,000		Conversion of B series shares
As of June 30, 2015	18,899,271		830	1,797,561	1,798,391	-

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. For the three months ended June 30, 2015, the Company has not issued any shares for debt settlement during the quarter.

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

The other income for the three months ended June 30, 2015 amounted to $(1,177,990) and derived from the combination of (i) Gain on extinguishment of debt $0 (Note 4), (ii) Government Grant $58,661 and (iii) other income $89,821 less interest expenses of $1,326,472. Whereas the other income for the three months ended June 30, 2014 amounted to $213,692, and derived from the combination of (i) Gain on extinguishment of debt $198,373 (Note 4), (ii) Government Grants $124,440 and (iii) other income $1,265 less interest expenses of $110,386.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $0 and $198,373 has been credited (charged) to operations for the three months ended June 30, 2015 and 2014, respectively.

Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $3,326,432 or 98% from $3,392,246 for Q2 2014 to $6,718,678 for Q2 2015. The increase was primarily due to increase in Office and corporate expenses of $2,843,444 from $2,196,051 for Q2 2014 to $ for Q2 2015, and the increase in others and miscellaneous of $871,944 from $121,327 for Q2 2014 to $993,271 for Q2 2015.

Category	2015 Q2	2014 Q2	Difference
		$	$
Office and corporate expenses	2,843,444	2,196,051	647,393
Wages and salaries	537,257	381,255	156,002
Traveling and related lodging	15,196	15,752	-556
Motor vehicles expenses and local transportation	54,162	56,556	(2,394)
Entertainments and meals	66,264	44,391	21,873
Others and miscellaneous	993,271	121,327	871,944
Depreciation and amortization	882,612	466,529	416,083
Sub-total	5,392,206	3,281,860	2,110,346
Interest expenses	1,326,472	110,386	1,216,086

Total	6,718,678	3,392,246	3,326,432

Depreciation and amortization increased by $416,083 or 89 % to $882,612 for Q2 2015 from $466,529 for Q2 2014. The increase was primarily due to the increase of depreciation by $36,100 to $580,879 for Q2 2015 from depreciation of $544,779 for Q2 2014 whereas the increase of amortization by $182,342 to $804,535 for Q2 2015 from amortization of $622,193 for Q2 2014.

In this respect, total depreciation and amortization amounted to $1,385,414 for Q2 2015, out of which amount, $882,612 was reported under general and administration expenses and $502,802 was reported under cost of goods sold; whereas total depreciation and amortization was at $1,166,972 for Q2 2014 and out of which amount $466,529 was reported under General and Administration expenses and $700,443 was reported under cost of goods sold.

Note (7) to Table A 1 Non-controlling interests

Table (F) : the derivation of non-controlling interest

Names of intermediate holding co. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.		Tri-way Industries Ltd.(HK)	Total
Abbreviated names	CA	(MEIJI)			(APWAM)		(TRW)

% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%		75%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Qinghai Sanjiang A Power Agriculture Co. Ltd. (China)	Qinghai Zhong He Meat Products Co. Ltd (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)	(JFD)
				Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Net income of the P.R.C. subsidiaries for the period ended 30. June 2015 in $		$2,049,729	$452,738	$1,195,734	$4,109,104	$4,441,654	$1,764,014

Equity % of non-controlling interest		25%	25%	24.0%	55%	55%	25%

Non-controlling interest's shares of Net incomes in $		$512,432	$113,185	$286,976	$2,260,007	$2,442,910	$441,003	$6,056,513

The Net Income attributed to non-controlling interest is $6,056,513 shared by (JHST, JHMC, HSA, SJAP and JFD collectively) for Q2 2015 as shown in Table (F) above.

Note (8) to Table A 1 Earnings per shares (EPS)

Earnings per share decreased by $0.96 (basic) and $0.90 (diluted) per share from EPS of $1.47 (basic) and $1.41 (diluted) for Q2 2014 to EPS of $0.51 (basic) and $0.51 (diluted) for Q2 2015. The reason for the decrease is primarily due to the following:

* A decrease of net income to the group by $7,720,323.

* Increases of $4,158,538 and $2,110,346 in Cost of sales and General & administration expenses, respectively, and

* The increase of 1,737,168 shares in fully diluted share count primarily due to the shares issued as collateral to secure the two loans taken out in Q1 2015 that will be retired upon their return to the Company after loan repayment and/or are forfeited in default of loan repayment at maturity, and in the interim are calculated as fully issued and outstanding shares of the Company.

Part B. MD & A on Unaudited Consolidated Balance Sheet as of June 30, 2015 (Quarter 2) December 31, 2014 (fiscal year 2014)

Consolidated Balance sheets	June 30, 2015	December 31, 2014	Changes +-	Note
		$	$
ASSETS
Current assets
Cash and cash equivalents	9,153,234	3,031,447	6,121,787	B
Inventories	50,174,717	45,967,993	4,206,724	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,306,885	-	1,306,885
Deposits and prepaid expenses	84,834,061	75,951,591	8,882,470	10
Accounts receivable	106,452,443	104,503,071	1,949,372	11
Other receivables	68,036,101	52,305,260	15,730,841	11.a
Total current assets	319,957,441	281,759,362	38,198,079
Plant and equipment			-
Plant and equipment, net of accumulated depreciation	68,318,398	64,352,975	3,965,423	12
Construction in progress	100,856,648	69,120,277	31,736,371	13
Land use rights, net of accumulated amortization	62,576,946	63,322,202	-745,256	14
Total plant and equipment	231,751,992	196,795,454	34,956,538
Other assets			-
Goodwill	724,940	724,940	-
Long term investment	817,795	817,127	668
Proprietary technologies, net of accumulated amortization	11,190,705	11,480,298	-289,593	15
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	41,109,708	41,109,708	-
Total other assets	53,843,148	54,132,073	-288,925
Total assets	605,552,581	532,686,889	72,865,692
Current liabilities			-	16
Accounts payable and accrued expenses	19,631,992	22,138,835	-2,506,843
Billings in excess of costs and estimated earnings on uncompleted contracts	4,632,895	8,060,580	-3,427,685
Due to a director	246,184	1,172,059	-925,875
Series F shares mandatory redemption payable	-	3,146,063	-3,146,063
Other payables	14,575,385	11,695,982	7,676,735
Borrowings - Short term bank loan	4,414,334	4,410,727	-321,751
Bonds payable	1,725,000	1,725,000	-
Total current liabilities	45,225,790	52,349,246	-2,651,482
Non-current liabilities			-
Other payables	4,797,332	-
Long term debts	2,307,943	2,306,057	327,244
Convertible note payables	34,870,297	15,803,928	19,066,369	16 B
Total non-current liabilities	41,975,572	18,109,985	19,393,613
Stockholders’ equity
Preferred stock
Series A preferred stock
Series B convertible preferred stock	-	7,000	-7,000
Series F Non-convertible preferred stock			-	17
Common stock	18,899	17,162	1,737
Additional paid-in capital	130,757,937	121,158,996	9,598,941
Retained earnings	306,326,151	273,261,108	33,065,043
Accumulated other comprehensive income	7,380,528	6,452,816	927,712
Treasury stock	-1,250,000	-1,250,000	-
Total SIAF Inc. and subsidiaries' equity	443,233,515	399,647,082	43,586,433
Non-controlling interest	75,117,704	62,580,576	12,537,128
Total stockholders' equity	518,351,219	462,227,658	56,123,561
Total liabilities and stockholders' equity	605,552,581	532,686,889	72,865,692

This Part B discusses and analyzes certain items with accompanying notes to assist stakeholders in obtaining a better understanding of the Company’s financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalent of $6,121,787 ascribed to cash and cash equivalent of $9,153,234 and $3, 0.31,447 as of June 30, 2015 and December 31, 2014 respectively. This is a typical pattern in cash fluctuation due to seasonally driven cash demands experienced the end of each fiscal year.

Note (9) Break down on inventories

	June 30, 2015	December 31,2014	Difference
		$	$
Sleepy cods, prawns, eels and marble goby	4,764,667	3,051,606	1,713,061
Bread grass	640,487	2,336,308	(1,695,821)
Beef cattle	7,178,443	8,362,763	(1,184,320)
Organic fertilizer	11,373,123	7,292,389	4,080,734
Forage for cattle and consumable	7,628,249	6,547,333	1,080,916
Raw materials for bread grass and organic fertilizer	15,846,549	14,223,407	1,623,142
Beef and mutton	2,046,438	2,908,886	(862,448)
Immature seeds	696,761	1,245,301	(548,540)
	50,174,717	45,967,993	4,206,724

Note (10) Breakdown of Deposits and Prepayments

	June 30, 2015	Dec 31,2014	Difference	Note
		$	$
Deposits for
- purchases of equipment	4,670,256	4,668,784	1,472
- acquisition of land use rights	3,373,110	3,373,110	0	10.1
- inventories purchases	18,454,399	14,221,199	4,233,200
- aquaculture contracts	12,260,163	20,467,603	(8,207,440)
- building materials	877,598	877,598	0
- consulting service providers and others	14,121,536	5,188,473	8,933,063
- construction in progress	20,467,357	20,467,357	0
Prepayments - debts discounts and others	8,840,155	3,827,401	5,012,754
Shares issued for employee compensation and overseas professional and bond interest	1,769,487	2,860,066	(1,090,579)	10.2

	84,834,061	75,951,591	8,882,470

Note (10.1)

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of June 30, 2015, we have $3,373,110 for deposits paid for the acquisition of a Land Use Right derived from the following transactions:

•          $3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority estimated to be granted on or before September 30, 2015, as the new local law on agriculture land delayed the processing of our application.

•	$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies”:

Under			Estimated	Estimated		Deposit & prepayments
account of Subsidiary	Segment of	Project name	total Asset value	time of Acquisition	Current status of Project	made as of June 30, 2015	Land Bank or Built Up area
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000

		Seafood Center				1,032,914
CA	Fishery	Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100
		Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300
						41,109,708

Note (11) Breakdown of Accounts receivable:

	June 30,2015
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	15,916,787	8,472,915	-	-	7,443,872
SIAF	3,674,130		2,272,622	-	1,401,508
MEIJI	4,359,031	-	-	-	4,359,031
Sales of Live Fish, eels and prawns (from Farms) (CA)	11,036,097	4,078,112	6,957,985	-	-

Sales of imported seafood (SIAF)	3,622,102	3,622,102	-	-	-

Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	5,087,454	342,549	-	-	4,744,905

Sales of HU Flowers (Fresh & Dried) (JHST)	12,342,416	4,197,128	-	-	8,145,288

Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	27,761,207	6,588,883	13,040,643	5,395,463	2,736,217

Sales Fertilizer from (HSA)	10,852,793	1,658,429	3,255,122	1,426,540	4,512,702

Sales of Beef (QZH)	11,800,427	7,537,019	2,583,665	1,099,516	580,228

Total	106,452,443	36,497,137	28,110,036	7,921,519	33,923,751

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable ageing is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days and therefore no diminution in value is required, as the credit quality of the receivables is not in doubt.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices and aging is within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold $19 million in live fish, eels and prawns (Live seafood) to the wholesalers for the three months ended June 30, 2015 and as of June 30, 2014, accounts receivable of $0 was over 120 days. These debtors represent credit quality receivables as they are well established wholesalers, profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

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

Information on Concentration of credit risk of account receivables:

We have 4 major long term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 55.87% or more of our consolidated revenues for Q2 2015 as shown in the table below:

	three months ended June 30, 2015
	% of total Revenue	$	Customer's Total Revenue
Customer A	15.20%		13,809,655
Customer B	14.65%		13,311,601
Customer C	14.57%		13,238,491
Customer D	11.45%		10,401,812

	55.87%		50,761,559

Customer A is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). CA was the consulting engineer responsible for the construction of WSC 1 and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers, and to whom we bill our sales of seafood (including live and frozen seafood). APNW distributes the seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits by September 30, 2014. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales effected through WSC 1 contribute 15.20% of our total consolidated revenue (equivalent to $13,809,655 out of our total revenue of $90,853,728 derived collectively from the following segments of activities:

Customer A with				three months ended June 30, 2015
Name of company	Segments	Operation Division	Abbreviation name	% of total consolidated	Amount in
				Revenue	$

CA	Fishery	Sales of fish (from Fish Farm 1)	Wholesale Center (1)	4.26%	3,871,130
		Sales of fish / eels from Contract Growers		2.40%	2,179,549

SIAF	Corporate	Trading sales of seafood, beef & mutton		8.54%	7,758,976

				15.20%	13,809,655

Customer B is one of the big and reputable super market chains in China that we sell live seafood, frozen seafood and packaged meats from (Xining), SJAP, the Shanghai Distribution center and GZ Distribution center collectively amounting $13,311,601 out of total sales revenue of $90,853,728.

Customer C is Cattle Wholesaler who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies to us with young cattle. During Q2 2015, transactions through said cattle wholesaler generated 14.57% of our total consolidated revenue (equivalent to $13,238,491 out of our total revenue of $90,853,728.

Customer D is one of our main agents (wholesaler) operating in the Guangzhou seafood wholesale market who sells and distribute most of our live sea food and generated 11.45% of our consolidated revenue (amounting to $10,401,812 out of our total revenue of $90,853,728.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q2 2015:

	June 30, 2015		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	10.27%		10,935,061
Customer B	9.94%		10,580,087
Customer C	8.92%		9,499,274
Customer D	7.96%		8,472,915
	37.09%		39,487,337

Note (12) Plant and equipment, net of accumulation depreciation

June 30, 2015
$

Plant and machinery	5,573,254
Structure and leasehold improvements	53,561,282
Mature seeds and herbage cultivation	14,383,221
Furniture and equipment	636,360
Motor vehicles	765,858
74,919,975

Less: Accumulated depreciation	(6,601,577)
Net carrying amount	68,318,398

Note (13) Construction in progress

June 30, 2015
$

Construction in progress
- Oven room, road for production of dried flowers	49,068
- Office, warehouse and organic fertilizer plant in HSA	30,788,851
- Organic fertilizer and bread grass production plant and office building	14,781,092
- Rangeland for beef cattle and office building	53,021,968
- Fish pond	2,215,669
TOTAL	100,856,648

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2015.06.30 Balance $
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	218,715
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	34,221,732
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	339,063
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	924,046
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	893,208
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,952,452
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,775,361
Guangdong lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	835,029
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	718,764
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,727,324
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,295,287
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	4,002,182
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	478,904
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	375,593
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Cong Hua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	4,342,324
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,797,339
Exchange							2,249,787		1,679,624

			654				69,480,438	131,789	62,576,946

Note (15) Other receivables

	June 30, 2015	Note
	$

Advanced to employees	854,661	15.A
Advanced to suppliers	7,701,953	15.B
Advanced to customers	28,616,937
Advanced to developers	28,000,000
Advanced to convertible bond holder	2,862,550
	68,036,101

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

The sub-contractors and suppliers of the Zhongshan Projects are reputable entities that, in the management’s opinion, possess the wherewithal to provide the Zhongshan Project both timely and quality service, which provides for uninterrupted progress in its development.

Note (16) Current Liabilities:

	June 30, 2015	Note
Current liabilities
Accounts payable and accruals	19,631,992	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	4,632,895
Due to a director	246,184
Other payables	14,575,385	16 C
Short term bank loan	4,414,334
Bonds payable	1,725,000
	45,225,790

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms, which means that most purchases are paid for in cash or short credit terms (7 to 10 days), that in turn allows us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $19,631,992, about 21.61% of total sales of $91 million, for the reasons stated below:

Our main Account Payables during Q2 2015 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of goods sold averaging 68%, and 88% for CA and SIAF, respectively derived from its respective C&S during the fiscal year 2014.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned us excellent credibility with all of our suppliers and sub-contractors.

3.	Fish sales started gradually in late 2011, and the cost of sales was averaged at 77% for Q2 2015, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.

4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish and the cost of sales was averaged at 84% for Q2 2015; it is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 96% for Q2 2015. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.

5.	In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 47% for Q2 2015. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (16 B): Series F shares redemption payable

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non-Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. During Q1 2013, the transfer agent of the Company recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. However, the Company did not issue physical shares and only issued coupons to notify respective shareholders on that date. These 924,180 Series F shares, were based on numbers of shares of Common Stock as of September 28, 2012 of 91,931,287 shares, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with decimal number of shares being rounded up to one. Once payment of $3.40 per share is made the F shares will be voided and will be cancelled in full. As of May 30, 2015, payment on the F series shares has been made, and respective shares cancelled, accordingly.

Note (16 C): Analysis of Other Payables:

As of June 30, 2015, other payables totaling $19,372,717 composed of the following:

During the six months ended June 30, 2015, the Company issued Promissory notes amounting to $2,500,000 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two (2) years at interest free term. Promissory notes could be repaid either by cash or in shares of the Company or a combination thereof. If shares settled debt amounts, the respective share conversion rates will be determined by both parties at the time of settlement. During Q2 2015 we redeemed $0 of Promissory Notes for advances granted by third parties in fiscal year 2012 as well as in early months of 2013 by the issuance of shares leaving a balance of $3,100,000 of Promissory Notes still due and outstanding as of June 30, 2015.

A grant of $2,421,492 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of June 30, 2015, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

During the six months ended June 30, 2015, other advances provided by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that do not have any promissory note or agreement but verbal understandings. These debts amount to $13,851,225 and outstanding as of June 30, 2015.

During the six months ended June 30, 2015, the Company issued 753,304 shares of common stock ranging from $6.96 to $8.91 as collateral to secure debts loan of $4,797,332 from third party.

Part C. Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 (presented in summarized Charts below);

Revenue:

Revenues increased by $18,369,885 or 10% to $206,330,178 for the six months ended June 30, 2015 from $187,960,293 for the six months ended June 30, 2014. The increase was primarily due to the increase of revenue generated from our plantation, beef and cattle farm operations and the maturity of on-going divisional businesses improving their revenues.

The following chart illustrates the changes by category from the six months ended June 30, 2015 to June 30, 2014.

Revenue
	2015	2014
Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	81,313,647	83,714,940	(2,401,293)

Plantation	4,193,013	3,271,940	921,073

Beef	61,473,980	37,057,341	24,416,639

Organic fertilizer	20,329,791	24,702,374	(4,372,583)

Cattle farm	17,787,670	14,668,506	3,119,164

Corporate and others	21,232,077	24,545,192	(3,313,115)

Total	206,330,178	187,960,293	18,369,885

Cost of Goods Sold and Services:

Cost of goods sold and services increased by $43,445,302 or 34% to $148,814,816 for the six months ended June 30, 2015 from $127,103,262 for the six months ended June 30, 2014. The increase was primarily due to increased fishery, plantation, beef, cattle farm and corporate and others operations for the six months ended June 30, 2015 as compared for the six months ended June 30, 2014.

The following chart illustrates the changes by category from the six months ended June 30, 2015 to June 30, 2014.

Cost of goods sold
	2015	2014
Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	56,671,589	50,316,432	6,355,157

Plantation	1,144,755	962,949	181,806

Beef	46,034,126	26,510,399	19,523,727

Organic fertilizer	11,463,167	13,604,461	(2,141,294)

Cattle farm	17,125,423	13,975,273	3,150,150

Corporate and others	16,375,756	21,733,748	16,375,756

Total	148,814,816	127,103,262	43,445,302

Gross Profit

Gross profit decreased by $3,341,669 or 5% to $57,515,362 for the six months ended June 30, 2015 from $60,857,031 for the six months ended June 30, 2014. The increase primarily was due to the corresponding increase in operation revenues.

The following chart illustrates the changes by category from the six months ended June 30, 2015 to June 30, 2014. The gross profit by category is as follows:

Gross profit
	2015	2014
Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	24,642,058	33,398,508	-8,756,450

Plantation	3,048,258	2,308,991	739,267

Beef	15,439,854	10,546,942	4,892,912

Organic fertilizer	8,866,624	11,097,913	-2,231,289

Cattle farm	662,247	693,233	-30,986

Corporate and others	4,856,321	2,811,444	2,044,877

Total	57,515,362	60,857,031	-3,341,669

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) increased by $5,898,444 or 96% to $12,068,191 for the six months ended June 30, 2015 from $6,619,747 for the six months ended June 30, 2014. The increase was primarily due to (i) increase in wages and salaries payments paid for incentives compensation to our staffs by the issuance of shares amounting to $510,066 for the six months ended June 30, 2015 as compared to$516,248 for the six months ended June 30, 2014 and (ii) increase in Office and corporate expenses paid for overseas professional services of $2,026,586 for the six months ended June 30, 2015 from $464,306 for the six months ended June 30, 2014.

Category	2015 Q1-Q2	2014 Q1-Q2	Difference
	$	$	$
Office and corporate expenses	4,856,373	2,954,272	1,902,101
Wages and salaries	1,205,945	973,530	232,415
Traveling and related lodging	98,089	91,344	6,745
Motor vehicles expenses and local transportation	95,062	92,351	2,711
Entertainments and meals	116,577	74,680	41,897
Others and miscellaneous	1,723,101	349,582	1,373,519
Depreciation and amortization	1,862,966	1,414,496	448,470
Sub-total	9,958,113	5,950,254	4,007,859
Interest expenses	2,110,078	219,493	1,890,585
Total	12,068,191	6,169,747	5,898,444

Depreciation and Amortization

Depreciation and amortization increased by $448,470 or 32% to $1,862,966 for the six months ended June 30, 2015 from $1,414,496 for the six months ended June 30, 2014. The increase was primarily due to the increase of depreciation by $475,600 to $1,606,873 for the six months ended June 30, 2015 from depreciation of $1,131,273 for the six months ended June 30, 2014, and the increase of amortization by $38,141 to $1,095,000 for six months ended June 30, 2015 from amortization of $1,056,859 for the six months ended June 30, 2014.

In this respect, total depreciation and amortization amounted to $2,701,873 for the six months ended June 30, 2015, out of which amount $1,862,966 was booked under General and administration expenses and $830,907 was booked under cost of goods sold; whereas total depreciation and amortization was at $2,188,132 for the six months ended June 30, 2014 and out of which amount, $1,414,496 was booked under General and Administration expenses and $773,636 was booked under cost of goods sold.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP since they are exempt from EIT for the six months ended June 30, 2015 and 2014 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the six months ended June 30, 2015 and 2014.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the six months ended June 30, 2015 and 2014.

No Swedish Corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the six months ended June 30, 2015.

No deferred tax assets and liabilities are of June 30, 2015 and December 31, 2014 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,414,334				4,414,334
Bonds payable	1,725,000				1,725,000
Long Term Debts		2,307,943			2,307,943
Promissory Notes	3,100,000				3,100,000
Debts loan		4,797,332			4,797,332
Convertible note payable		34,870,297			34,870,297

As of June 30, 2015, unrestricted cash and cash equivalents amounted to $ 9,153,234 (see notes to the consolidated financial statements), and our working capital as of June 30, 2015 was $274,731,651.

Cash provided by operating activities amounted to $45,834,115 for the six months ended June 30, 2015. This compares with cash provided by operating activities totaled $19,132,816 for the six months ended June 30, 2014. The increase in cash flows from operations primarily resulted from the decrease of other receivables of $(4,206,724) for the six months ended June 30, 2015 from $(17,789,615) for the six months ended June 30, 2014.

Cash used in investing activities totaled $(37,189,404) for the six months ended June 30, 2015. This compares with cash used in investing activities totaling $(19,028,522) for the six months ended June 30, 2015. The increase in cash flows used in investing activities primarily resulted from payment for construction of $33,275,507 for the six months ended June 30, 2015 from $15,655,682 for the six months ended June 30, 2014.

Cash used in financing activities totaled $(3,146,063) for the six months ended June 30, 2015. This compares with cash provided by financing activities totaling $2,436,193 for the six months ended June 30, 2014. The increase cash used in financing activities due to payment for series F Shares mandatory redemption of $3,146,063.

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

We plan to acquire further SFJVC’s at the time they will be formed officially after their approval by relevant Chinese Authorities with details shown in the Table below:

	Acquisition by which subsidiary	Estimated time of SFJVC being formed	Estimated time of completion of acquisition	Estimated Total consideration	Deposit paid up to date	Deposit paid is equivalent to % of equity	Estimated time of progress payments
Enping Prawn PF1	CA	June 2014	2016 tentatively	$20.94m	$14.45 m	56%	Q1 to Q2 2014
Zhongshan Prawn PF2	CA	Phase 3 Work still in progress, targeting completion Q3 2014	2016 tentatively	$26.20 m	$9.88 m	33%	Q4 2013 & all year round 2014
Fish & eel Farm 2	CA	Phase 3 & 4 work are in progress targeting completion Q4 2015	No definite plan yet	$26.22 m	$6.0 m	23%	Q4 2013 & 2014 & 2016
Cattle Farm 2	MEIJI	Final work is still in progress	Possible to merge with HAS in 2016	$15.88 m	$5.58 m	35%	On or before June 30 2014
WXC businesses	SIAF	Work is in progress until end 2015	No definite plan yet	Not fully determined	$4.08 m	Minimal	Partially in 2014.
NaWei wholesale centers	SIAF	Work is in progress until end 2015	2016 tentatively	Not fully determined	$1.03 m	Minimal	Partially in 2014.

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

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the six months ended June 30, 2015 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the six months ended June 30, 2015 results are for the six months then ended and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $1,260, $4,316, $9,952 and $10,582 for the three months and for the six months ended June 30, 2015 and 2014, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $712,614, $952,924, $1,421,458 and $953,054 for the three months and the six months ended June 30, 2015 and 2014, respectively.

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses are included in general and administrative expenses, which totaled $549,020, $0, $549,020 and $0 the three months and the six months ended June 30, 2015 and 2014, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the six months ended June 30, 2015 or June 30, 2014.

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

PLANT AND EQUIPMENT

Plant and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. Such costs include the cost of replacing parts that are eligible for capitalization when the cost of replacing the parts is incurred. The assets’ residual values, useful lives and depreciation methods are reviewed, and adjusted if appropriate, at the end of each year.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Milk cows	10 years
Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 -20 years
Mature seed and herbage cultivation	20 years
Furniture, fixtures and equipment	2.5 - 10 years
Motor vehicles	5 -10 years

An item of plant and equipment is removed from the accounts upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on disposal of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in the consolidated statements of income in the period the item is disposed.

GOODWILL

Goodwill is an asset representing the fair economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment on an annual basis at the end of the company’s fiscal year, or when impairment indicators arise. The Company uses a fair-value based approach to test for impairment at the level of each reporting unit. The Company directly acquired MEIJI which is engaged in the Hu Plantation. As a result of this acquisition, the Company recorded goodwill in the amount of $724,940. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2015 and December 31, 2014, the Company determined no impairment losses were necessary.

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

For the three months ended June 30, 2015 and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.51 and $1.47, respectively. For the six months ended June 30, 2015 and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $1.87 and $2.91, respectively.

For the three months ended June 30, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.51 and $1.41, respectively. For the six months ended June 30, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $1.87 and $2.78, respectively.

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

For the six months ended June 30, 2014

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2013 and December 31, 2012 were translated at RMB 6.15 to $1.00 and RMB 6.10 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and other comprehensive income and of cash flows for the six months ended June 30, 2013 and June 30, 2012 were RMB 6.13 to $1.00 and RMB 6.24 to $1.00, respectively.

For the six months ended June 30, 2015

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2015 and December 31, 2014 were translated at RMB 6.11 to $ and RMB 6.15 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and other comprehensive income and of cash flows for the six months ended June 30, 2015 and June 30, 2014 were RMB6.13 to 1.00 $ and RMB 6.13 to 1.00, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2015 or December 31, 2014, nor gains or losses are reported in the statements of income and other comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended June 30, 2015 or 2014.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which simplifies presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 will be effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has elected to adopt this ASU early and the adoption of this guidance did not have a material effect on its consolidated financial statements

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PROGRESS REPORTS AND SUBSEQUENT EVENTS.

Table (PS 1) below shows the progress reports and subsequent events on operational affairs of each subsidiary as at Q2 2015:

SJAP

A.	The current situation if continued:

The imports of beef under current Government’s relaxed import policies are increasing and are beginning to impact the locally produced cattle and beef meat prices evidenced by the sharp falls in 2nd quarter of 2015, such that we saw live cattle prices fell from Q1’s average of RMB30/Kg to Q2’s average of RMB26/27 Kg and locally produced beef meat from Q1’s average of RMB68 to current RMB61/ kg. The import prices of quarter cut beef from Australia are averaging RMB45/Kg (landed at Xining inclusive all import and value added tax and associated costs) and after deboning they are selling at average of RMB59/60/Kg. Although cattle from SJAP’s 90 days grain fed cattle are better quality cattle than the imported grass fed cattle, however the imported volumes presently are forcing the overall cattle and meat prices in China. At the same time we believe that this trend will continue such that within the next few months and by year end of 2015, prices of locally grown cattle may go down as low as RMB23 / Kg (live weight) (which is below our averaged purchase prices of RMB25 / kg paid to our cooperative farmers for the 90 days fattened cattle).

In this respect, it is no longer viable for SJAP to continue to buy cattle from the cooperative farmers at current price of RMB25 / Kg and at the same time there will not be enough profit (or incentive) for the cooperative farmers to continue to fatten cattle for SJAP if SJAP would not be able to pay them a minimum price of RMB23 / Kg.

Table (A) below shows the estimated P/L of SJAP if there were to be no change in plans nor any expansion:

	Estimates
	2015	2016	2017
	US$ million	US$ million	US$ million

Sales Revenues	113	59	57

Cost of sales revenues	93	48	48

Gross Profit	20	11	9

General and administration expenses	3	2	2

B.	The plan (B) to rectify such situation and to achieve long term viability, sustainability and profitability:

The fundamental of this plan is involving the followings:

•	To expand its current deboning and packaging facilities to process up to 12,500 MT of meat / year from its current capacity of about 4,000 MT / year to capitalize on the processing of imported quarter-cut beef initially aiming at eventually the processing of its own high quality beef meats starting from 2017.

•	To change its current normal quality cattle into much higher quality grade cattle consisting Wagyu cattle, 550 days grain fed Angus and pure organic cattle targeting 11,800 heads collectively by 2019.

•	The ultimate aim is develop SJAP into one of the most viable cattle and beef Business Company in China with sustainability and good profitability beneficial to all its shareholders, society, and the China Government.

Table (B) below shows the estimates, information and projected P/L of the plan (B)

Profit & Loss Projections	2015	2016	2017	2018	2019
Plan (B)	US$ million	US$ million	US$ million	US$ million	US$ million

Total sales revenues	113	213	289	340	341

Total cost of sales revenues	89	99	142	185	185

Gross Profit	24	114	146	156	156

General and administration expenses	3	5	7	9	9

Notes:

•	There are other associated, implementation and progressive management plans being considered and analyzed by the management of SJAP currently aiming to better facilitate and improve the ultimate values of Plan B, of which the Company will inform such findings to shareholders at a later date when they will be available.

HSA

HSA’s development of a cattle farm complex is partly completed and soon it will be ready (targeting Q3 2015) to start the stocking and rearing of cattle.

HSA’s business strategy with the added facility is targeting and aiming to achieve followings:

•	To produce enough enzymes treated cattle waste to be recycled as raw materials for its manufacturing of raw material enhancing cost of saving from its purchases of raw materials. It is estimated that the cost of saving may be in equivalent to the gross profit of the manufacturing of fertilizer (meaning that it will then be possible to double the fertilizer’s gross profit through such savings).

•	The cattle will be grown are locally breed cattle called “Southern Yellow Cattle” (SYC) that we have been experimenting, trailing and doing research work on for the last year and found that SYC has similar meat quality to the Japanese Wagyu Cattle and has the ability to start to build up marble in body meat evenly after being grain fed for more than 365 days from the time they have matured body frames and are in demands in China with much higher wholesale prices (i.e. even for non-grain fed SYC, its Q2 2015’s average is at RMB38/40 / Kg (live weight) which is about RMB12 / 14 / Kg or 50% above SJAP’s normal cattle. HSA is planning to develop and to establish SYC into a specialty and brand of cattle that we will be recognized and proud of by the Chinese similarly to the Japanese proud of their Wagyu Cattle.

•	Table (C ) below shows the estimates, information and projected P/L of HSA

P/L projection	2015	2016	2017	2018	2019
	US$ million	US$ million	US$ million	US$ million	US$ million

Sales revenues	21	25	40	56	70

Cost of sales revenues	12	14	18	22	27

Gross Profit	9	12	22	34	44

General and administration expenses	3	4	8	12	16

Tax Filing

The Company finally completed to file all tax forms with the assistance of our US tax professional to the Internal Revenue Service - International Business USA on August 11, 2015.

Other subsequent events:

The Company has been constructively working and finalizing its next 5 years operational and corporate business plans and intends to provide guidelines to our shareholders accordingly targeting on or before the end of Q3 2015 and in the meantime we like to inform our shareholders of our principal directions as follows:

We are targeting:

•	To develop and to establish SJAP into one of the most commercially viable, sustainable and profitable company to be ranked among one of the big ten cattle and beef companies in China with the upmost social corporate responsibility.

•	To develop and to establish our fishery operation into an internationally reputable and sustainable operation commercially, environmentally and socially.

•	To develop and to establish a Brand of beef cattle that we all shall be proud of and to remember after one month full.

•	To develop marketing networks that will provide satisfaction to all customers with SIAF to become a house hold name globally.

•	To keep on improving our shareholders values, to share our commercially achieved benefits and achievements with all shareholders and to concentrate efforts in re-building our company’s market valuations etc.

•	To build the Company into the capacity to capitalize fully with the opportunities available to us in China now and in the future.

The tables on the following pages are provided in order to provide the reader with a more detailed description of the figures for each of the named entities.

SIAF GROUP 1
	2011	2012	2013	2014	2015Q1-2	Total

Sale of goods	31	88	209	323	168	788
Consulting income	21	51	52	81	39	223

Cost of goods sold	17	51	139	231	125	546
Cost of service	10	18	21	44	23	106

EBITDA	22	66	98	119	51	333

Depreciation & amortization	1	2	3	5	3	12

Net income attributable to SIAF & subsidiaries	16	57	74	92	33	256

Non - controlling interest	5	6	20	22	13	60

Net Incomes of the group		63	94	114	46	317

Total Assets	153	242	368	540	605

Current assets		134	147	282	320

Total liabilities	16	26	36	70	81

Current liabilities		23	31	52	45

Capital employed		219	337	488	560	-

Total stockholders equity	137	216	332	462	500

ROCE		29%	47%	55%	45%

Total Capex	14	34	71	35	36	176
1. property and equipment	-	18	22	21	4	65
2. construction in progress	2	13	41	10	32	96
3. land use right	12	3	4	4	-	11
4. proprietary technologies	-	-	4	-	-	4

Total net working capital	58	111	116	230	275
1.cash and cash equivalents	1	8	1	3	9
2.inventories	4	17	8	46	50
3.deposits and prepaid expenses	15	47	51	76	85
4. account receivable	28	53	82	105	107
5.other receivables	26	9	5	52	69
6. account payables and accrued expenses	-1	-6	-11	-22	-20
7. short term loan	-	-3	-4	-4	-4
8. other payables	-15	-14	-16	-26	-21

Total increase of wc	18	53	5	114	45	217

Total capex and increase of wc	32	87	76	149	81	393

Free Cash Flow (FCF)	-10	-21	22	-30	-30	-59

Net Debt	-1	-2	-5	-20	-44

SIAF
	2011	2012	2013	2014	2015Q1-2	Total

Sale of goods	-	2	22	51	17	92
Consulting income	-	3	9	5	4	21

Cost of goods sold	-	1	19	45	15	80
Cost of service	-	1	3	5	1	10

EBITDA	-	2	6	6	0.22	14

Depreciation & amortization	-	-	-	0	0.10

Net income attributable to SIAF & subsidiaries	-	2	6	6	-1.87	12

Non - controlling interest	-	-	-	-	-

Net Incomes of the group		2	6	6	-1.87	12

Total Assets	3	10	19	50	84

Current assets		9	10	39	65

Total liabilities	1	7	8	13	41

Current liabilities		9	6	10	5

Capital employed		1	13	40	79

Total stockholders equity	2	3	11	29	38

ROCE		286%	73%	35%	13%

Total Capex	-	-	2	1	-	3
1. property and equipment	-	-	-	-
2. construction in progress	-	-	-	1		1
3. land use right	-	-	-	-
4. proprietary technologies	-	-	2	-		2

Total net working capital	18	-	4	29	60
1.cash and cash equivalents				2	1
2.inventories	-	-	-	-	-
3.deposits and prepaid expenses	2	5	2	2	14
4. account receivable	-	2	8	9	7
5.other receivables	16	2	0	26	43
6. account payables and accrued expenses	-	-	-1	-3	-1
7. short term loan	-	-	-	-	-
8. other payables	-	-9	-5	-7	-5

Total increase of wc	45	-18	4	25	31	42

Total capex and increase of wc	45	-18	6	26	31	45

Free Cash Flow (FCF)	-45	20	0	-20	-31	-30

Net Debt	-	-	-	-13	-37

CA
	2010	2011	2012	2013	2014	2015Q1-2	Total
	In rounded figures of $ million
Sale of goods	11	10	28	47	54	25	154
Consulting income		17	37	36	76	35	184

Cost of goods sold		8	14	33	31	17	95
Cost of service		8	14	13	39	22	88

EBITDA	4	8	35	37	55	20	148

Depreciation & amortization		-	-	-	-	0.10

Net income attributable to SIAF & subsidiaries	-2	8	35	37	55	20	147

Non - controlling interest		-	-	-	-

Net Incomes of the group			35	37	55	20	147

Total Assets	108	40	60	81	149	109

Current assets			53	54	79	76

Total liabilities	-7	4	4	7	20	10

Current liabilities			3	4	20	14

Capital employed			57	77	129	95

Total stockholders equity	101	36	56	74	129	145

ROCE			61%	97%	98%	118%

Total Capex	8	-	-	3	4	-	7
1. property and equipment		-	-	-	-	-	-
2. construction in progress		-	-	3	-	-	3
3. land use right		-	-	-	4	-	4
4. proprietary technologies		-	-	-	-	-	-

Total net working capital		31	50	50	59	62
1.cash and cash equivalents		-	-	-	-	-
2.inventories		-	-	-	-	-
3.deposits and prepaid expenses		9	19	16	32	30
4. account receivable		19	31	36	28	27
5.other receivables		9	3	2	19	19
6. account payables and accrued expenses		-	-	-11	-9
7. short term loan		-	-	-	-	-
8. other payables		-6	-3	-4	-9	-5

Total increase of wc	21	12	19	-	9	3	31

Total capex and increase of wc	29	12	19	3	13	3	38

Free Cash Flow (FCF)	-25	-4	16	34	42	18	110

Net Debt	-	-	-	-	-	-

TRIWAY
	2011	2012	2013	2014	2015Q1-2	Total

Sale of goods	-	16	25	52	22	115

Cost of goods sold	-	10	19	41	18	88

EBITDA	-	5	6	10	3.92	25

Depreciation & amortization	-	0	0	1	0.40	2

Net income attributable to SIAF & subsidiaries	-	4	5	8	1.74	19

Non - controlling interest		1	1	2	0.88	5

Net Incomes of the group		5	6	10	3.52	23

Total Assets	8	12	19	31	23

Current assets		8	6	-	13

Total liabilities	-	-	-	-	-

Current liabilities		1	-	-	-

Capital employed		11	19	31	23

Total stockholders’ equity	8	12	19	31	32

ROCE		45%	58%	67%	85%

Total Capex	-	6	2	1	2	11
1. property and equipment	-	6	-	2		8
2. construction in progress	-	-	2	-1	2	3
3. land use right	-	-	-	-		-
4. proprietary technologies

Total net working capital	-	7	6	10	13
1.cash and cash equivalents	-	2	-	-	2
2.inventories		5	2	3	4
3.deposits and prepaid expenses		-	4	4	4
4. account receivable		-	-	-	-
5.other receivables		1	-	3	3
6. account payables and accrued expenses			-	-	-
7. short term loan	-	-	-	-	-
8. other payables		-1	-	-	-

Total increase of wc	-	7	-1	4	3	13

Total capex and increase of wc	-	13	1	5	5	24

Free Cash Flow (FCF)	-	-8	5	5	-1	1

Net Debt	-	-	-	-

MEIJI
	2011	2012	2013	2014	2015Q1-2	Total

Sale of goods	-	6	18	33	18	75
Consulting income	4	11	7	-		18

Cost of goods sold	-	4	13	31	17	65
Cost of service	2	3	5	-		8

EBITDA	1	9	5	2	1.42	18

Depreciation & amortization	-	0	0	0	0.29	1

Net income attributable to SIAF & subsidiaries	1	9	5	1	0.97	16

Non - controlling interest	-	-	-	-	0.16	0

Net Incomes of the group		9	5	1	1.13	16

Total Assets	7	20	33	38	33

Current assets		8	11	17	19

Total liabilities	-	-	2	5	2

Current liabilities		-	1	-	2

Capital employed		20	32	38	31

Total stockholders equity	7	20	31	33	33

ROCE		45%	46%	39%	23%

Total Capex	5	2	-	-	-	2
1. property and equipment	-	-	-	-		-
2. construction in progress	-	-	-	-		-
3. land use right	5	2	-	-		2
4. proprietary technologies

Total net working capital	1	8	10	17	17
1.cash and cash equivalents	-	-	0.49	-	2
2.inventories	-	1	1	1	4
3.deposits and prepaid expenses	-	1	1	3	3
4. account receivable	1	6	9	13	9
5.other receivables		-	-	-	-
6. account payables and accrued expenses			-	-	-2
7. short term loan	-	-	-	-	-
8. other payables		-	-1	-	-0.39

Total increase of wc	-3	7	2	7	-0	13

Total capex and increase of wc	2	9	2	7	-0	20

Free Cash Flow (FCF)	-1	0	3	-5	2	-1

Net Debt

HST
	2011	2012	2013	2014	2015Q1-2		Total

Sale of goods	6	12	23	11	4		50

Cost of goods sold	2	5	10	4	1		20

EBITDA	4	6	11	6	2.09		26

Depreciation & amortization	0	-	1	1	0.63		3

Net income attributable to SIAF & subsidiaries	3	5	7	4	1.09		17

Non - controlling interest	1	1	3	1	0.37		5

Net Incomes of the group		6	10	5	1.46	#	22

Total Assets	28	37	49	53	56

Current assets		17	19	24	26

Total liabilities	-	-	-	-	1

Current liabilities		-	-	1	1

Capital employed		37	49	52	55

Total stockholders equity	28	37	49	53	53

ROCE		16%	33%	40%	30%

Total Capex	-	3	10	1	-0.49		14
1. property and equipment	-	3	6	1			10
2. construction in progress	-	-	-	-	-0.49		-0
3. land use right	-	-	4	-			4
4. proprietary technologies	-	-	-	-			-

Total net working capital	4	17	19	23	25
1.cash and cash equivalents	1	3	-	-	1
2.inventories	1	1	1	1	1
3.deposits and prepaid expenses	1	8	9	11	11
4. account receivable	1	5	9	11	12
5.other receivables	1	-	-	1	1
6. account payables and accrued expenses	-1	-	-	-	-
7. short term loan	-	-	-	-	-
8. other payables	-	-	-	-1	-1

Total increase of wc	-3	13	2	4	2		21

Total capex and increase of wc	-3	16	12	5	2		35

Free Cash Flow (FCF)	7	-10	-1	1	0		-9

Net Debt

HAS
	2011	2012	2013	2014	2015Q1-2	Total

Sale of goods	-	3	12	20	9	44

Cost of goods sold	-	2	7	11	5	25

EBITDA	-	0	4	7	2.88	15

Depreciation & amortization	0.40	1	1	1	0.75	4

Net income attributable to SIAF & subsidiaries	-	-1	2	5	1.62	8

Non - controlling interest			1	1	0.51	2

Net Incomes of the group		-1	3	6	2.13	10

Total Assets	50	60	79	85	113

Current assets		15	11	30	32

Total liabilities	9	4	4	4	5

Current liabilities		4	6	5	5

Capital employed		56	73	80	108

Total stockholders equity	41	56	75	81	82

ROCE		-2%	2%	10%	10%

Total Capex	7	9	16	8	11	51
1. property and equipment	-	-	4	12		16
2. construction in progress	-	9	12	-4	11	28
3. land use right	7	-	-	-		7
4. proprietary technologies	-	-	-	-		-

Total net working capital	-8	11	5	25	27
1.cash and cash equivalents	-	2	-	-	2
2.inventories		-	-	14	12
3.deposits and prepaid expenses		8	6	5	5
4. account receivable		2	4	10	11
5.other receivables		3	1	1	1
6. account payables and accrued expenses		-4	-5	-4	-4
7. short term loan	-	-	-	-	-
8. other payables	-8	-	-1	-1	-1

Total increase of wc	-40	19	-6	20	2	-5

Total capex and increase of wc	-33	28	10	28	12	45

Free Cash Flow (FCF)	33	-28	-6	-21	-9	-31

Net Debt

SJAP
	2011	2012	2013	2014	2015Q1-2	Total

Sale of goods	15	21	62	102	73	258

Cost of goods sold	7	15	38	68	52	173
						-
EBITDA	8	7	27	33	20.20	88
						-
Depreciation & amortization	-	-	-	1	0.48	1
						-
Net income attributable to SIAF & subsidiaries	4	3	12	13	5.00	33
						-
Non - controlling interest	4	4	15	18	10.76	48

Net Incomes of the group		7	27	31	19.60	81

Total Assets	17	43	88	134	186

Current assets		24	35	83	89

Total liabilities	2	11	15	28	22

Current liabilities		6	14	16	19

Capital employed		37	74	118	168

Total stockholders equity	15	32	73	106	117

ROCE		19%	47%	55%	46%

Total Capex	2	14	38	20	23	95
1. property and equipment	-	9	12	6	4	31
2. construction in progress	2	4	24	14	19	61
3. land use right	-	1	-	-		1
4. proprietary technologies	-	-	2	-		2

Total net working capital	12	18	21	67	71
1.cash and cash equivalents	-	1	0.38	1	2
2.inventories	3	10	4	27	28
3.deposits and prepaid expenses	3	6	13	19	18
4. account receivable	7	7	16	34	41
5.other receivables		-	2	2	1
6. account payables and accrued expenses		-2	-5	-4	-5
7. short term loan	-	-3	-4	-4	-4
8. other payables	-1	-1	-5	-8	-9

Total increase of wc	7	6	3	46	4	59
						-
Total capex and increase of wc	9	20	41	66	27	154
						-
Free Cash Flow (FCF)	-1	-13	-14	-33	-7	-67

Net Debt	-1	-2	-5	-7	-7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

During the period covered by this quarterly report, we issued: (i) an aggregate of 47,787 shares of our common stock to certain Chinese persons and the members of our board of directors as compensation for their service as such, (ii) 75,002 shares of our common stock as a result of rounding up fractional shares in connection with the reverse split effectuated in December of 2014, and (iii) 707,070 shares of our common stock upon conversion of all the previously issued and outstanding shares of our Series B Convertible Preferred Stock. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Section 4(a)(2) and Regulation S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer*
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

+filed herewith

* submitted herewith

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

August 14, 2015	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2015	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer)

August 14, 2015	By:	/s/ Bertil Tiusanen
Bertil Tiusanen
Chief Financial Officer
(Principal Financial Officer)

August 14, 2015	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Marketing Officer and Director

August 14, 2015	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary and Director

August 14, 2015	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

August 14, 2015	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg
Director

August 14, 2015	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Director

August 14, 2015	By:	/s/ SOH LIM CHANG
Soh Lim Chang
Director

-53-