Form 10-Q
period 2015-09-30
Sino Agro Food, Inc.
filed 2015-11-16
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

As of November 12, 2015, there were 19,363,757 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUATERLY FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have reviewed the consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of September 30, 2015 and December 31, 2014, the related consolidated statements of income and other comprehensive income for the three-month and the nine-month periods ended September 30, 2015 and 2014, and cash flows for the nine-month periods ended September 30, 2015 and 2014. This interim financial information is the responsibility of the company's management.

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
Anthony Kam & Associates Limited, CPA.

Hong Kong
November 16, 2015

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2015	2014
	Note	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	6	$9,551,180	$3,031,447
Inventories	7	51,133,915	45,967,993
Costs and estimated earnings in excess of billings on uncompleted contracts	19	1,306,885	-
Deposits and prepayments	8	85,040,561	75,951,591
Accounts receivable, net of allowance for doubtful accounts	9	129,257,822	104,503,071
Other receivables	10	66,633,542	52,305,260
Total current assets		342,923,905	281,759,362
Plant and equipment
Plant and equipment, net of accumulated depreciation	11	76,201,470	64,352,975
Construction in progress	12	93,080,574	69,120,277
Land use rights, net of accumulated amortization	13	59,965,379	63,322,202
Total plant and equipment		229,247,423	196,795,454
Other assets
Goodwill	14	724,940	724,940
Proprietary technologies, net of accumulated amortization	15	10,969,666	11,480,298
Long term investment	16	786,040	817,127
Temporary deposits paid to entities for investments in Sino joint venture companies	17	41,109,708	41,109,708
Total other assets		53,590,354	54,132,073

Total assets		$625,761,682	$532,686,889

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$20,461,324	$22,138,835
Billings in excess of costs and estimated earnings on uncompleted contracts	19	3,874,480	8,060,580
Due to a director		692,906	1,172,059
Series F Non-convertible preferred stock redemption payable	20	-	3,146,063
Other payables	21	8,059,260	11,695,982
Borrowings - Short term bank loan	22	273,876	4,410,727
Bonds payable	23	1,725,000	1,725,000
Negotiable promissory notes	24	3,540,000	-
		38,626,846	52,349,246

Non-current liabilities
Other payables	21	4,797,332	-
Borrowings - Long term debts	22	1,942,757	2,306,057
Convertible note payables	25	35,468,110	15,803,928
		42,208,199	18,109,985

Commitments and contingencies		-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 and 7,000,100 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	26	-	-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 and 7,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	26	-	7,000
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	26	-	-
Common stock: $0.001 par value (22,727,272 shares authorized 19,178,757 and 17,162,716 shares issued as of September 30, 2015 and December 31, 2014, respectively)	26	19,179	17,162
Additional paid - in capital		134,252,019	121,158,996
Retained earnings		327,848,251	273,261,108
Accumulated other comprehensive income	25	3,388,103	6,452,816
Treasury stock	26	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		464,257,552	399,647,082
Non - controlling interest		80,669,085	62,580,576
Total stockholders' equity		544,926,637	462,227,658
Total liabilities and stockholders' equity		$625,761,682	$532,686,889

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

		Three months ended	Three months ended	Nine months ended	Nine months ended
	Note	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue
- Sale of goods		$96,032,841	$82,171,415	$263,625,686	$242,800,784
- Consulting and service income from development contracts		28,406,973	24,598,641	66,120,235	51,118,141
- Commission and management fee		226,585	450,003	1,250,656	1,191,427
	3	124,666,399	107,220,059	330,996,577	295,180,352
Cost of goods sold	3	(75,264,268)	(59,121,526)	(200,762,654)	(173,035,915)
Cost of services	3	(17,151,938)	(13,601,869)	(40,468,368)	(26,790,742)

Gross profit		32,250,193	34,496,664	89,765,555	95,353,695
General and administrative expenses		(3,951,922)	(3,594,509)	(13,910,035)	(9,544,763)
Net income from operations		28,298,271	30,902,155	75,855,520	85,808,932
Other income (expenses)

Government grant		746,929	57,340	888,770	295,012

Other income		-	155,032	152,467	159,555

Gain of extinguishment of debts	4	-	33,693	-	275,086

Interest expense		(1,328,616)	(263,664)	(3,438,694)	(483,157)
Net income (expenses)		(581,687)	(17,599)	(2,397,457)	246,496

Net income (expenses) before income taxes		27,716,584	30,884,556	73,458,063	86,055,428
Provision for income taxes	5	-	-	-	-

Net income		27,716,584	30,884,556	73,458,063	86,055,428
Less: Net (income) loss attributable to the non - controlling interest		(6,194,484)	(6,382,694)	(18,870,920)	(17,678,609)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries		21,522,100	24,501,862	54,587,143	68,376,819
Other comprehensive income (loss) Foreign currency translation gain (loss)		(4,635,528)	869,931	(3,847,123)	(33,241)
Comprehensive income		16,886,572	25,371,793	50,740,020	68,343,578
Less: other comprehensive (income) loss attributable to the non - controlling interest		(643,103)	(139,032)	(782,411)	17,489
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$16,243,469	$25,232,761	$49,957,609	$68,361,067

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	31	$1.14	$1.49	$3.02	$4.42
Diluted	31	$1.14	$1.43	$3.02	$4.23

Weighted average number of shares outstanding:

Basic		18,822,876	16,469,314	18,089,629	15,465,642
Diluted		18,822,876	17,176,384	18,089,629	16,172,712

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net income for the period	$73,458,063	$86,055,428
Adjustments to reconcile net income from operations to net cash from operations:
Depreciation	2,145,020	1,768,047
Amortization	1,513,426	1,619,267
Common stock issued for services	1,940,294	255,033
Gain on extinguishment of debts	-	(275,086)
Other amortized cost	2,830,201	229,857
Changes in operating assets and liabilities:
(Increase) in inventories	(5,165,922)	(29,291,689)
(Increase) in costs and estimated earnings in excess of billings on uncompleted contacts	(1,306,885)	(560,991)
(Increase) in deposits and prepayments	(1,824,342)	(583,670)
Increase in due to a director	1,645,472	2,450,751
(Decrease) increase in accounts payable and accrued expenses	(1,677,511)	5,361,625
Increase in other payables	4,476,860	12,415,301
(Increase) in accounts receivable	(24,754,751)	(40,715,939)
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(4,186,100)	226,476
(Increase) in other receivables	(12,428,932)	(12,692,737)
Net cash provided by operating activities	36,664,893	26,261,673
Cash flows from investing activities
Purchases of plant and equipment	(3,949,521)	(3,418,741)
Payment for construction in progress	(40,594,640)	(22.227,905)
Net cash used in investing activities	(44,544,161)	(25,646,646)
Cash flows from financing activities
Proceeds from long term debts	-	2,436,193
Net proceeds from convertible note payable	-	5,237,000
Short term bank loan repaid	(4,085,635)	(4,100,377)
Series F Non-convertible preferred stock redemption	(3,146,063)	-
Director reimbursement for cash originally deposited in due to a director
-Net proceeds from convertible note payable	13,367,550	-
-Net proceeds from negotiable promissory notes	3,540,000	-
Net cash provided by financing activities	9,675,852	3,572,816
Effects on exchange rate changes on cash	4,723,149	(823,960)
Increase in cash and cash equivalents	6,519,733	3,363,883
Cash and cash equivalents, beginning of period	3,031,447	1,327,274
Cash and cash equivalents, end of period	$9,551,180	$4,691,157
Supplementary disclosures of cash flow information:
Cash paid for interest	$504,846	$422,058
Cash paid for income taxes	$-	$-
Non - cash transactions
Common stock issued for settlement of debts	$-	$12,006,374
Common stock issued for services and employee compensation	$726,362	$2,519,232
Common stock issued to decimal stockholders for rounding up shares holding	$2,772,281	$-
Common stock issued to secure debts loan and finance facilities	$9,496,665	$-
Transfer to plant and equipment from construction in progress	$12,992,628	13,136,410
Transfer to land use rights from deposits and prepayments	$-	$4,404,179
Series B convertible preferred stock converted into common stock	7,000	$-
Transfer to plant and equipment from deposits and prepayments expenses	$9,323	$513,272
Reverse split adjustment	$5,639	$-
Proceeds from convertible bond payables paid to director and applied to operating activities	$17,823,400	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (the “P.R.C.” ):

(a)	Hang Yu Tai Investment Limited (“ HYT ”), a company incorporated in Macau, the owner of 78% equity interest in ZhongXingNongMu Ltd (“ ZX ”), a company incorporated in the P.R.C.;

(b)	Tri-way Industries Limited (“ TRW ”), a company incorporated in Hong Kong; and

(c)	Macau Eiji Company Limited (“ MEIJI”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“ HST ”), a P.R.C. corporate Sino-Foreign joint venture. HST was dissolved in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foreign joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“ JHST ”), a company incorporated in the P.R.C. with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“ PMH”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“ SJAP ”), incorporated in the P.R.C., of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

•	Qinghai Province Sanjiang Group Company Limited (English translation) (“ Qinghai Sanjiang”), a company incorporated in the P.R.C with major business activities in the agriculture industry; and

•	Guangzhou City Garwor Company Limited (English translation) (“ Garwor”), a company incorporated in the P.R.C., specializing in sales and marketing.

SJAP is engaged in the business of manufacturing bio-organic fertilizer, livestock feed and development of other agriculture projects in the County of Huangyuan, in the vicinity of the Xining City, Qinghai Province, P.R.C.

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“ APWAM ”), which was formed in Macau. APWAM then acquired PMH’s 45% equity interest in SJAP. By virtue of the acquisition, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the PRC approved the sale and transfer. As a result, APWAM owned 45% of SJAP and Garwor owned the remaining 55%. This remains the case as of the date of this report (the “ Report”).

On September 9, 2010, an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ ECF ”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“ JHMC ”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to September 30, 2015, MEIJI further invested $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“ HSA ”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of September 30, 2015, MEIJI and SJAP total investment in HSA were $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“ SAFS ”). As of September 30, 2015, the Company invested $77,664 in SAFS.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. As of September 30, 2015, the SJAP’s total investment in QZH was $487,805.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (12.31.2014: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (12.31.2014: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (12.31.2014: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (12.31.2014: 100%) directly	Dormant

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	100% (12.31.2014: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (12.31.2014: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (12.31.2014: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (12.31.2014: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C.	75% (12.31.2014: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (12.31.2014: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (12.31.2014: 76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	45% (12.31.2014: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	100% (12.31.2014:100%) indirectly	Cattle slaughter

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $1,260, $1,673, $9,952 and $13,490 for the three months and the nine months ended September 30, 2015 and 2014, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $712,614, $708,049, $1,421,458 and $1,661,103 for the three months and the nine months ended September 30, 2015 and 2014, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $549,020, $0, $549,020 and $0 for the three months and the nine months ended September 30, 2015 and 2014, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,388,103 as of September 30, 2015 and $6,452,816 as of December 31, 2014. The balance sheet amounts with the exception of equity as of September 30, 2015 and December 31, 2014 were translated using an exchange rate of RMB 6.36 to $1.00 and RMB 6.15 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the nine months ended September 30, 2015 and 2014 were RMB 6.11 to $1.00 and RMB 6.15 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of September 30, 2015 and December 31, 2014 are $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 - 20 years
Mature seeds and herbage cultivation	20 years
Furniture and equipment	2.5 - 10 years
Motor vehicles	5 - 10 years

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of September 30, 2015 and December 31, 2014 amounted to $9,439,685 and $2,814,677, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Customer A	16.51%	14.33%	15.21%	11.64%
Customer B	-%	24.57%	13.96%	28.24%
Customer C	7.20%	15.78%	10.27%	16.70%
Customer D	9.02%	8.33%	9.94%	-%
Customer E	13.17%	5.77%	9.80%	7.12%
Customer F	8.83%	-%	-%	5.39%
	54.73%	68.78%	59.18%	69.09%

		Percentage of revenue	Amount
Customer A	Fishery Development Division	15.21%	$50,329,220
Customer B	Fishery Development and Corporate and Others Divisions	13.96%	$46,205,071
Customer C	Organic Fertilizer and Bread Grass Division	10.27%	$33,990,991

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	September 30, 2015	December 31, 2014
Customer A	13.73%	10.23%
Customer B	11.97%	13.51%
Customer C	8.39%	21.21%
Customer D	7.49%	-%
Customer E	6.72%	9.68%
Customer F	-%	7.12%
	48.30%	61.75%

As of September 30, 2015, amounts due from customers A and B are $17,746,268 and $15,470,875, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2015 and December 31, 2014, the Company determined no impairment losses were necessary.

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

For the three months ended September 30, 2015 and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.14 and $1.49 respectively. For the three months ended September 30, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $1.14 and $1.43, respectively,

For the nine months ended September 30, 2015 and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $3.02 and $4.42 respectively. For the nine months ended September 30, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $3.02 and $4.23, respectively,

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

The Company has adopted both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non - Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2015 or December 31, 2014, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2015 or 2014.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.35	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

	For the three months ended September 30, 2015
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$57,233,749	$7,375,393	$40,358,733	$9,636,919	$10,061,605	$124,666,399

Net income (loss)	$14,859,021	$3,532,872	$4,207,421	$921,276	$(1,998,490)	$21,522,100

Total assets	$142,302,901	$58,195,820	$303,489,428	$36,149,206	$85,624,327	$625,761,682

	For the three months ended September 30, 2014
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$47,780,135	$5,813,667	$33,700,137	$6,814,990	$13,111,130	$107,220,059

Net income (loss)	$13,754,241	$2,567,126	$6,994,954	$641,963	$543,578	$24,501,862

Total assets	$131,700,632	$55,471,908	$218,710,852	$39,995,639	$35,116,673	$480,995,704

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

	For the nine months ended September 30, 2015
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$138,547,396	$11,568,406	$122,162,504	$27,424,589	$31,293,682	$330,996,577

Net income (loss)	$37,959,003	$4,482,153	$14,599,210	$1,895,794	$(4,349,017)	$54,587,143

Total assets	$142,302,901	$58,195,820	$303,489,428	$36,149,206	$85,624,327	$625,761,682

	For the nine months ended September 30, 2014
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$136,968,336	$9,085,607	$95,459,852	$21,483,496	$32,183,061	$295,180,352

Net income (loss)	$32,002,640	$3,752,283	$25,914,779	$1,966,526	$4,740,591	$68,376,819

Total assets	$131,700,632	$55,471,908	$218,710,852	$39,995,639	$35,116,673	$480,995,704

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$28,600,191	$-	$-	$-	$-	$28,600,191

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	7,375,393	-	-	-	7,375,393

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,871,273	-	-	4,871,273

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	21,284,622	-	-	21,284,622

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	14,202,838	-	-	14,202,838

Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,636,919	-	9,636,919

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	10,061,605	10,061,605

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	28,406,973	-	-	-	-	28,406,973

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	226,585	-	-	-	-	226,585

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-

	$57,233,749	$7,395,393	$40,358,733	$9,636,919	$10,061,605	$124,666,399

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

  Further analysis of revenue (Continued):-

	For the three months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$22,731,491	$-	$-	$-	$-	$22,731,491

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	5,813,667	-	-	-	$5,813,667

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,794,162	-	-	5,794,162

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	22,236,925	-	-	22,236,925

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	-	-	5,669,050	-	-	5,669,050

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,814,990	-	6,814,990

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	13,111,130	13,111,130

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	24,598,641	-	-	-	-	24,598,641

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	450,003	-	-	-	-	450,003

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-

	$47,780,135	$5,813,667	$33,700,137	$6,814,990	$13,111,130	$107,220,059

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the nine months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$74,962,479	$-	$-	$-	$-	$74,962,479

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	11,568,406	-	-	-	$11,568,406

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	13,962,447	-	-	13,962,447

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	65,109,790	-	-	65,109,790

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	-	-	43,090,267	-	-	43,090,267

Macau Eiji Company Limited (“MEIJI”)	-	-	-	27,424,589	-	27,424,589

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	27,507,708	27,507,708

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	62,334,261	-	-	-	-	62,334,261

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,785,974	3,785,974

Commission and management fee
Capital Award, Inc. (“CA”)	716,588	-	-	-	-	716,588

Macau Eiji Company Limited (“MEIJI”)	534,068	-	-	-	-	534,068

	$138,547,396	$11,568,406	$122,162,504	$27,424,589	$31,293,682	$330,996,577

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the nine months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$86,218,455	$-	$-	$-	$-	$86,218,455

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	9,085,607	-	-	-	$9,085,607

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	15,750,656	-	-	15,750,656

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	72,241,319	-	-	72,241,319

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	-	-	7,467,877	-	-	7,467,877

Macau Eiji Company Limited (“MEIJI”)	-	-	-	21,483,496	-	21,483,496

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	30,553,374	30,553,374

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	49,558,454	-	-	-	-	49,558,454

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,629,687	1,629,687

Commission and management fee
Capital Award, Inc. (“CA”)	1,191,427	-	-	-	-	1,191,427

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-

	$136,968,336	$9,085,607	$95,459,852	$21,483,496	$32,183,061	$295,180,352

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$23,144,284	$-	$-	$-	$-	$23,144,284

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,447,904	-	-	-	2,447,904

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,955,147	-	-	2,955,147

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	17,967,937	-	-	17,967,937

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	10,809,198	-	-	10,809,198

Macau Eiji Company Limited (“MEIJI”)	-	-	-	8,996,149	-	8,966,149

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	8,943,649	8,943,649
	$23,144,284	$2,447,904	$31,732,282	$8,996,149	$8,943,649	$75,264,268

COST OF SERVICES

	For the three months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total

Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$17,151,938	$-	$-	$-	$-	$17,151,938

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-
	$17,151,938	$-	$-	$-	$-	$17,151,938

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the three months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$15,935,868	$-	$-	$-	$-	$15,935,868

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,704,741	-	-	-	1,704,741

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,698,541	-	-	4,698,541

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	15,270,656	-	-	15,270,656
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	3,519,966	-	-	3,519,966

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,443,072	-	6,443,072

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	11,548,682	11,548,682
	$15,935,868	$1,704,741	$23,489,163	$6,443,072	$11,548,682	$59,121,526

COST OF SERVICES

	For the three months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$13,601,869	$-	$-	$-	$-	$13,601,869

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$13,601,869	$-	$-	$-	$-	$13,601,869

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the nine months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$57,904,256	$-	$-	$-	$-	$57,904,256

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,592,659	-	-	-	3,592,659

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	8,187,619	-	-	8,187,619

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	49,816,505	-	-	49,816,505

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	31,225,451	-	-	31,225,451
Macau Eiji Company Limited (“MEIJI”)	-	-	-	26,121,572	-	26,121,572
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	23,914,592	23,914,592
	$57,904,256	$3,592,659	$89,229,575	$26,121,572	$23,914,592	$200,762,654

COST OF SERVICES

	For the nine months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$39,063,555	$-	$-	$-	$-	$39,063,555

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,404,813	1,404,813
	$39,063,555	$-	$-	$-	$1,404,813	$40,468,368

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the nine months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$54,861,550	$-	$-	$-	$-	$54,861,550
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,423,811	-	-	-	2,423,811
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	10,371,555	-	-	10,371,555
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	48,552,223	-	-	48,552,223
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	4,680,245	-	-	4,680,245
Macau Eiji Company Limited (“MEIJI”)	-	-	-	20,418,345	-	20,418,345
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	31,728,186	31,728,186
	$54,861,550	$2,423,811	$63,604,023	$20,418,345	$31,728,186	$173,035,915

COST OF SERVICES

	For the nine months ended September 30, 2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and Others Division (5)	Total

Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$25,236,498	$-	$-	$-	$-	$25,236,498

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,554,244	1,554,244
	$25,236,498	$-	$-	$-	$1,554,244	$26,790,742

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

4.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $0, $33,693, $0 and $275,086 has been credited to consolidated statements of income as other income for the three months and the nine months ended September 30, 2015 and 2014, respectively.

	Three months	Three months
	ended	ended
	September 30, 2015	September 30, 2014

Total amounts of debts to be settled	$-	$2,431,374
Less: Aggregate market fair value of (9.30.2014: 599,008) shares of common stock in exchange of the above debts for debts extinguishment	-	(2,397,681)

Gain on extinguishment of debts	$-	$33,693

	Nine months	Nine months
	ended	ended
	September 30, 2015	September 30, 2014

Total amounts of debts to be settled	$-	$12,006,374
Less: Aggregate market fair value of (9.30.2014: 2,034,607) shares of common stock in exchange of the above debts for debts extinguishment	-	(11,731,288)

Gain on extinguishment of debts	$-	$275,086

5.	INCOME TAXES

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

As of September 30, 2015, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, SJAP and QZH since they are exempt from EIT for the nine months ended September 30, 2015 and 2014 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the nine months ended September 30, 2015 and 2014.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the nine months ended September 30, 2015 and 2014.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the nine months ended September 30, 2015 and 2014.

No deferred tax assets and liabilities are of September 30, 2015 and December 31, 2014 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2015	September30, 2014	September 30, 2015	September 30, 2014

SIAF	$-	$-	$-	$-
SAFS	-	-	-	-
TRW	-	-	-	-
MEIJI and APWAM	-	-	-	-
JHST, JFD.JHMC, QZH and HSA	-	-	-	-
	$-	$-	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the nine months ended September 30, 2015 and 2014. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

6.	CASH AND CASH EQUIVALENTS

	September 30, 2015	December 31, 2014

Cash and bank balances	$9,551,180	$3,031,447

7.	INVENTORIES

As of September 30, 2015, inventories are as follows:

	September 30,	December 31,
	2015	2014

Sleepy cods, prawns, eels and marble goby	$1,963,368	$3,051,606
Beef and mutton	8,910,315	2,908,886
Bread grass	1,815,981	2,336,308
Beef cattle	10,533,023	8,362,763
Organic fertilizer	9,129,378	7,292,389
Forage for cattle and consumable	4,372,822	6,547,333
Raw materials for bread grass and organic fertilizer	13,739,322	14,223,407
Immature seeds	669,706	1,245,301
	$51,133,915	$45,967,993

8.	DEPOSITS AND PREPAYMENTS

	September 30,	December 31,
	2015	2014

Deposits for
- purchases of equipment	$4,670,256	$4,668,784
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	15,398,833	14,221,199
- aquaculture contracts	6,114,179	20,467,603
- building materials	877,598	877,598
- consulting service providers and others	20,408,374	5,188,473
- construction in progress	20,467,357	20,467,357
Prepayments - debts discounts and others	11,961,367	3,827,401
Shares issued for employee compensation and overseas professional and bond interest	1,769,487	2,860,066
	$85,040,561	$75,951,591

9.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2015 and December 31, 2014. Bad debts written off for the three months and the nine months ended September 30, 2015 and 2014 are $0.

Aging analysis of accounts receivable is as follows:

	September 30,	December 31,
	2015	2014

0 - 30 days	$48,795,815	$21,663,061
31 - 90 days	35,626,953	38,324,554
91 - 120 days	21,486,541	21,138,383
over 120 days and less than 1 year	23,348,513	23,377,073
over 1 year	-	-
	$129,257,822	$104,503,071

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

10.	OTHER RECEIVABLES

	September 30,	December 31,
	2015	2014

Advanced to employees	$635,214	$476,630
Advanced to suppliers	7,362,410	9,910,682
Advanced to customers	28,736,568	13,917,948
Advanced to developers	28,000,000	28,000,000
Advanced to convertible bond holder	1,899,350	-
	$66,633,542	$52,305,260

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered friendly loan agreements with suppliers, customers and developers to assist them to procure project loans.

11.	PLANT AND EQUIPMENT

	September 30,	December 31,
	2015	2014

Plant and machinery	$5,573,254	$5,507,571
Structure and leasehold improvements	62,579,026	51,650,906
Mature seeds and herbage cultivation	13,769,650	10,794,289
Furniture and equipment	653,406	629,055
Motor vehicles	765,858	765,858
	83,341,194	69,347,679

Less: Accumulated depreciation	(7,139,724)	(4,994,704)
Net carrying amount	$76,201,470	$64,352,975

Depreciation expense was $538,147, $636,774, $2,145,020 and $1,768,047 for the three months and the nine months ended September 30, 2015 and 2014, respectively.

12.	CONSTRUCTION IN PROGRESS

	September 30,	December 31,
	2015	2014

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$31,511,246	$20,205,123
- Oven room, road for production of dried flowers	47,163	539,304
- Organic fertilizer and bread grass production plant and office building	11,111,744	12,325,685
- Rangeland for beef cattle and office building	47,305,178	35,074,556
- Fish pond	3,105,243	975,609
	$93,080,574	$69,120,277

13.	LAND USE RIGHTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

13.	LAND USE RIGHTS (CONTINUED)

	September 30,	December 31,
	2015	2014

Cost	$67,145,859	$69,428,143
Less: Accumulated amortization	(7,180,480)	(6,105,941)
Net carrying amount	$59,965,379	$63,322,202

	Expiry date	Description	Amount

Balance @1.1.2014			$65,192,615
Additions
2014	2044	Zhongshan City, Guangdong Province, the P.R.C.	4,453,665
Exchange difference			(218,137)
Balance @12.31.2014			69,428,143
Exchange difference			(2,282,284)
Balance @9.30.2015			$67,145,859

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $276,988 and $395,633, $1,074,539 and $1,155,667 for the three months and the nine months ended September 30, 2015 and 2014, respectively.

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

	September 30,	December 31,
	2015	2014

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

15.	PROPRIETARY TECHNOLOGIES

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

	September 30,	December 31,
	2015	2014

Cost	$13,814,353	$13,886,098
Less: Accumulated amortization	(2,844,687)	(2,405,800)
Net carrying amount	$10,969,666	$11,480,298

Amortization of proprietary technologies was $141,438, $166,775, $438,887 and $463,600 for the three months and the nine months ended September 30, 2015 and 2014, respectively. No impairments of proprietary technologies have been identified for the three months and nine months ended September 30, 2015 and 2014.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

16.	LONG TERM INVESTMENT

	September 30,	December 31,
	2015	2014

Investment in Huangyuan County Rural Credit Union	$786,040	$817,127
Less: Accumulated impairment losses	-	-
	$786,040	$817,127

17.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects		September 30,	December 31,
investee	Engaged		2015	2014
A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center	*	1,032,914	1,032,914
B	Fish Farm 2 GaoQiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of September 30, 2015, the percentages of equity stakes of A (trade and seafood centers), B ( fish farm 2 GaoQiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are 31%, 23%, 56%, 29% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

18.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“ SJAP ”), which was incorporated in the P.R.C. As of September 30, 2015, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

18.	VARIABLE INTEREST ENTITY (CONTINUED)

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2015, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2015, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

19.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	September 30,	December 31,
	2015	2014

Costs	$6,487,032	$-
Estimated earnings	10,995,534	-
Less: Billings	(16,175,681)	-
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,306,885	$-

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	September 30,	December 31,
	2015	2014

Billings	$146,651,242	$102,199,674
Less: Costs	(80,630,325)	(46,648,989)
Estimated earnings	(62,146,437)	(47,490,105)
Billing in excess of costs and estimated earnings on uncompleted contracts	$3,874,480	$8,060,580

(iii)	Overall

	September 30,	December 31,
	2015	2014

Billings	$162,826,923	$102,199,674
Less: Costs	(87,117,357)	(46,648,989)
Estimated earnings	(73,141,971)	(47,490,105)
Billing in excess of costs and estimated earnings on uncompleted contracts	$2,567,595	$8,060,580

20.	SERIES F SHARES MANDATORY REDEMPTION PAYABLE

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

21.	OTHER PAYABLES

	September 30,	December 31,
	2015	2014

Due to third parties	$2,631,796	$8,176,469
Due to debts loan	4,797,332	-
Promissory notes issued to third parties	3,100,000	1,100,000
Due to local government	2,327,464	2,419,513
	$12,856,592	$11,695,982

Less: Amount classified as non-current liabilities
Due to debts loan	(4,797,332)	-
Amount classified as current liabilities	$8,059,260	$11,695,982

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

22.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loans			September 30,		December 31,
Name of lender	Interest rate	Term	2015		2014
Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	$273,876	^*	$325,092	^*
Huangyuan County Branch, Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.18%	October 21, 2014 - October 20, 2015	-	^*	4,085,635	^*
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
			$273,876		$4,410,727

Long term debts			September 30,		December 31,
Name of lender	Interest rate	Term	2015		2014

GanGuo Village Committee	12.22%	June 2012 - June 2017	$151,447		$179,768
Bo Huang Town
Huangyuan County,
Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	2,065,186	^*#	2,451,381	^*#
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
Less: The current portion reclassified as short term debts			(273,876)		(325,092)
			$1,942,757		$2,306,057

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $471,048 (2014: $499,856).
#	repayable $273,876, $650,184, $650,184 and $490,942 in 2015, 2016, 2017 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

23.	BONDS PAYABLE

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

Terms of the bonds are as follows:

Issue size:	$16,800,000
Number of units offered:	840 units
Number of units issued:	69 units
Principal value per unit:	$25,000 per unit
Net payable value /bond:	$20,000 per unit
Discounted value/bond:	$5,000 paid to bond holder
Maturity date:	2 years (September 30, 2015)
Participating interest:	5% per annum
Effective yield:	11.80% per annum

	September 30,	December 31,
	2015	2014

Bonds payable	$1,725,000	$1,725,000

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $200,000 for the year ended December 31, 2014. As of December 31, 2014, the deferred compensation balance was $100,000 and the deferred compensation balance of $100,000 was to be amortized over 6 months beginning on January 1, 2015.

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $0, $50,000, $100,000 and $150,000 for the three months and the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the deferred compensation balance was $0.

24.	NEGOTIABLE PROMISSORY NOTES

On August 29, 2015 , TRW issued negotiable promissory notes to three fund companies and one individual for $3,450,000 and the company acted as guarantor for repayment.

	September 30,	December 31,
	2015	2014

Negotiable promissory notes	$3,450,000	$-

Issuer:	Tri-way Industries Limited ("TRW")
Principal amount:	$3,450,000
Interest rate	2.50% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Default interest rate	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Interest payment	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
Issue date:	August 29, 2015
Repayment date:	Repaid in full within 120 calendar days from the issue of notes
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notice to TRW and the Company., the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event") from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur.
Security:	Corporate guarantee by the Company

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

25.	CONVERTIBLE NOTE PAYABLES

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

	September 30,	December 31,
	2015	2014

10.50% convertible note of maturity date February 28, 2020	$35,468,110	$15,803,928

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt premium of $378,788, $18,758, $838,832 and $18,758 was amortized for the three months and the nine months ended September 30, 2015 and 2014, respectively.

As of December 31, 2014, there was $15,509,933 principal outstanding and accrued interest in the amount of $293,995 that was owed under the terms of the convertible note. As of September 30, 2015, there was $33,333,333 principal outstanding and accrued interest in the amount of $2,135,777 that was owed under the terms of the convertible note.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

The Company calculated professional service compensation of $1,500,000 in respect of convertible note issue, and recognized $375,000, $0, $1,125,000 and $0 for the three months and the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the deferred compensation balance was $375,000 was to be amortized over 3 months beginning on October 1, 2015.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

26.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of September 30, 2015 and December 31, 2014 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

26.	SHAREHOLDERS’ EQUITY (CONTINUED)

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

There were 0 and 7,000,000 shares of Series B convertible preferred stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of September 30, 2015 and December 31, 2014 are 0 shares and grand total issued and outstanding preferred stock as of September 30, 2015 and December 31, 2014 are 100 and 7,000,100 shares, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

26.	SHAREHOLDERS’ EQUITY (CONTINUED)

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

During the three months ended September 30, 2015, the Company issued 280,000 shares of common stock for $12.50 as collateral to secure trade finance facility amounting to the extent of $3,500,000, and cancelled 514 shares for $10.97 per share for reverse splits adjustments.. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $0 and $33,693 has been credited to consolidated statements of income as other income for the three months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, the Company executed several agreements with third parties to raise debts loan by issuance of the Company’s common stock. The Company issued (i) 753,304 shares of common stock ranging from $6.96 to $8.91 as collateral to secure debts loan of $4,797,332, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; (ii) 280,000 shares of common stock of $12.50 as collateral to secure trade finance facility amounting to the extent of $3,500,000, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; (iii) 153,392 shares at $11.13 per share and 75,002 shares at $14.20 per share to decimal stockholder to round up its shares holding; (iv) 47,787 shares of common stock valued to employees and directors at fair value of $15.20 per share for $726,315 for employee compensation; 7,000,000 shares of Series B preferred stock were converted into 707,070 shares under terms of issue; and cancelled 514 shares for $10.97 per share for reverse splits adjustments. .Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $0 and $275,086 has been credited to consolidated statements of income as other income for the nine months ended September 30, 2015 and 2014, respectively.

The Company has 19,178,757 and 17,162,716 shares of common stock issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

27.	OBLIGATION UNDER OPERATING LEASES

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

Lease expense was $40,591, $40,591, $121,773 and $118,709 for the three months and the nine months ended September 30, 2015 and 2014, respectively.

The future minimum lease payments as of September 30, 2015, are as follows:

Year ending December 31, 2015	$40,591
Thereafter	86,561
$127,152

28.	STOCK BASED COMPENSATION

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

28.	STOCK BASED COMPENSATION(CONTINUED)

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

The Company calculated stock based compensation of $4,246,495, $133,744 as of September 30, 2015 and December 31, 2014, respectively.

The Company recognized $1,123,030, $288,469, $2,883,096 and $355,341 for the three months and the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the deferred compensation balance for staff was $1,107,272 and the deferred compensation balances of (i) $562,500; and (ii) $544,772 were to be amortized over 3 and 9 months respectively beginning on October 1, 2015.

29.	CONTINGENCIES

As of September 30, 2015 and December 31, 2014, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

30.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the nine months ended September 30, 2015 and 2014, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $692,906 and $1,172,059 as of September 30, 2015 and December 31, 2014, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

31.	EARNINGS PER SHARE

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

	Three months ended September 30, 2015	Three months ended September 30, 2014
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$21,522,100	$24,501,862
Basic earnings per share	$1.14	$1.49

Basic weighted average shares outstanding	18,822,876	16,469,314

	Three months ended September 30, 2015	Three months ended September 30, 2014
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$21,522,100	$24,501,862
Add back interest on convertible notes	-	-
Net income used in computing diluted earnings per share	$21,522,100	$24,501,862

Diluted earnings per share	$1.14	$1.43

Basic weighted average shares outstanding	18,822,876	16,469,314
Add: weight average of common stock converted from Series B Convertible preferred shares outstanding	-	707,070
Diluted weighted average shares outstanding	18,822,876	17,176,384

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$54,587,143	$68,376,819
Basic earnings per share	$3.02	$4.42

Basic weighted average shares outstanding	18,089,629	15,465,642

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$54,587,143	$68,376,819
Add back interest on convertible notes	-	-
Net income used in computing diluted earnings per share	$54,587,143	$68,376,819

Diluted earnings per share	$3.02	$4.23

Basic weighted average shares outstanding	18,089,629	15,465,642
Add: weight average of common stock converted from Series B Convertible preferred shares outstanding	-	707,070
Diluted weighted average shares outstanding	18,089,629	16,172,712

For the three months ended September 30, 2015 and 2014, full dilution effect of convertible note of $597,813 (9.30.2014: $6,982,667) was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted to exercise shares before October 1, 2015 under terms of convertible note agreement.

For the nine months ended September 30, 2015 and 2014, full dilution effect of convertible note of $35,468,110 (9.30.2014: $6,982,667), was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted to exercise shares before October 1, 2015 under terms of convertible note agreement.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

32.	SUBSEQUENT EVENTS

The Company obtained banking facilities from Agriculture Development Bank of China to the extent of $14,151,000.

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

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(SJAP, QZH and HSA)
Plantation Division	(JHST)
Cattle Farm Division	(MEIJI and JHMC)
Corporate & Others Division	(SIAF)
Fishery Division	(CA)

A summary of each business division is described below:

●	Beef and Organic Fertilizer Division refers to:

(i)	The operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers and, (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a fully owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”); as such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

●	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

●	Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

●	Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

Capital Award generates revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its A Power Module Technology Systems (“APM”) as follows:

(A). Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations.

(B). Seafood Sales from CA’s projected farms

Capital Award generates following sales revenues from:

(1). Sales to JFD (“Fish Farm 1” or “FF1”), which is a Sino Foreign Joint Venture Company (“SFJVC”), and sales derived from seafood sold by JFD (currently, only the JFD subsidiary is a SFJVC), being consolidated into our wholly owned Hong Kong subsidiary Tri-way Industries Ltd. (“TRW”) as one entity.

FF1 generates sales from its production of (a) its in-door APM farm with 16 APM production units and (b) its open dam farms producing fish and prawns from 310 Mu (52 acres) of land leased from Zhongshan A Power Prawn Culture Farms Development Co. Ltd. (“ZSAPP,” “Prawn Farm 2” or “PF2”).

(2). Sales to and sales derived from seafood from the unincorporated companies, including Enping City A Power Prawn Culture Development Co. Ltd. (“EBAPCD,” “Prawn Farm 1” or “PF1”) and ZSAPP, are accounted for independently as follows:

CA and PF1: (a) CA purchases prawn and/or fish fingerling and feed stocks from third party suppliers and resells them to PF1 at variable small or no profit margins and (b) CA purchases matured prawns and fish from PF1 and sells to third parties (wholesale markets)

PF1 generates sales from its production of (a) its indoor APM farm with 4 APM production units in 2014 and 16 APM production units from Q3 2015 and (b) its open dam farms producing fish and prawns from a 290 Mu (or 48 acres) of land leased from PF2.

CA and PF2: (a) CA earns commission from the sale of prawn fingerlings that are sold by PF2 to third parties, and in this respect PF2 produces its own prawn fingerlings as compared to CA’s purchasing them from PF2 and reselling them to PF1 or FF1, as described above, and (b) CA purchases matured prawns and fish from PF2 and sells to third parties (wholesale markets).

PF2 has 6 indoor APM production units producing mainly prawn fingerling and an open dam farms situated on about 400 Mu (about 66 acres) producing prawns and fish.

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for three months ended September 30, 2015 compared to for three months ended September 30, 2014.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended	Difference	Note
	Sept. 30. 2015	Sept. 30. 2014
Revenue	124,666,399	107,220,059	17,446,340	1
Consulting, services, commission and management fee	28,633,558	25,048,644	3,584,914	1
Sale of goods	96,032,841	82,171,415	13,861,426	1
Cost of goods sold and services	92,416,206	72,723,395	19,692,811	2
Consulting, services, commission and management fee	17,151,938	13,601,869	3,550,069	2
Sale of goods	75,264,268	59,121,526	16,142,742	2
Gross Profit	32,250,193	34,496,664	(2,246,471)	3
Consulting, services, commission and management fee	11,481,620	11,446,775	34,845	3
Sale of goods	20,768,573	23,049,889	(2,281,316)	3
Other income (expenses)	(581,687)	(17,599)	(564,088)
General and administrative expenses	(3,951,922)	(3,594,509)	(357,413)	4
Net income	27,716,584	30,884,556	(3,167,972)
EBITDA	30,001,773	32,347,402	(2,345,629)
Depreciation and amortization (D&A)	(956,573)	(1,199,182)	242,609	5
EBIT	29,045,200	31,148,220	(2,103,020)
Net Interest	(1,328,616)	(263,664)	(1,064,952)
Tax	0	0	0
Net Income	27,716,584	30,884,556	(3,167,972)
Non - controlling interest	(6,194,484)	(6,382,694)	188,210	7
Net income to SIAF Inc. and subsidiaries	21,522,100	24,501,862	(2,979,762)
Weighted average number of shares outstanding
- Basic	18,822,876	16,469,314	2,353,562
- Diluted	18,822,876	17,176,384	1,646,492
Earnings Per Share (EPS)				8
- Basic	1.14	1.49	-0.35
- Diluted	1.14	1.43	-0.29

Overview of Q3 2015 compared to Q3 2014 (as illustrated in Table 1A above):

●	Overall sales revenues of the quarter have been good, increasing by $17.4 million (or 16.27%) generating over $96.03 million from sales of goods and $28.6 million from Consulting and Service Division. However overall gross profit went down marginally by $2.25 million (or 6.5%) due mainly to SJAP’s sales of live cattle resulting in gross profit of $1.1 million instead of $5.03 million in 2014 (a difference of $3.93 million) in overall gross profit (please see below for more details).

●	Sales revenues from the Consulting & Services division increased by $3.58 million (or 14.3%) with a marginal increase in gross profit by $0.035 million due primarily to the fact that lower margins could only be generated from the development of the Zhongshen New Prawn Farm project because it is a much bigger project than any other project that Company has undertaken and it is reasonable to do so at a lower profit margin.

●	The other primary reasons causing the lower gross profits are:

•	The increase in general and administration expenses due mainly to the expenses incurred by the Corporate Division in carrying out various corporate exercises (e.g., seeking of new sources of financing, upgrading of listing status, etc.) increases by $0.37 million to $3.96 million compared to the already high expenses of $3.59 million of Q3 2014.

•	The increase in interest expenses by $1.06 million from $0.26 million in Q3 2014 to $1.33 million in Q3 2015.

Therefore, the overall results are within expectations showing improvements in all segments of the Company’s business activities except the live cattle division of SJAP and indicating that the Company’s business strategies are heading the right direction.

The fall of profit in SJAP’s live cattle sales was anticipated since Q2 2015 due mainly to the lowering of local cattle prices impacted by the heavy volumes of imports from other countries that was caused by the relaxed policies adapted by the Chinese Government to open up the local cattle and beef markets for some the exporting countries (i.e., Australia, New Zealand, Brazil and other South American countries). For more details please see below.

Notes to Table A.1’s 1, 2 & 3:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

●	The Company’s revenues were generated from (A) Sales of Goods and (B) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

Table (A.2). Below shows segmental break-down figures of Sales of Goods, related cost of sales and GPs for the three months ended September 30, 2015(Q3 2015) and the three months ended September 30, 2014 (Q3 2014).

●	Beef and Organic Fertilizer Division refers to:

(i)	The operations of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sale of live cattle inclusive of:

(a) Cattle that are not slaughtered in our own slaughter house operated by QZH are sold live to third party livestock wholesalers.

	In US$	Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2015Q3	2014Q3	2015Q3	2014Q3	2015Q3	2014Q3

SJAP	Sales of live cattle	16,360,557	17,599,116	15,261,704	12,572,988	1,098,853	5,026,129
	Sales of feedstock
	Bulk Livestock feed	1,623,585	1,101,471	753,825	528,982	869,760	572,488
	Concentrate livestock feed	2,710,543	3,095,750	1,569,175	1,957,093	1,141,368	1,138,656
	Sales of fertilizer	589,937	440,588	383,232	211,593	206,704	228,995
	SJAP Total	21,284,622	22,236,925	17,967,937	15,270,656	3,316,685	6,966,269

	% of increase or (decrease)	-4%		18%		-52%

			2015Q3	2014Q3	Difference
SJAP	Cattle Operation
	Production and Sales of live cattle	Heads	5,136	4,777	359
	Average Unit sales price	US$/head	3,185	3,684	-499
	Unit cost prices	US$/head	2,972	2,351	621
	Production and sales of feedstock				-
	Bulk Livestock feed	MT	8,939	6,048	2,891
	Average Unit sales price	US$/MT	182	182	-0
	Unit cost prices	US$/MT	84	87	-3
	Concentrated livestock feed	MT	6,000	7,625	-1,625
	Average Unit sales price	US$/MT	452	406	46
	Unit cost prices	US$/MT	262	257	5
	Production and sales of fertilizer	MT	3,000	2,348	652
	Average Unit sales price	US$/MT	197	188	9
	Unit cost prices	US$/MT	128	90	38

The average of live cattle prices fell by $499/head based on average prices at RMB25/Kg (live weight) compared to the average of RMB32/Kg in same period of 2014 representing a drop of 21.87% in average live weight prices of local cattle.

The increase of bulk livestock feed sales by some 2,891 MT in the quarter is due mainly to the natural increases of cattle being kept by regional farmers in preparation for the coming winter season.

Overall sale revenues of SJAP’s operations decreased by $1 million (or 4.5%) from 2014’s $22.2 million to 2015’s $21.2 million and gross profit fell by $3.65 million (or 52%) from 2014’s $6.97 million to 2015’s $3.32 million because of the drop in live cattle prices.

(b) Cattle that are sold to QZH and being slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a wholly owned subsidiary of SJAP; as such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into APWAM as one entity.

		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
In US$		2015Q3	2014Q3	2015Q3	2014Q3	2015Q3	2014Q3
QZH	* QZH's (Slaughter & Deboning operation)	438,911	341,337	215,417	192,938		148,399
	** QZH's (Deboning operation)						-
	(a) on cattle & Lamb locally supplied	3,396,515	3,595,291	2,625,413	2,376,128	771,102	1,219,163
	(b) on imported beef and mutton	8,290,735	1,732,423	5,952,077	950,900	2,338,658	781,523
	(C ) Sales of live cattle	2,076,677		2,016,291			-
	QZH Total	14,202,838	5,669,051	10,809,198	3,519,966	3,393,640	2,149,085
	% of Increase or (decrease)	151%		207%		58%

* QZH (Slaughter & De-boning operation)

Slaughter operation
Slaughter of cattle	Heads	1,200	845	355
Service fee	US$/Head	8	8	-
Sales of associated products	Pieces	1,200	999	201
Average Unit sales price	US$/Piece	358	335	23
Unit cost prices	US$/Piece	180	193	-14
De-boning & Packaging activities
From Cattle supplied locally
De-boned Meats	MT	301	286	15
Average Unit sales price	US$/MT	11,284	12,591	-1,307
Unit cost prices	US$/MT	8,722	8,321	401
From imported beef	MT	996	84	912
Average Unit sales price	US$/MT	8,324	8,722	-398
Unit cost prices	US$/MT	5,976	4,610	1,366
From imported lamb	MT		121
Average of sales price	US$/MT		8,263
Average of cost prices	US$/MT		4,659
Production and Sales of live cattle	Heads	867
Average Unit sales price	US$/head	2,395
Unit cost prices	US$/head	2,326

Lowering of live cattle prices impacts locally produced and dressed meat prices as well as imported meat prices. However, packed and dressed meat prices are not a simple derivation due mainly to different cuts of meats having different demand and pricing (e.g., the demand for and therefore the price of strip loin is much higher than those for cull-rolls).

QHZ increased sales revenues by $8.53 million (or 151%) from 2014’s $5.67 million to 2015’s $14.2 million due mainly to the increase in imported beef jumping from 2014’s $1.73 million to 2015’s $8.29 million representing an increase of $6.56 million (or 379.2%), which is a significant increase. In turn, gross profit increased by $1.24 million (or 58%).

(ii)	The operations of HSA in manufacturing and sales of organic fertilizer.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2015Q3	2014Q3	2015Q3	2014Q3	2015Q3	2014Q3
HSA	Sales of Organic fertilizer	924,563	1,095,621	704,048	813,487	220,516	282,134
	Sales of Organic Mixed Fertilizer	3,946,710	4,698,541	2,251,100	3,885,054	1,695,610	813,487
	HSA Total	4,871,273	5,794,162	2,955,147	4,698,541	1,916,126	1,095,621

	% of increase or (decrease)	-16%		-37%		75%

HSA	Fertilizer and Cattle operation				-
	Organic Fertilizer	MT	3,355	4,080	-725
	Average Unit sales price	US$/MT	264	264	0
	Unit cost prices	US$/MT	204	198	6
	Organic Mixed Fertilizer	MT	8,884	10,383	-1,499
	Average Unit sales price	US$/MT	444	453	-8
	Unit cost prices	US$/MT	253	374	-121
	Retailing packed fertilizer (For super marlet sales)	MT	51	20	31
	Average Unit sales price	US$/MT	738	927	-189
	Unit cost prices	US$/MT	382	343	39

Overall sales of organic mixed fertilizer (“OMF”) was reduced to $3.95 million compared to 2014’s $4.7 million resulting in a reduction of $ 1.75 million (or 15.95%), but that doesn’t mean that the demand for HSA’s OMF is decreasing since OMF is mainly sold to lake fishermen producing cheap species of fish, such as carp. They plan their fertilizer inventories, usually based on the quarter’s price of carp; however they have huge lakes with the capacity to grow the carps to meet the market demand. However, they must eventually increase the application of our OMF to provide enough nutrients in the lakes to maintain their production of carp. While we cannot predict accurately during which quarter this may happen, it usually occurs during one or two quarters annually.

HSA managed to reduce its cost of production of OMF by an average of $121/MT (or 32.35%) due to the lower cost of raw materials being sourced and applied, which represents a significant cost savings.

Overall gross profit has increased by $0.82 million (or 74.5%) from 2014’s $1.1 million to 2015’s $1.92 million due mainly to cost savings in raw materials.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”). JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2015Q3	2014Q3	2015Q3	2014Q3	2015Q3	2014Q3

JHST	Sales of Fresh HU Flowers	530,511	460,176	209,343	149,494	321,168	310,682
	Sales of Dried HU Flowers	6,476,837	4,237,312	2,107,165	1,183,295	4,369,672	3,054,017
	Sales of Dried Immortal vegetables	307,508	1,116,179	103,687	371,951	203,821	744,228
	Sales of Vegetable products	60,537	-	27,709	-	32,828	-
	JHST/Plantation Total	7,375,393	5,813,667	2,447,904	1,704,740	4,927,489	4,108,927

	% of increase or (decrease)	27%		44%		20%

JHST	Plantation of HU Flowers and Immortal vegetables

Fresh HU Flowers	Pieces	3,000,000	3,045,250	-45,250
Average Unit sales price	US$/Pieces	0.18	0.15	0.03
Unit cost prices	US$/Pieces	0.07	0.05	-
Dried HU Flowers	MT	398	307	91
Average Unit sales price	US$/MT	16,294	13,802	2,492
Unit cost prices	US$/MT	5,301	3,854	1,447
Dried Immortal vegetables	MT	4	15	-12
Average Unit sales price	US$/MT	87,859	74,412	13,448
Unit cost prices	US$/MT	29,625	24,797	4,828
Vegetable products	MT	25.26	-
Average Unit sales price	US$/MT	2,396	-
Unit cost prices	US$/MT	1,097	-

Revenue from our plantation division increased by $1.56 million (or 27%) from $5.8 million for Q3 2014 to $7.38 million for Q3 2015. The increase was primarily due to higher prices both in fresh flowers by $0.03/piece and dried flowers by $2,492/MT and the increase in production 398 MT in 2015 (mainly produced by our own farm without any flowers being brought from regional growers due to the extremely wet season causing many problems associated with diseases for the regional growers) from 2014’s 307 MT (which comprised over 50% of flowers being brought from regional growers); this means that our own farm has shown a marked improvement since 2014.

There was a decrease in sales by 12 MT (or 80%) in immortal vegetables due primarily to the failure of marketing and promotional efforts that did not effectively reach the right type of consumers. Consequently, the Company is exploring various options and is dedicated to finding a solution in the near future. However, we have not reduced the price of the Immortal Vegetables because we remain confident that as an herbal vegetable, especially one that contains heavy selenium content, our Immortal Vegetables will eventually find a suitable place in the Asian markets.

●	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who are selling them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2015Q3	2014Q3	2015Q3	2014Q3	2015Q3	2014Q3

MEIJI
(CF1)	Sale of Live cattle (Aromatic)	9,636,919	6,814,990	8,996,149	6,443,072	640,770	371,918
	MEIJI / Cattle farm Total	9,636,919	6,814,990	8,996,149	6,443,072	640,770	371,918

	% of increase or (decrease)	41%		40%		72%

MEIJI	Production and sale of Live cattle (Aromatic)	Heads	4,449	2,846	1,603
CF1	Average Unit sales price	US$/head	2,166	2,395	-228
	Unit cost prices	US$/head	2,022	2,264	-242

Cattle Farm 1 increased sales by $2.83 million (or 41%) from 2014’s $6.81 million to 2015’s $9.64 million with gross profit increased by $0.27 million (or 72%) from $0.37 million in 2014 to 2015’s $0.64 million due primarily to an increase in sales of 1,603 head of cattle.

●	Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2015Q3	2014Q3	2015Q3	2014Q3	2015Q3	2014Q3

SIAF
	Sales of goods through trading/import/export activities
	on seafood	2,743,902	11,757,113	2,439,024	10,632,839	304,878	1,124,274
	on imported beef and mutton	7,317,703	1,354,017	6,504,624	915,843	813,078	438,174
	SIAF/ Others & Corporate total	10,061,605	13,111,130	8,943,649	11,548,682	1,117,956	1,562,448

	% of increase and (decrease)	-23%		-23%		-28%

SIAF	Seafood trading from imports
	Mixed seafoods	MT	132	728	-596
	Average of sales price	US$/MT	20,787	16,150	4,637
	Average of cost prices	US$/MT	18,477	14,606	3,872
	Beef & Lambs trading from imports	MT	955	206	749
	Average of sales price	US$/MT	7,663	6,573	1,090
	Average of cost prices	US$/MT	6,811	4,446	2,365

Revenue from the corporate division decreased by $3.1 million or (23%) from 2014’s $13.1 million to 2015’s $10.06 million. The decrease was primarily due to less seafood being imported from Madagascar resulting from increased government restrictions on exports. While imports from other countries are being carried out with the aim of bridging the shortfall from Madagascar, it will take some time to develop such business from new countries. On the other hand, its imported beef activity has increased by $5.9 million (or 421%) from 2014’s $1.4 million to 2015’s $7.3 million.

Gross profit from the corporate decreased by $0.45 million or (28%) from $1.56 million for the three months ended September 30, 2014 to $1.12 million for the three months ended September 30, 2015. The decrease was primarily due to the reasons set forth above.

In this respect, the Company is confident that this segment of activities will improve rapidly because there is high market demand in China for beef and seafood compared to many other countries. Management therefore believes that the Company is positioned to capitalize on this favorable environment especially when the disposable income of China’s middle class is rising.

●	Fishery Division refers to the operations of Capital Award covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where Capital Award generates revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its APM technology and management systems as follows:

(A) Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations.

(B) Seafood Sales from CA’s projected farms

Capital Award generates following sales revenues from:

(1) Sales to JFD (or Fish Farm 1 or FF1) which is an SFJVC and sales derived from seafood brought from JFD (currently, only the JFD subsidiary is a SFJVC), the financial statements of which are consolidated into TRW as one entity.

FF1 generates sales from its production of (a) its indoor APM farm with 16 APM production units and (b) its open dam farms producing fish and prawns from a 310 Mu (or 52 acres) of land leased from PF2.

(2) Sales to and sales derived from seafood brought from the un-incorporated companies, covering EBAPCD (or Prawn Farm 1 or PF1) and ZSAPP (or Prawn Farm 2 or PF2) are accounted for independently as follows:

CA and EBAPCD (PF1): (a) CA purchases prawn and/or fish fingerling and feed stocks from third party suppliers and resells to PF1 at variable small or no profit margins and (b) CA purchases matured prawns and fish from PF1 and sells to third parties (wholesale markets).

PF1 generates sales from its production of (a) its indoor APM farm with 4 APM production units in 2014 and 16 APM production units from Q3 2015 and (b) its open dam farms producing fish and prawns from a 290 Mu (or 48 acres) of land leased from PF2.

CA and ZSAPP (PF2): (a) CA earns commissions from the sale of prawn fingerlings that are sold by PF2 to third parties, and in this respect PF2 produces its own prawn fingerlings as compared to CA’s purchasing them from PF2 and resells them to PF1 or FF1, as described above, and (b) CA purchases matured prawns and fish from PF2 and sells to third parties (wholesale markets).

PF2 has 6 indoor APM production nurseries producing prawn fingerling and an open dam farms situated on about 400 Mu (about 66 acres) producing prawns and fish.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2015Q3	2014Q3	2015Q3	2014Q3	2015Q3	2014Q3

CA	Sales of
	Fish (Sleepy cods)	2,483,441	1,533,699	1,972,465	1,200,856	510,976	332,843
	Eels	8,946,181	14,406,907	8,722,749	9,035,340	223,432	5,371,567
	Prawns	11,080,543	6,790,885	8,199,790	5,699,673	2,880,753	1,091,212
	Mixed fishes	6,090,026		4,249,280		1,840,746	-
	CA/ Fishery total	28,600,191	22,731,491	23,144,284	15,935,869	5,455,907	6,795,622

	% of increase or (decrease)of sales of
	Fish (Sleepy cods)	62%		64%		54%
	Eels	-38%		-3%		-96%
	Prawns	63%		44%		164%
	Mixed fishes
	CA/ Fishery total	26%		45%		-20%

CA	Production and sale (Inclusive contrated farms) of live fish etc.
	Fish (Sleepy cods)	MT	145	98	47
	Average Unit sales price	US$/MT	17,127	15,650	1,477
	Unit cost prices	US$/MT	13,603	12,254	1,350
	Eels	MT	425	577	-152
	Average Unit sales price	US$/MT	21,050	24,958	-3,908
	Unit cost prices	US$/MT	20,524	15,652	4,872
	Prawns	MT	676	483	193
	Average Unit sales price	US$/MT	16,391	14,060	2,332
	Unit cost prices	US$/MT	12,130	11,801	329
	Mixed fishes	MT	1,609
	Average Unit sales price	US$/MT	3,784
	Unit cost prices	US$/MT	2,640

Revenue from fishery increased by $5.9 million or (26%) from $22.7 million for Q3 2014 to $28.6 million for Q3 2015. The increase in fishery was primarily due to our increase in productivity and in turn increasing the sale of sleepy cods, prawns and mixed fish.

Gross profit from fishery decreased by $1.34 million or (20%) from $6.8 million for the three months ended September 30, 2014 to $5.46 million for the three months ended September 30, 2015, which was primarily due to the lower profit generated from the sale of eels in 2015 compared to 2014 due to the reduced supplies of fingerling eels in 2014, leading to lower production of eels; however, sales and gross profits both in sleepy cods and prawns achieved good results during this quarter, increasing by 63% in revenues and gross profit of 54% for sleepy cods and 63% in sales revenues and gross profits of 164% for prawns as compared to same period Q3 in 2014 as shown in the table above.

In this respect, it shows the vitality of our farms in adapting to the changes needed to grow different species of seafood whenever the supply or market conditions change, affecting the supply or prices of a certain species of seafood.

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table A.5 below shows the revenue, cost of services and gross profit generated from consulting, services, commission and management fee for three months ended September 30, 2015 (Q3 2015) and the three months ended September 30, 2014 (Q3 2014).

	2015Q3	2014Q3	Difference	Description of work
Sales Revenues (Consulting and Services)

CA	28,633,558	24,598,641	4,034,917	Working in progress of PF(2), NPF
SIAF		-	-
Group Total Revenues	28,633,558	24,598,641	4,034,917
Cost of sales
CA	17,151,938	13,601,869	3,550,069
Group Total Cost of sales	17,151,938	13,601,869	3,550,069
Gross Profit
CA	10,380,667	10,996,772	-616,105
Group Total Gross Profit	10,380,667	10,996,772	-616,105

% of increase or (decrease)
Group revenues	16%
Group gross profits	-6%

Revenues (consulting, service, commission and management fee):

Revenues increased by $4.0 million (or 16%) from $24.6 million for Q3 2014 to $28.6 million for Q3 2015. The increase was primarily due to an increase in revenue from the construction and development work done on the Zhongshan New Prawn of $19.36 million, which contributed 68% of the total revenue of $28.6 million.

Cost of services for consulting, service, commission and management fees increased by $3.5 million (or 26%) from $13.6 million for Q3 2014 to $17.15 million for Q3 2015, in turn reducing overall gross profit by $0.6 million (or 6%) from $11 million for Q3 2014 to $10.4 million for Q3 2015.

●	Table A.6 below highlights information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF, respectively, as at September 30, 2015:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as of 30.09.2014	Notes
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational

Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	2 phases and road work and Phase 3 extension of grow-out farm & Phase 4 demonstrated hydroponic farm	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million, Phase 3 US$5.2 million & Phase 4 US$1.6 million	Extension work 90% completed with development of the demonstration hydroponic farm outstanding and scheduling to start work within December 2015.

Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) completed and Phase (4) not started.	Phase's 4 work is to develop more RAS open dams which progress is pending on the performance of the newly developed RAS open dams using our latest generation of APM technology that are being developed in PF(2)that will show results during Q4 2015.

Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) started and Phase 4 work is not started.	Phase 3 is to develop new RAS open dams using our latest generation of our APM technology on a 20,000 m2 block of land scheduling to be completed and in operation within Q4 2015.

Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational

Cattle Fram (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	February 2012	March. 2014	$10.6 million	Operational

Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed

Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Restaurant 7 is now in operation

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	operational	Alternation and renovation work to improve its working environment is in progress.

	Shanghai City		3,000 m2	Two Phases	Sept. 2014	December. 2014	$5 million	Operational	Minor improvement works are in progress.

New Zhangshan Prawn Project	Zhongshan City	Phase (1)S(1)= 10,000 MT S(2)= 30,000 MT Phase (2) S(1)=100,000 MT Phase (3) 200,000 MT	3600 MU land & BU area 3.57 million square meter	Phase (1) Stage (1)	Nov. 2013	10 years for 100,000 MT capacity & 20 years for whole integrated project	10 years for US$2.6 billion	Installation and finishing works are being carried out on Stage 1 Phase 1 that with a designed capacity of 6,000 MT / year.	Basic infrstractural work on Stage 2 Phase 1 is in progress and upon completion total designed capacity is for 10,000 MT / year collectively from Stage 1 & 2 of Phase 1.

Note (4) to Table A 1 Other Income

Table (Note 4.1) below shows the Gain/Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for Q3 2015

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As of July 1, 2015
9/22/2015	280,000.00	12.50	280.00	3,499,720.00	3,500,000.00		Restricted shares issued as security to secure trade facility of US$3.5 m
9/30/2015	-514.00	10.97	-0.51	-5,638.07	-5,638.58		Readjustment to reversed split shares
As of Sept.30, 2015	279,486.00		279.49	3,494,081.93	3,494,361.42	-

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

The other income for the three months ended September 30, 2015 amounted to $(581,687) and derived from the combination of (1) Gain on extinguishment of debt $0 (Note 4), Government Grant $746,929 and other income $0 less interest expenses of $1,328,616. The other income for the three months ended September 30, 2014 was derived from the combination of (1) gain on extinguishment of debt $33,693 (Note 4), a government grant of $57,340 and other income $155,032 less interest expenses of $263,664.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $ 0 and $33,693 has been credited (charged) to operations for the three months ended September 30, 2015 and 2014, respectively.

●	Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $1,422,365, or 37%, from $3,858,173 for Q3 2014 to $5,280,538 for Q3 2015. The increase was primarily due to increase in Office and corporate expenses of $335,961 from $1,961,690 for Q3 2014 to $2,297,651 for Q3 2015, and the increase in interest expenses of $1,064,952 from $263,664 for Q3 2014 to $1,328,616 for Q3 2015. Overall, the situation is that there were much costly corporate expenses associated with a number of corporate exercises that the Company has been doing in the past two years without much benefit; consequently, the Company decided to limit such expenses until such time as the benefits to the Company will become more apparent.

Table (to Note 5)

Category	2015 Q3	2014 Q3	Difference
	$	$	$
Office and corporate expenses	2,297,651	1,961,690	335,961
Wages and salaries	495,734	486,172	9,562
Traveling and related lodging	16,998	20,647	-3,649
Motor vehicles expenses and local transportation	43,966	48,635	(4,669)
Entertainments and meals	24,813	33,030	(8,217)
Others and miscellaneous	415,625	444,765	(29,140)
Depreciation and amortization	657,135	599,570	57,565
Sub-total	3,951,922	3,594,509	357,413
Interest expenses	1,328,616	263,664	1,064,952

Total	5,280,538	3,858,173	1,422,365

Note (6) to Table A 1 Depreciation and Amortization

Depreciation and amortization decreased by $242,609 or 20 % to $956,573 for Q3 2015 from $1,199,182 for Q3 2014.The decrease was primarily due to the decrease of depreciation by $98,627 to $538,147 for Q3 2015 from depreciation of $636,774 for Q3 2014 whereas the decrease of amortization by $143,982 to $418,426 for Q3 2015 from amortization of $562,408 for Q3 2014.

In this respect, total depreciation and amortization amounted to $956,573 for Q3 2015, out of which amount $657,135 was reported under general and administration expenses and $299,438 was reported under cost of goods sold; whereas total depreciation and amortization was at $1,199,182 for Q3 2014 and out of which amount $599,570 was reported under General and Administration expenses and $599,612 was reported under cost of goods sold.

Note (7) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

Names of intermediate holdco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.		Triway Industries Ltd.(HK)	Total
Abbreviated names	CA	(MEIJI)			(APWAM)		(TRW)

% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%		75%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)	Qing Hai Zhonghe Meat product Co.Ltd (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)	(JFD)
				Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Net income of the P.R.C. subsidiaries for the period ended 30. Sept. 2015 in $		$4,710,497	$480,260	$1,068,535	$4,277,613	$3,267,575	$1,961,973

Equity % of non-controlling interest		25%	25%	24%	55%	55%	25%

Non-controlling interest's shares of Net incomes in $		$1,177,624	$120,065	$256,448	$2,352,687	$1,797,166	$490,493	$6,194,484

The Net Income attributed to non-controlling interest is $6,194,484 shared by (JHST, JHMC, HSA, SJAP, QZH and JFD collectively) for Q3 2015 as shown in Table (F) above.

Note (8) to Table A 1 Earnings per share (EPS)

Earnings per share decreased by $0.35 (basic) and $0.29 (diluted) per share from EPS of $1.49 (basic) and$1.43 (diluted) for Q3 2014 to EPS of $1.14 (basic) and$1.14 (diluted) for Q3 2015.The reason for the decrease is primarily due to the decrease of net income attributable to Sino Agro Food, Inc. and subsidiaries by $2.93 million from $24.50 million for Q3 2014 to $21.57 million for Q3 2015.

Part B. Unaudited Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (audited)

Consolidated Balance sheets				Note
	September 30, 2015	December 31, 2014	Changes +-
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	9,551,180	3,031,447	6,519,733	B
Inventories	51,133,915	45,967,993	5,165,922	9
Cost and expected earnings in excess of billings on uncompleted contracts	1,306,885	-	1,306,885
Deposits and prepaid expenses	85,040,561	75,951,591	9,088,970	10
Accounts receivable, net of allowance for doubtful accounts	129,257,822	104,503,071	24,754,751	11
Other receivables	66,633,542	52,305,260	14,328,282
Total current assets	342,923,905	281,759,362	61,164,543
Property and equipment
Property and equipment, net of accumulated depreciation	76,201,470	64,352,975	11,848,495	12
Construction in progress	93,080,574	69,120,277	23,960,297	13
Land use rights, net of accumulated amortization	59,965,379	63,322,202	(3,356,823)	14
Total Property and equipment	229,247,423	196,795,454	32,451,969
Other assets
Proprietary technologies, net of accumulated amortization	10,969,666	11,480,298	(510,632)	15
Long term inverstment	786,040	817,127.00	(31,087)
Temporary deposits paid to entities for investments in future Sino Joint Venture companies	41,109,708	41,109,708	-
Goodwill	724,940	724,940	-
Total Other assets	53,590,354	54,132,073	(541,719)
Total assets	625,761,682	532,686,889	93,074,793
Current liabilities				16
Accounts payable and accruals	20,461,324	22,138,835	(1,677,511)
Billings in excess of cost and estimated earnings on uncompleted contracts	3,874,480	8,060,580	(4,186,100)
Due to a director	692,906	1,172,059	(479,153)
Other payables	8,059,260	11,695,982	(3,636,722)
Series F shares mandatory redemption payable	-	3,146,063	(3,146,063)
Short term bank loan	273,876	4,410,727	(4,136,851)
Bonds payable	1,725,000	1,725,000	-
Negotiable promissory Notes	3,540,000
Total current liabilities	38,626,846	52,349,246	(13,722,400)
Non-current liabilities			-
Other payables	4,797,332
Long term debt	1,942,757	2,306,057	(363,300)
Bonds payable	35,468,110	15,803,928	19,664,182
Total non-current liabilities	42,208,199	18,109,985	24,098,214
Total liabilities	80,835,045	70,459,231	10,375,814
Stockholders' equity			-
Preferred stock			-
Series A preferred stock			-
Series B convertible preferred stock	-	7,000	(7,000)
Series F Non-convertible preferred stock	19,179	17,163	2,016	17
Common stock			-
Additional paid - in capital	134,252,019	121,158,996	13,093,023
Retained earnings	327,848,251	273,261,108	54,587,143
Accumulated other comprehensive income	3,388,103	6,452,815	(3,064,712)
less: Treasury Stock (cost method)	-1,250,000	-1,250,000	-
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity	464,257,552	399,647,082	64,610,470
Non - controlling interest	80,669,085	62,580,576	18,088,509
Total stockholders' equity	544,926,637	462,227,658	82,698,979
Total liabilities and stockholders' equity	625,761,682	532,686,889	93,074,793

This Part B discusses and analyzes certain items (marked with notes) that we believe would assist stakeholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalents of $6,519,733 derived from cash and cash equivalents of $9,551,180 and $3,031,447 as of September 30, 2015 and December 31, 2014, respectively. In this respect it is a regular situation for cash & cash equivalents to return to its normal pattern after the irregular pattern incurred due to seasonal impacts at the end of the year.

Note (9) Break down on inventories

	Sept. 30. 2015	Dec 31,2014	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	1,963,368	3,051,606	(1,088,238)
Bread grass	1,815,981	2,336,308	(520,327)
Beef cattle	10,533,023	8,362,763	2,170,260
Organic fertilizer	9,129,378	7,292,389	1,836,989
Forage for cattle and consumable	4,372,822	6,547,333	(2,174,511)
Raw materials for bread grass and organic fertilizer	13,739,322	14,223,407	(484,085)
Beef and mutton	8,910,315	2,908,886	6,001,429
Immature seeds	669,706	1,245,302	(575,595)

	51,133,915	45,967,993	5,165,922

Note (10) Breakdown of Deposits and Prepaid Expenses

Note (10.1)

	Sept. 30. 2015	Dec 31,2014	Difference
Deposits for	$	$	$
- purchases of equipment	4,670,256	4,668,784	1,472
- acquisition of land use rights	3,373,110	3,373,110	-
- inventories purchases	15,398,833	14,221,199	1,177,634
- aquaculture contracts	6,114,179	20,467,603	-14,353,424
- building materials	877,598	877,598	-
- consulting service providers and others	20,408,374	5,188,473	15,219,901
- construction in progress	20,467,357	20,467,357	-
Prepayments - debts discounts and others	11,961,367	3,827,401	8,133,966
Shares issued for employee compensation and overseas professional and bond interest	1,769,487	2,860,066	-1,090,579

	85,040,561	75,951,591	9,088,970

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of September 30, 2015, we have $3,373,110 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•	$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right,” sometimes referred to as a LUR, is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority estimated to be granted on or before September 30, 2016, as the new local ordinances on agriculture land delayed the processing of our application. Due to the delay in approving the LUR of the said block of land, HSA has revised and supplemented the contract of this land by a lease agreement until such time, the said official approval will be granted, and in the interim, the deposit and prepayment on said land is being treated as a rent-to-own lease arrangement providing pre-payment toward said land once approval is granted.

•	$190,930 (or RMB1, 200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

Part of the purchase of equipment ($4.7 million), acquisition of land use right ($3.7 million), construction in progress ($20.5 million) and building materials ($0.88 million) will be converted into fixed assets by year-end 2015, whereas inventory purchases ($15.4 million) will continue to rise during year 2015 primarily due the increase of import of beef. We cannot treat the shipments at sea as inventory until they are delivered to our storage facilities.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies”:

Project name	Estimated total	Estimated time	Current status	Deposit & prepayments made as of Sept.	Land Bank	% equivalent
	Asset value	of Acquisition	of Project	30, 2015	or Built Up area	to equity paid
	$			$	m2
Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

Seafood Center				1,032,914

Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000	56%
Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped	29%

Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
				41,109,708

During this quarter the Company hasn’t paid further deposit and prepayment for investments in future assets and in future Sino Foreign Joint Venture companies. Therefore, there are no changes to report for the quarter.

Note (11): Breakdown of Accounts receivable:

		Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
		$	$	$	$	$
Consulting and Service totaling
	CA	22,914,747	15,470,875	-	7,443,872	-
	SIAF	2,873,833	-	-	-	2,873,833
	MEIJI	4,360,156				4,360,156
Sales of Live Fish, eels and prawns (from Farms) (CA)		20,515,659	6,215,574	9,342,100	-	4,957,985
Sales of imported seafood (SIAF)		4,540,355	4,540,355			-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)		6,876,611	5,098,223			1,778,388
Sales of HU Flowers (Fresh & Dried) (JHST)		14,405,202	2,653,048	4,605,238	4,034,152	3,112,764
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)		27,613,507	7,277,172	14,347,934	4,354,782	1,633,619
Sales Fertilizer from (HSA)		10,288,782	1,599,138	3,194,789	1,594,032	3,900,823
Sales of Beef (QZH)		14,868,970	5,941,430	4,136,892	4,059,703	730,945

Total		129,257,822	48,795,815	35,626,953	21,486,541	23,348,513

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable aging is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days and therefore no diminution in value is required, as the credit quality of the receivables is not in doubt. SIAF’s receivables in consulting and services are mainly provided to WHX, WC1 and Shanghai wholesale centers collectively, and the extended credit terms for this quarter for more than 120 days to WHX and WC1 is primarily to allow them more time to accommodate their development of import sales in beef that requires much more working capital; this also applies to the higher credit terms on CA’s sales of fish to WC1 and Shanghai WC.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices and ageing is within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold $28.6 million in live fish, eels and prawns (live seafood) to the wholesalers for the three months ended September 30, 2015, accounts receivable of $5.0 million were over 120 days. These debtors represent credit quality receivables as they are well established wholesalers, profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

Sales of fertilizer and bulk livestock feed: These comprise sales made to regional farmers contracted by us to grow crops and pastures using and purchasing our fertilizer. We in turn agree to buy their cattle that are fed with our bulk and concentrated cattle feed purchased from us. Under this arrangement, our accounts receivable are normally carried forward until such time they can be offset against our account payables due to these contracted farmers(that is, the amount owed for the amount of crops and pastures is ultimately offset against the amount of cattle that we have purchased from them, respectively). As these debtors are our contract farmers and operate a profitable and viable business with us and have a good track record we consider their credit quality is good and collection from them is not in doubt, thus no diminution in value is required.

Information on concentration of credit risk of account receivables:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 47.74% of our consolidated revenues for Q3 2015 as shown in the table below:

	three months ended Sept. 30, 2015
	% of total Revenue	$	Customer's Total Revenue
Customer A	16.51%		20,581,216
Customer B	13.17%		16,421,264
Customer C	9.02%		11,246,726
Customer D	8.83%		11,002,637

	47.53%		59,251,843

Customer A is one of our main agents, namely Mr. Xian Zhiming (Zhongshan new prawn farm) who we agreed to extend trading terms between 120 days to 180 days in the interim until such time as we assist them to procure a project loan of up to $60 million targeting on or before Q1 2016.

Customer B is Cattle Wholesale represented by Mr. Zhen Runchi who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies to us with young cattle. During Q3 2015, transactions through Mr. Zhen Runchi generated 13.17 % of our total consolidated revenue (equivalent to $16,421, 264 out of our total revenue of $124,666,399).

Customer C is Wangjianwah, Guangzhou Wholesale market (Store 12) represented by Mr. Wang Jian Wah, who distributes our live prawns to other wholesalers at the Guangzhou Wholesale Fish Markets. During Q3 2015, Mr. Wang generated 9.02% of our total consolidated revenue (equivalent to $11,246,726 out of our total revenue of $124,666,399) derived from the sales of CA’s live prawns under the segment of Fishery.

Customer D is Wholesale center (1) or WSC1 represented by Mr. Zhou Jian Fai who we sell much of import beef, import seafood and our live farmed seafood to. During Q3 2015 WSC1 generated revenue (equivalent to $11,002,637 out of our total revenue of $124,666,399) or 8.83% of our total consolidated revenue

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q3 2015:

	Sept. 30.2015		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	13.73%		17,746,268
Customer B	11.97%		15,470,875
Customer C	8.39%		10,850,018
Customer D	7.49%		9,677,182
	41.58%		53,744,343

Note (12) Property and equipment, net of accumulation depreciation

Sept. 30. 2015
$
Plant and machinery	5,573,254
Structure and lease hold improvements	62,579,026
Mature seeds and herbage cultivation	13,769,650
Furniture and equipment	653,406
Motor vehicles	765,858
83,341,194

Less: Accumulated depreciation	-7,139,724
Net carrying amount	76,201,470

Note (13) Construction in progress

Sept. 30. 2015
$

Construction in progress
- Oven room、road for production of dried flowers	47,163
- Office, warehouse and organic fertilizer plant in HAS	31,511,246
- Organic fertilizer and bread grass production plant and office building	11,111,744
- Rangeland for beef cattle and office building	47,305,178
- Fish pond	3,105,243

93,080,574

It is anticipated that apart from the Rangeland for beef cattle of $47.3 million, most of the other construction work in progress amounting to $45.78 million will be converted into fixed assets within year end of 2015, as by such time most of said work in progress will be completed to the extent to be qualified for said conversion.

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2015.09.30 Balance $	Nature of ownership
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	5/4/2011	43	4/4/2054	242,703	470	217,304	Lease
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	1/7/2011	60	30/6/2071	36,666,141	50,925	34,068,956	Management Right
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	24/5/2011	40	23/5/2051	378,489	789	336,698	Land Use Rights
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	10/8/2007	60	9/8/2067	1,064,501	1,478	919,610	Management Right
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	14/3/2007	60	13/3/2067	1,037,273	1,441	888,886	Management Right
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	14/3/2007	60	13/3/2067	2,267,363	3,149	1,943,004	Management Right
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	12/9/2007	60	11/9/2067	2,041,949	2,836	1,766,853	Management Right
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	12/9/2007	60	11/9/2067	960,416	1,334	831,027	Management Right
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	31/12/2068	821,445	1,141	715,341	Management Right
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	31/12/2037	5,716,764	18,323	4,672,355	Management Right
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	31/12/2037	1,566,393	5,020	1,280,225	Management Right
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	1/4/2011	20	31/3/2031	5,082,136	21,176	3,938,656	Management Right
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	1/11/2011	40	30/10/2051	527,234	1,098	475,609	Land Use Right & Building ownership
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	4/3/2013	10	3/3/2023	489,904	4,083	363,345	Management Right
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	28/10/2014	30	27/10/2044	4,453,665	12,371	4,305,210	Management Right
	JHST	Land improvement cost incurred		1/12/2013			3,914,275	6,155	3,778,876
Exchange difference							-84,792		-536,576

			653.56				67,145,859	131,789	59,965,379

Note (15) Other Receivables

	Sept. 30.2015	Note
	$
Advanced to employees	635,214	15.A
Advanced to suppliers	7,362,410	15.B
Advanced to customers	28,736,568
Advanced to sub-contractors	28,000,000
Advanced to convertible bond holder	1,899,350

	66,633,542

Note 15 A & B: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 100 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out to less than $6,352 per member that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the average increases it means that the typical cooperative farmer is increasing his productivity (whether in the growth of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

The sub-contractors and suppliers of the Zhongshan Projects are reputable entities that in management’s opinion are employing their funds in and are working on the Zhongshan Project, such that the project will progress smoothly.

As of September 30, 2015, a convertible note holder (ECAB) owes the Company $1.9 million, which the Company expects to be paid on or before year end 2015.

Note (16) Current Liabilities:

	Sept. 30, 2015	Note
Current liabilities
Accounts payable and accruals	20,461,324	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	3,874,480
Dividend Payables	-	16 B
Due to a director	692,906
Other payables	8,059,260	16.C
Negotiable promissionary notes	3,540,000
Short term bank loan	273,876
Convertible Bond	1,725,000	16.D
	38,626,846

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms, which means that most purchases are paid for in cash or short credit terms (7 to 10 days); this grants us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $20,461,324, about 16% of total sales of $125 million for the reasons stated below:

Our main Account Payables during Q3 2015 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who in the past carried a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). However, in ZSNPP said development cost and cost of inventories are much too high for said manufacturers and suppliers to carry, such that we made various advances to said manufacturers and suppliers during year 2015 especially so in Q3 2015 to ensure there are no disruptions in supply of plants and equivalent and related parts and components needed to complete the construction and installation of the APM farms in said project to ensure there are no disruption of supply of plants and equivalent and related parts and components needed to complete the construction and installation of the APM farms in said project.

3.	Cost of sales of live seafood was averaged at 81%for Q3 2015, (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently, however, in 2015 our main supplier in these items are from PF2 such that we are now enjoying much better credit terms in comparison to other years.

4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish and the cost of sales was averaged at 93% for Q3 2015; it is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 93% for Q3 2015. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have significant financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.

5.	In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 46% for Q3 2015. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (16 B): Series F Non-convertible preferred stock

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non - Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. During Q1 2013, our transfer agent recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. However, the Company did not issue physical shares and only issued coupons to notify respective shareholders on that date. These 924,180 F shares were based on the 91,931,287 shares of Common Stock outstanding as of September 28, 2012, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with decimal number of shares being rounded up to one. All F shares have been cancelled as of September 30, 2015 and all requisite payments have been made to the former holders of such shares.

Note (16C): Analysis of Other Payables:

As of September 30 2015, other payables totaling $18,284,056 was composed of the following:

During Q3 2015, the Company issued promissory notes amounting to $0 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two (2) years at interest free term. Promissory notes could be repaid either by cash or in shares of the Company or a combination thereof. If shares settled debt amounts, the respective share conversion rates will be determined by both parties at the time of settlement. During Q3 2015 we redeemed $0 of promissory notes for advances granted by third parties in fiscal year 2012 as well as in early months of 2014 by the issuance of shares leaving a balance of $3,100,000 of promissory notes still due and outstanding as of September 30, 2015.

A grant of $2,327,464 was received from the Chinese government by SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of September 30 2015, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

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

Note (16 D): Convertible Note

On August 29, 2015 the Company executed a Convertible Note with Euro China AB (“ECAB”) Stockholm Sweden, whereby ECAB would lend to the Company US$25,000,000 Million based on following principal terms and conditions:

(i)	Issuing Debt amount of US$33,000,000 with a 25% discount netting loan proceed to the Company US$25,000,000
(ii)	Disbursement of loan is based on 4 tranches: each tranche of US$5 million on or before on or before August 14th 2014, August 29th, 2014, and November 27th 2014 with the last tranche of US$18 million on or before February 28th 2015 whereas ECAB can deduct the 25% discount on the principal issuing debt amount upon each tranche of disbursements.

(iii)	Tenure of 5 years
(iv)	Interest Rate is at 8%/annual
(v)	Conversion rate is at US$1/share applicable to both principal loan amount and accrued interest at option of ECAB.

The Convertible Note was filed with SEC on September 4, 2014.

As of September 30, 2015, the Company has received $25 million (net proceeds) from the Convertible Note.

Part C. Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2014 (presented in summarized Charts below):

Revenue:

Revenues increased by $35,816, 226 or 12% to $330,996,577 for the nine months ended September 30, 2014 from $295,180,352 for the nine months ended September 30, 2014. The increase was primarily due to the increase of revenue generated from our fishery, plantation, beef, organic fertilizer, and cattle farm and corporate and others operations and the maturity of on-going divisional businesses improving their revenues.

The following chart illustrates the changes by category from the nine months ended September 30, 2014 to September 30, 2015

Revenue
	2015	2014
Category	Q1- Q3	Q1- Q3	Difference
	$	$	$
Fishery	138,547,396	136,968,336	1,579,060

Plantation	11,568,406	9,085,607	2,482,799

Beef	92,037,375	60,053,322	31,984,053

Organic fertilizer	30,125,130	35,406,530	(5,281,400)

Cattle farm	27,424,589	21,483,496	5,941,093

Corporate and others	31,293,682	32,183,061	(889,379)

Total	330,996,578	295,180,352	35,816,226

Cost

Cost increased by $41,404,365 or 21% to $241,231,022 for the nine months ended September 30, 2015 from $199,826,657 for the nine months ended September 30, 2014. The increase was primarily due to the increase from our fishery, plantation, beef, organic fertilizer, cattle farm and corporate and others operations for nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

The following chart illustrates the changes by category from the nine months ended September 30, 2015 to September 30, 2014.

Cost
	2015	2014
Category	Q1- Q3	Q1- Q3	Difference
	$	$	$
Fishery	96,967,811	87,742,912	9,224,899

Plantation	3,592,659	2,423,811	1,168,848

Beef	72,105,028	43,598,633	28,506,395

Organic fertilizer	17,124,547	20,005,390	(2,880,843)

Cattle farm	26,121,572	20,418,345	5,703,227

Corporate and others	25,319,405	25,637,566	(318,161)

Total	241,231,022	199,826,657	41,404,365

Gross Profit

Gross profit decreased by $5,588,140 or 6% to $89,765,555 for the nine months ended September 30, 2015 from $95,353,695 for the nine months ended September 30, 2014.The increase was primarily due to the corresponding increase in operation revenues. The increase was primarily due to the corresponding increase in scale of operation of revenues from plantation, beef, organic fertilizer, cattle farm, corporate and others.

The following chart illustrates the changes by category from the nine months ended September 30, 2015 to September 30, 2014.

The gross profit by category is as follows:

Gross profit
	2015	2014
Category	Q1- Q3	Q1- Q3	Difference
	$	$	$
Fishery	41,579,585	49,225,424	-7,645,839

Plantation	7,975,747	6,661,796	1,313,951

Beef	19,932,346	16,454,689	3,477,657

Organic fertilizer	13,000,583	15,401,140	-2,400,557

Cattle farm	1,303,017	1,065,151	237,866

Corporate and others	5,974,277	6,545,495	-571,218

Total	89,765,555	95,353,695	-5,588,140

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) increased by $7,320,809 or 73% to $17,348,729 for the nine months ended September 30, 2015 from $10,027,920 for the nine months ended September 30, 2014.  The increase was primarily due to (i) an increase in Office and corporate expenses paid for overseas professional services of $5,194,951 for the nine months ended September 30, 2015 from $1,819,910 for the nine months ended September 30, 2014 and (ii) an increase in others and miscellaneous amounting to $2,138,726 for the nine months ended September 30, 2015 as compared to $794,347 for the nine months ended September 30, 2014.

Category	2015 Q1-Q3	2014 Q1-Q3	Difference
	$	$	$
Office and corporate expenses	7,154,024	4,915,961	2,238,063

Wages and salaries	1,701,679	1,459,702	241,977

Traveling and related lodging	115,087	111,991	3,096

Motor vehicles expenses and local transportation	139,028	140,986	(1,958)

Entertainments and meals	141,390	107,710	33,680

Others and miscellaneous	2,138,726	794,347	1,344,379

Depreciation and amortization	2,520,101	2,014,066	506,035

Sub-total	13,910,035	9,544,763	4,365,272

Interest expenses	3,438,694	483,157	2,955,537

Total	17,348,729	10,027,920	7,320,809

Depreciation and Amortization

Depreciation and amortization increase by $271,132 or 8% to $3,658,446 for the nine months ended September 30, 2015 from $3,387,314 for the nine months ended September 30, 2014. The increase was primarily due to the increase of depreciation by$376,973 to $2,145,020 for the nine months ended September 30, 2015 from depreciation of $1,768,047for the nine months ended September 30, 2014, and the decrease of amortization by $105,841 to $1,513,426 for nine months ended September 30, 2015 from amortization of $1,619, 267 for nine months ended September 30, 2014.

In this respect, total depreciation and amortization amounted to$3,658,446 for the nine months ended September 30, 2015, out of which amount $2,520,101was reported under General and administration expenses and $1,138,345 was reported under cost of goods sold; whereas total depreciation and amortization was at to $3,387,314 for the nine months ended September 30, 2014 and out of which amount $2,014,066 was reported under General and Administration expenses and $1,373, 248 was reported under cost of goods sold.

PartD. MD&A on records of historical performances reflecting the Company’s “Free Cash Flow “derivation: (Inclusive the Group and subsidiaries in segments containing Non-GAAP derivation)

	2012	2013	2014	2015Q1-3	Total

Sale of goods	88	209	323	264	884
Consulting income	51	52	81	67	251

Cost of goods sold	51	139	231	201	622
Cost of service	18	21	44	40	123

EBITDA	66	98	119	81	364

Depreciation & amortization	2	3	5	4	13

Net income attributable to SIAF & subsidiaries	57	74	92	55	278

Non - controlling interest	6	20	22	19	66

Net Incomes of the group	63	94	114	74	345

Total Assets	242	368	540	626

Current assets	134	147	282	343

Total liabilities	26	36	70	81

Current liabilities	23	31	52	43

Capital employed	219	337	488	583	-

Total stockholders equity	216	332	462	545

ROCE	29%	47%	55%	48%

Total Capex	34	71	35	36	176
1. property and equipment	18	22	21	4	65
2. construction in progress	13	41	10	32	96
3. land use right	3	4	4	-	11
4. proprietary technologies	-	4	-	-	4

Ending balance	111	116	230	300
1.cash and cash equivalents	8	1	3	10
2.inventories	17	8	46	51
3.deposits and prepaid expenses	47	51	76	85
4. account receivable	53	82	105	129
5.other receivables	9	5	52	68
6. account payables and accrued expenses	-6	-11	-22	-20
7. short term loan	-3	-4	-4	-
8. other payables	-14	-16	-26	-23

Total increase of wc	53	5	114	70	242

Total capex and increase of wc	87	76	149	106	418

Free Cash Flow (FCF)	-21	22	-30	-24	-54

Net Debt	-2	-5	-20	-39

E.2 on APWA (holding company of SJAP).

	2012	2013	2014	2015Q1-3	Total

Sale of goods	21	62	102	108	293

Cost of goods sold	15	38	68	81	202
					-
					-
EBITDA	7	27	33	26.55	94
					-
Depreciation & amortization	-	-	1	0.72	1
					-
Net income attributable to SIAF & subsidiaries	3	12	13	5.00	33
					-
Non - controlling interest	4	15	18	14.90	52

Net Incomes of the group	7	27	31	25.71	85

Total Assets	43	88	134	195

Current assets	24	35	83	94

Total liabilities	11	15	28	22

Current liabilities	6	14	16	10

Capital employed	37	74	118	185

Total stockholders equity	32	73	106	173

ROCE	19%	47%	55%	45%

Total Capex	14	38	20	23	95
1. property and equipment	9	12	6	4	31
2. construction in progress	4	24	14	19	61
3. land use right	1	-	-		1
4. proprietary technologies	-	2	-		2

Ending balance	18	21	67	83
1.cash and cash equivalents	1	0.38	1	1
2.inventories	10	4	27	32
3.deposits and prepaid expenses	6	13	19	16
4. account receivable	7	16	34	43
5.other receivables	-	2	2	2
6. account payables and accrued expenses	-2	-5	-4	-5
7. short term loan	-3	-4	-4	-
8. other payables	-1	-5	-8	-5

Total increase of wc	6	3	46	16	71
					-
Total capex and increase of wc	20	41	66	40	167
					-
Free Cash Flow (FCF)	-13	-14	-33	-13	-73

Net Debt	-2	-5	-7	-2

E.3.SIAF’s Corporate Operational division

	2012	2013	2014	2015Q1-3	Total

Sale of goods	2	22	51	28	103
Consulting income	3	9	5	4	21

Cost of goods sold	1	19	45	24	89
Cost of service	1	3	5	1	10

EBITDA	2	6	6	-0.70	14

Depreciation & amortization	-	-	0	0.10

Net income attributable to SIAF & subsidiaries	2	6	6	-4.00	10

Non - controlling interest	-	-	-	-

Net Incomes of the group	2	6	6	-4.00	10

Total Assets	10	19	50	85

Current assets	9	10	39	78

Total liabilities	7	8	13	41

Current liabilities	9	6	10	13

Capital employed	1	13	40	72

Total stockholders equity	3	11	29	44

ROCE	286%	73%	35%	11%

Total Capex	-	2	1	-	3
1. property and equipment	-	-	-
2. construction in progress	-	-	1		1
3. land use right	-	-	-
4. proprietary technologies	-	2	-		2

Ending balance	-	4	29	66
1.cash and cash equivalents			2	1
2.inventories	-	-	-	-
3.deposits and prepaid expenses	5	2	2	27
4. account receivable	2	8	9	7
5.other receivables	2	0	26	43
6. account payables and accrued expenses	-	-1	-3	-
7. short term loan	-	-	-	-
8. other payables	-9	-5	-7	-13

Total increase of wc	-18	4	25	37	48

Total capex and increase of wc	-18	6	26	37	51

Free Cash Flow (FCF)	20	0	-20	-37	-37

Net Debt	-	-	-13	-37

E.4. CA (Fishery Development Division)

	2012	2013	2014	2015Q1-3	Total
	In rounded figures of $ million
Sale of goods	28	47	54	41	170
Consulting income	37	36	76	63	212

Cost of goods sold	14	33	31	30	108
Cost of service	14	13	39	39	105

EBITDA	35	37	55	36	163

Depreciation & amortization	-	-	-	0.10

Net income attributable to SIAF & subsidiaries	35	37	55	36	163

Non - controlling interest	-	-	-

Net Incomes of the group	35	37	55	36	163

Total Assets	60	81	149	107

Current assets	53	54	79	84

Total liabilities	4	7	20	7

Current liabilities	3	4	20	9

Capital employed	57	77	129	98

Total stockholders equity	56	74	129	100

ROCE	61%	97%	98%	130%

Total Capex	-	3	4	-	7
1. property and equipment	-	-	-	-	-
2. construction in progress	-	3	-	-	3
3. land use right	-	-	4	-	4
4. proprietary technologies	-	-	-	-	-

Ending balance	50	50	59	76
1.cash and cash equivalents	-	-	-	-
2.inventories	-	-	-	-
3.deposits and prepaid expenses	19	16	32	23
4. account receivable	31	36	28	43
5.other receivables	3	2	19	19
6. account payables and accrued expenses	-	-	-11	-5
7. short term loan	-	-	-	-
8. other payables	-3	-4	-9	-4

Total increase of wc	19	-	9	17	45

Total capex and increase of wc	19	3	13	17	52

Free Cash Flow (FCF)	16	34	42	19	112

Net Debt	-	-	-	-

E.5.Triway (the holding company of Fish Farm (1))

	2012	2013	2014	2015Q1-3	Total

Sale of goods	16	25	52	34	127

Cost of goods sold	10	19	41	28	98

EBITDA	5	6	10	5.68	27

Depreciation & amortization	0	0	1	0.52	2

Net income attributable to SIAF & subsidiaries	4	5	8	1.74	19

Non - controlling interest	1	1	2	1.37	5

Net Incomes of the group	5	6	10	5.16	24

Total Assets	12	19	31	36

Current assets	8	6	-	8

Total liabilities	-	-	-	3

Current liabilities	1	-	-	3

Capital employed	11	19	31	33

Total stockholders equity	12	19	31	33

ROCE	45%	58%	67%	63%

Total Capex	6	2	1	2	11
1. property and equipment	6	-	2		8
2. construction in progress	-	2	-1	2	3
3. land use right	-	-	-		-
4. proprietary technologies

Ending balance	7	6	10	5
1.cash and cash equivalents	2	-	-	1
2.inventories	5	2	3	2
3.deposits and prepaid expenses	-	4	4	2
4. account receivable	-	-	-	-
5.other receivables	1	-	3	3
6. account payables and accrued expenses		-	-	-3
7. short term loan	-	-	-	-
8. other payables	-1	-	-	-

Total increase of wc	7	-1	4	-5	5

Total capex and increase of wc	13	1	5	-3	16

Free Cash Flow (FCF)	-8	5	5	9	11

Net Debt	-	-	-

E.6. MEIJI (Cattle Farm Development and holding company of CF(1))

	2012	2013	2014	2015Q1-3	Total

Sale of goods	6	18	33	27	84
Consulting income	11	7	-		18

Cost of goods sold	4	13	31	26	74
Cost of service	3	5	-		8

EBITDA	9	5	2	2.60	19

Depreciation & amortization	0	0	0	0.44	1

Net income attributable to SIAF & subsidiaries	9	5	1	1.88	17

Non - controlling interest	-	-	-	0.28	0

Net Incomes of the group	9	5	1	2.16	17

Total Assets	20	33	38	36

Current assets	8	11	17	20

Total liabilities	-	2	5	2

Current liabilities	-	1	-	4

Capital employed	20	32	38	32

Total stockholders equity	20	31	33	34

ROCE	45%	46%	39%	26%

Total Capex	2	-	-	-	2
1. property and equipment	-	-	-		-
2. construction in progress	-	-	-		-
3. land use right	2	-	-		2
4. proprietary technologies

Ending balance	8	10	17	15
1.cash and cash equivalents	-	0.49	-	1
2.inventories	1	1	1	4
3.deposits and prepaid expenses	1	1	3	3
4. account receivable	6	9	13	11
5.other receivables	-	-	-	-
6. account payables and accrued expenses		-	-	-4
7. short term loan	-	-	-	-
8. other payables	-	-1	-	-0.38

Total increase of wc	7	2	7	-2	11

Total capex and increase of wc	9	2	7	-2	18

Free Cash Flow (FCF)	0	3	-5	4	2

Net Debt

E.7. MEIJI and JHST plantation division

	2012	2013	2014	2015Q1-3	Total

Sale of goods	12	23	11	12	58

Cost of goods sold	5	10	4	4	23

EBITDA	6	11	6	7.08	31

Depreciation & amortization	-	1	1	0.94	3

Net income attributable to SIAF & subsidiaries	5	7	4	4.60	21

Non - controlling interest	1	3	1	1.54	7

Net Incomes of the group	6	10	5	6.14	27

Total Assets	37	49	53	58

Current assets	17	19	24	30

Total liabilities	-	-	-	1

Current liabilities	-	-	1	-

Capital employed	37	49	52	58

Total stockholders equity	37	49	53	57

ROCE	16%	33%	40%	36%

Total Capex	3	10	1	-0.49	14
1. property and equipment	3	6	1		10
2. construction in progress	-	-	-	-0.49	-0
3. land use right	-	4	-		4
4. proprietary technologies	-	-	-		-

Ending balance	17	19	23	30
1.cash and cash equivalents	3	-	-	4
2.inventories	1	1	1	1
3.deposits and prepaid expenses	8	9	11	10
4. account receivable	5	9	11	14
5.other receivables	-	-	1	1
6. account payables and accrued expenses	-	-	-	-
7. short term loan	-	-	-	-
8. other payables	-	-	-1	-

Total increase of wc	13	2	4	7	26

Total capex and increase of wc	16	12	5	6	39

Free Cash Flow (FCF)	-10	-1	1	1	-9

Net Debt

E.8. HS.A (the Hunan fertilizer Operation)

	2012	2013	2014	2015Q1-3	Total

Sale of goods	3	12	20	14	49

Cost of goods sold	2	7	11	8	28

EBITDA	0	4	7	4.30	16

Depreciation & amortization	1	1	1	1.15	4

Net income attributable to SIAF & subsidiaries	-1	2	5	2.38	8

Non - controlling interest		1	1	0.77	2

Net Incomes of the group	-1	3	6	3.15	11

Total Assets	60	79	85	109

Current assets	15	11	30	30

Total liabilities	4	4	4	5

Current liabilities	4	6	5	4

Capital employed	56	73	80	105

Total stockholders equity	56	75	81	104

ROCE	-2%	2%	10%	11%

Total Capex	9	16	8	11	51
1. property and equipment	-	4	12		16
2. construction in progress	9	12	-4	11	28
3. land use right	-	-	-		7
4. proprietary technologies	-	-	-		-

Ending balance	11	5	25	26
1.cash and cash equivalents	2	-	-	1
2.inventories	-	-	14	12
3.deposits and prepaid expenses	8	6	5	5
4. account receivable	2	4	10	10
5.other receivables	3	1	1	1
6. account payables and accrued expenses	-4	-5	-4	-4
7. short term loan	-	-	-	-
8. other payables	-	-1	-1	-0

Total increase of wc	19	-6	20	1	-6

Total capex and increase of wc	28	10	28	11	44

Free Cash Flow (FCF)	-28	-6	-21	-7	-28

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

The Company has appointed US tax professional to assist in filing income tax returns with the IRS in July, 2015 for the years ended December 31, 2007 through December 31, 2013 in compliance with US Treasury Internal Revenue Service Code. The income tax return for 2014 is expected to be filed during calendar year 2015.

At the same time, The Company has reviewed its tax position with the assistance of a US tax professional and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HAS, QZH and SJAP since they are exempt from EIT for the nine months ended September 30, 2015 and 2014 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the nine months ended September 30, 2015and 2014.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the nine months ended September 30, 2015 and 2014.

No Swedish Corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the nine months ended September 30, 2015.

No deferred tax assets and liabilities are payable as of September 30, 2015 and December 31, 2014 since there was no difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of September 30 2015, unrestricted cash and cash equivalents amounted to $9,551,180 (see notes to the consolidated financial statements), and our working capital as of September 30, 2015 was $304,297,059.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	-
Bonds payable	1,725,000		35,468,110
Long Term Debts		2,616,610
Promissory Notes		3,100,000
Negotiable promissory notes	3,540,000
Due to debts loan		4,797,332

As of September 30, 2015, our total long-term debts are as follows:

Cash provided by operating activities amounted to $36,664,893 for Q3 2015. This compares with cash provided by operating activities totaled $26,261,673 for Q3 2014. The increase in cash flows provided by operating activities resulted primarily from the decrease of accounts receivable of $(24,754,751) for Q3 2015 from $(40,715,939) for Q3 2014.

Cash used in investing activities totaled $(44,544,161) for Q3 2015.This compares with cash used in investing activities totaling $(25,646,646) for Q3 2014. The increase in cash flows used in investing activities resulted primarily from payment for construction of $(40,594,640) for Q3 2015 from $(22,227,905) for Q3 2014.

Cash provided by financing activities totaled $9,675,852 for Q3 2015. This compares with cash provided by financing activities totaling $3,572,816 for Q3 2014. The increase cash used in financing activities due to director reimbursement for cash originally deposited in due to a director (i) for net proceeds from Convertible notes payable of $13,367,550; and (ii) net proceeds from negotiable promissory notes of $3,540,000 for Q3 2015 from $0 for Q3 2014.

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

We plan to acquire further SFJVC’s at the time they will be formed officially after their approval by relevant China Authorities with details shown in the Table below:

	Acquisition by which subsidiary	Estimated time of SFJVC being formed	Estimated time of completion of acquisition	Estimated Total consideration	Deposit paid up to date	Deposit paid is equivalent to % of equity	Estimated time of progress payments
Enping Prawn PF1	CA	June 2014	August 2014	$20.94m	$14.45 m	56%	Partially some time in 2016
Zhongshan Prawn PF2	CA	Phase 3 Work still in progress, targeting completion Q3 2014	August 2015	$26.20 m	$9.88 m	33%	Partially some time in 2016
Fish & eel Farm 2	CA	Phase 3 & 4 work are in progress targeting completion Q4 2015	August. 2016	$26.22 m	$6.0 m	23%	No plan currently
Cattle Farm 2	MEIJI	Final work is still in progress	August 2014	$15.88 m	$5.58 m	35%	Planning to merge it with CF1 and HSA some time in 2016
WXC businesses	SIAF	Work is in progress until end 2015	Not yet determined	Not fully determined	$4.08 m	Not yet know	No plan yet
NaWei wholesale centers	SIAF	Work is in progress until end 2015	Phase (1) March 2014, new Phases are pending	Not fully determined	$1.03 m	Not yet know	No plan yet

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

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the nine months ended September 30, 2015 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the nine months ended September 30, 2015 results are for the months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $1,260, $1,673, $9,952 and $13,490 for the three months and for the months ended September30, 2015 and 2014, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $712,614, $708,049, $1,421,458 and$1,661,103 for the three months and nine months ended September 30, 2015 and 2014, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $549,020, $0, $549,020 and $0 for the three months ended and the nine months ended September 30, 2015 and 2014, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the nine months ended September 30, 2015 or September 30, 2014.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2015 and December 31, 2014, the Company determined no impairment losses were necessary.

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

For the three months ended September 30, 2015 and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.14 and $1.49 respectively. For the three months ended September 30, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $1.14 and $1.43, respectively.

For the nine months ended September 30, 2015 and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $3.02 and $4.42 respectively. For the nine months ended September 30, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $3.02 and $4.23, respectively.

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

For the nine months ended September 30, 2014

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2014 and December 31, 2013 were translated at RMB6.15to $1.00 and RMB6.10 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2014 and September 30, 2013 were RMB6.15to $1.00 and RMB6.21 to $1.00, respectively.

For the nine months ended September 30, 2015

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2015 and December 31, 2014 were translated at RMB6.36 to $1.00 and RMB6.15 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2015 and September 30, 2014 were RMB6.17to $1.00 and RMB6.15 to $1.00, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September30, 2015 or December 31, 2014, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended September 30, 2015 or 2014.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

PROGRESS REPORTS AND SUBSEQUENT EVENTS

1.	Development work:

●	As of November 12, 2015, the Zhongshan New Prawn Farm Project (ZSNPP) has made much progress in its development and construction, though the aim to have its first roll of tanks to stock with fingerling during October has not materialized due to certain workmanship in troweling the tanks are not up to standard, requiring refurbishment that delayed the installation work of various filters. However, the Company is working intensively with the aim to initiate stocking as soon as possible.

At the same time, most of the basic infrastructure work has been carried out on Stage 2 of Phase 1 of the NSNPP in readiness for further construction work in its APM tanks starting within the month of December 2015. Upon the completion of S1 & S2 of Phase 1 these sections of farms will have the designed capacity 10 times of FF(1) (or the equivalent of 10,000 MT / year in production capacity), and in this respect will become the biggest RAS indoor farm globally for growing prawn.

Subsequently, the plan is to complete related developments in the R&D station, the brood stock station, the nursery station, related storages and related hydroponic farms to demonstrate as the first commercial Aquaculture cum hydroponic farm in the world that will be built based on a complete environmentally friendly concept of recycling waste with an aim to produce food year-round under the highest food safety standards.

●	As of November 12, 2015, PF2’s development of new RAS covered dams on a 20,000 m2 block of land using our newly improved APM technology for open dams are just about completed currently with roofing are being installed as of this report. The aim of this development is to reduce the overall cost of APM farms by converting traditional open dams into RAS dams that will improve the production capacity aiming at 6 to 7 harvests per year instead of the 2 to 3 harvests/year of the open dams using the traditional aquaculture systems currently used in China and with the advantage of cost of savings in water and power usage while maximizing land application.

The Company is optimistic that the newly improved APM technology for open dams will open the door for the Company to speed up future developments of the ZSNPP with the ability to save a big portion of capital expenditures during the initial years of its development, thus improving its cash flow by having more production and sales that will help to complete its overall developments sooner than originally anticipated.

2.	Business Operation and financing:

●	SJAP

(1)	The Agriculture Development Bank of China has increased SJAP’s bank facility on October 23, 2015 by an additional RMB35 million comprised of a term loan of RMB25 million, short term loan of RMB35 million and the new project loan of RMB35 million totaling RMB90 million. Said project loan can be applied for purposes of new developments and mergers acquisitions etc., which, subject to its final application, may be converted to long term or short term loan debt.

(2)	SJAP’s expansion to increase its deboning capacity to 12,500 MT/year and its freezer capacity to 10,000 MT are in progress and part of the finished developments are now operational thus allowing SJAP’s capacity to debone more quarter-cut beef imported from Australia.

(3)	Negotiation to acquire 30% of a company that has been established for more than 30 years with synergy to SJAP’s business operation is in progress; the aim of this acquisition is to help to solve one of SJAP’s problems of obtaining well trained human resources in the deboning and marketing activities, in which the target has many resources.

●	SIAF’s corporate sectors

It is expected that with the establishment of the Trading Facility (mentioned earlier), the import trade will increase at a much faster rate for the remaining months of 2015 and in 2016 due primarily in helping to increase the working capital needed, resulting in more profitability for 2015 and 2016, thus enhancing profitability for 2015 and 2016.

The private placement bond of US$1.74 million is being paid beginning on November 12, 2015 and upon repayment, the Company will have one convertible note outstanding.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

None

ITEM 1A.   RISK FACTORS

Not applicable

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 3 months period ended September 30, 2015, we issued 279,486 shares and out of which 280,000 shares were issued as security to secure part of the said trading facility and there were -514 shares being readjusted and taken out of the total issued and outstanding shares after further adjustment made to share counts after the reversed split exercise.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302 (1)
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302 (1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (2)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

November 16, 2015	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 16, 2015	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer)

November 16, 2015	By:	/s/ Bertil Tiusanen
Bertil Tiusanen
Chief Financial Officer
(Principal Financial Officer)

November 16, 2015	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Marketing Officer and Director

November 16, 2015	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary and Director

November 16, 2015	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

November 16, 2015	By:
Nils Erik Sandberg
Director

November 16, 2015	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Director

November 16, 2015	By:	/s/ SOH LIM CHANG
Soh Lim Chang
Director

