Form 10-K
period 2015-12-31
Sino Agro Food, Inc.
filed 2016-03-30
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2015, based upon the $13.49 per share closing price of such stock on that date, was approximately $220,405,596.

There were 20,133,757 shares of common stock outstanding as of December 31, 2015.

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

In this Annual Report, unless the context requires otherwise, references to the “Company,” “Sino Agro,” “SIAF,” “we,” “our company” and “us” refer to Sino Agro Food, Inc., a Nevada corporation together with its subsidiaries.

Sino Agro Food, Inc.

SIAF is an agriculture technology and natural food holding company with principal operations in the People’s Republic of China. The Company acquires and maintains equity stakes in a cohesive portfolio of companies that SIAF forms according to its core mission to produce, distribute, market and sell natural, sustainable protein food and produce, primarily seafood and cattle, to the rapidly growing middle class in China. SIAF provides financial oversight and strategic direction for each company, and for the interoperation between companies, stressing vertical integration between the levels of the Company’s subsidiary food chain. The Company owns or licenses patents, proprietary methods, and other intellectual properties in its areas of expertise. SIAF provides technology consulting and services to joint venture partners to construct and operate food businesses, primarily producing wholesale fish and cattle. Further joint ventures market and distribute the wholesale products as part of an overall “farm to plate” concept and business strategy.

Revenues by division were as follows (in millions of U.S. dollars):

Division (on Sales of Goods)	2015	2014
Fisheries (CA)	$85.4	$105.8
Organic Fertilizer (HSA & SJAP)	164.6	122.0
Cattle (MEIJI)	35.3	32.9
Plantation (JHST)	13.7	11.1
Corporate, Marketing & Trading (SIAF)	37.9	50.9
Total Revenues derived on sales of goods	$336.9	$322.7

Division (on consulting & services)	2015	2014
CA (Fishery related developments)	$88.5	$76.8
MEIJI (Cattle farm developments)	0	0
SIAF (Other developments)	3.8	4.9
Total Revenues derived on consulting & services	$92.3	$81.7

History

The Company, which was formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc., was incorporated on October 1, 1974 in the State of Nevada. The Company was formerly engaged in the mining and exploration business but ceased the mining and exploring business in 2005. On 24 August 2007, the Company entered into a merger and acquisition agreement with CA, a Belize corporation and its subsidiaries CS and CH. Effective of the same date, CA completed a reverse merger transaction with the Company.

For two years after its introduction in China, the Company operated in the dairy segment, but sold the dairy business in December of 2009 and began to implement its five year plan to develop its vertically integrated business operations consisting of (i) cattle fattening and production of beef products and (ii) cultivation of fish and prawn and related products. The Company now operates as an engineering, technology and consulting company specializing in building and operating agriculture and aquaculture farms in China.

Our principal executive office is located at Room 3801, 38th Floor, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

The table below provides an overview of key events in the development of the business of the Company.

Year	Event
2006	•	Initiates agriculture and aquaculture consulting activities in China.
2007	•	Changes name from A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc.
	•	Acquires the Belize holding company Capital Award. Today, Capital Award is Sino Agro Food’s subsidiary operating many of the Company’s aquaculture activities.
	•	Acquires the dairy operations through a 78 percent ownership stake in ZhongXing Agriculture and Husbandry.
	•	Acquires the HU Plantation through a 75 percent ownership stake in Jiang Men City Heng Sheng Tai Agriculture Development.
2009	•	Conducts a strategic review and divests the dairy business in December due to poor industry fundamentals with control of the industry concentrated in a few very large value-added manufacturers.
	•	Founds Qinghai Sanjiang A Power Agriculture (“SJAP”). SJAP manufactures bioorganic fertilizer, livestock feed and develops other agriculture projects in the County of Huangyuan, in the vicinity of Xining City, Qinghai Province.
2010	•	Creates a five-year plan to develop vertically integrated businesses in primary production, distribution and marketing of beef cattle, beef products and seafood through proprietary recirculating aquaculture systems.
	•	Begins construction of the Company’s first fish farm, Fish Farm 1, with targeted capacity of 1,000 metric tons per year.
2011	•	Begins construction of Prawn Farm 1 & 2, Cattle Farm 1 and Fish Farm 2.
	•	Becomes a fully reporting SEC company on the OTCQB (as defined below).
2012	•	Acquires a 75 percent ownership in Fish Farm 1 and Cattle Farm 1. Advances construction of Cattle Farm 2 and Wholesale Center 1 in Guangzhou.
	•	Produces 1,800 MT of seafood and raises 6,000 head of cattle.
2013	•	Closes the Zhongshan Prawn Farm agreement, targeting production of 10,000 MT of prawn p.a. in 2016/2017 and 100,000 MT in 2024.
	•	SJAP awarded Dragon Head Enterprise status by the Qinghai provincial government.
	•	Mr. George Yap and Mr. Nils-Erik Sandberg join SIAF’s Board of Directors, as independent directors.
	•	Produces 4,700 MT of seafood and raises 15,000 head of cattle.
2014	•	SJAP’s abattoir and meat processing facilities commence operations. SJAP signs supplier and concession agreements with Tesco, PLC China for packaged meat products.
	•	Advances construction of a wholesale and distribution center in Shanghai, targeting ultimate capacity of 12,000 MT of meat and 6,000 MT of seafood per annum.
	•	Mr. Anthony Soh and Mr. Dan Ritchey join SIAF’s Board of Directors as independent directors.
	•	Ms. Olivia Lai is hired as Chief Financial Officer.
	•	Produces 5,600 MT of Seafood and raises 26,000 head of cattle during 2014.
2015	•	Sino Agro Food announces a long-term vision to become a leading sustainable aquaculture company focused on organically farmed fish and prawns.
	•	Wholesale Center 2 in Shanghai initiates operations
	•	Mr. Bertil Tiusanen is hired as Chief Financial Officer. Ms. Lai becomes the Company’s Chief Corporate Affairs Officer.
	•	Sino Agro Food announces contemplated plan to divest its aquaculture operations and seek a separate listing on the Oslo Stock Exchange.
2016	•	Sino Agro Food was admitted to the Merkur market in Oslo.
	•	The Company upgraded to OTCQX Premier from the OTCQB® Venture Market.
	•	Mr. Bertil Tiusanen resigned as Chief Financial Officer and was appointed as SVP Business Development, New Ventures Europe
	•	Mr. Dan Ritchey was appointed as Chief Financial Officer.

In all of its development projects, the Company has been contracted as Turnkey Contractor to the owners and developers of the C&S Project Companies and acted as the master engineer, pioneering the construction and building of farms, from raw land into fully operational facilities. The Company completes the construction and building of infrastructure including staff quarters, offices, processing facilities, storage, and all related production facilities. The Company’s management teams are responsible for developing all business activities into effective and efficient operations.

In just a few years, Sino Agro Food has matured into a company dedicated to the agriculture and aquaculture industry in China. The Company currently maintains operation of its HU Plantation (see description in section 4.10 below) as well as its services in engineering consulting, specializing in the development of two major products, namely meat derived from the rearing of beef cattle and seafood derived from the growth of fish, prawns, eel and other marine species.

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

In September 2009, we formed a 100% owned subsidiary in Macau, A Power Agriculture Development (Macau) Ltd., China (“APWAM”) (formerly known as A Power Agro Agriculture Development (Macau) Limited). APWAM presently owns 45% of a corporate Sino Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”). SJAP is engaged in the business of manufacturing bioorganic fertilizer, livestock feed and development of other agriculture projects in the County of Huangyuan, in the vicinity of the Xining City, Qinghai Province, PRC.

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

Cross-Listing on the Merkur Market

On January 13, 2016, securities representing beneficial interests in the shares of common stock on the Company, referred to as VPS Shares, began to be traded on the Oslo Børs’ Merkur Market under the symbol “SIAF-ME.” The Company’s common shares continued to trade on the OTCQB under the symbol “SIAF.”

The Merkur Market is a multilateral trading facility operated by Oslo Børs ASA. The Merkur Market is subject to the rules in the Norwegian Securities Trading Act and the Securities Trading Regulations that apply to such marketplaces. These rules apply to companies admitted to trading on the Merkur Market, as do the marketplace’s own rules, which are less comprehensive than the rules and regulations that apply to companies listed on Oslo Børs and Oslo Axess. The Merkur Market is not a regulated market, and is therefore not subject to the Norwegian Stock Exchange Act or to the Stock Exchange Regulations. Investors should take this into account when making investment decisions.

Up listing to the OTC QX Premier

On January 19, 2016, the Company’s shares of common stock began to be traded on the OTCQX® Best Market in the U.S. under its existing ticker symbol “SIAF.” The Company upgraded to OTCQX Premier from the OTCQB® Venture Market.

The OTCQX® Market is the top tier of the U.S. over-the-counter markets operated by OTC Markets Company. It is reserved for established investor-focused companies meeting high financial and governance standards, and sponsored by professional third party advisors. SIAF has qualified to trade on OTCQX U.S. Premier, for which eligibility standards are higher still. For comparison, as of December 31, 2015, there were 942 companies traded on the OTCQB, 425 companies traded on the OTCQX and 98 companies traded on OTCQX U.S. Premier, of which only 17 are non-bank companies.

With OTCQX admission, OTC Market Company’s Blue Sky Monitoring Service provides the Company with a customized daily audit of its compliance status in all 50 states. Blue Sky compliance is mandatory for broker-dealers and registered investment advisors to solicit or recommend a security to investors.

U.S. investors can find current financial disclosure and Real-Time Level 2 quotes for the Company on www.otcmarkets.com.

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

Legal structure

The Company is primarily a holding company whose operations are carried out through its subsidiaries.

The following table sets out information about the entities in which the Company, as of the date of this Annual Report, holds (directly or indirectly) more than 10 percent of the outstanding capital and votes.

SINO AGRO FOOD INC.
Nevada, USA
(SIAF)
100%
Capital Award Inc
Belize
(CA)
100%
Capital Stage Inc
Belize
(CS)
100%
Capital Hero Inc
Belize
(CH)
100%
Sino Agro Food Sweden AB
Sweden
(SAFS)
100%
Macau EIJI Company Ltd
Macau
(MEIJI)
75%
Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd
China
(JHST)
HU Plantation
75%
Jiangmen City Hang Mei Cattle Farm Development Co. Ltd
China
(JHMC)
Cattle Farm 1
100%
A Power Agro Agriculture Development (Macau) Ltd
Macau
(APWAM)
45%
Qinghai Sanjiang A Power Agriculture Co. Ltd
China
(SJAP)
Integrated Cattle Farm
26%
50%
Hunan Shenghua A Power Agriculture Co. Ltd
China
(HSA)
Organic Fertilizer
86%
Qinghai Zhong He Meat Products Co., Ltd
China
(QZH)
100%
Tri-Way Industries Ltd
Hong Kong
(TRW)
75%
Jiangmen City A Power Fishery Development Co. Ltd
China
(JFD)
Fish Farm 1
Holding company
Operating company
Dormant company

The table below sets out a brief description of the companies within the Company as well as the Company’s respective holdings within such companies and their domiciles.

Company	Country of incorporation	Field of activity	% Holding
Sino Agro Food, Inc.	US	Engineering consulting (general types of developments), business management, trading, sales and marketing
Capital Award Inc. (CA)	Belize	Engineering consulting (mainly in development of fishery), management of fishery operation, marketing and sales of fishery produces and products	100
Tri-way Industries Limited (TRW)	Hong Kong	Holding company and holder of technology licenses	100
Macau Eiji Company Limited (MEIJI)	Macau	Engineering consulting (mainly in cattle farming and vegetable farming), management service and marketing and sales of cattle and related products	100
A Power Agro Agriculture Development (Macau) Limited (APWAM)	Macau	Holding company	100
Sino Agro Food Sweden AB (publ) (SAFS)	Sweden	Various support and service to parent company, asset management, finance, consulting and provision of services in agriculture and aquaculture, marketing and sale of agricultural products, consultancy for business development in China, and related business	100
Capital Stage Inc. (CS)	Belize	Dormant	100
Capital Hero Inc. (CH)	Belize	Dormant	100
Jiangmen City A Power Fishery Development Co. Ltd. (JFD or Fish Farm 1)	China	Growing of fish (sleepy cod species), eels (flower pattern species) and prawns	75
Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (JHMC or Cattle Farm 1)	China	A demonstration farm for growing cattle in a semi-tropical climate	75
Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (JHST)	China	HU plantation, immortal vegetable planning, processing and sales of produces and products	75
Hunan Shenghua A Power Agriculture Co. Ltd. (HSA)	China	Existing activities: manufacturing of organic fertilizer, 100% pure organic mixed fertilizer and lake fish farming organic fertilizer. Cattle rearing.	76
Qinghai Sanjiang A Power Agriculture Co. Ltd. (SJAP)	China	Existing activities: manufacturing of organic fertilizer (permits valid until December 2016), bulk and concentrated livestock feed, and rearing of cattle and cooperative farming. Slaughter and deboning of cattle and value added processing of beef products.	45
Qinghai Zhong He Meat Products Co. Ltd. (QZH)	China	Cattle slaughter and deboning	86%

In addition to the legal entities included in the chart and table above, the Company is providing technology know-how with consulting service and turnkey contracting services (“C&S”) to various Chinese owned Project Companies (“C&S Project Company”) which mainly are private companies formed in China with Chinese citizens acting as legal representatives. Sino Agro Food does not have any ownership in these C&S Project Companies. However, in consideration of the Company’s right to protect its technology and know-how granted to the C&S Project Companies, the Company has an option to acquire equity stakes in the future SFJVC at an agreed value equivalent to the project’s development cost. The chart below sets out the various C&S Project Companies in which the Company is currently involved. The maximum equity stake, which may be obtained in any C&S Project Company is 75%.

On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“ QQI ”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 85% and QQI owned a 14% equity interest. In addition, regarding the investment agreement between QZH and QQI, (i) QQI enjoyed 6% annual interest on its capital contribution, but not any profit distribution; (ii) investment period was 3 years, and (iii) SJAP shared 100% (2014: 100%) on profit or loss after 6% interest payment to QQI and enjoyed 100%  (2014: 100%) voting rights of QZH’s board and stockholders meetings.

Company	Field of activity
“EAPBCF” or “Cattle Farm 2” Enping City A Power Beef Cattle Farm 2 Co. Ltd.	Cattle rearing
“Fish & Eel Farm 2” XinHui City Gao A Power Aquaculture Fishery Development Co. Ltd.	Growing fish, eels and prawns. Production started in 2014, although construction is on-going.
“EBAPCD” or “Prawn Farm 1” Enping City A Power Prawn Culture Development Co. Ltd.	Grow-out of mainly prawns, production started in Q3 2013. Additional production commenced from 10 additional APM tanks in Q2 2015.
“ZSAPP” or “Prawn Farm 2” Zhongshan A Power Prawn Culture Farms Development Co. Ltd.	Hatchery and Nursery operation of prawns, production started from Q2 2012. Growing of prawns using open-dams applying re-circulating filtration systems, with production started from Q3 2013, with construction still being in progress.
“ZSNPP” or “Zhongshan New Prawn Project” (Guangzhou City A Power NaWei Trading Co. Ltd.)	Grow-out of prawns and other seafood. Hatchery and Nursery operation of prawns and hydroponics to be commenced in the future. Trails for stocking of fingerling at its Phase (1) Stage (1) farms started from late February 2016.
“APNW” or “Wholesale Center 1&2” (Guangzhou City A Power NaWei Trading Co. Ltd.)	Marketing, sales and distribution of seafood and meats and related products

Business model

The Company works with Chinese investors to form operating companies, in which Sino Agro Food retains the option to acquire equity interest. After a certain period of time and successful operating results, the Company and the Chinese investor may form a Sino Foreign Joint Venture Company (“SFJVC”). Prior to the formal naming, registration, and incorporation of an anticipated SFJVC, the Company prepays a deposit toward the consideration of its future SFJVC stake as a percentage of the assets of the fully developed farm. Upon conversion, the prepayments become equity capital.

The Company oversees financing and provides interoperating strategies, encouraging vertically integrated growth. China has problems with quality assurance in primary production, distribution and poor origin traceability, as well as low food quality. This has created a market where consumers pay significant price premiums for organic food with brands guaranteeing quality and consistency.

A vertically integrated operation in a fragmented and poorly regulated environment such as in China is the strategy that will yield the most success for the Company. Our presence in retailing and wholesale markets generates market power and provides potential for both margin maintenance and expansion.

Integration into fertilizer and feed production for rearing of beef cattle together with breeding of prawn brood stock decreases primary production operational risks as well as the price volatility in production input goods.

Sino Agro Food uses expertise and know-how in specific agriculture and aquaculture technologies. The Company’s “A Power Re-circulating Aquaculture System” (the “APRAS”) is a proven recirculating aquaculture system (“RAS”) technology for indoor fish farming. Sino Agro Food has developed modern techniques and technologies to grow, feed and house both fish and cattle. These are engineered into the designs of, and the management systems for, indoor and outdoor fishery and cattle farms. Today Sino Agro Food is the world’s largest operator of RAS aquaculture for prawns. In all developments Sino Agro Food acts as the master engineer, pioneering the construction and building of farms, from raw land into fully operational facilities. Sino Agro Food builds the infrastructure including staff quarters, offices, processing facilities, storage, and all related production facilities; then, manages developing of all business activities into effective and efficient operations. Sino Agro Food’s largest customer represents a Company of thirty separate live seafood wholesalers at the Guangzhou wholesale markets.

The Company holds licenses for fertilizer formulas and for indoor fish farm techniques, including a “master license” in China for “A Power Technology” (“APT”), a modular land based fish growing system and technology utilizing RAS.

Sino Agro Food partners with Chinese investors in food projects as a turnkey project manager

The Company engages in projects as a technological and engineering expert, partnering with local and regional investors in food related projects. Sino Agro Food generally has exclusive marketing, sales and distribution rights for each project company. For example, CA purchases all marketable fish and prawns from the farms and distributes them to wholesale markets. CA also supplies the farms with fingerling, baby or adult fish or prawns and stock feed. MEIJI operates similarly with the cattle that are grown by Cattle Farm 1.

Generally, Sino Agro Food exercises an option to acquire a majority equity stake in the project company once development of the operating company has matured and successful operating results are demonstrated. Prior to acquisition, Sino Agro Food prepays a deposit toward the acquisition consideration of the project company. Upon acquisition and conversion into a SFJVC, the pre-payments together with a cash consideration become equity capital, with Sino Agro Food becoming a majority shareholder.

Acquired project companies are operated and managed by the management team and the Chinese investor, and overseen by Sino Agro Food.

Land ownership in China

In China, nearly all land is owned by the Central Government or local village collectives, which grant “usufructuary” rights (i.e., the right to use and enjoy the derived benefits for a period of time) in the form of land use rights. This is similar to “leasehold” land rights in the United States. Corporate entities and individuals may own the property (buildings) erected on Government land. Land use rights may be transferred, but they are based on agricultural contracts, and cannot be changed arbitrarily to non-agricultural purposes.

Business overview

Introduction

Sino Agro Food is an agriculture technology and natural food holding company with principal operations in China participating in the ongoing transformation of China’s fragmented agrarian sector into a modern food production industry using sustainable and profitable methods. Sino Agro Food focuses on seafood and beef production with integrated wholesale distribution. The Company acquires and maintains equity stakes in a cohesive portfolio of companies that Sino Agro Food forms according to its core mission to produce, distribute, market and sell natural, sustainable protein food and produce, primarily seafood and cattle, to the rapidly growing middle class in China.

Sino Agro Food employs a strategy of vertical integration from primary production through processing, distribution and marketing of high quality, organic food products in the food value chain. China’s fast growing middle class is creating rapidly rising demand for gourmet and high-quality protein food. The Company’s core products are live prawns, live eels, whole beef cattle and packaged beef meat.

The Company’s operations and strategy are executed through a number of subsidiaries located in China, and the Company contributes financial oversight and strategic direction to otherwise independent management teams which employ the Company’s intellectual property and proprietary methods within aquaculture, beef cattle rearing and production of organic fertilizer.

Sino Agro Food has enjoyed strong growth since the Company initiated its business activities in China in 2006. During the fiscal year of 2015, the Company’s consolidated revenues amounted to USD 429 million. The four principal factors that have enabled the growth are:

•	Joint venture investment models with existing local Chinese investors in agriculture and aquaculture;
•	Technological competitive advantages in recirculating aquaculture, beef rearing and livestock slaughter;
•	Strong growth in Chinese consumers’ demand for quality protein food; and
•	The Chinese Government’s policy to consolidate the agrarian sector and increase the efficiency of China’s food production industry.

Sino Agro Food provides consulting and services to a number of private Chinese third party companies to construct and operate primary production facilities for fish, prawn and beef cattle, as well as wholesale marketing and distribution centers. As part of its consulting and service agreements, Sino Agro Food has the option to acquire these operations in order to expand Sino Agro Food’s proprietary production and wholesaling capacity.

Revenues are generated from activities that are divided into five stand-alone business divisions:

(i)	Aquaculture (CA: inclusive Technology engineering consulting & services (Project Development division) and sales of goods)
(ii)	Integrated Cattle Farm (SJAP & QZH) and Organic Fertilizer (HSA)
(iii)	Cattle Farm (MEIJI: sales of goods)
(iv)	Plantation, and
(v)	Seafood & Meat Trading (SIAF GZ: inclusive Technology engineering consulting & services (Project Development division) and sales of goods and corporate affairs)

Aquaculture division

Operated by CA, the Aquaculture division is the business unit of Sino Agro Food active in sale of seafood. Revenue for fiscal year ended December 31, 2015 was USD 85.4 million, or 25.6 percent of the Company’s total sales of goods’ revenue of USD 336.8 million in the same period. Gross profit for the Aquaculture division for the fiscal year ended December 31st 2015 was USD18.3 million, or 24.0 percent of the Company’s total gross profit on sales of goods of USD 75.9 million in the same period. The table below lists aquaculture project companies with status and schedule for each.

CA has entered into several CSC’s. Their information and status are shown in the table below:

Name of the Developments	Fish Farm 1	Prawn Farm 1	Fish Farm 2: The Fish & Eel Farm	Prawn Farm 2: Hatchery, Nursery & Grow-out Farm

Abbreviation of company Name	JFD	EBAPCD	Fish & Eel Farm 2	ZSAPP

Location	Enping	Enping City	Xin Hui District, Jiang Men	San Jiao Town, Zhong San City

Annual capacity (as designed)	1,200 MT	2013=400MT 2014=800MT 2015=1200 MT	2014=800 MT 2015= 1600 MT 2016=2000MT	2013: 1.6 Billion Fingerlings and 400MT Prawns increasing yearly. By 2015:3.2 billion Fingerlings and 1200 MT Prawns

Land area or built up area	9,900 m2	23,100 m2	165,000 m2	120,000 m2

Current phase and stage	Fully operational	2 phases and road work	4 phases	3 phases

Date development commenced	July 2010	Phase 1: June 2011 Phase 2.1 + 2.2 Road Work: August 2012	Phase 1: January 2012 Bridge & Road Oct. 2012 Phase 3: 2013 Phase 4: 2014	Phases 1 and 2: May 2012 Phase 3 2014

Contractual amount (in millions of U.S. Dollars)	$5.3M	Phase 1: $11.6M Phase 2: $6.39M Road Work: $2.94M Phase 3:$ 3.5 M Phase 4:$ 2.7 M	Phase 1: $8.73M Bridge & Road $2.48M Phase 3 $4.38M Phase 4 $10.63M	Phase 1 $9.26M Phase 2 $8.42 M Phase 3 $11.5M Phase 4: $12 M

% complete as at March 28 2015	Fully Operational	Phase (1) In operation Phase 2 : Production started Q2 2015 Road work: completed Phase 2 additional 10 APMs completed and operational	Phase 1 completed Bridge & Road completed Phase 3 Completed Phase 4 not started Pending on owners’ decision for further work to be commenced.	Phase 1 fully operational Phase 2 in operation Phase 3 85% completed but production started. Phase 4 started and 30% work has been done

CA is the sole marketing, sales and distribution agent of the APRAS fishery and prawn farms. CA purchases all marketable fish and prawn from the farms, and then sells them to wholesale markets. CA also supplies the farms with fingerlings, baby or adult fish or prawns, and stock feed. CA generates revenue from the sale of seafood bought from farms that are Company subsidiaries or C&S Project Companies, as well as from contracted growers as further described below.

Jiangmen City A Power Fishery Development Co. Ltd. (JFD or Fish Farm 1): The Company owns a 75 percent equity interest in JFD, the owner and operator of Fish Farm 1, growing fish (sleepy cod species), eels and prawns. Fish Farm 1 is located in the Guangdong Province in China.

Built on a block of land measuring 9,900m2, Fish Farm 1 contains staff quarters that provide accommodation for up to 15 workers, a self-contained office, a laboratory, external live bait holding tanks, all season red worms nurturing tanks, dry and cold storage, workshops, processing facilities, a heating room, 500 Metric Tons (“MT”) of water holding tanks, landscape gardens, standby generator rooms, all related underground and above ground infrastructure, and a 4,000m2 fish grow-out farm.

This farm supports 16 RAS (or APM) tanks, each measuring 10m x 10m x 3m in depth and holding up to 240,000 liters (or 240 MT of water. Each tank has production capacity to grow up to 80 MT of aquatic animals per year depending on stocking cycles (frequency of stocking of fish), and initial size of the fish in each cycle. In other words, if the initial stocked fingerling is around 30-40 mm per fish, then it will take over 12 months to grow the fish into a marketable fish (averaging over 500 gram per fish) such that its annual production is only up to 30-35 MT per tank; however if the initial fish being stocked are at an average of 200 to 300 grams each then its stocking and harvesting cycle is four times per year, enhancing annual production capacity to up to 80 MT per tank.

Xinhui Gao A Power Fishery Development Co. Ltd. (Fish & Eel Farm 2):

Growing fish, eels and prawns. Production started in 2014, although construction is on-going.

CA was appointed exclusive wholesale distributor and marketing agent for the products produced by Fish & Eel Farm 2 for a period of three years from 1 September 2015. Under the terms of the relevant agreement, the off-take prices for the products shall be determined and fixed at the latest prices for Guangdong Province, Guangzhou City, Huangsha Wholesale Fish Market’s daily sales prices (as published on the web page of the National Agricultural Products Commercial Information).

Enping City Bi Tao A Power Prawn Culture Development Co. Ltd. (EBAPCD or Prawn Farm 1): The proposed name of the Company’s future SFJVC is subject to approval by relevant Chinese authorities under its application for SFJVC status. EBAPCD was established to own and operate Prawn Farm 1. EBAPCD commenced to generate revenue during Q3 2013. CA recognizes income (booked in the Aquaculture Division’s sales of goods) by receiving a distribution fee on the seafood sold by Prawn Farm 1 to the wholesale markets.

On 22 April 2013, the Company placed the first 500,000 Mexican White prawn fingerlings in Prawn Farm 1, and has noted that prawns are meeting growth benchmarks with low mortality, and reaching around 15 cm per prawn in size. The Mexican White shrimp are known in the west as “Western White Shrimp,” or by their genus species “Penaeus Vannamei.”

By Mid-year 2015, an additional of 10 RAS (or APM) tanks were built in Prawn Farm 1 as such the farm is now in operation with a total 14 RAS (APM) tanks.

CA was appointed exclusive wholesale distributor and marketing agent for the products produced by EBAPCD for a period of three years from August 31, 2015. Under the terms of the relevant agreement, the off-take prices for the products shall be determined and fixed at the latest prices for Guangdong Province, Guangzhou City, Huangsha Wholesale Fish Market’s daily sales prices (as published on the web page of the National Agricultural Products Commercial Information).

Zhongshan A Power Prawn Culture Farms Development Co. Ltd. (ZSAPP or Prawn Farm 2): Subject to approval by relevant Chinese authorities under application for SFJVC status, the proposed name of the future SFJVC is ZSAPP. Prior to the said official formation of the SFJVC, CA acts as Prawn Farm 2’s sole marketing agent and recognizes income from the following: (i) management fees and commission fees charged to Prawn Farm 2 based on RMB 20 per 10,000 pieces of White leg shrimp post-larvae and RMB 40 per 10,000 pieces of Giant River Prawn post-larvae and (ii) the purchases of prawns and fishes from Prawn Farm 2 and sale to the wholesale markets.

CA was appointed exclusive wholesale distributor and marketing agent for the products produced by ZSAPP for a period of three years from 7 September 2015. Under the terms of the relevant agreement, the off-take prices for the products shall be determined and fixed at the latest prices for Guangdong Province, Guangzhou City, Huangsha Wholesale Fish Market’s daily sales prices (as published on the web page of the National Agricultural Products Commercial Information).

Zhongshan New Prawn Project (“ZSNPP”): In March of 2014, Sino Agro Food announced that CA was granted a contract to build an 8,000 MU prawn and agriculture center in Zhongshan City. CA has been engaged to provide construction and development services, as well as consulting support in the form of management, supervision, and training. The contract price for Phase 1 of the project is stipulated at USD 180 million +/- 15%. If project costs exceed this number, there are no provisions in the agreement providing for extra compensation. However, under Chinese law, CA is entitled to be compensated if the Chinese party has asked for work in excess of what the estimation in the current contract has been based on. The fees payable to CA are presently estimated to total approximately USD 149.6M, consisting of USD 104.3M from construction and development, and USD 45.3M from consulting, including USD 8.5M in license fees for up to 350 A-Power Modules that the licenses that are valid for 50 years. CA anticipates being designated as the marketer and distributor of the project’s end product prawns, eels, fish and produce.

To date, the Company has completed or is just about to complete the following:

(i)	A complex of office space, staff quarters, staff canteen, storage, parking areas and landscaping encompassing a total of 2,000 square meters on 15,000 square meters of land (about 23 MU or about four acres). These facilities are sufficient to house the staff personnel and working areas to administer Phase 1 of the project.

(ii)	Two out of three buildings in Phase (1) development, with each building occupies 8,560 m2 of floor area, houses 48 standard units of APM filters (with each standard APM filter controls and situated in between two APM tanks that collectively act as one unit has the capacity to contain up to 400 MT of water within its dimension of 12 m x 12 m x 3m in depth) are 95% completed with initial trials for stocking of prawn fingerling commenced in late February 2016; as of the date of this Annual Report, said prawn fingerling have been grown to an average size of 2 cm prawns that were transferred into 2nd stage grow-out tanks for their 2nd stage grow-out.

(iii)	A 3.5 Km coastal boundary road and over 5 Km of internal roads.

(iv)	Basic infrastructure in landfills and leveling, electricity and water supplies, underground drainages and pipes and cables have been laid and connected covering total areas measured up to 132 acres within the project property of 635 acres.

(v)	A demonstration model consists of 4 opened (RAS or APM) dams is 80% completed on a 10 acre block of land.

(vi)	60% of construction work has been completed for the development of salt water, fresh water and wastewater holding dams with inbuilt filters (using the RAS or APM technology) on a 12 acre block of land.

The Phase (1) model targets production capacity of 10,000 metric tons of prawns within said 3 buildings, with trials having commenced at the end of February 2016 and commercial operations of the Phase (1) Stage (1) built farms in said Building (1 & 2) scheduled to begin in July 2016.

Integrated Cattle Farm division (SJAP)

Operated by SJAP, the Integrated Cattle Farm division is the business unit of Sino Agro Food active in beef cattle rearing and value added processing of domestic and imported beef meat. Revenue for fiscal year ended December 31, 2015 was USD 144.6 million or 42.9 percent of the Company’s total sales of goods revenue of USD 336.8 million in the same period. Gross profit for SJAP in the fiscal year ended December 31, 2015 was USD 33.3 million, or 43.9 percent of the Company’s total gross profit in sales of goods of USD 75.9 million in the same period.

1.	Beef cattle rearing

Within the beef cattle farm division, the Company applies a co-operative farming model creating an intermediary supply pipeline to ramp up production at lower marginal cost to its operations.

The cattle grown by the Company are primarily Simmental, Charolais, and Angus. In general, local farmers buy 12 to 15 month old cattle from the Company’s cattle agents, and the Company commits to repurchasing the cattle between 21 months to 24 months old.

SJAP now has twelve cattle houses, with its smaller buildings housing a minimum of 200 head and larger cattle houses accommodating up to 350 head.

Within the Chinese agriculture market, small farmers lack commercial scale and expertise and therefore benefit from a strategic alliance. The Company works with the local government, soliciting their help to introduce and initiate a farmers’ co-operative, such as in the Huangyuan County, Xining City. This concept of strategic alliance with smallholder farmers under a co-operative farming model was originated and has been based on the following key characteristics and value enablers:

•	The Company assesses the ability of the regional farmers to grow crops and pastures as its nominated contractors, using the Company’s land that is leased to the Company free of rent by the local government or using the farmer’s own land. The regional farmers use the Company’s plant and equipment for their planting and harvesting. The Company provides the farmers with supervision and associated services, seeds and organic fertilizer on credit terms, and also purchases crops and pastures from them.

•	The Company also uses this regional farmers’ concept when growing cattle. The farmers are the Company’s contractors using the Company’s bulk livestock feed and concentrated livestock feed on credit terms. The Company buys the mature cattle, which the regional farmers raised on the Company’s livestock feed.

•	Ultimately, the Company is aiming to obtain cattle that will be qualified as “organically raised cattle,” in order to produce organic beef products on a commercial scale.

The key features of the co-operative farming model are set out in the illustration below:

As of the date of this report, SJAP has established 22 farmer co-operatives that have the capacity to fatten up to 20,000 head of cattle per year based on a 3-month turn-around program. The cost of rearing cattle is expected to be lower as a result of concentrating efforts on manufacturing and/or selling livestock feed. The regional farmers are contracted to grow crops and pasture for the Company using the Company’s land that has been provided lease-free by the local Government or by using their own land, the Company’s equipment operated by its workers for planting and harvesting, and the Company’s supervision and associated services, as well as seed and organic fertilizer. These items are provided to them on credit, which are then charged against their account when the Company purchases the crops and pasture grass from them in return. Regional farmers also raise cattle for the Company using its bulk and concentrated livestock feed under the same credit terms and conditions described above. That is, when the Company purchases the mature cattle from the regional farmers, their accounts are charged for the feed against the amount paid.

2.	The Organic Chain: (Organic Beef Product and Supply Chain)

The Company prepares its agricultural wastes into bioorganic fertilizer.1 Also the livestock feed2 is prepared into bioorganic livestock feed. Bioorganic fertilizer and the bio-organic livestock feed is sold to farmers that work on the Company’s land-use rights, which is owned by the government and leased with a subsidy or rent free, due to the many benefits for the community. Fertilizer and livestock feed ~~is~~ are prepared based on the Company’s patented enzyme. The use of the enzyme is synergistic, as the production of fertilizer and livestock feed is permissible all 12 months of the year, which is a competitive advantage.

The farmers use the bioorganic fertilizer on the soil and feed the grain to the cows together with the livestock feed. Government tests show:

•	Additional average weight gain per head of fattening cattle;
•	Additional fresh milk is produced;

1 Through the environmental friendly “Bacterial and Bio-organic Fertilizer Manufacturing Technology”

2 Consists of raw material consisting of crop wastes as well as locally grown and available wild wheat plus wild wheat sterns, wild peas with sterns and leaves, and selective pastures grown in the wild. These raw materials will be finely cut and put through a number of aging and fermentation processes by adopting a technology and method called “Stock Feed Manufacturing Technology,” duly licensed by TRW, a 100 percent owned subsidiary of the Company, and catalyzed by the enzyme developed by SJAP. Thereafter, the end materials will be packed and sealed in airtight and weatherproof packaging ready for storage.

•	All feeds are much easier to digest resulting in much cleaner environment in the cattle yards and houses;
•	No ill effects were recorded due to the Company’s feed;
•	All cattle preferred to eat the Company’s feed and were reluctant to revert back to the consumption of their old feed after they had consumed the Company’s feed during the period.

Through an acquired patent,3 the fat content of a 15 month-old cattle can be decreased from 15 kg to 5 kg, which improves the quality of the meat and its yield. The inventor of the patent is now an equity partner in SJAP.

3.	Feed

On February 28, 2013, SJAP completed its development of the Concentrated Livestock Feed (“CLF”) manufacturing factory, and started the production and sales of CLF. This CLF complements SJAP’s bulk livestock feed to provide the local cattle and sheep farming industry with a completed feed formula that can cater to the rearing of cattle and sheep at various growing cycles (e.g., specially formulated mixes with efficient nutrients for dairy cows and sheep, weaning, fattening and mature cattle and sheep). The advantage of the formulated feed combination is that the cattle and sheep growers will realize cost savings in production knowing precisely the amount of concentrated feed that will be needed by their livestock, thus avoiding wasted excess concentrated feed due to over feeding, which results in worthless excess fat in mature animals. In this respect, the Chinese central government has placed an order with SJAP to reserve up to 5,000 MT of CLF annually as part of the country’s annual reserve emergency livestock feed inventory. Thus, since March 2013 onward, SJAP has generated additional revenue generated from the sales of CLF.

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

In the longer term, the Company believes that wholesale prices of SJAP’s livestock feed will maintain a steady growth rate of 5% to 10% per annum influenced mainly by rising labor cost of the country.

4.	Value Added Processing and distribution

In 2014 the Company initiated operations in slaughter and deboning services to farmers at its abattoir and deboning facilities. SJAP received a business permit from the Chinese authorities on April 17, 2013, and construction commenced on April 21, 2013 on the abattoir, deboning factory, and related packaging facility. Since it is rare and difficult to obtain a permit for an abattoir facility in China, having this facility is expected to become a very valuable asset for the Company. To date, SJAP’s abattoir, deboning factory and packaging facilities are fully operational.

Before the abattoir and related facilities were operational, the Company sold mostly live cattle to or through various cattle wholesalers to existing wholesale and distribution markets that did not require much marketing efforts and networking.

In China, beef is customarily distributed through various tiers of established wholesalers and distributors that source their beef from various slaughter and deboning houses located across many districts in China. Most of these wholesalers sell multiple types of frozen or freshly chilled meats (including pork and poultry, etc.), and some slaughterhouses specialize in and solely supply beef. These wholesalers and distributors supply beef to regional supermarket chain stores, retailing wet and frozen food markets, the catering industry, etc. Therefore, after having established its own slaughterhouse and deboning factory, SJAP is expected to automatically become the primary supplier of beef. As such, many existing wholesalers and distributors will source their beef supplies directly from the Company. With the current ever increasing demands of quality beef meats due to the increase of middle class consumers, the Government’s enforcement of food safety regulation, and of anti-smuggling and illegal imports of beef, the right opportunity exists for SJAP to market its high-quality beef product. Therefore, the Company is confident it will successfully sell its beef meats in domestic markets. Also, a portion was exported to South Asian countries (i.e., Malaysia, Singapore, Hong Kong, Middle East countries and Thailand etc.) in 2014, as the Local Government encourages the Company to do.

The following table shows the current average mark-up margin for most of the sellers and operators in the beef trade in China:

Type of wholesalers, distributors or retailers	Mark-up Margin in Localities (Low / High)
	Tier 1 Cities	Tier 2 and Tier 3 Cities	Tier 4, Tier 5 & Lower Cities
Slaughter cum deboning houses	30% / 35%	33% / 38%	39% / 42%
1st tier wholesalers and distributors	10% / 12%	12% / 15%	15% / 20%
2nd and 3rd tier wholesalers and distributors	15% / 20%	18% / 25%	20% / 30%
1st tier retailers (i.e. supermarket chains)	22% to 35%	22% / 35%	22% / 35%

3 T1 Enzyme Technology (T1), Patent number ZL2005 10063039.9.

The Company’s marketing strategy to sell its beef meats and beef products targets the middle class consumers through the following developments:

Development Items and Marketing Channels	Estimated Annual Beef Production in Metric Tons (MT)			Share of Sales
	2014	2015	2016	2014	2015	2016
	6,000	9,000	18,000
Develop up to five sales and distribution outlets in Guangzhou, Beijing, Tianjin, Chongqing and Shanghai City
(A) Existing localized 1st, 2nd and 3rd tier wholesalers and distributors in these cities				60%	45%	35%
(B) Own sales and distribution outlets*				40%	30%	30%
Develop up to five sales and distribution outlets in Fuzhou, Changsha, Suzhou, Shenzhen and Xiamen City
(A) Existing localized 1st, 2nd and 3rd tier wholesalers and distributors in these cities					15%	20%
(B) Own sales and distribution outlets *					10%	15%

*The Company’s own sales distribution outlets will include the development and operation of the following:

•	1st and 2nd Tier Wholesale and Distribution Network directly competing with, and supplying to, existing local wholesalers.
•	Distribution and service networking into supermarket chains, restaurant chains and domestic distributors.
•	Franchising of “Bull” Restaurants that will sell the Company’s own beef and beef products

Currently the Company’s “Bull” restaurant serves as a demonstration model. Converted from an old cattle house, and situated next to the renovated cattle houses at SJAP’s complex, the “Bull” restaurant seats over 130 and uses on average one head of cattle every three days.

The Company assumes that in big cities, compared to the small community of Huangyuan where the demonstration restaurant is located, a similar restaurant must have the capacity to use up to at least two head of cattle per day, equal to 730 head per year. Therefore, if and when the Company develops additional “Bull” restaurants, it is anticipated realizing sales of up to 36,500 head of cattle in a year, which is more than SJAP targets to slaughter in 2016 (i.e., 30,000 head).

The table below lists some of the biggest wholesale frozen food (including beef) markets in Tier 1 cities (i.e., Beijing, Shanghai and Guangzhou City) from which there are many established logistic services to channel frozen goods to other Tier 2 and Tier 3 cities, where many existing localized wholesalers and distributors are situated and operating:

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

Note: the Company intends to acquire an existing wholesale establishment in each of these Tier 1, Tier 2, and Tier 3 Cities to be its main sales and distribution outlets, and as its main regional sales administration centers.

With the slaughterhouse, deboning and value added processing facilities (“VAF”) operational since Q1 2014, the Company expects rapid growth of revenue and profits for SJAP, thereafter.

The combined operation of SJAP achieved sales revenues of USD144.6 million in 2015 compared to USD102.04 million in 2014, representing a growth rate of 41.7%.

Overall, SJAP expects that revenues from operations will multiply and increase rapidly as a result of the addition of further herds, and of comprehensive value added processing and marketing facilities.

In this respect, SJAP’s fully owned subsidiary Qinghai Zhong He Meat Company (or QZH, the company that operates the VAF) increased sales revenue by USD 44.3 million or 336% from 2014’s USD13.2 million to 2015’s USD 57.6 million and generated gross profit of USD15.1 million in 2015 compared to USD3.9 million in 2014.

In 2014, the Company expected a trend of continuous increases in beef and cattle prices given the increase in demand for quality beef and beef products (including value-added products) in tandem with the rise of living standards in China, the short supply of quality breeding stock that will be required to produce enough cattle to satisfy the increased demand. However, this prediction turned out to be wrong because the Chinese government changed its beef import policy during the 2nd quarter of 2015 relaxing the restriction on beef imports from eleven countries (e.g., New Zealand, Brazil, Australia, etc.), which started to affect the local cattle and beef industry primarily due to the drop of local cattle and beef prices from June 2016 as supplies were increasing rapidly while the growth rate of China’s middle-class did not keep pace in such a short space of time; (i.e., early months 2015 averaged wholesale prices for live weight cattle was at about RMB32 / Kg and it went as low as to RMB20 / Kg by December 2015).

In this respect, SJAP’s overall cattle division (excluding QZH) achieved sales revenue of USD86.97 million in 2015 compared to 2014’s USD88.8 million (representing a negative growth rate of -1.86%) and gross profit dropped to USD18.25 million from 2014’s USD26.95 million (representing a drop of 32.3%).

In order that the impact of said governmental change of policy affecting the local cattle and beef industry could be minimized, the Company decided to implement the following business plan and direction ( the “Program”):

•	Increase its VAP activities by importing more beef from other countries (Australia and Brazil, etc.);

•	Upgrade its cattle herd by 2018 aiming at annual production thereon at rates of 3,000 head of Wagyu cattle, 2,500 head of 500-day grain fed angus and 2,500 head of pure organically grown angus, thus reducing its current cattle herd makeup gradually down to zero by 2018 starting from last quarter of 2015;

•	To add more value added processing lines of activities (i.e. canning division etc.) to gain more export sales apart from its domestic sales;

•	To expand its marketing network to cover major cities of nearby provinces that collectively have more than 350 million in population; and

•	To train and to recruit suitable human resources effectively and efficiently.

The Program will involve additional capital expenditure and working capital over a 3-year period; as such, the Company may divest SJAP and list it as a stand-alone entity on a Chinese Stock Exchange such that it will be able to raise capital to finance the development needs of the Program. There can be no assurance that the Company will ultimately pursue this plan or, if it does, when such a spin-off would occur.

Organic Fertilizer (HSA) division

The business division Organic Fertilizer refers to the operations of the subsidiary HSA in Linli District, Hunan Province. Revenue for the fiscal year ended December 31, 2015 was USD 20 million, or 5.9 percent of the Company’s total sales of goods revenue of USD 336.8 million in the same period. Gross profit for the Organic Fertilizer division for the fiscal year ended December 31, 2015 was USD8.5 million, or 11.2 percent of the Company’s total gross profit for sales of goods of USD 75.9 million in the same period.

The operation in Linli District, Hunan Province, is run by HSA, a 76% owned Chinese subsidiary. HSA conducts the following business activities, both of which are in the development stage:

•	manufacturing and sales of organic and mixed fertilizer,
•	cultivation of pastures and crops in preparation for the establishment of beef cattle farms, and
•	rearing of beef cattle

By January 2013, the first organic fertilizer production plant was established and started its production of organic fertilizer. On March 5, 2013, HSA secured the rights to use an enzyme developed by a Hong Kong company some twenty years ago that has been utilized by global manufacturers of organic fertilizer. The advantage of this particular enzyme is that when it is applied to the organic fertilizer it has the ability to convert part of the organic raw materials into potash and phosphate without having to add in chemically formulated potash and phosphate, such that the Company’s end fertilizer can be qualified as pure organic fertilizer made with 100% natural organic raw materials. With this pure organic fertilizer, HSA is in a position to fully explore the potential market for fish in farm lakes and thereby to attempt to align itself with the government’s policy of encouraging lake fish farmers to use pure organic fertilizer instead of chemical fertilizers. In addition, cost savings from avoiding the use of chemical potash and phosphate will, in management’s belief, result in a better profit margin for the Company. Sales of pure organic fertilizer commenced at the end of Q1 2013.

Currently, chemical fertilizers in the region are sold at wholesale between RMB 3,000 to 3,600 per MT depending upon their chemical composition, compared to organic fertilizer from HSA selling at an average of RMB 1,200 to RMB 1,300 per MT. The Company’s new 100% pure organic fertilizer with up to 8% potash is currently being marketed between RMB 2,000 to RMB 2,200 per MT targeting to reach an average up to RMB2,600 per MT such that its prices will be at the mid-range between organic and chemical fertilizer.

HSA produced 50,000 MT of organic fertilizer and organic mixed fertilizer in 2014 under its newly completed production plant and facilities, and aims to ultimately increase its capacity to about 90,000 MT per year in stages. The main hardship related to selling fertilizer is the requirement to provide longer credit terms (sometimes up to 180 days) to the Company’s end buyers because these end users normally can afford to pay for them only after they sell their products. Therefore, the Company must assess creditworthiness of its prospective customers, and only consider the farmers who can be deemed creditworthy, and who follow the Company’s requirements for planting their fields and harvesting crops each year.

Development of HSA in Linli District, Hunan Province, follows SJAP’s business model. HSA is situated in a much better growing environment than SJAP, a farming rich province in central China. Thus, HSA benefits from cheaper logistics costs, close proximity to large markets, and a more favorable climate (milder winters and longer summers versus SJAP’s long bitterly cold winters and short summers). However, financial support from the Government is more difficult to obtain in the Hunan Province because more entities share the Government’s support provisions.

HSA endures both higher development costs and longer time to construct its facilities when compared to SJAP, whose property had 40 older (yet salvageable) buildings, which it has renovated to meet its needs.

Hunan Province is one of the biggest primary producing provinces of China with over four million primary producers that grow rice, tea, tobacco, grapes, citrus, cotton, seedlings, sunflowers, herb plants and many varieties of cash crops. Hunan also has a long-standing history in lake aquaculture producing millions of tons of fish and other seafood annually (e.g., total primary production is over RMB 450 Billion, or about USD 75 Billion, recorded in 2011 as announced by Hunan Province Agriculture Department).

At the Company’s newly built fertilizer factory, the 100% pure organic mixed fertilizer (“POMF”) is generating stable income and revenues reached targets in 2015 of over 13,037 MT of Organic Fertilizer, 36,232 MT of Organic Mixed Fertilizer and 180 MT of retailed packed fertilizer, collectively amounting to just under 50,000 MT.

Construction work to develop HSA’s cattle station that began in March 2012 with preparation work on its general layout is now, as of December 2015, a 2,000 head capacity cattle farm built and ready for operation. The Company cultivated 75 acres of its land, situated below the fertilizer factory, and planted crops and pasture.

The Company’s plan for HSA is to process cattle waste from its own cattle farm to be used as raw materials for the manufacturing of fertilizer, thus there will be substantial saving in its cost of fertilizer manufacturing (estimated at over USD2.5 million per year based on current sales), and with such cost of saving, HSA will be able to self-finance the development of its Yellow Cattle Program designed to eventually produce the Yellow Cattle into one of the top quality beef cattle in Asia, aiming to reach meat quality on par with Japanese Wagyu Cattle.

Therefore the Company’s plan is to merge Cattle Farm (1) & (2) with HSA sometime in 2016 or 2017, at the latest, such that CF (1 & 2) will be the breeding station to supply yearlings for HSA to grow into full grown cattle (up to 3 years old) that will be sold in the Chinese market. The Yellow Cattle is very similar in body size and weight and quality to the Japanese Wagyu cattle and has distinct meat texture, flavor and quality that are in high demand in China.

Cattle farms (MEIJI) division

The business division Cattle Farms, or MEIJI, refers to SIAF’s cattle rearing operations in Jiangmen, Guangdong Province. Revenue for fiscal year ended December 31, 2015 was USD 35.3 million, or 10.5 percent, of the Company’s total sales of goods revenue of USD 336.8 million in the same period. Gross profit for the Cattle Farm (MEIJI) division for the 12 months ended December 31, 2015 was USD 1.9 million, or 2.5 percent of the Company’s total gross profit on sales of goods of USD 75.9 million in the same period.

Currently there are two operations in this segment, Cattle Farm 1 and Cattle Farm 2. Sales for 2015 amounted to 14,947 head of cattle.

Cattle Farm 1: Cattle Farm 1 was built as a demonstration farm to show that cattle can be raised in a semi-tropical climate using the Company’s semi-grazing and housing method. Using the Company’s semi-free growing management system, the cattle are allowed to graze in the field during the early morning and kept indoors and out of the sun during the hot summer days. This method has proven reliable, with the growth rate of the cattle measuring slightly higher than the cattle at SJAP (i.e., averaging around 0.28 kg per day per cattle more).

Cattle Farm 2: Cattle Farm 2 is a beef cattle farm situated in Guangdong Province, Guangzhou City. Cattle Farm 2 is operated by a private company formed in China with Chinese citizens acting as its legal representative as required by Chinese law. EAPBCF will become a Sino Agro Food subsidiary when its SFJVC is officially formed. This is expected to occur during 2016 or 2017 pending availability of free cash flow of the Company; however, no guarantee can be made that the SFJVC will be formed.

Cattle Farm 2 is complementary to Cattle Farm 1, having an additional 76 acres of land suitable for growing the Company’s type of pasture (a cross between elephant grass and yellow grass) that has a very high yield rate of over 35 MT per 1/6 acre per year, and containing an average of over 9 percent protein that is very suitable for consumption by cattle. Between the two farms, under normal seasons, they have a capacity to produce up to 30,000 MT of pasture/year collectively that is capable to feed up to 5,000 head of cattle/year based on the consumption rate on average of 6 MT/head.

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

Yellow Cattle (Beef meat) is traditionally a high-end market in China, as it is mainly sold in higher end markets. This situation is rapidly changing, though, owing to urbanization and rising incomes, the rising demand for such quality beef, such that we foresee that eventually, locally grown and produced high quality beef from local breeds like the Yellow Cattle will establish its “Brand” and in turn premium prices in China similar to how many locally bred Japanese Cattle found their market niches in Japan.

Plantation division

The business division Plantation refers to SIAF’s produce production situated at Enping City, Guangdong Province. Revenue for 12 months ended December 31, 2015 was USD 13.7 million or 4 percent of the Company’s total sales of goods revenue of USD 336.8 million in the same period. Gross profit for the Organic Fertilizer division for the 12 months ended December 31, 2015 was USD 9.3 million, or 12.2 percent of the Company’s total gross profit for sales of goods of USD 75.9 million in the same period.

JHST is an SFJVC that is 75 percent owned by SIAF. Situated at Enping City, Guangdong Province, it is consolidated as a subsidiary, and is the owner and operator of a Plantation where mainly Hylocereus Undatus, or Dragon Fruit, is grown.

Hylocereus Undatus is a cactus commonly referred to as dragon fruit. JHST conducts two main operations: (i) growth and sales of flowers that are consumed as vegetables in China, and (ii) drying and value added processing and sales of HU flower products (used in health-related soups and teas). JHST cultivates 187 acres of Hylocereus Undatus in the Guangdong Province.

HU cacti take three years to reach maturity, though they will flower a little even in their first year, and can produce for as long as twenty years. JHST began planting in late 2007, and by 2015 all of the plants are mature (averaging over four years). HU blooms for a very short period, sometimes only one night, and flowers must be 20 to 25 cm long when picked before they turn from green to white. HU is a delicate crop and the harvest season runs from July through October.

Fresh flowers are sold to regional wholesale and retail markets due to their short shelf life. Some are dried and packed; these flowers are sold to a few major wholesalers, who distribute them to wholesale and retail markets and export traders through the winter and spring months (from October to June) in Guangdong Province. HU is a seasonal revenue product; more than half of JHST’s revenues are recognized in the third quarter. No sales are made in the first quarter.

The Company originally expected that by 2014, dried and pickled flowers would make up 96 percent of the division’s flower income as produce is diverted away from delicate fresh flowers. In 2013, the Company planted a special selenium-rich Chinese herb (called XueYingZi, or “Immortal Vegetable” in China, and Snowsakurako in Japan) among the HU plants hoping to prolong the shelf life of the fresh flowers from 2-3 days up to 12-14 days and increasing the sales of fresh flowers. This did not occur, so that the Company processed up to 80 percent of HU as dried flowers in 2013. The Company’s organic Immortal Vegetable plants have properties that some believe induce good health. The Company has processed these into small gift packs - selling them as organic vegetables with leaves for tea and stems for soup. Laboratory test results show that each kilo of fresh Immortal Vegetables contains 0.58 gram of selenium, which adds value to their sales. In December 2013, the Company started trials to plant other cash crops in between the HU plants with the aim of improving revenue covering all seasons. As of the date of this Annual Report there are 70 Mu Immortal vegetables on the plantation being cultivated in and generating revenue for the HU plantation.

HU flowers are in greater demand than supply can meet for several reasons; (i) In Guangdong Province, HU plants can only be grown commercially along certain districts; there were over 40,000 acres of HU Plantation in 2005, but due to the growth of industrialization and modernization, acreage is now less than 4,000 acres, and (ii) farm laborers are getting harder to find. With the increase of cost of wages and salaries, the rapid rise of the land cost and the increase cost of farm developments, it is extremely difficult to start up a big acreage HU plantation. For these reasons the Company anticipates that prices of dried HU flowers will enjoy a steady rise at an average rate of 8 to 12 percent per year, which has been the trend since 2009. However, the biggest risk to yield is weather, as substantially wet rainy seasons can limit the yield of any harvest.

The Company is planning to merge the plantation with a health and herbal Company that has chains of health food shops and to change the plantation into a producer of selenium rich and calcium rich health products using the HU flowers and immortal plants as its core produce within 2016, subsequently to spin it off as an independent company listed on a suitable stock exchange aiming to obtain optimal returns beneficial to the Company’s shareholders.

Marketing & Trading Division

Revenue for 12 months ended December 31, 2015 was USD 37.9 million or 11.2 percent of the Company’s total sales of goods revenue of USD 336.8 million in the same period. Gross profit for the 12 months ended December 31, 2015 was USD 4.74 million or 6.25 percent of the Company’s total gross profit for sales of goods of USD 75.9 million in the same period.

The Company distributes imported meat and seafood through two completed and operational facilities from which it has acted as turnkey project developer to construct and manage these operations:

1)	Wholesale and distribution facilities (“Wholesale Center 1”) for Guangzhou City NaWei Trading Co. Ltd (“NWT”), an unrelated Chinese third party owned company situated at the Guangzhou City, LiWan District, New Wholesale Market.

2)	The Shanghai Distribution Center which was built to accommodate a capacity of 50 metric tons of meat per day and to distribute 5,000 metric tons of seafood within two years.

In 2013, the Company also constructed a trading complex (the “Trading Center”) for the Import and Export at another building adjacent to Wholesale Centers 1 and 2. The Trading Center has imported frozen and fresh chilled and live seafood (i.e., cuttlefish, squid, prawns, salmon, crabs and eels) from Malaysia, Thailand, Russia and Madagascar and other local coastal fishing towns. The seafood was sold to Wholesale Center 1, which distributed and sold it into various reputable food chain outlets, wholesale market stores and supermarket chains in the Guangzhou City, Shanghai City as well as in the southern coastal towns of the Guangdong Province.

Primarily, the Company distributes meat imported from Australia and seafood from Madagascar through these operations, with an expanding number of suppliers from other countries.

Project Development Division

In 2015, there were project developments (or Technology engineering consulting and services) work carried out by CA on aquaculture related projects and by SIAF on non-aquaculture projects:

Introduction

The Project Development division earns revenue by providing turnkey project management and engineering services today mainly within aquaculture. Project development revenue for 12 months ended December 31, 2015 was USD 92.3 million or 21.5 percent of the Company’s total revenue of USD 429 million in the same period. Gross profit for project development for the 12 months ended December 31, 2015 was USD 35.2 million or 31.7 percent of the Company’s total gross profit of USD 111 million in the same period. All project development activity for the year was carried out through Capital Award for the aquaculture division.

As of March 28, 2016, CA has entered into ten (10) project development and consulting and services contracts. Information and status are shown in the table below:

Number	Year	Name	Stage of completion
1	2010	Fish Farm 1 (JFD)	Completed and acquired by SIAF
2	2011	Fish Farm 2	Under expansion by owner
3	2011	Cattle Farm 1 (JHMC)	Completed and acquired by SIAF
4	2011	Prawn Farm 1 (EBAPCD)	Completed with hydroponic farm to go
5	2011	Prawn Farm 2 (ZSAPP)	Under expansion by owner
6	2012	Cattle Farm 2 (EAPBCF)	Completed
7	2012	Wholesale Center 1 - Guangzhou (APNW)	Completed
8	2012	Central kitchen, distribution network, signature restaurants	Completed
9	2013	Zhongshan New Prawn Project (ZSNP)	Under construction
10	2014	Wholesale Center 2 - Shanghai (APNW)	Completed

Together with its subsidiaries, the Company essentially constitutes an engineering company providing services in engineering consultancies, supervision and management on the development of agriculture and food based projects in China. These include the construction of farms (or other facilities) as well as the development of business operations of related projects that are apply and use the Company’s principal technologies, including the following:

•	A recirculating aquaculture system (RAS) and designs for the growing of aquatic animals (fishery);

•	Semi-free range cattle growing systems and designs for raising cattle and sheep in locations of China having tropical hot climates, (i.e. Cattle Farm 1 at Enping district; and

•	Other associated technologies.

CA’s standard principal terms and conditions for its Aquaculture project development consulting and service contracts are outlined below:

•	CA is the consulting and service provider as the turnkey contractor of the project;

•	The Chinese businessmen are the clients of CA and the investors and owners of the project company;

•	CA creates and manages development schedules for the project;

•	CA is responsible to build the Aquaculture project (including development of its business operation) using the Company’s APRAS technology, systems, know-how, and management expertise and systems for and on behalf of the developer;

•	The developer is responsible to pay CA for its work, including all sub-contractors and suppliers appointed by CA in a timely manner, normally a 60 day term;

•	Provision clauses allow CA to appoint and to select sub-contractors and suppliers;

•	Clauses allow extra work and additional work and extra cost provisions; and

•	Contracts generally include i) warranty and limitation of liabilities, ii) scope of work and lists of supplies (including all plant and equipment), iii) installation, training and commissioning of the developments and business operation; and iv) granting to CA rights to management of operation, and marketing and sales of the produce and products from the farm’s operation.

The Company’s services are comprehensively supportive with vertically integrated operational activities to provide service for the construction of and the business development of the projects to joint ventures. Consulting services include research and development on grown and growing animals, supply of foundation animals (baby calves, fingerling and breeding stocks etc.), supplying designed and configured plants and equipment to the marketing and sales of the end product.

Aquaculture Project Development

Engineering consulting and services provide a comprehensive range of services in the field of aquaculture. These include research and development, brood stock supply, nurturing of fish fingerlings and prawn post-larvae as well as growing of fish and prawns, engineering designs and planning of farms and associated operations, technology and related implementation, supervision, training and conducting trials, management of farm operation and construction, supply of plants and equipment, training of maintenance and operational services, sales, transportation and marketing of fish and prawns, as well as financing. The Company’s management team and staff in Guangzhou conduct the engineering and consulting work. Sino Agro Food directs the scope of work so that building subcontractors deliver projects efficiently and cost effectively. Using locally manufactured equipment, parts and components customized to the Company’s proprietary designs and engineering specifications, production costs for machinery and facilities are far lower compared to foreign aquaculture systems. The Company believes that it delivered the first indoor re-circulated aquaculture prawn farm in Asia.

Other Project Development

The Company has also, acting as a turnkey project developer, built 8 restaurants with central kitchen and bakery facilities in the greater Guangzhou area.

•	Restaurant 1, at River South District, Guangzhou. Operated since Q1 2012.

•	Restaurant 2, at the UU Park Complex in Tianhe District, Guangzhou. Operated since Q3 2012.

•	Restaurant 3, at the Sporting Complex in Tianhe District, Guangzhou. Operated since Q1 2013. The Company stopped operating Restaurant 3 in Q3 2013 due to landlord’s failure to provide a Fire Safety Permit.

•	Restaurant 4, at Harbor City Shopping Center, Guangzhou. Operated since Q3 2013.

•	Restaurant 5, at the center of Zhungzhen City. Operated since Q1 2014.

•	Restaurant 6, at the Li Wan District and next to Wholesale Center 1, Guangzhou. Operated since 2014.

•	Restaurant 7, at Xining City which is the 2nd “BULL” restaurant established in Qinghai Province operated since 2015.

•	Restaurant 8, at JianJiang City, JianJiang District, Guangdong Province, operated since August 2015.

Intellectual Property Rights

The Company and its business are, to some extent, dependent on patents, licenses and other intellectual property rights. As of the date of this Annual Report, the Company holds intellectual property for fertilizer formulas, livestock feed fermenting formulas and indoor fish farm techniques. These include an enzyme technology master license registered under a Chinese patent for the manufacturing of livestock feed and bioorganic fertilizer, and an aromatic-feed formula technology for the production of aromatic cattle. Further, Sino Agro Food holds a “master license” in China for “A Power Technology” (for further information, see the section entitled “Material agreements – License rights”), a modular on-land fish growing system and technology based on a re-circulating aquaculture system, as well as a license to exploit sleep cod breeding technology to grow out sleep cod and a bacterial cellulose technology license.

On 12 November 2008, Tri-way Industries Limited entered into a Sales and Purchase of Technology Master License Agreement with the inventor of a patent, Mr Shan Dezhang, concerning the sale and purchase of the master licence rights of a patent registered in China under the name of “Zhi Wu Jei Gan Si Liao Chan Ye Hua Ji Qi Zhi Bei Fang Fa”, with patent number ZL200510063039.9. The patent relates to methods of processing plant straw into animal fodder and industrialisation of product of plant straw fodder. Under the agreement, Tri-way Industries Limited is licenced to use and to licence others to use the secrets, copyrights processes and other intellectual property rights associated with the patent in any territories in the world free from all encumbrances with all rights to the patented intellectual property and related brand and label as provided under the laws of China. The total purchase price of the patent was USD 8,000,000, to be paid in several installments. As Tri-way Industries Limited is not a Chinese company, relevant Chinese authorities must under applicable Chinese law, approve the assignment. The patent assignment has not been registered. Consequently, under Chinese law, the patent shall not take priority over the interests of third parties who are in good faith.

On 15 May 2009, Tri-way Industries Limited (as licensor) entered into a sub-licence agreement with Qinghai Sanjiang A Power Agriculture Co. Ltd (as licensee) concerning the sub-licensing of the above-mentioned patent (ZL200510063039.9). The licence period is 50 years, and the annual licence fee is stipulated at USD 450,000. However, as effective patent protection for the patent is 20 years, the excess part of the term is void under Chinese law. The contracting parties of the aforesaid sub-licence agreement have never performed the terms of the said agreement and no payment has ever been made by the licensee to the licensor. The parties have no intention to perform the sub-licence agreement, and the contracting parties have terminated the said agreement accordingly.

On 20 June 2011, SJAP entered into an agreement with Guangzhou City Garwor Trading Company Limited, pursuant to which Guangzhou City Garwor Trading Company Limited transferred its trademarks with registration numbers, 3713869 and 3713868, as well as a microbial patent with patent number ZL200610033295.8. The total transfer fee for the trademarks and the patent was RMB 12 million and the transfer fee for the technology secrets was RMB 1 million. According to the said agreement, the transfer fees shall be paid by the interest generated from the utilization of the patent. Moreover, the said agreement stipulates that any new technology improvements of the invention shall belong to both parties, and that any resulting profits shall be shared equally. Guangzhou City Garwor Trading Company Limited is a shareholder in the transferee and therefore a related party. An evaluation report was not filed with the transaction. Although this is not a formal requirement under Chinese law and the contract is valid, this may lead to the contract being challenged in the future on the basis of unfairness. Moreover, as the transferor, Guangzhou City Garwor Trading Company Limited, is not the owner of the trademark, the said agreement is void under Chinese law and SJAP has therefore not obtained ownership of the aforementioned trademarks. This may be corrected if and when SJAP enters into an agreement with the trademark owner. If SJAP uses the trademark without prior consent of the trademark owner, this would constitute trademark infringement. However, SJAP is intending to write off said trademark, and does not intend to use the trademark in question.

Borrowings, loans receivables and contractual obligations

Material borrowings

Short-term financial debt

Name of Lender	Total facility	Utilized facility	Interest Rate	Tenure	Comment
Agricultural Development Bank of China Huangyuan County Branch, Xining City, Qinghai Province	RMB 35,000,000 (USD 5,468,750)	RMB 25,000,000 (USD 3,906,250)	6.4%	23 October 2015 – 23 October 2016	Issued to SJAP Secured by land use rights and guaranteed by third party

Long-term financial debt

Name of Lender	Total facility	Utilized facility	Interest Rate	Tenure	Comment
GanGuo Village Committee Bo Huang Town, Huangyuan County, Xining City, Qinghai Province, the P.R.C	USD 151,447	USD 151,447	12.2%	June 2012 – June 2017
Agricultural Development Bank of China Huangyuan County Branch, Xining City, Qinghai Province	RMB 20,000,000 (USD 3,125,000)	RMB 20,000,000 (USD 3,125,000)	6.4%	23 October 2015 – 23 October 2016	Issued to SJAP Long-term loan
Agricultural Development Bank of China Huangyuan County Branch, Xining City, Qinghai Province	RMB 35,000,000 (USD 5,468,750)	RMB 0	6.4%	23 October 2015 – 23 October 2016	Issued to SJAP Project loan
EuroChina Capital Stockholm, Sweden	USD 33,000,000	USD 33,000,000	10.50%	24 August 2014 – 28 February 2020	Convertible, Junior to all outstanding debt

Agricultural Development Bank of China Credit Facilities:

On the October 23, 2015, the Company’s subsidiary SJAP entered into three agreements regarding credit facilities with the Agricultural Development Bank of China, Huangyuan County Branch. The agreements grant SJAP a credit of RMB 35 million, RMB 20 million and RMB 35 million, respectively, at an interest rate of 6.40 percent. The agreements are valid for 12 and 60 months after the date of each agreement. The credit facilities are personally guaranteed by Mr. Zhao Yilin, the general manager and legal representative of SJAP who has given personal guarantees for the repayment of the loan sums of RMB 25 million and RMB 15 million plus interest and charges payable under the loan agreements. Land use rights and building ownership rights with net carrying amount of USD 471,048 also secure the credit facilities. Agreements between SJAP and the Agricultural Development Bank of China regarding credit facilities have been entered into on a yearly basis during the last three years.

Negotiable Convertible Promissory Notes

On August 29, 2015, TRW issued negotiable promissory notes to three fund companies and one individual for $3,450,000 and the Company acted as guarantor for repayment.

•	Issuer: Tri-way Industries Limited (“TRW”)
•	Principal amount: $3,450,000
•	Interest rate 2.50% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
•	Default interest rate: 15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
•	Interest payment: Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
•	Repayment date: Repaid in full within 120 calendar days from the issue of notes
•	Security: Corporate guarantee by the Company
•	Conversion option: Note holders can convert the notes at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business days prior written notice to TRW and the Company, into shares of the Company. TRW may in its discretion choose to settle such conversion option with newly issued shares or existing shares, in its sole discretion. The initial conversion price is USD 12.00. In the event of a dividend, share split or consolidation or spin-off (each a “Corporate Event”) by the Company, the conversion price shall be adjusted to provide the same economic value to the note holders as if such Corporate Event did not occur.

As of December 31, 2015, the amount outstanding under these notes was USD 865,968.

Euro China Capital Convertible Note:

On August 29, 2014 the Company completed the closing of a private placement financing transaction with an accredited investor, Euro China Capital AB (“ECAB”), which purchased a 10.5% convertible note (the “Note”) in the aggregate principal amount of up to USD 33,300,000. The Company received a total advance of USD 25 million. The Note carries an original issue discount of 25%.

Interest on the Note shall accrue on the outstanding principal balance of the Note from August 29, 2014. Interest shall be payable quarterly on the last day of each of March, June, September and December commencing September 30, 2014 provided, however, that the Noteholder may elect to require the Company to issue to the Noteholder a promissory note in lieu of cash in satisfaction of any interest due and payable at such time. Any interest payment note shall be subject to the same terms as the Note. The Note has a maturity date of February 28, 2020.

The Note is convertible, at the discretion of the Noteholder, into shares of the Company’s common stock (i) at any time following an event of default, or (ii) for a period of thirty (30) calendar days following October 1, 2015 and each anniversary thereof, at an initial conversion price per share of USD 9.90, subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the Note. As long as the Note is outstanding, the Noteholder shall have a right of first refusal, exercisable for thirty (30) calendar days after notice to the Noteholder, to make loans to the Company and its subsidiaries or to purchase securities proposed to be offered and sold by the Company or its subsidiaries. The Company is required to promptly give the Noteholder written notice of such proposed transaction.

The Note agreement contains regular provisions requiring timely repayment of principal and accrued interest, payment of default interest in the event of default, default and optional conversion and does not contain specific financial covenants. To the Company’s knowledge, the Company is in material compliance with the terms of the Note.

Moreover, the Note provides that upon the satisfaction of the Payee Conditions (defined as the date upon which the Noteholder shall have advanced a principal total amount of at least USD 33,300,000 and has delivered to the Company a notification notifying the Company that the Noteholder has formed a bondholders committee consisting of two to four persons), the Company shall not hire a new Chief Financial Officer (or any other person that performs the functions typically performed by a Chief Financial Officer) without the prior written consent of the Noteholder.

Except as otherwise approved by the Noteholder in an aggregate amount not to exceed USD 5,500,000 of indebtedness and other payables currently owed to vendors and lenders, the Company is prohibited from entering into any agreement with any vendor or lender that involves the issuance of any equity securities as payment for any amounts owed to such vendor or lender or actually issue any such equity securities to such vendor or lender as payment for any such amounts from and after the date of the Note.

Upon the Noteholder’s request, the Company is required to use its best efforts to promptly have the Note listed through Euroclear on any exchange on which the Noteholder may request, maintain such listing of the Note and register the Note with the United States Securities and Exchange Commission (the “SEC”).

Facility	Total Facility	Utilized facility	Unutilized facility	Interest rate	Maturity date
10.50% convertible note	USD 25 M (following 25% discount)	USD 25 M	USD 0	10.5%	28 February 2020

The Company calculated the fair value of the Note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of the Note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt premium amortization as of December 31, 2015 was USD 276,013.

As of December 31, 2015, there was USD 33,043,924.12 in principal outstanding owed under the Note.

Loan agreements

All the loan agreements set out above under the heading “Borrowings, loans receivables and contractual obligations” in the tables above contain regular provisions requiring timely repayment of principal amount and accrued interest, payment of default interest in the event of default, and contain no specific financial covenants. To the Company’s knowledge, the Company is currently in compliance with the loan agreements.

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Under the terms of the loan agreements with Agricultural Development Bank of China, proposed changes in the shareholding of SJAP requires 30-days prior written notice and prior approval from the Agricultural Development Bank of China. However, this will not be triggered by indirect changes or changes in the shareholding of the Company.

Material Agreements

Joint Venture Agreements

The Company has two types of SFJVCs established under Chinese law:

•	Contractual Joint Ventures (“CJV”); and
•	Equity Joint Ventures (“EJV”).

Of the five Chinese joint venture project companies which are CJVs or EJVs, four are CJVs (JFD, JHMC, JHST, SJAP) and one is an EJV (HSA).4

The main difference between an EJV and a CJV is that in a CJV, the obligation of capital contribution shall be determined by the contractual parties themselves. The proportions of capital contribution do not have to be fixed between the Chinese and foreign parties. Profit distribution and risk sharing ratio shall also be determined by the contracting parties themselves which do not have to be the same proportions as the parties’ capital contribution or shareholding therein. The capital contributing parties may specify their profit and risk sharing ratio only and may or may not specify their shareholdings in the CJV. One party may make capital contribution by way of non-monetary assets such as rights in lands, factories and machineries etc. while the other party may make capital contribution by way of cash.

In an EJV, the shareholders contribute capital and operate business jointly, and share profits, risks and losses in proportion to their equity contributions. Foreign investor’s capital contribution shall not be less than 25 percent of the total registered capital.

4 According to the official documents of Sino Agro Food’s Chinese subsidiary JHMC, the registered capital of such subsidiary is USD 2 million that was paid in full by year ended 31 December 2014. As of the date of this Annual Report, MEIJI, a subsidiary of Sino Agro Food, has contributed USD 400,000 of the subscribed capital, whereas USD 1.6 million of the subscribed capital has not been paid. Moreover, according to the official documents of Sino Agro Food’s Chinese subsidiary HSA, the registered capital of such subsidiary is USD 2.5 million and shall be paid in full no later than 18 July 2013. As of the date of this Annual Report, MEIJI, a subsidiary of Sino Agro Food, has contributed USD 865,000 of the subscribed capital, whereas USD 234,500 of the subscribed capital has not been paid by the Chinese owner. The aforementioned deadlines can be re-arranged by all the promoters. If no new deadline is agreed upon, failure by MEIJI to make full payment may lead to the other promoters making full payment of the capital contribution on MEIJI’s behalf and requesting MEIJI to compensate for their payment and losses.

The Company engages in projects based on consulting and service agreements (as described under “Consulting and Services agreements” below), whereby Sino Agro Food can choose whether the cooperation shall continue under a consulting and service agreement or be acquired by Sino Agro Food.

Consulting and Services Agreement

Consulting and service (“C&S”) agreements are important for the operation of Sino Agro Food’s subsidiaries and partners. Only the Sino Agro Food subsidiaries SJAP and HSA do not and have not operated under C&S agreements.

Initially, agriculture and aquaculture investors invite Sino Agro Food to act as a developer and project manager of an agribusiness or food-related project. If the management of Sino Agro Food sees the proposal as interesting, Sino Agro Food carries out an in-depth study of the target company including legal due diligence, business plan, budget and projected financial information. Sino Agro Food makes the decision through a resolution of the Board of Directors. If Sino Agro Food determines to proceed, the Chinese investor forms a private Chinese company dedicated to the project and the parties sign a C&S agreement.

Sino Agro Food acts as the project manager providing turnkey services to the Chinese developer of the project, meaning that Sino Agro Food builds the project using Sino Agro Food’s technology, systems, know-how, and management expertise and systems. As such, Sino Agro Food’s expenditure in the project includes Sino Agro Food’s own administration and operational expenses provided for and incurred in the project (charged and recorded under Sino Agro Food’s general and administrative operation expenses), which are billed to the Chinese developer. All other development expenditures (inclusive of Sino Agro Food’s subcontractors’ and sub-suppliers’ costs and Sino Agro Food’s marked up profits) are billed to the Chinese developer who will pay accordingly.

When the project company initiates production Sino Agro Food acts as the sole marketer of food products and the supplier for the C&S Project Company under the terms and conditions of the C&S agreement. Sino Agro Food acts as the selling supplier and buying wholesaler to the company supplying items such as feed, young cattle, and RAS technological components and buys mature prawns, sleepy cod, eels and live cattle. Sino Agro Food earns a gross profit of between 10-15 percent based on the C&S Project Company’s revenue on this exclusivity.

The C&S Project Company will remain wholly-owned by the Chinese developer until Sino Agro Food exercise the acquisition option and subsequently converts the company into an SFJVC where the Chinese investor remains as a minority shareholder. The acquisition price is normally determined in accordance with the book value of the Chinese company as of the acquisition date. Consideration will normally consist partly of cash and partly of project loans owed by the Chinese investor, which offset and decrease the purchase proceeds in the corresponding amount. Generally, the agreements that Sino Agro Food has entered into governing the formation of the unincorporated companies into SFJVCs do not regulate the maturity date for the formation of SFJVC. The date for the formation of the SFJVC is generally left to the discretion of the Company, based on the development and profitability of the relevant project.

As of the date of this Annual Report, Sino Agro Food has entered into ten C&S agreements. A portion of the C&S agreements contain an acquisition premium clause, in which the accumulated C&S project development fees billed by Sino Agro Food will be paid in addition to the equity book value at the time of acquisition. In the event that either of the investors decides to sell all or part of its equity in the SFJVC to any third party, a portion of the agreements require the selling investor to obtain prior consent of the other investor before such sale and to grant the right of first refusal to the other investor on the like terms for the intended sale.

Sino Agro Food targets to acquire a number of the C&S project companies in which the Company is currently involved. These contemplated acquisitions are dependent upon Sino Agro Food’s availability of cash for financing and obtaining the relevant approval by Chinese authorities to form the SFJVCs. To date, two out of ten project companies have been acquired and transformed to SFJVC’s.

Land leases

Private ownership of land is not permitted in China. Therefore, Sino Agro Food leases land that is either collectively owned land or state owned land, through land use rights. Corporate entities and individuals may own the property (buildings) erected on the land.

Land use rights may be transferred, but they are based on agricultural contracts and cannot be changed arbitrarily to non-agricultural purposes. The lease term varies from 27 to 60 years. There are certain uncertainties (e.g., lease term may not exceed 30 years and all transfers have not yet been registered correctly) in respect of certain leased land due to the fact that not all requirements have been fulfilled or not yet registered. However, the Company believes it is protected against these uncertainties through its agreements with the relevant local Chinese partners and relevant registration processes have been initiated. The Company’s subsidiary HSA has acquired land use rights for state owned land located in OuChi Village, FengHuo Town, LinLi County, Hunan Province. However, HSA has not obtained a land use right certificate for such land, which therefore, for the time being, cannot be lawfully mortgaged or transferred. Moreover, the Company’s subsidiary CA has entered into a Rural Land Management Rights Sub-Sales Agreement for the acquisition of the contractual operating and use rights of 202 mu of collective owned land located in Da San Dui Wei You Nan Village, Shenwan Town, Zhongshan City for a period of 30 years. However, the transfer procedures for the land in question have not been completed. CA is not an enterprise registered in mainland China and therefore, according to Chinese law, cannot acquire the contractual operating and use rights of collective owned land. The Company is currently negotiating with Beijing Hengxintianyi Investment Guarantee Co. Ltd. to designate a subsidiary of the Company in China for the purpose of entering into a new Rural Land Management Rights Sub-Sales Agreement.

Currently, the Company has leased the following lots of land:

Owner	Location	Hectares	Date Acquired	Tenure	Cost, USD	Monthly amortization	Nature of ownership	Zoning type
HSA	Ouchi Village, Fenghuo Town, Linli County	12.92	5 April 2011	43	242,703	470	Lease	Agriculture
HSA	Ouchi Village, Fenghuo Town, Linli County	12.92	5 April 2011	43	242,703	470	Lease	Agriculture
HSA	Ouchi Village, Fenghuo Town, Linli County	3.34	24 May 2011	40	376,489	789	Land use right	Industrial
JHST or HU Plantation	Yane Village, Liangxi Town, Enping City	3.33	10 Aug 2007	60	1,064,501	1,478	Management right	Agriculture
JHST or HU Plantation	Nandu Village of Yane Village, Liangxi Town, Enping City	11.24	14 March 2007	60	1,037,273	1,441	Management right	Agriculture
JHST or HU Plantation	Nandu Village of Yane	24.57	14 March 2007	60	2,267,363	3,149	Management right	Agriculture
JHST or HU Plantation	Village, Liangxi Town, Enping City	22.13	12 Sept 2007	60	2,041,949	2,836	Management right	Agriculture
JHST or HU Plantation	Jishilu Village of Dawan Village, Juntang Town, Enping City	11.66	12 Sept 2007	60	960,416	1,334	Management right	Agriculture
JHST or HU Plantation	Liankai Village of Niujiang Town, Enping	12.89	1 Jan 2008	60	821,445	1,141	Management right	Agriculture
JHST or HU Plantation	Nandu Village of Yane Village, Liangxi Town, Enping City	16.67	1 Nov 2011	26	5,716,764	18,323	Management right	Agriculture
JHST or HU Plantation	Shangchong Village of Yane Village, Liangxi Town, Enping City	4.57	1 Nov 2011	26	1,466,393	5,020	Management right	Agriculture
JHMC or Cattle Farm 1	Xiaoban Village of Yane Village, Liangxi Town, Enping City	16.67	1 April 2011	20	5,082,136	21,176	Management right	Agriculture
SJAP	Chengguan Town of Huangyuan County, Xining City, Qinghai Province	8.54	1 Nov 2011	40	527,234	1,098	Land use right & building ownership	Commercial
JHST or HU Plantation	Niu Jiang Town, Liangxi Town, Enping City	2.54	4 March 2013	10	489,904	4,083	Management right (lease)	Agriculture

License Rights

Pursuant to an agreement dated August 1, 2006, entered into between the Company and Infinity Environmental Company Limited (“Infinity”), the Company was granted an A Power Technology License. The license allows the Company to develop service, manage and supply A Power Technology Farms in China, using the A Power Technology and Systems (“APTS”). The duration of the agreement is indefinite; however, the agreement may be terminated by Infinity by written notice to the Company if the Company breaches any provision of the agreement and has failed to remedy such breach within thirty days of receipt of written notice requiring it to be remedied. Infinity may also by notice in writing terminate the agreement if an insolvency situation occurs.

The agreement grants the Company an exclusive right to use the license within the aquaculture development in all provinces of the People’s Republic of China of the A Power fish farms in locations identified by the Company.

The Company is allowed to use operator licenses for the A Power Modules, which shall remain valid for 55 years from the date of the operation of the A Power Modules. The license fee under the agreement is to be calculated based in USD 5,000 per A Power Module sold.

On 12 November 2008, the Company’s subsidiary TRW entered into an agreement with the inventor of a patent, Mr. Shan Dezhang, concerning the sale and purchase of the master licence rights of a patent registered in China with patent number ZL200510063039.9.

On 15 May 2009, TRW (as licensor) entered into a sub-licence agreement with SJAP (as licensee) concerning the sub-licensing of the above-mentioned patent (ZL200510063039.9). For further information on the aforementioned agreements, please refer to the section entitled “Intellectual Property Rights” above.

Spinoff

The Company has announced that it has begun the first of three or four contemplated divestitures. The Company is currently exploring various opportunities for a spinoff including a listing on Oslo Stock Exchange for a new aquaculture company, comprised of its aquaculture operations. The proposed new company would have one single share class and conform to Nordic corporate governance standards. It is targeted to include the bulk of the Company’s aquaculture operations; namely:

•	Jiang Men City A Power Fishery Development Co., Ltd. (Fish Farm 1);

•	Enping City Bi Tao A Power Prawn Culture Development Co., Ltd. (Prawn Farm 1);

•	Zhongshan A Power Prawn Culture Farms Development Co., Ltd. (Prawn Farm 2), and;

•	Zhongshan New Prawn Project (ZSNPP) Phase 1 as well as an opportunity to acquire additional phases of the project as development continues. The ZSNPP is targeted to reach an annual production capacity of at least 200,000 metric tons over the long term.

Establishing the proposed new company would in management’s view expedite several strategic objectives:

•	Simplify the structure of the Company by creating a rapidly growing, profitable aquaculture company focused on the production of seafood with unique expansion potential;

•	Create a company with an independent board of directors, a shareholder nomination committee, a single share class, a separate management team and auditors, dedicated reporting and investor relations functions;

•	Expose the new company to institutional investors with in-depth knowledge and high appreciation of aquaculture businesses. The Oslo Stock Exchange has more than 15 listed companies in the seafood sector, with a combined market capitalization of more than NOK 150 billion (approximately USD 18 billion as of the date of this Annual Report). The sector trades at an average 2015 price/earnings multiple of 10.5x;

•	Facilitate funding to increase ownership in existing aquaculture facilities, and;

•	Create an independent company to secure funding for the future development of additional stages at the significant Zhongshan New Prawn.

Legal proceedings

The Company is not involved in any governmental, legal or arbitration proceedings which may have, or have had in the recent past, a significant effect on the Company’s and/or the Company’s financial position or profitability, and the Company is not aware of any such proceedings which are pending or threatened.

Industry Overview

This section discusses the industry in which the Company operates. Certain of the information in this section relating to market environment, market developments, growth rates, market trends, industry trends, competition and similar information are estimates based on data compiled by professional organizations, consultants and analysts, in addition to market data from other external and publicly available sources.

Economic outlook in China

China’s economy is at present second only to that of the United States, having overtaken Japan’s role as number two in 2010.5 The OECD expects that China’s real GDP will grow by 6.9 percent in 2016.6 The IMF expects that China will be the world’s largest economy in 2017 with 18.3 percent of the world economy. The United States’ share of the world economy is expected to fall to 17.9 percent by 2017.7

The strong growth in China has delivered major improvements in living standards and poverty has been reduced dramatically.8 Based on the World Bank’s classification, China recently graduated from lower to upper middle-income status. A growing emphasis on improving access to health and education as well as high investment in infrastructure have helped spread the benefits of growth nationally including in rural areas, where incomes have enjoyed consistently strong gains.

Agriculture in China

China is the world’s largest agricultural economy. It is the leading producer of many agricultural commodities such as pork, horticultural products, rice and cotton and also the largest consumer of many agricultural products, such as pork, rice and soybeans. While China generally has been successful in meeting its rapidly rising demand for food and grains by increasing domestic production, it has emerged as a leading global importer of several agricultural commodities, including cotton, soybeans, vegetable oils, and animal hides. As its domestic agricultural production has grown, China has also become the largest exporter in global markets for several horticultural products, including mandarin oranges, apples, apple juice, garlic and other vegetables.

China’s increasingly important position in global agricultural markets followed decades of gradual growth in domestic food production and consumption. After the introduction of market-based reforms in 1978 that included the elimination of the collective production system and relaxation of government direction over certain farmer production and marketing decisions, Chinese agricultural output grew significantly. Between 1978 and 2008, China almost doubled its production of grains (rice, wheat and corn) and quadrupled its production of meats; the production of fruit and milk was about 30 times greater in 2008 than in 1978. During these three decades, population growth of about 1 percent annually, coupled with annual per capita income growth of 8 percent, fueled a large increase in demand for more and higher-value agricultural products, especially by China’s large and growing middle class. China’s rapid growth in food consumption was largely met by domestic production growth, enabling it to remain self-sufficient in most major commodities.

About 40 percent of China’s population of 1.3 billion is employed in the agricultural sector, and agriculture contributes about 11 percent to China’s GDP.9

China’s support for agriculture

China’s government support for agriculture is low compared to that of developed countries, such as the United States and European Union, but in line with that of other rapidly growing economies, according to USITC. As measured by the OECD’s PSE10, the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose during the period 2008-2010. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to USITC.

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

Agricultural consumption

China is a major global consumer of agricultural products. It consumes one-third of the world’s rice, one-fourth of all corn, and half of all pork and cotton, and it is the largest consumer of oilseeds and most edible oils. The traditional Chinese diet centers around staple foods (mainly grains and starches), which account for nearly half of the daily caloric intake. Average Chinese per capita consumption recently stabilized at approximately 3,000 calories per day, one of the highest levels among Asian countries.

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

5 The World Bank: China 2030, Building a Modern, Harmonious, and Creative Society (pages 3, 376-377), 2013

6 OECD Economic Outlook No. 92 (database)/OECD economic surveys: China 2013

7 IMP, October 2012

8 The World Bank; China 2030, Building a Modern, Harmonious, and Creative Society, 2013 (pages 3, 376-377)

9 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011 pages 1-1 and 1-8

10 OECD: PSE is defined as the estimated monetary value of transfers from consumers and taxpayers to farmers, expressed as a percentage of gross farm receipts (defined as the value of total farm production at farmgate prices), plus budgetary support.

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

Expenditure on food

Food is the largest class of household expenditure for all Chinese income groups; even housing takes a smaller share of average household income, according to USITC. As income rises, the absolute amount of food expenditure increases, although the share of income spent on food falls. Urban residents spend substantially more on food than their rural counterparts, according to USITC. Higher incomes lead to an increase in both the quantity and quality of food demanded. However, while demand for higher quantities of food appears to level off in the top income households, demand for higher-quality foods continues to rise with income.

Spending on food consumed outside the home is on the rise. In 2003, about 18 percent of urban household food expenditures and over 11 percent of rural household food expenditures were made outside the home. In 2008, the average per capita annual expenditure on dining out was USD 127 among urban residents, up 26 percent from a year earlier. Per capita expenditures on food consumed away from home vary among regions, with Shanghai spending the most (USD 300) and Tibet the least (USD 84). Most such expenditures are made in restaurants, both independent establishments and fast-food chains. Although consumption away from the household is increasing, most foods are still eaten at home. The exception is meat, with about half of all meat consumed outside the home.

Food preferences

Along with more varied consumption, higher incomes are leading to changing food preferences, including the demand for better quality and safer foods. Food preferences determine where urban Chinese purchase their foods, whether it be at local “wet markets”, urban supermarkets, or restaurants. Chinese value the diversity in food products that different shopping outlets offer. In the future, analysts predict that further income growth and urbanization will continue to increase demand for a variety of higher quality foods, according to USITC.

Like that of other countries at similar stages of development, the traditional Chinese diet comprises mostly grains and other starches. Consumption of non-staple, higher-value foods such as meat, dairy, fruits, vegetables, and processed food has grown significantly in the past three decades; 30 percent of the food currently consumed in China has been processed in some way, according to USITC.

China’s per capita expenditures for animal proteins for 2008 averaged USD 184, up from USD 137 in the previous year. The Chinese consume about four times as much pork as poultry, the second most popular animal protein. Pork consumption has been encouraged by improved cold storage distribution, as the product can be transported greater distances to reach more customers. Pork consumption levels are also high due to government support programs, including purchasing pork for reserves and occasionally subsidizing pork purchases for low-income consumers.

The market for aquatic products and aquaculture in China

The information in this section regarding aquatic and aquaculture, including graphs, is taken from the USDA’s GAIN Report Number: CH12073 per 12/28/2012 unless otherwise stated.11

Total Aquatic Products Production

China has the world’s largest aquatic production and its market share of the world’s fish production has risen from 7 percent in 1961 to 37 percent by 2012. China alone accounted for 62.3 percent of the aquaculture production in the world by volume in 2012. Aquaculture represents more than 70 percent of the total fish production in China. Total 2012 aquatic production in China increased 7.5 percent to reach 58.9 million tons, compared to the 54.8 million tons in 2011, according to the FAO.12

Fish production accounts for 59 percent of the total aquatic production, followed by shellfish and crustaceans at 22.6 percent and 10 percent, respectively. Fish production is, according to the USDA, expected to continue its upward growth trend to reach 34.5 million tons in 2012, up from 33 million tons in 2011 and 31.3 million tons in 2010.

11 Definition of terms: China’s definition of aquatic products includes both cultured (farm-raised) and wild caught products; aquatic products include fish, shrimp/prawn/crab, shellfish, algae, and other. Aquatic catch production is total volume of both fresh and seawater wild caught aquatic products; Aquaculture production is the total volume of both fresh and seawater cultured (farmed) aquatic products. This report will use Chinese terminology to maintain consistency between Chinese statistics and product categories. Total aquatic trade statistics below do not include fishmeal.

12 Food Outlook, October 2014, FAO

In 2011, Shandong, Guangdong, Fujian and Zhejiang provinces profited from favorable coastal locations and abundant freshwater resources/facilities to rank as the top four aquatic production areas. In terms of freshwater cultured production, Hubei, Guangdong, and Jiangsu provinces are the largest producers.

Aquaculture

China remains the world largest aquaculture producer with total cultured aquatic production accounting for about 70 percent of the world total in recent years. Total aquaculture production is increasing steadily and world aquaculture reached 90.4 million tons, with 66.6 million tons of food fish and 23.8 million tons of aquatic algae in 2012. Unconfirmed numbers state that world food fish aquaculture production rose 5.8 percent to 70.5 million tons in 2013. China alone accounted for 43.5 million tons of food fish and 13.5 of aquatic algae in 2013. China has had a CAGR of 5.5 percent in aquaculture production from the year 2000 through 2012.

Total aquatic products in China amounted to 59.1 million tons, where seawater aquatic products represented 30.3 million tons or 51.34 percent and freshwater aquatic products amounted to 28,743,000 tons or 48.66 percent of the total production. Fish is the most produced product and accounts for almost 61 percent of the total production, followed by shrimp, prawn and crab and shellfish. The majority of the production is in the region Shandong, Guangdong, Fujian, Zhejiang and Jiangsu. These five regions represented more than 55 percent of the total production of aquatic products in China. All regions are located nearby water and fish and other aquatic products is a common source of protein for the inhabitants in these regions.13

Aquatic consumption

As China’s processing and distribution systems become more developed and consumers rising affluence increases, their interest in a more diversified and nutritious diet, seafood consumption is on the increase. According to the National Statistics Bureau, the per capita consumption of aquatic products was 14.62 kg per urban dweller and 5.36 kg per rural inhabitant in 2011. Per capita consumption is expected to increase steadily, with strong growth potential in the rural sector.

The per capita consumption of aquatic products is highest in coastal regions, for example in Shanghai and Guangdong, (where aquatic products have been a traditional source of protein) and locations with relatively high disposable income.

According to the National Bureau of Statistics of China the overall price level of aquatic products increased 3.9 percent in July 2014 compared to the same month in 2013.14

Exports and imports

China is by far the largest exporter of aquatic products in the world, with total exports amounting to USD 19.6 billion in 2013 compared to Norway that is the second largest exporter in the world with exports amounting to USD 10.4 billion.

China has now become the third largest importer of aquatic products, behind only the United States and Japan. Total import of aquatic products in 2013 amounted to USD 8.0 billion. The increase in the import levels in China is mainly a result of outsourcing. China’s processors import raw material from all major regions, including South and North America and Europe, for re-processing and re-export. However, this growth also reflects China’s surging domestic demand of species not available from local sources.

Recirculating Aquaculture Systems

Recirculating aquaculture systems (“RAS”) is a technology that enables the same water to be reused within the same tank, and operates through filtering this water, at a high frequency, making it an efficient and environmentally friendly method to operate water tanks. The advantages of RAS include improved productivity, lower labor requirements and lower mortality rate of the animals. Historically, the Chinese population are used to fresh aquatic products and prefer locally produced food if they can be assured of food quality and safety. Studies show that consumers overall are willing to pay an average premium of 3.9 percent for Closed Containment Aquaculture (“CCA”) compared to conventional farming methods such as sea water farming.15

The market for meat in China

China is by far the world’s largest producer and consumer of meat which includes pork, poultry and beef. Historically, this situation did not have a large impact on the rest of the world, as China, for the most part, maintained self-sufficiency in meat. However, since 2007 the situation has changed dramatically. China has gradually turned into a net importer of meats.

World meat production was around 308.5 million tons in 2013.16 China’s meat production reached 86.05 million tons in 2013. China’s total meat production was more than double of any other country in the world, where total meat production in the United States amounted to 42.80 million tons in 2013.

13 China Statistical Yearbook 2013

14 Consumer Prices for July 2014, National Bureau of Statistics of China.

15 Review of Recirculation Aquaculture System Technologies and their Commercial Application, Stirling Aquaculture, Institute of Aquaculture.

16 Food Outlook Global Market Analysis, FAO, October 2014

With strong economic growth, China’s urbanization has occurred at a faster pace than commonly expected. By the end of 2011, the urban population for the first time exceeded the rural population, reaching 51.3 percent of the total population. If rural migrants working in urban areas are included, the population working and living in urban areas accounted for about 70 percent of the total population. Urbanization and rising purchasing power has led to a dietary pattern change switching from the consumption of traditional food grain products to an increase in consumption of meat.17 The change in consumer preferences, meaning higher priced red meat representing a major part of Chinese consumers main protein source, partly derives from the perception that consumption of red meat is equal to higher status than consumption of poultry or pork.18

There are several other specific market drivers which underpin the increase in demand for red meat. One driver is the improved living standard in China which stimulates the growth of beef markets since beef often sells at a much higher price and traditionally has been more expensive than what most people can afford. Another is the fact that Chinese people’s dietary structure is becoming more diversified and reasonable, bringing larger amount of beef consumption since beef has nutritional benefits. Lastly, a gradual lowering of import taxes is likely to support sufficient supply of cattle.

The strong rise in feed grain prices in the past five years is now moving substantially through the market chain and is being reflected in higher meat prices with the exception of poultry where adjustments have been made. On the contrary, world meat consumption continues to grow at one of the highest rates among major agricultural commodities. Thus, developing countries can expect an increase in meat imports despite strong meat prices, driven by population and income growth with high elasticity of demand. Equally so, strong prices will result in sustained export earnings, which will encourage large meat exporting countries to invest in international meat markets. When breaking the expected increase of demand down by region it is evident that the Asia and Pacific region is projected to stand for the largest increase in demand by far.19

Market drivers

The improvement of living standard stimulates the growth of beef markets:

Traditionally, Chinese people eat pork and chicken to satisfy their desire for meat. This is largely due to the much higher price of beef which goes beyond normal people’s affordable level. With the improvement of living standards, Chinese people have begun the upgrade of their consumption of meat, and began to eat more beef.

Chinese people’s dietary structure becomes more diversified and reasonable, bringing larger amount of beef consumption:

At present, Chinese people are changing their diet patterns to higher and richer nutrition. From a nutritional perspective, beef not only contains high unsaturated fatty acids and high protein, it also has low fat and lots of nutrition, which makes it perfect for the healthy diet. Thus, in the future, beef is expected to replace some parts of the market shares in pork, chicken and other meats.20

The market for fertilizer in China

Sales of fertilizers are expected to be supported by healthy expansion of agricultural activities as the amount of sown areas continues to grow and rural income levels rise. Farmers will continue to register steadily increasing incomes, the result of growing crop prices and government subsidies designed to supplement their revenues and reduce their material costs. Subsidies aimed directly at cutting the cost of fertilizers is expected to encourage additional use. In addition, rising crop prices have encouraged farmers to invest in fertilizers to further boost crop yields. Advances will also be driven by increases in the acreage of sown land dedicated to growing cash crops. However, increasing demand for organic food and improved understanding of the correct application of fertilizers is expected to prevent demand from rising at a faster pace.

In value terms, fertilizer demand is expected to grow 6.0 percent per year to RMB 548 billion, outpacing gains in volume terms. Faster value growth will be driven by strong demand for higher value multi-nutrient fertilizers. In addition, advances will be supported by continued growth in fertilizer prices as the cost of natural gas, oil, coal, and other raw materials continues to increase.

Demand for fertilizer nutrients in China is projected to grow 4.4 percent annually through 2015 to 98.1 million metric tons. Nutrient demand will be stimulated by increasing use of higher nutrient level products as income levels grow in rural areas in China. In addition, government efforts to promote multi-nutrient fertilizers will also support gains in fertilizer nutrient demand. Accounting for more than three-fourths of total fertilizer demand in 2010, single-nutrient fertilizers will remain the larger product type through 2015, despite a relatively low growth rate of 2.1 percent per year. Sales of single nutrient fertilizers will continue to be supported by their relatively low prices.

17 China’s growing appetite for meats: Implications for World meat trade. A Multi-Client Study, April 2012

18 China and Hong Kong: Food Opportunities for Maine, Maine International Trade Center, March 2012

19 Meat - OECD-FAO Agricultural Outlook 2012-2021

20 Frost & Sullivan: China’s beef market has great growth potential

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East - which enable residents to afford more expensive food items - demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.21

In 2006, the central government started a program intended to partially compensate farmers for price increases in fuel, fertilizer and other agricultural inputs. In the case of fertilizers, government support is part of several separate programs targeting fertilizer producers, with cost reductions being passed along to farmers purchasing the input. By 2009, fuel and fertilizer subsidies totaled USD 10.5 billion.22

Market for fruits and vegetables in China

The information in this section regarding the market for fruit in China is taken from the International Trade Center report “Overview of the markets for selected tropical fruits and vegetables in China” unless otherwise stated.

China is the biggest producer of fruit in the world, with a total of approximately 10,734,259 hectares of fruit planting area and a fruit output of approximately 192,202,000 tons as of 2008, according to the National Bureau of Statistics of the PRC. The per capita annual fruit consumption in China as of 2008 amounted 149 kilograms per capita, well above the global average of 69.09 kilograms per capita, according to FAO. In 2009, China exported 5,255,000 tons of fruit, an 8.5 percent year-on-year increase compared to the previous year, equivalent to a value USD 3.83 billion according to China Customs. The Chinese import of fruit in 2009 amounted to 2,309,000 tons, valued to USD 1.63 billion, a 37.0 percent increase year-on-year compared to 2008. This led to a fruit trade surplus of USD 2.2 billion, approximately a 27.6 percent decrease compared to 2008 according the Ministry of Agriculture of the PRC.

The global tropical fruit output, where the dragon fruit (Hylocereus Undatus) is included, reached roughly 82,700,000 tons in 2008 according to FAO. The output was led by mango, followed by pineapple, guava and avocado. According to the Ministry of Agriculture of the PRC, tropical fruit accounted for approximately 25 percent of the total fruit planting area in China in 2009, equivalent to roughly 2,500,000 hectares providing a total output of more than 20,000,000 tons. The research adds that an additional 17,500,000 hectares spread over China is suitable for planting tropical fruits.

The most commonly consumed tropical fruits in China are pineapple, mango, banana, litchi, coconut, longan and cashew. However demand for, e.g., mangosteen, star fruit, durian and dragon fruit is quickly growing among the population in the first and second tier cities. The China Fruit Marketing Association estimates that the consumption of tropical fruits accounts for roughly 10 percent of all the fruit in China, equivalent to approximately 19,000,000 tons. Analysts estimate that about 80 percent of the tropical fruit in China is consumed fresh, contrary to canned or processed fruit.

Consumer trends

Consumers in the northern and central parts of China generally prefer more sweet tasting fruit, preferably tropical fruits. In the southern regions of China however, the population consumes a broader range of fruits. Overall in China, consumers have started to consume more fruit with distinctive smells, for example durian and jackfruit. During recent years there has been a significant increase in consumption of more expensive fruit, such as durian, mangosteen and jackfruit thanks to the increasing standard of living of the population as well as the increased availability of such imported fruits.

The most commonly consumed imported fruits in China include kiwi, durian, mangosteen, grapes, cherries and dragon fruit. Generally, the Chinese population prefers to consume fresh fruit; so when domestic, fresh fruit is available during summer, consumption of the fresher and cheaper domestic fruit increases. In winter, when domestic products cannot be harvested or sold, the import of fruits, and especially tropical fruits, increases immensely.

Organic fruits are mostly sold domestically in China and have become increasingly popular in the market; however, the supply is still relatively small and the price is still more expensive (approximately RMB 1-2 more expensive per kg).

GOVERNMENT REGULATION

Regulation of M&A and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce (the “MOFCOM”), the State Assets Supervision and Administration Commission, the State Administration of Taxation (“SAT”), the State Administration of Industry and Commerce (the “SAIC”), the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (the “SAFE”), jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”), which became effective on September 8, 2006 and was amended on June 22, 2009. The M&A Rule includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

21 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

22 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011

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

In February 2011, the General Office of the State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“Circular 6”), which established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Under Circular 6, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire “de facto control” of domestic enterprises with “national security” concerns. In August 2011, the MOFCOM promulgated the Rules on Implementation of Security Review System (the “MOFCOM Security Review Rules”), to replace the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by the MOFCOM in March 2011. The MOFCOM Security Review Rules, which came into effect on September 1, 2011, provide that the MOFCOM will look into the substance and actual impact of a transaction and prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions.

Regulation of Foreign Currency Exchange and Dividend Distribution

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (the “FX Regulations”), which were last amended in August 2008. Under the FX Regulations, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. On August 29, 2008, the SAFE issued a notice, Circular 142, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, the SAFE increased its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without the SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer cash or other assets from Sino Agro Food, Inc. and/or our other non-PRC subsidiaries into our subsidiaries in the PRC, which may adversely affect our business expansion and we may not be able to convert the net proceeds into RMB to invest in or acquire any other PRC companies, or establish other variable interest entities (“VIEs”) in the PRC.

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

As of December 31, 2015, we had entered into written employment contracts with three of our employees.

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

The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a Foreign Invested Enterprise (an “FIE”) to its immediate holding company outside of China if such immediate holding company is considered a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous law. The State of Nevada, where the Company is incorporated, does not have such tax treaty with China. The SAT further promulgated a circular, or Circular 601, on October 27, 2009, which provides that the tax treaty benefits will be denied to “conduit” or shell companies without business substance and that a beneficial ownership analysis will be used based on a “substance-over-form” principle to determine whether or not to grant the tax treaty benefits. A majority of our subsidiaries in China are directly held by our non-Chinese subsidiaries. If we are regarded as a non-resident enterprise and our non-Chinese subsidiaries are regarded as resident enterprises, then our non-Chinese subsidiaries may be required to pay a 10% withholding tax on any dividends payable to us. If our non-Chinese subsidiaries are regarded as non-resident enterprises, then our PRC subsidiaries may be required to pay a 5% withholding tax for any dividends payable to our non-Chinese subsidiaries, however, it is still unclear at this stage whether Circular 601 applies to dividends from our PRC subsidiaries paid to our non-Chinese subsidiaries, and if our non-Chinese subsidiaries were not considered as “beneficial owners” of any dividends from their PRC subsidiaries, whether the dividends payable to our non-Chinese subsidiaries would be subject to withholding tax at a rate of 10%.

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

Four major customers for the Corporate division accounted for 52.77% of consolidated revenues during the fiscal year ended December 31, 2015. If one of our major customers were to go bankrupt, our associated accounts receivable would become difficult to collect or a loss.

Our largest customer represents a Company of thirty separate live seafood wholesalers at the Guangzhou wholesale markets. Our second largest customer is Wholesale Center 1, or WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd., or APNW. Capital Award was the consulting engineer responsible for the construction of WSC 1 and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers to whom we bill our sales of seafood. APNW then distributes the seafood to other wholesalers in various cities in China.

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

As of December 31, 2015, we had net working capital of $322,275,569, including cash and cash equivalents of $7,229,197. Our capital requirements to accomplish our planned vertically integrated development and growth plan of our business are significant.

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

We are a holding company whose subsidiaries are given certain degree of independence and our failure to integrate our subsidiaries may adversely affect our financial condition.

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

Moreover, the SAT released Circular Guoshuihan No. 698 (“Circular 698”) on December 15, 2009 that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 addresses indirect share transfers as well as other issues. Circular 698 is retroactively effective from January 1, 2008. According to Circular 698, where a foreigner (non-PRC resident) who indirectly holds shares in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5 percent or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will be able to re-assess the nature of the equity transfer under the doctrine of substance over form. A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a relatively short history, there is uncertainty as to its application. We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

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

In October 2005, the SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents inside China, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Failure to comply with the requirements of Circular 75 and any of its internal implementing guidelines as applied by SAFE in accordance with Notice 106 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

As mentioned above, on August 8, 2006, six PRC government agencies, i.e., MOFCOM, the SAIC, the CSRC, SAFE, the State-Owned Assets Supervision and Administration Commission (“SASAC”) and SAT, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rules”), which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles” that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles. We were and are not required to obtain the approval of CSRC under the new M&A Rules in connection with this transaction because we were and are not a special purpose vehicle formed or controlled by PRC individuals.

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

Solomon Lee, our chairman, chief executive officer and president, controls our company and beneficially owns in excess of 50.1% of our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a Company, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of Mr. Lee, we could be prevented from entering into transactions that could be beneficial to us. Mr. Lee may cause us to take actions that are opposed by other stockholders as his interests may differ from those of other stockholders.

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

We believe that the price of our shares in the OTC QX markets is adversely affected by the current stigma associated with Chinese companies quoted or listed publicly in the United States.

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

In the future, we may issue to our officers, directors, employees and/or other persons equity based compensation under any equity compensation plan we may adopt to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock. In addition, if the holders of outstanding convertible securities convert such securities into common stock, you will suffer further dilution.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock is currently traded on the OTC QX where the shares have historically been thinly traded, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.

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

SIAF’s Company of Companies - Rented Premises Profiles

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

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 24, 2007, our Common Stock began to be quoted on the Pink OTC Markets under the symbol “SIAF.PK.” Commencing January 5, 2012, our common stock has been quoted on the OTC QB under the symbol of “SIAF” and was recently quoted on the OTC QX Premier. The following table lists the closing sale price for our Common Stock as reported by The NASDAQ Stock Market for each quarter within the last two completed fiscal years. The figures below reflect the Reverse Split.

Year 2014	High	Low
First Quarter	$5.54	$4.55
Second Quarter	$5.10	$3.74
Third Quarter	$8.90	$3.86
Fourth Quarter	$10.59	$6.87

Year 2015	High	Low
First Quarter	$11.13	$8.2
Second Quarter	$16.82	$10.55
Third Quarter	$13.83	$9.55
Fourth Quarter	$10.2	$7.8
First Quarter of 2016 through March 24	$10.2	$7.75

The closing price of our common stock on the OTC QX on March 24, 2016 was $8.2 per share.

Holders

As of December 31, 2015, an aggregate of 20,133,757 shares of our common stock were issued and outstanding and were owned by approximately 105 holders of record.

Dividends

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purposes of computing the dividend.

The holders of record of shares of Series F Non-Convertible Preferred Stock were be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. However, the Company had not been able to issue the Series F Non-convertible Preferred Stock as originally contemplated. The Company’s transfer agent was instructed to notate a record date of May 30, 2014 for issuance of the Series F Non-Convertible Preferred Stock.

On June 14, 2014, the Company announced the delay in payment of the coupon until May 30, 2015. The Company reserved the excess over the nominal amount of the Series F Non-convertible Preferred Stock of $3,124,737 as Series F Non-convertible Preferred Stock redemption payable. As of May 30, 2015, payment on the Series F Non-Convertible Preferred Stock had been made, and respective shares cancelled, accordingly.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2015, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

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

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented herein.

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1. A. SJAP &, QZH and B. HSA)
Plantation Division	(Marked 2. JHST)
Fishery Division	(Marked 3. A. CA Engineer & Technology and 3.B. Seafood sales)
Cattle Farm Division	(Marked 4. MEIJI and JHMC)
Corporate & Others Division	(Marked 5. SIAF)

Each business division is summarized below:

•	1. Beef and Organic Fertilizer Division refers to:

(A). The operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers and, (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a fully owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”); as such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control.

(B). The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

•	2. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

•	3. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

•	4. Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

•	5. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Audited Income Statements of Consolidated Results of Operations for year ended December 31 201, compared to the year ended December 31, 2014 and

A (1) Income Statements (audited)

In $	Audited	Audited	Audited	Difference	Note
	2015	2,014	2,013	2015 to 2014
Revenue	429,053,484	404,334,373	261,425,813	24,719,111	1
Consulting, services, commission and management fee	92,266,930	81,680,292	52,811,772	10,586,638	1.1
Sale of goods	336,786,554	322,654,081	208,614,041	14,132,473	1.2
Cost of goods sold and services	317,890,234	274,995,552	159,894,663	42,894,682	2
Consulting, services, commission and management fee	57,046,350	44,241,900	20,548,608	12,804,450	2.1
Sale of goods	260,843,884	230,753,652	139,346,055	30,090,232	2.2
Gross Profit	111,163,250	129,338,821	101,531,150	(18,175,571)	3
Consulting, services, commission and management fee	35,220,580	37,438,392	32,263,164	(2,217,812)	3.1
Sale of goods	75,942,670	91,900,429	69,267,986	(15,957,759)	3.2
Other income (expenses)	(763,541)	490,649	1,769,873	(1,254,190)
General and administrative expenses	(18,640,717)	(15,616,278)	(8,859,777)	(3,024,439)	4
Net income	91,758,992	114,213,192	94,441,246	(22,454,200)
EBITDA	100,846,665	119,595,888	98,337,535	(18,749,223)
Depreciation and amortization (D&A)	(4,817,351)	(4,667,388)	(3,502,697)	(149,963)	5
EBIT	96,029,314	114,928,500	94,834,838	(18,899,186)
Net Interest	(4,270,322)	(761,299)	(393,592)	(3,509,023)
Tax
Net Income	91,758,992	114,167,201	94,441,246	(22,408,209)
Non - controlling interest	(25,403,462)	(22,148,582)	(20,234,717)	(3,254,880)	7
Net income to SIAF Inc. and subsidiaries	66,355,530	92,018,619	74,206,529	(25,663,089)
Weighted average number of shares outstanding
- Basic	17,988,619	15,948,506	12,093,974	2,040,113
- Diluted	18,576,241	16,655,576	12,872,443	1,920,665
Earnings Per Share (EPS)					8
- Basic	3.69	5.77	6.14	(2.08)
- Diluted	3.60	5.53	5.76	(1.93)

This Part A discusses and analyzes certain items (marked with notes) that we believe assist stakeholders in obtaining a better understanding on the Company’s results of operations and financial condition:

Overview of full fiscal year 2015 compared to full fiscal 2014 (as illustrated in Table A(1) above):

Notes to Table A.1’s 1, 2 & 3:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

The Company’s revenues were generated from (A) Sale of Goods and (B) Consulting and Services provided in project and business developments covering technology transfers, engineering, construction, supervision, training, management and technology licensing fees etc.

Table (A.2). Below shows segmental break-down figures of Sales of goods sold, Cost of Goods Sold, and related Gross Profits for the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014 and 2013.

In US$		Sales of goods			Cost of Goods sold			Sales of Goods' Gross profit
		2015	2014	2013	2015	2014	2013	2015	2014	2013
SJAP	Sales of live cattle	64,918,069	63,133,245	32,448,531	55,772,479	46,871,370	21,234,097	9,145,590	16,261,875	11,214,434
	Sales of feedstock									-
	Bulk Livestock feed	6,785,204	6,248,211	5,930,401	3,235,364	3,131,565	4,208,387	3,549,840	3,116,646	1,722,014
	Concentrate livestock feed	12,080,945	13,351,295	13,269,506	7,488,318	8,265,121	8,140,417	4,592,627	5,086,175	5,129,089
	Sales of fertilizer	3,189,500	6,094,793	10,579,242	2,223,726	3,603,090	4,828,517	965,774	2,491,703	5,750,725
	SJAP Total	86,973,719	88,827,545	62,227,680	68,719,888	61,871,146	38,411,418	18,253,831	26,956,399	23,816,262
	* QZH's (Slaughter & Deboning operation)	995,975	548,856		490,064	291,501		505,911	257,355	-
	** QZH's (Deboning operation)								-	-
	on cattle & Lamb locally supplied	12,172,816	7,760,595	-	9,051,354	5,442,396	-	3,121,462	2,318,199	-
	on imported beef and mutton	38,995,917	4,899,336	-	27,637,248	3,619,235	-	11,358,669	1,280,101	-
	Sales of live cattle	5,459,217	-	-	5,370,045		-	89,172	-	-
	QZH Total	57,623,925	13,208,787		42,548,711	9,353,132		15,075,214	3,855,655	-
HSA	Sales of Organic fertilizer	3,593,603	3,782,970	6,213,256	2,633,850	2,521,994	4,573,209	959,753	1,260,976	1,640,047
	Sales of Organic Mixed Fertilizer	16,373,780	16,222,209	5,277,139	8,876,794	8,739,488	2,467,261	7,496,986	7,482,721	2,809,878
	HSA Total	19,967,383	20,005,179	11,490,395	11,510,644	11,261,482	7,040,470	8,456,739	8,743,697	4,449,925
	SJAP's & HS.A./Beef and Organic fertilizer total	164,565,027	122,041,511	73,718,075	122,779,243	82,485,760	45,451,888	41,785,784	39,555,751	28,266,187
JHST	Sales of Fresh HU Flowers	1,162,572	600,407	2,193,971	391,404.95	196,497	660,550	771,167	403,909	1,533,421
	Sales of Dried HU Flowers	10,018,496	6,431,960	18,668,070	3,085,195	1,786,159	8,788,077	6,933,301	4,645,801	9,879,993
	Sales of Dried Immortal vegetables	2,305,980	4,053,909	1,464,327	796,269	1,352,201	469,844	1,509,711	2,701,708	994,483
	Sales of Vegetable products	187,846	-	488,108	110,097	-	183,041	77,749	-	305,067
	JHST/Plantation Total	13,674,894	11,086,275	22,814,476	4,382,965	3,334,857	10,101,512	9,291,929	7,751,418	12,712,964
CA	Sales of
	Fish (Sleepy cods)	3,506,200	20,308,197	39,691,498	2,774,693	15,851,271	32,574,763	731,507	4,456,926	7,116,735
	Eels	33,135,843	58,854,155	27,552,690	26,071,073	39,665,207	14,823,189	7,064,770	19,188,948	12,729,501
	Prawns	40,030,264	26,613,535	5,118,792	30,958,091	21,408,578	4,072,524	9,072,173	5,204,957	1,046,268
	Mixed fishes	8,731,709			7,349,142			1,382,567		-
	CA/ Fishery sales of goods total	85,404,016	105,775,887	72,362,980	67,152,999	76,925,056	51,470,476	18,251,017	28,850,831	20,892,504
MEIJI	Sale of Live cattle (Aromatic) from own farm & from trading	35,272,834	32,891,161	17,671,418	33,403,353	31,151,084	13,161,262	1,869,481	1,740,077	4,510,156
	MEIJI / Cattle farm Total	35,272,834	32,891,161	17,671,418	33,403,353	31,151,084	13,161,262	1,869,481	1,740,077	4,510,156
SIAF	Sales of goods through trading/import/export activities
	on seafood	14,405,488	47,499,225	22,047,092	12,804,878	35,157,911	19,160,917	1,600,610	12,341,314	2,886,175
	on imported beef and mutton	23,464,295	3,360,022		20,320,446	1,698,984		3,143,849	1,661,038	-
	SIAF/ Others & Corporate total	37,869,783	50,859,247	22,047,092	33,125,324	36,856,895	19,160,917	4,744,459	14,002,352	2,886,175
Group Total		336,786,554	322,654,081	208,614,041	260,843,884	230,753,652	139,346,055	75,942,670	91,900,429	69,267,986

The Company’s revenues generated from sale of goods increased by $14,132,473 or 4% from $322,654,081 for the year ended December 31, 2014 to $336,786,554 for the year ended December 31, 2015. The increase was primarily due to the increase of revenues from the sector of organic fertilizer and cattle farms (from $122 million in 2014 to $164.6 million in 2015) and the import of beef from the corporate sectors (from $3.36 million in 2014 to $23.5 million in 2015) collectively.

The Company’s cost of goods sold increased by $30,090,232 or 13% from $230,753,652 for the year ended December 31, 2014 to $260,843,884 for the year ended December 31, 2015. The increase was primarily due to the increase in cost of goods sold from fishery, organic fertilizer, cattle farms and corporate sectors collectively.

Gross profit of the Company generated from goods sold decreased by $15,957,759 or 17% from $91,900,429 for the year ended December 31, 2014 to $75,942,670 for the year ended December 31, 2015. The decrease was primarily due to the following factors:

(i) Gross profits derived from SJAP’s live cattle sales dropped by $7.1 million (from 2014’s $16.3 million to 2015’s $9.2 million);

(ii) CA’s gross profits derived from its sales of eels dropped by $12.1 million (from 2014’s $19.2 million to 2015’s $7.1 million); and

(iii) SIAF’s corporate seafood import sector dropped $10.7 million in gross profit (from 2014’s $12.3 million to 2015’s $1.6 million).

Collectively, the Company (in some areas, as a group) dropped $29.9 million in total gross profit mainly due to the above 3 factors, and although the Company managed to gain back $16.0 million in gross profit from other activities (as shown in each segment’s performance below with QZH’s deboning operation gaining $10.1 million in gross profit comparing 2014’s $1.3 million to 2015’s $11.4 million), there existed a shortfall of $13.9 million that the Company is planning and targeting to overcome by:

(i)	upgrading the cattle herd of SJAP, and adding more value added processed products in QZH to increase profit margins in sales of beef (see below for further information);

(ii)	increase CA’s productivity and the sales of prawns and other seafood from the farms that are being and will be developed under the Zhongshan New Prawn Project; and

(iii)	increase the imported beef and mutton trade under SIAF’s corporate import sector.

•	1. (i) Beef and Organic Fertilizer Division refers to operation of SJAP and QZH

In US$		Sales of goods			Cost of Goods sold			Sales of Goods' Gross profit
		2015	2014	2013	2015	2014	2013	2015	2014	2013
SJAP	Sales of live cattle	64,918,069	63,133,245	32,448,531	55,772,479	46,871,370	21,234,097	9,145,590	16,261,875	11,214,434
	Sales of feedstock									-
	Bulk Livestock feed	6,785,204	6,248,211	5,930,401	3,235,364	3,131,565	4,208,387	3,549,840	3,116,646	1,722,014
	Concentrate livestock feed	12,080,945	13,351,295	13,269,506	7,488,318	8,265,121	8,140,417	4,592,627	5,086,175	5,129,089
	Sales of fertilizer	3,189,500	6,094,793	10,579,242	2,223,726	3,603,090	4,828,517	965,774	2,491,703	5,750,725
	SJAP Cattle section Total	86,973,719	88,827,545	62,227,680	68,719,888	61,871,146	38,411,418	18,253,831	26,956,399	23,816,262
	% of increase (+) or decrease (-)	-2%	43%		11%	61%		-32%	13%

	* QZH's (Slaughter & Deboning operation)	995,975	548,856		490,064	291,501		505,911	257,355	-
	** QZH's (Deboning operation)								-	-
	on cattle & Lamb locally supplied	12,172,816	7,760,595	-	9,051,354	5,442,396	-	3,121,462	2,318,199	-
	on imported beef and mutton	38,995,917	4,899,336	-	27,637,248	3,619,235	-	11,358,669	1,280,101	-
	Sales of live cattle	5,459,217	-	-	5,370,045		-	89,171	-	-
	QZH (beef section)'s Total	57,623,925	13,208,787		42,548,711	9,353,132		15,075,214	3,855,655	-
	% of increase (+) or decrease (-)	336%			355%			291%

HSA	Sales of Organic fertilizer	3,593,603	3,782,970	6,213,256	2,633,850	2,521,994	4,573,209	959,753	1,260,976	1,640,047
	Sales of Organic Mixed Fertilizer	16,373,780	16,222,209	5,277,139	8,876,794	8,739,488	2,467,261	7,496,986	7,482,721	2,809,878
	HSA Total	19,967,383	20,005,179	11,490,395	11,510,644	11,261,482	7,040,470	8,456,739	8,743,697	4,449,925
	% of increase (+) or decrease (-)	0%	74%		2%	60%		-3%	96%

	SJAP's & HS.A./Beef and Organic fertilizer total	164,565,027	122,041,511	73,718,075	122,779,243	82,485,760	45,451,888	41,785,784	39,555,751	28,266,187
	% of increase (+) or decrease (-)	35%	66%		49%	81%		6%	40%

Revenue from the sector of beef and organic fertilizer increased by $42,523,516 or 35% from $122,041,511 for the year ended December 31, 2014 to $164,565,027 for the year ended December 31, 2015. The increase was primarily due to the increase of sales by QZH’s deboning activities jumping from 2014’s $13.2 million to 2015’s $57.6 million).

Cost of goods sold from beef and organic fertilizer increased by $40,293,483 or 49% from $82,485,760 for the year ended December 31, 2014 to $122,779,243 for the year ended December 31, 2015. The corresponding increase was primarily due to the increase of cost of production in SJAP’s increase in trading productivity of live cattle, HSA’s increased production of fertilizer and QZH’s increase in its cost of sales from slaughter and deboning operations.

Gross profit from the beef and organic fertilizer sector increased by $2,230,033 or 6% from $39,555,751 for the year ended December 31, 2014 to $41,785,784 for the year ended December 31, 2015. The increase was primarily due to the increase of QZH’s increase of gross profit from slaughter and deboning and import operations from 2014’s $1.3 million to 2015’s $11.4 million.

Table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the year ended December 31, 2015 and the years, 2014 and 2013 of the beef and organic fertilizer divisions..

Description of items		2015	2014	2013	Difference
					2015/2014
Cattle Operation
Production and Sales of live cattle	Head	22,480	18,585	9,375	3,895
Average Unit sales price	$/head	3,089	3,397	3,461	(308)
Unit cost price	$/head	2,481	2,522	2,265	(41)
Production and sales of feedstock					0
Bulk Livestock feed	MT	39,040	37,390	38,194	1,650
Average Unit sales price	$/MT	174	167	155	7
Unit cost price	$/MT	83	84	110	(1)
Concentrated livestock feed	MT	28,584	32,191	31,717	(3,607)
Average Unit sales price	$/MT	423	415	418	8
Unit cost price	$/MT	262	257	257	5
Production and sales of fertilizer	MT	18,503	33,673	60,509	(15,170)
Average unit sales price	$/MT	172	181	175	(9)
Unit cost price	$/MT	120	107	80	13
* QZH (Slaughter & De-boning operation)					0
Slaughter operation					0
Slaughter of cattle	Head	2,700	1,400		1,300
Service fee	$/Head	8	8		(0)
Sales of associated products	Pieces	2,730	1,554		1,176
Average Unit sales price	$/Piece	357	346		11
Unit cost price	$/Piece	180	188		(8)
De-boning & Packaging activities					0
From Cattle supplied locally					0
De-boned Meats	MT	1,356	575		781
Average Unit sales price	$/MT	8,978	13,497		(4,519)
Unit cost price	$/MT	6,676	9,465		(2,789)
From imported beef	MT	4,544	289		4,255
Average Unit sales price	$/MT	8,582	9,460		(878)
Unit cost price	$/MT	6,082	6,892		(810)
From imported lamb	MT		261		(261)
Average of sales price	$/MT		8,297		(8,297)
Average of cost price	$/MT		6,235		(6,235)
Production and Sales of live cattle	Heads	2,266
Average Unit sales price	US$/head	2,409

The average of live cattle prices fell by $308/head based on average prices at RMB24/Kg (live weight) compared to the average of RMB32/Kg in same period of 2014 representing a drop of 25% in average live weight prices of local cattle. In fact, during the last quarter of 2015, the average live cattle prices dropped to as low as RMB20 / Kg, much lower than the overall 2015 average of RMB24 / Kg that had been leveraged by better than average prices during the first half of the year.

The increase of bulk livestock feed sales by around 1,650 MT in 2015 compared to 2014 is mainly due to the natural increase of sales being supported by regional farmers in recognizing the quality and protein value of our bulk livestock feed.

•	1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

	Description of items		2015	2014	2013	Difference
						2015/2014
HSA	Fertilizer operation
	Organic Fertilizer	MT	13,037	14,128	19,230	-1,091
	Average Unit sales price	$/MT	262	260	323	3
	Unit cost price	$/MT	197	176	238	21
	Organic Mixed Fertilizer	MT	36,232	35,868	12,775	364
	Average Unit sales price	$/MT	452	452	413	-0
	Unit cost price	$/MT	245	244	193	1
	Retailing packed fertilizer (for super market sales)	MT	180	120	-	60
	Average Unit sales price	$/MT	952	928	-	24
	Unit cost price	$/MT	364	346	-	18

Overall sales in 2015 of organic mixed fertilizer (“OMF”) increased by 364 MT while organic fertilizer decreased by 1091 MT compared to 2014, reflecting a perennial shift in production and sales based on market constants rather than a ramping up of production to meet current levels.

•	2. Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

In US$		Sales of goods			Cost of Goods sold			Sales of Goods' Gross profit
		2015	2014	2013	2015	2014	2013	2015	2014	2013
JHST	Sales of Fresh HU Flowers	1,162,572	600,407	2,193,971	391,404.95	196,497	660,550	771,167	403,909	1,533,421
	% of increases (+) or decreases (-)	94%	-73%		99%	-70%		91%	-74%
	Sales of Dried HU Flowers	10,018,496	6,431,960	18,668,070	3,085,195	1,786,159	8,788,077	6,933,301	4,645,801	9,879,993
	% of increases (+) or decreases (-)	56%	-66%		73%	-80%		49%	-53%
	Sales of Dried Immortal vegetables	2,305,980	4,053,909	1,464,327	796,269	1,352,201	469,844	1,509,711	2,701,708	994,483
	% of increases (+) or decreases (-)	-43%	177%		-41%	188%		-44%	172%
	Sales of Vegetable products	187,846	-	488,108	110,097	-	183,041	77,749	-	305,067
	% of increases (+) or decreases (-)
	JHST/Plantation Total	13,674,894	11,086,275	22,814,476	4,382,965	3,334,857	10,101,512	9,291,929	7,751,418	12,712,964
	% of increases (+) or decreases (-)	23%	-51%		31%	-67%		20%	-39%

Revenue from our plantation increased by $2,588,619 or 23% from $11,086,275 for the year ended December 31, 2014 to $13,674,894 for the year ended December 31, 2015 due mainly to better yields of flowers in our own farm this year compared to the 2014 season, however, this increase was not sufficient to reach the sales revenue of 2013 (US$22.8 million), primarily due to this year’s wet season affecting the yields of the regional growers who supply fresh flowers for drying, in turn, lowering our overall sales of dried flowers.

Cost of goods sold from the plantation increased by $1,048,108 or 31% from $3,334,857 for the year ended December 31, 2014 to $4,382,965 for the year ended December 31, 2015. The increase was primarily due to the corresponding increase in sales.

Gross profit from our plantation increased by $1,540,511 from $7,751,418 for the year 2014 to $9,291,929 for the year 2015. The increase was primarily due to greater production at our own farm after having resolved the plant disease problem encountered in 2014.

	Description of items		2015	2014	2013	Difference
						2015/2014
JHST	Plantation of HU Flowers and Immortal vegetables
	Fresh HU Flowers	Pieces	6,500,000	4,002,710	14,383,484	2,497,290
	Average Unit sales price	$/Pieces	0.18	0.15	0.15	0.03
	Unit cost price	$/Pieces	0.06	0.05	0.05	0.01
	Dried HU Flowers	MT	628	465	1,504	163
	Average Unit sales price	$/MT	15,966	13,832	12,412	2,134
	Unit cost price	$/MT	4,917	3,841	5,843	1,075
	Dried Immortal vegetables	MT	27	50	10	-24
	Average Unit sales price	$/MT	87,018	81,078	152,534	5,940
	Unit cost price	$/MT	30,048	27,044	48,942	3,004
	Other Value added products	Pieces	151	-	60,000	151

•	3.B. Fishery Division refers to the operations of Capital Award covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where Capital Award generates revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its APM technology and management systems as follows:

(A) Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations. (Please see later chapter for further details).

(B) Seafood Sales from CA’s projected farms

Capital Award generates sales revenues from the following:

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

PF1 generates sales from its production of (a) its indoor APM farm with 4 APM production units in 2014 and 16 APM production units from Q3 2015, onward and (b) its open dam farms producing fish and prawns from a 290 Mu (or 48 acres) of land leased from PF2.

CA and ZSAPP (PF2): (a) CA earns commissions from the sale of prawn fingerlings that are sold by PF2 to third parties, and in this respect PF2 produces its own prawn fingerlings as compared to CA purchasing them from PF2 and resells them to PF1 or FF1, as described above, and (b) CA purchases matured prawns and fish from PF2 and sells to third parties (wholesale markets).

PF2 has 6 indoor APM production nurseries producing prawn fingerling and open dam farms situated on about 400 Mu (about 66 acres) producing prawns and fish.

In US$		Sales of goods			Cost of Goods sold			Sales of Goods' Gross profit
		2015	2014	2013	2015	2014	2013	2015	2014	2013
CA	Sales of
	Fish (Sleepy cod)	3,506,200	20,308,197	39,691,498	2,774,693	15,851,271	32,574,763	731,507	4,456,926	7,116,735
	% of increases (+) or decreases (-)	-83%	-49%		-82%	-51%		-84%	-37%
	Eels	33,135,843	58,854,155	27,552,690	26,071,073	39,665,207	14,823,189	7,064,770	19,188,948	12,729,501
	% of increases (+) or decreases (-)	-44%	114%		-34%	168%		-63%	51%
	Prawns	40,030,264	26,613,535	5,118,792	30,958,091	21,408,578	4,072,524	9,072,173	5,204,957	1,046,268
	% of increases (+) or decreases (-)	50%	420%		45%	426%		74%	397%
	Mixed fish species	8,731,709			7,349,142			1,382,567		-
	CA/ Fishery total	85,404,016	105,775,887	72,362,980	67,152,999	76,925,056	51,470,476	18,251,017	28,850,831	20,892,504
	% of increases (+) or decreases (-)	-19%	46%		-13%	49%		-37%	38%

Revenue from fishery decreased by $20,371,871 or 19% from $105,775,887 for the year ended December 31, 2014 to $85,404,016 for the year ended December 31, 2015. The decrease in fishery was primarily due to the decrease in sales of eels (from $58.9 million in 2014 to 2015’s $33.1 million) and the decrease in sales of sleepy cod (from 2014’s $20.3 million to 2015’s $3.5 million) that has not been fully compensated for by the increase in prawn sales (from 2014’s $26.6 million to 2015’s $40 million) and the increase of sales of other mixed fish species (from 2014’s $0 to 2015’s $8.7 million).

Cost of goods sold from fishery decreased by $9,772,057 or 13% from $76,925,056 for the year ended December 31, 2014 to $67,152,999 for the year ended December 31, 2015. The decrease in cost of goods from fishery was primarily due to the decrease in in corresponding sales.

Gross profit from fishery decreased by $10,599,814 or 37% from $28,850,831 for the year ended December 31, 2014 to $18,251,017 for the year ended December 31, 2015. The primarily reasons for the decrease of Gross profit are as follows:

(i)	Gross profit derived from sale of eels dropped $12.1 million from 2014’s $19.2 million to 2015’s $7.1 million primarily due to the short supplies of eel fingerling thus reducing the supply of semi-matured eels for further fattening and trade; and

(ii)	Gross profit derived from the sales of sleepy cod dropped by $3.9 million from 2014’s $4.6 million to 2015’s $0.7 million primarily due to the unstable market price of sleepy cod in 2015 making it difficult for our farms to grow-out sleepy cod at previous quantities.

Although CA made up $5.2 million in gross profit on the sales of prawns and other mixed fish species, collectively from 2014’s gross profits derived from prawn sales of $5.2 million to 2015’s $9.0 million and from other mixed fish sales of $0 in 2014 to 2015’s $1.38 million, there was however a short fall in gross profit by US$5.4 million that is expected to be recovered with more prawns and mixed fish sales grown by more farms that developed by CA in 2016 and onward.

	Description of items		2015	2014	2013	Difference
						2015 to 2014
CA	Production and sale (inclusive of contracted farms) of live sea food
	Fish (Sleepy cods)	MT	236	1,326	2,616	(1,090)
	Average Unit sales price	$/MT	14,896	15,310	15,170	(414)
	Unit cost prices	$/MT	11,828	11,950	12,450	(122)
	Eels	MT	1,479	2,461	1,661	(982)
	Average Unit sales price	$/MT	22,404	23,915	16,590	(1,511)
	Unit cost price	$/MT	17,628	16,118	8,925	1,510
	Prawns	MT	2,644	1,802	417	842
	Average Unit sales price	$/MT	15,140	14,769	12,280	371
	Unit cost price	$/MT	11,709	11,880	9,770	(171)
	Mixed fishes	MT	2,403
	Average Unit sales price	$/MT	3,634
	Unit cost price	$/MT	3,058
	Total sales in	MT	6,762	5,589	4,694	1,173

•	4. Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who are selling them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sales of goods			Cost of Goods sold			Sales of Goods' Gross profit
		2015	2014	2013	2015	2014	2013	2015	2014	2013
MEIJI	Sale of Live cattle (Aromatic) from own farm & from trading	35,272,834	32,891,161	17,671,418	33,403,353	31,151,084	13,161,262	1,869,481	1,740,077	4,510,156

	MEIJI / Cattle farm Total	35,272,834	32,891,161	17,671,418	33,403,353	31,151,084	13,161,262	1,869,481	1,740,077	4,510,156
	% of increases (+) & decreases (-)	7%	86%		7%	137%		7%	-61%

Revenue from cattle farm increased by $2,381,673 or 7% from $32,891,161 for the year ended December 31, 2014 to $35,272,834 for the year ended December 31, 2015. The increase was primarily due to the natural growth in cattle being fattened in and sold from the Company farm and the increase in the number of cattle being traded during the year.

Cost of goods sold from cattle farm increased by $2,381,673 or 7% from $31,151,084 for the year ended December 31, 2014 to $33,403,353 for the year ended December 31, 2015. The increase was primarily due to the increase of sales of fattened cattle.

Gross profit from cattle increased by $129,404 from $1,740,077 for the year 2014 to $1,869,481 for the year ended December 31, 2015. The increase was primarily due to the increase of cattle growing capacity allowing more cattle to be fattened and sold from its own farm.

Description of items			2015	2014	2013	Difference
						2015 to 2014
MEIJI	Production and trading on sale of Live cattle	Head	14,947	7,842	5,597	7,105
	Average Unit sales price	$/head	2,360	4,194	3,157	(1,834)
	Unit cost prices	$/head	2,235	3,972	2,351	(1,738)

The lower average of unit sale prices and unit cost prices of cattle in 2015 to 2014 was primarily due to more sales in “Yellow Cattle” that were smaller in size and in live weight (averaging between 350 Kg / head) comparing to other beef cattle averaging over 600 Kg / head.

•	5. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

In US$		Sales of goods			Cost of Goods sold			Sales of Goods' Gross profit
		2015	2014	2013	2015	2014	2013	2015	2014	2013
SIAF	Sales of goods through trading/import/export activities
	on seafood (via mainly Madagasca imports)	14,405,488	47,499,225	22,047,092	12,804,878	35,157,911	19,160,917	1,600,610	12,341,314	2,886,175
	% of increases (+) and decreases (-)	-70%	115%		-64%	83%		-87%	328%
	on imported beef and mutton	23,464,295	3,360,022		20,320,446	1,698,984		3,143,849	1,661,038	-
	% of increases (+) and decreases (-)	598%			1096%			89%
	SIAF/ Others & Corporate total	37,869,783	50,859,247	22,047,092	33,125,324	36,856,895	19,160,917	4,744,459	14,002,352	2,886,175
	% of increases (+) and decreases (-)	-26%	131%		-10%	92%		-66%	385%

Revenue from the corporate decreased by $12,989,464 or 26% from $50,859,247 to $37,869,783 for the year ended December 31, 2015. The decrease was primarily due to less seafood being imported from Madagascar because a poor season limited supplies and a change in Madagascar’s export policies restricting export quantity of live seafood. Although this sector managed to increase its sales of imported beef and mutton from 2014’s $3.36 million to 2015’s US$23.5 million, representing an increase of over $20 million or 599.4%, it was not enough to make up the decrease of $33.1 million derived from the import seafood sales of $47.5 million in 2014 to 2015’s $14.4 million.

Cost of goods sold from corporate decreased by $3,731,571 or 10% from $36,856,895 for the year ended December 31, 2014 to $33,125,324 for the year ended December 31, 2015. The decrease was primarily due the corresponding decrease of sales.

Gross profit from the corporate decreased by $9,257,893 or 66% from $14,002,352 for the year ended December 31, 2014 to $4,744,459 for the year ended December 31, 2015. The decrease was primarily due to less seafood being imported from Madagascar because of poor season limited supplies and a change in Madagascar’s export policies on live seafood. Although this sector managed to increase its gross profit derived from the sales of imported beef and mutton from 2014’s $1.7 million to 2015’s $3.1 million representing an increase of over 83.35% it was not enough to make up the decrease of $10.7 million drop in gross profit from $12.4 million in 2014 to 2015’s $1.6 million resulting from its Madagascar import trades. However this sector has been increasing its imported beef and mutton trades and developing more supply sources from other countries (other than Madagascar) with the aim to improve its bottom line from 2016, onward.

Description of items			2015	2014	2013	Difference
SIAF	Seafood trading from imports					-
	Mixed seafood	MT	810	3,152	1,521	-2,342
	Average of sales price	$/MT	17,785	15,070	14,498	2,715
	Average of cost prices	$/MT	15,808	11,154	12,600	4,654
	Beef & Lamb trading from imports	MT	2,556	590	-	1,966
	Average of sales price	$/MT	9,179	5,695	-	3,484
	Average of cost price	$/MT	7,949	2,880	-	5,070

●	5.A. Engineering technology consulting and services:

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for years 2015, 2014 and 2013.

Sales Revenues (Consulting and Services)					Description of work
	2015	2014	2013	Difference
CA	88,480,956	76,750,308	36,696,125	11,730,648	Work in progress on PF(1), FF(2), PF(2) and Zhongshen New Prawn Project
MEIJI	-	-	7,120,596	0	Work completed in 2014
SIAF	3,785,974	4,929,984	8,995,051	(1,144,010)	Work Worked completed with Shanghai Distribution Center, restaurant 7 & 8th.
Group Total Revenues	92,266,930	81,680,292	52,811,772	10,586,638
Cost of sales				0
CA	55,641,537	39,387,359	13,197,048	16,254,178
MEIJI	-	-	4,733,262	0
SIAF	1,404,813	4,854,541	2,618,298	(3,449,728)
Group Total Cost of sales	57,046,350	44,241,900	20,548,608	12,804,450
Gross Profit				0
CA	32,839,419	37,362,949	23,499,077	(4,523,530)
MEIJI	-	-	2,387,334	0
SIAF	2,381,161	75,443	6,376,753	2,305,718
Group Total Gross Profit	35,220,580	37,438,392	32,263,164	(2,217,812)

Revenues (consulting, service, commission and management fee):

Revenues increased by $10,586,638 or 13% from $81,680,292 for the year ended December 31, 2014 to $92,266,930 for the year ended December 31, 2015. The increase was primarily due to an increase in revenue from the construction and development work done on the New Zhongshan Prawn project of $65,446,497, which contributed 70.9% of total revenue.

CA (Fishery): Revenue from fishery increased by $11,730,648 or 15% from $76,750,308 for the year ended December 31, 2014 to $88,480,956 for the year ended December 31, 2015. The increase was due primarily to the increase of work in progress from the Zhongshan New prawn Project.

SIAF (Corporate): Revenue from corporate decreased by $1,144,010 or 23% from $4,929,984 for the year ended December 31, 2014 to $3,785,974 for the year ended December 31, 2015. The reason for the decrease is due to the reduced pace of work in progress for the construction of restaurant related work during 2015.

Cost of services (consulting, service, commission and management fee)

Cost of services for consulting, service, commission and management fee increased by $12,804,450 or 29% from $44,241,900 for the year ended December 31, 2014 to $57,046,350 for the year ended December 31, 2015. The increase was primarily due to the increase of work in progress on the Zhongshan New Prawn Project.

CA (Fishery): Cost of services from fishery increased by $16,254,178 or 41% from $39,387,359 for the year ended December 31, 2014 to $55,641,537 for the year ended December 31, 2015. The increase was due primarily due to the increase of work in progress from the Zhongshan New prawn Project.

SIAF (Corporate): Cost of services from corporate decreased by $3,449,728 or 71% from $4,854,541 for the year ended December 31, 2014 to $1,404,813 for the year ended December 31, 2015. The reason for the decrease is because the slow progress for the construction of restaurant related work during the year of 2015.

Gross profit (consulting, service, commission and management fee)

Gross profit of consulting, service, commission and management fees decreased by $2,217,812 or 6%, from $37,438,392 for the year ended December 31, 2014 to $35,220,580 for the year ended December 31, 2015.

CA (Fishery): Gross profit from fishery decreased by $4,523,530 or 12% from $37,362,949 for the year ended December 31, 2014 to $32,839,419 for the year ended December 31, 2015. The reason for the lower gross profit was primarily due to the lower margin derived from the Zhongshan New Prawn Project that is a much bigger project compared with other farm projects that CA did previously.

 SIAF (Corporate): Gross profit from corporate increased by $2,305,718 from $75,443 for the year ended December 31, 2014 to $2,381,161 for the year ended December 31, 2015. The reason for the increase is because bulk of the costs was billed in the early stages of restaurant developments.

Table (A.6) below highlights on general information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF, respectively, as of December 31, 2015:

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	development's completion date on or before	Contractual amount	% of completion as of 31.12.2015	Notes
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational
Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	2 phases and road work and Phase 3 extension of grow-out farm & Phase 4 demonstrated hydroponic farm	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million, Phase 3 US$5.2 million & Phase 4 US$1.6 million	Prawn farm (1)’s 14 APM tanks are in operation and, construction of the Hydroponic farm is planned to start in Q3 2016.
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73m Bridge & Road $2.48m Phase (3) $4.38m Phase (4) $10.63m	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) completed and Phase (4) not started.	Phase 4 work has no solid plan to start at this stage.
Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26m and Phase (2) $8.42m Phase (3) $11.5m	Phase (1) fully operational and Phase (2) in operation and Phase (3) not started	Phase 3 work is in progress & Phase 4 is planned to start work within Q3 2016.
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Head	2 phases	April 2011	December 2011	$3.0m +$1.17m	Fully Operational
Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2,500 head	2 Phases	February 2012	March. 2014	$10.6 million	completed	Operational.
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Work in progress	Restaurant 7 & 8’s work has been completed.

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	Completed	Operational.
	Shanghai City		3,000 m2	Two Phases	Sept. 2014	December. 2014	$5 million	Completed	In operation. .
New Zhongshan Prawn Project	Zhongshan City	Phase (1)S(1)= 10,000 MT S(2)= 30,000 MT Phase (2) S(1)=100,000 MT Phase (3) 200,000 MT	3600 MU land & BU area 3.57 million square meter	Phase (1) Stage (1)	Nov. 2013	10 years for 100,000 MT capacity & 20 years for whole integrated project	10 years for US$2.6 billion	minimal	90% Phase (1) Stage (1)'s farm construction work completed and first trials of stocking started during last week February 2016.

Note (4) to Table A 1 Other Income:

Table (Note 4.1) below shows the Gain / Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for the year of 2015:

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. During the year ended December 31, 2015, the Company issued an aggregate of 2,971,041 shares of Common Stock; of which (i) in consideration for extinguishment of debt in the aggregate amount of $1,000,000 for the issuance of 100,000 shares, reporting gain as income of $130,000 from the extinguishment of debts; (ii) 47,787 shares for staff compensation; (iii) 707,070 shares for conversion of preferred stock Series B to ordinary share; 1,888,304 shares as security for raising loan debts and trade finance facility; and (iii) 47,787 shares for reverse split adjustment.

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

The other income for the year ended December 31, 2015 amounted to $(1,440,372) and derived from the combination of (1) Gain on extinguishment of debt $132,000, Government Grant $2,891,482 and other income $483,299 less interest expenses of $(4,947,153). Whereas the other income for the year ended December 31, 2014 amount to $490,649, and derived from the combination of (1) Gain on extinguishment of debt $270,586, Government Grants $537,787 and other income $270,586 less interest expenses of $(761,299).

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $132,000 and $270,586 has been credited (charged) to operations for the years ended December 31, 2015 and 2014, respectively.

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $132,000 and $270,586 has been credited (charged) to operations for the years ended December 31, 2015 and 2014, respectively. For the fiscal year 2015, the table below summarizes the number of shares being issued and purposes of issuance:

Date / reference#	Description	Gain / Loss	# shares issued or brought back	% of increase / decrease
As at 31.12.2014	Total outstanding shares as at 31. December 2015		17,162,716
Year 2015	Issue of shares
A.	Shares issued for Staffs and workers entitlement	-	47,787	0.3%
B.	Preferred B series shares being converted in common shares	-	707,070	4.1%
C.	Shares issued to adjust & correct the total issued and outstanding shares after the Reversed Split exercise	-	227,880	1.3%
D.	Shares issued as security to secure loan debts based on tenure of 3 years; and when the debts will be re-paid at maturity, the collateralized shares will be returned to the company and the Company will in term return them back to treasury.	-	753,304	4.4%
E	Shares issued as security to secure trade financing facility of USD20 million based on tenure of 3 years; and when the debts will be re-paid at maturity, the collateralized shares will be returned to the company and the Company will return them back to treasury.	-	1,135,000	6.6%
F	Shares issued to settle other payables	-	100,000	0.6%
Year 2015	Total shares issued during 2015		2,971,041	17.3%
As at 31.12.2015	Total outstanding shares as at 31.12.2015		20,133,757
	Representing activities of:
	Financing activities		1,988,304	11.6%
	No consequence		982,737	5.7%
			2,971,041	17.3%

Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses:

General and administrative and interest expenses (including depreciation and amortization) increased by $6,527,517 or 40% from $16,377,577 for the year ended December 31, 2014 to $22,905,094 for the year ended December 31, 2015. The increase was seen in all sectors, including but not limited to office and corporate expenses of $1,929,622 from $6,213,373 for the year ended December 31, 2014 to $8,148,940 for the year ended December 31, 2015, and the increase in others and miscellaneous of $1,268,740 from $3,028,297 for the year ended December 31, 2015 to $4,297,037 for the year ended December 31, 2014 as shown in Table below:

Table (to Note 5)

Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses:

Category	2015	2014	Difference
	$	$	$
Office and corporate expenses	8,148,940	6,213,373	1,935,567
Wages and salaries	2,330,627	2,869,469	-538,842
Traveling and related lodging	170,060	151,514	18,546
Motor vehicles expenses and local transportation	209,355	195,863	13,492
Entertainments and meals	175,337	165,827	9,510
Others and miscellaneous	4,297,037	3,028,297	1,268,740
Depreciation and amortization	3,309,361	2,991,935	317,426
Sub-total	18,640,717	15,616,278	3,024,439
Interest expense	4,270,322	761,299	3,509,023
Total	22,911,039	16,377,577	6,533,462

Note (6) to Table A 1 Depreciation and Amortization:

Depreciation and amortization increased by $149,963 or 3% to $4,817,351 for the year ended December 31, 2015 from $4,667,388 for the year ended December 31, 2014.The increase was primarily due to the increase of depreciation by $409,396 to $2,866,527 for the year ended December 31, 2015 from depreciation of $2,457,131 for the year ended December 31, 2014, and the decrease of amortization by $259,433 to $1,950,824 for the year ended December 31, 2015 from amortization of $2,210,257 for the year ended December 31, 2014.

In this respect, total depreciation and amortization amounted to $4,817,351 for the year ended December 31, 2015, out of which amount $3,309,361 was reported under general and administration expenses and $1,507,990 was reported under cost of goods sold; whereas total depreciation and amortization was at $4,667,388 for the year ended December 31, 2014 and out of which amount $2,991,935 was reported under General and Administration expenses and $1,675,453 was reported under cost of goods sold.

Note (7) to Table A 1 Non-controlling interests:

Table (F) below shows the derivation of non-controlling interest

Names of intermediate holding company subsidiaries Abbreviated names	Capital Award Inc. (Belize) CA							Total

% of profit sharing on below subsidiaries (in China)	NA	75%	75%	76%	45%	45%	75%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)	Hunan Shenghua A Power Agriculture Co., Limited (China)	Qinghai Sanjiang A Power Agriculture Co Ltd (China)	Qing Hai Zhong He Meat product Co. Ltd (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)

Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)	(JFD)

Net income of the P.R.C. subsidiaries for the period ended 31. Dec. 2015 in $		6,931,890	1,601,615	5,049,097	22,189,321	14,853,619	6,738,740

% of profit sharing of non-controlling interest		25%	25%	24%	55%	55%	25%

Non-controlling interest's shares of Net incomes in $		1,732,973	400,404	1,211,783	12,204,127	8,169,490	1,684,685	25,403,462

The Net Income attributed to non-controlling interest is $25,403,462 shared by (JHST, JHMC, HSA, SJAP, QZH and JFD, collectively) for the year ended December 31, 2015 as shown in Table (F) above.

Note (8) to Table A 1 Earnings per share (EPS):

Earnings per share decreased by $2.12(basic) and $1.96(diluted) per share from EPS of $5.81 (basic) and $5.56 (diluted) year 2014 to EPS of $3.69(basic) and $3.60 (diluted) for year 2015. The reason for the reduction is primarily due to the incremental issuance of common stock of 2.2 million shares from its weighted average number of shares outstanding of 15.8 million as of December 31, 2014 to 18.0 million as of December 31, 2015.

Part B. MD &A on Unaudited Consolidated Balance Sheet as of the year 2015 compared to year 2014 (fiscal year)

Consolidated Balance sheets	December 31, 2015	December 31, 2014	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	7,229,197	3,031,447	4,197,750	B
Inventories	62,848,707	45,967,993	16,880,714	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,306,885		1,306,885
Deposits and prepaid expenses	83,811,929	75,951,591	7,860,338	10
Accounts receivable	135,674,418	104,503,071	31,171,347	11
Other receivables	59,780,587	52,305,260	7,475,327
Total current assets	350,651,723	281,759,362	68,892,361
Property and equipment
Property and equipment, net of accumulated depreciation	104,259,079	64,352,975	39,906,104	12
Construction in progress	72,788,769	69,120,277	3,668,492	13
Land use rights, net of accumulated amortization	58,485,675	63,322,202	(4,836,527)	14
Total property and equipment	235,533,523	196,795,454	38,738,069
Other assets
Goodwill	724,940	724,940
Long term investments	769,941	817,127	(47,186)
Proprietary technologies, net of accumulated amortization	10,784,358	11,480,298	(695,940)	15
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	41,109,708	41,109,708
Total other assets	53,388,947	54,132,073	(743,126)
Total assets	639,574,193	532,686,889	106,887,304
Current liabilities				16
Accounts payable and accrued expenses	9,345,559	22,138,835	(12,793,276)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,700,706	8,060,580	640,126
Series F shares mandatory redemption payable		1,172,059	(1,172,059)	17
Due to a director	211,247	11,695,982	(11,484,735)
Other payables	4,792,579	3,146,063	1,646,516	16C
Borrowings-Short term bank loan	4,466,040	4,410,727	55,313
Bonds payable		1,725,000	(1,725,000)
Negotiable promissory notes	865,968		865,968
Total current liabilities	28,382,099	52,349,246	(23,967,147)
Non-current liabilities
Other payables	4,797,332			16C
Long term debts	1,554,902	2,306,057	(751,155)
Convertible note payable	34,904,739	15,803,928	19,100,811	16D
Total non-current liabilities	41,256,973	18,109,985	23,146,988
Stockholders’ equity
Preferred stock
Series A preferred stock
Series B convertible preferred stock		7,000	(7,000)
Common stock	20,134	17,162	2,972
Additional paid-in capital	142,882,173	121,158,996	21,723,177
Retained earnings	339,616,638	273,261,108	66,355,530
Accumulated other comprehensive income	2,197,579	6,452,816	(4,255,237)
Treasury stock	(1,250,000)	(1,250,000)
Total SIAF Inc. and subsidiaries' equity	483,466,524	399,647,082	83,819,442
Non-controlling interest	86,468,597	62,580,576	23,888,021
Total stockholders' equity	569,935,121	462,227,658	107,707,463
Total liabilities and stockholders' equity	639,574,193	532,686,889	106,887,304

This Part B discusses and analyzes certain items (marked with notes) that we believe assist stakeholders in obtaining a better understanding of the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalent of $4,197,750 derived from cash and cash equivalent of $7,229,197 and $3,031,447 as of December 31, 2015 and December 31, 2014, respectively. In this respect, it is a regular situation for cash and cash equivalents to get back into its normal pattern after the irregular pattern incurred due to seasonal impacts at the end of the year.

Note (9) Break down on Inventories:

	2015	2014	Difference
	$	$	$
Sleepy cod, prawns, eels and marble goble	4,053,459	3,051,606	1,001,853
Bread grass	1,207,260	2,336,308	-1,129,048
Beef cattle	5,026,404	8,362,763	-3,336,359
Organic fertilizer	10,815,983	7,292,389	3,523,594
Forage for cattle and consumables	10,328,365	6,547,333	3,781,032
Raw materials for bread grass and organic fertilizer	15,440,348	14,223,407	1,216,941
Beef and mutton	14,593,458	2,908,886	11,684,572
Immature seeds	1,383,431	1,245,302	138,129

	62,848,707	45,967,993	16,880,713

Note (10) Breakdown of Deposits and Prepaid Expenses:

Note (10.1):

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of December 31, 2015, we have $3,373,110 for a deposit paid for the acquisition of a Land Use Right (“LUR”) derived from the following transactions:

$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for a LUR by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said LUR is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority estimated to be granted within 2015 as the new local ordinances on agriculture land delayed the processing of our application. Due to the delay in approving the LUR of the said block of land, HSA has revised and supplemented the contract of said land by a leasing agreement until such time said official approval will be granted, and, in the interim, the deposit and pre-payment on said land would be treated as a rent-to-own lease arrangement providing pre-payment toward said land once approval is granted.

$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of an LUR on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

The matter of CA’s purchase of the LUR for a block of 235 Mu (or 38.5 acres) located at Cong Hua District Guangzhou City in late October 2010 (The Cong Hua Land) is described below.

Recapping the event; as the “Cong Hua land” is part of a larger block of land (of some 500 acres) which is under a subdivision application. However in 2011, the Land Law changed such that the said sub-division now required the approval of the Central Government in Beijing, which means the approval process was lengthened. Cong Hua District was rezoned as a suburb of the Guangzhou City in 2010 within close proximity of the Guangzhou City. Management considers it as a valuable piece of land very suitable for the development of one of our agriculture projects. Our agreement with the vendor requires that they use best efforts to speed up the said subdivision’s approval on or before June 30, 2014, failing which they would replace the said land with another block of land to our satisfaction. In lieu of the land swap arrangement just mentioned, the Company has negotiated with the vendor to be compensated $1 million since the Central Government approval remains pending as of September 30, 2014, which is scheduled to be paid on or before December 31, 2014. Just before the end of the year 2014, the Vendor provided an alternative land of 202 Mu (or 33.5 acres) located at Da San Dui Wei, You Nan Village, Shen Wan Town, Zhongshan City (Zhongshan Land) to replace the said 235 Mu land at Cong Hua District at an amount of US$4,453,665 (or RMB27, 989,606) that was accepted by the Company. In this respect the amount of US$4,453, 665 owed by the Vendor due to the delay in delivering the said Land Used Right to CA on “The Cong Hua land” has been paid fully by the delivery of “The Zhongshan land”.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies”:

Under account of			Estimated total	Estimated time	Current status	Deposit & prepayments made as of December	Land Bank	% equivalent
Subsidiary	Segment of	Project name	Asset value	of Acquisition	of Project	31, 2015	or Built Up area	to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center			2 out of 4 phases	1,032,914

CA	Fishery	Fish Farm (1)	26.22 Million	2016	completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	124,000	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	100% completed	5,558,057	230,300	35%
						41,109,708

During the last quarter of 2015 the Company did not pay any further deposits or prepayments for investments in future assets and in future Sino Foreign Joint Venture companies; as such, there is no change in this respect.

Note (11): Breakdown of Accounts receivable:

	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	18,671,777	13,727,905	-		4,943,872
SIAF	2,873,833	-	-	-	2,873,833
MEIJI	2,580,312				2,580,312
Sales of Live Fish, eels and prawns (from Farms) (CA)	25,393,796	10,507,403	4,523,888	5,816,990	4,545,515
Sales of imported seafood (SIAF)	6,572,547	5,120,673	1,451,874		-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	8,425,077	7,224,874			1,200,203
Sales of HU Flowers (Fresh & Dried) (JHST)	11,852,099	41,043	2,012,551	2,551,583	7,246,922
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	30,955,881	5,552,776	12,406,032	7,037,156	5,959,917
Sales Fertilizer from (HSA)	12,007,143	2,000,408	3,874,157	1,566,387	4,566,191
Sales of Beef (QZH)	16,341,953	5,015,200	5,012,488	2,866,676	3,447,589

Total	135,674,417	49,190,282	29,280,990	19,838,792	37,364,354
% of totalreceivables		36%	22%	15%	28%
% of total sales of goods	40%

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable aging is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days and therefore no diminution in value is required, as the credit quality of the receivables is not in doubt.

Fish Sales (CA) : Most farmed fish are sold to wholesalers at prevailing daily market prices and aging is within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell).. The receivables of 90 to 120 days and over 120 days amounted to $5.8 million and 4.5 million, respectively are more than other years primarily due to more goods being sold to Shanghai (WC2) and Guangzhou (WC2) distribution centers whereby they have increased their sales to more super market chains, secondary and third tier distributors etc. In as much, we had provided WC1 and WC2 with extended credit terms, affording them additional time to generate the necessary revenue to cover their obligation. These debtors represent credit quality receivables as they are well established wholesalers, distributors, chain stores and distribution centers having profitable and viable businesses with a good track record, and therefore a provision of diminution in value is not required as collection is not in doubt.

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

Sales Fertilizer from (HSA): HSA’s receivable situation is one in which HSA provides extended credit terms to its customers, especially the lake fishermen who are able to pay their balances after having sold their harvests.

Sales of HU Flowers (Fresh & Dried) (JHST): JHST’s receivable situation reflects the majority of JHST’s dried flowers and immortal vegetable inventories sold to wholesalers afforded up to one year to cover their outstanding balances so as to prevent them from having to destabilize market prices by having their product dumped into the market within 3 to 4 months of peak harvest season. The payment terms require that each of their accounts must be paid in full prior to the start of the next harvest season. These debtors represent credit quality receivables as they are well established wholesalers with profitable and viable businesses with a good track record, and have been selling goods for JHST for many years, therefore a provision of diminution in value is not required as collection is not in doubt.

Sales of Beef (QZH): Most of QZH’s customers are first tier wholesalers and distributors in cities of provinces that are next to Qinghai Province (i.e. Xin Ziang, Gan Su, Si Chuan and Xi Zang) to whom QZH provides various trading terms. Its receivables currently run normal as reflected in the table below:

		2015
	Total sales	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$	$
Sales of Beef (QZH)	57,623,925	16,341,953	5,015,200	5,012,488	2,866,676	3,447,589

% of total receivables			31%	31%	18%	21%

% of total sales		28%

Information on Concentration of credit risk of account receivables:

Major customer’s revenues / our total revenues:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statements of this Annual Report), who have accounted for 48% of our consolidated revenues for the year ended December 31, 2015 as shown in the table below:

	Twelve months ended December 31, 2015
	% of total revenue	Customer's Total Revenue
Customer A	15.25%	65,446,497
Customer B	12.41%	53,263,768
Customer C	11.09%	47,597,310
Customer D	9.60%	41,170,084
	48.36%	207,477,659

Customer A is one of our main agents, namely Mr. Xian Zhiming (Zhongshan new prawn farm) who we agreed to extend trading terms between 120 days to 180 days in the interim until such time as they are able to secure bridge financing.

Customer B is Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). In respect of the project for WSC1, CA was the consulting engineer responsible for the construction of this project and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers to which we bill our sales of seafood (including live and frozen seafood). APNW distributes the seafood to other wholesalers in various cities in China. WSC 1 is logistically situated at the center of all interprovincial services. At the same time, APNW had obtained all relevant import quotas and permits by September 30, 2013. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales effected through WSC 1 contribute 12.41% of our total consolidated revenue, which is equivalent to $53,263,768 out of our total revenue of $429,053,484 derived from activities shown in table below:

Name of company	Segments	Operation Division	Abbreviation name	% of total revenue	Amount in
					$
CA	Fishery	Sales of fish, eels & prawns (from Fish Farm 1)	Wholesale Center (1)	2.58%	11,089,205
		Sales of fish prawns & eels from Contract Growers		4.04%	17,344,655

SIAF	Corporate	Trading sales of seafood, beef & mutton		5.79%	24,829,908

				12.41%	53,263,768

Customer C is Cattle Wholesale, represented by Mr. Zhen Runchi, who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies to us with young cattle. The fiscal year 2015, transactions through Mr. Zhen Runchi generated 11.09% of our total consolidated revenue (equivalent to $47,597,310 out of our total revenue of $429,053,484).

Customer D is one of our main agents, namely Mr. Li Hongzhen who distributes SJAP’s organic fertilizer, bulk livestock feed and concentrated livestock feed to our cooperative farmers and other regional farmers. During 2015, Mr. Li had transacted 9.60% of our total consolidated revenue (equivalent to $41,170,084) out of our total revenue of $429,053,484 derived from the sale of SJAP’s organic fertile, bulk livestock feed and concentrated livestock feed under the segment of Organic Fertilizer and Bread Grass.

Major customer’s account receivables:

These 4 major long-term customers (referred to as Customer A, B, C and D above & mentioned in the Financial Statements of this Annual Report), constitute accounts receivable in the aggregate amount of $60,303,931, which is equivalent to 14% of our consolidated revenues ($429,053,484) for the year 2015 as shown in the table below:

	2015	31-Dec-15	Total
	Total consolidated revenue	% of total Accounts receivables	Accounts receivables
Customer A		13.71%	$18,596,496
Customer B		11.31%	15,343,718
Customer C		10.12%	13,727,905
Customer D		9.31%	12,635,812
		44.45%	$60,303,931
	$429,053,484
% to total consolidated revenue			14%

Note (12) Property and equipment, net of accumulation depreciation:

2015

Plant and machinery	$5,889,915
Structure and leasehold improvements	90,612,871
Mature seeds and herbage cultivation	14,122,937
Furniture and equipment	704,153
Motor vehicles	790,434
112,120,310
Less: Accumulated depreciation	(7,861,231)
Net carrying amount	$104,259,079

Note (13) Construction in progress:

2015
$
Construction in progress
- Oven room, road for production of dried flowers	3,079,766
- Office, warehouse and organic fertilizer plant in HAS	26,158,968
- Organic fertilizer and bread grass production plant and office building	11,746,949
- Rangeland for beef cattle and office building	26,463,249
- Fish pond	5,339,837

72,788,769

Note (14): Land Use Right Net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2015.12.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	215,893	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	33,916,180	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	334,332	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	915,175	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	884,564	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,933,557	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,758,345	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	827,025	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	711,919	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,617,386	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,265,164	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,875,129	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	472,314	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	351,098	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	4,268,096	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,760,412
Exchange difference							-1,269,582		-1,620,914

			654				65,961,071	131,789	58,485,675

Note (15) Other Receivables

	2015	Note
Advanced to employees	169,369
Advanced to suppliers	8,052,235	15	A
Advanced to customers	20,696,433	15	B
Loan to unincorporated companies (referring to corporate structure chart)	28,000,000
	2,862,550
	59,780,587

Note 15.A & B: Breakdown of Advances to Suppliers at SJAP’s operations:

15. A. This amount of US$8.05 million mainly consists of the costs of molds, parts and components that are required to manufacture and to fit out various types of filters in the APM filters requiring the manufacturers to carry substantial amounts of inventory while unable to sell or bill until such time that the end-product (filters) are completed. As such, the Company provides advances to the manufacturers and deducts the advances (proportionately) against the suppliers’ bills, accordingly.

15. B. At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 2,200 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out at less than US$12,200 per member collectively amounting to US$20.69 million, however part of that amount has been off-set by RMB1,000 / head of cattle / year given to the growers as a grant by the Government amounting to over US$4,165 million placed in trust with SJAP holding for and on behalf of the growers that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

Note (16) Current Liabilities:

	2015	Note
Current liabilities
Accounts payable and accruals	9,339,614
Billings in excess of cost and estimated earnings on uncompleted contracts	8,700,706
Due to a director	211,247
Other payables	4,792,579	16	C
Short term bank loan	4,466,040
Negotiable promissory notes	865,968
	28,376,154

Note (16C): Analysis of Other Payables:

As of December 31, 2015, we have other payables totaling $9,589,911, composed of the following:

For the fiscal year ended December 31, 2015, we issued promissory notes amounting to $4,250,000 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two years at interest free term. Promissory notes could be repaid either by cash or in shares of the Company or a combination thereof. If shares settled debt amounts, the respective share conversion rates will be determined by both parties at the time of settlement. During fiscal year 2015 we redeemed $3,150,050 of promissory notes for advances granted by third parties in fiscal year 2013 as well as in early months of 2014 by the issuance of shares leaving a balance of $2,200,000 of promissory notes still due and outstanding as of December 31, 2014.

A grant of $2,279,797 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP proves to be unable to complete the project, it will have to repay the grant to the Government. As of December 31, 2015, as the project is not yet completed, the grant is recorded as other payables.

Also in fiscal year 2015, there were other advances given by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that may or may not have any promissory note or agreement but verbal understandings. These advances amount to $5,110,114 unpaid and outstanding as at December 31, 2015.

Part F. Pro forma on records of historical performances reflecting the Company’s “Free Cash Flow “derivation: (Inclusive of SIAF and subsidiaries in segments containing Non-GAAP derivation)

	2012	2013	2014	2015	Total

Sale of goods	88	209	323	337	957
Consulting income	51	52	81	92	276

Cost of goods sold	51	139	231	261	682
Cost of service	18	21	44	57	140

EBITDA	66	98	119	100	382

Depreciation & amortization	2	3	5	5	14

Net income attributable to SIAF & subsidiaries	57	74	92	65	288

Non - controlling interest	6	20	22	25	72

Net Incomes of the group	63	94	114	91	360

Total Assets	238	357	513	640
	-	-	-	0
Current assets	134	147	282	350

Total liabilities	28	38	72	70
	-	-	-	-1
Current liabilities	23	31	52	28

Capital employed	216	326	461	612	-

Total stockholders equity	210	319	441	570
Internal transaction adjustment	-	-	-	-
Total stockholders equity (adjustment)	210	319	440	570

ROCE	29%	49%	59%	49%

Total Capex	34	71	35	47	187
1. property and equipment	18	22	21	43	104
2. construction in progress	13	41	10	4	68
3. land use right	3	4	4	-	11
4. proprietary technologies	-	4	-	-	4

Ending balance	111	116	230	322
1. cash and cash equivalents	8	1	3	7
2. inventories	17	8	46	63
3. deposits and prepaid expenses	47	51	76	84
4. account receivable	53	82	105	136
5. other receivables	9	5	52	61
6. account payables and accrued expenses	-6	-11	-22	-9
7. short term loan	-3	-4	-4	-4
8. other payables	-14	-16	-26	-15

Total increase of wc	53	5	114	92	264

Total capex and increase of wc	87	76	149	139	451

Free Cash Flow (FCF)	-21	22	-30	-39	-69

Net Debt	-2	-5	-20	-41

E.2 on APWAM (holding company of SJAP).

	2012	2013	2014	2015	Total

Sale of goods	21	62	102	144	329

Cost of goods sold	15	38	68	111	232
					-
					-
EBITDA	7	27	33	34	102
					-
Depreciation & amortization	-	-	1	1.01	2
					-
Net income attributable to SIAF & subsidiaries	3	12	14	15	44
					-
Non - controlling interest	4	15	17	18	54

Net Incomes of the group	7	27	31	33	98

Total Assets	38	88	158	200

Current assets	24	35	83	105

Total liabilities	11	15	28	17

Current liabilities	6	14	16	14

Capital employed	32	74	142	186

Total stockholders equity	27	73	130	183
Internal transaction adjustment	-13	-32	-58	-78
Total stockholders equity (adjustment)	14	41	72	105

ROCE	22%	47%	46%	49%

Total Capex	14	38	20	21	93
1. property and equipment	9	12	6	31	58
2. construction in progress	4	24	14	-10	32
3. land use right	1	-	-		1
4. proprietary technologies	-	2	-		2

Ending balance	18	21	67	91
1. cash and cash equivalents	1	0.38	1	2
2. inventories	10	4	27	34
3. deposits and prepaid expenses	6	13	19	18
4. account receivable	7	16	34	48
5. other receivables	-	2	2	2
6. account payables and accrued expenses	-2	-5	-4	-5
7. short term loan	-3	-4	-4	-4
8. other payables	-1	-5	-8	-5

Total increase of wc	6	3	46	24	79
					-
Total capex and increase of wc	20	41	66	45	172
					-
Free Cash Flow (FCF)	-13	-14	-33	-10	-70

Net Debt	-2	-5	-7	-6

E.3.SIAF’s Corporate Operational division

	2012	2013	2014	2015	Total

Sale of goods	2	22	51	38	113
Consulting income	3	9	5	4	21

Cost of goods sold	1	19	45	33	98
Cost of service	1	3	5	1	10

EBITDA	2	6	6	-0	14

Depreciation & amortization	-	-	0	0.20

Net income attributable to SIAF & subsidiaries	2	6	6	-5	9

Non - controlling interest	-	-	-	-

Net Incomes of the group	2	6	6	-5	9

Total Assets	10	19	43	95

Current assets	9	10	39	76

Total liabilities	7	8	13	39

Current liabilities	9	6	10	1

Capital employed	1	13	33	94

Total stockholders equity	3	11	30	56
Internal transaction adjustment	74	87	82	89
Total stockholders equity (adjustment)	77	98	112	145

ROCE	286%	73%	43%	7%

Total Capex	-	2	1	4	7
1. property and equipment	-	-	-	-
2. construction in progress	-	-	1	4	5
3. land use right	-	-	-	-
4. proprietary technologies	-	2	-	-	2

Ending balance	-	4	29	76
1. cash and cash equivalents			2	-
2. inventories	-	-	-	4
3. deposits and prepaid expenses	5	2	2	27
4. account receivable	2	8	9	9
5. other receivables	2	0	26	35
6. account payables and accrued expenses	-	-1	-3	-
7. short term loan	-	-	-	-
8. other payables	-9	-5	-7	-1

Total increase of wc	-18	4	25	47	58

Total capex and increase of wc	-18	6	26	51	65

Free Cash Flow (FCF)	20	0	-20	-51	-50

Net Debt	-	-	-13	-35

E.4. CA (Fishery Development Division)

	2012	2013	2014	2015	Total
	In rounded figures of $ million
Sale of goods	28	47	54	47	176
Consulting income	37	36	76	88	237

Cost of goods sold	14	33	31	35	113
Cost of service	14	13	39	56	122

EBITDA	35	37	55	43	170

Depreciation & amortization	-	-	-	0.20

Net income attributable to SIAF & subsidiaries	35	37	55	43	170

Non - controlling interest	-	-	-

Net Incomes of the group	35	37	55	43	170

Total Assets	56	81	111	123

Current assets	53	54	79	85

Total liabilities	4	7	20	10

Current liabilities	3	4	20	10

Capital employed	53	77	91	113

Total stockholders equity	52	74	91	113
Internal transaction adjustment	30	45	84	104
Total stockholders equity (adjustment)	82	119	174	217

ROCE	66%	97%	140%	119%

Total Capex	-	3	4	-	7
1. property and equipment	-	-	-	-	-
2. construction in progress	-	3	-	-	3
3. land use right	-	-	4	-	4
4. proprietary technologies	-	-	-	-	-

Ending balance	50	50	59	75
1. cash and cash equivalents	-	-	-	-
2. inventories	-	-	-	-
3. deposits and prepaid expenses	19	16	32	23
4. account receivable	31	36	28	44
5. other receivables	3	2	19	19
6. account payables and accrued expenses	-	-	-11	-1
7. short term loan	-	-	-	-
8. other payables	-3	-4	-9	-9

Total increase of wc	19	-	9	16	44

Total capex and increase of wc	19	3	13	16	51

Free Cash Flow (FCF)	16	34	42	27	119

Net Debt	-	-	-	-

E.5. Tri-way (the holding company of Fish Farm (1))

	2012	2013	2014	2015	Total

Sale of goods	16	25	52	39	132

Cost of goods sold	10	19	41	33	103

EBITDA	5	6	10	6	27

Depreciation & amortization	0	0	1	0.79	2

Net income attributable to SIAF & subsidiaries	4	5	8	3	20

Non - controlling interest	1	1	2	2	6

Net Incomes of the group	5	6	10	5	26

Total Assets	18	21	21	24

Current assets	8	6	-	13

Total liabilities	1	-	-	-

Current liabilities	1	-	-	-

Capital employed	17	21	21	24

Total stockholders equity	17	21	21	24
Internal transaction adjustment	-10	-7	2	4
Total stockholders equity (adjustment)	7	13	23	28

ROCE	29%	53%	97%	87%

Total Capex	6	2	1	2	11
1. property and equipment	6	-	2	2	10
2. construction in progress	-	2	-1		1
3. land use right	-	-	-		-
4. proprietary technologies

Ending balance	7	6	10	13
1. cash and cash equivalents	2	-	-	5
2. inventories	5	2	3	4
3. deposits and prepaid expenses	-	4	4	2
4. account receivable	-	-	-	-
5. other receivables	1	-	3	3
6. account payables and accrued expenses		-	-	-
7. short term loan	-	-	-	-
8. other payables	-1	-	-	-

Total increase of wc	7	-1	4	3	13

Total capex and increase of wc	13	1	5	5	24

Free Cash Flow (FCF)	-8	5	5	1	4

Net Debt	-	-	-

E.6. MEIJI and Cattle Farm (Development and holding company of CF (1))

E.7. MEIJI and JHST plantation division

	2012	2013	2014	2015	Total

Sale of goods	12	23	11	14	60

Cost of goods sold	5	10	4	4	23

EBITDA	6	11	6	9	33

Depreciation & amortization	-	1	1	1.15	3

Net income attributable to SIAF & subsidiaries	5	7	4	6	22

Non - controlling interest	1	3	1	2	7

Net Incomes of the group	6	10	5	8	29

Total Assets	25	37	39	45

Current assets	17	19	24	21

Total liabilities	-	-	1	1

Current liabilities	-	-	1	-

Capital employed	25	37	38	45

Total stockholders equity	25	37	38	44
Internal transaction adjustment	-11	-13	-9	-7
Total stockholders equity (adjustment)	14	24	29	37

ROCE	24%	43%	55%	51%

Total Capex	3	10	1	5.1	19
1. property and equipment	3	6	1	2.5	13
2. construction in progress	-	-	-	2.6	3
3. land use right	-	4	-		4
4. proprietary technologies	-	-	-		-

Ending balance	17	19	23	21
1. cash and cash equivalents	3	-	-	-
2. inventories	1	1	1	1
3. deposits and prepaid expenses	8	9	11	6
4. account receivable	5	9	11	12
5. other receivables	-	-	1	1
6. account payables and accrued expenses	-	-	-	-
7. short term loan	-	-	-	-
8. other payables	-	-	-1	-

Total increase of wc	13	2	4	-2	17

Total capex and increase of wc	16	12	5	3	36

Free Cash Flow (FCF)	-10	-1	1	6	-3

Net Debt

E.8. HSA (the Hunan fertilizer Operation)

	2012	2013	2014	2015	Total

Sale of goods	3	12	20	20	55

Cost of goods sold	2	7	11	12	32

EBITDA	0	4	7	7	18

Depreciation & amortization	1	1	1	1.48	5

Net income attributable to SIAF & subsidiaries	-1	2	5	4	10

Non - controlling interest		1	1	1	3

Net Incomes of the group	-1	3	6	5	13

Total Assets	60	76	99	115

Current assets	15	11	30	32

Total liabilities	5	6	5	4

Current liabilities	4	6	5	4

Capital employed	56	70	94	111

Total stockholders equity	55	70	94	111
Internal transaction adjustment	-56	-69	-87	-99
Total stockholders equity (adjustment)	-1	1	7	12

ROCE	-2%	2%	8%	12%

Total Capex	9	16	8	13	53
1. property and equipment	-	4	12	6	22
2. construction in progress	9	12	-4	7	24
3. land use right	-	-	-		7
4. proprietary technologies	-	-	-		-

Ending balance	11	5	25	29
1. cash and cash equivalents	2	-	-	-
2. inventories	-	-	14	15
3. deposits and prepaid expenses	8	6	5	5
4. account receivable	2	4	10	12
5. other receivables	3	1	1	1
6. account payables and accrued expenses	-4	-5	-4	-4
7. short term loan	-	-	-	-
8. other payables	-	-1	-1	-

Total increase of wc	19	-6	20	4	-3

Total capex and increase of wc	28	10	28	17	50

Free Cash Flow (FCF)	-28	-6	-21	-10	-31

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

The Company appointed US tax professionals to assist in filing income tax returns for the years ended December 31, 2015 in compliance with US Treasury Internal Revenue Code and we filed our 2014 Tax returns with the Internal Revenue Service (“IRS”) in June 2015.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP since they are exempt from EIT for the twelve months ended December 31, 2015, 2014 and 2013 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the twelve months ended December 31, 2015 , 2014 and 2013.

No Macau corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the twelve months ended December 31, 2015, 2014 and 2013.

No Swedish corporate income tax has been provided in the consolidated financial statements, since SAFS did not earn any profits for the twelve months ended December 31, 2015, 2014 and the period from November 12, 2013 (date of registration) to December 31, 2013.

No deferred tax assets and liabilities are payable as of December 31, 2015 and December 31, 2014 since there was no difference between the financial statements carrying amounts, and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of December 31 2015, unrestricted cash and cash equivalents amounted to $7,229,197 (see notes to the consolidated financial statements), and our working capital as of December 31, 2015 was $322,269,624.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Debts	4,466,040				4,466,040
Bonds payable		34,904,739			34,904,739
Long Term Debts	-	1,554,902			1,554,902
Promissory Notes	2,200,000				2,200,000
Debt Loan		4,797,532			4,797,532
Negotiable Promissory notes	865,968				865,968

Cash provided by operating activities amounted to $44,619,333 for the twelve months ended December 31, 2015. This compared with cash provided by operating activities totaled $22,150,719 for the twelve months ended December 31, 2014. The decrease in cash used in operations primarily resulted from the decrease of inventories of $(16,880,714) for the twelve months ended December 31, 2015 from $(37,819,790) for the twelve months ended December 31, 2014.

Cash used in investing activities totaled $(54,148,427) for the twelve months ended December 31, 2015. This compares with cash used in investing activities totaling $(31,514,245) for the twelve months ended December 31, 2014. The increase in cash flows used in investing activities primarily resulted from payment for construction of $(49,532,030) for the twelve months ended December 31, 2015 from $(26,693,530) for the twelve months ended December 31, 2014.

Cash provided by financing activities totaled $8,895,517 for the twelve months December 31, 2015. This compares with cash used in financing activities totaling $9,942,691 for the twelve months ended December 31, 2014. The increase in cash provided by financing activities due to Series F Non-convertible preferred stock redemption of $3,146,063 for the twelve months ended December 31, 2015 from $0 for the twelve months ended December 31, 2014.

CRITICAL ACCOUNTING POLICIES

B BASIS OF PRESENTATION

The audited consolidated financial statements for the twelve months ended December 31, 2015 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. Service revenue is recognized when services have been rendered to a buyer by reference to the stage of completion. License fee income is recognized on the accrual basis in accordance with the underlying agreements.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $32,311, $23,010 and $39,549 for the years ended December 31, 2015, 2014 and 2013 respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $2,795,633, $2,379,831 and $2,365 for the years ended December 31, 2015, 2014 and 2013, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $549,020, 786,261 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the twelve months ended December 31, 2015 or December 31, 2014.

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

INCOME TAXES

The Company accounts for income taxes under the provisions of ASC 740 “Accounting for Income Taxes.” Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

POLITICAL AND BUSINESS RISK

The Company's operations are carried out in the PRC Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2015, 2014 and 2013, the Company determined no impairment losses were necessary.

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

For the years ended December 31, 2015, 2014, and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to, to $3.69, $5.81 and $6.14, respectively. For the years ended December 31, 2015, 2014, and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $3.60, $5.56 and $5.76, respectively.

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

For the fiscal year ended December 31, 2014

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31 2014 and December 31, 2013 were translated at RMB6.12 to $1.00 and RMB6.10 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2014 and December 31 2013 were RMB6.14 to $1.00 and RMB6.19 to $1.00, respectively.

For the fiscal year ended December 31, 2015

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31 2015 and December 31, 2014 were translated at RMB6.49 to $1.00 and RMB6.12 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2015 and December 31 2014 were RMB6.23 to $1.00 and RMB6.14 to $1.00, respectively.

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

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance was effective for us beginning July 1, 2013. Other than requiring additional disclosures, there is no material impact on the Company’s consolidated financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance was effective for us beginning July 1, 2014. There is no material impact on the Company’s consolidated financial statements upon adoption.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists". These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the consolidated financial statements as discontinued operations. ASU 2014-08 also provides guidance on the consolidated financial statement presentations and disclosures of discontinued operations. The new guidance is effective prospectively for the Company to all new disposals of components and new classification as held for sale beginning April 1, 2015. The Company is evaluating the effects, if any, of the adoption of this guidance will have on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on the Company’s consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company adopted this standard as of July 31, 2014.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which simplifies presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 will be effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal control over financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This annual report includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	66	CEO and Chairman of the Board
Daniel Ritchey	47	Acting Chief Financial Officer and Director
Tan Poay Teik	57	Chief Marketing Officer and Director
Chen Bor Hann	51	Secretary and Director
Yap Koi Ming (George)	63	Independent Director
Nils Erik Sandberg	75	Independent Director
Lim Chang Soh (Anthony)	52	Independent Director

Lee Yip Kun Solomon. Mr. Lee has been a Director and our Chief Executive Officer since August 2007. From March 2004 to date he has been Company Managing Director of Capital Award Inc. Since May, 1993, he has been the CEO of Irama Edaran Sdn. Bhd. (Malaysia), a modern fishery developer. There was no formal relationship between Sino Agro Food and Irama Edaran. He received a B.A. Major in Accounting and Economics from Monash University, Australia in July 1972. As a member of the board, Mr. Solomon contributes his knowledge of our company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Daniel Ritchey. Mr. Ritchey has been a Director of the Company since February 1, 2014 and was appointed as our Acting Chief Financial Officer since March 1, 2016 in connection with Mr. Tiusanen’s resignation. The Company cannot predict how long Mr. Ritchey’s tenure will be, but it has launched a search for a permanent replacement for Mr. Tiusanen and is seeking an individual fluent in both English and Mandarin with the ability to spend most of his or her time in and around the People’s Republic of China. While Mr. Ritchey remains a member of the Board, he resigned as a member of the Audit Committee concomitantly with his appointment as the Company’s Acting Chief Financial Officer. Having worked in both the public and private sectors, Mr. Ritchey has deployed his years of experience into developing partnerships and venture capital relationships throughout the agriculture and natural resource industries. Coupled with an undergraduate degree from Muskingum College (1989) and an MBA from Ohio State University (1994), Mr. Ritchey has as President of The Business Advocate, Inc. developed 3 successful partnerships, namely DC Capital LLC; 3-D Ranch LLC; and 3-D Oil and Gas LLC, whose business operations are mainly concentrated in Ohio, and whose commercial property development also extends into the Washington DC area. Mr. Ritchey continues to serve as a lobbyist on both the State and Federal level, with a focus on issues and industries related to natural resources and the environment.

Tan Paoy Teik. Mr. Tan has been a Director and our Chief Marketing Officer since August 2007. Since July, 2005, he has been Company Managing Director of Milux Corporation Bhd. (Malaysia), a manufacturer of home and gas appliances. He received an MBA from South Pacific University in 2005. Mr. Tan is currently the Managing Director of Milux Corporation Bhd; as such, he spends half of his working time with Milux and half with our company. As a member of the board, Mr. Tan contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

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

Nils-Erik Sandberg. Mr. Sandberg has been an Independent Director of the Company since January 1, 2013. He brings international investment experience and skills in corporate governance, investor relations, and corporate finance with local knowledge of NASDAQ OMX Stockholm and Swedish Stock Exchange that will benefit the Company. He was appointed the Chairman of the Compensation Committee of the Company as of February 1, 2013. He is President of the Jordan Fund, a Swedish investment Company network since 1990. Mr. Sandberg also currently holds a position as an adviser for Gustavia Energy and Commodities Fund, formerly known as the Stockpicker JF Commodity Energy Fund, since 2008. Mr. Sandberg was the founder and served as the CEO of Hydrocarbon International HCI AB, a publicly traded Swedish oil Company, from 1986 to 1993. Mr. Sandberg was the founder and served as the CEO of Grauten Oil AB, a publicly traded Swedish oil company, from 1986 to 1993. Mr. Sandberg was a director of International Petroleum Corporation, predecessor of Lundin Oil, later Lundin Petroleum, which trades on both the NASDAQ-OMX and TSX exchanges.

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

Lim Chang Soh (Anthony). Mr. Soh was appointed as an Independent Director of the Company on February 5, 2014. He brings investment experience and skills in corporate governance, corporate finance, new business development and investment strategies with considerable knowledge in agriculture industry that will benefit the Company. Mr. Soh is a practicing lawyer with 20 years standing and a partner in the law firm, Edwin Lim Suren & Soh, in Kuala Lumpur, Malaysia. He served as Deputy Managing Director of Pontian United Plantations Berhad (“Pontian”), a Malaysian plantation company in the business of cultivating oil palm on 39,000 acres of land on a Company basis, and operating an oil mill, from the Year 2009 until October 31, 2013. Prior to his appointment as the Deputy Managing Director, Mr. Soh was appointed Director in Pontian in 2005, and subsequently promoted to the post of Executive Director from 2007. He holds an LL.B (Hons) degree from University of Hull, England. In his professional career, Mr. Soh specializes in mergers and takeovers and corporate re-structuring that are expected to benefit the Company.

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

Board Committees:

Audit Committee

Our Audit Committee currently consists of two directors: Messrs. Yap (chairman) and Sandberg. Mr. Ritchey was a member of the Audit Committee until his appointment as the Company’s Acting Chief Financial Officer effective March 1, 2016. The Board has determined that:

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

Compensation Committee

Our Compensation Committee currently consists of three directors: Messrs. Sandberg (chairman), Yap and Soh. The Board has determined that:

•	all members of the Compensation Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.;

•	all members of the Compensation Committee qualify as “non-employee directors” under Exchange Act Rule 16b-3; and

•	all members of the Compensation Committee qualify as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “ Code “).

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

ITEM 11   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal year ended December 31, 2015.

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Lee Yip Kun Solomon	2015	336,000	0	0	0	0	0	336,000
Chief Executive Officer	2014	336,000	0	0	0	0	0	336,000
Tan Paoy Teik	2015	174,000	0	0	0	0	0	174,000
Chief Marketing Officer	2014	174,000	0	0	0	0	0	174,000
Chen Bor Hann	2015	60,000	0	0	0	0	0	60,000
Secretary	2014	60,000	0	0	0	0	0	60,000

Summary Equity Awards

There has been no equity incentive award made to any of our executive officers as of our fiscal year ended December 31, 2015.

Employment Agreements

Lee Yip Kun Solomon. On December 29, 2014, we renewed the three-year employment agreement effective and continuing as of January 1, 2016 with Lee Yip Kun Solomon, our Chief Executive Officer and President (the “Lee Agreement”). Pursuant to the Lee Agreement, Mr. Lee is entitled to an annual base salary of $336,000 and to receive 33,939 shares of our common stock. Such shares have not been issued to Mr. Lee. Mr. Lee shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Lee Agreement provides for Mr. Lee to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Lee Agreement also includes confidentiality obligations to which Mr. Lee must adhere.

Tan Paoy Teik. On December 29, 2014, we renewed the three-year employment agreement effective and continuing as of January 1, 2016 with Tan Paoy Teik, our Chief Marketing Officer (the “Tan Agreement”). Pursuant to the Tan Agreement, Mr. Tan is entitled to an annual base salary of $174,000 and to receive 17,575 shares of our common stock. Such shares have not been issued to Mr. Tan. Mr. Tan shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Tan Agreement provides for Mr. Tan to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Tan Agreement also includes confidentiality obligations to which Mr. Tan must adhere.

Chen Bor Hann. On December 29, 2014, we renewed the three-year employment agreement effective and continuing as of January 1, 2016 with Chen Bor Hann, our Secretary (the “Hann Agreement”). Pursuant to the Hann Agreement, Mr. Hann is entitled to an annual base salary of $60,000 and to receive 6,060 shares of our common stock. Such shares have not been issued to Mr. Hann. Mr. Hann shal1 also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Hann Agreement provides for Mr. Hann to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Hann Agreement also includes confidentiality obligations to which Mr. Hann must adhere.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 20,133,757 issued and outstanding shares of common stock as of December 31, 2015 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or Company known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Name and address	Shares of Common Stock	Percent of Common Stock	Shares of Series A Preferred Stock	Percent of Series A Preferred Stock	Percent of Capital Stock (1)

Directors and Officers (2):
Lee Yip Kun Solomon	1,969,696	9.78%	75	75%	61.96%
Tan Poay Teik	—	0	20	20%	16%
Chen Bor Hann	—	0	5	5%	4%
George Yap	10,102	*	—	0	*
Nils Erik Sandberg (3)	421,536	2.09%	—	0	*
Daniel Ritchey	146,464	*	—	0	*
Anthony Soh	30,303	*	—	0	*

All Officers and Directors as a Company (7 persons)	2,578,101	12.8%	100	100%	82.56%

5% or Greater Beneficial Owners
Nordnet Pensionsförsäkring AB	2,115,278	10.51%	—	0	2.1%
Forsakringsaktiebolaget Avanza Pension	3,020,429	15%	—	0	3%
City National Rochdale, LLC	1,069,314	5.31%	—	0	1.06%
Incentive AS	1,085,887	5.39%	—	0	1.08%

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

(3)          Includes 86,949 shares of common stock owned of record by Mr. Sandberg’s spouse and 90,858 shares of common stock owned of record by Ängby Sportklubb, a not-for-profit organization of which Mr. Sandberg is the chairman of the board of directors. Mr. Sandberg disclaims any beneficial ownership of the shares of common stock held by Ängby Sportklubb.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2015, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

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

On December 31, 2014, we were indebted to Mr. Lee in the amount of $1,172,059, and on December 31, 2015 we were indebted to Mr. Lee in the amount of $211,247. The amounts are unsecured, interest free and have no fixed term of repayment.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Principal Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants ECOVIS David Yeung Hong Kong with respect to FYE 2015 (“Ecovis”) and Anthony Kam & Associates Limited with respect to FYE 2014 (“AK&A”), for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Ecovis	2015	$180,000
AK&A	2014	$161,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Ecovis	2015	$0
AK&A	2014	$0

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements

See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement - Triway selling equity interest in TianQuan Science. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents: Capital Award, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents: Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents: Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents: Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws. Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

3.16	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

3.17	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 10, 2014 as Exhibit 3.1 thereto.

3.18	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Food Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2012 as Exhibit 3.1 thereto.

4.7	Amended and Restated Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

4.8	Promissory Note dated August 29, 2014. Incorporated herein by reference to the Current Report on Form 8-K filed on September 5, 2014 as Exhibit 4.1 thereto.

4.9	Certificate of Amendment to Certificate of Designation of the Series B Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.2 thereto.

10.1	Patented “Intellectual Property” namely “Zhi Wu Jei Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.1 thereto.

10.2	Sino Foreign Joint Venture Agreement: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.2 thereto.

10.3	Sino Foreign Joint Venture Agreement: Qinghai Sanjiang A Power Agriculture Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.3 thereto.

10.4	Deed of Trust - A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.4 thereto.

10.5	Deed of Trust - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.5 thereto.

10.6	Deed of Trust - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.6 thereto.

10.7	Master License from Infinity Environmental Company, a Belize corporation. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.7 thereto.

10.8	Capital Award Consulting Service Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.8 thereto.

10.9	Tri-Way Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.9 thereto.

10.10.a	Share Sale Agreement of Zhongxingnongmu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.10(a) thereto.

10.10.b	MOU SIAF and Mr. Sun Sales and Purchase of shares Hang Yu Tai. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.10(b) thereto.

10.11	Joint Venture Agreement for Enping City Bi Tao A Power Prawn Culture Development Co., Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.11 thereto.

10.12	AP Technology Consulting Services Agreement between Capital Award and a Company of China Parties. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.12 thereto.

10.13	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.13 thereto.

10.14	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.14 thereto.

10.15	Employment Agreement - Lee. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.15 thereto.

10.16	Employment Agreement - Tan. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.16 thereto.

10.17	Employment Agreement - Chen. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.17 thereto.

10.18	SJVC Enping Cattle and Sheep Farm Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.18 thereto.

10.19	Bait Fish Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.1 thereto.

10.20	Sleepy Cod Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.2 thereto.

10.21	Agreement between Capital Award, Inc. and Liu Gang, et al. Incorporated herein by reference to the Current Report on Form 8-K filed on February 29, 2012 as Exhibit 10.1 thereto.

10.22	Agreement between Macau Eiji Company Limited and Mr. Jin Xuesong. Incorporated herein by reference to the Current Report on Form 8-K filed on March 28, 2012 as Exhibit 10.1 thereto.

10.23	Addendum to Consulting and Services Agreement. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.1 thereto.

10.24	SJVC Agreement between MEIJI and Mr. He Yue Xiong. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.2 thereto.

10.25	Consulting and Services Agreement MEIJI and Mr. He Yue Xiong, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.3 thereto.

10.26	Agreement to Purchase Young Beef between MEIJI and Yang Zi Shao Town Cattle Farm. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.4 thereto.

10.27	WSPS SJVC between the Company and Zhou Jianfeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.5 thereto.

10.28	WSPS Consulting and Services Agreement between Capital Award and Zhou Jianfeng, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.6 thereto.

10.29	Memorandum of Understanding between the Company and Wu Xiaofeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.7 thereto.

10.30	Jiangmen Hang Meiji Cattle Farm Co. Ltd. Statutory Documents. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.8 thereto.

10.31	Consulting and Service Agreement (Wholesale 2) between the Company and Guangzhou YiLi Na Wei Trading Co. Ltd. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.9 thereto.

10.32	JFD Lease agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.32 thereto.

10.33	JHMC Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.33 thereto.

10.34	JHST Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.34 thereto.

10.35	Sino Agro Food, Inc. Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.35 thereto.

10.36	Capital Award Consulting Service Agreement related to Fish Farm 2. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.36 thereto.

10.37	WXC Consulting Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.37 thereto.

10.38	Consulting and Service Agreement between MEIJI and Wei Da Xing, et al. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.38 thereto.

10.39	License Agreement between Capital Award Inc. and Glory Ocean Development Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on March 5, 2014 as Exhibit 10.1 thereto.

10.40	SJVC Agreement between a group of investors in Zhongshan City, Guangdong Province, PRC and Glory Ocean Development Ltd. Incorporated herein by reference to the Annual Report on Form 10-K filed on April 11, 2014 as Exhibit 10.40 thereto.

14	Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013 as Exhibit 14 thereto.

21	List of subsidiaries. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 21 thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

March 30, 2016	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

March 30, 2016	By:	/s/ DAN RITCHEY
Dan Ritchey Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2016	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

March 30, 2016	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

March 30, 2016	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary

March 30, 2016	By:	/s/ YAP KOI MING
Yap Koi Ming Director

March 30, 2016	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

March 30, 2016	By:	/s/ DAN RITCHEY
Dan Ritchey Director

March 30, 2016	By:	/s/ SOH LIM CHANG
Soh Lim Chang, Director

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

14/F., San Toi Building, 137-139 Connaught Road Central, Hong Kong.

Tel : (852) 2581 7500

Fax : (852) 2581 7588

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying consolidated balance sheets of Sino Agro Food, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Agro Food, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sino Agro Food, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2016 expressed an unqualified opinion thereon.

s/ECOVIS ECOVIS David Yeung Hong Kong
ECOVIS David Yeung Hong Kong

Hong Kong
March 30, 2016

14/F., San Toi Building, 137-139 Connaught Road Central, Hong Kong.

Tel : (852) 2581 7500

Fax : (852) 2581 7588

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited Sino Agro Food, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sino Agro Food, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sino Agro Food, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Sino Agro Food, Inc. and our report dated March 28, 2016 expressed an unqualified opinion thereon.

s/ECOVIS ECOVIS David Yeung Hong Kong
ECOVIS David Yeung Hong Kong

Hong Kong
March 30, 2016

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		2015	2014
	Note

ASSETS
Current assets
Cash and cash equivalents	6	$7,229,197	$3,031,447
Inventories	7	62,848,707	45,967,993
Costs and estimated earnings in excess of billings on uncompleted contracts	19	1,306,885	-
Deposits and prepayments	8	83,811,929	75,951,591
Accounts receivable, net of allowance for doubtful accounts	9	135,674,418	104,503,071
Other receivables	10	59,780,587	52,305,260
Total current assets		350,651,723	281,759,362
Plant and equipment
Plant and equipment, net of accumulated depreciation	11	104,259,079	64,352,975
Construction in progress	12	72,788,769	69,120,277
Land use rights, net of accumulated amortization	13	58,485,675	63,322,202
Total plant and equipment		235,533,523	196,795,454
Other assets
Goodwill	14	724,940	724,940
Proprietary technologies, net of accumulated amortization	15	10,784,358	11,480,298
Long term investment	16	769,941	817,127
Temporary deposits paid to entities for investments in Sino joint venture companies	17	41,109,708	41,109,708
Total other assets		53,388,947	54,132,073

Total assets		$639,574,193	$532,686,889

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$9,345,559	$22,138,835
Billings in excess of costs and estimated earnings on uncompleted contracts	19	8,700,706	8,060,580
Due to a director		211,247	1,172,059
Series F Non-convertible preferred stock redemption payable	20	-	3,146,063
Other payables	21	4,792,579	11,695,982
Borrowings - Short term bank loan	22	4,466,040	4,410,727
Bonds payable	23	-	1,725,000
Negotiable promissory notes	24	865,968	-
		28,382,099	52,349,246

Non-current liabilities
Other payables	21	4,797,332	-
Borrowings - Long term debts	22	1,554,902	2,306,057
Convertible note payables	25	34,904,739	15,803,928
		41,256,973	18,109,985

Commitments and contingencies		-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 and 7,000,100 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	26	$-	$-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 and 7,000,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	26	-	7,000
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	26	-	-
Common stock: $0.001 par value (22,727,273 shares authorized, 20,133,757 and 17,162,716 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	26	20,134	17,162
Additional paid - in capital		142,882,173	121,158,996
Retained earnings		339,616,638	273,261,108
Accumulated other comprehensive income		1,427,638	6,452,816
Treasury stock	26	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		482,696,583	399,647,082
Non - controlling interest		87,238,538	62,580,576
Total stockholders' equity		569,935,121	462,227,658
Total liabilities and stockholders' equity		$639,574,193	$532,686,889

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Note	2015	2014	2013
Revenue
- Sale of goods		$336,786,554	$322,654,081	$208,614,041
- Consulting and service income from development contracts		90,374,144	80,112,541	51,179,311
- Commission income		1,892,786	1,567,751	1,632,461
		429,053,484	404,334,373	261,425,813
Cost of goods sold		(260,843,884)	(230,753,652)	(139,346,055)
Cost of services		(57,046,350)	(44,241,900)	(20,548,608)
Gross profit		111,163,250	129,338,821	101,531,150

General and administrative expenses		(18,640,717)	(15,616,278)	(8,859,777)
Net income from operations		92,522,533	113,722,543	92,671,373

Other income (expenses)
Government grant		2,891,482	537,787	613,678
Other income		483,299	443,575	230,840
Gain of extinguishment of debts	4	132,000	270,586	1,318,947

Interest expense		(4,270,322)	(761,299)	(393,592)

Net income (expenses)		(763,541)	490,649	1,769,873

Net income before income taxes		91,758,992	114,213,192	94,441,246

Provision for income taxes	5	-	-	-

Net income		91,758,992	114,213,192	94,441,246
Less: Net (income) loss attributable to non - controlling interest		(25,403,462)	(22,148,582)	(20,234,717)
Net income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries		66,355,530	92,064,610	74,206,529
Other comprehensive (loss) income - Foreign currency translation (loss) income		(6,540,619)	291,215	3,208,876
Comprehensive income		59,814,911	92,355,825	77,415,405
Less: other comprehensive loss (income) attributable to non - controlling interest		1,515,441	(98,531)	(817,019)
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries		$61,330,352	$92,257,294	$76,598,386

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	31	$3.69	$5.81	$6.14
Diluted	31	$3.60	$5.56	$5.76
Weighted average number of shares outstanding:
Basic	31	17,988,619	15,847,496	12,093,973
Diluted	31	18,576,241	16,554,566	12,872,442

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Series B Convertible		Series F Non Convertible
	Common stock		Series A Preferred stock		Preferred stock		Preferred stock
	Par value $0.001		Par value $0.001		Par value $0.001		Par value $0.001
	Number	Nominal	Number	Nominal	Number	Nominal	Number	Nominal
	of shares	Amount	of shares	Amount	of shares	Amount	of shares	Amount
		$		$		$		$
Balance as of January 1, 2013	10,101,500	10,102	100	-	10,000,000	10,000	-	-
Series B convertible preferred stock cancelled	-	-	-	-	(3,000,000)	(3,000)	-	-
Issue of common stock
- For settlement of debts	3,767,675	3,767	-	-	-	-	-	-
- Employees' compensation	30,021	30	-	-	-	-	-	-
Amortize discount - Convertible notes	-	-	-	-	-	-	-	-
Net income for the year	-	-		-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2013	13,899,196	13,899	100	-	7,000,000	7,000	-	-
Issue of common stock
- For settlement of debts	2,734,625	2,733	-	-	-	-	-	-
- Employees' compensation	530,576	531	-	-	-	-	-	-
Cancellation piecemeal adjustments	(1,681)	(1)
Amortize discount - Convertible notes
Net income for the year	-	-	-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2014	17,162,716	17,162	100	-	7,000,000	7,000	-	-
Issue of common stock
- For settlement of debts	100,000	100	-	-	-	-	-	-
- Employees' compensation	47,787	48	-	-	-	-	-	-
- Series B convertible preferred stock converted	707,070	707	-	-	(7,000,000)	(7,000)	-	-
- As security for finance raised	1,888,304	1,889
Reverse split shares adjustments	227,880	228	-	-	-	-	-	-
Amortize discount - Convertible notes	-		-	-	-	-	-	-
Net income for the year	-	-	-	-	-	-	-	-
Capital contribution from non-controlling interest	-	-	-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2015	20,133,757	20,134	100	-	-	-	-	-

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

					Accumulated
	Treasury stock		Additional		other	Non -
	Number	Nominal	paid - in	Retained	comprehensive	controlling
	of shares	Amount	capital	earnings	income	interest	Total
		$	$	$	$	$	$
Balance as of January 1, 2013	(101,010)	(1,250,000)	88,181,594	106,989,969	3,868,274	19,281,727	217,091,666
Series B convertible preferred stock cancelled	-	-	-	-	-	-	(3,000)
Issue of common stock
- For settlement of debts	-	-	16,707,919	-	-	-	16,711,686
- Employees' compensation	-	-	133,714	-	-	-	133,744
Amortize discount - Convertible notes	-	-	14,152	-	-	-	14,152
Net income for the year	-	-	-	74,206,529	-	20,234,717	94,441,246
Foreign currency translation difference	-	-	-	-	2,391,857	817,019	3,208,876
Balance as of December 31, 2013	(101,010)	(1,250,000)	105,037,379	181,196,498	6,260,131	40,333,463	331,598,370
Issue of common stock
- For settlement of debts	-	-	12,733,054	-	-	-	12,735,787
- Employees' compensation	-	-	3,318,913	-	-	-	3,319,444
Cancellation piecemeal adjustments	-	-	(15,950)		-	-	(15,951)
Amortize discount - Convertible notes	-	-	85,600		-	-	85,600
Net income for the year	-	-		92,064,610	-	22,148,582	114,213,192
Foreign currency translation difference	-	-	-	-	192,685	98,531	291,216
Balance as of December 31, 2014	(101,010)	(1,250,000)	121,158,996	273,261,108	6,452,816	62,580,576	462,227,658
Issue of common stock
- For settlement of debts	-	-	867,900	-	-	-	868,000
- Employees' compensation	-	-	726,315	-	-	-	726,363
- Series B convertible preferred stock converted	-	-	6,293	-	-	-	-
- As security for finance raised	-	-	17,275,876	-	-	-	17,277,765
Reverse split shares adjustments	-	-	2,766,414	-	-	-	2,766,642
Amortize discount - Convertible notes	-	-	80,379	-	-	-	80,379
Capital contribution from non-controlling interest	-	-	-	-	-	769,941	769,941
Net income for the year	-	-	-	66,355,530	-	25,403,462	91,758,992
Foreign currency translation difference	-	-	-	-	(5,025,178)	(1,515,441)	(6,540,619)
Balance as of December 31, 2015	(101,010)	(1,250,000)	142,882,173	339,616,638	1,427,638	87,238,538	569,935,121

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014	2013

Cash flows from operating activities
Net income for the year	$91,758,992	$114,213,192	$94,441,246
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	2,866,527	2,457,131	1,496,551
Amortization	1,950,824	2,210,257	2,006,146
Loss on disposal of property, plant and equipment	-	-	136
Gain on extinguishment of debts	(132,000)	(270,586)	(1,318,947)
Common stock issued for services	363,181	659,686	405,236
Other amortized cost	5,451,612	906,682	57,278
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(16,880,714)	(37,819,790)	8,966,552
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts	(1,306,885)	663,296	356,872
(Increase) decrease in deposits and prepaid expenses	4,651,244	(23,320,658)	(22,827,646)
Increase (decrease) in due to a director	3,005,115	3,488,291	(1,555,036)
Increase (decrease) in accounts payable and accrued expenses	(12,793,276)	11,083,641	5,292,551
Increase (decrease) in other payables	3,691,261	13,933,571	22,144,941
(Increase) decrease in accounts receivable	(31,171,347)	(22,445,129)	(29,069,592)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	640,126	4,913,624	1,673,584
(Increase) decrease in other receivables	(7,475,327)	(48,522,489)	2,171,477
Net cash provided by operating activities	44,619,333	22,150,719	84,241,349
Cash flows from investing activities
Purchases of property and equipment	(4,616,397)	(4,003,588)	(7,002,878)
Payment for construction in progress	(49,532,030)	(26,693,530)	(51,226,616)
Payment for investment in Sino Joint Venture Companies	-	-	(35,078,923)
Long term investments	-	(817,127)	-
Net cash used in investing activities	(54,148,427)	(31,514,245)	(93,308,417)
Cash flows from financing activities
Directors reimbursement for cash originally deposited in due to a director
- Net proceeds from convertible bonds payable	12,867,550	-	-
- Issue of negotiable instrument notes	3,854,550	-	-
- Negotiable instrument notes repaid	(3,040,000)	-	-
- Bond payable (repaid)/raised	(1,725,000)		940,000
Net proceeds from bonds payable	-	7,522,450	-
Capital contribution from non-controlling interest	769,941	-	-
Proceeds from short term debts	3,849,707	4,100,377	4,100,377
Proceeds from long term debts	-	2,436,193	-
Long term debts repaid	(449,533)	-	-
Short term bank loan repaid	(4,085,635)	(4,100,377)	(3,181,927)
Payment for cancellation of piecemeal shares	-	(15,951)	-
Series F Non-convertible preferred stock redemption	(3,146,063)	-	-
Dividends paid	-	-	(951,308)
Net cash provided by financing activities	8,895,517	9,942,692	907,142
Effects on exchange rate changes on cash	4,831,327	1,125,007	1,062,935
Increase (decrease) in cash and cash equivalents	4,197,750	1,704,173	(7,096,991)
Cash and cash equivalents, beginning of year	3,031,447	1,327,274	8,424,265
Cash and cash equivalents, end of year	$7,229,197	$3,031,447	$1,327,274

Supplementary disclosures of cash flow information:
Cash paid for interest	$1,068,710	$761,299	$393,592
Cash paid for income taxes	$-	$-	$-
Non - cash transactions
Common stock issued for settlement of debts	$868,000	$12,735,789	$16,711,685
Series B convertible preferred stock cancelled	$-	$-	$(3,000)
Common stock issued for services and compensation	$726,315	$3,319,444	$133,744
Transfer to land use rights from deposits and prepaid expenses	$-	$14,393,942	$20,726,266
Transfer construction in progress to property and equipment	$41,925,482	$4,453,665	$4,404,179
Transfer deposits and prepaid expenses to property and equipment	$46,194	$217,264	$308,299
Transfer to construction in progress from deposits and prepaid expenses	$-	$-	$4,141,872
Transfer to proprietary technologies from deposits and prepaid expenses	$-	$-	$4,390,043
Proceeds from convertible bond payable paid to director and applied to operating activities	$-	$4,110,000	$-
Common stock issue to secure debts loans and trade finance facilities	$17,277,765	$-	$-
Reverse split adjustments	$2,766,642	$-	$-
Series B convertible preferred stock converted into common stock	$7,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ ECF ”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“ JHMC ”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to December 31, 2015, MEIJI further invested $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“ HSA ”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of December 31, 2015, MEIJI and SJAP total investment in HSA were $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“ SAFS ”). As of December 31, 2015, the Company invested $77,664 in SAFS.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“ QZH ”), with SJAP would owning 100% equity interest. On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“ QQI ”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 85% and QQI owned a 14% equity interest. As of December 31, 2015, the SJAP’s total investment in QZH was $4,645,487. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoy interest 6% annually on its capital contribution and did not enjoy profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% (2014: 100%) on profit or loss after deduction 6% interest to QQI and enjoyed 100% (2014: 100%) voting rights of QZH’s board and stockholders meetings.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (2014: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (2014: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (2014: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (2014: 100%) directly	Dormant

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	100% (2014: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (2014: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (2014: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (2014: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C.	75% (2014: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (2014: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (2014: 76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	45% (2014: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	*86% (2014:100%) indirectly	Cattle slaughter

* This represents stockholding percentage of total equity.

In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% (2014: 100%) on profit or loss after deduction 6% interest to QQI and enjoyed 100% (2014: 100%) voting rights of QZH’s board and stockholders meetings.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $32,311, $23,010 and $39,549 for the years ended December 31, 2015, 2014 and 2013, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $2,795,633, $2,379,831 and $2,365 for the years ended December 31, 2015, 2014 and 2013, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $549,020, $786,261 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $1,427,638 as of December 31, 2015 and $6,452,816 as of December 31, 2014. The balance sheet amounts with the exception of equity as of December 31, 2015 and December 31, 2014 were translated using an exchange rate of RMB 6.49 to $1.00 and RMB 6.12 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2015, 2014 and 2013 were RMB 6.23 to $1.00, RMB 6.14 to $1.00 and RMB 6.19 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months for sale of goods and commission income and six months for consulting and service income from development contracts. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2015 and 2014 are $0.

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

On October 29, 2014, the Company invested in Huangyuan County Rural Credit Union (“RCU”), Huangyuan County , Xining City, Qinghai Province, the P.R.C. RCU is engaged in the financing and crediting business to agricultural projects for local farmers. The Company has a 5% equity stake in RCU. The Company has no representative on the board of directors to oversee corporate operations. The Company accounts for its long term investment at cost.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of December 31, 2015 and 2014 amounted to $7,022,695 and $2,814,677, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the year indicated:

	2015	2014	2013
Customer A	15.25%	14.24%	-%
Customer B	12.41%	25.73%	18.09%
Customer C	11.09%	6.65%	8.49%
Customer D	9.60%	15.94%	9.24%
Customer E	8.87%	6.58%	-%
Customer F	-%	-%	15.02%
Customer G	-%	-%	9.14%
Customer H	57.22%	69.14%	59.98%

		Percentage of revenue	Amount
Customer A	Fishery Development Division	15.25%	$65,446,497
Customer B	Fishery Development and Corporate and Others Divisions	12.41%	$53,263,768
Customer C	Cattle Farm Development and HU Plantation Division	11.09%	$47,597,310

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	2015	2014
Customer A	13.71%	10.23%
Customer B	11.31%	9.68%
Customer C	10.12%	13.51%
Customer D	9.31%	21.21%
Customer E	8.45%	-%
Customer F	-%	7.12%
	52.90%	61.75%

As of December 31, 2015, amounts due from customers A, B and C are $18,596,496, $15,343,718 and $13,727,905, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2015 and December 31, 2014, the Company determined no impairment losses were necessary.

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

For the years ended December 31, 2015, 2014, and 2013, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $3.69, $5.81 and $6.14 respectively. For the years ended December 31, 2015, 2014 and 2013, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $3.60, $5.56 and $5.76, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of December 31, 2015 or December 31, 2014, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended December 31, 2015, 2014 or 2013.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that the updated standard will have on the Company’s consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. The adoption of ASU 2014-10 did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which simplifies presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 will be effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

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

2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$173,884,972	$13,674,894	$164,565,027	$35,272,834	$41,655,757	$429,053,484

Net income (loss)	$46,820,827	$5,198,917	$16,669,323	$2,752,147	$(5,085,684)	$66,355,530

Total assets	$152,429,084	$54,867,488	$297,805,297	$48,258,274	$86,214,050	$639,574,193

2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$188,334,643	$11,086,276	$116,233,062	$32,891,161	$55,789,231	$404,334,373

Net income (loss)	$53,141,522	$3,852,659	$27,929,319	$2,916,940	$4,224,170	$92,064,610

Total assets	$138,549,425	$53,220,509	$244,014,073	$47,753,495	$49,149,387	$532,686,889

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

	2013
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm
	Development	Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$109,059,105	$22,814,476	$73,718,075	$24,792,014	$31,042,143	$261,425,813

Net income (loss)	$40,267,690	8,894,028	$14,302,266	$4,717,736	$6,024,809	$74,206,529

Total assets	$96,033,450	$49,831,925	$156,141,447	$46,428,738	$19,079,371	$367,514,931

Note

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$85,404,016	$-	$-	$-	$-	$85,404,016

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	13,674,894	-	-	-	$13,674,894

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	19,967,383	-	-	19,967,383

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	86,973,719	-	-	86,973,719

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	57,623,925	-	-	57,623,925

Macau Eiji Company Limited (“MEIJI”)	-	-	-	35,272,834	-	35,272,834

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	37,869,783	37,869,783

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	86,588,170	-	-	-	-	86,588,170

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,785,974	3,785,974

Commission and management fee
Capital Award, Inc. (“CA”)	1,892,786	-	-	-	-	1,892,786

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-
	$173,884,972	$13,674,894	$164,565,027	$35,272,834	$41,655,757	$429,053,484

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$105,775,887	$-	$-	$-	$-	$105,775,887

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	11,086,275	-	-	-	$11,086,275

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	20,005,179	-	-	20,005,179

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	88,827,545	-	-	88,827,545

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	13,208,787	-	-	13,208,787

Macau Eiji Company Limited (“MEIJI”)	-	-	-	32,891,161	-	32,891,161

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	50,859,247	50,859,247

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	75,182,557	-	-	-	-	75,182,557

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	4,929,984	4,929,984

Commission and management fee
Capital Award, Inc. (“CA”)	1,567,751	-	-	-	-	1,567,751

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-
	$182,526,195	$11,086,275	$122,041,511	$32,891,161	$55,789,231	$404,334,373

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$72,362,980	$-	$-	$-	$-	$72,362,980

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	22,814,476	-	-	-	$22,814,476

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	11,490,395	-	-	11,490,395

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	62,227,680	-	-	62,227,680

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	17,671,418	-	17,671,418

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	22,047,092	22,047,092

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	35,259,211	-	-	-	-	35,259,211

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,120,596	-	7,120,596

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	8,799,503	8,799,503

Commission and management fee
Capital Award, Inc. (“CA”)	1,436,914	-	-	-	-	1,436,914

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	195,548	195,548
	$109,059,105	$22,814,476	$73,718,075	$24,792,014	$31,042,143	$261,425,813

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$67,152,999	$-	$-	$-	$-	$67,152,999
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	4,382,965	-	-	-	4,382,965
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	11,510,644	-	-	11,510,644
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	68,719,888	-	-	68,719,888
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	42,548,711	-	-	42,548,711
Macau Eiji Company Limited (“MEIJI”)	-	-	-	33,403,353	-	33,403,353
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	33,125,324	33,125,324
	$67,152,999	$4,382,965	$122,779,243	$33,403,353	$33,125,324	$260,843,884

COST OF SERVICES

	2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$55,641,537	$-	$-	$-	$-	$55,641,537

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,404,813	1,404,813
	$55,641,537	$-	$-	$-	$1,404,813	$57,046,350

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$76,925,056	$-	$-	$-	$-	$76,925,056
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,334,857	-	-	-	3,334,857
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	11,261,482	-	-	11,261,482
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	61,871,146	-	-	61,871,146
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	9,353,132	-	-	9,353,132
Macau Eiji Company Limited (“MEIJI”)	-	-	-	31,151,084	-	31,151,084
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	36,856,895	36,856,895
	$76,925,056	$3,334,857	$82,485,760	$31,151,084	$36,856,895	$230,753,652

COST OF SERVICES

	2014
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$39,387,359	$-	$-	$-	$-	$39,387,359

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	4,854,541	4,854,541
	$39,387,359	$-	$-	$-	$4,854,541	$44,241,900

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$51,470,476	$-	$-	$-	$-	$51,470,476
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	10,101,512	-	-	-	10,101,512
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	7,040,470	-	-	7,040,470
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	38,411,418	-	-	38,411,418
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-
Macau Eiji Company Limited (“MEIJI”)	-	-	-	13,161,262	-	13,161,262
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	19,160,917	19,160,917
	$51,470,476	$10,101,512	$45,451,888	$13,161,262	$19,160,917	$139,346,055

COST OF SERVICES

	2013
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$13,197,048	$-	$-	$-	$-	$13,197,048

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,733,262	-	4,733,262
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	2,618,298	2,618,298
	$13,195,048	$-	$-	$4,733,262	$2,618,298	$20,548,608

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $132,000, $270,586 and $1,318,947 has been credited to consolidated statements of income as other comprehensive income for the years ended December 31, 2015, 2014 and 2013, respectively.

	2015	2014	2013

Total amounts of debts to be settled	$1,000,000	$13,006,375	$18,030,632
Less: Aggregate market fair value of 100,000 (2014: 2,734,626) (2013: 3,767,675) shares of common stock in exchange of the above debts for debts extinguishment	(868,000)	(12,735,789)	(16,711,685)

Gain on extinguishment of debts	$132,000	$270,586	$1,318,947

5.	INCOME TAXES

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

The Company appointed US tax professionals to assist in filing income tax returns for the years ended December 31, 2015, 2014 and 2013 in compliance with US Treasury Internal Revenue Code and we had already filed our 2014 and 2013 Tax returns with the Internal Revenue Service (“ IRS”) of USA Government.

As of December 31, 2015, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, SJAP and QZH since they are exempt from EIT for the years ended December 31, 2015, 2014 and 2013 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the years ended December 31, 2015, 2014 and 2013.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the years ended December 31, 2015, 2014 and 2013.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS did not earn any profits for the years ended December 31, 2015, 2014 and the period from November 12, 2013 (date of registration) to December 31, 2013.

No deferred tax assets and liabilities are of December 31, 2015 and 2014 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	2015	2014	2013

SIAF	$-	$-	$-
SAFS	-	-	-
TRW	-	-	-
MEIJI and APWAM	-	-	-
JHST, JFD, JHMC, SJAP, QZH and HSA	-	-	-
	$-	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2015, 2014 and 2013. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CASH AND CASH EQUIVALENTS

	2015	2014

Cash and bank balances	$7,229,197	$3,031,447

7.	INVENTORIES

As of December 31, 2015, inventories are as follows:

	2015	2014

Sleepy cods, prawns, eels and marble goby	$4,053,458	$3,051,606
Beef and mutton	14,593,458	2,908,886
Bread grass	1,207,260	2,336,308
Beef cattle	5,026,404	8,362,763
Organic fertilizer	10,815,983	7,292,389
Forage for cattle and consumable	10,328,365	6,547,333
Raw materials for bread grass and organic fertilizer	15,440,348	14,223,407
Immature seeds	1,383,431	1,245,301
	$62,848,707	$45,967,993

8.	DEPOSITS AND PREPAYMENTS

	2015	2014

Deposits for
- purchases of equipment	$4,963,245	$4,668,784
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	19,948,867	14,221,199
- aquaculture contracts	4,340,741	20,467,603
- building materials	-	877,598
- consulting service providers and others	9,197,796	5,188,473
- construction in progress	20,243,172	20,467,357
- issue of shares as collateral	11,281,100	-
Prepayments - debts discounts and others	9,919,126	3,827,401
Shares issued for employee compensation and overseas professional and bond interest	544,772	2,860,066
	$83,811,929	$75,951,591

9.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of December 31, 2015 and 2014. Bad debts written off for the years ended December 31, 2015, 2014 and 2013 are $0.

Aging analysis of accounts receivable is as follows:

	2015	2014

0 - 30 days	$49,190,282	$21,663,061
31 - 90 days	29,280,990	38,324,554
91 - 120 days	19,838,792	21,138,383
over 120 days and less than 1 year	37,364,354	23,377,073
over 1 year	-	-
	$135,674,418	$104,503,071

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	OTHER RECEIVABLES

	2015	2014

Advanced to employees	$169,369	$476,630
Advanced to suppliers	8,052,235	9,910,682
Advanced to customers	20,696,433	13,917,948
Advanced to developers	28,000,000	28,000,000
Advanced to convertible bond holder	2,862,550	-
	$59,780,587	$52,305,260

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered friendly loan agreements with suppliers, customers and developers to assist them to procure project loans.

11.	PLANT AND EQUIPMENT

	2015	2014

Plant and machinery	$5,889,915	$5,507,571
Structure and leasehold improvements	90,612,871	51,650,906
Mature seeds and herbage cultivation	14,122,937	10,794,289
Furniture and equipment	704,153	629,055
Motor vehicles	790,434	765,858
	112,120,310	69,347,679

Less: Accumulated depreciation	(7,861,231)	(4,994,704)
Net carrying amount	$104,259,079	$64,352,975

Depreciation expenses were $2,866,527, $2,457,131 and $1,496,551 for the years ended December 31, 2015, 2014 and 2013, respectively.

12.	CONSTRUCTION IN PROGRESS

	2015	2014

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$26,158,968	$20,205,123
- Oven room, road for production of dried flowers	3,079,766	539,304
- Organic fertilizer and bread grass production plant and office building	11,746,949	12,325,685
- Rangeland for beef cattle and office building	26,463,249	35,074,556
- Fish pond	5,339,837	975,609
	$72,788,769	$69,120,277

13.	LAND USE RIGHTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	LAND USE RIGHTS (CONTINUED)

	2015	2014

Cost	$65,961,071	$69,428,143
Less: Accumulated amortization	(7,475,396)	(6,105,941)
Net carrying amount	$58,485,675	$63,322,202

	Expiry date	Description	Amount

Balance @1.1.2014			$65,192,615
Additions
2014	2044	Zhongshan City, Guangdong Province, the P.R.C.	4,453,665
Exchange difference			(218,137)
Balance @12.31.2014			69,428,143
Exchange difference			(3,467,072)
Balance @12.31.2015			$65,961,071

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights were $1,369,455, $1,619,155 and $1,589,082 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	2015	2014

Cost	$13,771,527	$13,886,098
Less: Accumulated amortization	(2,987,169)	(2,405,800)
Net carrying amount	$10,784,358	$11,480,298

Amortization of proprietary technologies was $581,369, $591,102 and $417,064 for the years ended December 31, 2015, 2014 and 2013, respectively. No impairments of proprietary technologies have been identified for the years ended December 31, 2015, 2014 and 2013.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	LONG TERM INVESTMENT

	2015	2014

Investment in Huangyuan County Rural Credit Union	$769,941	$817,127
Less: Accumulated impairment losses	-	-
	$769,941	$817,127

17.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		2015	2014

A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center	*	1,032,914	1,032,914
B	Fish Farm 2 GaoQiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of December 31, 2015, the percentages of equity stakes of A (trade and seafood centers), B ( fish farm 2 GaoQiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are 31%, 23%, 56%, 29% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

18.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“ SJAP ”), which was incorporated in the P.R.C. As of December 31, 2015, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2015, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

The reasons for the SJAP qualified as a VIE are as follows:

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2015, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

The reasons for the QZH qualified as a VIE are as follows:

•	Originally, SJAP was sole stockholder of QZH, owned 100% equity interest in QZH and controlled directorship of QZH.

•

On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“ QQI ”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 86% and QQI owned 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% (2014: 100%) on profit or loss after deduction 6% interest to QQI and enjoyed 100% (2014: 100%) voting rights of QZH’s board and stockholders meetings. As of December 31, 2015, the SJAP’s total investment in QZH was $4,645,487.

•	Consequently, the Company still indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s controlled QZH’s chief financial officer appointment. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	2015	2014

Costs	$6,487,032	$-
Estimated earnings	10,995,534	-
Less: Billings	(16,175,681)	-
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,306,885	$-

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	2015	2014

Billings	$146,830,043	$102,199,674
Less: Costs	(85,092,860)	(46,648,989)
Estimated earnings	(53,036,477)	(47,490,105)
Billing in excess of costs and estimated earnings on uncompleted contracts	$8,700,706	$8,060,580

(iii)	Overall

	2015	2014

Billings	$163,005,724	$102,199,674
Less: Costs	(91,579,892)	(46,648,989)
Estimated earnings	(64,032,011)	(47,490,105)
Billing in excess of costs and estimated earnings on uncompleted contracts	$7,393,821	$8,060,580

20.	SERIES F SHARES MANDATORY REDEMPTION PAYABLE

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

21.	OTHER PAYABLES

	2015	2014

Due to third parties	$312,782	$8,176,469
Due to debts loan	4,797,332	-
Promissory notes issued to third parties	2,200,000	1,100,000
Due to local government	2,279,797	2,419,513
	$9,589,911	$11,695,982

Less: Amount classified as non-current liabilities
Due to debts loan	(4,797,332)	-
Amount classified as current liabilities	$4,792,579	$11,695,982

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

Short term bank loans

Name of lender	Interest rate	Term	2015		2014
Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	$616,333	^*	$325,092	^*
Huangyuan County Branch, Xining City, Qinghai Province, the P.R.C.
Agricultural Development Bank of China	6.18%	October 21, 2014 - October 20, 2015	-	^*	4,085,635	^*
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
Agricultural Development Bank of China	4.785%	October 28, 2015 - October 27, 2016	3,849,707	^*	-
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
			$4,466,040		$4,410,727

Long term debts

Name of lender	Interest rate	Term	2015		2014

GanGuo Village Committee	12.22%	June 2012 - June 2017	$169,387		$179,768
Bo Huang Town
Huangyuan County,
Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	2,001,848	^*#	2,451,381	^*#
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
Less: The current portion reclassified as short term debts			(616,333)		(325,092)
			$1,554,902		$2,306,057

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $471,048 (2014: $499,856).
#	repayable $616,333, $616,333 and $769,182 in 2015, 2016, 2017 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	BONDS PAYABLE

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

Terms of the bonds are as follows:

Issue size:	$16,800,000
Number of units offered:	840 units
Number of units issued:	69 units
Principal value per unit:	$25,000 per unit
Net payable value /bond:	$20,000 per unit
Discounted value/bond:	$5,000 paid to bond holder
Maturity date:	2 years (September 30, 2015)
Participating interest:	5% per annum
Effective yield:	11.80% per annum

	2015	2014

Bonds payable	$-	$1,725,000

The Company calculated professional service compensation of $400,000 in respect of bond issue, and recognized $200,000 for the year ended December 31, 2014. As of December 31, 2014, the deferred compensation balance was $100,000 and the deferred compensation balance of $100,000 was to be amortized over 6 months beginning on January 1, 2015.

The Company calculated professional service compensation of $100,000 in respect of bond issue, and recognized $100,000 for the year ended December 31, 2015. As of December 31, 2015, the deferred compensation balance was $0.

24.	NEGOTIABLE PROMISSORY NOTES

During the year ended December 31, 2015, (i) TRW issued negotiable promissory notes to fund companies and individuals for $3,854,550 and the company acted as guarantor for repayment; and (ii) negotiable promissory notes amounting to$3,040,050 were repaid and no promissory notes were negotiated into shares of the Company during the year.

	2015	2014

Negotiable promissory notes	$865,968	$-

Issuer:	Tri-way Industries Limited ("TRW")
Principal amount:	$814,500
Interest payable:	$73,275
Interest rate:	2.50% - 2.6% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention.
Default interest rate:	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention.
Interest payment:	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date.
Issue date:	August 29, 2015 and October 12, 2015.
Repayment date:	Repaid in full within 283 calendar days from the issue of notes.
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company. the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event") from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur. To the maximum, the above notes can be negotiated for 104,642 shares of Common Stock.
Security:	Corporate guarantee by the Company.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	CONVERTIBLE NOTE PAYABLES

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

	2015	2014

10.50% convertible note of maturity date February 28, 2020	$34,904,739	$15,803,928

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt premium of $24,475 and $5,188 were amortized for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, there was $32,666,666 principal outstanding and accrued interest in the amount of $2,238,073 that was owed under the terms of the convertible note. As of December 31, 2014, there was $15,509,933 principal outstanding and accrued interest in the amount of $293,995 that was owed under the terms of the convertible note.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

The Company calculated professional service compensation of $1,500,000 in respect of convertible note issue, and recognized $1,500,000 and $0 for the years ended December 31, 2015 and 2014. As of December 31, 2015, the deferred compensation balance was $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of December 31, 2015 and 2014 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of December 31, 2015 and 2014, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	SHAREHOLDERS’ EQUITY (CONTINUED)

The Series B convertible preferred stock:

On March 22, 2010, the Company designated 7,000,000 shares of Series B convertible preferred stock at a par value per share of $0.001. The Series B convertible preferred stock is redeemable, the stockholders are not entitled to receive any dividend and voting rights but rank senior over common stockholders on liquidation, and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were surrendered for cancellation and the Company issued 7,000,000 shares of Series B convertible preferred stock at $9.90 per share. Pursuant to share exchange agreement made as of December 22, 2012, between the Company and a stockholder, Capital Adventure Inc., a holder of 3,000,000 shares of common shares, with the consent of Board of Directors, to exchange for 3,000,000 shares of Series B convertible preferred stock on a one-for-one basis. As of December 23, 2012, 3,000,000 shares of Series B convertible preferred stock were issued to Capital Adventure Inc., for the exchange of its holding of 3,000,000 shares of common stocks. As of December 31, 2012, 3,000,000 shares of common stocks were still not returned to the Company. On March 27, 2013, 3,000,000 Series B convertible preferred stock were cancelled. On December 17, 2014, the Company approved an amendment to certificate designation in respect of Series B preferred stock. Pursuant to the above new amendment, each holder of Series B preferred stock shall have the rights, at any time or from time to time, to convert each 9.9 shares of Series B preferred to one fully paid and non-assessable share of common stock of par value $0.001 per share. On June 15, 2015, Series B preferred stockholder exercised at the above conversion ratio to convert 7,000,000 shares of Series B preferred stock to 707,070 shares of common stock.

There were 0 and 7,000,000 shares of Series B convertible preferred stock issued and outstanding as of December 31, 2015 and 2014, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of December 31, 2015 and 2014 are 0 shares and grand total issued and outstanding preferred stock as of December 31, 2015 and 2014 are 100 and 7,000,100 shares, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

26.	SHAREHOLDERS’ EQUITY (CONTINUED)

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

On November 10, 2014, the Company approved an amendment to the Corporation’s Articles of Incorporation to effectuate a reverse stock split (the “Reverse Split”) of the Corporation’s common stock, par value $0.001 per share (the “Common Stock”) affecting both the authorized and issued and outstanding number of such shares by a ratio of 9.9 for 1. The Reverse Split became effective in the State of Nevada on December 16, 2014. Subsequent to the December 31, 2014, the Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 17,171,716 to 22,727,273.

During the year ended December 31, 2014, the Company issued (i) 2,734,625 shares of common stock for $13,006,373 at values ranging from $3.96 to $10.40 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $270,586 and $1,318,947 has been credited to consolidated statements of income as other income for the year ended December 31, 2014 and 2013, respectively; (ii) 130,568 shares of common stock valued to employees at fair value of $4.26 per share for $555,827 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $4.26 per share; (iii) 400,008 shares of common stock valued to professionals at fair value ranging from $3.96 to $7.43 per share for $2,763,618 for service compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance ranging from $3.96 to $9.90 per share; and (iv) 1,681 piecemeal shares of common stock valued at fair value of $9.49 per share for $15,951 for cancellation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of cancellation of $9.49 per share.

During the year ended December 31, 2015, the Company issued (i) 100,000 shares of common stock for $868,000 at $8.68 per share to settle debts due to third parties. The Company executed several agreements with third parties to raise debts loan by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of 132,000, $270,586 and $1,318,947 has been credited to consolidated statements of income as other income for the years ended December 31, 2015, 2014 and 2013, respectively; (ii) 753,304 shares of common stock ranging from $6.96 to $8.91 as collateral to secure debts loan of $4,797,332, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; (iii) 1,135,000 shares of common stock ranging from $8.75 to $12.50 as collateral to secure trade finance facility amounting to the extent of $11,281,100, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued and such shares returned to treasury stock after the contract period of three years (iv) 153,392 shares at $11.13 per share and 75,002 shares at $14.20 per share were issued for reverse split adjustments; (v) 47,787 shares of common stock valued to employees and directors at fair value of $15.20 per share for $726,315 for employee compensation; 7,000,000 shares of Series B preferred stock were converted into 707,070 shares under terms of issue; and (vi) cancelled 514 shares for $10.97 per share for reverse splits adjustments..

The Company has 20,133,757 and 17,162,716 shares of common stock issued and outstanding as of December 31, 2015 and 2014, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $634 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2017; (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $12,733, its lease expiring on July 8, 2016; (iii) 1,555 square feet of staff quarters in Linli District, Hunan Province, P.R.C. for a monthly rent of $163, its lease expiring on May 1, 2016; and (iv) 430 square feet of shared office in Stockholm, Sweden, for a monthly rent of $11,800, its lease expiring on December 31, 2020.

Lease expenses were $179,201, $159,300 and $150,104 for the years ended December 31, 2015, 2014 and 2013, respectively.

The future minimum lease payments as of December 31, 2015, are as follows:

Year ending December 31, 2016	$101,497
Year ending December 31, 2017	89,250
$190,747

28.	STOCK BASED COMPENSATION

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

On December 15, 2014, the Company issued professionals a total of 80,739 shares of common stock valued at fair value of range from $9.90 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $9.90 per share.

The Company calculated stock based compensation of $3,419,752 and recognized $659,686 for the year ended December 31,, 2014. As of December 31, 2014, the deferred compensation balance for staff was $2,760,066 and the deferred compensation balances of (i) $510,066; (ii) $750,000, (iii) $1,500,000 was to be amortized over 6, 9 and 12 months beginning on January 1, 2015.

On May 6, 2015, the Company issued directors and employees a total of 47,787 shares of common stock valued at fair value of $15.20 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $15.20 per share.

The Company calculated stock based compensation of 3,486,428 and recognized $3,123,247 for the year ended December 31,, 2015. As of December 31, 2015, the deferred compensation balance for staff was $363,181 and the deferred compensation balance of $363,181 was to be amortized over 6 months beginning on January 1, 2016.

29.	CONTINGENCIES

As of December 31, 2015 and 2014, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income, and consolidated statements of cash flows.

During the year ended December 31, 2015 the Company entered into loan and pledge agreement with a Shanghai, P.R.C. based lender (the “lender”) The lender has various trading facilities and has agreed to allow the Company or its nominee to use parts of trading facilities up to an amount of $20million (2014: $0) to be used in tranches and revolved up to a period of three years, and up to December 31, 2015 of which $7,478,375 (2014: $0) was utilized. The trade finance agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the trade finance agreement.

30.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended December 31, 2015, 2014 and 2013, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman

Included in due to a director, due to Mr. Solomon Yip Kun Lee is $211,247 and $1,172,059 as of December 31, 2015 and 2014, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

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

	2015	2014	2013
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$66,355,530	$92,064,610	$74,206,529
Basic earnings per share	$3.69	$5.81	$6.14

Basic weighted average shares outstanding	17,988,619	15,847,496	12,093,973

	2015	2014	2013
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$66,355,530	$92,064,610	$74,206,529
Convertible note interest	571,667	-	-
Net income used in computing diluted earnings per share	$66,927,197	$92,064,610	$74,206,529

Diluted earnings per share	$3.60	$5.56	$4.23

Basic weighted average shares outstanding	17,988,619	15,847,496	12,093,973

Add: weight average of common stock converted from Series B Convertible preferred shares outstanding	-	707,070	778,469
weight average of common stock convertible from convertible note payables	587,622	-	-

Diluted weighted average shares outstanding	18,576,241	16,554,566	12,872,442

For the years ended December 31, 2014 and 2013, full dilution effect of convertible note of $15,803,928 (2013: $0), was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted to exercise shares before October 1, 2015 under terms of convertible note agreement.

For the year ended December 31, 2015, full dilution effect of convertible note of $35,414,573 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

