Form 10-Q
period 2016-03-31
Sino Agro Food, Inc.
filed 2016-05-16
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

New York, NY 10006

Attn: Marc J. Ross, Esq.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2016, there were 21,356,859 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

14/F., San Toi Building, 137-139 Connaught Road Central, Hong Kong.

Tel : (852) 2581 7500

Fax : (852) 2581 7588

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

INDEPENDENT ACCOUNTANT’S REPORT

We have reviewed the consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of March 31, 2016 and December 31, 2015, the related consolidated statements of income and other comprehensive income for the three-month periods ended March 31, 2016 and 2015, and cash flows for the three-month periods ended March 31, 2016 and 2015. This interim financial information is the responsibility of the company's management.

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

s/ECOVIS ECOVIS David Yeung Hong Kong
ECOVIS David Yeung Hong Kong

Hong Kong
May 10, 2016

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2016	2015
	Note
ASSETS
Current assets
Cash and cash equivalents	5	$2,576,297	$7,229,197
Inventories	6	62,219,185	62,848,707
Costs and estimated earnings in excess of billings on uncompleted contracts	18	1,306,885	1,306,885-
Deposits and prepayments	7	96,012,012	83,811,929
Accounts receivable, net of allowance for doubtful accounts	8	125,140,625	135,674,418
Other receivables	9	62,832,483	59,780,587
Total current assets		350,087,487	350,651,723
Plant and equipment
Plant and equipment, net of accumulated depreciation	10	106,059,022	104,259,079
Construction in progress	11	89,110,182	72,788,769
Land use rights, net of accumulated amortization	12	58,331,766	58,485,675
Total plant and equipment		253,500,970	235,533,523
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	10,644,565	10,784,358
Long term investment	15	773,994	769,941
Temporary deposits paid to entities for investments in Sino joint venture companies	16	41,109,708	41,109,708
Total other assets		53,253,207	53,388,947

Total assets		$656,841,664	$639,574,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$8,432,026	$9,345,559
Billings in excess of costs and estimated earnings on uncompleted contracts	18	9,127,254	8,700,706
Due to a director		621,587	211,247
Other payables	19	7,621,409	4,792,579
Borrowings - Short term bank loan	20	4,184,378	4,466,040
Negotiable promissory notes	21	872,644	865,968
		30,859,298	28,382,099

Non-current liabilities
Other payables	19	4,797,332	4,797,332
Borrowings - Long term debts	20	1,388,377	1,554,902
Convertible note payables	22	35,560,989	34,904,739
		41,746,698	41,256,973

Commitments and contingencies	26	-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	23	$-	$-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	23	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	23	-	-
Common stock: $0.001 par value (22,727,273 shares authorized, 20,133,757 shares issued and outstanding as of March 31, 2016 and December 31, 2015)	23	20,134	20,134
Additional paid - in capital		142,882,173	142,882,173
Retained earnings		348,223,322	339,616,638
Accumulated other comprehensive income		2,077,283	1,427,638
Treasury stock	23	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		491,952,912	482,696,583
Non - controlling interest		92,282,756	87,238,538
Total stockholders' equity		584,235,668	569,935,121
Total liabilities and stockholders' equity		$656,841,664	$639,574,193

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Note	Three months ended March 31, 2016	Three months ended March 31, 2015
Revenue
- Sale of goods	3	$58,787,003	$85,572,543
- Consulting and service income from development contracts	3	12,719,097	29,369,839
- Commission income	3	406,954	534,068
		71,913,054	115,476,450
Cost of goods sold	3	(43,546,764)	(63,289,988)
Cost of services	3	(9,510,872)	(16,608,011)
Gross profit		18,855,418	35,578,451

General and administrative expenses		(4,568,733)	(4,565,907)
Net income from operations		14,286,685	31,012,544

Other income (expenses)
Government grant		312,468	83,180
Other income		114,871	62,646
Interest expense		(1,188,776)	(783,606)

Net income (expenses)		(761,437)	(637,780)

Net income before income taxes		13,525,248	30,374,764

Provision for income taxes	4	-	-

Net income		13,525,248	30,374,764
Less: Net (income) loss attributable to non - controlling interest		(4,918,564)	(6,619,923)
Net income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries		8,606,684	23,754,841
Other comprehensive income (loss) - Foreign currency translation income (loss)		775,299	(29,361)
Comprehensive income		9,381,983	23,725,480
Less: other comprehensive (income) loss attributable to non - controlling interest		(125,654)	13,255
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries		$9,256,329	$23,738,735

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	28	$0.43	$1.39
Diluted	28	$0.39	$1.33
Weighted average number of shares outstanding:
Basic	28	20,032,747	17,114,989
Diluted	28	23,624,766	17,822,059

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2016	Three months ended March 31, 2015

Cash flows from operating activities
Net income for the period	$13,525,248	$30,374,764
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	1,268,612	802,338
Amortization	596,687	514,121
Common stock issued for services	181,591	630,033
Other amortized cost	929,593	809,868
Changes in operating assets and liabilities:
Decrease (increase) in inventories	629,522	(3,259,725)
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	-	(1,306,885)
Increase in deposits and prepaid expenses	(12,381,674)	(597,390)
Increase in due to a director	410,340	6,340,525
(Increase) decrease in accounts payable and accrued expenses	(1,180,200)	988,421
Increase in other payables	2,828,830	4,186,029
Decrease in accounts receivable	10,533,793	728,700
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	426,548	(4,026,422)
Increase in other receivables	(3,051,896)	(8,639,293)
Net cash provided by operating activities	14,716,994	27,545,084
Cash flows from investing activities
Purchases of property and equipment	(3,852,234)	(1,451,880)
Payment for construction in progress	(15,966,419)	(18,845,219)
Net cash used in investing activities	(19,818,653)	(20,297,099)
Cash flows from financing activities
Long term debts repaid	(448,187)	-
Net cash provided by financing activities	(448,187)	-

Effects on exchange rate changes on cash	896,946	653,229
(Decrease) increase in cash and cash equivalents	(4,652,900)	7,901,214
Cash and cash equivalents, beginning of period	7,229,197	3,031,447
Cash and cash equivalents, end of period	$2,576,297	$10,932,661

Supplementary disclosures of cash flow information:
Cash paid for interest	$259,163	$119,181
Cash paid for income taxes	$-	$-
Non - cash transactions
Common stock issued	$-	$7,703,917

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ ECF ”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“ JHMC ”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. As of March 31, 2016, total investment in HJMC was $4,420,665.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“ HSA ”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of March 31, 2016, MEIJI and SJAP total investment in HSA were $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“ SAFS ”). As of March 31, 2016, the Company invested $77,664 in SAFS.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“ QZH ”), with SJAP would owning 100% equity interest. On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“ QQI ”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 85% and QQI owned a 14% equity interest. As of December 31, 2015, the SJAP’s total investment in QZH was $4,645,487. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoy interest 6% annually on its capital contribution and did not enjoy profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (12.31.2015: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (12.31.2015: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (12.31.2015: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (12.31.2015: 100%) directly	Dormant

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	100% (12.31.2015: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (12.31.2015: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (12.31.2015: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (12.31.2015: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C.	75% (12.31.2015: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (12.31.2015: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (12.31.2015: 76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	45% (12.31.2015: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	*86% (12.31.2015: 86%) indirectly	Cattle slaughter

* This represents stockholding percentage of total equity.

In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% (2015: 100%) on profit or loss after deduction 6% interest to QQI and enjoyed 100% (2015: 100%) voting rights of QZH’s board and stockholders meetings.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $31 and $8,693 for the three months ended March 31, 2016 and 2015, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $666,258 and $708,843 for the three months ended March 31, 2016 and 2015, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $2,077,283 as of March 31, 2016 and $1,427,638 as of December 31, 2015. The balance sheet amounts with the exception of equity as of March 31, 2016 and December 31, 2015 were translated using an exchange rate of RMB 6.46 to $1.00 and RMB 6.49 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the three months ended March 31, 2016 and 2015 were RMB 6.53 to $1.00 and RMB 6.14 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months for sale of goods and commission income and six months for consulting and service income from development contracts. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of March 31, 2016 and December 31, 2015 are $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of March 31, 2016 and December 31, 2015 amounted to $2,501,032 and $7,022,695, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the year indicated:

	Three month ended March 31, 2016	Three months ended March 31, 2015
Customer A	21.03%	20.65%
Customer B	11.96%	18.54%
Customer C	10.34%	14.80%
Customer D	7.11%	9.74%
Customer E	6.70%	8.13%
Customer F	-%	-%
Customer G	-%	-%
Customer H	-%	-%
	57.14%	71.86%

		Percentage of revenue	Amount
Customer A	Fishery Development Division	21.03%	$15,126,359
Customer B	Fishery Development and Corporate and Others Divisions	11.96%	$8,598,464
Customer C	Cattle Farm Development and HU Plantation Division	10.34%	$7,438,503

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March 31, 2016	December 31, 2015
Customer A	12.39%	13.71%
Customer B	10.93%	11.31%

Customer C	10.71%	10.12%
Customer D	8.56%	9.31%
Customer E	6.67%	8.45%
Customer F	-%	-%
	49.26%	52.90%

As of December 31, 2016, amounts due from customers A, B and C are $15,504,621, $13,678,559 and $13,399,381, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2016 and December 31, 2015, the Company determined no impairment losses were necessary.

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

For the three months ended March 31, 2016 and 2015, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $0.43 and $1.39 respectively. For the three months ended March 31, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.39 and $1.33, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2016 or December 31, 2015, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2016 or 2015.

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

For the three months ended March 31, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$29,264,041	$-	$31,425,720	$4,816,884	$6,406,409	$71,913,054

Net income (loss)	$6,522,101	$(417,964)	$4,768,496	$346,669	$(2,612,618)	$8,606,684

Total assets	$155,703,211	$51,616,544	$320,589,830	$41,104,943	$87,827,136	$656,841,664

For the three month ended March 31, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$53,336,774	$-	$40,376,589	$8,289,986	$13,473,101	$115,476,450

Net income (loss)	$17,364,450	$(588,016)	$5,659,105	$354,180	$965,122	$23,754,841

Total assets	$135,886,166	$53,485,748	$278,916,757	$32,526,979	$71,362,201	$572,177,851

Note

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended March 31, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$16,137,990	$-	$-	$-	$-	$16,137,990

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,113,550	-	-	5,113,550

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	8,655,548	-	-	8,655,548

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	17,656,622	-	-	17,656,622

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,816,884	-	4,816,884

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	6,406,409	6,406,409

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	12,719,097	-	-	-	-	12,719,097

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	406,954	-	-	-	-	406,954

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$29,264,041	$-	$31,425,720	$4,816,884	$6,406,409	$71,913,054

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the three months ended March 31, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$27,218,841	$-	$-	$-	$-	$27,218,841

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,182,440	-	-	4,182,440

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	24,038,273	-	-	24,038,273

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	12,155,876	-	-	12,155,876

Macau Eiji Company Limited (“MEIJI”)	-	-	-	8,289,986	-	8,289,986

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	9,687,127	9,687,127

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	25,583,865	-	-	-	-	25,583,865

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,785,974	3,785,974

Commission and management fee
Capital Award, Inc. (“CA”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	534,068	-	-	-	-	534,068
	$53,336,774	$-	$40,376,589	$8,289,986	$13,473,101	$115,476,450

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended March 31, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$12,297,679	$-	$-	$-	$-	$12,297,679

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	3,157,459	-	-	3,157,459

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	5,278,624	-	-	5,278,624

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	12,755,788	-	-	12,755,788

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,590,411	-	4,590,411

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	5,466,803	5,466,803
	$12,297,679	$-	$21,191,871	$4,590,411	$5,466,803	$43,546,764

COST OF SERVICES

	For the three months ended March 31, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$9,510,872	$-	$-	$-	$-	$9,510,872
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

	$9,510,872	$-	$-	$-	$-	$9,510,872

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the three months ended March 31, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$20,101,997	$-	$-	$-	$-	$20,101,997

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,390,598	-	-	2,390,598

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	16,563,831	-	-	16,563,831

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	8,171,368	-	-	8,171,368

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,988,119	-	7,988,119

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	8,074,075	8,074,075
	$20,101,997	$-	$27,125,797	$7,988,119	$8,074,075	$63,289,988

COST OF SERVICES

	For the three months ended March 31, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$15,203,198	$-	$-	$-	$-	$15,203,198

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,404,813	1,404,813
	$15,203,198	$-	$-	$-	$1,404,813	$16,608,011

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

As of March 31, 2016, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, SJAP and QZH since they are exempt from EIT for the three months ended March 31, 2016 and 2015 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the three months ended March 31, 2016, and 2015.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended March 31, 2016 and 2015.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS did not earn any profits for the three months ended March 31, 2016 and 2015.

No deferred tax assets and liabilities are of March 31, 2016 and December 31, 2015 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015

SIAF	$-	$-
SAFS	-	-

TRW	-	-
MEIJI and APWAM	-	-
JHST, JFD, JHMC, SJAP, QZH and HSA	-	-
	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three months ended March 31, 2016 and 2015. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2016	2015

Cash and bank balances	$2,576,297	$7,229,197

6.	INVENTORIES

As of March 31, 2016, inventories are as follows:

	March 31,	December 31,
	2016	2015

Sleepy cods, prawns, eels and marble goby	$3,260,828	$4,053,458
Beef and mutton	10,486,328	14,593,458
Bread grass	248,970	1,207,260
Beef cattle	6,699,747	5,026,404
Organic fertilizer	11,598,506	10,815,983
Forage for cattle and consumable	11,489,016	10,328,365
Raw materials for bread grass and organic fertilizer	17,078,669	15,440,348
Immature seeds	1,357,121	1,383,431
	$62,219,185	$62,848,707

7.	DEPOSITS AND PREPAYMENTS

	March 31,	December 31,
	2016	2015

Deposits for
- purchases of equipment	$6,975,629	$4,963,245
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	22,394,687	19,948,867
- aquaculture contracts	6,602,279	4,340,741
- consulting service providers and others	8,632,259	9,197,796
- construction in progress	22,354,658	20,243,172
- issue of shares as collateral	11,281,100	11,281,100
Prepayments - debts discounts and others	14,216,699	9,919,126
Shares issued for employee compensation and overseas professional and bond interest	181,591	544,772
	$96,012,012	$83,811,929

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2016 and December 31, 2015. Bad debts written off for the three months ended March 31, 2016, and 2015 are $0.

Aging analysis of accounts receivable is as follows:

	March 31, 2016	December 31, 2015
0 - 30 days	$49,621,355	$49,190,282
31 - 90 days	26,384,672	29,280,990
91 - 120 days	18,780,256	19,838,792
over 120 days and less than 1 year	30,354,342	37,364,354
over 1 year	-	-
	$125,140,625	$135,674,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER RECEIVABLES

	March 31, 2016	December 31, 2015

Advanced to employees	$376,214	$169,369
Advanced to suppliers	9,590,713	8,052,235
Advanced to customers	22,003,006	20,696,433
Advanced to developers	28,000,000	28,000,000
Advanced to convertible bond holder	2,862,550	2,862,550
	$62,832,483	$59,780,587

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered friendly loan agreements with suppliers, customers and developers to assist them to procure project loans.

10.	PLANT AND EQUIPMENT

	March 31, 2016	December 31, 2015

Plant and machinery	$6,481,690	$5,889,915
Structure and leasehold improvements	90,612,871	90,612,871
Mature seeds and herbage cultivation	16,599,717	14,122,937
Furniture and equipment	704,153	704,153
Motor vehicles	790,434	790,434
	115,188,865	112,120,310

Less: Accumulated depreciation	(9,129,843)	(7,861,231)
Net carrying amount	$106,059,022	$104,259,079

Depreciation expense was $1,268,612 and $802,338 for the three months ended March 31, 2016 and 2015, respectively.

11.	CONSTRUCTION IN PROGRESS

	March 31, 2016	December 31, 2015

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$29,518,576	$26,158,968
- Oven room, road for production of dried flowers	3,079,766	3,079,766
- Organic fertilizer and bread grass production plant and office building	12,867,960	11,746,949
- Rangeland for beef cattle and office building	33,110,318	26,463,249
- Fish pond	10,533,562	5,339,837
	$89,110,182	$72,788,769

12.	LAND USE RIGHTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	LAND USE RIGHTS (CONTINUED)

	March 31, 2016	December 31, 2015

Cost	$66,257,264	$65,961,071
Less: Accumulated amortization	(7,925,498)	(7,475,396)
Net carrying amount	$58,331,766	$58,485,675

	Expiry date	Description	Amount

Balance @1.1.2015			$69,428,143
Exchange difference			(3,467,072)
Balance @12.31.2015			65,961,071
Exchange difference			296,193
Balance @3.31.2016			$66,257,264

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $450,102 and $335,840 for the three months ended March 31, 2016 and 2015, respectively.

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

	March 31, 2016	December 31, 2015

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

14.	PROPRIETARY TECHNOLOGIES

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

	March 31, 2016	December 31, 2015

Cost	$13,778,319	$13,771,527
Less: Accumulated amortization	(3,133,754)	(2,987,169)
Net carrying amount	$10,644,565	$10,784,358

Amortization of proprietary technologies was $146,585 and $178,281 for the three months ended March 31, 2016 and 2015, respectively. No impairments of proprietary technologies have been identified for the three months ended March 31, 2016 and 2015.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	LONG TERM INVESTMENT

	March 31, 2016	December 31, 2015

Investment in Huangyuan County Rural Credit Union	$773,994	$769,941
Less: Accumulated impairment losses	-	-
	$773,994	$769,941

16.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		March 31, 2016	December 31, 2015

A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center	*	1,032,914	1,032,914
B	Fish Farm 2 GaoQiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

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

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“ SJAP ”), which was incorporated in the P.R.C. As of March 31, 2016, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On March 31, 2016, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On March 31, 2016, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

The reasons for the QZH qualified as a VIE are as follows:

•	Originally, SJAP was sole stockholder of QZH, owned 100% equity interest in QZH and controlled directorship of QZH.

•	On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“ QQI ”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 86% and QQI owned 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings. As of March 31, 2016, the SJAP’s total investment in QZH was $4,645,487.

•	Consequently, the Company still indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s controlled QZH’s chief financial officer appointment. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	March 31, 2016	December 31, 2015

Costs	$6,487,032	$6,487,032
Estimated earnings	10,995,534	10,995,534
Less: Billings	(16,175,681)	(16,175,681
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,306,885	$1,306,885

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	March 31, 2016	December 31, 2015

Billings	$159,975,777	$146,830,043
Less: Costs	(94,603,731)	(85,092,860)
Estimated earnings	(56,244,702)	(53,036,477)
Billing in excess of costs and estimated earnings on uncompleted contracts	$9,127,344	$8,700,706

(iii)	Overall

	March 31 , 2016	December 31, 2015

Billings	$176,151,458	$163,005,724
Less: Costs	(101,090,763)	(91,579,892)
Estimated earnings	(67,240,236)	(64,032,011)
Billing in excess of costs and estimated earnings on uncompleted contracts	$7,820,459	$7,393,821

19.	OTHER PAYABLES

	March 31, 2016	December 31, 2015

Due to third parties	$3,141,612	$312,782
Due to debts loan	4,797,332	4,797,332
Promissory notes issued to third parties	2,200,000	2,200,000
Due to local government	2,279,797	2,279,797
	$12,418,741	$9,589,911

Less: Amount classified as non-current liabilities
Due to debts loan	(4,797,332)	(4,797,332)
Amount classified as current liabilities	$7,621,409	$4,792,579

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

Short term bank loans

Name of lender	Interest rate	Term	March 31, 2016		December 31, 2015
Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	$314,409	^*	$616,333	^*
Huangyuan County Branch, Xining City, Qinghai Province, the P.R.C.
Agricultural Development Bank of China	4.785%	October 28, 2015 - October 27, 2016	3,869,969	^*	3,849,707	^*
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
			$4,184,378		$4,466,040

Long term debts

Name of lender	Interest rate	Term	March 31, 2016		December 31, 2015

GanGuo Village Committee	12.22%	June 2012 - June 2017	$-		$169,387
Bo Huang Town
Huangyuan County,
Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	1,702,786	^*#	2,001,848	^*#
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
Less: The current portion reclassified as short term debts			(314,409)		(616,333)
			$1,388,377		$1,554,902

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $457,402 (12.31.2015: $471,048).
#	repayable $314,409, $619,195 and $769,182 in 2016, 2017 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	NEGOTIABLE PROMISSORY NOTES

In August and October 2015, TRW issued negotiable promissory notes to fund companies and individuals for $3,854,550 and the company acted as guarantor for repayment. During the three months ended March 31, 2016, no promissory notes were repaid and negotiated into shares of the Company.

	March 31, 2016	December 31, 2015

Negotiable promissory notes	$872,644	$865,968

Issuer:	Tri-way Industries Limited ("TRW")
Principal amount:	$814,500
Interest payable:	$58,144
Interest rate:	2.50% - 2.6% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention.
Default interest rate:	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention.
Interest payment:	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date.
Issue date:	August 29, 2015 and October 12, 2015.
Repayment date:	Repaid in full within 283 calendar days from the issue of notes.
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company. the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event") from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur. To the maximum, the above notes can be negotiated for 104,642 shares of Common Stock.
Security:	Corporate guarantee by the Company.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	CONVERTIBLE NOTE PAYABLES

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

	March 31, 2016	December 31, 2015

10.50% convertible note of maturity date February 28, 2020	$35,560,989	$34,904,739

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt premium of $8,356 and $3,891 were amortized for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was $32,666,666 (December 31, 2015: $32,666,666) principal outstanding and accrued interest in the amount of $2,894,323 (December 31, 2015: 2,238,073) that was owed under the terms of the convertible note.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

The Company calculated professional service compensation of $0 and $1,500,000 in respect of convertible note issue, and recognized $0 and $125,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the deferred compensation balance was $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of March 31, 2016 and December 31, 2015 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

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

There were 0 shares of Series B convertible preferred stock issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	SHAREHOLDERS’ EQUITY (CONTINUED)

The Series F Non-Convertible Preferred Stock:

(i)	is not redeemable subject to (iv);
(ii)	except for (iv), with respect to dividend rights, rights on liquidation, winding up and dissolution, rank junior and subordinate to ( a) all classes of Common Stock,(b) all other classes of Preferred Stock and (c) any class or series of capital securities of the Company.
(iii)	Shall not entitled to receive any further dividend; and
(iv)	on May 30, 2014, the holders of shares of Series F Non-Convertible Preferred Stock with coupon shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share. Upon redemption, the Holder shall no longer own any shares of Series F with coupon that have been redeemed, and all such redeemed shares shall disappear and no longer exist on the books and records of the Company; redeemed shares of Series F which no longer exist upon redemption shall thereafter be counted toward the authorized but unissued “blank check” preferred stock of the Company.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of March 31, 2016 and December 31, 2015 are 0 shares and the grand total issued and outstanding preferred stock as of March 31, 2016 and December 31, 2015 are 100 shares, respectively.

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

During the year ended December 31, 2015, the Company issued (i) 100,000 shares of common stock for $868,000 at $8.68 per share to settle debts due to third parties. The Company executed several agreements with third parties to raise debts loan by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of 132,000, $270,586 and $1,318,947 has been credited to consolidated statements of income as other income for the years ended December 31, 2015, 2014 and 2013, respectively; (ii) 753,304 shares of common stock ranging from $6.96 to $8.91 as collateral to secure debts loan of $4,797,332, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; (iii) 1,135,000 shares of common stock ranging from $8.75 to $12.50 as collateral to secure trade finance facility amounting to the extent of $11,281,100, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued and such shares returned to treasury stock after the contract period of three years (iv) 153,392 shares at $11.13 per share and 75,002 shares at $14.20 per share were issued for reverse split adjustments; (v) 47,787 shares of common stock valued to employees and directors at fair value of $15.20 per share for $726,315 for employee compensation; 7,000,000 shares of Series B preferred stock were converted into 707,070 shares under terms of issue; and (vi) cancelled 514 shares for $10.97 per share for reverse splits adjustments.

The Company has 20,133,757 shares of common stock issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

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

Lease expense was $75,991 and $40,591 for the three months ended March 31, 2016 and 2015, respectively.

The future minimum lease payments as of March 31, 2016, are as follows:

Year ending December 31, 2016	$101,497
Year ending December 31, 2017	89,250
$190,747

25.	STOCK BASED COMPENSATION

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

The Company calculated stock based compensation of $363,181 and $ 2,760,066, and recognized $181,591 and $630,033 for the three months ended March 31, 2016 and March 31, 2015. As of March 31, 2016, the deferred compensation balance for staff was $181,590 was to be amortized over 3 months respectively beginning on April 1, 2016.

26.	CONTINGENCIES

As of March 31, 2016 and December 31, 2015, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income, and consolidated statements of cash flows.

In December 31, 2015 the Company entered into loan and pledge agreement with a Shanghai, P.R.C. based lender (the “lender”) The lender has various trading facilities and has agreed to allow the Company or its nominee to use parts of trading facilities up to an amount of $20 million (12.31.2015: $20 million) to be used in tranches and revolved up to a period of three years, and as of March 31, 2016 of which $0 (12.31.2015: $7,478,375) was utilized. The trade finance agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the trade finance agreement.

27.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended March 31, 2016 and 2015, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $621,587 and $211,247 as of March 31, 2016 and December 31, 2015, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	EARNINGS PER SHARE

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

	Three months ended March 31, 2016	Three months ended March 31, 2015
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$8,606,684	$23,754,841
Basic earnings per share	$0.43	$1,39

Basic weighted average shares outstanding	20.032,747	17,114,989

	Three months ended March 31, 2016	Three months ended March 31, 2015
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$8,606,684	$23,754,841
Convertible note interest	656,250	-
Net income used in computing diluted earnings per share	$9,262,934	$23,754,841

Diluted earnings per share	$0.39	$1.33

Basic weighted average shares outstanding	20,032,747	17,114,989

Add: weight average of common stock converted from Series B Convertible preferred shares outstanding	-	707,070
weight average of common stock convertible from convertible note payables	3,592,019	-

Diluted weighted average shares outstanding	23,624,766	17,822,059

For the three months ended March 31, 2016, full dilution effect of convertible note of $35,560,989 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

For the three months ended March 31, 2015, full dilution effect of convertible note of $35,414,573 was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted the right to exercise to convert to common stock before October 1, 2015 under terms of convertible note agreement.

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

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1. (i) SJAP &, QZH and (ii) HSA)
Plantation Division	(Marked 2. JHST)
Fishery Division	(Marked 3. A. CA Engineer & Technology and 3.B. Seafood sales)
Cattle Farm Division	(Marked 4. MEIJI and JHMC)
Corporate & Others Division	(Marked 5. SIAF)

A summary of each business division is provided below:

●	1. Beef and Organic Fertilizer Division refers to:

(i)	The operations of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle include: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) and that are sold live to third party livestock wholesalers, and (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH, and (c) the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a wholly owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”). As such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control.

(ii)	The operations of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) consisting of manufacturing and sales of organic fertilizer.

●	2. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

●	3. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where Capital Award generates revenues from providing engineering consulting services as a turnkey contractor to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its A Power Module Technology Systems (“APM”) as follows:

(A). Engineering and Technology Services via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations.

(B). Seafood Sales from CA’s projected farms

Capital Award generates the following sales revenues from:

(1). Sales to JFD (“Fish Farm 1” or “FF1”), which is a Sino Foreign Joint Venture Company (“SFJVC”), and sales derived from seafood sold by JFD (currently, only the JFD subsidiary is an SFJVC), being consolidated into our wholly owned Hong Kong subsidiary Tri-way Industries Ltd. (“TRW”) as one entity.

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

CA and PF1: (a) CA purchases prawns and/or fish fingerling and feed stocks from third party suppliers and resells them to PF1 at variable small or no profit margins and (b) CA purchases matured prawns and fish from PF1 and sells them to third parties (wholesale markets)

PF1 generates sales from its production of (a) its indoor APM farm with 4 APM production units in 2014 and 16 APM production units from Q3 2015 and (b) its open dam farms producing fish and prawns from a 290 Mu (or 48 acres) of land leased from PF2.

CA and PF2: (a) CA earns commissions from the sale of prawn fingerlings that are sold by PF2 to third parties. In this respect, PF2 produces its own prawn fingerlings as compared to CA’s purchasing them from PF2 and reselling them to PF1 or FF1, as described above, and (b) CA purchases matured prawns and fish from PF2 and sells to third parties (wholesale markets).

PF2 has 6 indoor APM production units producing mainly prawn fingerling and an open dam farms situated on about 400 Mu (about 66 acres) producing prawns and fish.

●	4. Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

●	5. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended
	March 31,2016	March 31,2015	Difference	Note

Revenue	71,913,054	115,476,450	(43,563,396)	1
Consulting, services, commission and management fee	13,126,051	29,903,907	(16,777,856)
Sale of goods	58,787,003	85,572,543	(26,785,540)
Cost of goods sold and services	53,057,636	79,897,999	(26,840,363)	2
Consulting, services, commission and management fee	9,510,872	16,608,011	(7,097,139)
Sale of goods	43,546,764	63,289,988	(19,743,224)
Gross Profit	18,855,418	35,578,451	(16,723,033)	3
Consulting, services, commission and management fee	3,615,179	13,295,896	(9,680,717)
Sale of goods	15,240,239	22,282,555	(7,042,316)
Other income (expenses)	(761,437)	(637,780)	(123,657)
General and administrative expenses	(4,568,733)	(4,565,907)	(2,826)	4
Net income	13,525,248	30,374,764	(16,849,516)

EBITDA	16,579,323	32,474,829	(15,895,506)
Depreciation and amortization (D&A)	(1,865,299)	(1,316,459)	(548,840)	5
EBIT	14,714,024	31,158,370	(16,444,346)
Net Interest	(1,188,776)	(783,606)	(405,170)
Tax	-	-	-
Net Income	13,525,248	30,374,764	(16,849,516)
Non - controlling interest	4,918,564	6,619,923	(1,701,359)	7
Net income to SIAF Inc. and subsidiaries	8,606,684	23,754,841	(15,148,157)
Weighted average number of shares outstanding
- Basic	20,032,747	17,114,989	2,917,758
- Diluted	23,624,766	17,822,059	5,802,707
Earnings Per Share (EPS)				8
- Basic	0.43	1.39	-0.96
- Diluted	0.39	1.33	-0.94

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

●	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

The table below shows the segmental sales, gross profit and corresponding cost of sales for the three months ended March 31, 2016 (Q1 2016) compared to the three months ended March 31, 2015 (Q1 2015).

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q1	2015Q1	2016Q1	2015Q1	2016Q1	2015Q1

SJAP	Sales of live cattle	2,731,665	17,071,207	2,096,591	12,597,387	635,074	4,473,819
	Sales of feedstock
	Bulk Livestock feed	1,662,889	2,080,669	749,293	1,025,257	913,595	1,055,412
	Concentrate livestock feed	3,769,351	4,296,880	2,109,779	2,580,188	1,659,572	1,716,693
	Sales of fertilizer	491,643	589,517	322,961	360,999	168,682	228,518
	SJAP Total	8,655,548	24,038,273	5,278,624	16,563,831	3,376,924	7,474,442
	* QZH's (Slaughter & Deboning operation)	-	189,916	-	94,468		95,448
	** QZH's (Deboning operation)						-
	on cattle & Lamb locally supplied	2,530,263	2,581,866	2,049,679	1,653,671	480,583	928,195
	on imported beef and mutton	15,126,359	9,384,094	10,706,109	6,423,229	4,420,251	2,960,865
	Sales of live cattle	-		-			-
	QZH Total	17,656,622	12,155,876	12,755,788	8,171,368	4,900,834	3,984,508
HSA	Sales of Organic fertilizer	944,059	771,320	775,365	548,028	168,694	223,291
	Sales of Organic Mixed Fertilizer	4,169,491	3,411,120	2,382,094	1,842,570	1,787,397	1,568,550
	HSA Total	5,113,550	4,182,440	3,157,459	2,390,598	1,956,091	1,791,841
	SJAP's & HS.A./Organic fertilizer total	31,425,720	40,376,589	21,191,871	27,125,797	10,233,849	13,250,791
JHST	Sales of Fresh HU Flowers	-	-	-	-	-	-
	Sales of Dried HU Flowers	-	-	-	-	-	-
	Sales of Dried Immortal vegetables	-	-	-	-	-	-
	Sales of Vegetable products	-	-	-	-	-	-
	JHST/Plantation Total	-	-	-	-	-	-
CA	Sales of
	Fish (Sleepy cods)	257,164	1,168,455	210,407	962,550	46,757	205,906
	Eels	1,058,703	14,803,660	733,279	9,798,909	325,424	5,004,751
	Prawns	9,116,092	11,246,726	6,789,173	9,340,538	2,326,919	1,906,188
	Mixed fishes	5,706,031		4,564,820		1,141,211
	CA/ Fishery total	16,137,990	27,218,841	12,297,679	20,101,997	3,840,311	7,116,845
MEIJI
	Sale of Live cattle (Aromatic)	4,816,884	8,289,986	4,590,411	7,988,119	226,473	301,867
	MEIJI / Cattle farm Total	4,816,884	8,289,986	4,590,411	7,988,119	226,473	301,867
SIAF
	Sales of goods through trading/import/export activities
	on seafood	1,488,461	6,248,780	1,323,077	5,554,472	165,384	694,308
	on imported beef and mutton	4,917,948	3,438,347	4,143,726	2,519,603	774,222	918,744
	SIAF/ Others & Corporate total	6,406,409	9,687,127	5,466,803	8,074,075	939,606	1,613,052

Group Total		58,787,003	85,572,544	43,546,764	63,289,988	15,240,239	22,282,555

Overall comparison of Q1 2015 to Q1 2016

The Company’s revenues generated from the sale of goods decreased by $26,785,540, or 31%, from $85,572,543 for the quarterly period ended March 31, 2015 compared to $58,787,003 for the same period ended March 31, 2016. The decrease was primarily due to a decrease in revenue from the following sectors:

(i)	The Fishery (CA) (from $27 million in 2015Q1 to $16 million in 2016Q1),
(ii)	The Organic fertilizer (SJAP & HSA) sectors (from $40 million in 2015Q1 to $31 million in 2016Q1),
(iii)	Cattle farm (MEIJI) sector (from $8 million in Q1 2015 to $4.8 million in 2016 Q1),
(iv)	The Corporate (SIAF trading) sector (from $9.6 million in Q1 2015 to $6.4 million in 2016 Q1).

The Company’s cost of goods sold decreased by $19,743,224, or 31%, from $63,289,988 for the quarterly period ended March 31, 2015 compared to $43,546,764 for the same period ended March 31, 2016. The decrease was primarily due to the decrease in cost of goods sold from fishery, organic fertilizer, cattle farms and the corporate trading sectors, collectively.

Gross profits of the Company generated from goods sold decreased by $7,270,099, or 33%, from $22,282,555 for the quarterly period ended March 31, 2015 compared to $15,012,456 for the same period ended March 31, 2016. The decrease was primarily due to the following factors:

(i)	Gross profits derived from SJAP’s live cattle sales dropped by $3.0 million (from 2015 Q1’s $13.2 million to 2016 Q1’s $10.2 million);
(ii)	CA’s gross profits derived from its sales of eels dropped by $3.3 million (from 2015 Q1’s $7.1 million to 2016 Q1’s $3.8 million);
(iii)	SIAF’s corporate seafood import sector dropped $0.7 million in gross profit (from 2015 Q1’s $1.6 million to 2016 Q1’s $0.9 million).

●	1. (i) Beef and Organic Fertilizer Division refers to operation of SJAP and QZH

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q1	2015Q1	2016Q1	2015Q1	2016Q1	2015Q1

SJAP	Sales of live cattle	2,731,665	17,071,207	2,096,591	12,597,387	635,074	4,473,819
	% of increase or decrease (-)	-84%		-83%		-86%
	Sales of feedstock
	Bulk Livestock feed	1,662,889	2,080,669	749,293	1,025,257	913,595	1,055,412
	% of increase or decrease (-)	-20%		-27%		-13%
	Concentrate livestock feed	3,769,351	4,296,880	2,109,779	2,580,188	1,659,572	1,716,693
	% of increase or decrease (-)	-12%		-18%		-3%
	Sales of fertilizer	491,643	589,517	322,961	360,999	168,682	228,518
	% of increase or decrease (-)	-17%		-11%		-26%
	SJAP Total	8,655,547	24,038,273	5,278,623	16,563,831	3,376,923	7,474,442
	% of increase or decrease (-)	-64%		-68%		-55%

	* QHMP's (Slaughter & Deboning operation)		189,916
	** QHMP's (Deboning operation)
	on cattle & Lamb locally supplied	2,530,263	2,581,866	2,049,679	1,653,671	480,583	928,195
	% of increase or decrease (-)	-2%		24%		-48%
	on imported beef and mutton	15,126,359	9,384,094	10,706,109	6,423,229	4,420,251	2,960,865
	% of increase or decrease (-)	61%		67%		49%
	QHMP Total	17,656,622	12,155,876	12,755,788	8,076,900	4,900,834	3,889,060
	% of increase or decrease (-)	45%		58%		26%

HS.A	Sales of Organic fertilizer	944,059	771,320	775,365	548,028	168,694	223,291
	Sales of Organic Mixed Fertilizer	4,169,491	3,411,120	2,382,094	1,842,570	1,787,397	1,568,550
	HS.A Total	5,113,550	4,182,440	3,157,459	2,390,598	1,956,091	1,791,841
	% of increase or decrease (-)	22%		32%		9%

	SJAP's & HS.A./Organic fertilizer total	31,425,719	40,376,588	21,191,870	27,031,329	10,233,847	13,155,343
	% of increase or decrease (-)	-22%		-22%		-22%	23%

(A). Revenue from the sector of beef and organic fertilizer decreased by $8,950,869, or 22%, from $40,376,589 for the quarterly period ended March 31, 2015 compared to $31,425,720 for the same period ended March 31, 2016. The decrease was primarily due to the following factors:

(i) The live cattle sales decreased sharply by ($14.3 million or 84%) from 2015 Q1’s $17 million to 2016 Q1’s $2.7 million. The major factor underlying the decrease was falling cattle prices occurring since mid-year 2015 from RMB32 / Kg (live weight) to RMB15 / Kg (live weight) in Q1 2016, due to relaxed trade restrictions on beef imports into China from eleven (11) exporting countries.

Traditionally, beef consumption in China has been limited to higher income consumers due to the marked difference in pricing compared to pork and chicken commodities. Yet, with the rising middle class and its increase in beef consumption, the country has relaxed import restrictions to ensure adequate supply and limit inflation. In the interim, an excess of supply over demand for beef has placed price pressure on domestic stock, which will likely pertain until middle class demand for the product, as it continues to increase, reaches a level that meets and begins to exceed the current supply on hand.

SJAP’s committed pricing with its cooperative farmers is averaging RMB25 / Kg (live weight) while Q1 2016’s average resell prices averaged RMB20 / Kg, making it virtually impossible to sell cattle at a profit, which therefore resulted in a sharp fall-off in revenues and gross profit in this sector for the quarter.

(ii) In turn, the decrease of cattle sales also influenced the fall in bulk stock feed sales by $0.4 million (20%) from Q1 2015’s $2m to Q1 2016’s $1.6m. Xining’s unusually good spring weather might have also contributed to the lowered sales due to the readily available fresh grasses available to local cattle food buyers.

(iii) The sales of concentrated livestock feed decreased by $0.5 m (12%) from Q1 2015’s $4.3 m to Q1 2016’s $3.8m. The decrease was not as severe as the bulk feed division’s since it has other useful purposes beyond cattle, e.g., hog and chicken rearing.

(B). These corresponding impacts affected the Gross Profit and cost of sales of this division as follows:

Gross profit from the beef and organic fertilizer sector decreased by $3,016,942, or 23%, from $13,250,791 for the quarterly period ended March 31, 2015 compared to $10,233,849 for the same period ended March 31, 2016.

Cost of goods sold from beef and organic fertilizer decreased by $5,933,926, or 22%, from $27,125,797 for the quarterly period ended March 31, 2015 compared to $21,191,871 for the same period ended March 31, 2016.

(C). QZH’s (slaughter and de-boning) sector increased its sale revenue by $5.5 million (45%) from Q1 2015’s $12.2 million compared to Q1 2016’s $17.7 million. The increase was primarily due to the increase of imported beef gross profits by $1 million, or 26%, from Q1 2015’s $3.9 million compared to Q1 2016’s $4.9 million. Cost of sales increased by $4.7 million, or 58%, from Q1 2015’s $8.1 million compared to Q1 2016’s $12.8 million.

The increase in sales revenue of $5.5 million in this sector was not sufficient to make up for the sales revenue loss from live cattle of $14.3 million.

The Company anticipates a return to more stable pricing toward the latter part of 2016, yet in the meantime has been reorganizing its approach toward maintaining a foothold in the beef industry by adapting its operation to capture facets of the market that provide a respectable rate of return.

(E). The Company is confident in its future having adopted the following changes in 2015:

Upgrading from its existing cattle herd to Wagyu cattle, 550-day grain fed Angus cattle, and organic raised cattle, while reducing its current head count by around 50% from 20,000 to 10,000 by year-end 2018.

(i)	Expanding its de-boning, packaging and cold storage facilities to handle more imported beef into higher marginable down-stream products i.e. freshly chilled and frozen packed meats.

Entering into the value added processing sector to develop higher value brand products in dried and canned meat lines. Respectively, the plan for SJAP’s canning facility to be on line in 2017 is on schedule.

(ii)	Enhancing its marketing and e-commerce platforms for sales of its current and future products is also on schedule.

The table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the quarterly period ended March 31, 2015 compared to the same period ended March 31, 2016 of the beef and organic fertilizer divisions.

Description of items		2016Q1	2015Q1	Difference
Cattle Operation
Production and Sales of live cattle	Heads	851	5,032	-4,181
Average Unit sales price	US$/head	3,210	3,393	-183
Unit cost prices	US$/head	2,464	2,503	-40
Production and sales of feedstock
Bulk Livestock feed	MT	9,240	12,465	-3,225
Average Unit sales price	US$/MT	180	167	13
Unit cost prices	US$/MT	81	82	-1
Concentrated livestock feed	MT	8,431	9,836	-1,405
Average Unit sales price	US$/MT	447	437	10
Unit cost prices	US$/MT	250	262	-12
Production and sales of fertilizer	MT	2,587	3,257	-670
Average Unit sales price	US$/MT	190	181	9
Unit cost prices	US$/MT	125	111	14
* QZH (Slaughter & De-boning operation)
Slaughter operation
Slaughter of cattle	Heads		500	-500
Service fee	US$/Head		8	-
Sales of associated products	Pieces		530	-530
Average Unit sales price	US$/Piece		351	-351
Unit cost prices	US$/Piece		178	-178
De-boning & Packaging activities
From Cattle supplied locally
De-boned Meats	MT	355	190	165
Average Unit sales price	US$/MT	7,128	13,589	-6,461
% of increase (+) or decrease (-)		-48%
Unit cost prices	US$/MT	5,774	8,704	-2,930
% of increase (+) or decrease (-)		-34%
From imported beef	MT	1,822	1,037	785
Average Unit sales price	US$/MT	8,302	9,049	-747
% of increase (+) or decrease (-)		-8%
Unit cost prices	US$/MT	5,876	6,194	-318
% of increase (+) or decrease (-)		-5%

The average per unit sales price on live cattle at $3,210 in Q1 2016 reflects 500 head of higher-grade cattle (of the 851) having been sold at premium market prices to offset the almost 50% decrease in sales price of the 351 head of cattle locally raised.

●	1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

In US$		Sales of goods			Cost of Goods sold
		2016Q1	2015Q1		2016Q1	2015Q1
HS.A	Sales of Organic fertilizer	944,059	771,320	987,593	775,365	548,028	719,522
	Sales of Organic Mixed Fertilizer	4,169,491	3,411,120	3,834,587	2,382,094	1,842,570	2,008,456
	HS.A Total	5,113,550	4,182,440	4,822,180	3,157,459	2,390,598	2,727,978
	% of increase or decrease (-)	22%			32%

			2016Q1	2015Q1
HSA	Fertilizer and Cattle operation				-	A. 4.7.

	Organic Fertilizer	MT	3,826	2,811	1,015
	% of increase or decrease (-)		36%
	Average Unit sales price	US$/MT	232	261	-29
	Unit cost prices	US$/MT	195	190	5
	Organic Mixed Fertilizer	MT	9,968	7,532	2,436	A. 4.8.
	% of increase or decrease (-)		32%
	Average Unit sales price	US$/MT	418	453	-
	Unit cost prices	US$/MT	239	245	-6
	Retailing packed fertilizer (For super marlet sales)	MT	80	39	41	A. 4.8.a
	% of increase or decrease (-)		105%
	Average Unit sales price	US$/MT	695	930	-235
	Unit cost prices	US$/MT	360	357	3

	Total of fertilizer		13,874	10,382	3,492
	% of increase or decrease (-)		34%
	Average of overall sales price	US$/MT	369	403	-34
	% of increase or decrease (-)		-9%

Overall sales volume of fertilizer increased by 3,492 MT or 34% from 10,382 MT in Q1 2015 to 13,874 MT in Q1 2016 with revenue and gross profit having increased to 22% and 32%, respectively for the same period primarily due to HSA having increased the number of its customers steadily throughout the past months, even though the average sales price has fallen 34% per MT due to an increase in competition entering into the region, as well as a weakening of RMB value against the dollar from RMB6.15 in Q1 2015 to RMB6.57 in Q1 2016.

HSA’s plan to develop a cattle brand operation will reflect slow returns until such time as this operation reaches a viable scale in terms of volume and customer satisfaction, hopefully seeing healthy returns by 2018. Having a full-scale cattle operation will also reduce the cost to manufacture fertilizer by up to $2.5 million / year through recycling of cattle waste it produces.

In order to develop sufficient pasture property for raising cattle, the Company was required to level a hill to create over 80,000 m2 of flat land. The cost to complete this has required greater outlays due to unforeseen infrastructure issues and environmental impact regulations. The Company is confident that the capital employed will be adequately compensated by virtue of increased land value since the property being developed will become eligible for industrial rezoning within the next 2 to 3 years, as well as the cost saving realized through use of its farm produced raw material in fertilizer production.

Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. No harvest or sales occurred during Q1 2016, reflecting the same results experienced during the first quarter of each year.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q1	2015Q1	2016Q1	2015Q1	2016Q1	2015Q1
JHST	Sales of Fresh HU Flowers	-	-	-	-	-	-
	Sales of Dried HU Flowers	-	-	-	-	-	-
	Sales of Dried Immortal vegetables	-	-	-	-	-	-
	Sales of Other Value added products	-	-	-	-	-	-
	JHST/Plantation Total	-	-	-	-	-	-

●	3.B. Fishery Division refers to the operations of Capital Award covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where Capital Award generates revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its APM technology and management systems as follows:

(A) Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawns or shrimp) farms and related business operations. (Further details provided below).

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

(2) Sales to and sales derived from seafood from the unincorporated companies, covering EBAPCD (or Prawn Farm 1 or PF1) and ZSAPP (or Prawn Farm 2 or PF2) are accounted for independently, as follows:

CA and EBAPCD (PF1): (a) CA purchases prawn and/or fish fingerling and feed stocks from third party suppliers and resells to PF1 at variable small or no profit margins and (b) CA purchases matured prawns and fish from PF1 and sells them to third parties (wholesale markets).

PF1 generates sales from its production of (a) its indoor APM farm with 4 APM production units (started in 2014) and 16 APM production units (started from Q3 2015, onward) and (b) its open dam farms producing fish and prawns from its 290 Mu (or 48 acre) land-lease from PF2.

CA and ZSAPP (PF2): (a) CA earns commissions from the sale of prawn fingerlings that are sold by PF2 to third parties. Also, PF2 resells its prawn fingerlings to PF1 or FF1, as described above, and (b) CA purchases matured prawns and fish from PF2 and sells to third parties (wholesale markets).

PF2 has 4 indoor APM production nurseries producing prawn fingerling and open dam farms situated on about 375 Mu (about 66 acres) producing prawns and fish.

	In US$	Sales of goods		Cost of Goods sold		Gross profit
		2016Q1	2015Q1	2016Q1	2015Q1	2016Q1	2015Q1

CA	Sales of
	Fish (Sleepy cods)	257,164	1,168,455	210,407	962,550	46,757	205,906
	Eels	1,058,703	14,803,660	733,279	9,798,909	325,424	5,004,751
	Prawns	9,116,092	11,246,726	6,789,173	9,340,538	2,326,919	1,906,188
	Mixed fishes	5,706,031		4,564,820		1,141,211
	CA/ Fishery total	16,137,990	27,218,841	12,297,679	20,101,997	3,840,311	7,116,845
	% of increase or decrease (-)	-41%		-39%		-46%

	Description of items		2016Q1	2015Q1	Difference
CA	Production and sale (Inclusive contrated farms) of live
	Fish (Sleepy cods)	MT	15	76	-61	A.4.13
	Average Unit sales price	US$/MT	17,144	15,361	1,783
	Unit cost prices	US$/MT	14,027	12,654	1,373
	Eels	MT	43	633	-590	A.4.14
	% of increase or decrease (-)		-93%
	Average Unit sales price	US$/MT	24,621	23,384	1,237
	Unit cost prices	US$/MT	17,053	15,479	1,574
	Prawns	MT	572	671	-99	A.4.15
	Average Unit sales price	US$/MT	15,937	16,761	-824
	Unit cost prices	US$/MT	11,869	13,920	-2,051
	Mixed fishes	MT	1,261		1,261
	Average Unit sales price	US$/MT	4,525
	Unit cost prices	US$/MT	3,620
	Total volume of sales	MT	1,891	1,380	511
	% of increase or decrease (-)		37%
	Average of unit sale prices	US$/MT	8,534	19,724	-11,190
	% of increase or decrease (-)		-57%

Revenue from fishery decreased by $11,080,852, or 41%, from $27,218,842 for the quarterly period ended March 31, 2015 compared to $16,137,990 for the same period ended March 31, 2016. The decrease in fishery was primarily due to the decrease in sales of eels (from $14.8 million in 2015 Q1’s to 2016 Q1’s $1.1 million) and the decrease in sales of sleepy cod (from 2015 Q1’s $1.2 million to 2016 Q1’s $0.3 million), somewhat offset by prawn sales (from 2015 Q1’s $11.2 million to 2016Q1’s $9.1 million) and the increase of sales of other mixed fish species (from 2015 Q1’s $0 to 2016 Q1’s $5.7 million).

Cost of goods sold from fishery decreased by $7,804,318, or 39%, from $20,101,997 for the quarterly period ended March 31, 2015 compared to $12,297,679 for the same period ended March 31, 2016. The decrease in cost of goods from fishery was primarily due to the corresponding decrease in sales.

Gross profit from fishery decreased by $3,276,534, or 46%, from $7,116,845 for the quarterly period ended March 31, 2015, compared to $3,840,311 for the same period ended March 31, 2016. The primary reasons for the decrease of gross profit are as follows:

(i)	Gross profit derived from sale of eels dropped by $4.7 million from 2015 Q1’s $5.0 million to 2016 Q1’s $0.3 million primarily due to the adverse impacts mentioned in the 2015 10K, mainly due to short supply of eel fingerling from last season, which reduced the supply of semi-matured eels for further fattening and trade; and

(ii)	Gross profit derived from the sales of sleepy cod dropped by $0.15 million from 2015’s $0.2 million to 2016’s $0.05 million primarily due to the unstable market price of sleepy cod in 2016 mentioned in the 2015 10K report making it difficult for our farms to grow-out sleepy cod at previous quantities.

Although CA’s volume of sales during the quarter have increased by 511 MT (or 37%), the increase was insufficient to make up the difference from the drop in average sales unit price of $11,190 / MT, or 57%, due primarily to the decrease in eel sales.

It is virtually impossible to predict the eel fingerling supply from Madagascar (our major supplier) this season (starting from September of each year) in terms of securing ample supplies; however our workers there are reporting good climate and conditions, thus far, potentially indicating that eel supplies could resurface during the latter part of 2016 into early 2017.

We believe that both revenues and gross profits on the sales of goods of our fishery division will improve year over year from 2016 onward due primarily to the increase in production at Zhongshan’s newly developed farms that will incorporate the following measures to ensure continuous sales and mitigate seasonal effects on supplies and volumes:

(i) The grow-out systems will have the ability to adapt to changes quickly,

(ii) The R&D division will continuously develop new species of seafood to maintain interest in the market,

(iii)	High food safety standards will be maintained producing product free from antibiotics, chemicals and pollution and to be marketed, accordingly, and
(iv)	Develop chemical-free delivery systems for transporting live seafood while ensuring food safety and low mortality of delivered product to major markets. The first trial run of this system begins this May 2016 transporting prawn, sleepy cod, and other fish varieties to our distribution center in Shanghai.

●	4. Cattle Farm Division refers to the operations of Cattle Farm 1 under JHMC where cattle are sold live to third party livestock wholesalers who resell them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q1	2015Q1	2016Q1	2015Q1	2016Q1	2015Q1

MEIJI
	Sale of Live cattle (Aromatic)	4,816,884	8,289,986	4,590,411	7,988,119	226,473	301,867
	MEIJI / Cattle farm Total	4,816,884	8,289,986	4,590,411	7,988,119	226,473	301,867
	% of increase or decrease (-)	-42%		-43%		-25%

	Description of items		2016Q1	2015Q1	Difference
MEIJI	Production and sale of Live cattle (Aromatic)	Heads	3,032	2,935	97
	Average Unit sales price	US$/head	1,589	2,825	-1,236
	Unit cost prices	US$/head	1,514	2,722	-1,208

Revenue from the cattle farm experienced the same conditions as with SJAP’s live cattle sales decreasing by $3,397,708 (or 42%) from $8,289,986 for the quarterly period ended March 31, 2015 compared to $4,816,884 for the same period ended March 31, 2016. The major factor caused by falling cattle prices from mid-year 2015 that hit the bottom in Q1 2016 from 2015’s high of RMB32 / Kg (live weight) to Q1 2016’s bottom of RMB15 / Kg, was again the relaxed import policies of China in its opening of the cattle / beef markets to eleven more countries.

Cost of goods sold from cattle farm decreased by $3,397,708 or 43% from $7,988,119 for the quarterly period ended March 31, 2015 compared to $4,590,411 for the same period ended March 31, 2016. The decrease was primarily due to the corresponding decrease of sales.

Gross profit from cattle decreased by $75,394 from $301,867 for the quarterly period ended March 31, 2015 to $226,473 for the same period ended March 31, 2016. The decrease was primarily due to lower sales.

The lower average of unit sale prices and unit cost prices of cattle in 2016 Q1 to 2015 Q1 was primarily due to the combined result of more sales in locally bred “Yellow Cattle” that are smaller in size and in live weight (averaging between 350 Kg / head) compared to other beef cattle averaging over 600 Kg / head traded / sold due to low market prices.

The Company’s aim is to breed high-quality grade Yellow Cattle and merge its operations (i.e. Cattle Farms 1 and 2) with HSA as producer of cattle for fattening at HSA’s farming operation in concert with transitioning its current herd into a Yellow Cattle breeding facility.

Current average wholesale price for Yellow Cattle fetches RMB32 / Kg, about 60% higher than 2016 Q1’s price point for other beef cattle due to limited market supply. As such, it is our estimation that the likeliest longer-term prospects for success consist of transitioning the entire herd at the Cattle Farm and HSA into Yellow Cattle, which is inherently suited for breeding in warmer climates and not as susceptible to market forces associated with eased import restrictions.

●	5. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q1	2015Q1	2016Q1	2015Q1	2016Q1	2015Q1

SIAF
	Sales of goods through trading/import/export activities
	on seafood	1,488,461	6,248,780	1,323,077	5,554,472	165,384	694,308
	% of increase or decrease (-)	-76%		-76%		-76%
	on imported beef and mutton	4,917,948	3,438,347	4,143,726	2,519,603	774,222	918,744
	% of increase or decrease (-)	43%		64%		-16%
	SIAF/ Others & Corporate total	6,406,409	9,687,127	5,466,803	8,074,075	939,606	1,613,052
	% of increase or decrease (-)	-34%		-32%		-42%

	Description of items		2016Q1	2015Q1	Difference
SIAF	Seafood trading from imports
	Mixed seafoods	MT	80	392	-312
	Average of sales price	US$/MT	18,606	15,941	2,665
	Average of cost prices	US$/MT	16,538	14,170	2,369
	Beef & Lambs trading from imports	MT	970	398	572
	Average of sales price	US$/MT	5,069	8,639	-3,570
	Average of cost prices	US$/MT	4,271	6,331	-2,060

Revenue from the corporate division decreased by $3,280,718 (or 34%) from $9,687,127 for Q1 2015 to $6,406,409 for Q1 2016. The decrease was primarily due to lesser imports of seafood from Madagascar due to its government’s change of policy restricting its export of seafood since the 2nd half of 2015, resulting in revenue dropping by $4.8 million from Q1 2015’s $6.3 million to Q1 2016’s $1.5 million, and the increase in beef imports unable to compensate the difference from its increase in beef import revenue of $1.5 million from $3.4 million in Q1 2015 to 4.9 million in Q1 2016.

Correspondingly, the cost of goods sold from corporate decreased by $2,607,272 (or 32%) from $8,074,075 for Q1 2015 to $5,466,803 for Q1 2016 and gross profit from the corporate division decreased by $673,446 or 42% from $1,613,052 for the three months ended March 31, 2015 to $939,606 for the three months ended March 31, 2016. The decrease of gross profit on seafood was due to decreased sales.

During the quarter the Company made progress in sourcing product from other countries, such as:

A joint venture collection center operation is now being developed at HunChun City China (Northeast border town) between the Shanghai Distribution Center and a group of local seafood dealers in crabs, marine prawns, shellfish, etc., which will be processed, frozen packed and shipped to the Shanghai Distribution Center for further distribution to regional seafood houses. To date, trial shipments have proven successful.

Russia, which has an ample supply of quality seafood, is neighbor to HunChun City helping to make it one of China’s fastest developing areas in the seafood industry. This, in turn, should help to improve our seafood trade from Q2 2016 onward.

In concert with this development, a smaller scale distribution facility is also being constructed at the same complex aimed at live fresh water prawn sales to regional cities near HunChun City that will be supplied through our APM farms, developing an internal two-way trade system between our operations.

(i) Trial shipments of live lobsters and snow crabs have been imported from Canada and the USA during the quarter and into the month of April 2016 with sales volume at the Shanghai Distribution Center passing 3 MT per week targeting to increase sales to over 5MT / week before end of the 2nd quarter 2016.

Trial shipments of live tropical crayfish have been imported from Pakistan with sales developing rapidly due to the short supply of tropical crayfish in the Chinese market, making it a very high end seafood with a huge price tag averaging over RMB420 / Kg (or $65 / Kg); equivalent to approximately 2.5 times the current market price of USA lobster. It will be difficult to acquire large quantity supplies of this item, but what can be obtained will help lift gross margins within the imported seafood sector.

Importing seafood from Norway is progressing pending import permits being issued and market prices negotiated at volumes suitable for the China market.

●	5.A. Engineering technology consulting and services:

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for the same period ended March 31, 2016 and 2015.

Service revenues (Consulting and Services)

	2016Q1	2015Q1	Difference	Description of work
CA	13,126,051	26,117,933	-12,991,882	Working in progress of PF(2) and Zhongshen New Prawn Project
SIAF		3,785,974	-3,785,974
Group Total Revenues	13,126,051	29,903,907	-16,777,856
% of increase or decrease (-)	-56%
Cost of service			-
CA	9,510,872	15,203,198	-5,692,326
SIAF		1,404,813	-1,404,813
Group Total Cost of Consulting and Services	9,510,872	16,608,011	-7,097,139
Gross Profit			-
CA	3,615,179	10,914,735	-7,299,556
SIAF	-	2,381,161	-2,381,161
Group Total Gross Profit	3,615,179	13,295,896	-9,680,717
% of increase or decrease (-)	-73%

Revenues (consulting, service, commission and management fee):

Revenues decreased by $16,777,856, or 56%, from $29,903,907 for the quarterly period ended March 31, 2015 to $13,126,051 for the same period ended March 31, 2016. The decrease was primarily due to following factors:

(i) A decrease in construction activity primarily at PF(2) and PF(3).

(ii) There was no restaurant development work being carried out during the quarter, in contrast to Q1 2015.

Correspondingly, the cost of services for consulting, service, commission and management fee decreased by $7,097,139, or 43%, from $16,608,011 for the quarterly period ended March 31, 2015 compared to $9,510,872 for the same period ended March 31, 2016. The decrease was primarily due to the decrease of work in progress on PF(2) & PF(3) and restaurants.

Gross profit of consulting, service, commission and management fees decreased by $9,680,717, or 73%, from $13,295,896 for the quarterly period ended March 31, 2015 compared to $3,615,179 for the same period ended March 31, 2016. The decrease was primarily due to the decrease of work in progress on PF(2) & PF(3) and restaurants.

However, the Company is expecting the following developments to improve this sector from Q2 2016 onward into FY 2018:

1.	PF(2)
1.1.	Phase (3) work of PF(2) in expanding its Brood Stock and Nursery facilities from its current production capacity of 2,500 million pieces fingerling / year to 5,000 million pieces in 2017 & 7,500 million pieces in 2018.
1.2.	Completion of Phase (2) in the development of its 20,000 m2 RAS enclosed dams for prawn grow-out, and
1.3.	Construction and development of PF(3)’s other 600 Mu open dam fish farm into a tourist resort farm with said land reserved for tourism by the local government.

2.	PF(3)
2.1.	Construction and development of Building (3)
2.2.	Completing work in progress of its salt, fresh and waste water dams on a 30,000 m2 block of land, and
2.3.	Completing work in progress of its internal roads, landscaping, and finishing work, etc.

3.	PF(4)

Its construction and development work is calculated to be the equivalent of 10 times PF(3) that is scheduled to be completed within 3.5 years through year-end 2019.

4.	Slaughter house and processing factory in Madagascar

The Madagascar Government has granted an exclusive abattoir license and an export permit to a group of Chinese businessmen operating in Madagascar to process sheep, goat and cattle for exports to China. This group of businessmen has appointed CA as their turnkey contractor to construct / develop the factory and has appointed CA to manage its operations.

The Company looks forward to a busy schedule for its Technology, Consulting and Service division throughout the coming years.

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Commencement date of development	% of completion as of 3-31-2016	Notes
Fish Farm (1)	Enping City	1,200 MT	13,200 m2	July 2010	Fully operational	With 16 APMs

Prawn Farm (1)	Enping City	2014=400MT 2015=1000 MT	23,100 m2	March. 2013	Fully operational Hydroponic farm	With 14 APMs Construction tentatively starts Q4 2016

Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT	165,000 m2	January 15, 2012	Operational	No plan for Other phases of development at the moment

Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2015=1B fingerling 2016=2B fingerling 2015=200MT 2016=400MT	247,500 m2	May 2012	70%	Operational with WIP to be continued till year end of 2017

Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Head	April 2011	Fully operational

Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2,500 head	February 2012	Fully operational

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		June 2012	Work in progress	Restaurant 7 & 8’s work has been completed.

NaWei wholesale Center	Guangzhou City		5,000 m2	July 2012	Completed	Operational.
	Shanghai City		3,000 m2	Sept. 2014	Completed	In operation..

New Zhongshan Prawn Project (PF3 & PF4)	Zhongshan City	Phase (1)S(1)= 10,000 MT Phase (2) = 60,000 MT	2.5 million m2	Nov. 2013	Minimal	90% Building (1) & (2) work in progress completed with WIP on water dams constructed on 30,000 m2 block.

Note (4) Other Income

Table (Note 4.1) below shows the Gain / Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for Q1 2016

The Company did not enter into any additional agreements with third parties to settle debt by issuance of the Company’s common stock during this quarter. During the quarter, the Company did not enter into any loan agreement with any third party as such total issued and outstanding as at March 31, 2016 remained at 20,133,757 shares.

Referencing the Company’s US$20m Trading Facility entered into in September, 2015 secured through issuance of shares at $12.50 / share for a period of 3 years. The said Trading facility was obtained for the application of Shanghai Distribution Center (“SDC”), such that SDC is responsible for payments of all related financial costs and fees (i.e., a one-time only establishment fee for the usage of letters of credit (“LC”) facility and if for documents against payment (“DP”) facility, a transaction fee of 1.5% to be paid on supplier’s invoice value per transaction).

However, there is a service fee associated with the return of the securitized shares to the Company at maturity calculated to 20% of the prevailing market price of said shares at date of return (the Service Cost); (i.e. if the market price of our shares will be (for instance) at $15 per share then the Service Cost will be $3 per share, thus the Company will need to pay $3 per share to get the shares back assuming that the full $20m has been fully subscribed and repaid by SDC and there will be no other transactional financial costs and fees left outstanding and unpaid). As such, at the completion and maturity of the Trading Facility arrangement, SDC will reimburse the Company on the said Service Cost. In the Company’s records these are non-cash transactions, the securitized shares issued each time are being debited to SDC’s account owing the said number of shares to the Company with a transaction ledger recording its corresponding transactions periodically.

As of April 30, 2016, there is a total of 1,235,000 shares cumulatively issued from September 22, 2015 to a secure facility valued at $15,437,500 with the remaining facility value of $4,562,500 (of $20m) secured by a Personal Guarantee provided by one of our directors and accepted by the trade facility provider; as such the said facility is now fully secured with all arrangements completed without further issuance of shares.

As of May 16, 2016, the total issued and outstanding shares is 21,356,859 shares which is an increase of (1,223,102 shares or 6%) to the period ended 31 March 2016 that were issued and paid to satisfy the entitlements and incentive bonus payments to:

●	68 employees and members of management in the amount of 248,384 shares (some which have been accrued since 2007).

●	7 Directors and executives for 841,967 shares (some which have been accrued since 2007). Accounts are being reconciled subsequent to distributions made to Company shareholders from carve-outs anticipated throughout the next two years.

●	7 in house (or permanently employed) consultants and advisors for 132,787 shares (some which have been accrued since 2013)

Typically, wage scales are very low in China, and as such, the Company has provided remuneration in the form of performance bonuses, whether in cash, shares or a combination thereof, in part to incentivize our workforce in a fair and equitable manner for their continuous dedicated service and long hours. The Company has paid this form of compensation since its inception, resulting in an adept, motivated and dedicated staff whose retention provides long-term benefits to the Company, especially in terms of providing continuity and limiting disruption throughout its multi-tiered stages of development.

The other income for the three months ended March 31, 2016 amounted to $161,480 and derived from the combination of (1) a gain on extinguishment of debt $0 (Note 4), a government grant of $312,468 and other income of $114,872 less interest expense of $265,860.

The other income for the three months ended March 31, 2015, had been derived from the combination of (1) a gain on extinguishment of debt $0 (Note 4), government grants of $83,180 and other incomes $62,646 less interest expenses of $783,606.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $ 0 and $0 has been credited (charged) to operations for the three months ended March 31, 2016 and 2015, respectively.

●	Note (5)General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $407,996, or 7.6%, from $5,349,513 for Q1 2015 to $5,757,509 for Q1 2016. The change was primarily due to decrease in office and corporate expenses of $(456,593) from $2,012,929 for Q1 2015 to $1,556,336 for Q1 2016, other and miscellaneous expenses related to the corporate work of $216,749 from $729,831 in Q1 2015 to $946,579 in Q1 2016 and interest expense of $405,170 from $783,606 in Q12015 to $1,188,776 in Q1 2016.

The Company is taking extra steps to ensure that these expenses are reduced in conformity with cash flow allowance.

Table (to Note 5)

Category	2016Q1	2015Q1	Difference

Office and corporate expenses	$1,556,336	$2,012,929	$-456,593

% of increase or decrease (-)	-23%

Wages and Salaries	$553,219	$668,688	$-115,469

Traveling and related lodging	$91,407	$82,893	$8,514

Motor vehicles expenses and local transportation	$39,730	$40,900	$-1,170

Entertainment and meals	$529,748	$50,313	$479,435

Others and miscellaneous	$946,579	$729,830	$216,749

Depreciation and amortization	$851,714	$980,354	$-128,640

Sub-total	$4,568,733	$4,565,907	$2,826

Interest expense	$1,188,776	$783,606	$405,170

% of increase or decrease (-)	52%

Total	$5,757,509	$5,349,513	$407,996

Note (6) Depreciation and Amortization

Depreciation and amortization increased by $548,840, or 42%, to $1,865,299 for Q1 2016 from $1,316,459 for Q1 2015. The increase was primarily due to the increase of depreciation by $466,274 to $1,268,612 for Q1 2016 from depreciation of $802,338 for Q1 2015 and the increase of amortization by $82,566 to $596,687for Q1 2016 from amortization of $514,121 for Q1 2015.

In this respect, total depreciation and amortization amounted to $1,865,299 for Q1 2016, of which amount $851,714 was reported under general and administration expenses and $1,013,585 was reported under cost of goods sold; whereas total depreciation and amortization was at $1,316,459 for Q1 2015 and out of which amount $980,354 was reported under General and Administration expenses and $336,105 was reported under cost of goods sold.

Although office and corporate expenses decreased by $0.4 million, or 23%, from Q1 2015’s $2 million to Q1 2016’s $1.6 million due primarily to the lower expenses incurred by various corporate exercises, the Company is targeting to reduce these expenses as much as possible. However, interest expense will continue to rise if the Company’s efforts to seek longer term debt financing to finance the development of PF(2), PF(3), PF(4) and SJAP’s canning factory become successful in the near future.

Note (7). Non-controlling interests

Table (F) below shows the derivation of non-controlling interest:

Names of intermediate holdingco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.	Tri way Industries Ltd.(HK)	Total
Abbreviated names	CA	(MEIJI)			(APWAM)	(TRW)

% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%	75%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Qinghai Sanjiang A Power Agriculture Co. Ltd. (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(JFD)
				Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Net income of the P.R.C. subsidiaries for the period ended 30. June 2015 in $	0	$(557,285)	$266,199	$1,122,128	$7,996,585	$1,295,615

Equity % of non-controlling interest	0%	25%	25%	24%	55%	25%

Non-controlling interest's shares of Net incomes in $	0	$(139,321)	$66,550	$269,311	$4,398,122	$323,904	$4,918,564

The Net Income attributed to non-controlling interest is $4,918,564 shared by (JHST, JHMC, HSA, SJAP and JFD collectively) for Q1 2016 as shown in Table (F) above.

Note (8) Earnings per share (EPS)

Earnings per share has no change (basic) and minimal changes (diluted), from EPS of $1.39 (basic) and $1.33 (diluted) Q1 2015 to EPS of $0.43 (basic) and $0.39(diluted) for Q1 2016.

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the three months ended March 31, 2016(Q1 2016) compared to the 12 months ended December 31, 2015.

Consolidated Balance sheets	March 31,2016	December 31, 2015	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	2,576,297	7,229,197	-4,652,900	B
Inventories	62,219,185	62,848,707	-629,522	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,306,885	1,306,885	-
Deposits and prepaid expenses	96,012,012	83,811,929	12,200,083	10
Accounts receivable	125,140,625	135,674,418	-10,533,793	11
Other receivables	62,832,483	59,780,587	3,051,896
Total current assets	350,087,487	350,651,723	-564,236
Property and equipment			-
Property and equipment, net of accumulated depreciation	106,059,022	104,259,079	1,799,943	12
Construction in progress	89,110,182	72,788,769	16,321,413	13
Land use rights, net of accumulated amortization	58,331,766	58,485,675	-153,909	14
Total property and equipment	253,500,970	235,533,523	17,967,447
Other assets			-
Goodwill	724,940	724,940	-
Long term inverstment	773,994	769,941	4,053
Proprietary technologies, net of accumulated amortization	10,644,565	10,784,358	-139,793	15
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	41,109,708	41,109,708	-
Total other assets	53,253,207	53,388,947	-135,740
Total assets	656,841,664	639,574,193	17,267,471
Current liabilities				16
Accounts payable and accrued expenses	8,432,026	9,345,559	-913,533
Billings in excess of costs and estimated earnings on uncompleted contracts	9,127,254	8,700,706	426,548
Due to a director	621,587	211,247	410,340
Other payables	7,621,409	4,792,579	2,828,830
Borrowings-Short term bank loan	4,184,378	4,466,040	-281,662
Bonds payable	-	-	-
Negotiable promissory notes	872,644	865,968	6,676
Total current liabilities	30,859,298	28,382,099	2,477,199
Non-current liabilities
Other payables	4,797,332	4,797,332
Long term debts	1,388,377	1,554,902	-166,525
Convertible note payable	35,560,989	34,904,739	656,250	16D
Total non-current liabilities	41,746,698	41,256,973	489,725
Stockholders’ equity
Preferred stock
Series A preferred stock	-	-	-
Series B convertible preferred stock	-	-	-
Common stock	20,134	20,134	-
Additional paid-in capital	142,882,173	142,882,173	-
Retained earnings	348,223,322	339,616,638	8,606,684
Accumulated other comprehensive income	2,077,283	1,427,638	649,645
Treasury stock	-1,250,000	-1,250,000	-
Total SIAF Inc. and subsidiaries' equity	491,952,912	482,696,583	9,256,329
Non-controlling interest	92,282,756	87,238,538	5,044,218
Total stockholders' equity	584,235,668	569,935,121	14,300,547
Total liabilities and stockholders' equity	656,841,664	639,574,193	17,267,471

This Part B discusses and analyzes certain items that we believe would assist stakeholders in obtaining a better understanding of the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalent

The change in cash and cash equivalents of $(4,652,900) derived from cash and cash equivalents of $2,576,297 and $7,229,197 as at March 31, 2016 and 31 December 2015, respectively. The significant difference in cash and cash equivalents between these two dates is primarily due to the lower revenues generated during Q1 2016 compared to year ended December 31, 2015.

Note (9) Break down on inventories

	Mar 31,2016	December 31,2015	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	3,260,828	4,053,459	(792,631)
Bread grass	248,970	1,207,260	(958,290)
Beef cattle	6,699,747	5,026,404	1,673,343
Organic fertilizer	11,598,506	10,815,983	782,523
Forage for cattle and consumable	11,489,016	10,328,365	1,160,651
Raw materials for bread grass and organic fertilizer	17,078,669	15,440,348	1,638,321
Beef and mutton	10,486,328	14,593,458	(4,107,130)
Immature seeds	1,357,121	1,383,431	(26,310)
	62,219,185	62,848,708	(629,523)

The main increases in inventories came from (i) organic fertilizer (up $5.5 m) and forage for cattle and consumable (or concentrated livestock feed) (up $2.3 million) and (ii) beef and mutton (up $5.4 m) resulted from effect of lower sales caused surplus inventories for (i) and increasing of imported beef & mutton for SJAP and the SIAF corporate sector for (ii), respectively.

Note (10) Breakdown of Deposits and Prepaid Expenses

The actual deposit and prepaid expenses increased by $12.2m from Q1 2015’s $83.8m to Q1 2016’s $96m.

	March 31 2016	December 31 2015	Difference
	$	$	$
Deposits for
Purchases of equipment	6,975,629	4,963,245	2,012,384
acquisition of land use right	3,373,110	3,373,110	-
inventories purchases	22,394,687	19,948,867	2,445,820
aquaculture contracts	6,602,279	4,340,741	2,261,538
building materials	8,632,259	9,197,796	-565,537
consulting services providers and others	22,354,658	20,243,172	2,111,486
construction in progress	11,281,100	11,281,100	-
prepayments-debts discounts and others	14,216,699	9,919,126	4,297,573
shares issued for employee compensation and oversea professional and bond interest	181,591	544,772	-363,181
	96,012,012	83,811,929	12,200,083

Below Note (10.1 and 10.2) are records previously indicated in the 10K 2015 and repeated herein for recording purposes:

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of March 31, 2016, we have $3,373,110 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•	$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final official approval to be granted as the new local ordinances on agriculture land delayed the processing of our application, and as date of this report, it has not been approved officially.

•	$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies”:

Under account of	Segment of	Project name	Estimated total	Estimated time	Current status	Deposit & prepayments	Land Bank	% equivalent
Subsidiary			Asset value	of Acquisition	of Project	made as of 31. March 2015	or Built Up area	to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center				1,032,914

CA	Fishery	Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
		Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000	56%
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped	29%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
						41,109,708

Note (11) Breakdown of Accounts receivable:

	March 31,2016
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	16,222,431	9,589,157	-	4,089,402	2,543,872
Sales of Live Fish, eels and prawns (from Farms) (CA)	26,695,185	17,884,670	5,023,658	3,786,857	-
Sales of imported seafood (SIAF)	7,951,039	6,701,867	-	1,249,172	-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	7,169,124	3,192,385	3,976,739	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)	8,335,497	-	-	-	8,335,497
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	26,664,999	2,870,525	5,733,238	5,582,001	12,479,235
Sales Fertilizer from (HSA)	11,005,977	1,790,156	3,378,991	2,010,936	3,825,894
Sales of Beef (QZH)	21,096,373	7,592,595	8,272,046	2,061,888	3,169,844
	-	-	-	-	-
Total	125,140,624	49,621,355	26,384,672	18,780,256	30,354,342

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable aging is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days and therefore no diminution in value is required, as the credit quality of the receivables is not in doubt.

Fish Sales (CA): Most farmed fish are sold to wholesalers at prevailing daily market prices and aging is within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes longer than for other fish). The receivable of 90 to 120 days and over 120 days amounted to $5.8 million and 4.5 million, respectively are more than other years due primarily to more goods being sold to Shanghai (“WC2”) and Guangzhou (“WC2”) distribution centers whereby they have increased their sales to more supermarket chains, secondary and third tier distributors etc. such that we provided WC1 and WC2 with longer credit terms so they could generate more sales, accordingly. These debtors represent credit quality receivables as they are well established wholesalers, distributors, chain stores and distribution centers having profitable and viable businesses with a good track record, and therefore provision of diminution in value is not required as collection is not in doubt.

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

Sales Fertilizer from (HSA): HSA’s receivable situation is normal that HSA provides longer credit terms to its customers especially the lake fishermen who pay for their outstanding balances after they have sold their harvests.

Sales of HU Flowers (Fresh & Dried) (JHST): JHST’s receivable situation is normal, because (as explained previously) JHST does not keep much inventory in dried flowers and immortal vegetables such that majority of the dried products are sold to the wholesalers and in turn the wholesalers keep the inventory and sell them over the year gradually to maintain orderly sales and stable prices without having to dump all dried products during the harvest season of 3 to 4 months. Therefore JHST gives long trading terms to said wholesalers and allows them to pay gradually over the year with the condition that all outstanding must be paid fully before the start of the next season. These debtors represent credit quality receivables as they are well established wholesalers with profitable and viable businesses with a good track record, and have been selling goods for JHST for many years, thus a provision of diminution in value is not required as collection is not in doubt.

Sales of Beef (QZH): Most of QZH’s customers are first tier wholesalers and distributors in cities of provinces that are next to Qinghai provinces (i.e. Xin Ziang, Gan Su, Si Chuan and Xi Zang) that QZH gives various trading terms. Its receivable currently is normal referencing the table below:

		2015
	Total sales Q1 2016	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$	$
Sales of Beef (QZH)	17,656,622	21,096,373	7,592,595	8,272,046	2,061,888	3,169,844

% of total receivables			36%	39%	10%	15%

Information on Concentration of credit risk of account receivables:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the financial statements who have accounted for 50.45% of our consolidated revenues for Q1 2016 as shown in the table below:

	three months ended March 31, 2016
	% of total Revenue	Customer's Total Revenue
Customer A	21.03%	15,126,359
Customer B	11.96%	8,598,464
Customer C	10.34%	7,438,503
Customer D	7.11%	5,114,484

	50.44%	36,277,810

Customer A is Hunan City Bo Bo Go Super market Chain (“BBG”), which is a publicly traded company in China with more than 5,000 chain stores and 11,000 7/11 stores operating in various districts and cities of China. During Q1 2016, we sold $15 million of goods to BBG representing 21% of our total sales of goods revenue of $72 million derived mainly from CA’s fishery segment and part of SJAP (QZH)’s segment of beef.

Customer B is WangJianWha, owner of Guangzhou Wholesale market (Store 17) who distributes our live prawns to over 30 other wholesalers at the same Guangzhou Wholesale Fish Markets. Although we sell our live prawns to one wholesaler (Mr. WangJianWha) that does not mean that our live prawns were sold by one wholesaler but by over 30 wholesalers. The purpose of using one main wholesaler as our main distributor is to have just one person responsible for payments to us such that we shall not need to collect sales proceeds from the 30 or more wholesalers. During Q1 2016, we sold to Mr. WangJianWha 11.96% of our total consolidated revenue (equivalent to $8,598,464 out of our total revenue of $71,913,054) derived from the sales of CA’s live prawns under the segment of Fishery.

Customer C is one of our main agents, namely Mr. Xian Zhiming (Legal representative of “Zhongshan City A Power Agriculture Development Co. Limited,” (ZSAPAD), the SFJVC of the Zhongshan new prawn farm). In our account, ZSAPAD’s legal representative is the person responsible for its company affair, such that we quote Customer B in the name of Xian Zhiming instead of ZSAPAD. As of 31 March 2016 all of its receivables to the Company are within trading terms of 60 to 90 days though we have agreed to extend trading terms between 120 days to 180 days in the interim until such time as we assist them to procure a project loan of up to $60 million targeting on or before September 30, 2016.

Customer D is Han Zhiqiang one of our main live seafood wholesalers operating from Store 8 Guangzhou seafood wholesale market and has been our customer since 2012 distributing majority of live fish and eels. We sold over $5 million (or 6.9% of total sales of live seafood’s revenue of $72 million) to Mr. Han during the quarter.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March 31, 2016	December 31,2015

Customer A	12.39%	13.71%
Customer B	10.93%	10.12%
Customer C	10.71%	-
Customer D	8.56%	9.31%
Customer E	-	11.31%

	42.59%	44.45%

As of March 31, 2016, amounts due from customers A, B and C are $15,504,621, $13,678,559, and $13,399,381, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

Customer A is same as Customer C above namely Mr. Zhen Runchi,

Customer B is same as Customer B above namely Mr. Xian Zhiming,

Customer D is “Li Hongzhen

Customer E is no longer applicable.

Note (11.b). Other Receivables

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

Note 2 & 5:

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

Note (12) Property and equipment, net of accumulation depreciation

As at March 31, 2016
$
Plant and machinery	6,481,690
Structure and lease hold improvements	90,612,871
Mature seeds and herbage cultivation	16,599,717
Furniture and equipment	704,153
Motor vehicles	790,434
115,188,865

Less: Accumulated depreciation	-9,129,843
Net carrying amount	106,059,022

Note (13) Construction in progress

As at March 31, 2016
$
Construction in progress
- Oven room、road for production of dried flowers	3,079,766
- Office, warehouse and organic fertilizer plant in HSA.	29,518,576
- Organic fertilizer and bread grass production plant and office building	12,867,960
- Rangeland for beef cattle and office building	33,110,318
- Fish pond	7,430,899

86,007,519

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2016.03.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	214,482	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	33,763,405	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	331,967	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	910,740	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	880,242	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,924,110	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,749,837	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	823,023	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	708,496	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,562,417	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,250,102	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,811,602	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	469,019	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	338,850	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	4,230,982	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,741,948
Exchange difference							-973,389		-1,379,456

			654				66,257,263	131,789	58,331,766

Note (16) Current Liabilities:

	As at March 31, 2016	Note
Current liabilities
Accounts payable and accruals	8,432,026	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	9,127,254
Due to a director	621,587	16 B
Other payables	7,621,409
Borrowings-Short term bank loan	4,184,378
Negotiable promissory notes	872,644

	30,859,298

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms means that most purchases are paid for in cash or short credit terms (7 to 10 days), and in a way this allows us better bargaining ability to obtain cash discounts resulting in the low trade account payables and accruals balance of $8.4 million, about 12% of total sales of $72 million for the reasons stated below:

Our main Account Payables during Q1 2016 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of goods sold averaging 41% for CA.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned excellent credibility with all of our suppliers and sub-contractors.

3.	Fish sales started gradually in late 2011, and the cost of sales was averaged at 76% for Q1 2016, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.

4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish with cost of goods averaging 77% for Q1 2016. It is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 95% for Q1 2016. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short credit term after delivery.

5.	In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 54% for Q1 2016. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

 Note (16C): Analysis of Other Payables:

As of March 31, 2016, other payables totaling $12,418,741 was composed of the following:

During Q1 2016, the Company issued promissory notes amounting to $0 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries). During Q1 2016 we redeemed $ 0 of Promissory Notes for advances granted by third parties in fiscal year 2012 as well as in the early months of 2014 by the issuance of shares leaving a balance of $2,200,000 of promissory notes still due and outstanding as of March 31, 2016.

A grant of $2,279,797 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP ultimately proves to be unable to complete the project, it will have to repay the grant to the Government. As of March 31, 2016, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

For the three months ended March 31, 2016, other advances had been provided by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment and interest free without promissory notes or agreements but instead, verbal understandings. These sums amount to $7,938,944 unpaid and outstanding as of March 31, 2016.

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

The Company failed to file US tax returns for the years ended December 31, 2007 through December 31, 2014 in compliance with US Treasury Internal Revenue Service Code. The Company has reviewed its tax position with the assistance US tax professionals and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has appointed a US tax professional to assist in filing these income tax returns.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the three months ended March 31, 2016 and 2015 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the three months ended March 31, 2016 and 2015.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the three months ended March 31, 2016 and 2015.

No Sweden Corporate income tax has been provided in the consolidated financial statements, since SIAFS incurred a tax loss for the three months ended March 31, 2016.

No deferred tax assets and liabilities have been assessed as of March 31, 2016 and December 31, 2015 since there was no difference between the financial statements carrying amounts and the tax basis of assets and liabilities utilizing the enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of March 31 2016, unrestricted cash and cash equivalents amounted to $2,576,297 (see notes to the consolidated account), and our working capital as of March 31, 2016 was $319,228,189.

As of March 31 2016, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,184,378				4,184,378
Convertible Note Payable		35,560,989			35,560,989
Long Term Debts	1,388,377				1,388,377
Promissory Notes	2,200,000				2,200,000
Debt loan		4,797,332			4,797,332

Cash provided by operating activities amounted to $14,716,994 for Q1 2016. This compares with cash provided by operating activities totaling $27,545,084 for Q1 2015. The decrease in cash flows from operations primarily resulted from the increase of deposits and prepaid expenses to $(12,381,674) for Q1 2016 from $(597,390) for Q1 2015.

Cash used in investing activities totaled $(19,818,653) for Q1 2016. This compares with cash used in investing activities totaling $(20,297,099) for Q1 2015. The decrease in cash flows used in investing activities primarily resulted from payment for construction in progress of $(15,966,419) in Q1 2016 from $(18,845,219) in Q1 2015. .

Cash used in financing activities totaled $(448,187) for Q1 2016. This compares with cash from financing activities totaling $(0) for Q1 2015. The increase cash provided by financing activities due to the decrease of long-term debts repaid of $(448,187) in Q1 2016 from $(0) in Q1 2015.

Acquisition of SFJVC’s and further acquisition plan:

An SFJVC agreement typically contains an option clause for further investment.  Initially, the China Developer of project companies invites us to invest in their venture. If management believes it to be advisable, it carries out an in-depth study of the target company including legal due diligence, business plan, budget and projected financial information. The final decision is made through the resolution of the Company’s Board of Directors. If the decision is made to proceed with an investment, there is first formed an SFJVC, within which the Company acquires further equity interest. The acquisition price of such interest is determined in accordance to the book value of the SFJVC as of the acquisition date. Consideration generally consists in part of cash and in part of contract against trade debts owed by the China Developer due to Consulting & Services fees charged to the China Developer by the Company in accordance with the Consulting & Services agreement.   Project companies record development cost as construction in progress and treat the amount due to us as partial investment in the new SFJVC.

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

We plan to acquire further SFJVC’s at the time they will be formed officially after their approval by relevant China Authorities.

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

Part F. Pro-forma on records of historical performances reflecting the Company’s “Free Cash Flow “derivation: (Inclusive of SIAF and subsidiaries in segments containing Non-GAAP derivation)

	2013	2014	2015	2016Q1	Total

Sale of goods	209	323	337	59	957
Consulting income	52	81	92	13	276

Cost of goods sold	139	231	261	44	682
Cost of service	21	44	57	9	140

EBITDA	98	119	101	17	384

Depreciation & amortization	3	5	5	2	14

Net income attributable to SIAF & subsidiaries	74	92	66	9	289

Non - controlling interest	20	22	25	5	72

Net Incomes of the group	94	114	91	14	361

Total Assets	357	513	640	656

Current assets	147	282	350	350

Total liabilities	38	72	70	72

Current liabilities	31	52	28	31

Capital employed	326	461	611	625	-

Total stockholders equity	319	441	569	584
Internal transaction adjustment	0	-0	-0	-
Total stockholders equity (adjustment)	319	440	569	584

ROCE	49%	59%	49%	35%

Total Capex	71	35	47	20	187
1. property and equipment	22	21	43	4	104
2. construction in progress	41	10	4	16	68
3. land use right	4	4	-	-	11
4. proprietary technologies	4	-	-	-	4

Ending balance	116	230	322	319
1.cash and cash equivalents	1	3	7	3
2.inventories	8	46	63	62
3.deposits and prepaid expenses	51	76	84	96
4. account receivable	82	105	136	125
5.other receivables	5	52	60	64
6. account payables and accrued expenses	-11	-22	-9	-8
7. short term loan	-4	-4	-4	-4
8. other payables	-16	-26	-15	-19

Total increase of wc	5	114	92	-3	264

Total capex and increase of wc	76	149	139	17	451

Free Cash Flow (FCF)	22	-30	-37	-0	-67

Net Debt	-5	-20	-41	-46

Total authorized common stocks	17	23	23	23

Weighted average of total issue & outstanding common stocks
Basic	12	16	17.89	20.13
Diluted	13	17	18.29	20.13

Earning per share (or EPS)
Basic	6.14	5.79	3.63	0.47
Diluted	5.76	5.55	3.59	0.47

E.2 on APWAM (holding company of SJAP).

	2013	2014	2015	2016Q1	Total

Sale of goods	62	102	144	26	335

Cost of goods sold	38	68	111	18	235

EBITDA	27	33	34	9	103

Depreciation & amortization	-	1	1.01	0.57	2

Net income attributable to SIAF & subsidiaries	12	14	15	4	44

Non - controlling interest	15	17	18	4	55

Net Incomes of the group	27	31	33	8	99

Total Assets	88	158	200	213

Current assets	35	83	105	108

Total liabilities	15	28	17	17

Current liabilities	14	16	14	14

Capital employed	74	142	186	199

Total stockholders equity	73	130	183	196
Internal transaction adjustment	-32	-58	-78	-83
Total stockholders equity (adjustment)	41	72	105	113

ROCE	47%	46%	49%	36%

Total Capex	38	20	21	10	93
1. property and equipment	12	6	31	3	58
2. construction in progress	24	14	-10	7	32
3. land use right	-	-	-	-	1
4. proprietary technologies	2	-	-	-	2

Ending balance	21	67	91	97
1.cash and cash equivalents	0.38	1	2	0
2.inventories	4	27	34	37
3.deposits and prepaid expenses	13	19	18	18
4. account receivable	16	34	48	48
5.other receivables	2	2	2	4
6. account payables and accrued expenses	-5	-4	-5	-5
7. short term loan	-4	-4	-4	-4
8. other payables	-5	-8	-5	-2

Total increase of wc	3	46	24	6	79
					-
Total capex and increase of wc	41	66	45	16	172
					-
Free Cash Flow (FCF)	-14	-33	-10	-7	-70

Net Debt	-5	-7	-6	-6

E.3.SIAF’s Corporate Operational division

	2013	2014	2015	2016Q1	Total

Sale of goods	22	51	38	6	117
Consulting income	9	5	4	-	18

Cost of goods sold	19	45	33	5	102
Cost of service	3	5	1	-	9

EBITDA	6	6	0	-2	11

Depreciation & amortization	-	0	0	-

Net income attributable to SIAF & subsidiaries	6	6	-5	-2	5

Non - controlling interest	-	-	-	-

Net Incomes of the group	6	6	-5	-2	6

Total Assets	19	43	95	96

Current assets	10	39	76	75

Total liabilities	8	13	39	42

Current liabilities	6	10	1	8

Capital employed	13	33	94	88

Total stockholders equity	11	30	56	54
Internal transaction adjustment	87	82	89	91
Total stockholders equity (adjustment)	98	112	145	145

ROCE	73%	40%	3%	-12%

Total Capex	2	1	4	2	7
1. property and equipment	-	-	-	-
2. construction in progress	-	1	4	2	5
3. land use right	-	-	-	-
4. proprietary technologies	2	-	-	-	2

Ending balance	4	29	76	67
1.cash and cash equivalents		2	-	1
2.inventories	-	-	4	-
3.deposits and prepaid expenses	2	2	28	28
4. account receivable	8	9	9	8
5.other receivables	0	26	35	38
6. account payables and accrued expenses	-1	-3	-	-
7. short term loan	-	-	-	-
8. other payables	-5	-7	-1	-8

Total increase of wc	4	25	47	-9	58

Total capex and increase of wc	6	26	51	-7	65

Free Cash Flow (FCF)	0	-20	-51	5	-50

Net Debt	-	-13	-35	-35

E.4. CA (Fishery Development Division)

	2013	2014	2015	2016Q1	Total
	In rounded figures of $ million
Sale of goods	47	54	47	8	184
Consulting income	36	76	88	13	250

Cost of goods sold	33	31	35	6	119
Cost of service	13	39	56	9	131

EBITDA	37	55	43	6	176

Depreciation & amortization	-	-	0	-

Net income attributable to SIAF & subsidiaries	37	55	43	6	176

Non - controlling interest	-	-	-	-

Net Incomes of the group	37	55	43	6	176

Total Assets	81	111	123	124

Current assets	54	79	85	85

Total liabilities	7	20	10	10

Current liabilities	4	20	10	10

Capital employed	77	91	113	114

Total stockholders equity	74	91	113	114
Internal transaction adjustment	45	84	104	109
Total stockholders equity (adjustment)	119	174	217	223

ROCE	97%	140%	119%

Total Capex	3	4	-	3	7
1. property and equipment	-	-	-	-	-
2. construction in progress	3	-	-	3	3
3. land use right	-	4	-	-	4
4. proprietary technologies	-	-	-	-	-

Ending balance	50	59	75	75
1.cash and cash equivalents	-	-	-	-
2.inventories	-	-	-	-
3.deposits and prepaid expenses	16	32	23	25
4. account receivable	36	28	44	43
5.other receivables	2	19	19	17
6. account payables and accrued expenses	-	-11	-1	-1
7. short term loan	-	-	-	-
8. other payables	-4	-9	-9	-9

Total increase of wc	-	9	16	0	44

Total capex and increase of wc	3	13	16	3	51

Free Cash Flow (FCF)	34	42	27	3	119

Net Debt	-	-	-	-

E.5. Tri-way (the holding company of Fish Farm (1))

	2013	2014	2015	2016Q1	Total

Sale of goods	25	52	39	8	124

Cost of goods sold	19	41	33	6	99

EBITDA	6	10	6	2	24

Depreciation & amortization	0	1	0.79	0.22	2

Net income attributable to SIAF & subsidiaries	5	8	3	1	17

Non - controlling interest	1	2	2	0	6

Net Incomes of the group	6	10	5	1	22

Total Assets	21	21	24	26

Current assets	6	-	13	13

Total liabilities	-	-	-	-

Current liabilities	-	-	-	-

Capital employed	21	21	24	26

Total stockholders equity	21	21	24	26
Internal transaction adjustment	-7	2	4	3
Total stockholders equity (adjustment)	13	23	28	29

ROCE	53%	97%	87%	62%

Total Capex	2	1	2	-	11
1. property and equipment	-	2	2	-	10
2. construction in progress	2	-1	-	-	1
3. land use right	-	-	-	-	-
4. proprietary technologies	-	-	-	-

Ending balance	6	10	13	13
1.cash and cash equivalents	-	-	5	1
2.inventories	2	3	4	3
3.deposits and prepaid expenses	4	4	2	6
4. account receivable	-	-	-	-
5.other receivables	-	3	3	3
6. account payables and accrued expenses	-	-	-	-
7. short term loan	-	-	-	-
8. other payables	-	-	-	-

Total increase of wc	-1	4	3	0	13

Total capex and increase of wc	1	5	5	0	24

Free Cash Flow (FCF)	5	5	1	1	4

Net Debt	-	-

E.6. MEIJI and Cattle Farm (Development and holding company of CF (1))

	2013	2014	2015	2016Q1	Total

Sale of goods	18	33	35	5	91
Consulting income	7	-			7

Cost of goods sold	13	31	33	5	82
Cost of service	5	-			5

EBITDA	5	2	3	1	10

Depreciation & amortization	0	0	0.59	0.17	1

Net income attributable to SIAF & subsidiaries	5	1	2	0	8

Non - controlling interest	-	-	0	0	0

Net Incomes of the group	5	1	2	0.4	8

Total Assets	34	42	39	39

Current assets	11	17	18	17

Total liabilities	2	5	-	-

Current liabilities	1	-	-	-

Capital employed	33	42	39	39

Total stockholders equity	32	37	39	39
Internal transaction adjustment	-10	-14	-14	-14
Total stockholders equity (adjustment)	22	23	25	25

ROCE	43%	36%	21%	9%

Total Capex	-	-	2	1	4
1. property and equipment	-	-	2	1	2
2. construction in progress	-	-	-	-	-
3. land use right	-	-	-	-	2
4. proprietary technologies

Ending balance	10	17	18	17
1.cash and cash equivalents	0.49	-	-	-
2.inventories	1	1	4	5
3.deposits and prepaid expenses	1	3	3	5
4. account receivable	9	13	11	7
5.other receivables	-	-	-	-
6. account payables and accrued expenses	-	-	-	-
7. short term loan	-	-	-	-
8. other payables	-1	-	-	-

Total increase of wc	2	7	1	-1	13

Total capex and increase of wc	2	7	3	0	23

Free Cash Flow (FCF)	3	-5	-0	1	-2

Net Debt

E.7. MEIJI and JHST plantation division

	2013	2014	2015	2016Q1	Total

Sale of goods	23	11	14	-	48

Cost of goods sold	10	4	4	-	18

EBITDA	11	6	9	-0	26

Depreciation & amortization	1	1	1.15	0.31	4

Net income attributable to SIAF & subsidiaries	7	4	6	-0.42	16

Non - controlling interest	3	1	2	-0.14	6

Net Incomes of the group	10	5	8	-0.56	22

Total Assets	37	39	45	42

Current assets	19	24	21	20

Total liabilities	-	1	1	1

Current liabilities	-	1	-	-

Capital employed	37	38	45	42

Total stockholders equity	37	38	44	41
Internal transaction adjustment	-13	-9	-7	-5
Total stockholders equity (adjustment)	24	29	37	36

ROCE	43%	55%	51%	29%

Total Capex	10	1	5.1	-	19
1. property and equipment	6	1	2.5	-	13
2. construction in progress	-	-	2.6	-	3
3. land use right	4	-	-	-	4
4. proprietary technologies	-	-	-	-	-

Ending balance	19	23	21	20
1.cash and cash equivalents	-	-	-	-
2.inventories	1	1	1	2
3.deposits and prepaid expenses	9	11	6	9
4. account receivable	9	11	12	8
5.other receivables	-	1	1	1
6. account payables and accrued expenses	-	-	-	-
7. short term loan	-	-	-	-
8. other payables	-	-1	-	-

Total increase of wc	2	4	-2	-1	17

Total capex and increase of wc	12	5	3	-1	36

Free Cash Flow (FCF)	-1	1	6	0	-3

Net Debt

E.8. HSA (the Hunan fertilizer Operation)

	2013	2014	2015	2016Q1	Total

Sale of goods	12	20	20	5	57

Cost of goods sold	7	11	12	3	33

EBITDA	4	7	7	2	19

Depreciation & amortization	1	1	1.48	0.43	4

Net income attributable to SIAF & subsidiaries	2	5	4	0.85	12

Non - controlling interest	1	1	1	0.27	3

Net Incomes of the group	3	6	5	1.12	15

Total Assets	76	99	115	116

Current assets	11	30	32	32

Total liabilities	6	5	4	2

Current liabilities	6	5	4	2

Capital employed	70	94	111	114

Total stockholders equity	70	94	111	114
Internal transaction adjustment	-69	-87	-99	-101
Total stockholders equity (adjustment)	1	7	12	13

ROCE	2%	9%	10%	5%

Total Capex	16	8	13	3	56
1. property and equipment	4	12	6	-	22
2. construction in progress	12	-4	7	3	27
3. land use right	-	-			7
4. proprietary technologies	-	-			-

Ending balance	5	25	29	30
1.cash and cash equivalents	-	-	-	0
2.inventories	-	14	15	15
3.deposits and prepaid expenses	6	5	5	5
4. account receivable	4	10	12	11
5.other receivables	1	1	1	1
6. account payables and accrued expenses	-5	-4	-4	-2
7. short term loan	-	-	-	-
8. other payables	-1	-1	-	-

Total increase of wc	-6	20	4	2	-2

Total capex and increase of wc	10	28	17	5	55

Free Cash Flow (FCF)	-6	-21	-10	-3	-35

Net Debt

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended March 31, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financial statements for the three months ended March 31 2016 results are for the period then ended and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $31 and $8,693 for the three months ended March 31, 2016 and 2015, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $666,258 and $708,843 for the three months ended March 31, 2016 and 2015, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the twelve months ended March 31, 2016 or December 31, 2015.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2016 and 2015, the Company determined no impairment losses were necessary.

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

For the quarter ended March 2016 and 2015, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.43 and $1.39, respectively. For the quarter ended March 31, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.39 and $1.33, respectively.

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

For the three months ended March 31, 2016

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31, 2016 and December 31, 2015 were translated at RMB6.46 to $1.00 and RMB6.14 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2016 and March 31, 2015 were RMB6.53 to $1.00 and RMB6.14 to $1.00, respectively.

For the three months ended March 31, 2015

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31, 2015 and December 31, 2014 were translated at RMB6.14 to $1.00 and RMB6.15 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2015 and March 31, 2014 were RMB6.14 to $1.00 and RMB6.12 to $1.00, respectively

ACCUMULATED OTHER COMPREHENSIVE INCOME

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

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists". These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated financial statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes.

Foreign Currency Risk

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi (RMB) into foreign currencies and, if the RMB were to decline in value, reducing our revenue in U.S. dollar terms.

The Chinese government currently manages the exchange rate of the RMB. The value of our common stock is indirectly affected by the foreign exchange rate between the U.S. dollar and the RMB. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar does affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2012 through 2015 were RMB6.31, RMB6.19, RMB6.14, and RMB6.23, respectively.

Depository Insurance Risk

Cash and cash equivalents are held for working capital purposes and consist primarily of bank deposits. We do not enter into investments for trading or speculative purposes.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of bank failure, we may not have access to, or may lose entirely, our funds on deposit. This exposure could result in our inability to immediately access funds to pay our suppliers, employees and/or other creditors.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

None.

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

SINO AGRO FOOD, INC.

May 16, 2016	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

May 16, 2016	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 16, 2016	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

May 16, 2016	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

May 16, 2016	By:	/s/ CHEN BORHANN
Chen Bor Hann Corporate Secretary

May 16, 2016	By:	/s/ YAP KOI MING
Yap Koi Ming Director

May 16, 2016	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

May 16, 2016	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Director

May 16, 2016	By:	/s/ SOH LIM CHANG
Soh Lim Chang Director

