Form 10-Q
period 2016-06-30
Sino Agro Food, Inc.
filed 2016-08-09
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, there were 21,465,322 shares of our common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

14/F., San Toi Building, 137-139 Connaught Road Central, Hong Kong.

Tel : (852) 2581 7500

Fax : (852) 2581 7588

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

INDEPENDENT ACCOUNTANT’S REPORT

We have reviewed the consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of June 30, 2016 and December 31, 2015, the related consolidated statements of income and other comprehensive income for the three-month ended June 30, 2016 and 2015, and the six-month periods ended June 30, 2016 and 2015, and cash flows for the six-month periods ended June 30, 2016 and 2015. This interim financial information is the responsibility of the company's management.

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

s/ECOVIS ECOVIS David Yeung Hong Kong
ECOVIS David Yeung Hong Kong

Hong Kong
August 9, 2016

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2016	2015
	Note	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	5	$3,320,287	$7,229,197
Inventories	6	65,672,097	62,848,707
Costs and estimated earnings in excess of billings on uncompleted contracts	19	1,306,885	1,306,885
Deposits and prepayments	7	95,499,629	83,811,929
Accounts receivable, net of allowance for doubtful accounts	8	128,587,659	135,674,418
Other receivables	9	73,375,022	59,780,587
Total current assets		367,761,579	350,651,723
Plant and equipment
Plant and equipment, net of accumulated depreciation	10	107,201,631	104,259,079
Construction in progress	11	98,983,538	72,788,769
Land use rights, net of accumulated amortization	12	56,618,491	58,485,675
Total plant and equipment		262,803,660	235,533,523
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	10,448,565	10,784,358
Investment in unconsolidated equity investee	15	150,806	-
Long term investment	16	754,034	769,941
Temporary deposits paid to entities for investments in Sino joint venture companies	17	41,109,708	41,109,708
Total other assets		53,188,053	53,388,947

Total assets		$683,753,292	$639,574,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$15,219,495	$9,345,559
Billings in excess of costs and estimated earnings on uncompleted contracts	19	7.731,837	8,700,706
Due to a director		711,715	211,247
Other payables	20	6,927,260	4,792,579
Borrowings - Short term bank loan	21	4,389,365	4,466,040
Negotiable promissory notes	22	879,321	865,968
		35,858,993	28,382,099

Non-current liabilities
Other payables	20	4,797,332	4,797,332
Borrowings - Long term debts	21	1,039,680	1,554,902
Convertible note payables	23	28,289,106	34,904,739
		34,126,118	41,256,973

Commitments and contingencies	27	-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 and 100 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	24	$-	$-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	24	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	24	-	-
Common stock: $0.001 par value (22,727,273 shares authorized, 21,465,322 and 20,133,757 shares issued as of June 30, 2016 and December 31, 2015, respectively)	24	21,465	20,134
Additional paid - in capital		150,844,732	142,882,173
Retained earnings		367,019,614	339,616,638
Accumulated other comprehensive income		(1,018,494)	1,427,638
Treasury stock	24	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		515,617,317	482,696,583
Non - controlling interest		98,150,864	87,238,538
Total stockholders' equity		613,768,181	569,935,121
Total liabilities and stockholders' equity		$683,753,292	$639,574,193

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

		Three months ended	Three months ended	Six months ended	Six months ended
	Note	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
- Sale of goods		$105,009,247	$82,020,302	$163,796,250	$167,592,845
- Consulting and service income from development contracts		18,945,280	8,343,423	31,644,377	37,713,262
- Commission and management fee		327,728	490,003	734,682	1,024,071
	3	124,282,255	90,853,728	196,195,309	206,330,178
Cost of goods sold	3	(80,901,589)	(62,208,398)	(124,448,353)	(125,498,386)
Cost of services	3	(13,416,468)	(6,708,419)	(22,927,340)	(23,316,430)

Gross profit		29,964,198	21,936,911	48,819,616	57,515,362
General and administrative expenses		(3,579,954)	(5,392,206)	(8,148,687)	(9,958,113)
Net income from operations		26,384,244	16,544,705	40,670,929	47,557,249
Other income (expenses)

Government grant		-	58,661	312,468	141,841

Other income		96,058	89,821	210,929	152,467

Interest expense		(953,701)	(1,326,472)	(2,142,477)	(2,110,078)
Net income (expenses)		(857,643)	(1,177,990)	(1,619,080)	(1,815,770)

Net income (expenses) before income taxes		25,526,601	15,366,715	39,051,849	45,741,479
Provision for income taxes	4	-	-	-	-

Net income		25,526,601	15,366,715	39,051,849	45,741,479
Less: Net (income) loss attributable to the non - controlling interest		(6,730,309)	(6,056,513)	(11,648,873)	(12,676,436)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries		18,796,292	9,310,202	27,402,976	33,065,043
Other comprehensive income (loss) Foreign currency translation gain (loss)		(3,957,978)	817,766	(3,182,679)	788,405
Comprehensive income		14,838,314	10,127,968	24,220,297	33,853,448
Less: other comprehensive (income) loss attributable to the non - controlling interest		862,201	(152,564)	736,547	(139,308)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$15,700,515	$9,975,404	$24,956,844	$33,714,140

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	29	$0.90	$0.51	$1.34	$1.87
Diluted	29	$0.82	$0.51	$1.24	$1.87

Weighted average number of shares outstanding:

Basic		20,779,009	18,140,209	20,410,024	17,714,995
Diluted		23,636,494	18,140,209	23,267,509	17,714,995

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2016	Six months ended June 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income for the period	$39,051,849	$45,741,479
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	2,263,929	1,606,873
Amortization	976,936	1,095,000
Common stock issued for services and employee compensation	363,181	1,760,066
Other amortized cost	2,097,742	1,605,232
Changes in operating assets and liabilities:
Increase in inventories	(2,823,390)	(4,206,724)
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	-	(1,306,885)
Increase in deposits and prepaid expenses	(5,110,253)	(2,870,991)
Increase in due to a director	500,468	18,348,071
Increase (decrease) in accounts payable and accrued expenses	5,873,936	(2,506,843)
Increase in other payables	2,134,681	7,676,735
Decrease (increase) in accounts receivable	7,086,759	(1,949,372)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(968,869)	(3,427,685)
Increase in other receivables	(13,594,435)	(15,730,841)
Net cash provided by operating activities	37,852,534	45,834,115
Cash flows from investing activities
Purchases of property and equipment	(6,045,190)	(3,913,897)
Investment in unconsolidated equity investee	(150,806)	-
Payment for construction in progress	(29,031,614)	(33,275,507)
Net cash used in investing activities	(35,227,610)	(37,189,404)
Cash flows from financing activities
Convertible note payable repaid through director’s account	(7,676,760)	-
Series F Non-convertible preferred stock redemption	-	3,146,063
Long term debts repaid	(512,360)	-
Net cash used in financing activities	(8,189,120)	(3,146,063)

Effects on exchange rate changes on cash	1,655,286	623,572
(Decrease) increase in cash and cash equivalents	(3,908,910)	6,122,220
Cash and cash equivalents, beginning of period	7,229,197	3,031,447
Cash and cash equivalents, end of period	$3,320,287	$9,153,234

Supplementary disclosures of cash flow information:
Cash paid for interest	$135,107	$504,846
Cash paid for income taxes	$-	$-
Non - cash transactions
Series B convertible preferred stock converted into common stock	$-	$7,000
Common stock issued for services and employee compensation	$7,963,889	$726,362
Common stock issued to decimal stockholders for rounding up shares holding	$-	$2,772,281
Common stock issued to secure debts loan	$-	$5,996,665
Transfer to plant and equipment from construction in progress	$1,443,313	$1,594,864
Transfer to plant and equipment from deposits and prepayments	$-	$9,323
Proceeds from convertible bond payables applied to investing and financing activities	$-	$17,823,400

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“ APWAM ”), which was formed in Macau. APWAM then acquired PMH’s 45% equity interest in SJAP. By virtue of the acquisition, F-8 APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the PRC approved the sale and transfer. As a result, APWAM owned 45% of SJAP and Garwor owned the remaining 55%. This remains the case as of the date of this report (the “ Report”).

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ ECF ”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“ JHMC ”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to March 31, 2016, total investment in HJMC was $4,420,665.

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

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for $150,806.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (12.31.2015: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (12.31.2015: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (12.31.2015: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (12.31.2015: 100%) directly	Dormant

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	100% (12.31.2015: 100%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (12.31.2015: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (12.31.2015: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (12.31.2015: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C.	75% (12.31.2015: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (12.31.2015: 75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (12.31.2015: 76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	45% (12.31.2015: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	*86% (12.31.2015:86%) indirectly	Cattle slaughter

Name of unconsolidated equity investee	Place of incorporation	Percentage of interest	Principal activities

Guangzhou Horan Taita Information Technology Co., Limited	P.R.C.	30% (12.31.2015: Nil%) indirectly	Software development

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $8,392, $1,260, $14,284 and $9,952 for the three months and the six months ended June 30, 2016 and 2015, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $665,952, $712,614, $1,332,210 and $1,421,458 for the three months ended and the six months ended June 30, 2016 and 2015, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0, $549,020, $0 and $549,020 for the three months ended and the six months ended June 30, 2016 and 2015, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $(1,018,494) as of June 30, 2016 and $1,427,638 as of December 31, 2015. The balance sheet amounts with the exception of equity as of June 30, 2016 and December 31, 2015 were translated using an exchange rate of RMB 6.63 to $1.00 and RMB 6.49 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the six months ended June 30, 2016 and 2015 were RMB 6.53 to $1.00 and RMB 6.13 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months for sale of goods and commission income and six months for consulting and service income from development contracts. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of June 30, 2016 and December 31, 2015 are $0.

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

2.23	EQUITY METHOD INVESTMENTS

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

2.24	CORPORATE JOINT VENTURE

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.25	VARIABLE INTEREST ENTITY

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

2.26	TREASURY STOCK

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

2.27	INCOME TAXES

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.28	POLITICAL AND BUSINESS RISK

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

2.29	CONCENTRATION OF CREDIT RISK

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of June 30, 2016 and December 31, 2015 amounted to $3,220,620 and $7,022,695, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the year indicated:

	Three month ended June 30, 2016	Three months ended June 30, 2015	Six month ended June 30, 2016	Six months ended June 30, 2015

Customer A	18.45%	-	19.39.39%	-%
Customer B	13.99%	11.45%	13.24%	10.49%
Customer C	13.97%	9.18%	12.64%	14.42%
Customer D	11.61%	15.20%	8.11%	18.25%
Customer E	8.61%	-	-%	11.00%
Customer F	-	14.65%	-%	-
Customer G	-	14.52%	8.06%	-
Customer H	-	-	-%	12.13%
	66.63%	65.00%	61.44%	66.29%

		Percentage of revenue	Amount
Customer A	Fishery Development and Organic Fertilizer and Bread Grass Divisions	19.39%	$38,050,425
Customer B	Fishery Development Division	13.24%	$25,981,877
Customer C	Fishery Development Division	12.64%	$24,806,201

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	June 30, 2016	December 31, 2015
Customer A	14.34%	-
Customer B	13.70%	10.12%
Customer C	8.81%	13.71%
Customer D	6.99%	11.31%
Customer E	6.19%	9.31%
Customer F	-%	8.45%
	50.03%	52.90%

As of June 30, 2016 amounts due from customers A and B are $18,443,674 and $17,612,139, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2016 and December 31, 2015, the Company determined no impairment losses were necessary.

2.31	EARNINGS PER SHARE

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

For the three months ended June 30, 2016 and 2015, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $0.90 and $0.51 respectively. For the three months ended June 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.82 and $0.51, respectively.

For the six months ended June 30, 2016 and 2015, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.34 and $1.87 respectively. For the six months ended June 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $1.24 and $1.87, respectively.

2.32	ACCUMULATED OTHER COMPREHENSIVE INCOME

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

2.33	RETIREMENT BENEFIT COSTS

P.R.C. state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution made by the employer.

2.34	STOCK-BASED COMPENSATION

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.35	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2016 or December 31, 2015, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended June 30, 2016 or 2015.

2.36	NEW ACCOUNTING PRONOUNCEMENTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.36	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2017, and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

	For the three months ended June 30, 2016
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$48,154,472	$5,502,259	$43,880,876	$7,079,763	$19,664,885	$124,282,255

Net income (loss)	$11,823,978	$1,550,172	$5,387,193	$714,750	$(679,801)	$18,796,292

Total assets	$157,197,464	$50,725,055	$335,772,525	$41,281,206	$98,777,042	$683,753,292

	For the three months ended June 30, 2015
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$27,976,873	$4,193,013	$41,427,182	$9,497,684	$7,758,976	$90,853,728

Net income (loss)	$5,735,532	$1,537,297	$4,732,684	$620,338	$(3,315,649)	$9,310,202

Total assets	$131,773,709	$55,812,249	$299,867,901	$33,714,325	$84,384,397	$605,552,581

	For the six months ended June 30, 2016
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$77,418,513	$5,502,259	$75,306,596	$11,896,647	$26,071,294	$196,195,309

Net income (loss)	$18,346,079	$1,132,208	$10,155,689	$1,061,419	$(3,292,419)	$27,402,976

Total assets	$157,197,464	$50,725,055	$335,772,525	$41,281,206	$98,777,042	$683,753,292

	For the six months ended June 30, 2015
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$81,313,647	$4,193,013	$81,803,771	$17,787,670	$21,232,077	$206,330,178

Net income (loss)	$23,099,982	$949,281	$10,391,789	$974,518	$(2,350,527)	$33,065,043

Total assets	$131,773,709	$55,812,249	$299,867,901	$33,714,325	$84,384,397	$605,552,581

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Note

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended June 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$28,881,464	$-	$-	$-	$-	$28,881,464

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited(“JHST”)	-	5,502,259	-	-	-	5,502,259

Human Shenghua A Power Agriculture Co., Limited(“HSA”)	-	-	5,200,220	-	-	5,200,220

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	12.774,901	-	-	12,774,901

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	25,905,755	-	-	25,905,755

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,079,763	-	7,079,763

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	19,664,885	19,664,885

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	18,945,280	-	-	-	-	18,945,280

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	327,728	-	-	-	-	327,728

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$48,154,472	$5,502,259	$43,880,876	$7,079,763	$19,664,885	$124,282,255

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the three months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$19,143,447	$-	$-	$-	$-	$19,143,447

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited(“JHST”)	-	4,193,013	-	-	-	4,193,013

Human Shenghua A Power Agriculture Co., Limited(“HSA”)	-	-	4,908,734	-	-	4,908,734

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	19,786,896	-	-	19,786,896

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	16,731,552	-	-	16,731,552

Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,497,684	-	9,497,684

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	7,758,976	7,758,976

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	8,343,423	-	-	-	-	8,343,423

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	490,003	-	-	-	-	490,003

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$27,976,873	$4,193,013	$41,427,182	$9,497,684	$7,758,976	$90,853,728

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the six months ended June 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$45,019,454	$-	$-	$-	$-	$45,019,454

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited(“JHST”)	-	5,502,259	-	-	-	5,502,259

Human Shenghua A Power Agriculture Co., Limited(“HSA”)	-	-	10,313,770	-	-	10,313,770

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	21,430,449	-	-	21,430,449

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	43,562,377	-	-	43,562,377

Macau Eiji Company Limited (“MEIJI”)	-	-	-	11,896,647	-	11,896,647

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	26,071,294	26,071,294

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	31,664,377	-	-	-	-	31,664,377

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	734,682	-	-	-	-	734,682

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$77,418,513	$5,502,259	$75,306,596	$11,896,647	$26,071,294	$196,195,309

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the six months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$46,362,288	$-	$-	$-	$-	$46,362,288

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited(“JHST”)	-	4,193,013	-	-	-	4,193,013

Human Shenghua A Power Agriculture Co., Limited(“HSA”)	-	-	9,091,174	-	-	9,091,174

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	43,825,169	-	-	43,825,169

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	28,887,428	-	-	28,887,428

Macau Eiji Company Limited (“MEIJI”)	-	-	-	17,787,670	-	17,787,670

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	17,446,103	17,446,103

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	33,927,288	-	-	-	-	33,927,288

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,785,974	3,785,974

Commission and management fee
Capital Award, Inc. (“CA”)	490,003	-	-	-	-	490,003

Macau Eiji Company Limited (“MEIJI”)	534,068	-	-	-	-	534,068
	$81,313,647	$4,193,013	$81,803,771	$17,787,670	$21,232,077	$206,330,178

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended June 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$22,812,060	$-	$-	$-	$-	$22,812,060
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,654,717	-	-	-	2,654,717
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	3,152,363	-	-	3,152,363
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	8,890,553	-	-	8,890,553
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	19,300,064	-	-	19,300,064
Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,682,424	-	6,682,424
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	17,409,408	17,409,408
	$22,812,060	$2,654,717	$31,342,980	$6,682,424	$17,409,408	$80,901,589

COST OF SERVICES

	For the three months ended June 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$13,416,468	$-	$-	$-	$-	$13,416,468

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$13,416,468	$-	$-	$-	$-	$13,416,468

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the three months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$14,657,975	$-	$-	$-	$-	$14,657,975
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,144,755	-	-	-	1,144,755
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,841,873	-	-	2,841,873
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	15,284,738	-	-	15,284,738
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	12,244,885	-	-	12,244,885
Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,137,304	-	9,137,304
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	6,896,868	6,896,868
	$14,657,975	$1,144,755	$30,371,496	$9,137,304	$6,896,868	$62,208,398

COST OF SERVICES

	For the three months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$6,708,419	$-	$-	$-	$-	$6,708,419

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$6,708,419	$-	$-	$-	$-	$6,708,419

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the six months ended June 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$35,109,739	$-	$-	$-	$-	$35,109,739
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,654,717		-	-	2,654,717
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-		6,309,822	-	-	6,309,822
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	14,169,177	-	-	14,169,177
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	32,055,852	-	-	32,055,852
Macau Eiji Company Limited (“MEIJI”)	-	-	-	11,272,835	-	11,272,835
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	22,876,211	22,876,211
	$35,109,739	$2,654,717	$52,534,851	$11,272,835	$22,876,811	$124,448,353

COST OF SERVICES

	For the six months ended June 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$22,927,340	$-	$-	$-	$-	$22,927,340

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$22,927,340	$-	$-	$-	$-	$22,927,340

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the six months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$34,759,972	$-	$-	$-	$-	$34,759,972
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,144,755	-	-	-	1,144,755
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,232,471	-	-	5,232,471
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	31,848,569	-	-	31,848,569
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	20,416,253	-	-	20,416,253
Macau Eiji Company Limited (“MEIJI”)	-	-	-	17,125,423	-	17,125,423
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	14,970,943	14,970,943
	$34,759,972	$1,144,755	$57,497,293	$17,125,423	$14,970,943	$125,498,386

COST OF SERVICES

	For the six months ended June 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$21,911,617	$-	$-	$-	$-	$21,911,617
Sino Agro Food, Inc.(“SIAF”)	-	-	-	-	1,404,813	1,404,813
	$21,911,617	$-	$-	$-	$1,404,813	$23,316,430

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

As of June 30, 2016, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, SJAP and QZH since they are exempt from EIT for the six months ended June 30, 2016 and 2015 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the six months ended June 30, 2016, and 2015.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the six months ended June 30, 2016 and 2015.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS did not earn any profits for the six months ended June 30, 2016 and 2015.

No deferred tax assets and liabilities are of June 30, 2016 and December 31, 2015 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016		Six months ended June 30, 2015

SIAF	$-	$-		$-	$-
SAFS	-	-		-	-
TRW	-	-		-	-
MEIJI and APWAM	-	-		-	-
JHST, JFD, JHMC, SJAP, QZH and HSA	-	-		-	-
	$-	$-	$		$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the six months ended June 30, 2016 and 2015. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2016	2015

Cash and bank balances	$3,320,287	$7,229,197

6.	INVENTORIES

As of June 30, 2016, inventories are as follows:

	June 30,	December 31,
	2016	2015

Sleepy cods, prawns, eels and marble goby	$8,441,993	$4,053,458
Beef and mutton	135,696	14,593,458
Bread grass	4,832,611	1,207,260
Beef cattle	12,619,418	5,026,404
Organic fertilizer	14,797,299	10,815,983
Forage for cattle and consumable	12,191,803	10,328,365
Raw materials for bread grass and organic fertilizer	11,331,154	15,440,348
Immature seeds	1,322,123	1,383,431
	$65,672,097	$62,848,707

7.	DEPOSITS AND PREPAYMENTS

	June 30,	December 31,
	2016	2015

Deposits for
- purchases of equipment	$6,975,629	$4,963,245
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	18,440,747	19,948,867
- aquaculture contracts	2,261,538	4,340,741
- consulting service providers and others	8,632,259	9,197,796
- construction in progress	22,354,658	20,243,172
- issue of shares as collateral	11,281,100	11,281,100
Prepayments - debts discounts and others	14,216,699	9,919,126
Shares issued for employee compensation and overseas professional and bond interest	7,963,889	544,772
	$95,499,629	$83,811,929

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2016 and December 31, 2015. Bad debts written off for the three months and the six months ended June 30, 2016, and 2015 are $0.

Aging analysis of accounts receivable is as follows:

	June 30, 2016	December 31, 2015

0 - 30 days	$66,669,797	$49,190,282
31 - 90 days	30,918,910	29,280,990
91 - 120 days	15,064,480	19,838,792
over 120 days and less than 1 year	15,934,472	37,364,354
over 1 year	-	-
	$128,587,659	$135,674,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER RECEIVABLES

	June 30, 2016	December 31, 2015

Advanced to employees	$532,148	$169,369
Advanced to suppliers	13,977,318	8,052,235
Advanced to customers	28,003,006	20,696,433
Advanced to developers	28,000,000	28,000,000
Advanced to convertible bond holder	2,862,550	2,862,550
	$73,375,022	$59,780,587

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered friendly loan agreements with suppliers, customers and developers to assist them to procure project loans.

10.	PLANT AND EQUIPMENT

	June 30, 2016	December 31, 2015

Plant and machinery	$6,481,690	$5,889,915
Structure and leasehold improvements	90,612,871	90,612,871
Mature seeds and herbage cultivation	18,737,643	14,122,937
Furniture and equipment	704,153	704,153
Motor vehicles	790,434	790,434
	117,326,791	112,120,310

Less: Accumulated depreciation	(10,125,160)	(7,861,231)
Net carrying amount	$107,201,631	$104,259,079

Depreciation expense was $995,317, $804,535, $2,263,929 and $1,606,873 for the three months ended and the six months ended June 30, 2016 and 2015, respectively.

11.	CONSTRUCTION IN PROGRESS

	June 30, 2016	December 31, 2015

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$32,139,090	$26,158,968
- Oven room, road for production of dried flowers	3,016,136	3,079,766
- Organic fertilizer and bread grass production plant and office building	19,340,652	11,746,949
- Rangeland for beef cattle and office building	31,620,384	26,463,249
- Fish pond	12,867,276	5,339,837
	$98,983,538	$72,788,769

12.	LAND USE RIGHTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	LAND USE RIGHTS (CONTINUED)

	June 30, 2016	December 31, 2015

Cost	$64,785,941	$65,961,071
Less: Accumulated amortization	(8,167,450)	(7,475,396)
Net carrying amount	$56,618,491	$58,485,675

	Expiry date	Description	Amount

Balance @1.1.2015			$69,428,143
Exchange difference			(3,467,072)
Balance @12.31.2015			65,961,071
Exchange difference			(1,175,130)
Balance @6.30.2016			$64,785,941

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $241,952, $461,711, $692,054 and $797,551 for the three months and the six months ended June 30, 2016 and 2015, respectively.

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

	June 30, 2016	December 31, 2015

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

14.	PROPRIETARY TECHNOLOGIES

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

	June 30, 2016	December 31, 2015

Cost	$13,720,616	$13,771,527
Less: Accumulated amortization	(3,272,051)	(2,987,169)
Net carrying amount	$10,448,565	$10,784,358

Amortization of proprietary technologies was $119,168, $119,168, $284,882 and $297,449 for the three months and the six months ended June 30, 2016 and 2015, respectively.  No impairments of proprietary technologies have been identified for the three months and the six months ended June 30, 2016 and 2015.

15.	INVESTMENT IN UNCONSOLIDATED EQUITY INVESTEE

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for $150,806.

	June 30,	December 31,
	2016	2015

Investment at cost	$150,806	$-
Share of post acquisition profits	-	-
	$150,806	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	LONG TERM INVESTMENT

	June 30, 2016	December 31, 2015

Investment in Huangyuan County Rural Credit Union	$754,034	$769,941
Less: Accumulated impairment losses	-	-
	$754,034	$769,941

17.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects		June 30,	December 31,
Investee	Engaged		2016	2015

A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center	*	1,032,914	1,032,914
B	Fish Farm 2 GaoQiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of June 30, 2016, the percentages of equity stakes of A (trade and seafood centers), B ( fish farm 2 GaoQiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are 31%, 23%, 56%, 29% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

18.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“ SJAP ”), which was incorporated in the P.R.C. As of June 30, 2016, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2016, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2016, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

The reasons for the QZH qualified as a VIE are as follows:

•	Originally, SJAP was sole stockholder of QZH, owned 100% equity interest in QZH and controlled directorship of QZH.

•	On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“ QQI ”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 86% and QQI owned 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings. As of June 30, 2016, the SJAP’s total investment in QZH was $4,645,487.

•	Consequently, the Company still indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s controlled QZH’s chief financial officer appointment. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	June 30, 2016	December 31, 2015

Costs	$6,487,032	$6,487,032
Estimated earnings	10,995,534	10,995,534
Less: Billings	(16,175,681)	(16,175,681)
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,306,885	$1,306,885

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	June 30, 2016	December 31, 2015

Billings	$177,525,551	$146,830,043
Less: Costs	(108,020,199)	(85,092,860)
Estimated earnings	(61,773,515)	(53,036,477)
Billing in excess of costs and estimated earnings on uncompleted contracts	$7,731,837	$8,700,706

(iii)	Overall

	June 30, 2016	December 31, 2015

Billings	$193,701,232	$163,005,724
Less: Costs	(114,507,231)	(91,579,892)
Estimated earnings	(72,769,049)	(64,032,011)
Billing in excess of costs and estimated earnings on uncompleted contracts	$6,424,952	$7,393,821

20.	OTHER PAYABLES

	June 30, 2016	December 31, 2015

Due to third parties	$3,980,766	$312,782
Due to debts loan	4,797,332	4,797,332
Promissory notes issued to third parties	2,200,000	2,200,000
Due to local government	746,494	2,279,797
	$11,724,592	$9,589,911

Less: Amount classified as non-current liabilities
Due to debts loan	(4,797,332)	(4,797,332)
Amount classified as current liabilities	$6,927,260	$4,792,579

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

Short term bank loans

Name of lender	Interest rate	Term	June 30, 2016		December 31, 2015

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	$619,195	^*	$616,333	^*
Huangyuan County Branch, Xining City, Qinghai Province, the P.R.C.
Agricultural Development Bank of China	4.785%	October 28, 2015 - October 27, 2016	3,770,170	^*	3,849,707	^*
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
			$4,389,365		$4,466,040

Long term debts

Name of lender	Interest rate	Term	June 31, 2016		December 31, 2015

GanGuo Village Committee	12.22%	June 2012 - June 2017	$-		$169,387
Bo Huang Town
Huangyuan County,
Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	1,658,875	^*#	2,001,848	^*#
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
Less: The current portion reclassified as short term debts			(619,195)		(616,333)
			$1,039,680		$1,554,902

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $442,476 (12.31.2015: $471,048).
#	repayable $619,195 and $769,182 in 2017 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	NEGOTIABLE PROMISSORY NOTES

In August and October 2015, TRW issued negotiable promissory notes to fund companies and individuals for $3,854,550 and the company acted as guarantor for repayment. During the six months ended June 30, 2016, no promissory notes were repaid and negotiated into shares of the Company.

	June30, 2016	December 31, 2015

Negotiable promissory notes	$879,321	$865,968

Issuer:	Tri-way Industries Limited ("TRW")
Principal amount:	$814,500
Interest payable:	$58,144
Interest rate:	2.50% - 2.6% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention.
Default interest rate:	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention.
Interest payment:	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date.
Issue date:	August 29, 2015 and October 12, 2015.
Repayment date:	Repaid in full within 283 calendar days from the issue of notes.
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company. the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event") from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur. To the maximum, the above notes can be negotiated for 104,642 shares of Common Stock.
Security:	Corporate guarantee by the Company.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	CONVERTIBLE NOTE PAYABLES

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

	June 30, 2016	December 31, 2015

10.50% convertible note of maturity date February 28, 2020	$28,289,106	$34,904,739

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt premium of $244,964, $3,891 $489,929 and $276,013 was amortized for the three months and the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was $24,989,906 (December 31, 2015: $32,666,666) principal outstanding and accrued interest in the amount of $3,299,200 (December 31, 2015: 2,238,073) that was owed under the terms of the convertible note.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

The Company calculated professional service compensation of $1,500,000 in respect of convertible note issue, and recognized $0, $375,000, $0 and $750,000 for the three months and the six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, the deferred compensation balance was $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of June 30, 2016 and December 31, 2015 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.

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

There were 0 shares of Series B convertible preferred stock issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of June 30, 2016 and December 31, 2015 are 0 shares and grand total issued and outstanding preferred stock as of June 30, 2016 and December 31, 2015 are 100 shares, respectively.

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

During the six months ended June 30, 2016, the Company issued (i) 1,198,778 shares of common stock valued to employees and directors at fair value of $5.98 per share for $7,169,823 for employee compensation; and (ii) 132,787 shares of common stock valued to professionals at fair value of $5.98 per share for $794,066 for service compensation.

The Company has 21,465,322 and 20,133,757 shares of common stock issued as of June 30, 2016 and December 31, 2015, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $634 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2017; (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $12,733, its lease expiring on July 8, 2018; (iii) 1,555 square feet of staff quarters in Linli District, Hunan Province, P.R.C. for a monthly rent of $163, its lease expiring on May 1, 2016; and (iv) 430 square feet of shared office in Stockholm, Sweden, for a monthly rent of $11,800, its lease expiring on December 31, 2020.

Lease expense was $75,991, $40,771, $116,528 and $81,182 for the three months and the six months ended June 30, 2016 and 2015, respectively.

The future minimum lease payments as of June 30, 2016, are as follows:

Year ending December 31, 2016	$78,409
Thereafter	225,268
$303,677

26.	STOCK BASED COMPENSATION

On May 6, 2015, the Company issued directors and employees a total of 47,787 shares of common stock valued at fair value of $15.20 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $15.20 per share.

The Company calculated stock based compensation of 3,486,428 and recognized $3,123,247 for the year ended December 31, 2015. As of December 31, 2015, the deferred compensation balance for staff was $363,181 and the deferred compensation balance of $363,181 was to be amortized over 6 months beginning on January 1, 2016.

On May 10, 2016, the Company issued directors and employees a total of 1,198,778 shares of common stock valued at fair value of $5.98 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $5.98 per share. On the same date , the Company issued professionals a total of 132,787 shares of common stock valued at fair value of $5.98 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $5.98 per share.

The Company calculated stock based compensation of $8,325,940 for the six months ended June 30, 2015.

The Company recognized $181,590, $880,033, $363,181 and $1,760,066 for the three months and the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the deferred compensation balance for staff was $7,962,759 and the deferred compensation balances of $7,962,759 were to be amortized over 12 months respectively beginning on July 1, 2016.

27.	CONTINGENCIES

As of June 30, 2016 and December 31, 2015, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income, and consolidated statements of cash flows.

In December 31, 2015 the Company entered into loan and pledge agreement with a Shanghai, P.R.C. based lender (the “lender”) The lender has various trading facilities and has agreed to allow the Company or its nominee to use parts of trading facilities up to an amount of $20 million (31.12.2015: $20million) to be used in tranches and revolved up to a period of three years, and as of June 30, 2016 of which $0 (31.12.2015: $7,478,375) was utilized. The trade finance agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the trade finance agreement.

28.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the six months ended June 30, 2016 and 2015, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $711,715 and $211,247 as of June 30, 2016 and December 31, 2015, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	EARNINGS PER SHARE

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

	Three months ended June 30, 2016	Three months ended June 30, 2015
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$18,796,292	$9,310,202
Basic earnings per share	$0.90	$0.51

Basic weighted average shares outstanding	20,779,009	18,140,209

	Three months ended June 30, 2016	Three months ended June 30, 2015
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$18,796,292	$9,310,202
Convertible note interest	649,841	-
Net income used in computing diluted earnings per share	$19,446,133	$9,310,202

Diluted earnings per share	$0.82	$0.51

Basic weighted average shares outstanding	20,779,009	18,140,209

Add: weight average of common stock convertible from convertible note payables	2,857,485	-
Diluted weighted average shares outstanding	23,636,494	18,140,209

For the three months ended June 30, 2016, full dilution effect of convertible note of $28,289,106 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

For the three months ended June 30, 2015, full dilution effect of convertible note of $16,286,754 was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted the right to exercise to convert to common stock before October 1, 2015 under terms of convertible note agreement.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	EARNINGS PER SHARE (CONTINUED)

	Six months ended June 30, 2016	Six months ended June 30, 2015
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$27,402,976	$33,065,043
Basic earnings per share	$1.34	$1,87

Basic weighted average shares outstanding	20,410,024	17,714,995

	Six months ended June 30, 2016	Six months ended June 30, 2015
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$27,402,976	$33,065,043
Convertible note interest	1,551,056	-
Net income used in computing diluted earnings per share	$28,954,032	$33,065,043

Diluted earnings per share	$1.24	$1.87

Basic weighted average shares outstanding	20,410,024	17,714,995

Add: weight average of common stock converted from convertible note payables	2,857,485	-
Diluted weighted average shares outstanding	23,267,509	17,714,995

For the six months ended June 30, 2016, full dilution effect of convertible note of $28,289,106 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

For the six months ended June 30, 2015, full dilution effect of convertible note of $34,870,297 was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted the right to exercise to convert to common stock before October 1, 2015 under terms of convertible note agreement.

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

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1. (i) SJAP &, QZH and (ii) HSA)
Plantation Division	(Marked 2. JHST)
Fishery Division	(Marked 3. A. CA Engineer & Technology and 3.B. Seafood sales)
Cattle Farm Division	(Marked 4. MEIJI and JHMC)
Corporate & Others Division	(Marked 5. SIAF)

A summary of each business division is provided below:

●	1. Beef Division refers to the operations of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sale of live cattle, which includes: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) that are sold live to third party livestock wholesalers; (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and (c) the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and to our own retail butcher stores. QZH is a wholly owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”). As such, the financial statements of these two companies (SJAP and QZH) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control.

●	2. Beef and Organic Fertilizer Division refers to the operations of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) consisting of manufacturing and sales of organic fertilizer.

●	3. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

●	4. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where Capital Award generates revenues from providing engineering consulting services as a turnkey contractor to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its A Power Module Technology Systems (“APM”) as follows:

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

FF1 generates sales from its production within (a) its indoor APM farm with 16 APM production units and (b) its open dam farms producing fish and prawns from 310 Mu (52 acres) of land leased from Zhongshan A Power Prawn Culture Farms Development Co. Ltd. (“ZSAPP,” “Prawn Farm 2” or “PF2”).

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

PF1 generates sales from its production of (a) its indoor APM farm with 4 APM production units in 2014 and 16 APM production units from Q3 2015, onward, and (b) its open dam farms producing fish and prawns from a 290 Mu (or 48 acres) of land leased from PF2.

CA and PF2: (a) CA earns commissions from the sale of prawn fingerlings that are sold by PF2 to third parties. In this respect, PF2 produces its own prawn fingerlings as compared to CA’s purchasing them from PF2 and reselling them to PF1 or FF1, as described above, and (b) CA purchases matured prawns and fish from PF2 and sells to third parties (wholesale markets).

PF2 has 6 indoor APM production units producing mainly prawn fingerling and open dam farms situated on about 400 Mu (about 66 acres) producing prawns and fish.

●	5. Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

●	6. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended	Difference	Note
	June 30,2016	June 30,2015

Revenue	124,282,255	90,853,728	33,428,527	1
Consulting, services, commission and management fee	19,273,008	8,833,426	10,439,582
Sale of goods	105,009,247	82,020,302	22,988,945
Cost of goods sold and services	94,318,057	68,916,817	25,401,240	2
Consulting, services, commission and management fee	13,416,468	6,708,419	6,708,049
Sale of goods	80,901,589	62,208,398	18,693,191
Gross Profit	29,964,198	21,936,911	8,027,287	3
Consulting, services, commission and management fee	5,856,540	2,125,007	3,731,533
Sale of goods	24,107,658	19,811,904	4,295,754
Other income (expenses)	(857,643)	(1,177,990)	320,347
General and administrative expenses	(3,579,954)	(5,392,206)	1,812,252	4
Net income	25,526,601	15,366,715	10,159,886

EBITDA	29,721,167	18,078,601	11,642,566
Depreciation and amortization (D&A)	(3,240,865)	(1,385,414)	(1,855,451)	5
EBIT	26,480,302	16,693,187	9,787,115
Net Interest	(953,701)	(1,326,472)	372,771
Tax	-	-	-
Net Income	25,526,601	15,366,715	10,159,886
Non - controlling interest	(6,730,309)	(6,056,513)	(673,796)	7
Net income to SIAF Inc. and subsidiaries	18,796,292	9,310,202	9,486,090
Weighted average number of shares outstanding
- Basic	20,880,019	18,140,209	2,739,810
- Diluted	23,636,494	18,140,209	5,496,285
Earnings Per Share (EPS)				8
- Basic	0.90	0.51	0.39
- Diluted	0.82	0.51	0.31

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

●	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

The table below shows the segmental sales, gross profit and corresponding cost of sales for the three months ended June 30, 2016 (Q2 2016) compared to the three months ended June 30, 2015 (Q2 2015).

In US$		Sales of goods		Cost of Goods sold		Gross profit on sales of goods
		2016Q2	2015Q2	2016Q2	2015Q2	2016Q2	2015Q2

SJAP	Sales of live cattle	6,005,534	15,271,116	5,225,264	12,738,272	780,270	2,532,844
	Sales of feedstock
	Bulk Livestock feed	1,685,456	1,425,186	759,491	667,795	925,965	757,391
	Concentrate livestock feed	4,288,985	2,509,650	2,371,690	1,502,015	1,917,295	1,007,635
	Sales of fertilizer	794,926	580,944	534,108	376,656	260,818	204,288
	SJAP Total	12,774,901	19,786,896	8,890,553	15,284,738	3,884,348	4,502,158
	* QZH's (Slaughter & Deboning operation)	-	309,777	-	127,066		182,711
	** QZH's (Deboning operation)						-
	on cattle & Lamb locally supplied	2,977,247	3,161,031	2,307,105	2,602,976	670,142	558,055
	on imported beef and mutton	22,928,508	13,260,745	16,992,959	9,514,843	5,935,549	3,745,902
	Sales of live cattle	-		-			-
	QZH Total	25,905,755	16,731,553	19,300,064	12,244,885	6,605,691	4,486,668
HSA	Sales of Organic fertilizer	1,022,864	881,367	770,534	677,914	252,330	203,453
	Sales of Organic Mixed Fertilizer	4,177,356	4,027,366	2,381,829	2,163,959	1,795,527	1,863,407
	HSA Total	5,200,220	4,908,733	3,152,363	2,841,873	2,047,857	2,066,860
	SJAP's & HS.A./Organic fertilizer total	43,880,876	41,427,182	31,342,980	30,371,496	12,537,896	11,055,686
JHST	Sales of Fresh HU Flowers	489,025	452,206	185,548	106,658	303,477	345,548
	Sales of Dried HU Flowers	2,052,397	2,217,401	698,720	522,949	1,353,677	1,694,452
	Sales of Dried Immortal vegetables	1,701,847	1,523,406	801,259	515,148	900,588	1,008,258
	Sales of Vegetable products	1,258,990	-	969,190	-	289,800	-
	JHST/Plantation Total	5,502,259	4,193,013	2,654,717	1,144,755	2,847,542	3,048,258
CA	Sales of
	Fish (Sleepy cods)	440,925	2,531,210	360,757	2,000,962	80,168	530,248
	Eels	4,869,079	6,050,679	3,811,820	3,962,228	1,057,259	2,088,451
	Prawns	9,312,956	9,556,473	7,537,720	7,909,260	1,775,236	1,647,213
	Mixed fishes	14,258,504	1,005,085	11,101,763	785,525	3,156,741	219,560
	CA/ Fishery total	28,881,464	19,143,447	22,812,060	14,657,975	6,069,404	4,485,472
MEIJI
	Sale of Live cattle (Aromatic)	7,079,763	9,497,684	6,682,424	9,137,304	397,339	360,380
	MEIJI / Cattle farm Total	7,079,763	9,497,684	6,682,424	9,137,304	397,339	360,380
SIAF
	Sales of goods through trading/import/export activities
	on seafood	5,233,846	3,418,903	4,581,818	3,039,025	652,028	379,878
	on imported beef and mutton	14,431,039	4,340,073	12,827,590	3,857,843	1,603,449	482,230
	SIAF/ Others & Corporate total	19,664,885	7,758,976	17,409,408	6,896,868	2,255,477	862,108

Group Total		105,009,247	82,020,302	80,901,589	62,208,398	24,107,658	19,811,904

Increases of Q2 2016 to Q2 2015 in $		22,988,945				4,295,754
Increases of Q2 2016 to Q2 2015 in %		28%				22%

Overall comparison of Q2 2015 to Q2 2016

Revenues from the sale of goods increased by 28% to $105,009,247 for the quarterly period ended June 30, 2016, compared to $82,020,302 for the same period ended June 30, 2015. This represents an increase of $22,988,945.

Cost of goods sold amounted to $80,901,589 for the quarterly period ended June 30, 2016, compared to $62,208,398 for the same period ended June 30, 2015.

Gross profit increased by 20% to $24,107,658 for the quarterly period ended June 30, 2016, compared to $19,811,904 for the same period ended June 30, 2015. This represents an increase of $4,295,754.

The overall improvements are primarily due to improved sales performance within the following segments (in order of magnitude): Seafood & Meat Imports, increase of seafood harvest volumes, value added processing of imported beef, vegetable produce and increased organic fertilizer sales volumes.

Details of each segment are being described below:

●	1. (i) Beef and Organic Fertilizer Division refers to operation of SJAP and QZH

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q2	2015Q2	2016Q2	2015Q2	2016Q2	2015Q2
		6,005,534
SJAP	Sales of live cattle	6,005,534	15,271,116	5,225,264	12,738,272	780,270	2,532,844
	% of increase	-61%				-69%
	Increases in $	-9,265,582				-1,752,574
	Sales of feedstock	1,685,456
	Bulk Livestock feed	1,685,456	1,425,186	759,491	667,795	925,965	757,391
	Concentrate livestock feed	4,288,985	2,509,650	2,371,690	1,502,015	1,917,295	1,007,635
	% of increase	71%				90%
	Increases in $	1,779,335				909,660
	Sales of fertilizer	794,926	580,944	534,108	376,656	260,818	204,288
	SJAP Total	12,774,902	19,786,896	8,890,553	15,284,738	3,884,349	4,502,158
	* QZH's (Slaughter & Deboning operation)	-	309,777	-	127,066		182,711
	** QZH's (Deboning operation)						-
	on cattle & Lamb locally supplied	2,977,247	3,161,031	2,307,105	2,602,976	670,142	558,055
	on imported beef and mutton	22,928,508	13,260,745	-	9,514,843	22,928,508	3,745,902
	% of increase	73%				512%
	Increases in $	9,667,763				19,182,606
	Sales of live cattle	-		-			-
	QZH Total	25,905,755	16,421,776	2,307,105	12,117,819	23,598,650	4,303,957

	SJAP and QZH total	38,680,657	36,208,672	11,197,658	27,402,557	27,482,999	8,806,115
	% of increase	7%				212%
	Increases in $	2,471,985				18,676,884

HSA	Sales of Organic fertilizer	1,022,864	881,367	770,534	677,914	252,330	203,453
	Sales of Organic Mixed Fertilizer	4,177,356	4,027,366	2,381,829	2,163,959	1,795,527	1,863,407
	HSA Total	5,200,220	4,908,733	3,152,363	2,841,873	2,047,857	2,066,860

	SJAP's & HS.A./Organic fertilizer total	43,880,877	41,117,405	14,350,021	30,244,430	29,530,855	10,872,975

The table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the quarterly period ended June 30, 2016 compared to the same period ended June 30, 2015 of the beef and organic fertilizer divisions.

Description of items		2016Q2	2015Q2	Difference
Cattle Operation
Production and Sales of live cattle	Heads	2,382	5,038	-2,656
Average Unit sales price	US$/head	2,521	3,031	-510
Unit cost prices	US$/head	2,194	2,528	-334
Production and sales of feedstock
Bulk Livestock feed	MT	9,330	8,095	1,235
Average Unit sales price	US$/MT	181	176	5
Unit cost prices	US$/MT	81	82	-1
Concentrated livestock feed	MT	9,560	5,728	3,832
Average Unit sales price	US$/MT	449	438	11
Unit cost prices	US$/MT	248	262	-14
Production and sales of fertilizer	MT	4,180	3,192	988
Average Unit sales price	US$/MT	190	182	8
Unit cost prices	US$/MT	128	118	10
* QZH (Slaughter & De-boning operation)
Slaughter operation
Slaughter of cattle	Heads		692	-692
Service fee	US$/Head		82	-
Sales of associated products	Pieces		692	-692
Average Unit sales price	US$/Piece		366	-366
Unit cost prices	US$/Piece		184	-184
De-boning & Packaging activities
From Cattle supplied locally
De-boned Meats	MT	358	307	51
Average Unit sales price	US$/MT	8,316	10,297	-1,981
Unit cost prices	US$/MT	6,444	8,479	-2,035
From imported beef	MT	2,585	1,515	1,070
Average Unit sales price	US$/MT	8,870	8,753	117
Unit cost prices	US$/MT	6,574	6,280	294
From imported lamb	MT		-
Average of sales price	US$/MT		-
Average of cost prices	US$/MT		-
Production and Sales of live cattle	Heads
Average Unit sales price	US$/head
Unit cost prices	US$/head

Encapsulating the comparison between Q2 Y-O-Y 2015 to 2016 as illustrated in the above table, the decrease in live cattle sales of 61% to $9.26 million and gross profit by 69% to 0.8 million were markedly offset by the following Y-O-Y increases within this segment during Q2 2016:

Sales revenue and gross profit of concentrated live stock feed increased by $1.78 million (an increase of 71%) and $0.9 million (an increase of 90%), respectively, primarily due to the improved market recognition and acceptance of the products by regional farmers.

●	Sales revenue and gross profit of deboning and packaging imported beef meats increased by $9.67 million (an increase of 73%) and 2.19 million (an increase of 58%), respectively, primarily due to the drop in prices for the higher quality and better graded imported beef meats attracting more sales.

The overall results of SJAP (inclusive QZH) in Q2 2016 culminated in an increase in sales revenue by $2.47 million (or 7%) and gross profit by $1.68 million (or 19%) compared to the same period in 2015.

The reasons for the decrease of the live cattle sale is primarily due to the lower live cattle sales prices (averaging at RMB 28/Kg for Q2 2016 compared to Q2 2015’s RMB31 / Kg), whereas our contracted cost with local farmers is averaging at RMB25/Kg throughout 2015 and 2016. In addition, the average weight per head sold for Q2 2016 was 580kg, whereas average weight for Q2 2015 was at 650kg. Helping to offset these lower margins, though, were 1200 head of cattle raised and sold in-house that had been produced at lower cost.

The 358 MT of locally processed and packaged meats with various general cuts were “Halal” certified meats sold regionally, whereas most of the imported meats were deboned meats of various higher priced cuts with some of them being packaged into smaller packs sold to other major cities. Steady growth is anticipated in this sector, and the Company is developing its marketing plan to capitalize on this growth, including enhancing its e-commerce outreach within this product line. We did not slaughter any cattle this quarter due to low prices of locally produced meats, however, we are expecting to do so between the latter part of Q3 throughout the end of the year to fulfill a number of orders on Hahal certified meats.

●	1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

	In US$	Sales of goods		Cost of goods sold		Sales of goods gross profit
		2016Q2	2015Q2	2016 Q2	2015 Q2	2016 Q2	2015 Q2
HS.A	Sales of Organic fertilizer	1,022,864	881,367	770,534	677,914	252,330	203,454
	Sales of Organic Mixed Fertilizer	4,177,356	4,027,366	2,381,829	2,163,959	1,795,527	1,863,406
	HS.A Total	5,200,220	4,908,733	3,152,363	2,841,873	2,047,857	2,066,860

		2016Q2	2015Q2	2016Q2	2015Q2	Difference
HSA	Fertilizer and Cattle operation					-
	Organic Fertilizer		MT	3,907	3,266	641
	Average Unit sales price		US$/MT	262	270	-8
	Unit cost prices		US$/MT	197	208	-11
	Organic Mixed Fertilizer		MT	9,990	8,366	1,624
	Average Unit sales price		US$/MT	418	481	-63
	Unit cost prices		US$/MT	238	259	-21
	Retailing packed fertilizer (For super marlet sales)		MT			-
	Average Unit sales price		US$/MT			-
	Unit cost prices		US$/MT			-

HSA operations have continued to perform in-line compared with previous results during the same period in 2015.

HSA is planning to start stocking cattle from the end of Q3 2016 following its harvest of livestock feed, which will result in a gradual increase in gross profit margin of its fertilizer derived from cost savings on its raw material.

Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q2	2015Q2	2016Q2	2015Q2	2016Q2	2015Q2
JHST	Sales of Fresh HU Flowers	489,025	452,206	185,548.53	106,658	303,477	345,548
	Sales of Dried HU Flowers	2,052,397	2,217,401	698,720	522,949	1,353,677	1,694,452
	Sales of Dried Immortal vegetables	1,701,847	1,523,406	801,259	515,148	900,588	1,008,258
	Sales of Other Value added products	1,258,990	-	969,190	-	289,800	-
	Increases in $	1,258,990				289,800
	% of increases
	JHST/Plantation Total	5,502,259	4,193,013	2,654,717	1,144,755	2,847,542	3,048,258

Description of items		2016Q2	2015 Q2	Differences
Fresh HU Flowers	Pieces	2,877,500	2,500,000	377,500
Average Unit sales price	US$/piece	0.17	0.18	-0.01
Unit cost prices	US$/piece	0.06	0.04	0.02
Dried HU Flowers	MT	138.0	152	-14
Average Unit sales price	US$/MT	14,872	14,588	284
Unit cost prices	US$/MT	5,063	3,440	1,623
Dried Immortal vegetables	MT	23	17	6
Average Unit sales price	US$/MT	73,993	89,612	-15,619
Unit cost prices	US$/MT	34,837	30,303	4,534
Vegetable products	MT	1,625.0
Average Unit sales price	US$/MT	775
Unit cost prices	US$/MT	596

The wet-season prohibited JHST the opportunity to buy from other regional growers and to produce more flowers from its own farm for drying, however it did sell more other fresh vegetable (cash crops) to add an additional sales revenue and gross profit of $1.26 million and $0.29 million, respectively in Q2 2016 compared to Q2 1015.

Since weather conditions this year are shaping up to be similar to the inclement conditions in 2015, it’s anticipated that the lack of improvement will likely result in numbers similar to 2015 at JHST.

●	3.B. Fishery Division refers to the engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing operations of Capital Award generating revenue from providing engineering consulting services to owners and developers of aquaculture projects utilizing its APM technology and management systems, as follows:

(A) Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of aquaculture farms and related business operations. (Further details provided below).

(B) Seafood Sales from CA’s project farms

Capital Award generates sales revenues from the following:

(1) Sales to JFD (or Fish Farm 1 or FF1), which is an SFJVC, and sales derived from seafood supplied from JFD (currently, only the JFD subsidiary is a SFJVC), the financial statements of which are consolidated into TRW as one entity.

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

(2) Sales to and sales derived from seafood from the unincorporated companies, covering EBAPCD (or Prawn Farm 1 or PF1) and ZSAPP (or Prawn Farm 2 or PF2) are accounted for independently, as follows:

CA and EBAPCD (PF1): (a) CA purchases prawn and/or fish fingerling and feed stocks from third party suppliers and resells to PF1 at variable small or at no profit margin and (b) CA purchases matured prawns and fish from PF1 and sells them to third parties (wholesale markets).

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

In US$		Sales of goods		Cost of Goods sold		Gross profit
		2016Q2	2015Q2	2016Q2	2015Q2	2016Q2	2015Q2

CA	Sales of
	Fish (Sleepy cods)	440,925	2,531,210	360,757	2,000,962	80,168	530,248
	GP Margin					18%	21%
	Eels	4,869,079	6,050,679	3,811,820	3,962,228	1,057,259	2,088,451
	GP Margin					22%	35%
	Prawns	9,312,956	9,556,473	7,537,720	7,909,260	1,775,236	1,647,213
	GP Margin					19%	17%
	Mixed fishes	14,258,504	1,005,085	11,101,763	785,525	3,156,741	219,560
	$ increases	13,253,419				2,937,181
	% of increases	1319%				1338%
	GP Margin					22%	22%
	CA/ Fishery total	28,881,464	19,143,447	22,812,060	14,657,975	6,069,404	4,485,472
	$ increases	9,738,017				1,583,932
	% of increases	51%				35%
	GP Margin					21%	16%

	Description of items		2016Q2	2015Q2	Difference
CA	Production and sale (Inclusive contrated farms) of live
	Fish (Sleepy cods)	MT	26	176	-150
	Average Unit sales price	US$/MT	16,959	14,398	2,561
	Unit cost prices	US$/MT	13,875	11,382	2,493
	Eels	MT	222	291	-69
	Average Unit sales price	US$/MT	21,933	20,793	1,140
	Unit cost prices	US$/MT	17,170	13,616	3,554
	Prawns	MT	710	735	-25
	Average Unit sales price	US$/MT	13,117	13,002	115
	Unit cost prices	US$/MT	10,617	10,761	-144
	Mixed fishes	MT	3,765	339
	% of increase		1011%
	MT of increases		3,426
	Average Unit sales price	US$/MT	3,787	2,965
	% of increase		28%
	MT of increases		822
	Unit cost prices	US$/MT	2,949	2,317

Revenue from fishery increased by $9, 7 million, or 51%, from $19.1 million for the quarter period ended June 30, 2015 compared to $28.9 million for the same period ended June 30, 2016. The increase in fishery was primarily due to the increase in sales of mixed fish species (from $1.0 million in Q2 2015 to $14.3 million in Q2 2016)

Cost of goods sold from fishery operations increased by $8.1 million or 56%, from $14.7 million for the quarter period ended June 30, 2015 compared to $22.8 million for the same period ended June 30, 2016. The increase in cost of goods from fishery operations was primarily due to the corresponding increase in sales.

Gross profit from fishery operations increased by $1.6 million or 35%, from $4.48 million for the quarter period ended June 30, 2015, compared to $6.06 million for the same period ended June 30, 2016. The primary reason for the increase in gross profit is mainly due to the increase of sales prices and quantity of the sales of mixed fish species reflecting market recognition of the better quality and higher food safety standards of aquaculture product grown under our RAS (open dams) or APM (in door farms) systems. (Overall, mixed fish sale volume increased by 3,426 MT (or 1011%) while sales unit prices increased by $822 / MT or (28%).)

●	4. Cattle Farm Division refers to the operations of Cattle Farm 1 under JHMC where cattle are sold live to third party livestock wholesalers who resell them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q2	2015Q2	2016Q2	2015Q2	2016Q2	2015Q2

MEIJI
	Sale of Live cattle (Aromatic)	7,079,763	9,497,684	6,682,424	9,137,304	397,339	360,380
	MEIJI / Cattle farm Total	7,079,763	9,497,684	6,682,424	9,137,304	397,339	360,380

	Description of items		2016Q2	2015Q2	Difference
MEIJI	Production and sale of Live cattle (Aromatic)	Heads	4,237	3,243	994
	Average Unit sales price	US$/head	1,671	2,929	-1,258
	Unit cost prices	US$/head	1,577	2,918	-1,341

Revenue from the cattle farm decreased by $2.4 million (or 25%) from $9.5 million for the quarter period ended June 30, 2015 compared to $7.1 million for the same period ended June 30, 2016. This drop had been anticipated primarily due to a drop in market spot prices resulting in lower sales revenue in spite of an increase in sales volume.

●	5. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q2	2015Q2	2016Q2	2015Q2	2016Q2	2015Q2

SIAF
	Sales of goods through trading/import/export activities
	on seafood	5,233,846	3,418,903	4,581,818	3,039,025	652,028	379,878
	Increases in $	1,814,943				272,150
	% of increases	53%				72%
	GP Margin					19%	11%
	on imported beef and mutton	14,431,039	4,340,073	12,827,590	3,857,843	1,603,449	482,230
	Increases in $	10,090,966				1,121,219
	% of increases	233%				233%
	GP Margin					11%	4%
	SIAF/ Others & Corporate total	19,664,885	7,758,976	17,409,408	6,896,868	2,255,477	862,108
	Increases in $	11,905,909				1,393,369
	% of increases	153%				162%

	Description of items		2016Q2	2015Q2	Difference
SIAF	Seafood trading from imports
	Mixed seafoods	MT	192	186	6
	Average of sales price	US$/MT	27,260	18,381	8,879
	Average of cost prices	US$/MT	23,864	16,339	7,525
	Beef & Lambs trading from imports	MT	1,326	304	1,022
	Average of sales price	US$/MT	10,883	14,277	-3,394
	Average of cost prices	US$/MT	9,674	12,690	-3,016

Revenue from the corporate division increased by $11.9 million (or 153%) from $7.76 million for Q2 2015 to $19.66 million for Q2 2016. The increase was primarily due to:

(i)	the increase in seafood sales revenue by $1.8 million (or 53%) was primarily due to more crayfish and other higher value seafood being imported and sold at higher averaged unit prices (of $27,260 / MT in Q2 2016) compared to ($18,381/MT in Q2 1015) and
(ii)	the increase of sales in imported beef by $10.1 million (or 233%) primarily due to the Trade Facilities being established for the Shanghai Distribution Centre (“SDC”) allowing more beef meats being imported and sold by SDC.

Correspondingly, the increases in gross profits as illustrated in the above Table were primarily due to the same reasons.

The Company remains optimistic that the dampening effect from imported meats on local cattle production that appears to be weakening will provide for an environment of steady rising prices permitting an increase in local beef production. In addition, the SDC will continue focusing on its high-grade beef imports marketing program that currently finds it as an exclusive reseller of some of Australia’s more prominent Wagu and grain-fed Angus suppliers.

●	5.A. Engineering technology consulting and services:

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for the same period ended June 30, 2016 and 2015.

Service revenues (Consulting and Services)
	2016Q2	2015Q2	Difference	Description of work
CA	19,273,008	8,833,426	10,439,582	Working in progress of PF(2) and PF(3) in Zhongshen New Prawn Project
Revenues	19,273,008	8,833,426	10,439,582
Increases in $	10,439,582
% of increases	118%
CA	13,416,468	6,708,419	6,708,049
Cost of Consulting and Services	13,416,468	6,708,419	6,708,049
CA	5,856,540	2,125,007	3,731,533
Gross Profit	5,856,540	2,125,007	3,731,533
Increases in $	3,731,533
% of increases	176%

Revenues (consulting, service, commission and management fee):

Revenues increased by $10.4 million (or 118%) from $8.8 million for Q2 2015 to $19.2 million for Q2 2016. The increase was primarily due to the increase of work in progress at PF(3) of the Zhongshan new prawn farm project, providing over $16.5 million (or 86%) of the total service revenue of CA..

Gross profit (consulting, service, commission and management fee)

Gross profit of consulting, service, commission and management fee increased by $3.7 million (or 176%) from $2.1 million for Q2 2015 to $5.8 million for Q2 2016.

In light of efforts underway to secure debt financing for the working capital plans for Triway, aka Aquaculture Carve-out Project, (anticipating closing on the loan within Q3 / early Q4), securing the loan will accelerate both its development and higher service revenues for CA. Alternatively, if the loan cannot be secured, Triway will continue to develop organically via its internally generated cash-flow, providing CA with current level streams of service revenue until such time as other funding sources become available. Further information on Carve-out exercises currently underway by the Company can be found under the heading, “Carve-out Exercise Projects,” later in this report.

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Commencement date of development	% of completion as of 3-31-2016	Notes
Fish Farm (1)	Enping City	1,200 MT	13,200 m2	July 2010	Fully operational	With 16 APMs

Prawn Farm (1)	Enping City	2014=400MT 2015=1000 MT	23,100 m2	March. 2013	Fully operational Hydroponic farm	With 14 APMs Construction tentaively starts Q4 2016

Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT	165,000 m2	1 January 15, 2012	Operational	No plan for Other phases of development at the moment

Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2015=1B fingerling 2016=2B fingerling 2015=200MT 2016=400MT 1	247,500 m2	May 2012	70%	Operational with WIP to be continued till year end of 2017

Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Head	April 2011	Fully operational

Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2,500 head	February 2012	Fully operational

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		June 2012	Work in progress	Restaurant 7 & 8’s work has been completed.

NaWei wholesale Center	Guangzhou City		5,000 m2	July 2012	Completed	Operational.

	Shanghai City		3,000 m2	Sept. 2014	Completed	In operation..

New Zhongshan Prawn Project (PF3 & PF4)	Zhongshan City	Phase (1)S(1)= 10,000 MT Phase (2) = 60,000 MT	2.5 million m2	Nov. 2013	Minimal	90% Building (1) & (2) work in progress completed with WIP on water dams constructed on 30,000 m2 block..

Note(4)toTableA1OtherIncome

Table (Note4.1):Gain/Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of Shares for Q22016

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration value	Income from issuance of shares	Note
As of April 1, 2016	20,133,757
5/10/2016	256,811.00	5.98	256.81	1,536,603.19	1,536,860.00	-	Entitlement and incentive bonus payments in shares issued to Staffs & managements
5/10/2016	941,967.00	5.98	941.97	5,632,021.03	5,632,963.00	-	Entitlement & incentive bonus payments in shares issued to Directors & executives
5/10/2016	132,787.00	5.98	132.79	793,933.47	794,066.26		Entitlement & bonus payments in shares issued to by In house consutants and advisors
As at 30.06.2016	21,465,322.00		1,331.57	7,962,557.70	7,963,889.26	-

The Company entered into several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. For the three months ended June 30,2016 the Company has not issued any shares for debt settlement during the quarter.

During the last three years we have issued unregistered securities to Chinese persons none of them residents of the United States. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of these securities were, except as set forth below, deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2), thereof, and/orRule506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates issued in such transactions. All purchasers of our securities were accredited or sophisticated persons and had adequate access through employment, business or other relationships to information about us.

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

The other income for the three months ended June 30, 2016amounted to $(857,643) with a difference of $96,058 to Q2 2015 and derived from the combination of (1) Gain on extinguishment of debt $0 (Note 4), Government Grant $0 and other income $0 less interest expenses of $953,701. Whereas, the other income for the three months ended June 30, 2015 amounted to $(1,177,990) and derived from the combination of (1) Gain on extinguishment of debt $0 (Note 4), Government Grant $58,661 and other income $89,821 less interest expenses of $1,326,472.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $0 and $0 has been credited (charged) to operations for the three months ended June 30, 2016 and 2015, respectively.

Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) decreased by $2,185,023 or 33% from $6,718,678 for Q2 2015 to $4,533,655 for Q2 2016. The decrease was primarily due to decrease in Office and corporate expenses of $1,653,911 from $2,843,444 for Q2 2015 to $1,189,533 for Q2 2016.

Category	2016 Q2	2015 Q2	Difference
			$
Office and corporate expenses	1,189,533	2,843,444	(1,653,911)

Wages and salaries	486,072	537,257	(51,185)

Traveling and related lodging	10,940	15,196	-4256

Motor vehicles expenses and local transportation	30,371	54,162	(23,791)

Entertainments and meals	32,744	66,264	(33,520)

Others and miscellaneous	896,195	993,271	(97,076)

Depreciation and amortization	934,099	882,612	51,487

Sub-total	3,579,954	5,392,206	(1,812,252)

Interest expenses	953,701	1,326,472	(372,771)

Total	4,533,655	6,718,678	(2,185,023)

Depreciation and amortization decreased by $9,848 or 1% to $1,375,566 for Q2 2016 from $1,385,414 for Q2 2015. The decrease was primarily due to the increase of depreciation by $190,782 to $995,317 for Q2 2016 from depreciation of $804,535 for Q2 2015, and whereas the decrease of amortization by $200,630 to $380,249 for Q2 2016 from amortization of $580,879 for Q2 2015.

In this respect, total depreciation and amortization amounted to $1,375,566 for Q2 2016, out of which amount, $934,099 was reported under general and administration expenses and $441,467 was reported under cost of goods sold, and whereas total depreciation and amortization was at $1,385,414 for Q2 2015 and out of which amount $882,612 was reported under General and Administration expenses and $502,802 was reported under cost of goods sold.

Note (7) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

Names of intermediate holdco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.		Triway Industries Ltd.(HK)	Total
Abbreviated names	CA	(MEIJI)			(APWAM)		(TRW)

% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%		75%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)	Qing Hai Zhonghe Meat product Co.Ltd (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)	(JFD)
				Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Net income of the P.R.C. subsidiaries for the period ended 30. June 2016 in $		$2,066,896	$529,453	$1,264,684	$3,294,040	$6,541,588	$1,472,407

Equity % of non-controlling interest		25%	25%	24.0%	55%	55%	25%

Non-controlling interest's shares of Net incomes in $		$516,724	$132,363	$303,524	$1,811,722	$3,597,873	$368,102	$6,730,309

The Net Income attributed to non-controlling interest is $6,730,309 shared by (JHST, JHMC, HSA, SJAP and JFD collectively) for Q2 2016 as shown in Table (F) above.

Note (8) to Table A 1 Earnings per shares (EPS)

Earnings per share increased by $0.39 (basic) and $0.31 (diluted) per share from EPS of $0.51 (basic) and $0.51 (diluted) for Q2 2015 to EPS of $0.90 (basic) and $0.82 (diluted) for Q2 2016. The reasons underlying the increase ~~is~~ was primarily due to:

* Increase of net income to the group by $9,486,090.

* Increase of 1,331,565 shares in fully diluted shares primarily shares issued as collateral to secure two loans in Q2 2015 that will be retired upon their return when the loans are repaid at maturity (in the event of default, the collateralized shares will remain fully issued and outstanding shares, as currently reported).

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the six months ended 30 June 2016 (Q2 2016) compared to the twelve months ended 31 December 2015 (fiscal year 2015)

Consolidated Balance sheets	June 30,2016	December 31, 2015	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	3,320,287	7,229,197	-3,908,910	B
Inventories	65,672,097	62,848,707	2,823,390	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,306,885	1,306,885	-
Deposits and prepaid expenses	95,499,629	83,811,929	11,687,700	10
Accounts receivable	128,587,659	135,674,418	-7,086,759	11
Other receivables	73,375,022	59,780,587	13,594,435
Total current assets	367,761,579	350,651,723	17,109,856
Property and equipment			-
Property and equipment, net of accumulated depreciation	107,201,631	104,259,079	2,942,552	12
Construction in progress	98,983,538	72,788,769	26,194,769	13
Land use rights, net of accumulated amortization	56,618,491	58,485,675	-1,867,184	14
Total property and equipment	262,803,660	235,533,523	27,270,137
Other assets			-
Goodwill	724,940	724,940	-
Investment in unincorporated equity investee	150,806	769,941	-619,135
Long term investment	754,034
Proprietary technologies, net of accumulated amortization	10,448,565	10,784,358	-335,793	15
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	41,109,708	41,109,708	-
Total other assets	53,188,053	53,388,947	-200,894
Total assets	683,753,292	639,574,193	44,179,099
Current liabilities				16
Accounts payable and accrued expenses	15,219,495	9,345,559	5,873,936
Billings in excess of costs and estimated earnings on uncompleted contracts	7,731,837	8,700,706	-968,869
Due to a director	711,715	211,247	500,468
Other payables	6,927,260	4,792,579	2,134,681
Borrowings-Short term bank loan	4,389,365	4,466,040	-76,675
Negotiable promissory notes	879,321	865,968	13,353
Total current liabilities	35,858,993	28,382,099	7,476,894
Non-current liabilities
Other payables	4,797,332	4,797,332
Long term debts	1,039,680	1,554,902	-515,222
Convertible note payable	28,289,106	34,904,739	-6,615,633	16	D
Total non-current liabilities	34,126,118	41,256,973	-7,130,855
Stockholders’ equity
Common stock	21,465	20,134	1,331
Additional paid-in capital	150,844,732	142,882,173	7,962,559
Retained earnings	367,019,614	339,616,638	27,402,976
Accumulated other comprehensive income	-1,018,494	1,427,638	-2,446,132
Treasury stock	-1,250,000	-1,250,000	-
Total SIAF Inc. and subsidiaries' equity	515,617,317	482,696,583	32,920,734
Non-controlling interest	98,150,864	87,238,538	10,912,326
Total stockholders' equity	613,768,181	569,935,121	43,833,060
Total liabilities and stockholders' equity	683,753,292	639,574,193	44,179,099

This Part B discusses and analyzes certain items (marked with notes) that we believe would assist stakeholders in obtaining a better understanding of the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalent of $(3,908,910) is derived from cash and cash equivalents of $3,320,287 and $7,229,197 as at June 30, 2016 and December 31, 2015, respectively. Respectively, cash & cash equivalents typically settle into a normal range by mid-year following irregular spikes and drops due to seasonal impacts at the end of the year.

Note (9) Break down on inventories

	June 30,2016	Dec 31,2015	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	8,441,993	4,053,459	4,388,534
Bread grass	135,696	1,207,260	(1,071,564)
Beef cattle	4,832,611	5,026,404	(193,793)
Organic fertilizer	12,619,418	10,815,983	1,803,435
Forage for cattle and consumable	14,797,299	10,328,365	4,468,934
Raw materials for bread grass and organic fertilizer	12,191,803	15,440,348	(3,248,545)
Beef and mutton	11,331,154	14,593,458	(3,262,304)
Immature seeds	1,322,123	1,383,431	(61,308)
	65,672,097	62,848,707	2,823,390

Note (10) Breakdown of Deposits and Prepaid Expenses

	June 30,2016	Dec 31,2015	Difference	Note
	$	$	$
Deposits for
- purchases of equipment	6,975,629	$4,963,245	2,012,384
- acquisition of land use rights	3,373,110	3,373,110	0	10.1
- inventories purchases	18,440,747	19,948,867	(1,508,120)
- aquaculture contracts	2,261,538	4,340,741	(2,079,203)
- building materials	8,632,259	9,197,796	(565,537)
- consulting service providers and others	22,354,658	20,243,172	2,111,486
- construction in progress	11,281,100	11,281,100	0
Prepayments - debts discounts and others	14,216,699	9,919,126	4,297,573
Shares issued for employee compensation and overseas professional and bond interest	7,963,889	544,772	7,419,117	10.2
	95,499,629	83,811,929	11,687,700

Note (10.1)

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of June 30, 2016, we have $3,373,110 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•	$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right” is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority approval on or before 31 December 2016, as the new local ordinances on agriculture land delayed the processing of our application.

•	$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies

Under account of	Segment of	Project name	Estimated total	Estimated time	Current status	Deposit & prepayments	Land Bank
Subsidiary			Asset value	of Acquisition	of Project	made as of September 30, 2014	or Built Up area
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000

		Seafood Center				1,032,914
CA	Fishery	Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100
		Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000
		Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300
						41,109,708

Note (11) Breakdown of Accounts receivable:

	June 30,2016
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	20,156,011	16,459,887	1,152,252	-	2,543,872
Sales of Live Fish, eels and prawns (from Farms) (CA)	28,811,777	16,794,878	5,575,831	6,441,068	-
Sales of imported seafood (SIAF)	10,206,516	7,770,568	2,435,948	-	-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	7,629,100	5,026,038	-	2,603,062	-
Sales of HU Flowers (Fresh & Dried) (JHST)	5,420,110	4,637,835	782,275	-	-
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	20,764,506	4,136,089	6,499,486	2,796,500	7,332,431
Sales Fertilizer from (HSA)	9,951,326	1,707,671	3,472,296	1,743,991	3,027,368
Sales of Beef (QZH)	25,648,313	10,136,831	11,000,822	1,479,859	3,030,801
Total	128,587,659	66,669,797	30,918,910	15,064,480	15,934,472

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable aging is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days and therefore no diminution in value is required, as the credit quality of receivable is not in doubt.

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices and aging is within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold $ 29 million in live fish, eels and prawns (live seafood) to the wholesalers for the three months ended June 30, 2016 and as of June 30, 2016, accounts receivable of $0 was over 120 days. These debtors represent credit quality receivables as they are well established wholesalers, profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

Sales of fertilizer and bulk livestock feed: These comprise sales made to regional farmers contracted by us to grow crops and pastures using and purchasing our fertilizer. We in turn agree to buy their cattle that are fed with our bulk and concentrated cattle feed purchased from us. Under these arrangements, our accounts receivable are normally carried forward until such time they can be offset against our account payables due to these contracted farmers (that is, the amount owed for the amount of crops and pasture-grass is ultimately offset against the cattle that we purchase from them~~,~~). As these debtors are our contract farmers and operate profitable and viable businesses with us and have a good track record we consider their credit quality good and collection from them is not in doubt, thus no diminution in value is required.

Information on Concentration of credit risk of account receivables:

We have 4 major long term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 58.02% or more of our consolidated revenues for Q2 2016 as shown in the table below:

	two months ended June 30, 2016
	% of total Revenue	$	Customer's Total Revenue
Customer A	18.45%		22,924,066
Customer B	13.99%		17,383,413
Customer C	13.97%		17,367,698
Customer D	11.61%		14,431,039

	58.02%		72,106,216

Customer A is one of our main agents, namely Mr . Xian Zhiming (Legal representative of “Zhongshan City A Power Agriculture Development Co. Limited,”(ZSAPAD), the SFJVC of the Zhongshan new prawn farm). In our account, ZSAPAD’ s legal representative is the person responsible for its company affairs, such that we quote Customer A in the name of Xian Zhiming instead of ZSAPAD. As of June 30, 2016, all of its receivables to the Company are within trading terms of 60 to 90 days, though we have agreed to extend trading terms between 120 days to 180 days in the interim until such time as we shall have completed Triway’s acquisition of PF3 and PF4.

Customer B is WangJianWha, owner of Guangzhou Wholesale market (Store 17) who distributes our live prawns to over 30 other wholesalers at the same Guangzhou Wholesale Fish Markets. The purpose of using one main wholesaler as our main distributor is to have just one person responsible for payments to us such that we shall not need to collect sales proceeds from 30 or more wholesalers. During Q2 2016, we sold to Mr .WangJianWha, 13.99% of our total consolidated revenue (equivalent to $17,383,413 out of our total revenue of $124,282,255) derived from the sales of CA’ s live prawns under the segment of Fishery.

Customer C: is Shanghai Virgo Co. China (“Virgo”), which is the distribution center established by CA since May 2015 distributing seafood and beef meats. Virgo has many customers (i.e. exceeding 6 major agencies and 600 direct customers over the past year) with sales reaching US$1.5 million / month as of month of August 2016. At the same time, Virgo has now established its own import and export licenses in China and establishing its own direct wholesale outlets in Shanghai and Changsha cities, etc. that will help Virgo to consolidate its trading position in the market. The Company sold to Virgo 13.97% of our total consolidated revenue, equivalent to $17,367,698 out of our total revenue of $124,282,255.

Customer D is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). CA was the consulting engineer responsible for the construction of WSC 1and development of its business operation via a Consulting and Service Contract granted by APNW. APNW is now one of our main wholesalers, and to whom we bill our sales of seafood (including live and frozen seafood). APNW distributes the seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has held all relevant Import Quotas and Permits since September 30, 2014. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales affected through WSC 1 contribute 11.61% of our total consolidated revenue, equivalent to $14,431,039 out of our total revenue of $124,282,255 derived, collectively.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q2 2016:

	June . 30. 2016		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	14.34%		18,443,674
Customer B	13.70%		17,612,139
Customer C	8.81%		11,327,294
Customer D	6.99%		8,990,613
	43.84%		56,373,719

Note (12) Property and equipment, net of accumulation depreciation

June 30, 2016
$

Plant and machinery	6,481,690
Structure and leasehold improvements	90,612,871
Mature seeds and herbage cultivation	18,737,643
Furniture and equipment	704,153
Motor vehicles	790,434
117,326,791

Less: Accumulated depreciation	-10,125,160
Net carrying amount	107,201,631

Note (13) Construction in progress

June 30, 2016
$

Construction in progress
- Oven room、road for production of dried flowers	3,016,136
- Office, warehouse and organic fertilizer plant in HAS	32,139,090
- Organic fertilizer and bread grass production plant and office building	19,340,652
- Rangeland for beef cattle and office building	31,620,384
- Fish pond	12,867,276

TOTAL	98,983,538

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2016.06.30 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	213,071	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	33,610,629	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	329,601	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	906,304	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	875,920	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,914,662	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,741,329	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	819,022	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	705,073	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,507,448	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,235,041	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,748,075	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	465,724	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	326,603	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	4,193,868	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,723,485
Exchange difference							-2,444,712		-2,697,364

			654				64,785,941	131,789	56,618,491

Note (15) Other receivables

	June 30, 2016	Note
	$

Advanced to employees	532,148	15.A
Advanced to suppliers	13,977,318	15.B
Advanced to customers	28,003,006
Advanced to developers	28,000,000
Advanced to convertible bond holder	2,862,550
	73,375,022

Note 15.A & B: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 100 members) who are our suppliers, to carry them through respective growing periods (for cropping, pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out to less than $1,863 per member that, in management’s opinion, is a normal season to season allotment deemed fair and equitable. In this respect, as said average increases it means that the average cooperative farmer is increasing his/her productivity (whether in the growing of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

The sub-contractors and suppliers of the Zhongshan Projects are reputable entities that, in management’s opinion, are trusted entities employing their funds into work on the Zhongshan Project.

Note (16) Current Liabilities:

	June 30, 2016	Note
Current liabilities
Accounts payable and accruals	15,219,495	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	7,731,837
Due to a director	711,715
Other payables	6,927,260	16 B
Borrowings-Short term bank loan	4,389,365
Negotiable promissory notes	879,321
	35,858,993

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms, yet most purchases are paid for in cash or short credit terms (7 to 10 days), which allows for better bargaining ability to obtain cash discounts, thus resulting in lower trade account payables balances totaling $15,219,495, about 12.25% of total sales of $124 million for the reasons stated below:

Our main Account Payables during Q2 2016 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and Services (“C&S”), since inception, has been the major contributor of income to date with cost of goods sold averaging 77%, and 71% for CA and SIAF, respectively, derived from C&S during Q2 2016.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that goods delivered are paid for within shorter trading terms making it affordable for them to carry such costs).

3.	The cost of fish sales averaged 77% for Q2 2016, the bulk of the cost from the supplies of baby fingerlings and live bait as the main fish feed. The customary trading terms of Chinese suppliers is on a cash on delivery basis, yet suppliers who provide short credit terms presently is limited to no more than a select few and comprise a portion of current accounts payable
31

4.	The cost of SJAP’s cattle sales was at 87% for Q2 2016, and at the Enping cattle farm at 94% for Q2 2016, wherein most of the cattle supplied to both entities comes from small primary producers who do not have the means to extend long-term credit and are paid either cash on delivery or under very short-term credit conditions.

5.	At SJAP, the bulk of our fertilizer was sold to farmers who are growing pasture grass and crops for our operations. Fertilizer sales were kept as book entries that are offset with pasture grass and crops purchased from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 45%for Q2 2016. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (16.B): Series F Non-convertible preferred stock

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non- convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non - Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2014. During Q1 2013, the transfer agent of the Company recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. However, the Company did not issue physical shares and only issued coupons to notify respective shareholders on that date. These 924,180 Series F shares, were based on numbers of shares of Common Stock as of September 28, 2012 of 91,931,287 shares, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with decimal number of shares being rounded up to one. Once payment of $3.40 per share is made the F shares will be voided and will be cancelled in full. As of May 30, 2015 payment on the F-series shares has been made, and respective shares cancelled, accordingly.

Note (16C): Analysis of Other Payables:

As of June 30 2016, other payables totaling $11,724,592 composed of the following:

During the six months ended June 30, 2016, the Company issued Promissory notes amounting to $2,200,000 to unrelated third parties for advances granted by third parties, collectively, to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two (2) years, interest free. Promissory notes could be repaid either by cash or in shares of the Company or in combination, thereof. If shares settle debt amounts, the respective share conversion rate will be determined by both parties at the time of settlement. During Q2 2016 we redeemed $0 of Promissory Notes for advances granted by third parties in fiscal year 2012 as well as in early months of 2014 leaving a balance of $1,100,000 from those Promissory Notes still due and outstanding as of June 30, 2016.

A grant of $764,494 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of June 30 2016, work remains in progress on the project~~,~~ and the grant is recorded as other payables.

During the six months ended June 30, 2016, other advances provided through verbal agreements with other unrelated third parties, collectively, to our subsidiaries with no fixed term of repayment, interest free, amount to $3,980,766 unpaid and outstanding as of June 30, 2016.

Part C. Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 (presented in summarized Charts below);

Revenue:

Revenues decreased by $10,134,869 (or 5%) to $196,195,309 for the six months ended June 30, 2016 from $206,330,178 for the six months ended June 30, 2015. The decrease was primarily due to the decrease of revenue generated from our fishery, organic fertilizer, and corporate and others operations and the maturity of on-going divisional businesses improving their revenues.

The following chart illustrates the changes by category from the six months ended June 30, 2016 to June 30, 2015.

Revenue
	2016	2015
Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	77,418,513	81,313,647	(3,895,134)

Plantation	5,502,259	4,193,013	1,309,246

Beef	52,299,576	61,473,980	(9,174,404)

Organic fertilizer	23,007,020	20,329,791	2,677,229

Cattle farm	11,896,647	17,787,670	(5,891,023)

Corporate and others	26,071,294	21,232,077	4,839,217

Total	196,195,309	206,330,178	(10,134,869)

Cost of Goods Sold and Services:

Cost of goods sold and services decreased by $1,439,123 (or 1%) to $147,375,693 for the six months ended June 30, 2016 from $148,814,816 for the six months ended June 30, 2015. The decrease was primarily due to the Company decrease in fishery, plantation, beef, organic fertilizer, cattle farm and corporate and others operations for six months ended June 30, 2016 as compared for the six months ended June 30, 2015.

The following chart illustrates the changes by category from the six months ended June 30, 2016 to June 30, 2015.

	2016	2015
Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	58,037,079	56,671,589	1,365,490

Plantation	2,654,717	1,144,755	1,509,962

Beef	39,377,707	46,034,126	(6,656,419)

Organic fertilizer	13,157,144	11,463,167	1,693,977

Cattle farm	11,272,835	17,125,423	(5,852,588)

Corporate and others	22,876,211	16,375,756	6,500,455

Total	147,375,693	148,814,816	(1,439,123)

Gross Profit

Gross profit decreased by $8,695,746 (or 15%) to $48,819,616 for the six months ended June 30, 2016 from $57,515,362 for the six months ended June 30, 2015. The decrease was primarily due to the corresponding decrease in operation revenues.

The following chart illustrates the changes by category from the six months ended June 30, 2016 to June 30, 2015. The gross profit by category is as follows:

	2016	2015
Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	19,381,434	24,642,058	-5,260,624

Plantation	2,847,542	3,048,258	-200,716

Beef	12,921,869	15,439,854	-2,517,985

Organic fertilizer	9,849,876	8,866,624	983,252

Cattle farm	623,812	662,247	-38,435

Corporate and others	3,195,083	4,856,321	-1,661,238

Total	48,819,616	57,515,362	-8,695,746

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) decreased by $1,777,027 (or 15%) to $10,291,164 for the six months ended June 30, 2016 from $12,068,191 for the six months ended June 30, 2015. The decrease was primarily due to decrease in Office and corporate expenses paid for overseas professional services of $110,504 for the six months ended June 30, 2016 from $4,856,373 for the six months ended June 30, 2015.

Category	2016 Q1-Q2	2015 Q1-Q2	Difference
	$	$	$
Office and corporate expenses	2,745,869	4,856,373	(2,110,504)
Wages and salaries	1,039,291	1,205,945	(166,654)
Traveling and related lodging	102,347	98,089	4,258
Motor vehicles expenses and local transportation	70,101	95,062	(24,961)
Entertainments and meals	562,492	116,577	445,915
Others and miscellaneous	1,842,774	1,723,101	119,673
Depreciation and amortization	1,785,813	1,862,966	(77,153)
Sub-total	8,148,687	9,958,113	(1,809,426)
Interest expenses	2,142,477	2,110,078	32,399
Total	10,291,164	12,068,191	(1,777,027)

Depreciation and Amortization

Depreciation and amortization increased by $538,992 (or 20%) to $3,240,865 for the six months ended June 30, 2016 from $2,701,873 for the six months ended June 30, 2015. The increase was primarily due to the increase of depreciation by $657,056 to $2,263,929 for the six months ended June 30, 2016 from depreciation of $1,606,873 for the six months ended June 30, 2015, and the decrease of amortization by $118,064 to $976,936 for six months ended June 30, 2016 from amortization of $1,095,000 for the six months ended June 30, 2015.

In this respect, total depreciation and amortization amounted to $3,240,865 for the six months ended June 30, 2016, out of which amount $1,785,813 was booked under General and administration expenses and $1,455,052 was booked under cost of goods sold; whereas total depreciation and amortization was at $2,701,873 for the six months ended June 30, 2015 and out of which amount, $1,862,966 was booked under General and Administration expenses and $838,907 was booked under cost of goods sold.

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

The Company filed its tax returns with IRS for year 2011 to 2014 and shall complete its 2015 filing on or before 30 September 2016.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HAS, QZH and SJAP since they are exempt from EIT for the six months ended June 30, 2016 and 2015 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the six months ended June 30, 2016 and 2015.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the six months ended June 30, 2016 and 2015.

No Sweden Corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the six months ended June 30, 2015.

No deferred tax assets and liabilities are of June 30, 2016 and December 31, 2015 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

 None.

 Liquidity and Capital Resources

As of June 30 2016, unrestricted cash and cash equivalents amounted to $ 3,320,787 (see notes to the consolidated financial statements), and our working capital as of June 30, 2016 was $332,581,781.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	3,770,170				3,770,170
Negotiable promissory notes	1,725,000				1,725,000
Long Term Debts	879,321	1,658,875			2,538,196
Promissory Notes	2,200,000		28,289,106		2,200,000

Cash provided by operating activities amounted to $37,852,534 for the six months ended June 30, 2016. This compares with cash provided by operating activities totaled $45,834,115 for the six months ended June 30, 2015. The decrease in cash flows from operations primarily resulted from the decrease of other payables of $2,134,681 for the six months ended June 30, 2016 from $7,676,735 for the six months ended June 30, 2015.

Cash used in investing activities totaled $(35,227610) for the six months ended June 30, 2016. This compares with cash used in investing activities totaling $(37,189,404) for the six months ended June 30, 2015. The increase in cash flows used in investing activities primarily resulted from payment for construction of $29,031,614 for the six months ended June 30, 2016 from $33,275,507 for the six months ended June 30, 2015.

Cash provided by financing activities totaled $(8,189,120) for the six months ended June 30, 2016. This compares with cash used in financing activities totaling $(3,146,063) for the six months ended June 30, 2015. The decrease cash provided by financing activities primarily resulted from the due to payment f or convertible note payable repaid through director’s account of $(7,676,760).

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

We have no immediate plan to complete the acquisition of unincorporated entities except the fishery sector with the intension to complete Triway’s acquisition of farms (i.e. PF1, PF2, PF3 & PF4, etc.) to initiate the said Carve-out exercise of Triway mentioned earlier in this report on or before year end 2016.

Part F. Proforma on records of historical performances reflecting the Company’s “Free Cash Flow “derivation: (Inclusive of SIAF and subsidiaries in segments containing Non-GAAP derivation)

	2013	2014	2015	2016Q1-2	Total

Sale of goods	209	323	337	164	1,033
Consulting income	52	81	92	32	257

Cost of goods sold	139	231	261	124	755
Cost of service	21	44	57	23	145

EBITDA	98	119	101	44	362

Depreciation & amortization	3	5	5	3	16

Net income attributable to SIAF & subsidiaries	74	92	66	27	259

Non - controlling interest	20	22	25	12	78

Net Incomes of the group	94	114	91	39	401

Total Assets	357	513	640	680

Current assets	147	282	350	368

Total liabilities	38	72	70	72

Current liabilities	31	52	28	35

Capital employed	326	461	611	645	-

Total stockholders equity	319	441	569	608
Internal transaction adjustment	0	-0	-0	-
Total stockholders equity (adjustment)	319	440	569	608

ROCE	49%	59%	49%	38%

Total Capex	71	35	47	31	184
1. property and equipment	22	21	43	5	91
2. construction in progress	41	10	4	26	81
3. land use right	4	4	-	-	8
4. proprietary technologies	4	-	-	-	4

Ending balance	116	230	322	333
1. cash and cash equivalents	1	3	7	3
2. inventories	8	46	63	66
3. deposits and prepaid expenses	51	76	84	95
4. account receivable	82	105	136	129
5. other receivables	5	52	60	75
6. account payables and accrued expenses	-11	-22	-9	-15
7. short term loan	-4	-4	-4	-4
8. other payables	-16	-26	-15	-16

Total increase of wc	5	114	92	11	275

Total capex and increase of wc	76	149	139	42	405

Free Cash Flow (FCF)	22	-30	-37	3	-43

Net Debt	-5	-20	-41	-35

E.2 on APWAM (holding company of SJAP.

	2013	2014	2015	2016Q1-2	Total

Sale of goods	62	102	144	65	373

Cost of goods sold	38	68	111	46	263

EBITDA	27	33	34	19	113

Depreciation & amortization	-	1	1.01	1.14	3

Net income attributable to SIAF & subsidiaries	12	14	15	8	49

Non - controlling interest	15	17	18	10	60

Net Incomes of the group	27	31	33	18	109

Total Assets	88	158	200	226

Current assets	35	83	105	105

Total liabilities	15	28	17	17

Current liabilities	14	16	14	14

Capital employed	74	142	186	212

Total stockholders equity	73	130	183	209
Internal transaction adjustment	-32	-58	-78	-86
Total stockholders equity (adjustment)	41	72	105	123

ROCE	47%	46%	49%	39%

Total Capex	38	20	21	20	99
1. property and equipment	12	6	31	5	54
2. construction in progress	24	14	-10	15	43
3. land use right	-	-	-	-	-
4. proprietary technologies	2	-	-	-	2

Ending balance	21	67	91	90
1. cash and cash equivalents	0.38	1	2	0
2. inventories	4	27	34	37
3. deposits and prepaid expenses	13	19	18	16
4. account receivable	16	34	48	47
5. other receivables	2	2	2	5
6. account payables and accrued expenses	-5	-4	-5	-6
7. short term loan	-4	-4	-4	-4
8. other payables	-5	-8	-5	-5

Total increase of wc	3	46	24	-0	72

Total capex and increase of wc	41	66	45	20	171

Free Cash Flow (FCF)	-14	-33	-10	-1	-58

Net Debt	-5	-7	-6	-5

E.3.SIAF’s Corporate Operational division

	2013	2014	2015	2016Q1-2	Total

Sale of goods	22	51	38	26	137
Consulting income	9	5	4	-	18

Cost of goods sold	19	45	33	23	120
Cost of service	3	5	1	-	9

EBITDA	6	6	0	-2	10

Depreciation & amortization	-	0	0	-

Net income attributable to SIAF & subsidiaries	6	6	-5	-2	5

Non - controlling interest	-	-	-	-

Net Incomes of the group	6	6	-5	-2	5

Total Assets	19	43	95	100

Current assets	10	39	76	85

Total liabilities	8	13	39	42

Current liabilities	6	10	1	6

Capital employed	13	33	94	94

Total stockholders equity	11	30	56	58
Internal transaction adjustment	87	82	89	85
Total stockholders equity (adjustment)	98	112	145	143

ROCE	73%	40%	3%	-11%

Total Capex	2	1	4	3	10
1. property and equipment	-	-	-	-	-
2. construction in progress	-	1	4	3	8
3. land use right	-	-	-	-	-
4. proprietary technologies	2	-	-	-	2

Ending balance	4	29	76	79
1. cash and cash equivalents		2	-	1
2. inventories	-	-	4	-
3. deposits and prepaid expenses	2	2	28	35
4. account receivable	8	9	9	10
5. other receivables	0	26	35	39
6. account payables and accrued expenses	-1	-3	-	-2
7. short term loan	-	-	-	-
8. other payables	-5	-7	-1	-4

Total increase of wc	4	25	47	3	79

Total capex and increase of wc	6	26	51	6	89

Free Cash Flow (FCF)	0	-20	-51	-8	-78

Net Debt	-	-13	-35	-30

E.4. CA (Fishery Development Division)

	2013	2014	2015	2016Q1-2	Total
	In rounded figures of $ million
Sale of goods	47	54	47	29	177
Consulting income	36	76	88	32	232

Cost of goods sold	33	31	35	22	121
Cost of service	13	39	56	23	131

EBITDA	37	55	43	18	153

Depreciation & amortization	-	-	0	-

Net income attributable to SIAF & subsidiaries	37	55	43	16	151

Non - controlling interest	-	-	-	-

Net Incomes of the group	37	55	43	16	151

Total Assets	81	111	123	134

Current assets	54	79	85	100

Total liabilities	7	20	10	10

Current liabilities	4	20	10	13

Capital employed	77	91	113	121

Total stockholders equity	74	91	113	124
Internal transaction adjustment	45	84	104	109
Total stockholders equity (adjustment)	119	174	217	233

ROCE	97%	140%	119%

Total Capex	3	4	-	3	10
1. property and equipment	-	-	-	-	-
2. construction in progress	3	-	-	3	6
3. land use right	-	4	-	-	4
4. proprietary technologies	-	-	-	-	-

Ending balance	50	59	75	87
1. cash and cash equivalents	-	-	-	-
2. inventories	-	-	-	5
3. deposits and prepaid expenses	16	32	23	21
4. account receivable	36	28	44	49
5. other receivables	2	19	19	25
6. account payables and accrued expenses	-	-11	-1	-5
7. short term loan	-	-	-	-
8. other payables	-4	-9	-9	-8

Total increase of wc	-	9	16	12	37

Total capex and increase of wc	3	13	16	15	47

Free Cash Flow (FCF)	34	42	27	3	106

Net Debt	-	-	-	-

E.5. Tri-way (the holding company of Fish Farm (1))

	2013	2014	2015	2016Q1-2	Total

Sale of goods	25	52	39	16	132

Cost of goods sold	19	41	33	13	106

EBITDA	6	10	6	3	26

Depreciation & amortization	0	1	0.79	0.40	2

Net income attributable to SIAF & subsidiaries	5	8	3	2	18

Non - controlling interest	1	2	2	1	6

Net Incomes of the group	6	10	5	3	24

Total Assets	21	21	24	26

Current assets	6	-	13	12

Total liabilities	-	-	-	-

Current liabilities	-	-	-	1

Capital employed	21	21	24	25

Total stockholders equity	21	21	24	26
Internal transaction adjustment	-7	2	4	5
Total stockholders equity (adjustment)	13	23	28	31

ROCE	53%	97%	87%	72%

Total Capex	2	1	2	-	5
1. property and equipment	-	2	2	-	4
2. construction in progress	2	-1	-	-	1
3. land use right	-	-	-	-	-
4. proprietary technologies	-	-	-	-

Ending balance	6	10	13	11
1. cash and cash equivalents	-	-	5	0
2. inventories	2	3	4	4
3. deposits and prepaid expenses	4	4	2	5
4. account receivable	-	-	-	-
5. other receivables	-	3	3	3
6. account payables and accrued expenses	-	-	-	-1
7. short term loan	-	-	-	-
8. other payables	-	-	-	-

Total increase of wc	-1	4	3	-2	4

Total capex and increase of wc	1	5	5	-2	9

Free Cash Flow (FCF)	5	5	1	5	17

Net Debt	-	-

E.6. MEIJI and Cattle Farm (Development and holding company of CF (1))

	2013	2014	2015	2016Q1-2	Total

Sale of goods	18	33	35	12	98
Consulting income	7	-			7

Cost of goods sold	13	31	33	11	88
Cost of service	5	-			5

EBITDA	5	2	3	1	11

Depreciation & amortization	0	0	0.59	0.33	2

Net income attributable to SIAF & subsidiaries	5	1	2	1	9

Non - controlling interest	-	-	0	0	1

Net Incomes of the group	5	1	2	1.0	9

Total Assets	34	42	39	42

Current assets	11	17	18	17

Total liabilities	2	5	-	-

Current liabilities	1	-	-	-

Capital employed	33	42	39	42

Total stockholders equity	32	37	39	42
Internal transaction adjustment	-10	-14	-14	-16
Total stockholders equity (adjustment)	22	23	25	26

ROCE	43%	36%	21%	10%

Total Capex	-	-	2	-	2
1. property and equipment	-	-	2	-	2
2. construction in progress	-	-	-	-	-
3. land use right	-	-	-	-	-
4. proprietary technologies

Ending balance	10	17	18	17
1. cash and cash equivalents	0.49	-	-	-
2. inventories	1	1	4	4
3. deposits and prepaid expenses	1	3	3	5
4. account receivable	9	13	11	8
5. other receivables	-	-	-	-
6. account payables and accrued expenses	-	-	-	-
7. short term loan	-	-	-	-
8. other payables	-1	-	-	-

Total increase of wc	2	7	1	-1	9

Total capex and increase of wc	2	7	3	-1	11

Free Cash Flow (FCF)	3	-5	-0	2	0

Net Debt

E.7. MEIJI and JHST plantation division

	2013	2014	2015	2016Q1-2	Total

Sale of goods	23	11	14	6	54

Cost of goods sold	10	4	4	3	21

EBITDA	11	6	9	2	28

Depreciation & amortization	1	1	1.15	0.56	4

Net income attributable to SIAF & subsidiaries	7	4	6	1.14	18

Non - controlling interest	3	1	2	0.38	6

Net Incomes of the group	10	5	8	1.52	24

Total Assets	37	39	45	40

Current assets	19	24	21	18

Total liabilities	-	1	1	1

Current liabilities	-	1	-	-

Capital employed	37	38	45	40

Total stockholders equity	37	38	44	39
Internal transaction adjustment	-13	-9	-7	-
Total stockholders equity (adjustment)	24	29	37	39

ROCE	43%	55%	51%	36%

Total Capex	10	1	5.1	-	16
1. property and equipment	6	1	2.5	-	10
2. construction in progress	-	-	2.6	-	3
3. land use right	4	-	-	-	4
4. proprietary technologies	-	-	-	-	-

Ending balance	19	23	21	18
1. cash and cash equivalents	-	-	-	1
2. inventories	1	1	1	1
3. deposits and prepaid expenses	9	11	6	9
4. account receivable	9	11	12	5
5. other receivables	-	1	1	1
6. account payables and accrued expenses	-	-	-	-
7. short term loan	-	-	-	-
8. other payables	-	-1	-	-

Total increase of wc	2	4	-2	-3	1

Total capex and increase of wc	12	5	3	-3	17

Free Cash Flow (FCF)	-1	1	6	5	12

Net Debt

E.8. HSA (the Hunan fertilizer Operation)

	2013	2014	2015	2016Q1-2	Total

Sale of goods	12	20	20	10	62

Cost of goods sold	7	11	12	6	36

EBITDA	4	7	7	3	21

Depreciation & amortization	1	1	1.48	0.84	5

Net income attributable to SIAF & subsidiaries	2	5	4	1.90	13

Non - controlling interest	1	1	1	0.60	4

Net Incomes of the group	3	6	5	2.50	16

Total Assets	76	99	115	114

Current assets	11	30	32	30

Total liabilities	6	5	4	2

Current liabilities	6	5	4	1

Capital employed	70	94	111	113

Total stockholders equity	70	94	111	112
Internal transaction adjustment	-69	-87	-99	-97
Total stockholders equity (adjustment)	1	7	12	15

ROCE	2%	9%	10%	7%

Total Capex	16	8	13	5	42
1. property and equipment	4	12	6	-	22
2. construction in progress	12	-4	7	5	20
3. land use right	-	-			-
4. proprietary technologies	-	-			-

Ending balance	5	25	29	29
1. cash and cash equivalents	-	-	-	0
2. inventories	-	14	15	15
3. deposits and prepaid expenses	6	5	5	4
4. account receivable	4	10	12	10
5. other receivables	1	1	1	1
6. account payables and accrued expenses	-5	-4	-4	-1
7. short term loan	-	-	-	-
8. other payables	-1	-1	-	-

Total increase of wc	-6	20	4	0	18

Total capex and increase of wc	10	28	17	5	60

Free Cash Flow (FCF)	-6	-21	-10	-2	-39

Net Debt

Summary of Cashflow of each segments and the Group:

6M 2016

6M 2016 (USD M)	CA + TRW	SJAP	HSA	MEIJI	HU-plant	SIAF	Eliminations	Group
Net income for the period	18	18	3	1	2	-2		39.1
Reconciliation of net income to net cash from ops.
Depreciation	0.3	1.0	0.5	0.2	0.3	-		2.3
Amortization	0.2	-	0.4	0.1	0.2	-		1.0
Common stock issued for services						0		0.4
Gain on extinguishment of debts								-
Other amortized cost						2		2.1
Cash flow from op. activities before change in WC	18	19	3	2	2	0	-	44.8
Change in inventories	-5	-3	0	0	0	4		-2.8
Change in costs and estimated earnings in excess of billings on uncompleted contacts								-
Change in deposits and prepaid expenses	-1	2	1	-2	-3	-8	7	-5.1
Change in due to a director						0.50		0.5
Change in accounts payable and accrued expenses	5	1	-3	0	0	2		5.9
Change in other payables	-0.0	-0.5	-	-	-	2.6		2.1
Change in accounts receivable	-5	1	2	3	7	-1		7.1
Increase (decrease) in billings in excess of costs and estimated	-1							-1.0
Change in other receivables	-6	-3	0	0	0	-4		-13.6
Change in working capital	-13	-1	-0	1	4	-3	6.6	-6.9
Net cash provided by operating activities	5	17	3	3	6	-3	6.6	37.9

Purchases of plant and equipment		-6						-6.0
Investment in unconsolidated equity invetee		-0.15						-0.2
Payment for construction in progress	-3	-13	-7	0	0	-3	-3	-29.0
Net cash used in investing activities	-3.1	-19.7	-6.5	-	-	-3.1	-2.8	-35.2

convettible note payable repaid through director account						-7	-1	-7.7
long term debts repaid		-1					0	-0.5
short term debts repaid								-
Net cash from financing activities	-	-0.5	-	-	-	-6.6	-1.0	-8.2

Effects on exchange rate changes on cash	-	1	-1.3	-	-	0		-
Change in cash and cash equivalents	2.0	-1.5	-4.6	2.6	5.8	-12.5	2.7	-5.6
Cash and cash equivalents, beginning of period	5	2	0	0	0	0		7.2
Cash and cash equivalents, end of period	0.39	0.45	0.25	0.18	0.94	1.12		3.3

Progress information on Carve-out exercises:

(A). Aquaculture project

The Company continues to work closely with one of the largest banks in Southeast Asia on securing debt financing and assistance in underwriting an IPO exercise for the Triway Carve-out exercise for purposes of acquiring farm assets and rights to Fish Farm 1, Prawn Farms 1, 2, and 3, in addition to the development and acquisition of assets and rights to Prawn Farm 4 and subsequent related future farm developments, namely in completing all credit related documentation and due diligence, as well as establishing a pre-IPO plan necessary to begin attracting private placement investments in addition to the debt financing exercise.

The Company has been working diligently on these matters anticipating closing on the loan sometime within latter Q3 or early Q4 2016. The process of incorporating an IPO exercise into the mix requires additional time when compared to strictly seeking debt financing, yet a combined effort of the two works in both the Company’s and Bank’s favor toward securing and securitizing the money necessary to bring the carve-out to fruition.

As mentioned earlier in this report, securing the loan will accelerate both its development and higher service revenues for CA. Alternatively, if the loan cannot be secured, Triway will continue to develop organically via its internally generated cash-flow, providing CA with current level streams of service revenue until such time as other funding sources become available.

(B). Beef & Cattle Project

The Company is working on the Carve-out exercise and a listing on the Chinese National Exchange and Quotation Board (NEEQ) for SJAP with well regarded security firms, a CPA firm, and a China law firm with the following targets in mind:

(i)	Completing the merger and acquisition of a Xining based cattle and beef company that is experienced in and has a strong and experienced team in value added processing that will benefit SJAP by saving much time and cost to develop its human resources needed for SJAP’s next expansion in the value-added processing division.
(ii)	Incorporating internal controls, undertaking an internal audit, and completing other related financial matters, inclusive of tax issues, in accordance with the Security Commission of China and the China Accounting Standards Board, on or before end of October 2016.
(iii)	Completing company restructuring of SJAP into a share capital company, inclusive arrangements that will allow foreign participation of shareholders, etc. before end of November 2016. Completing related legal and prospectus work, etc. within the month of December 2016 for submission to NEEQ within Q1 2017.

On best effort basis, the Company will dedicate its resources aiming to achieve these targets as soon as plausible.

INFORMATION ON THE CONVERTIBLE NOTE PAYABLES WITH CLARIFICATION:

As it was reported on page F39 of the Financial Report 10K 2015:

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

Additional Clarification:

The note is convertible, at the discretion of the note holder, into shares of the Company’s common stock (i) at any time following an Event of Default, or (ii) for a period of thirty (30) calendar days following October 31, 2015 and each anniversary thereof, at an initial conversion price per share of $1.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the note (however, after the reversed split done in 2015 the said initial conversion price is $9.90 per share). As long as the note is outstanding, the investor shall have a right of first refusal, exercisable for thirty (30) calendar days after notice to the note holder, to purchase securities proposed to be offered and sold by the Company.

Amendment to the 10K 2015 report referring to the age of our CEO Solomon Lee:

As reported in 10K 2015 report:

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	73	CEO and Chairman of the Board
Daniel Ritchey	47	Acting Chief Financial Officer and Director
Tan Poay Teik	57	Chief Marketing Officer and Director
Chen Bor Hann	51	Secretary and Director
Yap Koi Ming (George)	63	Independent Director
Nils Erik Sandberg	75	Independent Director
Lim Chang Soh (Anthony)	52	Independent Director

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended June 30, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financial statements for the three months ended June 30, 2016 results are for the period then ended and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $8,392, $1,260, $14,284 and $9,952 for the three months and the six months ended June 30, 2016 and 2015, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $665,952, $712,614, $1,332,210 and $1,421,458 for the three months ended and the six months ended June 30, 2016 and 2015, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the six months ended June 30, 2016 or June 30, 2015.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2016 and 2015, the Company determined no impairment losses were necessary.

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

For the quarter ended June 30, 2016 and 2015, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amount to $0.90 and $0.51, respectively. For the quarter ended June 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.82 and $0.51, respectively.

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

For the six months ended June 30, 2016

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2016 and December 31, 2015 were translated at RMB6.63 to $1.00 and RMB6.49 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the six months ended June 30, 2016 and June 30, 2015 were RMB6.53 to $1.00 and RMB6.13 to $1.00, respectively.

For the six months ended June 30, 2015

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2015 and December 31, 2014 were translated at RMB6.14 to $1.00 and RMB6.15 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended June 30, 2015 and June 30, 2014 were RMB6.13 to $1.00 and RMB6.13 to $1.00, respectively

ACCUMULATED OTHER COMPREHENSIVE INCOME

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

EQUITY METHOD INVESTMENTS

Investee entities in which the company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the company's share of the earnings or losses of these companies is included in net income. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include, but would not necessarily be limited to absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

During the period covered by this quarterly report, we issued: (i) an aggregate of 389,598 shares of our common stock to certain Chinese persons who perform services on our behalf as bonus payments and other employee compensation (ii) 941,967 shares of our common stock to the members of our board of directors as compensation for their service as such. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Regulation S and Section 4(a)(2), respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

+	filed herewith
*	furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

August 9, 2016	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

August 9, 2016	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 9, 2016	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

August 9, 2016	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

August 9, 2016	By:	/s/ CHEN BORHANN
Chen Bor Hann Corporate Secretary

August 9, 2016	By:	/s/ YAP KOI MING
Yap Koi Ming Director

August 9, 2016	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

August 9, 2016	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Director

August 9, 2016	By:	/s/ SOH LIM CHANG
Soh Lim Chang Director

