Form 10-Q
period 2016-09-30
Sino Agro Food, Inc.
filed 2016-11-15
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

As of November 14, 2016 there were 21,456,859 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

14/F., San Toi Building, 137-139 Connaught Road Central, Hong Kong.

Tel : (852) 2581 7500

Fax : (852) 2581 7588

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

INDEPENDENT ACCOUNTANT’S REPORT

We have reviewed the consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of September 30, 2016 and December 31, 2015, the related consolidated statements of income and other comprehensive income for the three-month ended September 30, 2016 and 2015, and the nine-month periods ended September 30, 2016 and 2015, and cash flows for the nine-month periods ended September 30, 2016 and 2015. This interim financial information is the responsibility of the company's management.

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

/s/ECOVIS David Yeung Hong Kong
ECOVIS David Yeung Hong Kong

Hong Kong
November 14, 2016

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2016	2015
	Note	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	5	$9,052,566	$7,229,197
Inventories	6	65,055,856	62,848,707
Costs and estimated earnings in excess of billings on uncompleted contracts	19	1,557,713	1,306,885
Deposits and prepayments	7	95,334,913	83,811,929
Accounts receivable, net of allowance for doubtful accounts	8	135,759,072	135,674,418
Other receivables	9	74,123,074	59,780,587
Total current assets		380,883,194	350,651,723
Plant and equipment
Plant and equipment, net of accumulated depreciation	10	110,365,397	104,259,079
Construction in progress	11	115,771,608	72,788,769
Land use rights, net of accumulated amortization	12	55,868,376	58,485,675
Total plant and equipment		282,005,381	235,533,523
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	10,293,472	10,784,358
Investment in unconsolidated equity investee	15	149,745	-
Long term investment	16	748,727	769,941
Temporary deposits paid to entities for investments in Sino joint venture companies	17	41,109,708	41,109,708
Total other assets		53,026,592	53,388,947

Total assets		$715,915,167	$639,574,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$15,095,032	$9,345,559
Billings in excess of costs and estimated earnings on uncompleted contracts	19	1,647,280	8,700,706
Due to a director		566,283	211,247
Other payables	20	6,159,238	4,792,579
Borrowings - Short term bank loan	21	7,357,739	4,466,040
Negotiable promissory notes	22	885,997	865,968
		31,711,569	28,382,099

Non-current liabilities
Other payables	20	19,422,652	4,797,332
Borrowings - Long term debts	21	728,514	1,554,902
Convertible note payables	23	23,496,718	34,904,739
		43,647,884	41,256,973

Commitments and contingencies	27	-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 and 100 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	24	$-	$-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	24	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	24	-	-
Common stock: $0.001 par value (22,727,273 shares authorized, 21,456,859 and 20,133,757 shares issued as of September 30, 2016 and December 31, 2015, respectively)	24	21,457	20,134
Additional paid - in capital		150,788,947	142,882,173
Retained earnings		388,312,091	339,616,638
Accumulated other comprehensive income		(2,584,868)	1,427,638
Treasury stock	24	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		535,287,627	482,696,583
Non - controlling interest		105,268,087	87,238,538
Total stockholders' equity		640,555,714	569,935,121
Total liabilities and stockholders' equity		$715,915,167	$639,574,193

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Note	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
- Sale of goods		$100,741,103	$96,032,841	$264,537,353	$263,625,686
- Consulting and service income from development contracts		23,062,838	28,406,973	54,727,215	66,120,235
- Commission and management fee		314,517	226,585	1,049,199	1,250,656
	3	124,118,458	124,666,399	320,313,767	330,996,577
Cost of goods sold	3	(78,313,079)	(75,264,268)	(202,761,432)	(200,762,654)
Cost of services	3	(12,450,460)	(17,151,938)	(35,377,800)	(40,468,368)

Gross profit		33,354,919	32,250,193	82,174,535	89,765,555
General and administrative expenses		(5,011,221)	(3,951,922)	(13,159,908)	(13,910,035)
Net income from operations		28,343,698	28,298,271	69,014,627	75,855,520
Other income (expenses)

Government grant		1,305,147	746,929	1,617,615	888,770

Other income		-	-	210,929	152,467

Interest expense		(1,012,477)	(1,328,616)	(3,154,954)	(3,438,694)
Net income (expenses)		292,670	(581,687)	(1,326,410)	(2,397,457)

Net income (expenses) before income taxes		28,636,368	27,716,584	67,688,217	73,458,063
Provision for income taxes	4	-	-	-	-

Net income		28,636,368	27,716,584	67,688,217	73,458,063
Less: Net (income) loss attributable to the non - controlling interest		(7,343,891)	(6,194,484)	(18,992,764)	(18,870,920)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries		21,292,477	21,522,100	48,695,453	54,587,143
Other comprehensive income (loss) Foreign currency translation gain (loss)		(1,793,042)	(4,635,528)	(4,975,721)	(3,847,123)
Comprehensive income		19,499,435	16,886,572	43,719,732	50,740,020
Less: other comprehensive (income) loss attributable to the non - controlling interest		226,668	(643,103)	963,215	(782,411)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$19,726,103	$16,243,469	$44,682,947	$49,957,609

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	29	$1.04	$1.14	$2.45	$3.02
Diluted	29	$0.95	$1.14	$2.24	$3.02

Weighted average number of shares outstanding:

Basic		20,376,225	18,822,876	19,900,082	18,089,629
Diluted		22,754,892	18,822,876	22,434,847	18,089,629

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income for the period	$67,688,217	$73,458,063
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	3,406,801	2,145,020
Amortization	1,483,625	1,513,426
Common stock issued for services and employee compensation	2,354,153	1,940,294
Other amortized cost	2,509,296	2,830,201
Changes in operating assets and liabilities:
Increase in inventories	(2,207,149)	(5,165,922)
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	(250,828)	(1,306,885)
Increase in deposits and prepaid expenses	(9,202,525)	(1,824,342)
Increase in due to a director	299,243	1,645,472
Increase (decrease) in accounts payable and accrued expenses	5,749,473	(1,677,511)
Increase in other payables	14,573,279	4,476,860
Increase in accounts receivable	(84,654)	(24,754,751)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(7,053,426)	(4,186,100)
Increase in other receivables	(17,205,037)	(12,428,932)
Net cash provided by operating activities	62,060,468	36,664,893
Cash flows from investing activities
Purchases of property and equipment	(9,773,377)	(3,949,521)
Investment in unconsolidated equity investee	(150,806)	-
Payment for construction in progress	(47,834,113)	(40,594,640)
Net cash used in investing activities	(57,758,296)	(44,544,161)
Cash flows from financing activities
Short term bank loan repaid	(3,849,707)	(4,085,635)
Short term bank loan raised	6,738,544	-
Long term debts repaid	(823,526)	-
Series F Non-convertible preferred stock redemption	-	(3,146,063)
Director reimbursement for cash originally deposited in due to a director
- Convertible notes repaid	(7,676,760)	-
- Net proceeds from convertible notes payable	-	13,367,550
- Net proceeds from negotiable promissory notes	-	3,540,000
Net cash (used in) provided by financing activities	(5,611,449)	9,675,852
Effects on exchange rate changes on cash	3,132,646	4,723,149
Increase in cash and cash equivalents	1,823,369	6,519,733
Cash and cash equivalents, beginning of period	7,229,197	3,031,447
Cash and cash equivalents, end of period	$9,052,566	$9,551,180

Supplementary disclosures of cash flow information:
Cash paid for interest	$224,059	$504,846
Cash paid for income taxes	$-	$-
Non - cash transactions
Series B convertible preferred stock converted into common stock	$-	$7,000
Common stock issued for services and employee compensation	$7,963,889	$726,362
Common stock purchased back for cancellation	$(5,820,000)	$-
Common stock issued to decimal stockholders for rounding up shares holding	$-	$2,772,281
Common stock issued to secure debts loan	$5,764,207	$9,496,665
Transfer to plant and equipment from construction in progress	$1,443,313	$12,992,628
Transfer to plant and equipment from deposits and prepayments	$1,350,000	$9,323
Reverse split adjustment	$-	$5,639
Proceeds from convertible bond payables applied to investing and financing activities	$-	$17,823,400

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ ECF ”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“ JHMC ”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to September 30, 2016, total investment in HJMC was $4,420,665.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“ HSA ”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of September 30, 2016, MEIJI and SJAP total investment in HSA were $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“ SAFS ”). As of September 30, 2016, the Company invested $77,664 in SAFS.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“ QZH ”), with SJAP would owning 100% equity interest. On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“ QQI ”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 85% and QQI owned a 14% equity interest. As of September 30, 2016, the SJAP’s total investment in QZH was $4,645,487. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoy interest 6% annually on its capital contribution and did not enjoy profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $2,988, $1,260, $17,272 and $9,952 for the three months and the nine months ended September 30, 2016 and 2015, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $382,596, $712,614, $1,163,547 and $1,421,458 for the three months ended and the nine months ended September 30, 2016 and 2015, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0, $549,020, $0 and $549,020 for the three months ended and the nine months ended September 30, 2016 and 2015, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $(2,584,868) as of September 30, 2016 and $1,427,638 as of December 31, 2015. The balance sheet amounts with the exception of equity as of September 30, 2016 and December 31, 2015 were translated using an exchange rate of RMB 6.68 to $1.00 and RMB 6.49 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the nine months ended September 30, 2016 and 2015 were RMB 6.58 to $1.00 and RMB 6.11 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months for sale of goods and commission income and six months for consulting and service income from development contracts. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of September 30, 2016 and December 31, 2015 are $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of September 30, 2016 and December 31, 2015 amounted to $8,984,093 and $7,022,695, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D & E) whose business individually represented the following percentages of the Company’s total revenue for the year indicated:

	Three month ended September 30, 2016	Three months ended September 30, 2015	Nine month ended September 30, 2016	Nine months ended September 30, 2015

Customer A	19.82%	-	19.56%	-%
Customer B	16.59%	16.51%	14.17%	15.21%
Customer C	11.95%	13.17%	9.52%	9.80%
Customer D	6.68%	-	7.56%	13.96%
Customer E	4.74%	-	9.58%	9.94%
Customer F	-	9.02%	-%	-
Customer G	-	8.83%	-%	-
Customer H	-	7.20%	-%	10.27%
	59.78%	54.73%	60.39%	59.18%

		Percentage of revenue	Amount
Customer A	Organic Fertilizer and Bread Grass Division	19.56%	$62,653,876
Customer B	Fishery Development Division	14.17%	$45,394,220

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	September 30, 2016	December 31, 2015
Customer A	22.33%	10.12%
Customer B	17.68%	-%
Customer C	10.12%	-%
Customer D	6.86%	-%
Customer E	6.44%	-%
Customer F	-%	13.71%
Customer G	-%	11.31%
Customer H	-%	9.31%
Customer I	-%	8.45%
Customer J	63.43%	52.90%

As of September 30, 2016 amounts due from customers A, B and C are $30,315,653, $24,001,497 and $13,739,740, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2016 and December 31, 2015, the Company determined no impairment losses were necessary.

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

For the three months ended September 30, 2016 and 2015, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.04 and $1.14 respectively. For the three months ended September 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.95 and $1.14, respectively.

For the nine months ended September 30, 2016 and 2015, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $2.45 and $3.02 respectively. For the six months ended September 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $2.24 and $3.02, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2016 or December 31, 2015, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2016 or 2015.

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

	For the three months ended September 30, 2016
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$35,838,233	$6,692,140	$48,697,145	$9,658,454	$23,232,486	$124,118,458

Net income (loss)	$12,959,323	$2,479,488	$5,833,910	$1,060,267	$(1,040,511)	$21,292,477

Total assets	$172,505,025	$49,180 ,420	$350,422,450	$36,538,577	$107,268,695	$715,915,167

	For the three months ended September 30, 2015
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$57,233,749	$7,375,393	$40,358,733	$9,636,919	$10,061,605	$124,666,399

Net income (loss)	$14,859,021	$3,532,872	$4,207,421	$921,276	$(1,998,490)	$21,522,100

Total assets	$142,302,901	$58,195,820	$303,489,428	$36,149,206	$85,624,327	$625,761,682

	For the nine months ended September 30, 2016
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$113,256,746	$12,194,399	$124,003,741	$21,555,101	$49,303,780	$320,313,767

Net income (loss)	$31,305,402	$3,611,696	$15,989,599	$2,121,686	$(4,332,930)	$48,695,453

Total assets	$172,505,025	$49,180,420	$350,422,450	$36,538,577	$107,268,695	$715,915,167

	For the nine months ended September 30, 2015
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	Others Division (5)	Total

Revenue	$138,547,396	$11,568,406	$122,162,504	$27,424,589	$31,293,682	$330,996,577

Net income (loss)	$37,959,003	$4,482,153	$14,599,210	$1,895,794	$(4,349,017)	$54,587,143

Total assets	$142,302,901	$58,195,820	$303,489,428	$36,149,206	$85,624,327	$625,761,682

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Note

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended September 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$12,460,878	$-	$-	$-	$-	$12,460,878

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited(“JHST”)	-	6,692,140	-	-	-	6,692,140

Human Shenghua A Power Agriculture Co., Limited(“HSA”)	-	-	5,248,212	-	-	5,248,212

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	14,054,405	-	-	14,054,405

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	29,394,528	-	-	29,394,528

Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,658,454	-	9,658,454

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	23,232,486	23,232,486

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	23,062,838	-	-	-	-	23,062,838

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	314,517	-	-	-	-	314,517

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$35,838,233	$6,692,140	$48,697,145	$9,658,454	$23,232,486	$124,118,458

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the three months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$28,600,191	$-	$-	$-	$-	$28,600,191

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited(“JHST”)	-	7,375,393	-	-	-	7,375,393

Human Shenghua A Power Agriculture Co., Limited(“HSA”)	-	-	4,871,273	-	-	4,871,273

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	21,284,622	-	-	21,284,622

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	14,202,838	-	-	14,202,838

Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,636,919	-	9,636,919

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	10,061,605	10,061,605

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	28,406,973	-	-	-	-	28,406,973

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	226,585	-	-	-	-	226,585

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$57,233,749	$7,375,393	$40,358,733	$9,636,919	$10,061,605	$124,666,399

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the nine months ended September , 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$57,480,332	$-	$-	$-	$-	$57,480,332

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited(“JHST”)	-	12,194,399	-	-	-	12,194,399

Human Shenghua A Power Agriculture Co., Limited(“HSA”)	-	-	15,561,982	-	-	15,561,982

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	35,484,854	-	-	35,484,854

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	72,956,905	-	-	72,956,905

Macau Eiji Company Limited (“MEIJI”)	-	-	-	21,555,101	-	21,555,101

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	49,303,780	49,303,780

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	54,727,215	-	-	-	-	54,727,215

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	1,049,199	-	-	-	-	1,049,199

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$113,256,746	$12,194,399	$124,003,741	$21,555,101	$49,303,780	$320,313,767

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the nine months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$74,962,479	$-	$-	$-	$-	$74,962,479

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited(“JHST”)	-	11,568,406	-	-	-	11,568,406

Human Shenghua A Power Agriculture Co., Limited(“HSA”)	-	-	13,962,447	-	-	13,962,447

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	65,109,790	-	-	65,109,790

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	43,090,267	-	-	43,090,267

Macau Eiji Company Limited (“MEIJI”)	-	-	-	27,424,589	-	27,424,589

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	27,507,708	27,507,708

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	62,334,261	-	-	-	-	62,334,261

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,785,974	3,785,974

Commission and management fee
Capital Award, Inc. (“CA”)	716,588	-	-	-	-	716,588

Macau Eiji Company Limited (“MEIJI”)	534,068	-	-	-	-	534,068
	$138,547,396	$11,568,406	$122,162,504	$27,424,589	$31,293,682	$330,996,577

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended September 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$9,291,339	$-	$-	$-	$-	$9,291,339
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,009,881	-	-	-	3,009,881
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	3,063,392	-	-	3,063,392
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	9,710,033	-	-	9.710,033
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	23,542,313	-	-	23,542,313
Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,119,428	-	9,119,428
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	20,576,693	20,576,693
	$9,219,339	$3,009,881	$36,315,738	$9,119,428	$20,576,693	$78,313,079

COST OF SERVICES

	For the three months ended September 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$12,450,460	$-	$-	$-	$-	$12,450,460

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$12,450,460	$-	$-	$-	$-	$12,450,460

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the three months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$23,144,284	$-	$-	$-	$-	$23,144,284
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,447,904	-	-	-	2,447,904
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,955,147	-	-	2,955,147
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	17,967,937	-	-	17,967,937
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	10,809,198	-	-	10,809,198
Macau Eiji Company Limited (“MEIJI”)	-	-	-	8,996,149	-	8,996,149
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	8,943,649	8,943,649
	$23,144,284	$2,447,904	$31,732,282	$8,996,149	$8,943,649	$75,264,268

COST OF SERVICES

	For the three months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$17,151,938	$-	$-	$-	$-	$17,151,938

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$17,151,938	$-	$-	$-	$-	$17,151,938

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the nine months ended September 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$44,401,078	$-	$-	$-	$-	$44,401,078
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	5,664,598		-	-	5,664,598
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-		9,373,214	-	-	9,373,214
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	23,879,210	-	-	23,879,210
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	55,598,165	-	-	55,598,165
Macau Eiji Company Limited (“MEIJI”)	-	-	-	20,392,263	-	20,392,263
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	43,452,904	43,452,904
	$44,401,078	$5,664,598	$88,850,589	$20,392,263	$43,452,904	$202,761,432

COST OF SERVICES

	For the nine months ended September 30, 2016
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$35,377,800	$-	$-	$-	$-	$35,377,800

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-
	$35,377,800	$-	$-	$-	$-	$35,377,800

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the nine months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$57,904,256	$-	$-	$-	$-	$57,904,256
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,592,659	-	-	-	3,592,659
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	8,187,619	-	-	8,187,619
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	49,816,505	-	-	49,816,505
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	31,225,451	-	-	31,225,451
Macau Eiji Company Limited (“MEIJI”)	-	-	-	26,121,572	-	26,121,572
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	23,914,592	23,914,592
	$57,904,256	$3,592,659	$89,229,575	$26,121,572	$23,914,592	$200,762,654

COST OF SERVICES

	For the nine months ended September 30, 2015
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$39,063,555	$-	$-	$-	$-	$39,063,555
Sino Agro Food, Inc.(“SIAF”)	-	-	-	-	1,404,813	1,404,813
	$39,063,555	$-	$-	$-	$1,404,813	$40,468,368

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

As of September 30, 2016, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, SJAP and QZH since they are exempt from EIT for the nine months ended September 30, 2016 and 2015 as they are within the agriculture, dairy and fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the nine months ended September 30, 2016, and 2015.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the nine months ended September 30, 2016 and 2015.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS did not earn any profits for the nine months ended September 30, 2016 and 2015.

No deferred tax assets and liabilities are of September 30, 2016 and December 31, 2015 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016		Nine months ended September 30, 2015

SIAF	$-	$-		$-	$-
SAFS	-	-		-	-
TRW	-	-		-	-
MEIJI and APWAM	-	-		-	-
JHST, JFD, JHMC, SJAP, QZH and HSA	-	-		-	-
	$-	$-	$		$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the nine months ended September 30, 2016 and 2015. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2016	2015

Cash and bank balances	$9,052,566	$7,229,197

6.	INVENTORIES

As of September 30, 2016, inventories are as follows:

	September 30,	December 31,
	2016	2015

Sleepy cods, prawns, eels and marble goby	$6,440,964	$4,053,458
Beef and mutton	11,072,408	14,593,458
Bread grass	2,812,207	1,207,260
Beef cattle	5,196,769	5,026,404
Organic fertilizer	14,914,208	10,815,983
Forage for cattle and consumable	10,069,223	10,328,365
Raw materials for bread grass and organic fertilizer	13,237,259	15,440,348
Immature seeds	1,312,818	1,383,431
	$65,055,856	$62,848,707

7.	DEPOSITS AND PREPAYMENTS

	September 30,	December 31,
	2016	2015

Deposits for
- purchases of equipment	$6,975,629	$4,963,245
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	21,117,003	19,948,867
- aquaculture contracts	2,261,538	4,340,741
- consulting service providers and others	8,632,259	9,197,796
- construction in progress	21,504,658	20,243,172
- issue of shares as collateral	11,281,100	11,281,100
Prepayments - debts discounts and others	14,216,699	9,919,126
Shares issued for employee compensation and overseas professional and bond interest	5,972,917	544,772
	$95,334,913	$83,811,929

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2016 and December 31, 2015. Bad debts written off for the three months and the nine months ended September 30, 2016, and 2015 are $0.

Aging analysis of accounts receivable is as follows:

	September 30, 2016	December 31, 2015

0 - 30 days	$58,366,544	$49,190,282
31 - 90 days	33,586,820	29,280,990
91 - 120 days	29,650,113	19,838,792
over 120 days and less than 1 year	14,155,595	37,364,354
over 1 year	-	-
	$135,759,072	$135,674,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER RECEIVABLES

	September 30, 2016	December 31, 2015

Advanced to employees	$452,154	$169,369
Advanced to suppliers	13,342,763	8,052,235
Advanced to customers	32,328,157	20,696,433
Advanced to developers	28,000,000	28,000,000
Advanced to convertible bond holder	-	2,862,550
	$74,123,074	$59,780,587

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered friendly loan agreements with suppliers, customers and developers to assist them to procure project loans.

10.	PLANT AND EQUIPMENT

	September 30, 2016	December 31, 2015

Plant and machinery	$5,993,854	$5,889,915
Structure and leasehold improvements	90,756,543	90,612,871
Mature seeds and herbage cultivation	23,249,165	14,122,937
Furniture and equipment	707,356	704,153
Motor vehicles	926,511	790,434
	121,633,429	112,120,310

Less: Accumulated depreciation	(11,268,032)	(7,861,231)
Net carrying amount	$110,365,397	$104,259,079

Depreciation expense was $1,142,872, $538,147, $3,406,801 and $2,145,020 for the three months ended and the nine months ended September 30, 2016 and 2015, respectively.

11.	CONSTRUCTION IN PROGRESS

	September 30, 2016	December 31, 2015

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$35,172,563	$26,158,968
- Oven room, road for production of dried flowers	3,743,636	3,079,766
- Organic fertilizer and bread grass production plant and office building	21,536,554	11,746,949
- Rangeland for beef cattle and office building	37,541,265	26,463,249
- Fish pond	17,777,590	5,339,837
	$115,771,608	$72,788,769

12.	LAND USE RIGHTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	LAND USE RIGHTS (CONTINUED)

	September 30, 2016	December 31, 2015

Cost	$64,397,460	$65,961,071
Less: Accumulated amortization	(8,529,084)	(7,475,396)
Net carrying amount	$55,868,376	$58,485,675

Amount

Balance @1.1.2015	$69,428,143
Exchange difference	(3,467,072)
Balance @12.31.2015	65,961,071
Exchange difference	(1,563,611)
Balance @9.30.2016	$64,397,460

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $361,634, $276,988, $1,053,688 and $1,074,539 for the three months and the nine months ended September 30, 2016 and 2015, respectively.

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

	September 30, 2016	December 31, 2015

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

14.	PROPRIETARY TECHNOLOGIES

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

	September 30, 2016	December 31, 2015

Cost	$13,710,578	$13,771,527
Less: Accumulated amortization	(3,417,106)	(2,987,169)
Net carrying amount	$10,293,472	$10,784,358

Amortization of proprietary technologies was $145,055, $141,438, $429,937 and $438,887 for the three months and the nine months ended September 30, 2016 and 2015, respectively.  No impairments of proprietary technologies have been identified for the three months and the nine months ended September 30, 2016 and 2015.

15.	INVESTMENT IN UNCONSOLIDATED EQUITY INVESTEE

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for $150,806.

	September 30,	December 31,
	2016	2015

Investment at cost	$149,745	$-
Share of post acquisition profits	-	-
	$149,745	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	LONG TERM INVESTMENT

	September 30, 2016	December 31, 2015

Investment in Huangyuan County Rural Credit Union	$748,727	$769,941
Less: Accumulated impairment losses	-	-
	$748,727	$769,941

17.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects		September 30,	December 31,
Investee	Engaged		2016	2015

A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center	*	1,032,914	1,032,914
B	Fish Farm 2 GaoQiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of September 30, 2016, the percentages of equity stakes of A (trade and seafood centers), B ( fish farm 2 GaoQiqiang Aquaculture Farm ), C (prawn farm 1), D (pawn farm 2) and E (cattle farm 2) are 31%, 23%, 56%, 29% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

18.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“ SJAP ”), which was incorporated in the P.R.C. As of September 30, 2016, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2016, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2016, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

The reasons for the QZH qualified as a VIE are as follows:

•	Originally, SJAP was sole stockholder of QZH, owned 100% equity interest in QZH and controlled directorship of QZH.

•	On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“ QQI ”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 86% and QQI owned 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings. As of September 30, 2016, the SJAP’s total investment in QZH was $4,645,487.

•	Consequently, the Company still indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s controlled QZH’s chief financial officer appointment. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	September 30, 2016	December 31, 2015

Costs	$12,673,293	$6,487,032
Estimated earnings	15,772,834	10,995,534
Less: Billings	(26,888,414)	(16,175,681)
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,557,713	$1,306,885

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	September 30, 2016	December 31, 2015

Billings	$10,423,613	$146,830,043
Less: Costs	(3,853,300)	(85,092,860)
Estimated earnings	(4,923,033)	(53,036,477)
Billing in excess of costs and estimated earnings on uncompleted contracts	$1,647,280	$8,700,706

(iii)	Overall

	September 30, 2016	December 31, 2015

Billings	$37,312,027	$163,005,724
Less: Costs	(16,526,593)	(91,579,892)
Estimated earnings	(20,695,867)	(64,032,011)
Billing in excess of costs and estimated earnings on uncompleted contracts	$89,567	$7,393,821

20.	OTHER PAYABLES

	September 30, 2016	December 31, 2015

Due to third parties	$5,417,998	$312,782
Due to debts loan	13,052,702	4,797,332
Promissory notes issued to third parties	6,369,950	2,200,000
Due to local government	741,240	2,279,797
	$25,581,890	$9,589,911

Less: Amount classified as non-current liabilities
Due to debts loan	(19,442,652)	(4,797,332)
Amount classified as current liabilities	$6,139,238	$4,792,579

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

(i)	The Company issued 1,191,537 shares of common stock ranging from $4.26 to $5.25 as collateral to secure debts loan of $8,255,370 from third party The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. All collateralized shares are non-cumulative without right to declared dividend in the future.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loans

Name of lender	Interest rate	Term	September 30, 2016			December 31, 2015

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	$619,195	^*		$616,333	^*
Huangyuan County Branch, Xining City, Qinghai Province, the P.R.C.
Da Tong National Development Rural Bank Limited		July 14,2016- May 28, 2017
	10%		6,738,544		^+		-
Da Tong County, Xining City, Qinghai Province, the P.R.C.
Agricultural Development Bank of China	4.785%	October 28, 2015 - October 27, 2016	-			3,849,707	^*
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
			$7,357,739			$4,466,040

Long term debts

Name of lender	Interest rate	Term	September 30, 2016		December 31, 2015

GanGuo Village Committee	12.22%	June 2012 - June 2017	$-		$169,387
Bo Huang Town
Huangyuan County,
Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	1,347,709	^*#	2,001,848	^*#
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
Less: The current portion reclassified as short term debts			(619,195)		(616,333)
			$728,514		$1,554,902

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.

*	secured by land use rights with net carrying amount of $436,253 (12.31.2015: $471,048).
+	secured by property and equipment with net carrying amount of $1,058,050 (12.31.2015; $ Nil) and

#	land use rights with net carrying amount of $ 367,747 (12.31.2015: $Nil). repayable $619,195 and $769,182 in 2017 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	NEGOTIABLE PROMISSORY NOTES

In August and October 2015, TRW issued negotiable promissory notes to fund companies and individuals for $3,854,550 and the company acted as guarantor for repayment. During the nine months ended September 30, 2016, no promissory notes were repaid and negotiated into shares of the Company.

	September 30, 2016	December 31, 2015

Negotiable promissory notes	$885,997	$865,968

Issuer:	Tri-way Industries Limited ("TRW")
Principal amount:	$814,500
Interest payable:	$71,497
Interest rate:	2.50% - 2.6% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention.
Default interest rate:	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention.
Interest payment:	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date.
Issue date:	August 29, 2015 and October 12, 2015.
Repayment date:	Repaid in full within 283 calendar days from the issue of notes.
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company. the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event") from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur. To the maximum, the above notes can be negotiated for 104,642 shares of Common Stock.
Security:	Corporate guarantee by the Company.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	CONVERTIBLE NOTE PAYABLES

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

	September 30, 2016	December 31, 2015

10.50% convertible note of maturity date February 28, 2020	$23,496,718	$34,904,739

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt premium of $238,287, $378,788, $728,216 and $838,832 was amortized for the three months and the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there was $21,211,340 (December 31, 2015: $32,666,666) principal outstanding and accrued interest in the amount of $2,285,378 (December 31, 2015: 2,238,073) that was owed under the terms of the convertible note.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

The Company calculated professional service compensation of $1,500,000 in respect of convertible note issue, and recognized $0, $375,000, $0 and $1,125,000 for the three months and the nine months ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015, the deferred compensation balance was $0.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

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

There were 0 shares of Series B convertible preferred stock issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of September 30, 2016 and December 31, 2015 are 0 shares and grand total issued and outstanding preferred stock as of September 30, 2016 and December 31, 2015 are 100 shares, respectively.

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

During the year ended December 31, 2015, the Company issued (i) 100,000 shares of common stock for $868,000 at $8.68 per share to settle debts due to third parties. The Company executed several agreements with third parties to raise debts loan by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of 132,000, $270,586 and $1,318,947 has been credited to consolidated statements of income as other income for the years ended December 31, 2015, 2014 and 2013, respectively; (ii) 753,304 shares of common stock ranging from $6.96 to $8.91 as collateral to secure debts loan of $4,797,332, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued, and all collateralized shares are non-cumulative without right to declared dividend in the future; (iii) 1,135,000 shares of common stock ranging from $8.75 to $12.50 as collateral to secure trade finance facility amounting to the extent of $11,281,100, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued and such shares returned to treasury stock after the contract period of three years (iv) 153,392 shares at $11.13 per share and 75,002 shares at $14.20 per share were issued for reverse split adjustments; (v) 47,787 shares of common stock valued to employees and directors at fair value of $15.20 per share for $726,315 for employee compensation; 7,000,000 shares of Series B preferred stock were converted into 707,070 shares under terms of issue; and (vi) cancelled 514 shares for $10.97 per share for reverse splits adjustments.

(ii)	During the nine months ended September 30, 2016, the Company (i) issued 1,198,778 shares of common stock valued to employees and directors at fair value of $5.98 per share for $7,169,823 for employee compensation; (ii) issued 132,787 shares of common stock valued to professionals at fair value of $5.98 per share for $794,066 for service compensation.

The Company has 21,456,859 and 20,133,757 shares of common stock issued as of November 14, 2016 and December 31, 2015, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	OBLIGATION UNDER OPERATING LEASES

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

Lease expense was $74,416, $40,591, $226,524 and $121,773 for the three months and the nine months ended September 30, 2016 and 2015, respectively.

The future minimum lease payments as of September 30, 2016, are as follows:

Year ending December 31, 2016	$39,205
Thereafter	225,268
$264,473

26.	STOCK BASED COMPENSATION

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

On May 10, 2016, the Company issued directors and employees a total of 1,198,778 shares of common stock valued at fair value of $5.98 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $5.98 per share. On the same date, the Company issued professionals a total of 132,787 shares of common stock valued at fair value of $5.98 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $5.98 per share.

The Company calculated stock based compensation of $4,246,495 for the nine months ended September 30, 2015.

The Company recognized $1,990,972, $1,123,030, $2,354,153 and $2,883,096 for the three months and the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the deferred compensation balance for staff was $5,972,069 and the deferred compensation balances of $5,972,069 were to be amortized over 9 months respectively beginning on October 1, 2016.

27.	CONTINGENCIES

As of September 30, 2016 and December 31, 2015, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income, and consolidated statements of cash flows.

In December 31, 2015 the Company entered into loan and pledge agreement with a Shanghai, P.R.C. based lender (the “lender”) The lender has various trading facilities and has agreed to allow the Company or its nominee to use parts of trading facilities up to an amount of $20 million (31.12.2015: $20million) to be used in tranches and revolved up to a period of three years, and as of September 30, 2016 of which $29,447,010 (31.12.2015: $7,478,375) was utilized. The trade finance agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the trade finance agreement.

28.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the nine months ended September 30, 2016 and 2015, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $566,283 and $211,247 as of September 30, 2016 and December 31, 2015, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	EARNINGS PER SHARE

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

	Three months ended September 30, 2016	Three months ended September 30, 2015
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$21,292,477	$21,522,100
Basic earnings per share	$1.04	$1.14

Basic weighted average shares outstanding	20,376,225	18,822,876

	Three months ended September 30 2016	Three months ended September 30, 2015
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$21,292,477	$21,522,110
Convertible note interest	404,877	-
Net income used in computing diluted earnings per share	$21,697,354	$21,522,110

Diluted earnings per share	$0.95	$1.14

Basic weighted average shares outstanding	20,376,225	18,822,876

Add: weight average of common stock convertible from convertible note payables	2,378,667	-
Diluted weighted average shares outstanding	22,754,892	18,822,876

For the three months ended September 30, 2016, full dilution effect of convertible note of $23,496,718 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

For the three months ended September 30, 2015, full dilution effect of convertible note of $597,813 was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted the right to exercise to convert to common stock before October 1, 2015 under terms of convertible note agreement.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	EARNINGS PER SHARE (CONTINUED)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$48,695,453	$54,587,143
Basic earnings per share	$2.45	$3.02

Basic weighted average shares outstanding	19,900,082	18,089,629

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$48,695,453	$54,587,143
Convertible note interest	1,466,044	-
Net income used in computing diluted earnings per share	$50,161,497	$54,587,143

Diluted earnings per share	$2.24	$3.02

Basic weighted average shares outstanding	19,900,082	18,089,629

Add: weight average of common stock converted from convertible note payables	2,534,765	-
Diluted weighted average shares outstanding	22,434,847	18,089,629

For the nine months ended September 30, 2016, full dilution effect of convertible note of $23,496,718 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

For the nine months ended September 30, 2015, full dilution effect of convertible note of $35,468,110 was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted the right to exercise to convert to common stock before October 1, 2015 under terms of convertible note agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2016 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(SJAP, QZH and HSA)
Plantation Division	(JHST)
Cattle Farm Division	(MEIJI and JHMC)
Corporate & Others Division	(SIAF)
Fishery Division	(CA)

A summary of each business division is described below:

●	Beef and Organic Fertilizer Division refers to:

(i)	The operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers and, (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a fully owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”); as such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

●	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

●	Corporate & Others Division refers to the business operations of Capital Award Inc and Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

●	Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

CA and PF1: (a) CA purchases prawn and/or fish fingerling and feed stocks from third party suppliers and resells them to PF1 at variable small or no profit margins and (b) CA purchases matured prawns and fish from PF1 and sells to third parties (wholesale markets)

PF1 generates sales from its production of (a) its indoor APM farm with 4 APM production units completed in 2014 and 16 APM production units from Q3 2015, onward and (b) its open dam farms producing fish and prawns from a 290 Mu (or 48 acres) of land leased from PF2.

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

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for three months ended September 30, 2016 compared to for three months ended September 30, 2015.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended
	Sept. 30. 2016	Sept. 30. 2015	Difference	Note
Revenue	124,118,458	124,666,399	(547,941)	1
Consulting, services, commission and management fee	23,377,355	28,633,558	(5,256,203)	1
Sale of goods	100,741,103	96,032,841	4,708,262	1
Cost of goods sold and services	90,763,539	92,416,206	(1,652,667)	2
Consulting, services, commission and management fee	12,450,460	17,151,938	(4,701,478)	2
Sale of goods	78,313,079	75,264,268	3,048,811	2
Gross Profit	33,354,919	32,250,193	1,104,726	3
Consulting, services, commission and management fee	10,926,895	11,481,620	(554,725)	3
Sale of goods	22,428,024	20,768,573	1,659,451	3
Other income (expenses)	292,670	(581,687)	874,357
General and administrative expenses	(5,011,221)	(3,951,922)	(1,059,299)	4
Net income	28,636,368	27,716,584	919,784
EBITDA	31,298,406	30,001,773	1,296,633
Depreciation and amortization (D&A)	(1,649,561)	(956,573)	(692,988)	5
EBIT	29,648,845	29,045,200	603,645
Net Interest	(1,012,477)	(1,328,616)	316,139
Tax	0	0	0
Net Income	28,636,368	27,716,584	919,784
Non - controlling interest	(7,343,891)	(6,194,484)	(1,149,407)	7
Net income to SIAF Inc. and subsidiaries	21,292,477	21,522,100	(229,623)
Weighted average number of shares outstanding
- Basic	20,376,225	18,822,876	1,553,349
- Diluted	23,230,006	18,822,876	4,407,130
Earnings Per Share (EPS)				8
- Basic	1.04	1.14	(0.10)
- Diluted	0.92	1.14	(0.19)

Overview of Q3 2016compared to Q3 2015 (as illustrated in Table 1A above):

●	Overall total revenues of decreased by $0.55 million (or 0.44%) generating over $100.74 million from sales of goods and $23.38 million from Consulting and Service Division. However, overall gross profit increased marginally by $1.10 million (or 3.4%) mainly due to the significant improved results from following segments:

(1)	Import & Trading (Corporate) sector generated gross profit of $2,655,793 in (Q3 2016) to (Q3 2015)’s $1,117,956, (an increase of 137.6%)

(2)	SJAP’s (Sales of live cattle, bulk feed, concentrated feed and fertilizer collectively) generated gross profit of $4,334,372 in (Q3 2016) from (Q3 2015)’s $3,316,685 (an increase of 30.7%)

(3)	QZH (of SJAP)’s locally slaughtered lambs and imported beef sector collectively generated gross profit of $5,664,781 (in Q3 2016) from (Q3 2015)’s $ 3,109,760 (an increase of 82.2%)

●	Sales revenues from the Consulting & Services division decreased by $5.26 million (or 18.4%) with a marginal decrease in gross profit by $0.55 million primarily due to increased revenues from the development of the Zhongshan New Prawn Farm project, whereas developments on other farms were slow during the quarter.

●	Year-over-year quarterly results show net income increasing by $919,784 from 27,716,584 (Q3 2015) to 28,636,368 (Q3 2016), primarily resulting from the improved segments mentioned above and the explanation below of the higher administration expenses reducing part of the net incomes during the Quarter.

•      The increase in general and administration expenses, mainly due to expenses incurred by the Corporate Division in carrying out various corporate exercises (e.g., seeking of new sources of financing, upgrading of listing status, etc.), was $1.06 million to $5.01 million compared to $3.95 millions of incurred during Q3 2015.

Therefore, overall the results remain promising, showing improvements in most segments, including imported business activity, with exceptions for areas such as SJAP’s Live Cattle sector. In addition, sales from the Fishery segment had decreased for previously cited reasons, which are summarized in a later chapter of this report.

Notes to Table A.1’s 1, 2 & 3:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

●	The Company’s revenues were generated from (A) Sales of Goods and (B) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

●	Beef and Organic Fertilizer Division refers to:

(i)	The operations of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sale of live cattle inclusive of:

(a) Cattle that are not slaughtered in our own slaughterhouse operated by QZH are sold live to third party livestock wholesalers.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q3	2015Q3	2016Q3	2015Q3	2016Q3	2015Q3

SJAP	Sales of live cattle	7,119,057	16,360,557	5,937,538	15,261,704	1,181,519	1,098,853
	Sales of feedstock
	Bulk Livestock feed	1,622,283	1,623,585	730,130	753,825	892,153	869,760
	Concentrate livestock feed	4,471,123	2,710,543	2,480,922	1,569,175	1,990,201	1,141,368
	Sales of fertilizer	841,942	589,937	561,443	383,232	280,499	206,704
	SJAP Total	14,054,405	21,284,622	9,710,033	17,967,937	4,344,372	3,316,685

	% of increase or (decrease)		-34%		-46%		31%

SJAP	Cattle Operation		2016Q3	2015Q3	Difference
	Production and Sales of live cattle	Heads	3,230	5,136	-1,906
	Average Unit sales price	US$/head	2,204	3,185	-981
	Unit cost prices	US$/head	1,838	2,972	-1,133
	Production and sales of feedstock
	Bulk Livestock feed	MT	9,013	8,939	74
	Average Unit sales price	US$/MT	180	182	-2
	Unit cost prices	US$/MT	81	84	-3
	Concentrated livestock feed	MT	9,967	6,000	3,967
	Average Unit sales price	US$/MT	449	452	-3
	Unit cost prices	US$/MT	249	262	-13
	Production and sales of fertilizer	MT	6,341	3,000	3,341
	Average Unit sales price	US$/MT	133	197	-64
	Unit cost prices	US$/MT	89	128	-39

The average sales price of live cattle for the quarter is at RMB30/Kg (live weight) of 520 Kg / head average weight, reflecting an upward trend of cattle prices from Q1 2016’s low average of RMB20 / Kg. At the current price, SJAP is able to generate a profit from live cattle sales. Unfortunately, due to falling / poor cattle prices of recent past quarters, with the exception of Q2 2016, SJAP had to cancel a significant amount of Fattening contracts, thus reducing the inventory of the fattening cattle resulting in a much lesser number of cattle being sold during the quarter, and, as a result, will take some months before said inventory will be increased again, inasmuch as prices continue to remain or improve within the cattle industry.

All other divisions within SJAP were either steady or improving during Q3 2016, which is encouraging.

Overall sale revenues of SJAP’s operations decreased by $7.23 million (or 34%) from Q3 2015’s $21.28 million to Q3 2016’s $14.05 million and gross profit increased by $1.98 million (or 31%) from Q3 2015’s $3.32 million to Q3 2016’s $4.34 million, mainly affected by the drop in live cattle sales due to prices paid by the Company to local farmers as well as prices paid to the Company through the wholesale markets.

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

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q3	2015Q3	2016Q3	2015Q3	2016Q3	2015Q3
QZH	* QZH's (Slaughter & Deboning operation)	330,754	438,911	143,320	215,417	187,434	223,494
	** QZH's (Deboning operation)					-	-
	(a) on cattle & Lamb locally supplied	4,460,323	3,396,515	3,406,372	2,625,413	1,053,951	771,102
	(b) on imported beef and mutton	24,603,451	8,290,735	19,992,621	5,952,077	4,610,830	2,338,658
	(C) Sales of live cattle	-	2,076,677	-	2,016,291	-	60,386
	QZH Total	29,394,528	14,202,838	23,542,313	10,809,198	5,852,215	3,393,640

	% of Increase or (decrease)		107%		118%		72%

* QZH (Slaughter & De-boning operation)		2016Q3	2015Q3	Difference
Slaughter operation
Slaughter of cattle	Heads	850	1,200	-350
Service fee	US$/Head	10	8	2
Sales of associated products	Pieces	850	1,200	-350
Average Unit sales price	US$/Piece	379	358	21
Unit cost prices	US$/Piece	169	180	-11
De-boning & Packaging activities
From Cattle supplied locally
De-boned Meats	MT	478	301	177
Average Unit sales price	US$/MT	9,329	11,284	-1,955
Unit cost prices	US$/MT	7,125	8,722	-1,598
From imported beef	MT	2,707	996	1,711
Average Unit sales price	US$/MT	9,089	8,324	765
Unit cost prices	US$/MT	7,386	5,976	1,410
From imported lamb	MT			-
Average of sales price	US$/MT			-
Average of cost prices	US$/MT			-
Production and Sales of live cattle	Heads		867	-867
Average Unit sales price	US$/head		2,395	-2,395
Unit cost prices	US$/head		2,326	-2,326

Average meat prices during the quarter were on the rise surpassing RMB62 / Kg that helped to improve QZH’s performances for the quarter, accordingly.

QHZ increased sales revenue by $8.53 million (or 107%) from Q3 2015’s $14.20 million to Q3 2016’s $29.39 million mainly due to the increase in imported beef jumping from Q3 2015’s $8.29 million to Q3 2016s $24.60 million representing an increase of $16.31 million (or 197%); a significant increase. In turn, gross profit increased by $2.45 million (or 72%).

(ii)	The operations of HSA in manufacturing and sales of organic fertilizer.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q3	2015Q3	2016Q3	2015Q3	2016Q3	2015Q3
HSA	Sales of Organic fertilizer	908,272	924,563	701,757	704,047	206,515	220,516
	Sales of Organic Mixed Fertilizer	4,339,940	3,946,710	2,361,635	2,251,100	1,978,305	1,695,610
	HSA Total	5,248,212	4,871,273	3,063,392	2,955,147	2,184,820	1,916,126

	% of increase or (decrease)		8%		4%		14%

HSA	Fertilizer and Cattle operation				-
	Organic Fertilizer	MT	3,593	3,355	238
	Average Unit sales price	US$/MT	245	264	-19
	Unit cost prices	US$/MT	192	204	-13
	Organic Mixed Fertilizer	MT	10,040	8,884	1,156
	Average Unit sales price	US$/MT	432	444	-12
	Unit cost prices	US$/MT	235	253	-18
	Retailing packed fertilizer (For super market sales)	MT	37	51	-14
	Average Unit sales price	US$/MT	725	738	-13
	Unit cost prices	US$/MT	365	382	-16

Overall sales of organic mixed fertilizer (“OMF”) increased to $4.34 million compared to Q3 2015’s $3.95 million resulting in an increase of $ 0.39 million (or 10%), reflecting a steady performance at HSA.

Overall gross profit has increased by $0.26 million (or 13.54%) from Q3 2015’s $1.92 million to Q3 2016’s $2.18 million mainly due to cost savings in raw materials.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”). JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q3	2015Q3	2016Q3	2015Q3	2016Q3	2015Q3

JHST	Sales of Fresh HU Flowers	475,340	530,511	196,555	209,343	278,785	321,168
	Sales of Dried HU Flowers	5,173,014	6,476,837	2,122,825	2,107,165	3,050,189	4,369,672
	Sales of Dried Immortal vegetables	-	307,508	-	103,687	-	203,821
	Sales of Vegetable products	1,043,786	60,537	690,501	27,709	353,284	32,828
	JHST/Plantation Total	6,692,140	7,375,393	3,009,881	2,447,904	3,682,258	4,927,489

	% of increase or (decrease)		-9%		23%		-25%

JHST	Plantation of HU Flowers and Immortal vegetables
	Fresh HU Flowers	Pieces	3,285,600	3,000,000	285,600
	Average Unit sales price	US$/Pieces	0.14	0.18	-0.03
	Unit cost prices	US$/Pieces	0.06	0.07	-0.01
	Dried HU Flowers	MT	446	398	49
	Average Unit sales price	US$/MT	11,599	16,294	-4,695
	Unit cost prices	US$/MT	4,760	5,301	-541
	Dried Immortal vegetables	MT	-	4
	Average Unit sales price	US$/MT		87,859
	Unit cost prices	US$/MT		29,625
	Vegetable products	MT	1,381.00	25.26	1,356
	Average Unit sales price	US$/MT	756	2,396	-1,640
	Unit cost prices	US$/MT	500	1,097	-597

Revenue from our plantation division decreased by $0.69 million (or 9%) from $7.38 million for Q3 2015 to $6.69 million for Q3 2016. The decrease was primarily due to lower prices both in fresh flowers by $0.03/piece and dried flowers by $4,695/MT primarily due from the poorer quality of flowers due to excessive rain and stormy weather during the harvest season.

There was a decrease in sales by 4MT (or 100%) in immortal vegetables also due to the season’s inclement weather.

JHST is experimenting with many different crops and other biological plant products aiming at the development of more stable crops and / or products that will eventually help the Company to develop the plantation into a large operation at economies of scale free from effects caused by the vagaries of weather in Guangdong Province. To date, some experiments are showing potential, and, as such, JHST is hopeful that solutions will be found in the near future.

●	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who are selling them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q3	2015Q3	2016Q3	2015Q3	2016Q3	2015Q3

MEIJI
(CF1)	Sale of Live cattle (Aromatic)	9,658,454	9,636,919	9,119,428	8,996,149	539,026	640,770
	MEIJI / Cattle farm Total	9,658,454	9,636,919	9,119,428	8,996,149	539,026	640,770

	% of increase or (decrease)		0%		1%		-16%

MEIJI	Production and sale of Live cattle (Aromatic)	Heads	4,417	4,449	-32
CF1	Average Unit sales price	US$/head	2187	2,166	21
	Unit cost prices	US$/head	2065	2,022	43

Cattle Farm 1 revenue increased sales by $21,535 (or 0.2%) from Q3 2015’s $9,636,919 to Q3 2016’s $9,658,454 while gross profit decreased by $101,744 (or 16%) from $640,770 in Q3 2015 to Q3 2016’s $539,026, reflecting negligible differences.

●	Corporate & Others Division refers to the business operations of Capital Award Inc. / Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q3	2015Q3	2016Q3	2015Q3	2016Q3	2015Q3

SIAF	Sales of goods through trading/import/export activities
	on seafood	10,126,889	2,743,902	8,927,273	2,439,024	1,199,616	304,878
	on imported beef and mutton	13,105,597	7,317,703	11,649,420	6,504,625	1,456,177	813,078
	SIAF/ Others & Corporate total	23,232,486	10,061,605	20,576,693	8,943,649	2,655,793	1,117,956

	% of increase and (decrease)		131%		130%		138%

SIAF	Seafood trading from imports
	Mixed seafoods	MT	542	132	410
	Average of sales price	US$/MT	18,702	20,787	-2,086
	Average of cost prices	US$/MT	16,486	18,477	-1,991
	Beef & Lambs trading from imports	MT	1,239	955	284
	Average of sales price	US$/MT	10,578	7,663	2,915
	Average of cost prices	US$/MT	9,402	6,811	2,591

Revenue from the corporate division increased by $13.17 million or (131%) from Q3 2015’s $10.06 million to Q3 2016’s $23.23 million. The increase was primarily due to the increase of seafood being imported from other newly developed sources from other countries.

The imported beef activity continued to increase this quarter by $5.8 million (or 79%) from Q3 2015’s $7.3 million to Q3 2016’s $13.1 million.

Gross profit from the corporate sector increased by $1.54 million or (138%) from $1.12 million for Q3 2015 to $2.66 million for Q3 2016. The increase was primarily due to the increase of sales described above.

In this respect, the Company is confident that this segment of activities will keep improving as the disposable income of China’s middle class continues rising.

●	Fishery Division refers to the operations of Capital Award covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, wherein Capital Award generates revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery projects designed and engineered by Capital Award using its APM technology and management systems as follows:

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

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2016Q3	2015Q3	2016Q3	2015Q3	2016Q3	2015Q3

CA	Sales of
	Fish (Sleepy cods)	2,935,758	2,483,441	2,163,637	1,972,465	772,121	510,976
	Eels	-	8,946,181	-	8,722,749	-	223,432
	Prawns	4,470,373	11,080,543	3,726,486	8,199,790	743,887	2,880,753
	Mixed fishes	5,054,747	6,090,026	3,401,216	4,249,280	1,653,531	1,840,746
	CA/ Fishery total	12,460,878	28,600,191	9,291,339	23,144,284	3,169,539	5,455,907

	% of increase or (decrease)of sales of
	Fish (Sleepy cods)		18%		10%		51%
	Eels		-100%		-100%		-100%
	Prawns		-60%		-55%		-74%
	Mixed fishes		-17%		-20%		-10%
	CA/ Fishery total		-56%		-60%		-42%

CA	Production and sale (Inclusive contrated farms) of live fish etc.		2016Q3	2015Q3	Difference
	Fish (Sleepy cods)	MT	280	145	135
	Average Unit sales price	US$/MT	10,485	17,127	-6,642
	Unit cost prices	US$/MT	7,727	13,603	-5,876
	Eels	MT		425
	Average Unit sales price	US$/MT		21,050
	Unit cost prices	US$/MT		20,524
	Prawns	MT	562	676	-114
	Average Unit sales price	US$/MT	7,954	16,391	-8,437
	Unit cost prices	US$/MT	6,631	12,130	-5,499
	Mixed fishes	MT	1,543	1,609	-66
	Average Unit sales price	US$/MT	3,276	3,784	-508
	Unit cost prices	US$/MT	2,204	2,640	-436

Revenue from fishery operations decreased by $16.14 million or (56%) from $28.60 million for Q3 2015 to $12.46 million for Q3 2016.

Gross profit from fishery operations decreased by $1.34 million or (42%) from $5.46 million for the three months ended September 30, 2015 to $3.17 million for the three months ended September 30, 2016.

The decreases in fishery operation Revenue and Gross Profit was primarily due to the following reasons:

●

As discussed in previous communications, Fish Farm (1) (or FF1) has been underway with full renovation, overhaul, upgrades, etc. since September 2016, continuing throughout until the end of November 2016. As such, no production will take place at FF(1)’s APM indoor farm during that period.

●	Prawn Farm (1) (or PF1) is being retrofitted into Research and Development facilities, as well as grow-out facilities of sea-water prawns since mid-August 2016 continuing through year-end 2016, resulting in less than full-production throughout this period.

●	Due to the work at FF1 and PF1, sales of prawns of smaller scale and size, which are capable of being produced under these temporary conditions, are reflected in the selling prices as shown in the above table. However, prawn production will gradually resume to growing larger sized prawns, which fetch higher prices, once production facilities are completed and back online.

●	Stock at PF(2)’s open dam farms situated at 2 locations on 650 Mu of land are being sold out to lay the groundwork for modification of the dams with 3rd generation open dam RAS technology that ultimately will provide 6 harvest cycles per year (versus the current 2 to 3 annual production cycles). As such, decreased sales from this facility occurring in Q3 2016 will continue throughout Q4, however the increased performance at these facilities in subsequent years will handily compensate for this shortfall.

●	Prawn Farm 3, its first two farm buildings completed, have been stocked to 50% capacity during Q3 2016, gradually increasing to 75% capacity throughout Q4 2016, with sales from the facility having begun in October 2016. Thus far, stocking at the farm consists of: (i) for full grow-out; Big Giant Prawns (8%), Grass Prawns ( 8%), Sleepy Cod ( 6%), Jade Perch ( 14%), Murray Cod ( 6%) and some higher priced fresh water mixed fish ( 12% ); (ii) for post harvesting; Sleepy cods (3%), Jade Perch (8%), 3 Kg & above / fish Telopia (10%) and other higher fresh water fish (14%).

Overall, we are expecting improvements during Q4 2016 due to the commencement of sales from PF(3), however, due to submission of the relevant paperwork in September 2016 seeking the sale of all fishery assets and properties to JFD, which is in the process of becoming a Wholly Foreign Owned Enterprise (WFOE) under the ownership of Tri-way Industries Limited (HK), financial data treatment and procedures are being reviewed by both SIAF and Tri-way auditors with October 1, 2016 as the intended official carve-out date for reporting purposes. Further information related to this exercise is discussed later in this report.

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table A.5 below shows the revenue, cost of services and gross profit generated from consulting, services, commission and management fee for three months ended September 30, 2016 (Q3 2016) and the three months ended September 30, 2015 (Q3 2015).

Revenues (consulting, service, commission and management fee):

Revenues decreased by $5.25 million (or 18%) from $28.63 million for Q3 2015 to $23.38 million for Q3 2016, cost of services for consulting, service, commission and management fees decreased by $4.70 million (or 27%) from $17.15 million for Q3 2014 to $12.45 million for Q3 2016, and gross profit increased by $0.55 million (or 5%) from $10.38million for Q3 2015 to $10.93 million for Q3 2016.

The decrease in revenue / cost of sales had been primarily due to the following reasons:

●	Since FF(1)’s modifications are incorporated into the process of consolidating fishery assets and properties into JFD / Tri-way, the work currently underway cannot be recorded as CA Work in Progress, but once the FF(1) sales transaction is completed, any gain derived from these modifications / improvements will be recognized by CA, at market value.

●	Since a portion of engineering work performed for PF(2) during Q3 2016 will be billed to Tri-way, CA has decided to forego billing until such time as an exact amount due from Tri-way can be determined; sometime in Q4 2016.

		2016Q3	2015Q3	Difference	Description of work
Sales Revenues (Consulting and Services)

	CA	23,377,355	28,633,558	-5,256,203	Working in progress of PF(2), NPF
Group Total Revenues		23,377,355	28,633,558	-5,256,203
Cost of sales				-
	CA	12,450,460	17,151,938	-4,701,478
Group Total Cost of sales		12,450,460	17,151,938	-4,701,478
Gross Profit				-
	CA	10,926,895	10,380,667	546,228
Group Total Gross Profit		10,926,895	10,380,667	546,228

% of increase or (decrease)
Group revenues			-18%
Group gross profits			5%

●	Table A.6 below highlights information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF, respectively, as at September 30, 2016:

Table A 1 Other Income

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as of 30.09.2014	Notes
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational
Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	2 phases and road work and Phase 3 extension of grow-out farm & Phase 4 demonstrated hydroponic farm	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million, Phase 3 US$5.2 million & Phase 4 US$1.6 million	Extension work 90% completed with development of the demonstration hydroponic farm outstanding and scheduling to start work within December 2015.
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) completed and Phase (4) not started.	Phase's 4 work is to develop more RAS open dams which progress is pending on the performance of the newly developed RAS open dams using our latest generation of APM technology that are being developed in PF(2)that will show results during Q4 2015.
Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) started and Phase 4 work is not started.	Phase 3 is to develop new RAS open dams using our latest generation of our APM technology on a 20,000 m2 block of land scheduling to be completed and in operation within Q4 2015.
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational
Cattle Fram (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	February 2012	March. 2014	$10.6 million	Operational
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Restaurant 7 is now in operation

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	operational	Alternation and renovation work to improve its working environment is in progress.
	Shanghai City		3,000 m2	Two Phases	Sept. 2014	December. 2014	$5 million	Operational	Minor improvement works are in progress.
New Zhangshan Prawn Project	Zhongshan City	Phase (1)S(1)= 10,000 MT S(2)= 30,000 MT Phase (2) S(1)=100,000 MT Phase (3) 200,000 MT	3600 MU land & BU area 3.57 million square meter	Phase (1) Stage (1)	Nov. 2013	10 years for 100,000 MT capacity & 20 years for whole integrated project	10 years for US$2.6 billion	Installation and finishing works are being carried out on Stage 1 Phase 1 that with a designed capacity of 6,000 MT / year.	Basic infrstractural work on Stage 2 Phase 1 is in progress and upon completion total designed capacity is for 10,000 MT / year collectively from Stage 1 & 2 of Phase 1.

Table (Note 4.1) below shows the issuance of shares for Q3 2016

~~●~~	The Company has secured a loan commitment from a group of third party lenders in the amount of $8,225,370 for purposes of providing intercompany lending to Tri-way Industries Limited (Tri-way) for short-term working capital.

~~●~~	The first intercompany loan agreement between The Company and Tri-way was entered on July 5, 2016 for $6,000,000 disbursed on and between July 15 and August 6, 2016. The remaining $2,225,370 portion of the secured funding will be disbursed to Tri-way under a separate loan agreement sometime on or before December 31, 2016.

~~●~~	The terms of the intercompany loan between the Company and Tri-way are as follows:

(i) Initial Maturity Date:	December 31, 2017
(ii) Deferred Maturity Date:	December 31, 2018
(iii) Interest Rate:	3.15% conventional interest payable per annum
(iv) Default Interest Rate:	10.0%
(v) Prepayment Penalty:	None
(vi) Conversion Option:	Any or all the combined principal and interest
(vii) Conversion Price:	80% of 20-day price average at maturity date or after

Summarized Table illustrating issuance of shares Q3 2016:

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Note
As of July 1, 2016	21,465,322
7/25/2016	300,000	5.25	300	1,573,389	1,573,689	591,537 shares were issued as security to secure loan debts amounting to $2,815,02. from third parties
7/27/2016	291,537	4.26	292	1,241,040	1,241,331
8/5/2016	300,000	5.10	300	1,529,269	1,529,569	600,000 shares were issued as security to secure loan debt $2,949,187 from third parties
8/6/2016	300,000	4.73	300	1,419,318	1,419,618
9/12/2016	-1,000,000	4.85	-1,000	-4,849,000	-4,850,000
9/12/2016	-200,000	4.85	-200	-969,800	-970,000	Shares assigned for cancellation
As of Sept.30, 2016	21,456,859

The Gain/Loss on extinguishment of debts historical previously stated:

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

The other income for the three months ended September 30, 2016 amounted to $296,670, and derived from the combination of (1) Gain on extinguishment of debt $0 (Note 4), (2) Government Grant $1,305,147 and (3) other income $0 less interest expenses of $1,012,477. The other income for the three months ended September 30, 2015 amounted to $(581,687), and derived from the combination of (1) gain on extinguishment of debt $0 (Note 4), (2) Government grant of $746,929, and (3) other income 0 less interest expenses of $1,328,616.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $ 0 and $0 has been credited (charged) to operations for the three months ended September 30, 2016 and 2015, respectively.

●	Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $743,160 or 14%, from $5,280,538 for Q3 2015 to $6,023,698 for Q3 2016. The increase was primarily due to increase in wages and salaries of $1,729,917 from $495,734 for Q3 2015 to $2,225,651 for Q3 2016, and out of which $662,664 was the monthly billed amount from the total of $7,951,967 paid in shares to and/or owed to the personnel and directors for services rendered over the past 9 years from 2007 to 2015 and the additional payments made to consultants associated with the corporate exercises (ie. Carve-out and IPO exercises of Tri-way and SJAP). There was a decrease in interest expense of $316,139 from $1,328,616 for Q3 2015 to $1,012,477 for Q3 2016.

Table (to Note 5)

Category	2016 Q3	2015 Q3	Difference
		$	$
Office and corporate expenses	1,481,203	2,297,651	(816,448)
Wages and salaries	2,225,651	495,734	1,729,917
Traveling and related lodging	17,233	16,998	235
Motor vehicles expenses and local transportation	49,155	43,966	5,189
Entertainments and meals	72,015	24,813	47,202
Others and miscellaneous	313,537	415,625	(102,088)
Depreciation and amortization	852,427	657,135	195,292
Sub-total	5,011,221	3,951,922	1,059,299
Interest expenses	1,012,477	1,328,616	(316,139)
			-
Total	6,023,698	5,280,538	743,160

Note (6) to Table A 1 Depreciation and Amortization

Depreciation and amortization increased by $692,988 or 72% to $1,649,561 for Q3 2016 from $956,573 for Q3 2015. The increase was primarily due to the increase of depreciation by $604,725 to $1,142,872 for Q3 2016 from depreciation of $538,147 for Q3 2015, whereas the increase of amortization by $88,263 to $506,689 for Q3 2016 from amortization of $418,426 for Q3 2015.

In this respect, total depreciation and amortization amounted to $1,649,561 for Q3 2016, out of which amount $852,427 was reported under general and administration expenses and $797,134 was reported under cost of goods sold; whereas, total depreciation and amortization was at $956,573 for Q3 2015 and out of which amount $657,135 was reported under General and Administration expenses and $299,438 was reported under cost of goods sold.

Note (7) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

The Net Income attributed to non-controlling interest is $7,343,891 shared by (JHST, JHMC, HSA, SJAP, QZH and JFD collectively) for Q3 2016 as shown in Table (F) above.

Names of intermediate holding co. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.		Triway Industries Ltd.(HK)	Total
Abbreviated names	CA	(MEIJI)			(APWAM)		(TRW)

% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%		75%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)	Qing Hai Zhonghe Meat product Co.Ltd (China)	Jiangmen City A Power Fishery Development Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)	(JFD)
				Hunan Shenghua A Power Agriculture Co. Ltd (China	50%

Net income of the P.R.C. subsidiaries for the period ended 30. Sept. 2016 in $		$3,305,983	$801,158	$1,372,764	$4,353,539	$6,292,261	$529,810

Equity % of non-controlling interest		25%	25%	24%	55%	55%	25%

Non-controlling interest's shares of Net incomes in $		$826,496	$200,290	$329,463	$2,394,446	$3,460,743	$132,453	$7,343,891

Note (8) to Table A 1 Earnings per share (EPS)

Earnings per share decreased by $0.10 (basic) and $0.19 (diluted) per share from EPS of $1.14 (basic) and$1.14 (diluted) for Q3 2015 to EPS of $1.04 (basic) and $0.95 (diluted) for Q3 2016.

Part B: Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (audited)

Consolidated Balance sheets	September, 30,2016	December 31, 2015	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	9,052,566	7,229,197	1,823,369	B
Inventories	65,055,856	62,848,707	2,207,149	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,557,713	1,306,885	250,828
Deposits and prepaid expenses	95,334,913	83,811,929	11,522,984	10
Accounts receivable	135,759,072	135,674,418	84,654	11
Other receivables	74,123,074	59,780,587	14,342,487
Total current assets	380,883,194	350,651,723	30,231,471
Property and equipment
Property and equipment, net of accumulated depreciation	10,293,472	104,259,079	(93,965,607)	12
Construction in progress	115,771,608	72,788,769	42,982,839	13
Land use rights, net of accumulated amortization	55,868,376	58,485,675	-2,617,299	14
Total property and equipment	181,933,456	235,533,523	(53,600,067)
Other assets
Goodwill	724,940	724,940	-
Investment in unconsolidated equity investee	149,745	-	149,745
Long term investment	748,727	769,941	-21,214
Proprietary technologies, net of accumulated amortization	10,293,472	10,784,358	(490,886)	15
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	41,109,708	41,109,708	-
Total other assets	53,026,952	53,388,947	(361,995)
Total assets	715,915,167	639,574,193	76,340,974
Current liabilities				16
Accounts payable and accrued expenses	15,095,032	9,345,559	5,749,473
Billings in excess of costs and estimated earnings on uncompleted contracts	1,647,280	8,700,706	(7,053,426)
Due to a director	566,283	211,247	355,036
Other payables	6,159,238	4,792,579	1.366,659
Borrowings-Short term bank loan	7,357,739	4,466,040	2,891,699
Negotiable promissory notes	885,997	865,968	20,029
Total current liabilities	31,711,569	28,382,099	3,329,470
Non-current liabilities
Other payables	19,422,652	4,797,332	14,625,320
Long term debts	728,514	1,554,902	(826,388)
Convertible note payable	23,496,718	34,904,739	(11,408,021)	16D
Total non-current liabilities	43,647,884	41,256,973	2,390,911
Stockholders’ equity
Common stock	21,457	20,134	1,323
Additional paid-in capital	150,788,947	142,882,173	7,906,774
Retained earnings	388,312,091	339,616,638	48,695,453
Accumulated other comprehensive income	(2,584,868)	1,427,638	(4,012,506)
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidiaries' equity	535,287,627	482,696,583	52,591,044
Non-controlling interest	105,268,087	87,238,538	18,029,549
Total stockholders' equity	640,555,714	569,935,121	70,620,593
Total liabilities and stockholders' equity	715,915,167	639,574,193	76,340,974

Note B Cash and Cash Equivalents

The change in cash and cash equivalents of $1,823,369 derived from cash and cash equivalents of $9,052,566 and $7,229,197 as of September 30, 2016 and December 31, 2015, respectively. In this respect, during this time of the fiscal year, cash and cash equivalents typically return to stable levels following end of the year volatility due to various transactions that usually occur during that time of year.

Note (9) Break down on inventories

Sept. 30. 2016
$
Sleepy cods, prawns, eels and marble goble	6,440,964
Bread grass	2,812,207
Beef cattle	5,196,769
Organic fertilizer	14,914,208
Forage for cattle and consumable	10,069,223
Raw materials for bread grass and organic fertilizer	13,237,259
Beef and mutton	11,072,408
Immature seeds	1,312,818

65,055,856

Note (10) Breakdown of Deposits and Prepaid Expenses

Note (10.1)

	Sept. 30. 2016	Note
	$
Deposits for
- purchases of equipment	6,975,629
- acquisition of land use rights	3,373,110	10.1
- inventories purchases	21,117,003
- aquaculture contracts	2,261,538
- consulting service providers and others	8,632,259
- construction in progress	21,504,658
- Collaterals of shares	11,281,100
Prepayments - debts discounts and others	14,216,699
Shares issued for employee compensation and overseas professional and bond interest	5,972,917	10.2

	95,334,913

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of September 30, 2016, we have $3,373,110 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•	$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right,” sometimes referred to as a LUR, is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority estimated to be granted on or before September 30, 2015, as the new local ordinances on agriculture land delayed the processing of our application. Due to the delay in approving the LUR of the said block of land, HSA has revised and supplemented the contract of this land by a lease agreement until such time, the said official approval will be granted, and in the interim, the deposit and prepayment on said land is being treated as a rent-to-own lease arrangement providing pre-payment toward said land once approval is granted.

•	$190,930 (or RMB1, 200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies”:

				Deposit & prepayments
Project name	Estimated total Asset value	Estimated time of Acquisition	Current status of Project	made as of Sept. 30, 2015	Land Bank or Built Up area	% equivalent to equity paid
	$			$	m2
Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

Seafood Center				1,032,914

Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%
Prawn Farm (1)	20.93 Million	2014	in operation	14,554,578	165,000	56%
Prawn Farm (2)	29.18 Million	2014	Part operational Part work in progress	9,877,218	120,000 developed 96,000 m2 undeveloped	29%

Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
				41,109,708

During this quarter the Company hasn’t paid further deposit and prepayment for investments in future assets and in future Sino Foreign Joint Venture companies. Therefore, there are no changes to report for the quarter.

Note (11): Breakdown of Accounts receivable:

		September 30,2016
						over 120 days and
		Accounts receivable	0-30 days	31-90 days	91-120 days	less than 1 year
		$	$	$	$	$
Consulting and Service totaling	CA	32,859,525	14,703,514	-	15,612,139	2,543,872
Sales of Live Fish, eels and prawns (from Farms) (CA)		20,824,444	10,602,177	-	7,461,344	2,760,923
Sales of imported seafood (SIAF)		16,922,273	13,739,740	3,182,533	-	-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)		1,596,008	1,596,008	-	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)		7,703,484	464,678	6,214,434	1,024,372	-
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)		16,554,024	3,207,642	4,982,570	3,842,890	4,520,922
Sales Fertilizer from (HSA)		8,144,422	1,748,891	3,482,873	1,693,481	1,219,177
Sales of Beef (QZH)		31,154,892	12,303,894	15,724,410	15,887	3,110,701
Total		135,759,072	58,366,544	33,586,820	29,650,113	14,155,595

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

Fish Sales: Most farmed fish are sold to wholesalers at prevailing daily market prices and ageing is within 90 days trading terms with a small portion at 180 days (for oversized fish, as the sale of oversized fish takes time to sell). We sold $28.6 million in live fish, eels and prawns (live seafood) to the wholesalers for the three months ended September 30, 2016, accounts receivable of $5.0 million were over 120 days. These debtors represent credit quality receivables as they are well established wholesalers, profitable and viable businesses with a good track record and therefore provision of diminution in value is not required as collection is not in doubt.

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

Information on concentration of credit risk of account receivables:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 55.04% of our consolidated revenues for Q3 2016 as shown in the table below:

	Three months ended Sept. 30, 2016
	% of total Revenue	Amount in $	Customer's Total Revenue
Customer A	19.82%		24,603,451
Customer B	16.59%		20,588,019
Customer C	11.95%		14,831,468
Customer D	6.68%		8,285,979

	55.04%		68,308,917

Customer A is Shanghai Virgo Trading Co. Ltd. (Virgo) who sells much of the imported beef and seafood as well as locally produced seafood. During Q32016, the Company sold $24,603,451 of goods to Virgo representing 19.82% of our total sales of goods revenue of $124,118,458.

Customer B is one of our main agents, namely Mr. Xian Zhiming (i.e. Zhongshan new prawn farm), with whom we agreed to extend trading terms between 120 days to 180 days and/or until such time as Customer B is able to source working capital financing, on or before 31.12.2016.

Customer C is Cattle Wholesale represented by Mr. Wang Jian Wah, a wholesale market wholesaler who buys & distributes our live prawns and mixed fish to his group of wholesalers at the Guangzhou and Shanghai wholesale markets. During Q3 2016, transactions through Mr. Wang generated 11.95 % of our total consolidated revenue (equivalent to $14,831,468 out of our total revenue of $124,118,458).

Customer D is Wholesale Center (1) or WSC1 represented by Mr. Zhou Jian Fai to whom we sell much of imported beef and seafood and our farmed live seafood. During Q3 2016, WSC1 generated revenue (equivalent to $8,285,979 out of our total revenue of $124,118,458) or 6.68% of our total consolidated revenue.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q3 2016:

	Sept. 30, 2016
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	22.33%		30,315,653
Customer B	17.68%		24,001,497
Customer C	10.12%		13,739,740
Customer D	6.86%		9,316,278
	56.99%		77,373,168

Note (12) Property and equipment, net of accumulation depreciation

Sept. 30. 2016
$
Plant and machinery	5,993,854
Structure and lease hold improvements	90,756,543
Mature seeds and herbage cultivation	23,249,165
Furniture and equipment	707,356
Motor vehicles	926,511
121,633,429

Less: Accumulated depreciation	(11,268,032)
Net carrying amount	110,365,397

Note (13) Construction in progress

Sept. 30. 2016
$

Construction in progress
- Oven room, road for production of dried flowers	3,743,636
- Office, warehouse and organic fertilizer plant in HSA	35,172,563
- Organic fertilizer and bread grass production plant and office building	21,536,554
- Rangeland for beef cattle and office building	37,541,265
- Fish pond	17,777,590

115,771,608

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2016.09.30 Balance $	Nature of ownership
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	211,659	Lease
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	33,457,854	Management Right
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	327,235	Land Use Rights
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	901,869	Management Right
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	871,598	Management Right
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,905,215	Management Right
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,732,821	Management Right
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	815,020	Management Right
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	701,651	Management Right
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,452,480	Management Right
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,219,979	Management Right
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,684,549	Management Right
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	462,428	Land Use Right & Building ownership
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	314,355	Management Right
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	4,156,754	Management Right
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,705,021
Exchange difference							-2,833,191		-3,052,112

			654				64,397,460	131,789	55,868,376

Note (15) Other Receivables

	Sept. 30.2015	Note
	$
Advanced to employees	452,154	15.A
Advanced to suppliers	13,342,763	15.B
Advanced to customers	32,328,157
Advanced to sub-contractors	28,000,000
Advanced to convertible bond holder	-

	74,123,074

Note 15 A & B: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 22 cooperatives with over 2,000 members) who are our suppliers, to carry them through respective growing periods (for cropping, pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out to less than $6,672 per member that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the average increases it means that the typical cooperative farmer is increasing his productivity (whether in the growth of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

Note (16) Current Liabilities:

	Sept. 30, 2016	Note
Current liabilities
Accounts payable and accruals	15,095,032	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	1,647,280
Due to a director	566,283	16 B
Other payables	6,159,238
Borrowings-Short term bank loan	7,357,739	16.C
Negotiable promissory notes	885,997
	31,711,569

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms, which means that most purchases are paid for in cash or short credit terms (7 to 10 days); this grants us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $15.10 million, about 12% of total sales of $124 million for the reasons stated below:

Our main Account Payables during Q3 2016 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who in the past carried a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). However, in ZSNPP said development cost and cost of inventories are much too high for said manufacturers and suppliers to carry, such that we made various advances to said manufacturers and suppliers during year 2016 especially so in Q3 2016 to ensure there are no disruptions in supply of plants and equivalent and related parts and components needed to complete the construction and installation of the APM farms in said project to ensure there are no disruption of supply of plants and equivalent and related parts and components needed to complete the construction and installation of the APM farms in said project.

3.	Cost of sales of live seafood had averaged 88% for Q3 2016, (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms, however, in 2016 our main supply of these items come from PF2 such that we are now enjoying much better credit terms in comparison to other years.

4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the fishery sector sales, with the cost of sales averaging 93% for Q3 2016. It is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 94% for Q3 2016. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have significant financial resources; as such, we paid for these supplies of young cattle in cash on delivery or under short credit terms after delivery.

5.	At SJAP, the bulk of our fertilizers were sold to farmers who are growing pasture grass and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pasture grass and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.

6.	Bulk livestock feed are produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which averaged 45% for Q3 2016. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (16 B): Series F Non-convertible preferred stock

On August 22, 2012, the Company’s Board of Directors declared that the Company’s stockholders were entitled to receive one share of restricted Series F Non-convertible Preferred Stock for every 100 shares of Common Stock owned by the stockholders as of September 28, 2012, with lesser or greater amounts being rounded up to the nearest 100 shares of Common Stock for purpose of the computing the dividend. The holders of record of shares of Series F Non - Convertible Preferred Stock shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share and be payable on May 30, 2015. During Q1 2013, our transfer agent recorded 924,180 shares of Series F Non-Convertible preferred stock on the account. However, the Company did not issue physical shares and only issued coupons to notify respective shareholders on that date. These 924,180 F shares were based on the 91,931,287 shares of Common Stock outstanding as of September 28, 2012, calculated at one share of Series F Non-Convertible preferred stock for every 100 shares of Common Stock with decimal number of shares being rounded up to one. All F shares have been cancelled as of September 30, 2016 and all requisite payments have been made to the former holders of such shares.

Note (16C): Analysis of Other Payables:

As of September 30 2016, other payables totaling $25,581,890 was composed of the following:

During Q3 2016, referring to the inter-company company loan to Tri-way, the Company issued promissory notes amounting to $8,225,370 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two (2) years under interest free terms, and the outstanding balance forward of $4,797,332 in previous quarters, leaving a balance of $ 13,052,702 of debts loans outstanding as of September 30, 2016.

Debts could be repaid either by cash or in shares of the Company or a combination, thereof. If shares are elected to settle debt amounts, the respective share conversion rates will be determined by both parties at the time of settlement. During Q3 2016 $4,169,950 of promissory notes for advances granted by third parties and the outstanding balance forward of $2,200,000 in previous quarters, and leaving a balance of $ 6,639,950 of promissory notes outstanding as of September 30, 2016.

A grant of $741,240 was received from the Chinese government by SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of September 30 2016, as work is in progress on the said project is not yet completed, the grant is recorded as other payables.

During the nine months ended September 30, 2016, other advances provided through verbal agreements with other unrelated third parties, collectively, to our subsidiaries with no fixed term of repayment, interest free, amount to $5,417,998 unpaid and outstanding as of September 30, 2016.

Note (16 D): Convertible Note

On August 29, 2015 the Company executed a Convertible Note with Euro China AB (“ECAB”) Stockholm Sweden, whereby ECAB would lend to the Company US$25,000,000 Million based on following principal terms and conditions:

(i)	Issuing Debt amount of US$33,000,000 with a 25% discount netting loan proceeds to the Company of US$25,000,000
(ii)	Disbursement of loan is based on 4 tranches: three tranches consisting each of US$5 million on or before on or before August 14th 2014,

August 29th, 2014, and November 27th 2014 with the last tranche of US$18 million on or before February 28th 2015, whereas ECAB had been provided a 25% discount on the issued principal debt amount upon each tranche disbursement.

(iii)	Maturity Date is February 29, 2020
(iv)	Interest Rate is 10.5% per annum
(v)	Conversion rate is at US$9.90/share (post-split) applicable to both principal loan amount and accrued interest at option of ECAB.

Notification of the Convertible Note was filed with the SEC on September 4, 2014.

The table below shows the records of accounts of ECAB’s Convertible Bonds as of September 30th 2016:

	US$	Numbers of shares
Net amount of principal owed as at 30.09.2016	15,423,890.00
25% discount on Principal owed as at 30.09.2016	5,141,296.67
Total Principal payable as at 30.09.2016	20,565,186.67
Cumulative numbers of shares available for conversion as at 30.09.2016		2,373,406 shares
Accrued interest over the period	2,931,531.38
Total interest added to Principal as if converted under a note as at 30.09.2016	23,496,718.05

Part C. Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2015 (presented in summarized Charts below):

Revenue:

Revenues decreased by $10,682,811 or 3% to $320,313,767 for the nine months ended September 30, 2015 from $330,996,577 for the nine months ended September 30, 2015. The decrease was primarily due to the decrease of revenue generated from our fishery, beef, organic fertilizer, and cattle farm whereas corporate and others operations and the maturity of on-going divisional businesses improved their revenues.

The following chart illustrates the changes by category from the nine months ended September 30, 2015 to September 30, 2016

Revenue
	2016	2015
Category	Q1-Q3	Q1- Q3	Difference
		$	$
Fishery	113,256,746	138,547,396	(25,290,650)

Plantation	12,194,399	11,568,406	625,993

Beef	88,813,154	92,037,374	(3,224,220)

Organic fertilizer	35,190,587	30,125,130	5,065,457

Cattle farm	21,555,101	27,424,589	(5,869,488)

Corporate and others	49,303,780	31,293,682	18,010,098

Total	320,313,767	330,996,577	(10,682,810)

Cost

Cost decreased by $3,091,790 or 1% to $238,139,232 for the nine months ended September 30, 2016 from $241,231,022 for the nine months ended September 30, 2015. The decrease was primarily due to the corresponding increase and decrease from our overall operations for nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

The following chart illustrates the changes by category from the nine months ended September 30, 2016 to September 30, 2015.

Cost
	2016	2015
Category	Q1- Q3	Q1- Q3	Difference
	$	$	$
Fishery	79,778,878	96,967,811	(17,188,933)

Plantation	5,664,598	3,592,659	2,071,939

Beef	68,857,559	72,105,028	(3,247,469)

Organic fertilizer	19,993,030	17,124,547	2,868,483

Cattle farm	20,392,263	26,121,572	(5,729,309)

Corporate and others	43,452,904	25,319,405	18,133,499

Total	238,139,232	241,231,022	(3,091,790)

Gross Profit

Gross profit decreased by $7,591,020 or 8% to $82,174,535 for the nine months ended September 30, 2016 from $89,765,555 for the nine months ended September 30, 2015.The decrease was primarily due to the corresponding decreases in operation revenues.

The following chart illustrates the changes by category from the nine months ended September 30, 2016 to September 30, 2015.

The gross profit by category is as follows:

Gross profit
	2016	2015
Category	Q1-Q3	Q1- Q3	Difference
		$	$
Fishery	33,477,868	41,579,585	-8,101,717

Plantation	6,529,801	7,975,747	-1,445,946

Beef	19,955,595	19,932,346	23,249

Organic fertilizer	15,197,557	13,000,583	2,196,974

Cattle farm	1,162,838	1,303,017	-140,179

Corporate and others	5,850,876	5,974,277	-123,401

Total	82,174,535	89,765,555	-7,591,020

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) decreased by $1,033,867 or 6% to $16,314,862 for the nine months ended September 30, 2016 from $17,348,729 for the nine months ended September 30, 2015.  The change was primarily due to (i) an increase in Wages and salaries of $3,264,942 for the nine months ended September 30, 2016 from $1,701,679 for the nine months ended September 30, 2015 and (ii) a decrease in Office and corporate expense amounting to $4,227,072 for the nine months ended September 30, 2016 as compared to $7,154,024 for the nine months ended September 30, 2015.

Category	2016 Q1-Q3	2015 Q1-Q3	Difference
		$	$
Office and corporate expenses	4,227,072	7,154,024	(2,926,952)
Wages and salaries	3,264,942	1,701,679	1,563,263
Traveling and related lodging	119,580	115,087	4,493
Motor vehicles expenses and local transportation	119,256	139,028	(19,773)
Entertainments and meals	634,507	141,390	493,118
Others and miscellaneous	2,156,311	2,138,726	17,585
Depreciation and amortization	2,638,240	2,520,101	118,139
Sub-total	13,159,908	13,910,035	(750,127)
Interest expenses	3,154,954	3,438,694	(283,740)
Total	16,314,862	17,348,729	(1,033,867)

Depreciation and Amortization

Depreciation and amortization increased by $1,231,980 or 34% to $4,890,426 for the nine months ended September 30, 2016 from $3,658,446 for the nine months ended September 30, 2015. The increase was primarily due to the increase of depreciation by $1,261,781 to $3,406,801 for the nine months ended September 30, 2016 from depreciation of $2,145,020 for the nine months ended September 30, 2015, and the decrease of amortization by $29,801 to $1,483,625 for nine months ended September 30, 2016 from amortization of $1,513,426 for nine months ended September 30, 2015.

In this respect, total depreciation and amortization amounted to $4,890,426 for the nine months ended September 30, 2016, out of which amount $2,638,240 was reported under General and administration expenses and $2,252,186 was reported under cost of goods sold; whereas total depreciation and amortization was at to $3,658,446 for the nine months ended September 30, 2015 and out of which amount $2,520,101 was reported under General and Administration expenses and $1,138,345 was reported under cost of goods sold.

PartD. MD&A on records of historical performances reflecting the Company’s “Free Cash Flow “derivation: (Inclusive the Group and subsidiaries in segments containing Non-GAAP derivation)

	2013	2014	2015	2016Q1-3	Total

Sale of goods	209	323	337	265	1,134
Consulting income	52	81	92	55	280

Cost of goods sold	139	231	261	203	834
Cost of service	21	44	57	35	157

EBITDA	98	119	101	73	391

Depreciation & amortization	3	5	5	5	17

Net income attributable to SIAF & subsidiaries	74	92	66	49	281

Non - controlling interest	20	22	25	19	85

Net Incomes of the group	94	114	91	68	430

Total Assets	357	513	640	716

Current assets	147	282	350	381

Total liabilities	38	72	70	75

Current liabilities	31	52	28	32

Capital employed	326	461	611	684	-

Total stockholders’ equity	319	441	569	641
Internal transaction adjustment	0	-0	-0	-
Total stockholders’ equity (adjustment)	319	440	569	641

ROCE	49%	59%	49%	40%

Total Capex	71	35	47	53	206
1. property and equipment	22	21	43	10	96
2. construction in progress	41	10	4	43	98
3. land use right	4	4	-	-	8
4. proprietary technologies	4	-	-	-	4

Ending balance	116	230	322	349
1. cash and cash equivalents	1	3	7	9
2. inventories	8	46	63	65
3. deposits and prepaid expenses	51	76	84	95
4. account receivable	82	105	136	136
5. other receivables	5	52	60	76
6. account payables and accrued expenses	-11	-22	-9	-15
7. short term loan	-4	-4	-4	-7
8. other payables	-16	-26	-15	-10

Total increase of wc	5	114	92	27	291

Total capex and increase of wc	76	149	139	80	444

Free Cash Flow (FCF)	22	-30	-37	-7	-53

Net Debt	-5	-20	-41	-33

Total authorized common stocks	17	23	23	23

Weighted average of total issue & outstanding common stocks
Basic	12	16	17.89	20
Diluted	13	17	18.29	23

Earning per share (or EPS)
Basic	6.14	5.79	3.63	1.04
Diluted	5.76	5.55	3.59	0.95

E.2 on APWA (holding company of SJAP).

	2013	2014	2015	2016Q1-3	Total

Sale of goods	62	102	144	109	417

Cost of goods sold	38	68	111	81	298

EBITDA	27	33	34	32	126

Depreciation & amortization	-	1	1.01	1.98	4

Net income attributable to SIAF & subsidiaries	12	14	15	13	54

Non - controlling interest	15	17	18	17	67

Net Incomes of the group	27	31	33	30	121

Total Assets	88	158	200	240

Current assets	35	83	105	112

Total liabilities	15	28	17	17

Current liabilities	14	16	14	15

Capital employed	74	142	186	225

Total stockholders’ equity	73	130	183	223
Internal transaction adjustment	-32	-58	-78	-88
Total stockholders’ equity (adjustment)	41	72	105	135

ROCE	47%	46%	49%	42%

Total Capex	38	20	21	30	109
1. property and equipment	12	6	31	9	58
2. construction in progress	24	14	-10	21	49
3. land use right	-	-	-	-	-
4. proprietary technologies	2	-	-	-	2

Ending balance	21	67	91	93
1. cash and cash equivalents	0.38	1	2	2
2. inventories	4	27	34	38
3. deposits and prepaid expenses	13	19	18	17
4. account receivable	16	34	48	48
5. other receivables	2	2	2	7
6. account payables and accrued expenses	-5	-4	-5	-6
7. short term loan	-4	-4	-4	-7
8. other payables	-5	-8	-5	-6

Total increase of wc	3	46	24	3	75

Total capex and increase of wc	41	66	45	33	184

Free Cash Flow (FCF)	-14	-33	-10	-0	-58

Net Debt	-5	-7	-6	-8

E.3.SIAF’s Corporate Operational division

	2013	2014	2015	2016Q1-3	Total

Sale of goods	22	51	38	49	160
Consulting income	9	5	4	-	18

Cost of goods sold	19	45	33	43	140
Cost of service	3	5	1	-	9

EBITDA	6	6	0	-3	9

Depreciation & amortization	-	0	0	-

Net income attributable to SIAF & subsidiaries	6	6	-5	-3	4

Non - controlling interest	-	-	-	-

Net Incomes of the group	6	6	-5	-3	4

Total Assets	19	43	95	108

Current assets	10	39	76	90

Total liabilities	8	13	39	47

Current liabilities	6	10	1	17

Capital employed	13	33	94	91

Total stockholders’ equity	11	30	56	61
Internal transaction adjustment	87	82	89	81
Total stockholders’ equity (adjustment)	98	112	145	142

ROCE	73%	40%	3%	-12%

Total Capex	2	1	4	4	11
1. property and equipment	-	-	-	1	-
2. construction in progress	-	1	4	3	8
3. land use right	-	-	-	-	-
4. proprietary technologies	2	-	-	-	2

Ending balance	4	29	76	85
1 .cash and cash equivalents		2	-	-
2 .inventories	-	-	4	-
3. deposits and prepaid expenses	2	2	28	34
4. account receivable	8	9	9	17
5. other receivables	0	26	35	39
6. account payables and accrued expenses	-1	-3	-	-3
7. short term loan	-	-	-	-
8. other payables	-5	-7	-1	-2

Total increase of wc	4	25	47	9	85

Total capex and increase of wc	6	26	51	13	96

Free Cash Flow (FCF)	0	-20	-51	-16	-87

Net Debt	-	-13	-35	-25

E.4. CA (Fishery Development Division)

	2013	2014	2015	2016Q1-3	Total
	In rounded figures of $ million
Sale of goods	47	54	47	37	185
Consulting income	36	76	88	55	255

Cost of goods sold	33	31	35	28	127
Cost of service	13	39	56	35	143

EBITDA	37	55	43	29	164

Depreciation & amortization	-	-	0	-

Net income attributable to SIAF & subsidiaries	37	55	43	29	164

Non - controlling interest	-	-	-	-

Net Incomes of the group	37	55	43	29	164

Total Assets	81	111	123	142

Current assets	54	79	85	101

Total liabilities	7	20	10	4

Current liabilities	4	20	10	4

Capital employed	77	91	113	138

Total stockholders’ equity	74	91	113	138
Internal transaction adjustment	45	84	104	108
Total stockholders’ equity (adjustment)	119	174	217	246

ROCE	97%	140%	119%	92%

Total Capex	3	4	-	5	12
1. property and equipment	-	-	-	-	-
2. construction in progress	3	-	-	5	8
3. land use right	-	4	-	-	4
4. proprietary technologies	-	-	-	-	-

Ending balance	50	59	75	97
1. cash and cash equivalents	-	-	-	-
2. inventories	-	-	-	3
3. deposits and prepaid expenses	-	32	23	20
4. account receivable	36	28	44	54
5. other receivables	2	19	19	25
6. account payables and accrued expenses	-	-11	-1	-2
7. short term loan	-	-	-	-
8. other payables	-4	-9	-9	-2

Total increase of wc	-	9	16	22	47

Total capex and increase of wc	3	13	16	27	59

Free Cash Flow (FCF)	34	42	27	2	105

Net Debt	-	-	-	-

E.5.Triway (the holding company of Fish Farm (1))

	2013	2014	2015	2016Q1-3	Total

Sale of goods	25	52	39	20	136

Cost of goods sold	19	41	33	16	109

EBITDA	6	10	6	3	26

Depreciation & amortization	0	1	0.79	0.42	3

Net income attributable to SIAF & subsidiaries	5	8	3	2	18

Non - controlling interest	1	2	2	1	6

Net Incomes of the group	6	10	5	3	24

Total Assets	21	21	24	28

Current assets	6	-	13	18

Total liabilities	-	-	-	4

Current liabilities	-	-	-	4

Capital employed	21	21	24	24

Total stockholders’ equity	21	21	24	24
Internal transaction adjustment	-7	2	4	7
Total stockholders’ equity (adjustment)	13	23	28	31

ROCE	53%	97%	87%	75%

Total Capex	2	1	2	3	8
1. property and equipment	-	2	2	-	4
2. construction in progress	2	-1	-	3	4
3. land use right	-	-	-	-	-
4. proprietary technologies	-	-	-	-

Ending balance	6	10	13	14
1. cash and cash equivalents	-	-	5	5
2. inventories	2	3	4	4
3. deposits and prepaid expenses	4	4	2	7
4. account receivable	-	-	-	-
5. other receivables	-	3	3	3
6. account payables and accrued expenses	-	-	-	-3
7. short term loan	-	-	-	-
8. other payables	-	-	-	-1

Total increase of wc	-1	4	3	1	7

Total capex and increase of wc	1	5	5	4	15

Free Cash Flow (FCF)	5	5	1	-1	11

Net Debt	-	-	-	-

E.6. MEIJI (Cattle Farm Development and holding company of CF(1))

	2013	2014	2015	2016Q1-3	Total

Sale of goods	18	33	35	22	108
Consulting income	7	-			7

Cost of goods sold	13	31	33	20	97
Cost of service	5	-			5

EBITDA	5	2	3	3	13

Depreciation & amortization	0	0	0.59	0.48	2

Net income attributable to SIAF & subsidiaries	5	1	2	3	11

Non - controlling interest	-	-	0	0	1

Net Incomes of the group	5	1	2	3.0	11

Total Assets	34	42	39	40

Current assets	11	17	18	11

Total liabilities	2	5	-	-

Current liabilities	1	-	-	-

Capital employed	33	42	39	40

Total stockholders’ equity	32	37	39	40
Internal transaction adjustment	-10	-14	-14	-12
Total stockholders’ equity (adjustment)	22	23	25	28

ROCE	43%	36%	21%	15%

Total Capex	-	-	2	-	2
1. property and equipment	-	-	2	-	2
2. construction in progress	-	-	-	-	-
3. land use right	-	-	-	-	-
4. proprietary technologies

Ending balance	10	17	18	11
1. cash and cash equivalents	0.49	-	-	-
2. inventories	1	1	4	4
3. deposits and prepaid expenses	1	3	3	5
4. account receivable	9	13	11	2
5. other receivables	-	-	-	-
6. account payables and accrued expenses	-	-	-	-
7. short term loan	-	-	-	-
8. other payables	-1	-	-	-

Total increase of wc	2	7	1	-7	3

Total capex and increase of wc	2	7	3	-7	5

Free Cash Flow (FCF)	3	-5	-0	11	8

Net Debt	-	-	-	-

E.7. MEIJI and JHST plantation division

	2013	2014	2015	2016Q1-3	Total

Sale of goods	23	11	14	12	60

Cost of goods sold	10	4	4	6	24

EBITDA	11	6	9	6	32

Depreciation & amortization	1	1	1.15	0.77	4

Net income attributable to SIAF & subsidiaries	7	4	6	3.60	20

Non - controlling interest	3	1	2	1.20	7

Net Incomes of the group	10	5	8	4.80	28

Total Assets	37	39	45	42	-

Current assets	19	24	21	19	-

Total liabilities	-	1	1	1	-

Current liabilities	-	1	-	-	-

Capital employed	37	38	45	42	-

Total stockholders’ equity	37	38	44	41	-
Internal transaction adjustment	-13	-9	-7	1	-
Total stockholders’ equity (adjustment)	24	29	37	42	-

ROCE	43%	55%	51%	42%

Total Capex	10	1	5.1	1.0	17
1. property and equipment	6	1	2.5	-	10
2. construction in progress	-	-	2.6	1.0	4
3. land use right	4	-	-	-	4
4. proprietary technologies	-	-	-	-	-

Ending balance	19	23	21	19
1. cash and cash equivalents	-	-	-	1
2. inventories	1	1	1	1
3. deposits and prepaid expenses	9	11	6	8
4. account receivable	9	11	12	8
5. other receivables	-	1	1	1
6. account payables and accrued expenses	-	-	-	-	-
7. short term loan	-	-	-	-	-
8. other payables	-	-1	-	-	-

Total increase of wc	2	4	-2	-2	2

Total capex and increase of wc	12	5	3	-1	19

Free Cash Flow (FCF)	-1	1	6	6	13

Net Debt	-	-	-	-	-

E.8. HSA (the Hunan fertilizer Operation)

	2013	2014	2015	2016Q1-3	Total

Sale of goods	12	20	20	16	68

Cost of goods sold	7	11	12	9	39

EBITDA	4	7	7	5	23

Depreciation & amortization	1	1	1.48	1.11	5

Net income attributable to SIAF & subsidiaries	2	5	4	1.90	13

Non - controlling interest	1	1	1	0.90	4

Net Incomes of the group	3	6	5	3.75	17

Total Assets	76	99	115	115

Current assets	11	30	32	29

Total liabilities	6	5	4	2

Current liabilities	6	5	4	1

Capital employed	70	94	111	114

Total stockholders’ equity	70	94	111	113
Internal transaction adjustment	-69	-87	-99	-97
Total stockholders’ equity (adjustment)	1	7	12	16

ROCE	2%	9%	10%	8%

Total Capex	16	8	13	10	47
1. property and equipment	4	12	6	-	22
2. construction in progress	12	-4	7	10	25
3. land use right	-	-			-
4. proprietary technologies	-	-			-

Ending balance	5	25	29	28
1. cash and cash equivalents	-	-	-	0
2. inventories	-	14	15	15
3. deposits and prepaid expenses	6	5	5	5
4. account receivable	4	10	12	8
5. other receivables	1	1	1	1
6. account payables and accrued expenses	-5	-4	-4	-1
7. short term loan	-	-	-	-
8. other payables	-1	-1	-	-

Total increase of wc	-6	20	4	-1	17

Total capex and increase of wc	10	28	17	9	64

Free Cash Flow (FCF)	-6	-21	-10	-4	-41

Net Debt	-	-	-	-

Summary of Cashflow of each segments and the Group:

9 months 2016
9M 2016 (USD M)	CA + TRW	SJAP	HSA	MEIJI	JHST	SIAF	Eliminations	Group
Net income for the period	29	30	4	3	5	-3		67.7
Reconciliation of net income to net cash from ops.
Depreciation	0.4	1.5	0.7	0.2	0.5	0.08		3.4
Amortization	0.3	0.07	0.4	0.2	0.3	0.07		1.5
Common stock issued for services	-	-	-	-	-	-		-
Gain on extinguishment of debts	-	-	-	-	-	2		2.4
Other amortized cost	-	-	-	-	-	3		2.5
Cash flow from op. activities before change in WC	30	32	5	3	6	2	-	77.4
Change in inventories	-3	-3	0	0	0	4		-2.2
Change in costs and estimated earnings in excess	-	-	-	-		-		-0.3
of billings on uncompleted contacts	-	-	-	-		-		-
Change in deposits and prepaid expenses	-2	1	-	-2	-2	-7	2	-9.2
Change in due to a director	-	-	-	-	-	0.30		0.3
Change in accounts payable and accrued expenses	4	1	-3	0	0	3		5.7
Change in other payables	-6.0	0.5	-	-	-	14.7	5	14.6
Change in accounts receivable	-10	0	4	9	4	-8		-0.1
Increase (decrease) in billings in excess of costs and estimated	-7	-	-	-	-	-		-7.1
Change in other receivables	-5	-5	-	-	-	-4	-3	-17.2
Change in working capital	-30	-5	1	7	2	4	4.9	-15.4
Net cash provided by operating activities	-	27	6	11	8	6	4.9	62.1

Purchases of plant and equipment	-	-8	-	-	-	-1		-9.8
Investment in unconsolidated equity investee	-	-0.15	-	-	-	-		-0.2
Payment for construction in progress	-8	-21	-10	-	-1	-3	-5	-47.8
Net cash used in investing activities	-8.0	-30.0	-9.7	-	-0.7	-4.4	-4.9	-57.8
short term debts repaid	-	-3.8	-	-	-	-		-3.8
short term debts raised	-	6.7	-	-	-	-		6.7
Long term debts repaid	-	-0.8	-	-	-	-		-0.8
convertible note repaid through director account	-		-	-	-	-8		-7.7
Net cash from financing activities	-	2.1	-	-	-	-7.7	-	-5.6

Effects on exchange rate changes on cash	0.20	1.48	0.82	0.29	0.35	-		3.1
Change in cash and cash equivalents	-7.9	0.3	-3.0	10.8	7.5	-5.8	-0.0	1.8
Cash and cash equivalents, beginning of period	4.66	2.13	0.02	0.02	0.02	0.38		7.2
Cash and cash equivalents, end of period	5.15	2.48	0.25	0.02	0.78	0.37		9.1

2016.01-09 SIAF CAPEX
	SIAF	CA + TRW	MEIJI	JHST	HSA	SJAP	Group
1. property and equipment	1	0	0	0	0	8	9
2. construction in progress	3	8	0	1	10	21	43
3. land use right	0	0	0	0	0	0	0
4. proprietary technologies	0	0	0	0	0	0	0

Total Capex	4	8	0	1	10	29	52

Note: SJAP’s construction in progress included work carried out on its 20,000 MT fully computerized automatic loading and discharging cold storage, live cattle ramps and holding bays, meat packing facilities, incoming and outgoing goods discharging station and various marketing outlets and associated infrastructure work etc.

Progress information on the Carve-out exercises:

The fundamental aim of a carve-out spin-of (COSO) is to provide a foundation for a successful sector of a company to establish its own Board of Directors, provide audited financial statements strictly focused on its operational performance, all in effort to attain a “truer” valuation, both intrinsically and subsequently reflected in its market value, once listed. Sino Agro Food, Inc.’s (SIAF) role / main goal then becomes one of offering strategic support and as a purveyor seeking financial as well as other resources necessary for the COSO to succeed.

In this respect, the Company (SIAF) is seeking to derive the greatest return to its shareholders by (i) issuing a substantial portion of its holdings in the COSO to SIAF shareholders of record prior to the COSO IPO, and (ii) providing pre-IPO investors an opportunity to buy into the COSO to help establish / solidify a pre-IPO market valuation to levels at 3 to 4 times the COSO NTA, which is projected to provide a market valuation range at 12 to 16 times earnings.

SIAF expects its holdings retained in each COSO as well as COSO shares distributed-to / held-by SIAF shareholders to result in a higher return on investment than currently or possibly even potentially provided under current conditions along with systemic headwinds experienced by SIAF over the last five years.

That said, much work and time continues to be required on several fronts simultaneously to achieve these ends. The Company continues to invite constructive criticism and suggestions as it moves these exercises forward, yet, respectfully request shareholders to contact Company representatives for answers to their questions before drawing incomplete or incorrect conclusions.

(A). Aquaculture project

This aquaculture project is requiring the acquisition of all fishery farms (inclusive FF(1), PF(1), PF(2), PF(3) & PF(4) of the mega prawn farm development in Zhongshan) aiming at total production and sales to reach 70,000 MT by year 2019 with its pre-IPO corporate structure as shown in table below:

Notes: An auditor to review financial projections has been appointed and corresponding work will be carried out as soon as said China work and restructuring work have be completed.

Below tables show some of the interest information of Triway’s fishery activities:

(B). Beef & Cattle Project and other carve-out projects

The Company is on schedule with SJAP on its Carve-out exercise and subsequent listing on the Chinese National Exchange and Quotation Board (NEEQ). The Company’s IR firm will soon initiate periodic updates to shareholders on milestones, as they occur.

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

The Company had appointed a US tax professional to assist in filing income tax returns with the IRS in July, 2016 for the years ended December 31, 2007 through December 31, 2013 in compliance with US Treasury Internal Revenue Service Code. The income tax return for 2015 is expected to be filed during calendar year 2016.

At the same time, The Company has reviewed its tax position with the assistance of a US tax professional and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HAS, QZH and SJAP since they are exempt from EIT for the nine months ended September 30, 2016 and 2015 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the nine months ended September 30, 2016 and 2015.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the nine months ended September 30, 2016 and 2015.

No Swedish Corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the nine months ended September 30, 2016.

No deferred tax assets and liabilities are payable as of September 30, 2016 and December 31, 2015 since there was no difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of September 30 2016, unrestricted cash and cash equivalents amounted to $9,052,566 (see notes to the consolidated financial statements), and our working capital as of September 30, 2016 was $349,171,625.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	7,357,739
Long Term Debts		728,514
Promissory Notes		6,369,950
Negotiable promissory notes	885,997
Due to debts loan		13,052,702
Convertible note payables			23,496,718

As of September 30, 2016, our total long-term debts are as follows:

Cash provided by operating activities amounted to $62,060,468 for Q1-3 2016. This compares with cash provided by operating activities totaled $36,664,893 for Q1-3 2015. The increase in cash flows provided by operating activities resulted primarily from the decrease of accounts receivable of $(84,654) for Q1-3 2016 from $(24,754,751) for Q1-3 2015.

Cash used in investing activities totaled $(57,758,296) for Q1-3 2016. This compares with cash used in investing activities totaling $(44,544,161) for Q1-3 2015. The increase in cash flows used in investing activities resulted primarily from payment for construction of $(47,834,113) for Q1-3 2016 from $(40,594,640) for Q1-3 2015.

Cash provided by financing activities totaled $(5,611,449) for Q1-3 2016. This compares with cash provided by financing activities totaling $9,765,852 for Q1-3 2015. The decrease cash used in financing activities due to (i) for Convertible notes repaid of $ (7,676,760); and (ii) net proceeds from negotiable promissory notes of $0 for Q1-3 2016 from $3,540,000 for Q1-3 2015.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the nine months ended September 30, 2016 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the nine months ended September 30, 2016 results are for the months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $2,988, $1,260, $17,272 and $9,952 for the three months and the nine months ended September 30, 2016 and 2015, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $382,596, $712,614, $1,163,547 and $1,421,458 for the three months ended and the nine months ended September 30, 2016 and 2015, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0, $549,020, $0 and $549,020 for the three months ended and the nine months ended September 30, 2016 and 2015, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the nine months ended September 30, 2016 or September 30, 2015.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2016 and December 31, 2015, the Company determined no impairment losses were necessary.

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

For the three months ended September 30, 2016 and 2015, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.04 and $1.14 respectively. For the three months ended September 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.95 and $1.14, respectively.

For the nine months ended September 30, 2016 and 2015, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $2.45 and $3.02 respectively. For the nine months ended September 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $2.24 and $3.02, respectively.

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

For the nine months ended September 30, 2015

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2015 and December 31, 2014 were translated at RMB6.36 to $1.00 and RMB6.15 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September. 30, 2015 and September 30, 2014 were RMB6.17 to $1.00 and RMB6.15 to $1.00, respectively.

For the nine months ended September 30, 2016

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2016 and December 31, 2015 were translated at RMB6.68 to $1.00 and RMB6.36 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2016 and September 30, 2015 were RMB6.58 to $1.00 and RMB6.17 to $1.00, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2016 or December 31, 2015, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2016 or 2015.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

During the 3 months period ended September 30, 2016, we issued 1,191,537 shares out of which 1,191,537 shares were issued as security for a working capital trading facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

November 14, 2016	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 14, 2016	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer)

November 14, 2016	By:	/s/ Daniel Ritchey
Daniel Ritchey
Chief Financial Officer
(Principal Financial Officer)

November 14, 2016	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Marketing Officer and Director

November 14, 2016	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary and Director

November 14, 2016	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

November 14, 2016	By:	/s/ Nils Erik Sandberg
Nils Erik Sandberg
Director

November 14, 2016	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Director

November 14, 2016	By:	/s/ SOH LIM CHANG
Soh Lim Chang
Director

- 55 -