Form 10-Q/A
period 2016-09-30
Sino Agro Food, Inc.
filed 2017-03-16
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Form 10-Q for the quarter ended September 30, 2016 as filed on November 14, 2016 (the “Original Filing”) to correct certain inadvertent errors appearing under "Non-current Assets held for Sale", and furthermore, on the balance sheet, and statement of cash flows. In addition, the registrant has determined to restate its balance sheets and statements of income and other comprehensive income for the fiscal years ending December 31, 2015 as filed on March 30, 2016 (the "Original Filing"), and December 31, 2014 as filed on March 31, 2015 (the "Original Filing"). The audit report reflects this restatement.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on November 14, 2016 and amended on March 16, 2017. We are amending and restating our financial statements to:

•	restate Consolidated Balance Sheet to reflect Non-current assets held for sale

•	restate Consolidated Statements of Income and Other Comprehensive Income to separate Net income from continuing and Net income From Discontinued Operations.

•	restate Segment Information - note (3) to separate Net income from Continuing and Net income from Discontinued operations.

•	restate Earnings Per Share - note (29) to reflect earnings per share from continued and discontinued operations and earnings per share from continued operations.

•	restate Plant and Equipment as certain plant and equipment - note (11) have been reclassified as Non- Assets Held for Sale

•	add Non-Current Assets Held for Sale- note (12) for more disclosure

•	add Net Income From Discontinued operations note (5) for more disclosure

•	add Subsequent Event - note (30) to disclose deemed disposal of subsidiaries, TRW and JFD

•	revise Consolidated Statements of Cash

/s/ECOVIS David Yeung Hong Kong

Hong Kong
November 14, 2016

Amended on March 16, 2017

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		September 30, 2016	December 31, 2015
		(Unaudited)	(Audited)
	Note	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	6	$9,052,566	$7,229,197
Inventories	7	65,055,856	62,848,707
Costs and estimated earnings in excess of billings on uncompleted contracts	21	1,557,713	1,306,885
Deposits and prepayments	8	95,334,913	83,811,929
Accounts receivable, net of allowance for doubtful accounts	9	135,759,072	135,674,418
Other receivables	10	74,123,074	59,780,587
Total current assets		380,883,194	350,651,723
Plant and equipment
Plant and equipment, net of accumulated depreciation	11	101,984,289	95,238,410
Non-current assets held for sale	12	8,381,108	9,020,669
Construction in progress	13	115,771,608	72,788,769
Land use rights, net of accumulated amortization	14	55,868,376	58,485,675
Total plant and equipment		282,005,381	235,533,523
Other assets
Goodwill	15	724,940	724,940
Proprietary technologies, net of accumulated amortization	16	10,293,472	10,784,358
Investment in unconsolidated equity investee	17	149,745	-
Long term investment	18	748,727	769,941
Temporary deposits paid to entities for investments in Sino joint venture companies	19	41,109,708	41,109,708
Total other assets		53,026,592	53,388,947

Total assets		$715,915,167	$639,574,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$15,095,032	$9,345,559
Billings in excess of costs and estimated earnings on uncompleted contracts	21	1,647,280	8,700,706
Due to a director		566,283	211,247
Other payables	22	6,159,238	4,792,579
Borrowings - Short term bank loan	23	7,357,739	4,466,040
Negotiable promissory notes	24	885,997	865,968
		31,711,569	28,382,099

Non-current liabilities
Other payables	22	19,422,652	4,797,332
Borrowings - Long term debts	23	728,514	1,554,902
Convertible note payables	24	23,496,718	34,904,739
		43,647,884	41,256,973

Commitments and contingencies	29	-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 and 100 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	26	$-	$-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	26	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	26	-	-
Common stock: $0.001 par value (22,727,273 shares authorized, 21,456,859 and 20,133,757 shares issued as of September 30, 2016 and December 31, 2015, respectively)	26	21,457	20,134
Additional paid - in capital		150,788,947	142,882,173
Retained earnings		388,312,091	339,616,638
Accumulated other comprehensive income		(2,584,868)	1,427,638
Treasury stock	26	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		535,287,627	482,696,583
Non - controlling interest		105,268,087	87,238,538
Total stockholders' equity		640,555,714	569,935,121
Total liabilities and stockholders' equity		$715,915,167	$639,574,193

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Note	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)	(Restated)	(Restated)	(Restated)
Continuing operations
Revenue
- Sale of goods		$88,280,225	$67,432,650	$207,057,021	$188,663,207
- Consulting and service income from development contracts		23,062,838	28,406,973	54,727,215	66,120,235
- Commission and management fee		314,517	226,585	1,049,199	1,250,656
	3	111,657,580	96,066,208	262,833,435	256,034,098
Cost of goods sold	3	(69,021,740)	(52,119,984)	(158,360,354)	(142,858,398)
Cost of services	3	(12,450,460)	(17,151,938)	(35,377,800)	(40,468,368)

Gross profit		30,185,380	26,794,286	69,095,281	72,707,332
General and administrative expenses		(4,741,193)	(3,687,098)	(12,368,561)	(13,114,628)
Net income from operations		25,444,187	23,107,188	56,726,720	59,592,704
Other income (expenses)

Government grant		1,305,147	746,929	1,617,615	888,770

Other income		-	-	210,929	152,467

Interest expense		(1,013,094)	(1,328,617)	(3,155,277)	(3,438,220)
Net income (expenses)		292,053	(581,688)	(1,326,733)	(2,396,983)

Net income (expenses) before income taxes		25,736,240	22,525,500	55,399,987	57,195,721
Provision for income taxes	4	-	-	-	-

Net income		25,736,240	22,525,500	55,399,987	57,195,721
Less: Net (income) loss attributable to non - controlling interest		(7,211,538)	(5,726,422)	(18,171,791)	(17,500,331)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries		18,524,702	16,799,078	37,228,196	39,695,390
Discontinued operations
Net income from discontinued operations	5	2,900,128	5,191,084	12,288,230	16,262,342
Less: Net (income) loss attributable to non - controlling interest		(132,353)	(468,062)	(820,973)	(1,370,589)
Net income of discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		2,767,775	4,723,022	11,467,257	14,891,753
Net income attributable to the Sino Agro Food, Inc. and subsidiaries		21,292,477	21,522,100	48,695,453	54,587,143
Other comprehensive income (loss) Foreign currency translation gain (loss)		(1,793,042)	(4,635,528)	(4,975,721)	(3,847,123)
Comprehensive income		19,499,435	16,886,572	43,719,732	50,740,020
Less: other comprehensive (income) loss attributable to the non - controlling interest		226,668	(643,103)	963,215	(782,411)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$19,726,103	$16,243,469	$44,682,947	$49,957,609

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
-from continuing and discontinued operations
Basic	31	$1.04	$1.14	$2.45	$3.02
Diluted	31	$0.95	$1.14	$2.24	$3.02

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
-from continued operations
Basic	31	$0.91	$0.89	$1.87	$2.19
Diluted	31	$0.83	$0.89	$1.72	$2.19

Weighted average number of shares outstanding:

Basic		20,376,225	18,822,876	19,900,082	18,089,629
Diluted		22,754,892	18,822,876	22,434,847	18,089,629

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income for the period	$
-Continuing operations	55,399,987	57,195,721
-Discontinued operations	12,288,230	16,262,342
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	3,406,801	2,145,020
Amortization	1,483,625	1,513,426
Common stock issued for services and employee compensation	2,354,153	1,940,294
Other amortized cost	2,509,296	2,830,201
Changes in operating assets and liabilities:
Increase in inventories	(2,207,149)	(5,165,922)
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	(250,828)	(1,306,885)
Increase in deposits and prepaid expenses	(9,202,525)	(1,824,342)
Increase in due to a director	299,243	1,645,472
Increase (decrease) in accounts payable and accrued expenses	5,749,473	(1,677,511)
Increase in other payables	14,573,279	4,476,860
Increase in accounts receivable	(84,654)	(24,754,751)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(7,053,426)	(4,186,100)
Increase in other receivables	(17,205,037)	(12,428,932)
Net cash provided by operating activities	62,060,468	36,664,893
Cash flows from investing activities
Purchases of property and equipment and non-current assets held for sale	(9,773,377)	(3,949,521)
Investment in unconsolidated equity investee	(150,806)	-
Payment for construction in progress	(47,834,113)	(40,594,640)
Net cash used in investing activities	(57,758,296)	(44,544,161)
Cash flows from financing activities
Short term bank loan repaid	(3,849,707)	(4,085,635)
Short term bank loan raised	6,738,544	-
Long term debts repaid	(823,526)	-
Series F Non-convertible preferred stock redemption	-	(3,146,063)
Director reimbursement for cash originally deposited in due to a director
- Convertible notes repaid	(7,676,760)	-
- Net proceeds from convertible notes payable	-	13,367,550
- Net proceeds from negotiable promissory notes	-	3,540,000
Net cash (used in) provided by financing activities	(5,611,449)	9,675,852
Effects on exchange rate changes on cash	3,132,646	4,723,149
Increase in cash and cash equivalents	1,823,369	6,519,733
Cash and cash equivalents, beginning of period	7,229,197	3,031,447
Cash and cash equivalents, end of period	$9,052,566	$9,551,180

Supplementary disclosures of cash flow information:
Cash paid for interest	$224,059	$504,846
Cash paid for income taxes	$-	$-
Non - cash transactions
Series B convertible preferred stock converted into common stock	$-	$7,000
Common stock issued for services and employee compensation	$7,963,889	$726,362
Common stock purchased back for cancellation	$(5,820,000)	$-
Common stock issued to decimal stockholders for rounding up shares holding	$-	$2,772,281
Common stock issued to secure debts loan	$5,764,207	$9,496,665
Transfer to plant and equipment from construction in progress	$1,443,313	$12,992,628
Transfer to plant and equipment from deposits and prepayments	$1,350,000	$9,323
Reverse split adjustment	$-	$5,639
Proceeds from convertible bond payables applied to investing and financing activities	$-	$17,823,400

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

2.27	NON-CURRENT ASSETS HELD FOR SALE AND DISCONTINUED

The Company classifies non-current assets and disposal groups as held for sale if their carrying amounts will be recovered principally through a sale rather than through continuing use. Such non-current assets and disposal groups classified as held for sale are measured at the lower of their carrying amount and fair value less costs to sell. The criteria for held for sale classification is regarded as met only when the sale is highly probable and the asset or disposal group is available for immediate sale in its present condition. Property and equipment are not depreciated once classified as held for distribution. Assets and liabilities classified as held for sale are presented separately as current items in the consolidated balance sheets. A disposal group qualifies as discontinued operation if it is a component of an entity that either has been disposed of, or is classified as held for sale, and:

•	represents a separate major line of business or geographical area of operations

•	is part of a single co-ordinated plan to dispose of a separate major line of business or geographical area of operations, or

•	is a subsidiary acquired exclusively with a view to resale

Discontinued operations are excluded from the results of continuing operations and are presented as a single amount as profit or loss after tax from discontinued operations in the consolidated statement of income and other comprehensive income.

2.28	INCOME TAXES

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	POLITICAL AND BUSINESS RISK

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

2.30	CONCENTRATION OF CREDIT RISK

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.31	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

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

2.32	EARNINGS PER SHARE

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

For the three months ended September 30, 2016 and 2015, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.04 and $1.14, respectively. For the three months ended September 30, 2016 and 2015, diluted earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.95 and $1.14, respectively.

For the three months ended September 30, 2016 and 2015, basic earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $0.91 and $0.89, respectively. For the three months ended September 30, 2016 and 2015, diluted earnings per share from continuing operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.83 and $0.89, respectively.

For the nine months ended September 30, 2016 and 2015, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $2.45 and $3.02, respectively. For the six months ended September 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $2.24 and $3.02, respectively.

For the nine months ended September 30, 2016 and 2015, basic earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.87 and $2.19, respectively. For the six months ended September 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $1.72 and $2.19, respectively.

2.33	ACCUMULATED OTHER COMPREHENSIVE INCOME

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

2.34	RETIREMENT BENEFIT COSTS

P.R.C. state managed retirement benefit programs are defined contribution plans and the payments to the plans are charged as expenses when employees have rendered service entitling them to the contribution made by the employer.

2.35	STOCK-BASED COMPENSATION

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.36	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

2.37	NEW ACCOUNTING PRONOUNCEMENTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.37	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in consolidated financial statements. The Company operates in five principal reportable segments: Fishery Development Division, HU Plantation Division, Organic Fertilizer and Bread Grass Division, Cattle Farm Development Division and Corporate and Others Division. On October 5, 2016, (i) Jiang Men City A Power Fishery Development Co., Limited (“JFD”) and Tri- Way Industries Limited (“TRW’), part of Fishery Division, were disposed from the Company; and (ii). Capital Award Inc. (“CA”), part of Fishery Development Division, ceased its income from sale of goods - fishery since December 31, 2016. Fishery development division - sale of goods was treated as discontinued division. No geographic information is required as all revenue and assets are located in the P.R.C.

For the three months ended September 30, 2016
	Continuing					Discontinued
	operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$23,377,355	$6,692,140	$48,697,145	$9,658,454	$23,232,486	$12,460,878	$124,118,458

Net income (loss)	$10,191,548	$2,479,488	$5,833,910	$1,060,267	$(1,040,511)	$2,767,775	$21,292,477

Total assets	$164,123,917	$49,180,420	$350,422,450	$36,538,577	$107,268,695	$8,381,108	$715,915,167

For the three months ended September 30, 2015
	Continuing					Discontinued
	operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$28,633,558	$7,375,393	$40,358,733	$9,636,919	$10,061,605	$28,600,191	$124,666,399

Net income (loss)	$10,135,999	$3,532,872	$4,207,421	$921,276	$(1,998,490)	$4,723,022	$21,522,100

Total assets	$133,282,232	$58,195,820	$303,489,428	$36,149,206	$85,624,327	$9,020,669	$625,761,682

For the nine months ended September 30, 2016
	Continuing					Discontinued
	operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$55,776,414	$12,194,399	$124,003,741	$21,555,101	$49,303,780	$57,480,332	$320,313,767

Net income (loss)	$19,838,145	$3,611,696	$15,989,599	$2,121,686	$(4,332,930)	$11,467,257	$48,695,453

Total assets	$164,123,917	$49,180,420	$350,422,450	$36,538,577	$107,268,695	$8,381,108	$715,915,167

For the nine months ended September 30, 2015
	Continuing					Discontinued
	operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$63,584,917	$11,568,406	$122,162,504	$27,424,589	$31,293,682	$74,962,479	$330,996,577

Net income (loss)	$23,067,250	$4,482,153	$14,599,210	$1,895,794	$(4,349,017)	$14,891,753	$54,587,143

Total assets	$133,282,232	$58,195,820	$303,489,428	$36,149,206	$85,624,327	$9,020,669	$625,761,682

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Note

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended September 30, 2016
	Continuing					Discontinued
	operation					operation
			Organic
	Fishery		Fertilizer and	Cattle Farm		Fishery
	Development	HU Plantation	Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$12,460,878	$12,460,878

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	6,692,140	-	-	-	-	6,692,140

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,248,212	-	-	-	5,248,212

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	14,054,405	-	-	-	14,054,405

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	29,394,528	-	-	-	29,394,528

Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,658,454	-	-	9,658,454

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	23,232,486	-	23,232,486

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	23,062,838	-	-	-	-	-	23,062,838

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-	-

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	314,517	-	-	-	-	-	314,517

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-
	$23,377,355	$6,692,140	$48,697,145	$9,658,454	$23,232,486	12,460,878	$124,118,458

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the three months ended September 30, 2015
	Continuing					Discontinued
	operation					operation
			Organic
	Fishery		Fertilizer and	Cattle Farm		Fishery
	Development	HU Plantation	Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Division	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$28,600,191	$28,600,191

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	7,375,393	-	-	-	-	7,375,393

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,871,273	-	-	-	4,871,273

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	21,284,622	-	-	-	21,284,622

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	14,202,838	-	-	-	14,202,838

Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,636,919	-		9,636,919

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	10,061,605	-	10,061,605

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	28,406,973	-	-	-	-	-	28,406,973

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-	-

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	226,585	-	-	-	-	-	226,585

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-
	$28,633,558	$7,375,393	$40,358,733	$9,636,919	$10,061,605	$28,600,191	$124,666,399

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the nine months ended September , 2016
	Continuing					Discontinued
	operation					operation
			Organic
	Fishery		Fertilizer and	Cattle Farm		Fishery
	Development	HU Plantation	Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$57,480,332	$57,480,332

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	12,194,399	-	-	-	-	12,194,399

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	15,561,982	-	-	-	15,561,982

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	35,484,854	-	-	-	35,484,854

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	72,956,905	-	-	-	72,956,905

Macau Eiji Company Limited (“MEIJI”)	-	-	-	21,555,101	-	-	21,555,101

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	49,303,780	-	49,303,780

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	54,727,215	-	-	-	-	-	54,727,215

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-	-

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-

Commission and management fee
Capital Award, Inc. (“CA”)	1,049,199	-	-	-	-	-	1,049,199

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-
	$55,776,414	$12,194,399	$124,003,741	$21,555,101	$49,303,780	$57,480,332	$320,313,767

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	For the nine months ended September 30, 2015
	Continuing					Discontinued
	operation					operation
			Organic
	Fishery		Fertilizer and	Cattle Farm		Fishery
	Development	HU Plantation	Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$74,962,479	$74,962,479

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	11,568,406	-	-	-	-	11,568,406

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	13,962,447	-	-	-	13,962,447

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	65,109,790	-	-	-	65,109,790

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	43,090,267	-	-	-	43,090,267

Macau Eiji Company Limited (“MEIJI”)	-	-	-	27,424,589	-	-	27,424,589

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	27,507,708	-	27,507,708

Consulting and service income for development contracts
Capital Award, Inc. (“CA”)	62,334,261	-	-	-	-	-	62,334,261

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-	-

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,785,974	-	3,785,974

Commission and management fee
Capital Award, Inc. (“CA”)	716,588	-	-	-	-	-	716,588

Macau Eiji Company Limited (“MEIJI”)	534068	-	-	-	-	-	534068
	$63,584,917	$11,568,406	$122,162,504	$27,424,589	$31,293,682	74,962,479	$330,996,577

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended September 30, 2016
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$9,291,339	$9,291,339
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,009,881	-	-	-	-	3,009,881

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	3,063,392	-	-	-	3,063,392
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	9,710,033	-	-	-	9,710,033
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	23,542,313	-	-	-	23,542,313
Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,119,428	-	-	9,119,428
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	20,576,693	-	20,576,693
	$-	$3,009,881	$36,315,738	$9,119,428	$20,576,693	$9,291,339	$78,313,079

COST OF SERVICES

	For the three months ended September 30, 2016
	Continuing					Discontinued
	operations					operations
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm	Corporate	Fishery
	Development	Plantation	Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total
Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$12,450,460	$-	$-	$-	$-	$-	$12,450,460

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-	-
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-
	$12,450,460	$-	$-	$-	$-	$-	$12,450,460

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the three months ended September 30, 2015
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$23,144,284	$23,144,284
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,447,904	-	-	-	-	2,447,904

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,955,147	-	-	-	2,955,147
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	17,967,937	-	-	-	17,967,937
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	10,809,198	-	-	-	10,809,198
Macau Eiji Company Limited (“MEIJI”)	-	-	-	8,996,149	-	-	8,996,149
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	8,943,649	-	8,943,649
	$-	$2,447,904	$31,732,282	$8,996,149	$8,943,649	$23,144,284	$75,264,268

COST OF SERVICES

	For the three months ended September 30, 2015
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total
Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$17,151,938	$-	$-	$-	$-	$-	$17,151,938

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-	-
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-
	$17,151,938	$-	$-	$-	$-	$-	$17,151,938

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the nine months ended September 30, 2016
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$44,401,078	$44,401,078
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	5,664,598	-	-	-	-	5,664,598

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	9,373,214	-	-	-	9,373,214
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	23,879,210	-	-	-	23,879,210
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	55,598,165	-	-	-	55,598,165
Macau Eiji Company Limited (“MEIJI”)	-	-	-	20,392,263	-	-	20,392,263
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	43,452,904	-	43,452,904
	$-	$5,664,598	$88,850,589	$20,392,263	$43,452,904	$44,401,078	$202,761,432

COST OF SERVICES

	For the three months ended September 30, 2016
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total
Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$35,377,800	$-	$-	$-	$-	$-	$35,377,800

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-	-
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-
	$35,377,800	$-	$-	$-	$-	$-	$35,377,800

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the nine months ended September 30, 2015
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total
Name of entity
Sale of goods
Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$57,904,256	$57,904,256
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,592,659	-	-	-	-	3,592,659

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	8,187,619	-	-	-	8,187,619
Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	49,816,505	-	-	-	49,816,505
Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	31,225,451	-	-	-	31,225,451
Macau Eiji Company Limited (“MEIJI”)	-	-	-	26,121,572	-	-	26,121,572
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	23,914,592	-	23,914,592
	$-	$3,592,659	$89,229,575	$26,121,572	$23,914,592	$57,904,256	$200,762,654

COST OF SERVICES

	For the nine months ended September 30, 2015
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total
Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$39,063,555	$-	$-	$-	$-	$-	$39,063,555

Macau Eiji Company Limited (“MEIJI”)	-	-	-	-	-	-	-
Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,404,813	-	1,404,813
	$39,063,555	$-	$-	$-	$1,404,813	$-	$40,468,368

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

5.	NET INCOME FROM DISCONTINUED OPEARTIONS

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of US$238.32 million from respective third parties and the master technology license at fair value of US$30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in the consolidated statement of profit and loss account of the Company for the year ended December 31, 2016. On October 1, 2016, SIAF took all assets and liabilities of TRW and JFD except plant and equipment - fish farm.

Prior to loss of control over TRW group, the Fishery Development Division represented a separate business segment. On October 5, 2016, (i) Jiang Men City A Power Fishery Development Co., Limited (“JFD”) and Tri- Way Industries Limited (“TRW”), part of Fishery Division, were disposed from the Company; and (ii) Capital Award Inc. (“CA”), part of Fishery Development Division, ceased its income from sale of goods - fishery since October 5, 2016. As a result, Fishery Development Division - sale of goods was treated as discontinued operations. The post-tax result of the Fishery Development Division has been disclosed as a discontinued operation in the consolidated statements of income and comprehensive income. Loss of control over TRW and JFD were not subject to business tax of PRC and income tax of PRC and Hong Kong.

Net income from discontinued operations

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue
Sale of goods	$12,460,878	$28,600,191	$57,480,332	$74,962,479
Cost of sales	(9,291,339)	(23,144,284)	(44,401,078)	(57,904,256)
Gross profit	3,169,539	5,455,907	13,079,254	17,058,223

General and administrative expenses	(270,028)	(264,824)	(791,347)	(795,407)
Net income from operations	2,899,511	5,191,083	12,287,907	16,262,816
Interest income/(expenses)	617	1	323	(474)
Net income from discontinued business	2,900,128	5,191,084	12,288,230	16,262,342
Provision for income taxes	-	-	-	-
Net income from discontinued operations	2,900,128	5,191,084	12,288,230	16,262,342
Less: Net income attributable to the non-controlling interest	(132,353)	(468,062)	(820,973)	(1,370,589)
Net income from discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries	$2,767,775	$4,723,022	$11,467,257	$14,891,753

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2016	2015

Cash and bank balances	$9,052,566	$7,229,197

7.	INVENTORIES

As of September 30, 2016, inventories are as follows:

	September 30,	December 31,
	2016	2015

Sleepy cods, prawns, eels and marble goby	$6,440,964	$4,053,458
Beef and mutton	11,072,408	14,593,458
Bread grass	2,812,207	1,207,260
Beef cattle	5,196,769	5,026,404
Organic fertilizer	14,914,208	10,815,983
Forage for cattle and consumable	10,069,223	10,328,365
Raw materials for bread grass and organic fertilizer	13,237,259	15,440,348
Immature seeds	1,312,818	1,383,431
	$65,055,856	$62,848,707

8.	DEPOSITS AND PREPAYMENTS

	September 30,	December 31,
	2016	2015

Deposits for
- purchases of equipment	$6,975,629	$4,963,245
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	21,117,003	19,948,867
- aquaculture contracts	2,261,538	4,340,741
- consulting service providers and others	8,632,259	9,197,796
- construction in progress	21,504,658	20,243,172
- issue of shares as collateral	11,281,100	11,281,100
Prepayments - debts discounts and others	14,216,699	9,919,126
Shares issued for employee compensation and overseas professional and bond interest	5,972,917	544,772
	$95,334,913	$83,811,929

9.	ACCOUNTS RECEIVABLE

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

Aging analysis of accounts receivable is as follows:

	September 30, 2016	December 31, 2015

0 - 30 days	$58,366,544	$49,190,282
31 - 90 days	33,586,820	29,280,990
91 - 120 days	29,650,113	19,838,792
over 120 days and less than 1 year	14,155,595	37,364,354
over 1 year	-	-
	$135,759,072	$135,674,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	OTHER RECEIVABLES

	September 30, 2016	December 31, 2015

Advanced to employees	$452,154	$169,369
Advanced to suppliers	13,342,763	8,052,235
Advanced to customers	32,328,157	20,696,433
Advanced to developers	28,000,000	28,000,000
Advanced to convertible bond holder	-	2,862,550
	$74,123,074	$59,780,587

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered friendly loan agreements with suppliers, customers and developers to assist them to procure project loans.

11.	PLANT AND EQUIPMENT

	September 30, 2016	December 31, 2015

Plant and machinery	$5,993,854	$5,889,915
Structure and leasehold improvements	81,175,169	80,772,440
Mature seeds and herbage cultivation	23,249,165	14,122,937
Furniture and equipment	146,690	128,639
Motor vehicles	926,511	790,434
	111,491,389	101,704,365

Less: Accumulated depreciation	(9,507,100)	(6,465,955)
Net carrying amount	$101,984,289	$95,238,410

Depreciation expense was $1,142,872, $538,147, $3,406,801 and $2,145,020 for the three months ended and the nine months ended September 30, 2016 and 2015, respectively.

12.	NON-CURRENT ASSETS HELD FOR SALE

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended 31 December 2016. As a result, property and equipment of TRW and JFD was reclassified as non-current assets held for sale

	September 30, 2016	December 31, 2015

Structure and leasehold improvements	$8,190,474	$8,763,294
Furniture and equipment	190,634	257,375
Net carrying amount	$8,381,108	$9,020,669

13.	CONSTRUCTION IN PROGRESS

	September 30, 2016	December 31, 2015

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$35,172,563	$26,158,968
- Oven room, road for production of dried flowers	3,743,636	3,079,766
- Organic fertilizer and bread grass production plant and office building	21,536,554	11,746,949
- Rangeland for beef cattle and office building	37,541,265	26,463,249
- Fish pond	17,777,590	5,339,837
	$115,771,608	$72,788,769

14.	LAND USE RIGHTS

Private ownership of agricultural land is not permitted in the P.R.C. Instead, the Company has leased seven lots of land. The cost of the first lot of land use rights acquired in 2007 in Guangdong Province, the P.R.C. was $6,408,289 and consists of 180.26 acres with the lease expiring in 2067. The cost of the second lot of land use rights acquired in 2008 in Guangdong Province, the P.R.C. was $764,128, which consists of 31.84 acres with the lease expiring in 2068. The cost of the third lot of land use rights acquired in 2011 was $12,040,571, which consists of 84.5 acres in Guangdong Province, the P.R.C. with the lease expires in 2037. The cost of the fourth lot of land use rights acquired in 2011 was $35,405,750 which consisted of 287.27 acres in the Hunan Province, the P.R.C. and the leases expire in 2051, 2054 and 2071. The cost of the fifth lot of land use rights acquired in 2012 was $528,240 which consisted of 21.09 acres in Qinghai Province, the P.R.C. and the lease expires in 2051. The cost of the sixth lot of land use rights acquired in 2013 was $489,904 which consisted of 6.26 acres in Guangdong Province, the P.R.C. and the lease expires in 2023. The cost of the seventh lot of land use rights acquired in 2014 was $4,453,665 which consisted of 33.28 acres in Guangdong Province, the P.R.C. and the lease expires in 2044.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	LAND USE RIGHTS (CONTINUED)

	September 30, 2016	December 31, 2015

Cost	$64,397,460	$65,961,071
Less: Accumulated amortization	(8,529,084)	(7,475,396)
Net carrying amount	$55,868,376	$58,485,675

Amount

Balance @1.1.2015	$69,428,143
Exchange difference	(3,467,072)
Balance @12.31.2015	65,961,071
Exchange difference	(1,563,611)
Balance @9.30.2016	$64,397,460

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

17.	INVESTMENT IN UNCONSOLIDATED EQUITY INVESTEE

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for $150,806.

	September 30,	December 31,
	2016	2015

Investment at cost	$149,745	$-
Share of post acquisition profits	-	-
	$149,745	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	LONG TERM INVESTMENT

	September 30, 2016	December 31, 2015

Investment in Huangyuan County Rural Credit Union	$748,727	$769,941
Less: Accumulated impairment losses	-	-
	$748,727	$769,941

19.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects		September 30,	December 31,
Investee	Engaged		2016	2015

A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center	*	1,032,914	1,032,914
B	Fish Farm 2 GaoQiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1	*	14,554,578	14,554,578
D	Prawn farm 2	*	9,877,218	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$41,109,708	$41,109,708

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

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

20.	VARIABLE INTEREST ENTITY

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	VARIABLE INTEREST ENTITY (CONTINUED)

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

The reasons for the QZH qualified as a VIE are as follows:

•	Originally, SJAP was sole stockholder of QZH, owned 100% equity interest in QZH and controlled directorship of QZH.

•	On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“ QQI ”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 86% and QQI owned 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings. As of September 30, 2016, the SJAP’s total investment in QZH was $4,645,487.

•	Consequently, the Company still indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s controlled QZH’s chief financial officer appointment. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	September 30, 2016	December 31, 2015

Costs	$12,673,293	$6,487,032
Estimated earnings	15,772,834	10,995,534
Less: Billings	(26,888,414)	(16,175,681)
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,557,713	$1,306,885

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	September 30, 2016	December 31, 2015

Billings	$10,423,613	$146,830,043
Less: Costs	(3,853,300)	(85,092,860)
Estimated earnings	(4,923,033)	(53,036,477)
Billing in excess of costs and estimated earnings on uncompleted contracts	$1,647,280	$8,700,706

(iii)	Overall

	September 30, 2016	December 31, 2015

Billings	$37,312,027	$163,005,724
Less: Costs	(16,526,593)	(91,579,892)
Estimated earnings	(20,695,867)	(64,032,011)
Billing in excess of costs and estimated earnings on uncompleted contracts	$89,567	$7,393,821

22.	OTHER PAYABLES

	September 30, 2016	December 31, 2015

Due to third parties	$5,417,998	$312,782
Due to debts loan	13,052,702	4,797,332
Promissory notes issued to third parties	6,369,950	2,200,000
Due to local government	741,240	2,279,797
	$25,581,890	$9,589,911

Less: Amount classified as non-current liabilities
Due to debts loan	(19,442,652)	(4,797,332)
Amount classified as current liabilities	$6,139,238	$4,792,579

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

(i)	The Company issued 1,191,537 shares of common stock ranging from $4.26 to $5.25 as collateral to secure debts loan of $8,255,370 from third party The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. All collateralized shares are non-cumulative without right to declared dividend in the future.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loans

Name of lender	Interest rate	Term	September 30, 2016		December 31, 2015

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	$619,195	^*	$616,333	^*
Huangyuan County Branch, Xining City, Qinghai Province, the P.R.C.
Da Tong National Development Rural Bank Limited		July 14,2016-May 28, 2017
	10%		6,738,544	^+	-
Da Tong County, Xining City, Qinghai Province, the P.R.C.
Agricultural Development Bank of China	4.785%	October 28, 2015 - October 27, 2016	-		3,849,707	^*
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
			$7,357,739		$4,466,040

Long term debts

Name of lender	Interest rate	Term	September 30, 2016		December 31, 2015

GanGuo Village Committee	12.22%	June 2012 - June 2017	$-		$169,387
Bo Huang Town
Huangyuan County,
Xining City, Qinghai Province, the P.R.C.

Agricultural Development Bank of China	6.4%	January 3, 2014 - December 17, 2018	1,347,709	^*#	2,001,848	^*#
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.
Less: The current portion reclassified as short term debts			(619,195)		(616,333)
			$728,514		$1,554,902

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.
*	secured by land use rights with net carrying amount of $436,253 (12.31.2015: $471,048). + secured by property and equipment with net carrying amount of $1,058,050 (12.31.2015; $ Nil) and land use rights with net carrying amount of $ 367,747 (12.31.2015: $Nil).
#	repayable $619,195 and $769,182 in 2017 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	NEGOTIABLE PROMISSORY NOTES

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

Lease expense was $74,416, $40,591, $226,524 and $121,773 for the three months and the nine months ended September 30, 2016 and 2015, respectively.

The future minimum lease payments as of September 30, 2016, are as follows:

Year ending December 31, 2016	$39,205
Thereafter	225,268
$264,473

28.	STOCK BASED COMPENSATION

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

29.	CONTINGENCIES

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

	Three months ended September 30, 2016	Three months ended September 30, 2015
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -Continuing and discontinued operations	$21,292,477	$21,522,100
-Continuing operations	$18,524,702	$16,799,078
Basic earnings per share -Continuing and discontinued operations	$1.04	$1.14
-Continuing operations	$0.91	0.89

Basic weighted average shares outstanding	20,376,225	18,822,876

	Three months ended September 30 2016	Three months ended September 30, 2015
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share -Continuing and discontinued operations	$21,292,477	$21,522,110
Convertible note interest	404,877	-
Net income used in computing diluted earnings per share	$21,697,354	$21,522,110

Diluted earnings per share	$0.95	$1.14

Basic weighted average shares outstanding	20,376,225	18,822,876

Add: weight average of common stock convertible from convertible note payable	2,378,667	-
Diluted weighted average shares outstanding	22,754,892	18,822,876

	Three months ended September 30, 2016	Three months ended September 30, 2015
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share -Continuing operations	$18,524,702	$16,799,078
Convertible note interest	404,877	-
Net income used in computing diluted earnings per share	$18,929,579	$16,799,078

Diluted earnings per share	$0.83	$0.89

Basic weighted average shares outstanding	20,376,225	18,822,876

Add: weight average of common stock convertible from convertible note payables	2,378,667	-
Diluted weighted average shares outstanding	22,754,892	18,822,876

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.	EARNINGS PER SHARE (CONTINUED)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -Continuing and discontinued operations	$48,695,453	$54,587,143
-continued operations	$37,228,196	$39,695,390
Basic earnings per share -Continuing and discontinued operations	$2.45	$3.02
-Continued operations	$1.87	$2.19

Basic weighted average shares outstanding	19,900,082	18,089,629

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$48,695,453	$54,587,143
Convertible note interest	1,466,044	-
Net income used in computing diluted earnings per share	$50,161,497	$54,587,143

Diluted earnings per share	$2.24	$3.02

Basic weighted average shares outstanding	19,900,082	18,089,629

Add: weight average of common stock converted from convertible note payables	2,534,765	-
Diluted weighted average shares outstanding	22,434,847	18,089,629

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - Continuing operations	$37,228,196	$39,695,390
Convertible note interest	1,466,044	-
Net income used in computing diluted earnings per share	$38,694,240	$39,695,390

Diluted earnings per share	$1.72	$2.19

Basic weighted average shares outstanding	19,900,082	18,089,629

Add: weight average of common stock convertible from convertible note payables	2,534,765	-
Diluted weighted average shares outstanding	22,434,847	18,089,629

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

32.	SUBSEQUENT EVENTS

On October 5, 2016, the Company loss of control over TRW and JFD. The Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries, and gain on deemed disposal of subsidiaries was recorded. CA ceased its income from sale of goods - fishery since October 5, 2016.

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

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended
	Sept. 30. 2016	Sept. 30. 2015	Difference	Note
Continuing operations
Revenue	111,657,580	96,066,208	15,591,372	1
Consulting, services, commission and management fee	23,377,355	28,633,558	-5,256,203	1
Sale of goods	88,280,225	67,432,650	20,847,575	1
Cost of goods sold and services	81,472,200	69,271,922	12,200,278	2
Consulting, services, commission and management fee	12,450,460	17,151,938	-4,701,478	2
Sale of goods	69,021,740	52,119,984	16,901,756	2
Gross Profit	30,185,380	26,794,286	3,391,094	3
Consulting, services, commission and management fee	10,926,895	11,481,620	-554,725	3
Sale of goods	19,258,485	15,312,666	3,945,819	3
Other income -expenses)	292,053	-581,688	873,741
General and administrative expenses	-4,741,193	-3,687,098	-1,054,095	4
Net income from continuing operations	25,736,240	22,525,500	3,210,740
Net income from discontinuing operations	2,900,128	5,191,084	-2,290,956
EBITDA	31,298,406	30,001,773	1,296,633
Depreciation and amortization -D&A)	-1,649,561	-956,573	-692,988	5
EBIT	29,648,845	29,045,200	603,645
Net Interest	-1,012,477	-1,328,616	316,139
Tax	0	0	0
Net Income	28,636,368	27,716,584	919,784
Non - controlling interest	-7,343,891	-6,194,484	-1,149,407	7
Net income to SIAF Inc. and subsidiaries	21,292,477	21,522,100	-229,623
Weighted average number of shares outstanding
- Basic	20,376,225	18,822,876	1,553,349
- Diluted	22,754,892	18,822,876	3,932,016
Earnings Per Share from continuing and discontinuing operations				8
- Basic	1.04	1.14	-0.10
- Diluted	0.95	1.14	-0.19

Earnings Per Share from continuing operations
- Basic	0.91	0.89	0.02
- Diluted	0.83	0.89	-0.06

Overview of Q3 2016compared to Q3 2015 (as illustrated in Table 1A above):

●	Overall total revenues of increased by $1.60 million (or 16%) generating over $88.28 million from sales of goods and $23.38 million from Consulting and Service Division. However, overall gross profit increased marginally by $3.39 million (or 13%) mainly due to the significant improved results from following segments:

(1)	Import & Trading (Corporate) sector generated gross profit of $2,655,793 in (Q3 2016) to (Q3 2015)’s $1,117,956, (an increase of 137.6%)
(2)	SJAP’s (Sales of live cattle, bulk feed, concentrated feed and fertilizer collectively) generated gross profit of $4,334,372 in (Q3 2016) from (Q3 2015)’s $3,316,685 (an increase of 30.7%)
(3)	QZH (of SJAP)’s locally slaughtered lambs and imported beef sector collectively generated gross profit of $5,664,781 (in Q3 2016) from (Q3 2015)’s $ 3,109,760 (an increase of 82.2%)

●	Sales revenues from the Consulting & Services division decreased by $5.26 million (or 18.4%) with a marginal decrease in gross profit by $0.55 million primarily due to increased revenues from the development of the Zhongshan New Prawn Farm project, whereas developments on other farms were slow during the quarter.

●	Year-over-year quarterly results show net income increasing by $919,784 from 27,716,584 (Q3 2015) to 28,636,368 (Q3 2016), primarily resulting from the improved segments mentioned above and the explanation below of the higher administration expenses reducing part of the net incomes during the Quarter.

•      The increase in general and administration expenses, mainly due to expenses incurred by the Corporate Division in carrying out various corporate exercises (e.g., seeking of new sources of financing, upgrading of listing status, etc.), was $1.05 million to $4.74 million compared to $3.69 millions of incurred during Q3 2015.

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

The decrease in revenue / cost of sales had been primarily due to the following reasons:

●	Since FF(1)’s modifications are incorporated into the process of consolidating fishery assets and properties into JFD / Tri-way, the work currently underway cannot be recorded as CA Work in Progress, but once the FF(1) sales transaction is completed, any gain derived from these modifications / improvements will be recognized by CA, at market value.

●	Since a portion of engineering work performed for PF(2) during Q3 2016 will be billed to Tri-way, CA has decided to forego billing until such time as an exact amount due from Tri-way can be determined; sometime in Q4 2016.

		2016Q3	2015Q3	Difference	Description of work
Sales Revenues (Consulting and Services)

	CA	23,377,355	28,633,558	-5,256,203	Working in progress of PF(2), NPF
Group Total Revenues		23,377,355	28,633,558	-5,256,203
Cost of sales				-
	CA	12,450,460	17,151,938	-4,701,478
Group Total Cost of sales		12,450,460	17,151,938	-4,701,478
Gross Profit				-
	CA	10,926,895	10,380,667	546,228
Group Total Gross Profit		10,926,895	10,380,667	546,228

% of increase or (decrease)
Group revenues			-18%
Group gross profits			5%

●	Table A.6 below highlights information of ongoing Consulting and Services provided by Capital Award, MEIJI and SIAF, respectively, as at September 30, 2016:

Table A 1 Other Income

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Current Phase & Stage	Commencement date of development	(Estimated) development's completion date on or before	Contractual amount	% of completion as of 30.09.2014	Notes
Fish Farm (1)	Enping City	1,200 MT	9,900 m2	fully operational	July 2010	June 2011	$5.3 million	Fully operational
Prawn Farm (1)	Enping City	2013=400MT 2014=800MT 2015=1200 MT	23,100 m2	2 phases and road work	2 phases and road work and Phase 3 extension of grow-out farm & Phase 4 demonstrated hydroponic farm	Phase 1 on June 2011 Phase (2.1) Phase (2.2) Road work Started Aug. 2012	Phase (1) on December 2012 Phase (2) completed Q1 2013	Phase (1) $11.6 million Phase (2) 6.39 million Road work $2.94 million, Phase 3 US$5.2 million & Phase 4 US$1.6 million	Extension work 90% completed with development of the demonstration hydroponic farm outstanding and scheduling to start work within December 2015.
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT 2015= 1600 MT 2016=2000MT	165,000 m2	3 Phases	Phase 1 January 15, 2012 Bridge & Road Oct. 2012 Phase (3) 2013 & (4)2014	Phase 1 June 2014 Bridge & Road Dec. 2013 Phase (3) & (4) 2015	Phase (1) $8.73 million Bridge & Road $2.48 Phase (3) $4.38 M Phase (4) $10.63 Million	Phase (1) & Bridge and Road completed Jan. 2013 Phase (3) completed and Phase (4) not started.	Phase's 4 work is to develop more RAS open dams which progress is pending on the performance of the newly developed RAS open dams using our latest generation of APM technology that are being developed in PF(2)that will show results during Q4 2015.
Prawn Farm (2) The Hatchery & Nusery & Grow-out prawn farm	San Jiao Town, Zhong San City,	2013=1.6 Billion Fingerling and 400MT of prawns increasing yearly and by 2015 = 3.2 billion fingerling and 1200 MT of Prawns	120,000 m2	2 phases	Phase (1) and Phase (2) May 2012 Phase (3) 2014	Phase (1) Dec. 2012 and Phase (2) December 2013.Phase (3) Dec. 2014	Phase (1) $9.26 m and Phase (2) 8.42 Million Phase (3) 11.5 Million	Phase (1) fully operational and Phase (2) in operation and Phase (3) started and Phase 4 work is not started.	Phase 3 is to develop new RAS open dams using our latest generation of our APM technology on a 20,000 m2 block of land scheduling to be completed and in operation within Q4 2015.
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Heads	2 phases	April 2011	December 2011	$3.0 million +$1.17 Million	Fully Operational
Cattle Fram (2)	LiangXi Town, Enping City	230,300 m2	2,500 heads	2 Phases	February 2012	March. 2014	$10.6 million	Operational
Cattle Farm (1) external road work	LiangXi Town, Enping City	4.5 Km road		One Phase	September 2012	March. 2013	$4.32 million	Completed
Cattle Farm (2) External Road work.	LiangXi Town, Enping City	5.5 Km Road		One Phase	September 2012	March. 2013	$5.28 Million	Completed

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		Phase (1) Stage (1)	June 2012	December 2015	$17.5 million	Restaurant 7 is now in operation

NaWei wholesale Center	Guangzhou City		5,000 m2	One Phase	July 2012	March. 2014	$ 9 million	operational	Alternation and renovation work to improve its working environment is in progress.
	Shanghai City		3,000 m2	Two Phases	Sept. 2014	December. 2014	$5 million	Operational	Minor improvement works are in progress.
New Zhangshan Prawn Project	Zhongshan City	Phase (1)S(1)= 10,000 MT S(2)= 30,000 MT Phase (2) S(1)=100,000 MT Phase (3) 200,000 MT	3600 MU land & BU area 3.57 million square meter	Phase (1) Stage (1)	Nov. 2013	10 years for 100,000 MT capacity & 20 years for whole integrated project	10 years for US$2.6 billion	Installation and finishing works are being carried out on Stage 1 Phase 1 that with a designed capacity of 6,000 MT / year.	Basic infrstractural work on Stage 2 Phase 1 is in progress and upon completion total designed capacity is for 10,000 MT / year collectively from Stage 1 & 2 of Phase 1.

Table (Note 4.1) below shows the issuance of shares for Q3 2016

~~●~~	The Company has secured a loan commitment from a group of third party lenders in the amount of $8,225,370 for purposes of providing intercompany lending to Tri-way Industries Limited (Tri-way) for short-term working capital.

~~●~~	The first intercompany loan agreement between The Company and Tri-way was entered on July 5, 2016 for $6,000,000 disbursed on and between July 15 and August 6, 2016. The remaining $2,225,370 portion of the secured funding will be disbursed to Tri-way under a separate loan agreement sometime on or before December 31, 2016.

~~●~~	The terms of the intercompany loan between the Company and Tri-way are as follows:

(i) Initial Maturity Date:	December 31, 2017
(ii) Deferred Maturity Date:	December 31, 2018
(iii) Interest Rate:	3.15% conventional interest payable per annum
(iv) Default Interest Rate:	10.0%
(v) Prepayment Penalty:	None
(vi) Conversion Option:	Any or all the combined principal and interest
(vii) Conversion Price:	80% of 20-day price average at maturity date or after

Summarized Table illustrating issuance of shares Q3 2016:

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Note
As of July 1, 2016	21,465,322
7/25/2016	300,000	5.25	300	1,573,389	1,573,689	591,537 shares were issued as security to secure loan debts amounting to $2,815,020. from third parties
7/27/2016	291,537	4.26	292	1,241,040	1,241,331
8/5/2016	300,000	5.10	300	1,529,269	1,529,569	600,000 shares were issued as security to secure loan debt $2,949,187 from third parties
8/6/2016	300,000	4.73	300	1,419,318	1,419,618
9/12/2016	-1,000,000	4.85	-1,000	-4,849,000	-4,850,000
9/12/2016	-200,000	4.85	-200	-969,800	-970,000	Shares assigned for cancellation
As of Sept.30, 2016	21,456,859

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

Part B: Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (audited)

Consolidated Balance sheets	September, 30,2016	December 31, 2015	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	9,052,566	7,229,197	1,823,369	B
Inventories	65,055,856	62,848,707	2,207,149	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,557,713	1,306,885	250,828
Deposits and prepaid expenses	95,334,913	83,811,929	11,522,984	10
Accounts receivable	135,759,072	135,674,418	84,654	11
Other receivables	74,123,074	59,780,587	14,342,487
Total current assets	380,883,194	350,651,723	30,231,471
Property and equipment
Property and equipment, net of accumulated depreciation	110,365,397	95,238,410	(15,126,987)	12
Non-current assets held for sale	0	9,020,669	(9,020,669)
Construction in progress	115,771,608	72,788,769	42,982,839	13
Land use rights, net of accumulated amortization	55,868,376	58,485,675	(2,617,299)	14
Total property and equipment	282,005,381	235,533,523	46,471,858
Other assets
Goodwill	724,940	724,940	-
Investment in unconsolidated equity investee	149,745	-	149,745
Long term investment	748,727	769,941	(21,214)
Proprietary technologies, net of accumulated amortization	10,293,472	10,784,358	(490,886)	15
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	41,109,708	41,109,708	-
Total other assets	53,026,952	53,388,947	(361,995)
Total assets	715,915,167	639,574,193	76,340,974
Current liabilities				16
Accounts payable and accrued expenses	15,095,032	9,345,559	5,749,473
Billings in excess of costs and estimated earnings on uncompleted contracts	1,647,280	8,700,706	(7,053,426)
Due to a director	566,283	211,247	355,036
Other payables	6,159,238	4,792,579	1.366,659
Borrowings-Short term bank loan	7,357,739	4,466,040	2,891,699
Negotiable promissory notes	885,997	865,968	20,029
Total current liabilities	31,711,569	28,382,099	3,329,470
Non-current liabilities
Other payables	19,422,652	4,797,332	14,625,320
Long term debts	728,514	1,554,902	(826,388)
Convertible note payable	23,496,718	34,904,739	(11,408,021)	16D
Total non-current liabilities	43,647,884	41,256,973	2,390,911
Stockholders’ equity
Common stock	21,457	20,134	1,323
Additional paid-in capital	150,788,947	142,882,173	7,906,774
Retained earnings	388,312,091	339,616,638	48,695,453
Accumulated other comprehensive income	(2,584,868)	1,427,638	(4,012,506)
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidiaries' equity	535,287,627	482,696,583	52,591,044
Non-controlling interest	105,268,087	87,238,538	18,029,549
Total stockholders' equity	640,555,714	569,935,121	70,620,593
Total liabilities and stockholders' equity	715,915,167	639,574,193	76,340,974

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

NON-CURRRRENT ASSETS HELD FOR SALE AND DISCONTINUED

The Company classifies non-current assets and disposal groups as held for sale if their carrying amounts will be recovered principally through a sale rather than through continuing use. Such non-current assets and disposal groups classified as held for sale are measured at the lower of their carrying amount and fair value less costs to sell. The criteria for held for sale classification is regarded as met only when the sale is highly probable and the asset or disposal group is available for immediate sale in its present condition. Property and equipment are not depreciated once classified as held for distribution. Assets and liabilities classified as held for sale are presented separately as current items in the consolidated balance sheets. A disposal group qualifies as discontinued operation if it is a component of an entity that either has been disposed of, or is classified as held for sale, and:

•	represents a separate major line of business or geographical area of operations

•	is part of a single co-ordinated plan to dispose of a separate major line of business or geographical area of operations, or

•	is a subsidiary acquired exclusively with a view to resale

Discontinued operations are excluded from the results of continuing operations and are presented as a single amount as profit or loss after tax from discontinued operations in the consolidated statement of income and other comprehensive income.

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

For the three months ended September 30, 2016 and 2015, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.04 and $1.14, respectively. For the three months ended September 30, 2016 and 2015, diluted earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.95 and $1.14, respectively.

For the three months ended September 30, 2016 and 2015, basic earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $0.91 and $0.89, respectively. For the three months ended September 30, 2016 and 2015, diluted earnings per share from continuing operations attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.83 and $0.89, respectively.

For the nine months ended September 30, 2016 and 2015, basic earnings per share from continuing and discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $2.45 and $3.02, respectively. For the six months ended September 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $2.24 and $3.02, respectively.

For the nine months ended September 30, 2016 and 2015, basic earnings per share from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amount to $1.87 and $2.19, respectively. For the six months ended September 30, 2016 and 2015, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $1.72 and $2.19, respectively.

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

- 54 -