Form 10-K
period 2016-12-31
Sino Agro Food, Inc.
filed 2017-03-16
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Sichenzia Ross Ference Kesner LLP

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2016, based upon the $5.50 per share closing price of such stock on that date, was approximately $99,313,445.

There were 22,726,859 shares of common stock outstanding as of December 31, 2016.

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

Revenues by division were as follows (in millions of U.S. dollars):

Division (on Sales of Goods)	2015	2016
Fisheries (CA)	$85.4	$61.4
Organic Fertilizer (HSA & SJAP)	164.6	155.2
Cattle (MEIJI)	35.3	29.8
Plantation (JHST)	13.7	13.3
Corporate, Marketing & Trading (SIAF)	37.9	72.4
Total Revenues derived on sales of goods	$336.9	$332.1

Division (on consulting & services)	2015	2016
CA (Fishery related developments)	$88.5	$72.2
MEIJI (Cattle farm developments)	0	0
SIAF (Other developments)	3.8	0
Total Revenues derived on consulting & services	$92.3	$72.2

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

The table below provides an overview of key events in the development of the business of the Company.

Year	Event
2006	•	Initiates agriculture and aquaculture consulting activities in China.
2007	•	Changes name from A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc.
	•	Acquires the Belize holding company Capital Award. Today, Capital Award is Sino Agro Food’s subsidiary operating many of the Company’s aquaculture activities.
	•	Acquires the dairy operations through a 78 percent ownership stake in ZhongXing Agriculture and Husbandry.
	•	Acquires the HU Plantation through a 75 percent ownership stake in Jiang Men City Heng Sheng Tai Agriculture Development.
2009	•	Conducts a strategic review and divests the dairy business in December due to poor industry fundamentals with control of the industry concentrated in a few very large value-added manufacturers.
	•	Founds Qinghai Sanjiang A Power Agriculture (“SJAP”). SJAP manufactures bioorganic fertilizer, livestock feed and develops other agriculture projects in the County of Huangyuan, in the vicinity of Xining City, Qinghai Province.
2010	•	Creates a five-year plan to develop vertically integrated businesses in primary production, distribution and marketing of beef cattle, beef products and seafood through proprietary recirculating aquaculture systems.
	•	Begins construction of the Company’s first fish farm, Fish Farm 1, with targeted capacity of 1,000 metric tons per year.
2011	•	Begins construction of Prawn Farm 1 & 2, Cattle Farm 1 and Fish Farm 2.
	•	Becomes a fully reporting SEC company on the OTCQB (as defined below).
2012	•	Acquires a 75 percent ownership in Fish Farm 1 and Cattle Farm 1. Advances construction of Cattle Farm 2 and Wholesale Center 1 in Guangzhou.
	•	Produces 1,800 MT of seafood and raises 6,000 head of cattle.
2013	•	Closes the Zhongshan Prawn Farm agreement, targeting production of 10,000 MT of prawn p.a. in 2016/2017 and 100,000 MT in 2024.
	•	SJAP awarded Dragon Head Enterprise status by the Qinghai provincial government.
	•	Mr. George Yap and Mr. Nils-Erik Sandberg join SIAF’s Board of Directors, as independent directors.
	•	Produces 4,700 MT of seafood and raises 15,000 head of cattle.
2014	•	SJAP’s abattoir and meat processing facilities commence operations. SJAP signs supplier and concession agreements with Tesco, PLC China for packaged meat products.
	•	Advances construction of a wholesale and distribution center in Shanghai, targeting ultimate capacity of 12,000 MT of meat and 6,000 MT of seafood per annum.
	•	Mr. Anthony Soh and Mr. Dan Ritchey join SIAF’s Board of Directors as independent directors.
	•	Ms. Olivia Lai is hired as Chief Financial Officer.
	•	Produces 5,600 MT of Seafood and raises 26,000 head of cattle during 2014.
2015	•	Sino Agro Food announces a long-term vision to become a leading sustainable aquaculture company focused on organically farmed fish and prawns.
	•	Wholesale Center 2 in Shanghai initiates operations
	•	Mr. Bertil Tiusanen is hired as Chief Financial Officer. Ms. Lai becomes the Company’s Chief Corporate Affairs Officer.
	•	Sino Agro Food announces contemplated plan to divest its aquaculture operations and seek a separate listing on the Oslo Stock Exchange.
2016	•	Sino Agro Food was admitted to the Merkur market in Oslo.
	•	The Company upgraded to OTCQX Premier from the OTCQB® Venture Market.
	•	Mr. Bertil Tiusanen resigned as Chief Financial Officer and appointed as SVP Business Development, New Ventures Europe
	•	Officer and Mr. Dan Ritchey appointed as Chief Financial Officer.
2016 / 2017: Sino Agro Food Inc.’s carve-out of Tri-way resulting in categorization of Tri-way as an Investor in Associate from a subsidiary status. As such, Sino Agro Food Inc.’s fully owned subsidiary namely, Capital Award Inc (CA), retains its main business activity in the sector of technology and engineering consulting and related services, and Tri-way has assumed all activity regarding aquaculture operations and the sale of all products produced by them.
Tri-way has purchased Master Developer and Operating licensing rights from CA for purposes of future development of aquaculture projects in China utilizing CA’s APM-indoor and ODRAS technology, and has contracted with CA to provide its turnkey contractor services for those projects in China.

Through December 31, 2016 on all of its development projects, the Company has been contracted as turnkey contractor to the owners and developers of the C&S Project Companies and acted as the master engineer, pioneering the construction and building of farms, from raw land into fully operational facilities. The Company completes the construction and building of infrastructure including staff quarters, offices, processing facilities, storage, and all related production facilities. The Company’s management teams are responsible for developing all business activities into effective and efficient operations. From October 5, 2016, onward, Tri-way has assumed the role as developer of aquaculture projects in China with CA contracted to provide turnkey contracted services for those projects.

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

Background

After successfully developing many aquaculture fishery farms, cattle farms and related business operations (along with sales and marketing of produce and products) in Australia and Malaysia since 1998, SIAF’s management team introduced its business activities in China in 2006. The Company is an engineering and consulting company that specializes in building and operating agriculture and aquaculture farms.

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

Revenues are generated from activities that we divide into five stand-alone business divisions or units: (1) Fishery, (2) Cattle & Beef, (3) Organic Fertilizer, (4) HU Plantation, and (5) Marketing and Trading. This fifth and newest division, “Marketing and Trading,” represents our strongest push to vertically integrate the Company’s operations, furthering the Company’s overall “farm to plate” concept.

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

Cross-Listing on the Merkur Market

On January 13, 2016, securities representing beneficial interests in the shares of common stock of the Company, referred to as VPS Shares, began to be traded on the Oslo Børs’ Merkur Market under the symbol “SIAF-ME.” The Company’s common shares continued to trade on the OTCQB under the symbol “SIAF.”

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

Uplisting to the OTC QX Premier

On January 19, 2016, the Company’s shares of common stock began to be traded on the OTCQX® Best Market in the U.S. under its existing ticker symbol “SIAF.” The Company upgraded to OTCQX Premier from the OTCQB® Venture Market.

The OTCQX® Market is the top tier of the U.S. over-the-counter markets operated by OTC Markets Group Inc. It is reserved for established investor-focused companies meeting high financial and governance standards, and sponsored by professional third party advisors. SIAF has qualified to trade on OTCQX U.S. Premier, for which eligibility standards are higher still. For comparison, as of December 31, 2015, there were 942 companies traded on the OTCQB, 425 companies traded on the OTCQX and 98 companies traded on OTCQX U.S. Premier, of which only 17 are non-bank companies.

With OTCQX admission, OTC Markets Group’s Blue Sky Monitoring Service provides the Company with a customized daily audit of its compliance status in all 50 states. Blue Sky compliance is mandatory for broker-dealers and registered investment advisors to solicit or recommend a security to investors.

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

Company	Country of incorporation	Field of activity	% Holding
Sino Agro Food, Inc.	US	Engineering consulting (general types of developments), business management, trading, sales and marketing
Capital Award Inc. (CA)	Belize	Engineering consulting (mainly in development of fishery), management of fishery operation, marketing and sales of fishery produces and products	100
Tri-way Industries Limited (TRW)	Hong Kong	Holding company and holder of technology licenses	36.6%
Macau Eiji Company Limited (MEIJI)	Macau	Engineering consulting (mainly in cattle farming and vegetable farming), management service and marketing and sales of cattle and related products	100
A Power Agro Agriculture Development (Macau) Limited (APWAM)	Macau	Holding company	100
Sino Agro Food Sweden AB (publ) (SAFS)	Sweden	Various support and service to parent company, asset management, finance, consulting and provision of services in agriculture and aquaculture, marketing and sale of agricultural products, consultancy for business development in China, and related business	100
Capital Stage Inc. (CS)	Belize	Dormant	100
Capital Hero Inc. (CH)	Belize	Dormant	100
Jiangmen City A Power Fishery Development Co. Ltd. (JFD or Fish Farm 1)	China	Growing of fish (sleepy cod species), eels (flower pattern species) and prawns	100 % owned by Triway 36.6% owned indirectly by SIAF
Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (JHMC or Cattle Farm 1)	China	A demonstration farm for growing cattle in a semi-tropical climate	75
Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (JHST)	China	HU plantation, immortal vegetable planning, processing and sales of produces and products	75
Hunan Shenghua A Power Agriculture Co. Ltd. (HSA)	China	Existing activities: manufacturing of organic fertilizer, 100% pure organic mixed fertilizer and lake fish farming organic fertilizer. Cattle rearing.	76
Qinghai Sanjiang A Power Agriculture Co. Ltd. (SJAP)	China	Existing activities: manufacturing of organic fertilizer (permits valid until December 2016), bulk and concentrated livestock feed, and rearing of cattle and cooperative farming. Slaughter and deboning of cattle and value added processing of beef products.	45% owned by SIAF
Qinghai Zhong He Meat Products Co. Ltd. (QZH)	China	Cattle slaughter and deboning	100% owned by SJAP

In addition to the legal entities included in the chart and table above, the Company is providing technology know-how with consulting service and turnkey contracting services (“C&S”) to various Chinese owned Project Companies (“C&S Project Company”) which mainly are private companies formed in China with Chinese citizens acting as legal representatives. Sino Agro Food does not have any ownership in these C&S Project Companies. However, in consideration of the Company’s right to protect its technology and know-how granted to the C&S Project Companies, the Company has an option to acquire equity stakes in the future SFJVC at an agreed value equivalent to the project’s development cost. The chart below sets out the various C&S Project Companies in which the Company is currently involved. The maximum equity stake which may be obtained in any C&S Project Company is 75%.

In addition, regarding the investment agreement between QZH and QQI, (i) QQI enjoyed 6% annual interest on its capital contribution, but not any profit distribution; (ii) investment period was 3 years, and (iii) SJAP shared 100% (2015: 100%) on profit or loss after 6% interest payment to QQI and enjoyed 100% (2015: 100%) voting rights of QZH’s board and stockholders meetings.

C&S Project Company

“APNW” or “Wholesale Center 1&2”	Marketing, sales and distribution of seafood, beef, and related products

(Guangzhou City A Power NaWei Trading Co. Ltd.)

“Vigor” (Shanghai Vigour Trading Co. Ltd.)	Marketing, sales and distribution of seafood, beef, and related products

“EAPBCF” or “Cattle Farm 2”

Enping City A Power Beef Cattle Farm 2 Co. Ltd.	Cattle rearing

Triway’s Farms

Company	Field of activity
Aqua-farm 1 or Fish Farm 1	Grow-out mainly of fish and eels production; started in 2012 with 16 APM tanks

Aqua-Farm 2 or Prawn Farm 1	Grow-out mainly of prawns; production started in Q3 2013. Additional production commenced with 10 additional APM tanks in Q2 2015.

Aqua-Farm 3 or “Prawn Farm 2”	Hatchery and Nursery operation of prawns; production started from Q2 2012. Growing of prawns utilizing open-dams applying re-circulating filtration systems; production started from Q3 2013 with construction still in progress to include over 700 Mu of open RAS dams.

Aqua-Farm 4 or Prawn Farm 3 And Aqua-farm 4 or Prawn Farm 4	Grow-out of prawns and other seafood. Hatchery and Nursery operations of prawns and hydroponics scheduled in the future. Production started at PF4; construction work still in progress.

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

The Company oversees financing and provides interoperating strategies, encouraging vertically integrated growth. China has problems with quality assurance in primary production, distribution and poor origin traceability, as well as low food quality. This has created a market where consumers will eventually pay significant price premiums for “BAP (Best Aquaculture Practice) Certified” seafood with brands guaranteeing quality and consistency.

A vertically integrated operation in a fragmented and poorly regulated environment such as in China is the strategy that will yield the most success for the Company. Our presence in retailing and wholesale markets generates market power and provides potential for both margin maintenance and expansion.

Integration into fertilizer and feed production for rearing of beef cattle together with breeding of prawn brood stock help decrease primary production operational risks as well as helping to offset price fluctuations that sometimes occur in raw product input prices.

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

The Company holds licenses for fertilizer formulas, enzyme patents, and for indoor fish farm techniques, including a “master license” in China for “A Power Technology” (“APT”), a modular land-based fish growing system and technology utilizing RAS.

Sino Agro Food partners with Chinese investors in food projects as a turnkey project manager

The Company engages in projects as a technological and engineering expert, partnering with local and regional investors in food related projects. Sino Agro Food generally has exclusive marketing, sales and distribution rights for each project company. For example, MEIJI purchases all marketable cattle from Cattle farm 2 and distributes them to wholesale markets. Up until September 30, 2016, prior to SIAF becoming an investment associate of Tri-way (i.e. post-carve-out), CA had been purchasing all seafood produced by the fishery farms and also supplied the fishery farms with fingerling, baby or adult fish or prawns and stock feed. Thus, while CA is no longer involved in any sales, marketing and supplies of fishery goods being operated by Tri-way, it will continue to carry out its current contracts with other entities, as well as developing other business ties that are interested in utilizing its services.

Generally, Sino Agro Food exercises an option to acquire a majority equity stake in the project company once development of the operating company has matured and successful operating results are demonstrated. Prior to acquisition, Sino Agro Food prepays a deposit toward the acquisition consideration of the project company. Upon acquisition and conversion into a SFJVC, the pre-payments together with a cash consideration become equity capital, with Sino Agro Food becoming a major shareholder.

Acquired project companies are operated and managed by the management team and the Chinese investor, and overseen by Sino Agro Food.

Land ownership in China

In China, nearly all land is owned by the Central Government or local village collectives, which grant “usufructuary” rights (i.e., the right to use and enjoy the derived benefits for a period of time) in the form of land use rights. This is similar to “leasehold” land rights in the United States. Corporate entities and individuals may own the property (buildings) erected on Government land. Land use rights may be transferred, but since they are based on agricultural contracts, and cannot be changed arbitrarily to non-agricultural purposes.

Business overview

Introduction

Sino Agro Food is an agriculture technology and natural food holding company with principal operations in China participating in the ongoing transformation of China’s fragmented agrarian sector into a modern food production industry using sustainable and profitable methods. Sino Agro Food focuses on seafood and beef production with integrated wholesale distribution. The Company acquires and maintains equity stakes in a cohesive portfolio of companies that Sino Agro Food forms per its core mission to produce, distribute, market and sell natural, sustainable protein food and produce, primarily seafood and cattle, to the rapidly growing middle class in China.

Sino Agro Food employs a strategy of vertical integration from primary production through processing, distribution and marketing of high quality, organic food products in the food value chain. China’s fast growing middle class is creating rapidly rising demand for gourmet and high-quality protein food. The Company’s core products are live prawns, live finfish, whole beef cattle and packaged beef meat.

The Company’s operations and strategy are executed through several subsidiaries located in China, and the Company contributes financial oversight and strategic direction to otherwise independent management teams which employ the Company’s intellectual property and proprietary methods within aquaculture, beef cattle rearing and production of organic fertilizer.

Sino Agro Food has enjoyed strong growth since the Company initiated its business activities in China in 2006. During the fiscal year of 2016, the Company’s consolidated revenues amounted to USD 343 million. The four principal factors that have enabled the growth are:

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

Sino Agro Food provides consulting and services to several private Chinese third party companies to construct and operate primary production facilities for fish, prawn and beef cattle, as well as wholesale marketing and distribution centers. As part of its consulting and service agreements, Sino Agro Food has the option to acquire these operations to expand Sino Agro Food’s proprietary production and wholesaling capacity.

Revenues are generated from activities that are divided into five stand-alone business divisions:

(i)	Aquaculture (CA: inclusive Technology engineering consulting & services (Project Development division) and sales of goods)
(ii)	Integrated Cattle Farm (SJAP & QHZ) and Organic Fertilizer (HSA)
(iii)	Cattle Farm (MEIJI: sales of goods)
(iv)	Plantation, and
(v)	Seafood & Meat Trading (SIAF GZ: inclusive Technology engineering consulting & services (Project Development division) and sales of goods and corporate affairs)

Aquaculture division

CA has entered and completed several CSC’s (i.e. the Fish Farm 1 for JFD, the Prawn Farm 1 for EBAPCD and the Fish Farm 2 for Gao Aquaculture with development and construction work still in progress for the Prawn Farm 2 at Xin Hui District and the Prawn Farm 3 and Prawn Farm 4 at San Jiao Town Zhongshan for ZSAPP.

Prior to September 30, 2016, CA was the sole marketing, sales and distribution agent of the APRAS fishery and prawn farms. CA had purchased all marketable fish and prawn from the farms, and then sold them to wholesale markets. CA also supplied the farms with fingerlings, baby or adult fish or prawns, and stock feed. CA generated revenue from the sale of seafood bought from farms that either had been Company subsidiaries or C&S Project Companies.

However, since then, Tri-way has acquired all of CA’s C&S relationships with its project farms (i.e. PF1, PF2, PF3 and PF4) and SIAF has reduced its controlling interest in Triway to 36.6%, such that Tri-way, the subsidiary, is categorized as an “investment in associate” holding of SIAF, constituted by SIAF’s deemed disposal of equity interest in the subsidiary.

Integrated Cattle Farm division (SJAP)

Operated by SJAP, the Integrated Cattle Farm division is the business unit of Sino Agro Food active in beef cattle rearing and value added processing of domestic and imported beef meat. Revenue for fiscal year ended December 31, 2016 was USD 134.6 million or 49.7 percent of the Company’s total sales of goods revenue of USD 270.8 million in the same period. Gross profit for SJAP in the fiscal year ended December 31, 2016 was USD 33.7 million, or 56.9% percent of the Company’s total gross profit in sales of goods of USD 59.2 million in the same period.

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

Within the Chinese agriculture market, small farmers lack commercial scale and expertise and therefore benefit from a strategic alliance. The Company works with the local government, soliciting their help to introduce and initiate a farmers’ co-operative, such as in the Huangyuan County, Xining City. This concept of strategic alliance with smallholder farmers under a co-operative farming model was originated and has been based on the following key characteristics and value enablers:

•	The Company assesses the ability of the regional farmers to grow crops and pastures as its nominated contractors, using the Company’s land that is leased to the Company free of rent by the local government or using the farmer’s own land. The regional farmers use the Company’s plant and equipment for their planting and harvesting. The Company provides the farmers with supervision and associated services, seeds and organic fertilizer on credit terms, and also purchases crops and pastures from them.

•	The Company also uses this regional farmers’ concept when growing cattle. The farmers are the Company’s contractors using the Company’s bulk livestock feed and concentrated livestock feed on credit terms. The Company buys the mature cattle, which the regional farmers raised on the Company’s livestock feed.

•	Ultimately, the Company is aiming to obtain cattle that will be qualified as “organically raised cattle,” to produce organic beef products on a commercial scale.

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

The Company prepares its agricultural wastes into bioorganic fertilizer.1 Also the livestock feed2 is prepared into bioorganic livestock feed. Bioorganic fertilizer and the bio-organic livestock feed is sold to farmers that work on the Company’s land-use rights, which is owned by the government and leased with a subsidy or rent free, due to the many benefits for the community. Fertilizer and livestock feed are prepared based on the Company’s patented enzyme. The use of the enzyme is synergistic, as the production of fertilizer and livestock feed is permissible all 12 months of the year, which is a competitive advantage.

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

3 T1 Enzyme Technology (T1), Patent number ZL2005 10063039.9.

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

In this respect, SJAP’s overall cattle division (excluding QZH) achieved sales revenue of USD45.46 million in 2016 compared to 2015’s USD86.97 million (representing a negative growth rate of 47.7%) and gross profit dropped to USD14.91 million from 2015’s USD18.25 million (representing a drop of 18.3%).

The impact of China governmental change of policy during the 2nd quarter of 2015 relaxing the restriction on beef imports from eleven countries (e.g., New Zealand, Brazil, Australia, etc.), continued to affect the local cattle and beef industry throughout 2016, such that the local cattle industry has not been able to map out any firm direction under the current volatile pricing environment. At the same time, e-commerce has also affected sales through the traditional marketing outlets, requiring new marketing approaches, which consequently has absorbed some of the capital previously earmarked for capital projects under construction.

Throughout 2016, the Company’s beef operations had begun implementing certain business plans aimed at minimizing the adverse impact from those items mentioned, namely:

•	Increasing its VAP activities by importing more beef from other countries (Australia and Brazil, etc.), however, volatile pricing and marked competition between exporting countries attempting to gain a lion-share of China’s fledgling beef market has made it difficult to determine export vendors providing the best long-term guarantee on both quality and price when compared to new exporters having just entered or just entering the market.

•	Upgrading cattle herds by 2018 to Wagyu cattle, 500-day grain-fed angus and pure organically grown angus while gradually reducing its current breeds down to zero. However, this has limitations in the mid-term, mainly due to the impact of import market prices competing with the disposal of these breeds at break-even or slightly higher price points.

•	Adding more value added processing lines (VAP), i.e. canning division, etc., to gain more export sales apart from domestic sales. This is being viewed as potentially the ultimate solution for SJAP’s operations due to the following factors:

a. Quality of labor available in the Value Added Processed goods industry is readily available at a competitive cost.

b. Land and construction cost in Xining are still cheap when compared to other major cities in China, providing a lower cost to capital expenditures.

c. Abundance of raw materials because of imports having helped reduce the overall cost of these items.

d. Transportation costs to deliver value added products remain at affordable levels.

e. Consistent food safety and quality can be maintained within a controlled environment.

f. There exists sufficient demand for value added beef products in China as well as offshore markets that can be targeted through e-commerce websites, supermarket chains, distribution networks, etc. resulting in capturing a healthy return on investment.

SJAP is in the process of readying itself for an IPO, and in the interim withholding incurring additional CapEx until an equity raise provides the capital necessary to implement its overall plan. With most work detail now completed on the Tri-way carve-out, more time will be made available to accelerate the completion of the SJAP carve-out going forward.

Even though no assurance regarding timeline and success in attaining a listing can be made now, updates regarding this exercise will be made available on a periodic basis as they occur.

Organic Fertilizer (HSA) division

The business division Cattle Farms, or MEIJI, refers to SIAF’s cattle rearing operations in Jiangmen, Guangdong Province. Revenue for fiscal year ended December 31, 2016 was USD 29.8 million, or 11.0 percent, of the Company’s total sales of goods revenue of USD 270.8 million in the same period. Gross profit for the Cattle Farm (MEIJI) division for the 12 months ended December 31, 2016 was USD 1.5 million, or 2.5% percent of the Company’s total gross profit on sales of goods of USD 59.2 million in the same period.

The operation in Linli District, Hunan Province, is run by HSA, a 76% owned Chinese subsidiary. HSA conducts the following business activities, both of which are in the development stage:

•	manufacturing and sales of organic and mixed fertilizer,
•	cultivation of pastures and crops in preparation for the establishment of beef cattle farms to rear and grow a selective Chinese National Breed of cattle mainly for the domestic market of China.

By January 2013, the first organic fertilizer production plant was established and started its production of organic fertilizer. On March 5, 2013, HSA secured the rights to use an enzyme developed by a Hong Kong company some twenty years ago, that has been utilized by global manufacturers of organic fertilizer. The advantage of this enzyme is that when it is applied to the organic fertilizer it can convert part of the organic raw materials into potash and phosphate without having to add in chemically formulated potash and phosphate, such that the Company’s end fertilizer can be qualified as pure organic fertilizer made with 100% natural organic raw materials. With this pure organic fertilizer, HSA is able to fully explore the potential market for fish in farm lakes and thereby to attempt to align itself with the government’s policy of encouraging lake fish farmers to use pure organic fertilizer instead of chemical fertilizers. In addition, cost savings from avoiding the use of chemical potash and phosphate will, in management’s belief, result in a better profit margin for the Company. Sales of pure organic fertilizer commenced at the end of Q1 2013.

HSA produced 50,000 MT of organic fertilizer and organic mixed fertilizer in 2016. The main hardship related to selling fertilizer is the requirement to provide longer credit terms (sometimes up to 180 days) to the Company’s end buyers because these end users normally can afford to pay for them only after they sell their products. Therefore, the Company must assess creditworthiness of its prospective customers, and only consider the farmers who can be deemed creditworthy, and who follow the Company’s requirements for planting their fields and harvesting crops each year.

Development of HSA in Linli District, Hunan Province, follows SJAP’s business model. HSA is situated in a much better growing environment than SJAP, a farming rich province in central China. Thus, HSA benefits from cheaper logistics costs, proximity to large markets, and a more favorable climate (milder winters and longer summers versus SJAP’s long bitterly cold winters and short summers). However, financial support from the Government is more difficult to obtain in the Hunan Province because more entities share the Government’s support provisions.

HSA endures both higher development costs and longer time to construct its facilities when compared to SJAP, whose property had 40 older (yet salvageable) buildings, which it has renovated to meet its needs.

Hunan Province is one of the biggest primary producing provinces of China with over four million primary producers that grow rice, tea, tobacco, grapes, citrus, cotton, seedlings, sunflowers, herb plants and many varieties of cash crops. Hunan also has a long-standing history in lake aquaculture producing millions of tons of fish and other seafood annually.

Construction work to develop HSA’s cattle station that began in March 2012 was completed in 2016 containing a 2,000-head capacity cattle farm built and ready for operation. The Company cultivated 75 acres of its land, situated below the fertilizer factory, and planted crops and pasture, such that bulk stock feed will be harvested by June 2017.

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

Therefore, the Company’s plan is to merge Cattle Farms (1) & (2) with HSA sometime in 2017, at the latest, such that CF (1) & CF (2) will become breeding stations supplying yearlings for HSA to grow into full grown cattle (up to 3 years old) that will be sold in the Chinese market. The Yellow Cattle is very similar in body size and weight and quality to the Japanese Wagyu cattle and has distinct meat texture, flavor and quality that are in high demand in China. In this respect, HSA’s cattle development is very different compared to SJAP’s cattle business since HSA’s business is aimed at developing a brand of cattle strictly of Chinese origin, whereas SJAP’s cattle business is a fully integrated model as primary producer, value added processor, canning operator, stock-feed producer, as well as, marketer and distributor of imported beef and other commercially recognized breeds of cattle.

Cattle farms (MEIJI) division

The business division Cattle Farms, or MEIJI, refers to SIAF’s cattle rearing operations in Jiangmen, Guangdong Province. Revenue for fiscal year ended December 31, 2016 was USD 29.8 million, or 11.0 percent, of the Company’s total sales of goods revenue of USD 270.8 million in the same period. Gross profit for the Cattle Farm (MEIJI) division for the 12 months ended December 31, 2016 was USD 1.5 million, or 2.5% percent of the Company’s total gross profit on sales of goods of USD 59.2 million in the same period.

Currently there are two operations in this segment, Cattle Farm 1 and Cattle Farm 2.

Cattle Farm 1: Cattle Farm 1 was built as a demonstration farm to show that cattle can be raised in a semi-tropical climate using the Company’s semi-grazing and housing method. Using the Company’s semi-free growing management system, the cattle can graze in the field during the early morning and kept indoors and out of the sun during the hot summer days. This method has proven reliable, with the growth rate of the cattle measuring slightly higher than the cattle at SJAP (i.e., averaging around 0.28 kg per day per cattle more).

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

Like CA in its business model, MEIJI purchases fully-grown cattle from Cattle Farm 1 and sells them to the cattle wholesalers. MEIJI also buys young cattle from other farmers and sells the young stock to Cattle Farm 1. All cattle farms developed by MEIJI will utilize its “semi-free growing” management system and aromatic-feed programs and systems to raise beef cattle.

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

Plantation division

The business division Plantation refers to SIAF’s produce production situated at Enping City, Guangdong Province. Revenue for 12 months ended December 31, 2016 was USD 13.3 million or 5 percent of the Company’s total sales of goods revenue of USD 270.8 million in the same period. Gross profit for the plantation division for the 12 months ended December 31, 2016 was USD 1.54 million, or 2.6% percent of the Company’s total gross profit for sales of goods of USD 59.2 million in the same period.

JHST is an SFJVC that is 75 percent owned by SIAF. Situated at Enping City, Guangdong Province, it is consolidated as a subsidiary, and is the owner and operator of a Plantation where mainly Hylocereus Undatus, or Dragon Fruit, and cash crop vegetables, are grown.

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

The Company originally expected that by 2014, dried and pickled flowers would make up 96 percent of the division’s flower income as produce is diverted away from delicate fresh flowers. In 2013, the Company planted a special selenium-rich Chinese herb (called XueYingZi, or “Immortal Vegetable” in China and Snowsakurako in Japan) among the HU plants hoping to prolong the shelf life of the fresh flowers from 2-3 days up to 12-14 days and increasing the sales of fresh flowers. This experimentation had not produced the desired outcome; thus, the Company instead has processed up to 80 percent of HU as dried flowers from 2013, onward. The Company’s organic Immortal Vegetable plants have properties that some believe induce good health. The Company has processed these into small gift packs - selling them as organic vegetables with leaves for tea and stems for soup. Laboratory test results show that each kilo of fresh Immortal Vegetables contains 0.58 gram of selenium, which adds value to their sales. In December 2013, the Company started trials to plant other cash crops in between the HU plants with the aim of improving revenue covering all seasons. As of the 2015 season there were 70 Mu designated for growing immortal vegetables on the plantation, however, due to poor market sales, was reduced to 10 Mu and instead replaced with the growing of cash-crop vegetables (i.e. varieties such as eggplant, lady fingers, chili plants and some highly popular Chinese vegetables, etc.) on over 500 Mu of property.

HU flowers are in greater demand than supply can meet for several reasons; (i) In Guangdong Province, HU plants can only be grown commercially along certain districts; there were over 40,000 acres of HU Plantation in 2005, but due to the growth of industrialization and modernization, acreage is now less than 4,000 acres, and (ii) farm laborers are getting harder to find. With the increase of cost of wages and salaries, the rapid rise of the land cost and the increase cost of farm developments, it is extremely difficult to start up a large HU plantation. For these reasons the Company anticipates that prices of dried HU flowers will enjoy a steady rise at an average rate of 8 to 12 percent per year, which has been the trend since 2009. However, the biggest risk to yield is weather, as substantially wet rainy seasons can limit the yield of any harvest.

Marketing & Trading Division

Revenue for 12 months ended December 31, 2016 was USD 13.3 million or 5 percent of the Company’s total sales of goods revenue of USD 270.8 million in the same period. Gross profit for the plantation division for the 12 months ended December 31, 2016 was USD 1.54 million, or 2.6% percent of the Company’s total gross profit for sales of goods of USD 59.2 million in the same period.

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

Primarily, the Company distributes meat imported from Australia and seafood from other countries through these operations

Project Development Division

The project developments (or Technology engineering consulting and services) work are carried out by CA on aquaculture related projects and by SIAF on non-aquaculture projects:

Introduction

The Project Development division earns revenue by providing turnkey project management and engineering services today mainly within aquaculture. Project development revenue for 12 months ended December 31, 2016 was USD 72.2 million or 21.1 percent of the Company’s total revenue of USD 342.9 million in the same period. Gross profit for project development for the 12 months ended December 31, 2016 was USD 23.7 million or 28% percent of the Company’s total gross profit of USD 84 million in the same period. All project development activity for the year was carried out through Capital Award for the aquaculture division.

Historical events:

Historical Information and status of CA’s consulting and engineering service are shown in the table below:

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

Together with its subsidiaries, the Company essentially constitutes an engineering company providing services in engineering consultancy, supervision and management on the development of agriculture and food based projects in China. These include the construction of farms (or other facilities) as well as the development of business operations of related projects that are apply and use the Company’s principal technologies, including the following:

•	An indoor recirculating aquaculture system (APM-RAS) and designs for the growing of aquatic animals (fishery indoor);

•	An open-dam recirculating Aquaculture System (ODRAS) for the growing of aquatic animals (Fishery outdoor);

•	Semi-free range cattle growing systems and design for raising cattle and sheep in China tropical climate locations, (e.g. Cattle Farm 1 at Enping district); and

•	Other associated technologies.

CA’s standard principal terms and conditions for its Aquaculture project development consulting and service contracts are outlined below:

•	CA is the consulting and service provider as the turnkey contractor of the project;

•	The Chinese businessmen are the clients of CA and the investors and owners of the project company;

•	CA creates and manages development schedules for the project;

•	CA is responsible to build the Aquaculture project (including development of its business operation) using the Company’s APRAS technology, systems, know-how, and management expertise and systems for and on behalf of the developer;

•	The developer is responsible to pay CA for its work, including all subcontractors and suppliers appointed by CA in a timely manner, normally a 60-day term;

•	Provision clauses allow CA to appoint and to select sub-contractors and suppliers;

•	Clauses allow extra work and additional work and extra cost provisions; and

•	Contracts generally include i) warranty and limitation of liabilities, ii) scope of work and lists of supplies (including all plant and equipment), iii) installation, training and commissioning of the developments and business operation; and iv) granting to CA rights to management of operation, and marketing and sales of the produce and products from the farm’s operation.

The Company’s services are comprehensively supportive with vertically integrated operational activities to provide service for the construction of and the business development of the projects to joint ventures. Consulting services include research and development on mature and young animals, supply of foundation animals (baby calves, fingerling and breeding stocks etc.), supplying designed and configured plants and equipment to the marketing and sales of the product.

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

From October 5, 2016, onward:

CA has granted to Tri-way a Technology Master License for China, such that starting from October 5, 2016, all future fishery project development in China using APM-RAS or ODRAS will be developed by Tri-way. CA has been hired by Tri-way as the Company’s turnkey contractor to provide consultation respective of Tri-way’s operations.

CA’s aim, in addition to providing quality service to Tri-way in China, is expecting to expand its reach to introduce and help implement its APM-RAS and ODRAS plant and equipment and services, worldwide.

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

Intellectual Property Rights

The Company and its business are, to some extent, dependent on patents, licenses and other intellectual property rights. As of the date of this Annual Report, the Company holds intellectual property for fertilizer formulas, livestock feed fermenting formulas and indoor fish farm techniques. These include an enzyme technology master license registered under a Chinese patent for the manufacturing of livestock feed and bioorganic fertilizer, and an aromatic-feed formula technology to produce aromatic cattle, and a bacterial cellulose technology license.

On 12 November 2008, Tri-way Industries Limited entered a Sales and Purchase of Technology Master License Agreement with the inventor of a patent, Mr Shan Dezhang, concerning the sale and purchase of the master licence rights of a patent registered in China under the name of “Zhi Wu Jei Gan Si Liao Chan Ye Hua Ji Qi Zhi Bei Fang Fa”, with patent number ZL200510063039.9. The patent relates to methods of processing plant straw into animal fodder and industrialisation of product of plant straw fodder. Under the agreement, Tri-way Industries Limited is licenced to use and to licence others to use the secrets, copyrights processes and other intellectual property rights associated with the patent in any territories in the world free from all encumbrances with all rights to the patented intellectual property and related brand and label as provided under the laws of China. The total purchase price of the patent was USD 8,000,000, to be paid in several installments. As Tri-way Industries Limited is not a Chinese company, relevant Chinese authorities must under applicable Chinese law, approve the assignment. The patent assignment has not been registered. Consequently, under Chinese law, the patent shall not take priority over the interests of third parties who are in good faith.

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

Rights to this technology have been transferred to HSA by SIAF after SIAF obtained this, as well as other assets, in exchange for assumed liabilities of Tri-way because of the carve-out.

On 20 June 2011, SJAP entered an agreement with Guangzhou City Garwor Trading Company Limited, pursuant to which Guangzhou City Garwor Trading Company Limited transferred its trademarks with registration numbers, 3713869 and 3713868, as well as a microbial patent with patent number ZL200610033295.8. The total transfer fee for the trademarks and the patent was RMB 12 million and the transfer fee for the technology secrets was RMB 1 million. Per the said agreement, the transfer fees shall be paid by the interest generated from the utilization of the patent. Moreover, the said agreement stipulates that any new technology improvements of the invention shall belong to both parties, and that any resulting profits shall be shared equally. Guangzhou City Garwor Trading Company Limited is a shareholder in the transferee and therefore a related party. An evaluation report was not filed with the transaction. Although this is not a formal requirement under Chinese law and the contract is valid, this may lead to the contract being challenged in the future based on unfairness. Moreover, as the transferor, Guangzhou City Garwor Trading Company Limited, is not the owner of the trademark, the said agreement is void under Chinese law and SJAP has therefore not obtained ownership of the trademarks. This may be corrected if SJAP enters into an agreement with the trademark owner. If SJAP uses the trademark without prior consent of the trademark owner, this would constitute trademark infringement. However, SJAP is intending to write off said trademark, and does not intend to use the trademark in question.

Loans and contractual obligations

Short-term financial debt

Name of Lender	Total facility	Utilized facility	Interest Rate	Tenure	Comment
Da Tong National Development Rural Bank Limited Da Tong County, Xining City, Qinghai Province, the P.R.C.	RMB 20,000,000 (USD 2,883,090)	RMB 20,000,000 (USD 2,883,090)	10%	July 14 ,2016 - May 28, 2017	Issued to SJAP & QZH Secured by land use rights and guaranteed by third party

Long-term financial debt

Name of Lender	Total facility	Utilized facility	Interest Rate	Tenure	Comment
China Development Bank Beijing City, the P.R.C.	RMB 40,000,000 (USD 5,766,182)	RMB 40,000,000 (USD 5,766,182)	5.39%	December 16, 2016 – December15, 2026	Issued to SJAP Long-term loan
EuroChina Capital Stockholm, Sweden	USD 33,000,000	USD 33,000,000	10.50%	24 August 2014 – 28 February 2020	Convertible, Junior to all outstanding debt

Agricultural Development Bank of China Credit Facilities:

On the October 23, 2015, the Company’s subsidiary SJAP entered three agreements regarding credit facilities with the Agricultural Development Bank of China, Huangyuan County Branch. The agreements grant SJAP a credit of RMB 35 million, RMB 20 million and RMB 35 million, respectively, at an interest rate of 6.40 percent. The agreements are valid for 12 and 60 months after the date of each agreement. The credit facilities are personally guaranteed by Mr. Zhao Yilin, the general manager and legal representative of SJAP who has given personal guarantees for the repayment of the loan sums of RMB 25 million and RMB 15 million plus interest and charges payable under the loan agreements. Land use rights and building ownership rights with net carrying amount of USD 471,048 also secure the credit facilities. Agreements between SJAP and the Agricultural Development Bank of China regarding credit facilities have been entered into on a yearly basis during the last three years. As of December, 2016 SJAP repaid all loan facilities to Agriculture Development Bank of China and entered a long term long facility (for loan amount of RMB 40,000,000 over a period of 10 years) from China Development Bank on December 16, 2016.

Negotiable Convertible Promissory Note (NCP Notes)

On August 29, 2015, TRW issued negotiable promissory notes to three fund companies and one individual for $3,450,000 with SIAF acting as guarantor for repayment.

•	Issuer: Tri-way Industries Limited (“TRW”)
•	Principal amount: $3,450,000
•	Interest rate 2.50% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
•	Default interest rate 15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
•	Interest payment Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
•	Repayment date: Repaid in full within 120 calendar days from the issue of notes
•	Security: Corporate guarantee by the Company

•	Conversion option: Noteholder can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the noteholder giving not less than 5 business days prior written notice to TRW and the Company, the principal amount shall be converted into shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issued shares or existing shares, at their sole discretion. The initial conversion price is USD 12.00. In the event of a dividend, share split or consolidation or spin-off (each a “Corporate Event”) of the Company, the conversion price shall be adjusted to provide the same economic value to the noteholders as if such a Corporate Event did not occur.

Since SIAF has assumed all accrued liabilities of Tri-way in exchange for equity holdings in the company, two NCP Notes were transferred to SIAF on September 30, 2016 amounting to $1,013,397.00 payable on or before 31.03.2017 (includes principal and accrued interest to 31.03.2017), and the other amounting to $669,129.00 (principal) at 5% interest, repayable on or before July 31, 2017.

EuroChina Capital Convertible Note:

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

Except as otherwise approved by the Noteholder in an aggregate amount not to exceed USD 5,500,000 of indebtedness and other payables currently owed to vendors and lenders, the Company is prohibited from entering into any agreement with any vendor or lender that involves the issuance of any equity securities as payment for any amounts owed to such vendor or lender or actually issue any such equity securities to such vendor or lender as payment for any such amounts (“Debt settlements”) from and after the date of the Note.

Upon the Noteholder’s request, the Company is required to use its best efforts to promptly have the Note listed through Euroclear on any exchange on which the Noteholder may request, maintain such listing of the Note and register the Note with the United States Securities and Exchange Commission (the “SEC”).

Facility	Total Facility	Utilized facility	Unutilized facility	Interest rate	Maturity date
10.50% convertible note	MUSD 25 (following 25% discount)	USD 25 M	USD 0	10.5%	28 February 2020

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

Of the five Chinese joint venture project companies, which are CJVs or EJVs, four are CJVs (JFD, JHMC, JHST, SJAP) and one is an EJV (HSA).4

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

Consulting and Services Agreement (through September 30, 2016)

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

As of October 5, 2016, when Tri-way became the developer and operator of all fishery C&S Projects formerly under SIAF, CA’s new role is one of turnkey operator appointed by and working on behalf of Tri-way.

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

License Rights

Through the past 10 years (from 2007 to present) the Company has improved and modified the Recirculating Aquaculture System (RAS) originally pioneered in Germany into a unique system designed for indoor systems referred to as A Power Module (“APM indoor”) and an outdoor module called open dam RAS (“ODRAS”). We provide two types of licenses under this technology namely, a Developer License permitting a fishery project license to utilize the technology in its design of the APM–indoor or ODRAS farms, and an Operator license permitting the use of APM-indoor or ODRAS technology at their respective farms. Each license is granted a 50-year term per assigned module unit for a one-time fee of $50,000 per license, that is a $50,000 fee for rights to the Developer license and a $50,000 fee for rights to the Operator license for 50 years per developed module.

On 12 November 2008, the Company’s subsidiary TRW entered into an agreement with the inventor of a patent, Mr. Shan Dezhang, concerning the sale and purchase of the master license rights of a patent registered in China with patent number ZL200510063039.9.

On 15 May 2009, TRW (as licensor) entered a sub-license agreement with SJAP (as licensee) concerning the sub-licensing of the above-mentioned patent (ZL200510063039.9). For further information on the aforementioned agreements, please refer to the section entitled “Intellectual Property Rights” above.

Carve-outs

The Company has announced that it has begun the first of three or four contemplated divestitures. The Company is currently exploring various opportunities for reorganizing or restructuring some of its current assets into new companies by means of mergers and / or acquisitions with the aim to establish higher independent fair market values for said companies (or respective related assets) by either listing each of said companies on a suitable stock exchange or selling them in a receptive market (or to a receptive buyer). The first carve-out (Tri-way) is comprised of aquaculture operations. The new company holds one single share class and shall conform to corporate governance standards assigned by the Hong Kong Securities and Futures Commission as well as the potential Stock Exchange targeted for its listing. The Company’s aquaculture operations, namely the C&S Project farms are as follows:

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

Because of the carve-out, Tri-way, as of October 5, 2016, is now categorized under SIAF as an investor in associate status from its original categorization as a SIAF subsidiary. Prior to the carve-out, Tri-way had assumed 100% holdings in JFD (previously, a 75% owned subsidiary) on August 16, 2016. Subsequently, Tri-way has merged / acquired in exchange for equity, all C&S farm projects and their respective assets.

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

Economic outlook in China

China’s economy is at present second only to that of the United States, having overtaken Japan’s role as number two in 2010.5 The OECD expects that China’s real GDP will grow by 6.9 percent in 2016.6 The IMF expects that China will be the world’s largest economy in 2017 with 18.3 percent of the world economy. The strong growth in China has delivered major improvements in living standards and poverty has been reduced dramatically.7 Based on the World Bank’s classification, China recently graduated from lower to upper middle-income status. A growing emphasis on improving access to health and education as well as high investment in infrastructure have helped spread the benefits of growth nationally including in rural areas, where incomes have enjoyed consistently strong gains.

Agriculture in China

China is the world’s largest agricultural economy. It is the leading producer of many agricultural commodities such as pork, horticultural products, rice and cotton and also the largest consumer of many agricultural products, such as pork, rice and soybeans. While China generally has been successful in meeting its rapidly rising demand for food and grains by increasing domestic production, it has emerged as a leading global importer of several agricultural commodities, including cotton, soybeans, vegetable oils, and animal hides. As its domestic agricultural production, has grown, China has also become the largest exporter in global markets for several horticultural products, including mandarin oranges, apples, apple juice, garlic and other vegetables.

China’s increasingly important position in global agricultural markets followed decades of gradual growth in domestic food production and consumption. After the introduction of market-based reforms in 1978 that included the elimination of the collective production system and relaxation of government direction over certain farmer production and marketing decisions, Chinese agricultural output grew significantly. Between 1978 and 2008, China almost doubled its production of grains (rice, wheat and corn) and quadrupled its production of meats; the production of fruit and milk was about 30 times greater in 2008 than in 1978. During these three decades, population growth of about 1 percent annually, coupled with annual per capita income growth of 8 percent, fueled a significant increase in demand for more and higher-value agricultural products, especially by China’s large and growing middle class. China’s rapid growth in food consumption was largely met by domestic production growth, enabling it to remain self-sufficient in most major commodities.

About 40 percent of China’s population of 1.3 billion is employed in the agricultural sector, and agriculture contributes about 11 percent to China’s GDP.8

China’s support for agriculture

China’s government support for agriculture is low compared to that of developed countries, such as the United States and European Union, but in line with that of other rapidly growing economies, according to USITC. As measured by the OECD’s PSE9, the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose during the period 2008-2010. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to USITC. Government support to China’s agricultural sector indicates that Chinese policymakers are placing a renewed emphasis on the rural economy. Indirect support, in the form of general services, is very high relative to similar support programs in other countries, due largely to investments in agricultural infrastructure. General services include modern research and extension services, food safety agencies, and agricultural price information services, most of which provide benefits to producers and consumers throughout the economy. Compared with direct payments to farmers, general services support is less production-distorting to the sector.

5 The World Bank: China 2030, Building a Modern, Harmonious, and Creative Society (pages 3, 376-377), 2013

6 OECD Economic Outlook No. 92 (database)/OECD economic surveys: China 2013

7 The World Bank; China 2030, Building a Modern, Harmonious, and Creative Society, 2013 (pages 3, 376-377)

8 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011 pages 1-1 and 1-8

9 OECD: PSE is defined as the estimated monetary value of transfers from consumers and taxpayers to farmers, expressed as a percentage of gross farm receipts (defined as the value of total farm production at farmgate prices), plus budgetary support.

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

The market for aquatic products and aquaculture in China

The information in this section regarding aquatic and aquaculture, including graphs, is taken from the USDA’s GAIN Report Number: CH12073 per 12/28/2012 unless otherwise stated.10

10 Definition of terms: China’s definition of aquatic products includes both cultured (farm-raised) and wild caught products; aquatic products include fish, shrimp/prawn/crab, shellfish, algae, and other. Aquatic catch production is total volume of both fresh and seawater wild caught aquatic products; Aquaculture production is the total volume of both fresh and seawater cultured (farmed) aquatic products. This report will use Chinese terminology to maintain consistency between Chinese statistics and product categories. Total aquatic trade statistics below do not include fishmeal.

Total Aquatic Products Production

China has the world’s largest aquatic production and its market share of the world’s fish production has risen from 7 percent in 1961 to 37 percent by 2012. China alone accounted for 62.3 percent of the aquaculture production in the world by volume in 2012. Aquaculture represents more than 70 percent of the total fish production in China. Total 2012 aquatic production in China increased 7.5 percent to reach 58.9 million tons, compared to the 54.8 million tons in 2011, per the FAO.11

11 Food Outlook, October 2014, FAO

27

Fish production accounts for 59 percent of the total aquatic production, followed by shellfish and crustaceans at 22.6 percent and 10 percent, respectively. Fish production is, per the USDA, expected to continue its upward growth trend to reach 34.5 million tons in 2012, up from 33 million tons in 2011 and 31.3 million tons in 2010.

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

Total aquatic products in China amounted to 59.1 million tons, where seawater aquatic products represented 30.3 million tons or 51.34 percent and freshwater aquatic products amounted to 28,743,000 tons or 48.66 percent of the total production. Fish is the most produced product and accounts for almost 61 percent of the total production, followed by shrimp, prawn and crab and shellfish. The majority of the production is in the region Shandong, Guangdong, Fujian, Zhejiang and Jiangsu. These five regions represented more than 55 percent of the total production of aquatic products in China. All regions are located nearby water and fish and other aquatic products is a common source of protein for the inhabitants in these regions.12

Aquatic consumption

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

Per the National Bureau of Statistics of China the overall price level of aquatic products increased 3.9 percent in July 2014 compared to the same month in 2013.13

Exports and imports

China is by far the largest exporter of aquatic products in the world, with total exports amounting to USD 19.6 billion in 2013 compared to Norway that is the second largest exporter in the world with exports amounting to USD 10.4 billion.

12 China Statistical Yearbook 2013

13 Consumer Prices for July 2014, National Bureau of Statistics of China.

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

Recirculating Aquaculture Systems

Recirculating aquaculture systems (“RAS”) is a technology that enables the same water to be reused within the same tank, and operates through filtering this water, at a high frequency, making it an efficient and environmentally friendly method to operate water tanks. The advantages of RAS include improved productivity, lower labor requirements and lower mortality rate of the animals. Historically, the Chinese population are used to fresh aquatic products and prefer locally produced food if they can be assured of food quality and safety. Studies show that consumers overall are willing to pay an average premium of 3.9 percent for Closed Containment Aquaculture (“CCA”) compared to conventional farming methods such as sea water farming.14

The market for meat in China

China is by far the world’s largest producer and consumer of meat which includes pork, poultry and beef. Historically, this situation did not have a large impact on the rest of the world, as China, for the most part, maintained self-sufficiency in meat. However, since 2007 the situation has changed dramatically. China has gradually turned into a net importer of meats.

World meat production was around 308.5 million tons in 2013.15 China’s meat production reached 86.05 million tons in 2013. China’s total meat production was more than double of any other country in the world, where total meat production in the United States amounted to 42.80 million tons in 2013.

With strong economic growth, China’s urbanization has occurred at a faster pace than commonly expected. By the end of 2011, the urban population for the first time exceeded the rural population, reaching 51.3 percent of the total population. If rural migrants working in urban areas are included, the population working and living in urban areas accounted for about 70 percent of the total population. Urbanization and rising purchasing power has led to a dietary pattern change switching from the consumption of traditional food grain products to an increase in consumption of meat.16 The change in consumer preferences, meaning higher priced red meat representing a major part of Chinese consumers’ main protein source, partly derives from the perception that consumption of red meat is equal to higher status than consumption of poultry or pork.17

There are several other specific market drivers which underpin the increase in demand for red meat. One driver is the improved living standard in China which stimulates the growth of beef markets since beef often sells at a much higher price and traditionally has been more expensive than what most people can afford. Another is the fact that Chinese people’s dietary structure is becoming more diversified and reasonable, bringing larger amount of beef consumption since beef has nutritional benefits. Lastly, a gradual lowering of import taxes is likely to support sufficient supply of cattle.

The strong rise in feed grain prices in the past five years is now moving substantially through the market chain and is being reflected in higher meat prices except for poultry where adjustments have been made. On the contrary, world meat consumption continues to grow at one of the highest rates among major agricultural commodities. Thus, developing countries can expect an increase in meat imports despite strong meat prices, driven by population and income growth with high elasticity of demand. Equally so, strong prices will result in sustained export earnings, which will encourage large meat exporting countries to invest in international meat markets. When breaking the expected increase of demand down by region it is evident that the Asia and Pacific region is projected to stand for the largest increase in demand by far.18

Market drivers

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

Chinese people’s dietary structure becomes more diversified and reasonable, bringing larger amount of beef consumption:

14 Review of Recirculation Aquaculture System Technologies and their Commercial Application, Stirling Aquaculture, Institute of Aquaculture.

15 Food Outlook Global Market Analysis, FAO, October 2014

16 China’s growing appetite for meats: Implications for World meat trade. A Multi-Client Study, April 2012

17 China and Hong Kong: Food Opportunities for Maine, Maine International Trade Center, March 2012

18 Meat - OECD-FAO Agricultural Outlook 2012-2021

At present, Chinese people are changing their diet patterns to higher and richer nutrition. From a nutritional perspective, beef not only contains high unsaturated fatty acids and high protein, it also has low fat and lots of nutrition, which makes it perfect for the healthy diet. Thus, in the future, beef is expected to replace some parts of the market shares in pork, chicken and other meats.19

The market for fertilizer in China

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

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East - which enable residents to afford more expensive food items - demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.20

In 2006, the central government started a program intended to partially compensate farmers for price increases in fuel, fertilizer and other agricultural inputs. In the case of fertilizers, government support is part of several separate programs targeting fertilizer producers, with cost reductions being passed along to farmers purchasing the input. By 2009, fuel and fertilizer subsidies totaled USD 10.5 billion.21

Market for fruits and vegetables in China

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

The most commonly consumed tropical fruits in China are pineapple, mango, banana, litchi, coconut, longan and cashew. However, demand for, e.g., mangosteen, star fruit, durian and dragon fruit is quickly growing among the population in the first and second tier cities. The China Fruit Marketing Association estimates that the consumption of tropical fruits accounts for roughly 10 percent of all the fruit in China, equivalent to approximately 19,000,000 tons. Analysts estimate that about 80 percent of the tropical fruit in China is consumed fresh, contrary to canned or processed fruit.

19 Frost & Sullivan: China’s beef market has great growth potential

20 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

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

Laws and Regulations Related to Employment and Labor Protection

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (“Employment Contract Law”), which became effective as of January 1, 2008, and was amended on December 28, 2012. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

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

As of December 31, 2015, we had entered written employment contracts with three of our employees.

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

The EIT Law also provides that an enterprise established under the laws of a foreign country or region but whose “de facto management body” is in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its global income. The Implementing Rules merely defines the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” The SAT issued the Circular regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. The SAT issued the Bulletin regarding the Administrative Measures on the Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Interim) on July 27, 2011, which became effective on September 1, 2011, providing more guidance on the implementation of Circular 82. This bulletin clarifies matters including resident status determination, post-determination administration and competent tax authorities. Although both Circular 82 and the bulletin only apply to offshore enterprises controlled by PRC enterprises, not companies like us, the determining criteria set forth in Circular 82 and the bulletin may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to January 1, 2008.

The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a Foreign Invested Enterprise (an “FIE”) to its immediate holding company outside of China if such immediate holding company is considered a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous law. The State of Nevada, where the Company is incorporated, does not have such tax treaty with China. The SAT further promulgated a circular, or Circular 601, on October 27, 2009, which provides that the tax treaty benefits will be denied to “conduit” or shell companies without business substance and that a beneficial ownership analysis will be used based on a “substance-over-form” principle to determine whether to grant the tax treaty benefits. Most our subsidiaries in China are directly held by our non-Chinese subsidiaries. If we are regarded as a non-resident enterprise and our non-Chinese subsidiaries are regarded as resident enterprises, then our non-Chinese subsidiaries may be required to pay a 10% withholding tax on any dividends payable to us. If our non-Chinese subsidiaries are regarded as non-resident enterprises, then our PRC subsidiaries may be required to pay a 5% withholding tax for any dividends payable to our non-Chinese subsidiaries, however, it is still unclear at this stage whether Circular 601 applies to dividends from our PRC subsidiaries paid to our non-Chinese subsidiaries, and if our non-Chinese subsidiaries were not considered as “beneficial owners” of any dividends from their PRC subsidiaries, whether the dividends payable to our non-Chinese subsidiaries would be subject to withholding tax at a rate of 10%.

The EIT Law and its Implementation Rules have tried to scrutinize transactions between related parties. Pursuant to the EIT Law and its Implementation Rules, the tax authorities may impose mandatory adjustment on tax due to the extent a related party transaction is not in line with arm’s-length principle or was entered with a purpose to reduce, avoid or delay the payment of tax. On January 8, 2009, the SAT issued the Implementation Measures for Special Tax Adjustments (Trial), which clarifies the definition of “related party” and sets forth the tax-filing disclosure and documentation requirements, the selection and application of transfer pricing methods, and transfer pricing investigation and assessment procedures.

On December 10, 2009, the SAT issued a circular on Strengthening the Administration of Enterprise Income Tax Collection on Income Derived from Equity Transfer by Non-resident Enterprise, or Circular 698. Pursuant to Circular 698, non-resident enterprises should declare any direct transfer of equity interest of PRC resident enterprises and pay taxes in accordance with the EIT Law and relevant laws and regulations. For an indirect transfer, if the effective tax rate for the transferor (a non-PRC-resident enterprise) is lower than 12.5% under the law of the jurisdiction of the direct transferred target, the transferor is required to submit relevant transaction materials to PRC tax authorities for review. If such indirect transfer is determined by PRC tax authorities to be a transaction without any reasonable business purpose other than for tax avoidance, the gains derived from such transfer will be subject to PRC income tax.

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

Risks Related to Our Company

The Tri-way carve-out has resulted in increasing dependence on a few major customers.

After the Tri-way carve-out, the number of direct major customers associated with SIAF subsidiaries has been reduced, with the concentration of major customers now handled through the Corporate Division via its main distribution agent, Shanghai Vigor Trading Co. Ltd. (“Vigor”), such that a loss of business with Vigor will have an adverse effect on SIAF’s Corporate Division operational performance. The Corporate Division accounted for 52.77% of consolidated revenues during the fiscal year ended December 31, 2016.

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

As of December 31, 2016, we had net working capital of $297,338,248, including cash and cash equivalents of $2,576,058. Our capital requirements to accomplish our planned vertically integrated development and growth plan of our business are significant.

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

However, as a vertically integrated operator, we must assume all the above-mentioned risks. China is a developing country; compared to other developed nations, its agriculture industry is not modern. Thus, management believes that it is essential for us to develop our business operation in a vertically integrated manner so that we can achieve reasonable profit margins for our products. We believe that the multiple layers of profits generated through vertical integration may compensate to some degree for the variety of risks that we face through the multiple operations; however, the overall risks are much greater. At the same time, our five-year plan for vertically integrated developments is not fully completed, and the remaining developments may require significant capital expenditures and management resources. Failure to implement these vertically integrated developments could hurt our ability to manage our growth and our financial position.

To accomplish the objectives discussed above and to execute our business strategy, we need access to capital on appropriate terms. We currently have no commitments with any third party to obtain such additional financing and we cannot assure you that we will be able to obtain the requisite additional financing on any terms and, if we can raise additional funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. About any such financing, we may be required to provide registration rights to the investors and pay damages to the investors if the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price. We cannot assure you that our business objectives, particularly over the longer term, will be met on a timely basis, if at all. Consequently, we may be unable to meet fixed obligations and expenses that will be generated in the operation of our business, whether as presently in existence or as proposed. Any failure to obtain requisite financing on acceptable terms could have material and adverse effect on our business, financial condition and prospects.

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

Part of our future growth strategy is to increase our production capacity to meet increasing demand for our goods. Assuming we obtain sufficient funding to increase our production capacity, any projects to increase such capacity may not be constructed on the anticipated timetable or within budget. We may also experience quality control issues as we implement any production upgrades. Any material delay in completing these projects, or any substantial cost increases or quality issues about these projects could materially delay our ability to bring our products to market and adversely affect our business, reduce our revenue, income and available cash, all of which could harm our financial condition.

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

As producers, active in the agriculture industry, our subsidiaries are presently exempt from income tax and enjoy various incentive grants and subsidies given by the Chinese government. If the Chinese government were to change its presently favorable policy toward the agriculture industry, we would no longer enjoy our present tax-related privileges, which would materially and adversely impact our sales performance, margins, and net profit and our costs structure. We have experienced, and may continue to experience, quick changes of policies by the Chinese government. If we do not effectively and efficiently manage our growth on time due to lack of capital, we could suffer adversely from the consequences of any such policy changes.

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

We do not expect to encounter any epidemics in our aquaculture fishery farms in districts of the Guangdong Province or cattle farms in Huangyuan District of the Qinghai Province. However, in the event of epidemics, we expect that our marine animals and our cattle will be quarantined until a sanitary certificate for clean bill of health is obtained, before any of our products will be sold. In an extreme situation where our products would fail to obtain the sanitary certificate, they will be destroyed subject to the direction of the Inspection Authorities of the Agriculture Department of China. There is compensation granted by the Chinese government for the destruction of our products but only for a fraction of our cost of production; as such the Company, will bear virtually all losses under such circumstances.

Furthermore, the 2008 Sichuan earthquake also had a negative impact on many businesses in that region. Losses caused by epidemics, adverse weather conditions, natural disasters and other catastrophes, including SARS, avian flu, swine flu, earthquakes or typhoons, will adversely affect our operations.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any specific acquisitions, if we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in acquiring, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by several inherent risks, including, without limitation, the following:

•	difficulty of integrating acquired products, services or operations;
•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	difficulty of incorporating acquired rights or products into our existing business;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	potential impairment of relationships with employees and customers because of any integration of new management personnel;
•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
•	effect of any government regulations which relate to the business acquired;
•	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

Our agricultural operations are situated in Qinghai Province, Hunan and Guangdong Province. Qinghai Province in particular is subject to occasional periods of drought. Crops require water in different quantities at different times during the growth cycle. The limited water resource at any given point can adversely impact production. In Qinghai, our cropping and pasture land presently comprises over 5,000 acres, an area too big and too costly to afford drip irrigation systems for our crops. In Hunan, the district of Linli where we have over 300 acres of crop and pasture land may from time to time be subject to flooding that could affect our agriculture production. In Enping, Guangdong, our HU Plants are very susceptible to dry and wet seasonal variation that could also affect our agriculture production.

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

Severe weather conditions may occur with higher frequency or may be less predictable in the future because of climate change.

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

In addition, public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products. However, even if market prices are unfavorable, some of our agricultural products which are ready to be, or have been, harvested must be brought to market promptly. A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business, results of operations and financial condition.

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

The sales of our products may involve the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, packing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe, our facilities comply in all material respects with all applicable laws and regulations, including internal product safety policies, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image. We do not maintain product liability insurance.

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

Per the specific characteristics of agricultural production in China, we have given our subsidiary companies and their farms a certain degree of independency in decision-making. On one hand, this independency increases the sense of ownership at all levels, on the other hand it has also increased the difficulty of the integration of operation and management, which has resulted in increased difficulty of management integration. In the event, we are not able to successfully manage our subsidiaries this will result in operating difficulties and have a negative impact on our business.

One or more distributors could engage in activities that harm our brand and our business.

Our products are sold primarily through distributors, who are responsible for ensuring that our products have the appropriate licenses to be sold to farmers in their provinces, and are stored at the correct temperature to ensure freshness and meet shelf life terms. If distributors do not obtain the appropriate licenses, their sales of our products in those provinces may be illegal, and we may be subject to government sanctions, including confiscation of illegal revenues and a fine of between two and three times the amount of such illegal revenues. Unlicensed sales in a province may also cause a delay for our other distributors in receiving a license from the authorities for their provinces, which could further adversely impact our sales. In addition, distributors may sell our products under another brand licensed in a province if our product is not licensed there. If our products are sold under another brand, the purchasers will not be aware of our brand name, and we will be unable to cross-market other seed varieties or other products as effectively to these purchasers. Moreover, our ability to provide appropriate customer service to these purchasers will be negatively affected, and we may be unable to develop our local knowledge of the needs of these purchasers and their environment. Furthermore, if any of our distributors sell inferior seeds produced by other companies under our brand name, our brand and reputation could be harmed, which could make marketing of our branded seeds more difficult. As of the date of this Annual Report, we are not aware of the occurrence of any of the potential violations by our distributors described above.

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

We are required to hold a variety of permits and licenses to conduct business in China. We may not possess all the permits and licenses required for each of our business segments. In addition, the approvals, permits or licenses required by governmental agencies may change without substantial notice, and we could fail to obtain the approvals, permits or licenses required to expand our business. If we fail to obtain or to maintain such permits or licenses, or if renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we could offer. Thus, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to Doing Business in China

Under PRC law, we are required to obtain and retain permits and business licenses, and our failure to do so would adversely impact our ability to conduct business in China.

We hold various permits, business licenses, and approvals authorizing our operations and activities, which are subject to periodic review and reassessment by the Chinese authorities. Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty. If renewals, or new permits, business licenses or approvals required by existing or new facility activity, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we may not be able to continue to operate our facilities which would have a material adverse effect on our operations. If new standards are applied to renewals or new applications, it could prove costly for us to meet these new standards.

The PRC economic cycle may negatively impact our operating results.

We believe that the rapid growth of the PRC economy before 2008 generally led to higher levels of inflation. We believe that the PRC economy has more recently experienced a decrease in its growth rate. We believe that several factors have contributed to this deceleration, including appreciation of the RMB, the currency of China, which has adversely affected China’s exports. In addition, we believe the deceleration has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and the significance of the adverse impact it may have on the global economy in general or the Chinese economy in particular. Slowing economic growth in China could result in weakening growth and demand for our products, which could reduce our revenues and income. In the event of a recovery in the PRC, renewed high growth levels may again lead to inflation. The government’s attempts to control inflation may adversely affect the business climate and growth of private enterprise. In addition, our profitability may be adversely affected if prices for our products rise at a rate that is insufficient to compensate for the rise in inflation.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi (RMB) into foreign currencies and, if the RMB were to decline in value, reducing our revenue in U.S. dollar terms.

The exchange rate of the RMB is currently managed by the Chinese government. On July 21, 2005, the People’s Bank of China, with the authorization of the State Council of the PRC, announced that the RMB exchange rate would no longer be pegged to the U.S. Dollar and would float based on market supply and demand regarding a basket of currencies. Per public reports, the governor of the People’s Bank has stated that the basket is composed mainly of the U.S. Dollar, the European Union Euro, the Japanese Yen and the South Korean Won. Also, considered, but playing smaller roles, are the currencies of Singapore, the United Kingdom, Malaysia, Russia, Australia, Canada and Thailand. The weight of each currency within the basket has not been announced.

The initial adjustment of the RMB exchange rate was an approximate 2% revaluation from an exchange rate of 8.28 RMB per U.S. Dollar to 8.11 RMB per U.S. Dollar. The People’s Bank announced that the daily trading price of the U.S. Dollar against the RMB in the inter-bank foreign exchange market would float within a band of 0.3% around the central parity published by the People’s Bank, while trading prices of non-U.S. Dollar currencies against the RMB would be allowed to move within a certain band announced by the People’s Bank. The People’s Bank has stated that it will adjust the RMB exchange rate band when necessary per market developments as well as the economic and financial situation. In a later announcement published on May 18, 2007, the band was extended to 0.5%. Since July 2008, the RMB has traded at 6.83 RMB per U.S. Dollar. Recent reports indicate an upward revaluation in the value of the RMB against the U.S. Dollar may be allowed. The People’s Bank announced on June 19, 2010 its intention to allow the RMB to move more freely against the basket of currencies, which increases the possibility of sharp fluctuations in the value of the RMB soon and thus the unpredictability associated with the RMB exchange rate.

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

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner like a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign company on a case-by-case basis.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we could be subject to the enterprise income tax at a rate of 25 percent on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. Thus, if we are treated as a PRC “qualified resident enterprise,” all dividends paid from our Chinese subsidiaries to us would be exempt from PRC tax.

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

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to industries or companies.

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

We have entered numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and to not be as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

The application of PRC regulations relating to the overseas listing of PRC domestic companies is uncertain, and we may be subject to penalties for failing to request approval of the PRC authorities prior to listing our shares in the U.S.

As mentioned above, on August 8, 2006, six PRC government agencies, i.e., MOFCOM, the SAIC, the CSRC, SAFE, the State-Owned Assets Supervision and Administration Commission (“SASAC”) and SAT, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rules”), which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles” that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles. We were and are not required to obtain the approval of CSRC under the new M&A Rules about this transaction because we were and are not a special purpose vehicle formed or controlled by PRC individuals.

However, there are substantial uncertainties regarding the interpretation, application and enforcement of these rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company structured like ours is subject to the approval of CSRC. Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78”. It is not clear whether Circular 78 covers all forms of equity compensation plans or only those that provide for the grant of stock options. For any equity compensation plan, which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with, and obtain the approval of, SAFE prior to their participation in any such plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participate in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. As of the date of this filing, we have not adopted any incentive plans, but may do so in the future. Any such plan may grant equity compensation, including, but not limited to, stock options, to our PRC employees and/or directors. The grant of any equity compensation under such a plan to a PRC citizen, however, may under Circular 78 require the PRC citizen to register with and obtain approval of SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that our such a plan, or any equity compensation grant under such a plan, is subject to Circular 78, failure to comply with such provisions of Circular 78 may subject us and any recipients thereof to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees and/or directors. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and/or prevented.

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

Government policies are subject to rapid change and the government of the PRC may adopt policies that have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state or rural collective economic organizations owned and leased to business entities or individuals through governmental grants of the land use rights. The grant process is typically based on government policies at the time of the grant, which could be lengthy and complex. This process may adversely affect our business. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to industries or companies. Uncertainties may arise as a result of changing governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

Our use of the allocated land may be subject to challenges in the future.

All land use rights that we own are land use rights relating to allocated land. The local governmental authorities have granted such land use rights to us for free use or at a discounted levy rate given our contribution to the development of the local economy. However, pursuant to the Catalogue on Allocated Land issued by the Ministry of Land Resources of the PRC (the “Catalogue”), the land use rights for allocated land may only be granted to those specific projects which follow the Catalogue, subject to the approval of the competent governmental authorities. We, as a privately owned agricultural producer, may not be qualified to be granted such land use rights for allocated land per the Catalogue. Consequently, our use of such land may be subject to challenge in the future, and the legal consequences could include the confiscation of such land by the governmental authorities or a demand that we pay a market price for purchasing the land use rights for such land and converting the allocated land use right to a granted land use right.

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

Substantially all our assets will be in the PRC and all of our officers and our present directors reside outside of the United States. Thus, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the federal securities laws.

We do not have insurance coverage.

We currently do not purchase property insurance for our properties, including raw materials, semi-manufactured goods, manufactured goods, buildings and machinery equipment, livestock, and we currently do not carry any product liability or other similar insurance, nor do we have business liability or business disruption insurance coverage for our operations in the PR. There is no insurance covering risks incurred through seasonal variation consequences. In this respect, we as an engineering based company have qualified personnel and staffs to manage and to limited the happenings of these relevant risk factors; however, there is no guarantee that accidents will not happen, and if they happen, the consequences may have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in the PRC. We cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Labor laws in the PRC may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the New Labor Contract Law, which became effective on January 1, 2008. The New Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain terminations be based upon seniority and not merit. In the event, we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of companies. Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether adversely determined, have a material adverse effect on our business, financial condition, results of operations and prospects.

One of our directors and officers controls a majority of our common stock and his interests may not align with the interests of our other stockholders.

Solomon Lee, our chairman, chief executive officer and president, controls our company and beneficially holds more than 50.1% of the voting rights vested our issued and outstanding common stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a Company, can significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. In addition, without the consent of Mr. Lee, we could be prevented from entering transactions that could be beneficial to us. Mr. Lee may cause us to take actions that are opposed by other stockholders as his interests may differ from those of other stockholders.

Future issuances of capital stock may depress the trading price of our common stock.

Any issuance of shares of our common stock (or common stock equivalents) after the date hereof could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock. We may issue additional shares of our common stock in the future for several reasons, including financing our operations and business strategy (including about acquisitions, strategic collaborations or other transactions).

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

Although we managed to maintain our liquidity to a certain degree, our share price has suffered. Many Chinese companies suffer from this stigma, which tends to affect both market prices and liquidity, and our company is no exception. Reasons with varying degrees of legitimacy explain this stigma, including but not limited to: (i) investors’ experience of losses suffered during investing in other Chinese companies, (ii) the difficulty some Chinese companies have had in preparing auditable financial statements, and (iii) the difficulty in enforcing US judgments in foreign courts generally. These have contributed to a negative perception by some US investors regarding all Chinese companies publicly traded on US markets. Regardless of the reasons for this perception, if it continues over a sustained period our market prices may continue to trade below net tangible asset value per share. This would increase risk that our shareholders could lose the funds they invested in our company. It could also impact our ability to maintain our growth plan on schedule, which would adversely affect our business and financial condition.

The issuance of any of our equity securities pursuant any equity compensation plan we may adopt may dilute the value of existing stockholders and may affect the market price of our stock.

In the future, we may issue to our officers, directors, employees and/or other people’s equity based compensation under any equity compensation plan we may adopt to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives could result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of common stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock. In addition, if the holders of outstanding convertible securities convert such securities into common stock, you will suffer further dilution.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if in the future management determines that our internal control over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the NASDAQ Stock Market should we in the future be listed on this market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire several additional employees with public accounting and disclosure experience to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we have become more seasoned and viable. Therefore, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot assure you that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the shares of early stage companies have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

We use the following properties:

Summary of Our Land Assets

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Nature of ownership	Nature of project

Hunan Lot 1	HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	Lease	Fertilizer production

Hunan Lot 2	HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	Management Right	Pasture growing

Hunan Lot 3	HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	Land Use Rights	Fertilizer production

Guangdong Lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	Management Right	HU Plantation

Guangdong Lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	Management Right	HU Plantation

Guangdong Lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	Management Right	HU Plantation

Guangdong Lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	Management Right	HU Plantation

Guangdong Lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	Management Right	HU Plantation

Guangdong Lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	Management Right	Fish Farm

Guangdong Lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	Management Right	HU Plantation

Guangdong Lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	Management Right	HU Plantation

Guangdong Lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	27.02	4/1/2011	20	3/31/2031	Management Right	Cattle Farm

Qinghai Lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production

Guangdong Lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.26	3/4/2013	10	3/3/2023	Management Right (lease)	Processing factory

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

As such, any transferrable rights to the land are in the form of usufructuary rights (i.e., the right to use and enjoy the benefits derived therefrom for a period).

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

As producers, active in the agriculture industry, our subsidiaries are presently exempt from income tax and enjoy various incentive grants and subsidies given by the China Government. If the Chinese government were to change its presently favorable policy toward the agriculture industry, we would no longer enjoy our present tax-related privileges, which would materially and adversely impact our sales performance, margins, and net profit and our costs structure. We have experienced, and may continue to experience, quick changes of policies by the Chinese government. If we do not effectively and efficiently manage our growth on time due to lack of capital, we could suffer adversely from the consequences of any such policy changes.

SIAF’s Company of Companies - Rented Premises Profiles

Company	Location	Usage	Landlord	Tenure

Sino Agro Food, Inc.	Room 3801, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe District, Guangzhou City	Head Office	Guangzhou Shine Real Property Development Limited Company	July 9, 2016 to July 8, 2018

Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-3, Jiangzhou Shuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	April 1, 2013 to March 31, 2018

Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.	Unit 4-5, Jiangzhou Shuizha Building No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	June 1, 2012 to May 31, 2019

ITEM 3	LEGAL PROCEEDINGS

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

On July 24, 2007, our Common Stock began to be quoted on the Pink OTC Markets under the symbol “SIAF.PK.” Commencing January 5, 2012, our common stock has been quoted on the OTC QB under the symbol of “SIAF” and is presently quoted on the OTC QX Premier. The following table lists the closing sale price for our Common Stock as reported by The NASDAQ Stock Market for each quarter within the last two completed fiscal years.

Year 2015	High	Low
First Quarter	$11.13	$8.2
Second Quarter	$16.82	$10.55
Third Quarter	$13.83	$9.55
Fourth Quarter	$10.2	$7.8

Year 2016	High	Low
First Quarter	$11.4	$7.56
Second Quarter	$8.05	$4.34
Third Quarter	$5.85	$4.51
Fourth Quarter	$4.88	$3.42
First Quarter of 2017 through March 10, 2017	$4.22	$2.72

The closing price of our common stock on the OTC QX on March 10, 2017 was $3.45 per share.

Holders

As of December 31, 2016, an aggregate of 22,726,859 shares of our common stock were issued and outstanding and were owned by approximately 114 holders of record.

ITEM 6	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
	$	$	$	$	$
Income Data:
Total revenues	404,348,515	429,053,484	404,334,373	261,425,813	138,613,639
Income from continuing operations	342,945,752	343,649,468	404,334,373	261,425,813	138,613,639
Balance Sheet Data:
Total investments	139,854,216	769,941	817,127	-	-
Total assets	765,661,147	639,574,193	532,686,889	367,514,931	243,098,978
Debt and junior subordinated	8,649,272	6,020,942	6,716,784	4,280,794	3,356,933
debt securities	22,428,017	35,770,707	15,803,928	1,725,000	0
Stockholders' equity	703,938,053	569,935,121	462,227,658	331,598,370	217,090,742
Per Share Data:
Cash dividends declared per common share	0	0	0	0	0.099
Basic income (loss) per common share from continuing operations	2.09	2.81	5.81	6.14	6.93
Diluted income (loss) per common share from continuing operations	1.93	2.72	5.56	5.76	6.24
Book value per common share	33.46	31.68	29.17	27.42	2.65

	21,040,065	17,988,619	15,847,496	12,093,973	82,016,910

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified using forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2016 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Annual Report relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Annual Report should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented herein.

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1. (i) SJAP &, QZH and (ii) HSA)
Plantation Division	(Marked 2. JHST)
Fishery Division	(Marked 3. A. CA Engineer & Technology and
3.B. Seafood sales — (Discontinued operation from 1st October 2016)
Cattle Farm Division	(Marked 4. MEIJI and JHMC)
Corporate & Others Division	(Marked 5. SIAF)

A summary of each business division is described below:

•	1. Beef and Organic Fertilizer Division refers to:

(i)	The operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers and, (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a fully owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”); as such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

•	2. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

•	3. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

(B). Seafood Sales from CA’s projected farms (discontinued segment of operations beginning October 5, 2016; further information regarding this transition is delineated in this and other sections of the annual report)

Through September 30, 2016, Capital Award generated sales revenue from the following:

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

A (1) Income Statements (audited)

In $
Continuing operations	Audited 2016	Audited 2015	Audited 2014	Difference 2016 to 2015
Revenue	342,945,752	343,649,468	298,558,486	-703,716
Consulting, services, commission and management fee	72,156,993	92,266,930	81,680,292	-20,109,937
Sale of goods	270,788,759	251,382,538	216,878,194	19,406,221
Cost of goods sold and services	259,008,979	250,737,235	198,070,496	8,271,744
Consulting, services, commission and management fee	47,415,205	57,046,350	44,241,900	-9,631,145
Sale of goods	211,593,774	193,690,885	153,828,596	17,902,889
Gross Profit	83,936,773	92,912,233	100,487,990	-8,975,460
Consulting, services, commission and management fee	24,741,788	35,220,580	37,438,392	-10,478,792
Sale of goods	59,194,985	57,691,653	63,049,598	1,503,332
Other income (expenses)	-1,905,040	-762,922	490,887	-1,142,118
General and administrative expenses	-17,196,962	-17,744,322	-15,003,317	547,360
Net income	64,834,771	74,404,989	85,975,560	-9,570,218
EBITDA	143,229,822	100,846,665	119,641,879	42,383,157
Depreciation and amortization (D&A)	5,757,857	4,817,351	4,667,388	940,506
EBIT	137,471,965	96,029,314	114,974,491	41,442,651
Net Interest	-4,010,699	-4,270,322	-761,299	259,623
Tax	1,130	-	-	1,130
Net income (loss) from continuing operations	64,833,641	74,404,989	85,975,560	-10,428,652
Less: Net income (loss) attributable to the non - controlling interest	-20,852,875	-23,804,038	-19,691,934	2,130,190
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries	43,980,766	50,600,951	66,283,626	-6,620,185
Discontinuing operations				-
Net income/(loss) from discontinued operations	14,869,216	17,354,003	28,237,632	-2,484,787
Net gain from disposal of subsidiaries, TRW and JFD Add: Net income attributable to the non - controlling interest	56,947,005	-1,599,424	-2,456,648	56,947,005
Net income of discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries	70,995,248	15,754,579	25,780,984	55,240,669
Net income attributable to the Sino Agro Food, Inc. and subsidiaries	114,976,014	66,355,530	92,064,610	48,620,484

Weighted average number of shares outstanding
- Basic	21,041,065	17,988,619	15,847,496	3,052,446
- Diluted	23,194,083	18,576,241	16,554,566	4,617,842
Earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	5.46	3.69	5.81	1.77
Diluted	5.00	3.60	5.56	1.40

From continuing operations
Basic	2.09	2.81	4.18	0.71
Diluted	1.93	2.75	4.00	0.48

Comparative overview of FY2016 and FY2015 based on results as illustrated in Table A(1), above:

Notes to Table A.1’s 1, 2 & 3:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

The Company’s revenues were generated from (A) Sale of Goods and (B) Consulting and Services provided in project and business developments covering technology transfers, engineering, construction, supervision, training, management and technology licensing fees etc.

Table (A.2). below shows segmental break-down figures of Sales of goods sold, Cost of Goods Sold, and related Gross Profits for the twelve months ended December 31, 2016 and the twelve months ended December 31, 2015 and 2014.

In US$		Sales of goods			Cost of Goods sold			Sales of Goods' Gross profit
		2016	2015	2014	2016	2015	2014	2016	2015	2014

SJAP	Sales of live cattle	20,089,907	64,918,069	63,133,245	17,030,573	55,772,479	46,871,370	3,059,334	9,145,590	16,261,875
	Sales of feedstock	-	-	-	-	-	-	-	-	-
	Bulk Livestock feed	6,651,262	6,785,204	6,248,211	2,850,779	3,235,364	3,131,565	3,800,483	3,549,840	3,116,646
	Concentrate livestock feed	16,011,795	12,080,945	13,351,295	8,904,363	7,488,318	8,265,121	7,107,432	4,592,627	5,086,174
	Sales of fertilizer	2,709,146	3,189,501	6,094,794	1,767,857	2,223,727	3,603,090	941,289	965,774	2,491,704
	SJAP Total	45,462,110	86,973,719	88,827,545	30,553,572	68,719,888	61,871,146	14,908,538	18,253,831	26,956,399
	* QZH's (Slaughter & Deboning operation)	495,991	995,975	548,856	214,879	490,064	291,501	281,112	505,911	257,355
	** QZH's (Deboning operation)	-	-	-	-	-	-	-	-	-
	on cattle & Lamb locally supplied	12,048,559	12,172,816	7,760,595	9,392,673	9,051,354	5,442,396	2,655,886	3,121,462	2,318,199
	on imported beef and mutton	76,578,140	38,995,916	4,899,336	60,675,940	27,637,248	3,619,235	15,902,200	11,358,670	1,280,101
	Sales of live cattle	-	5,459,216	-	-	5,370,045	-	-	89,171	-
	QZH Total	89,122,690	57,623,925	13,208,787	70,283,492	42,548,711	9,353,132	18,839,198	15,075,214	3,855,655
HSA	Sales of Organic fertilizer	3,699,377	3,593,603	3,782,970	2,937,669	2,633,850	2,521,994	761,709	959,753	1,260,976
	Sales of Organic Mixed Fertilizer	16,919,357	16,373,780	16,222,209	9,521,702	8,876,794	8,739,488	7,397,655	7,496,986	7,482,721
	HSA Total	20,618,734	19,967,383	20,005,179	12,459,371	11,510,644	11,261,482	8,159,364	8,456,739	8,743,697
	SJAP's & HS.A./Organic fertilizer total	155,203,534	164,565,027	122,041,511	113,296,435	122,779,243	82,485,760	41,907,099	41,785,784	39,555,751
JHST	Sales of Fresh HU Flowers	958,063	1,162,572	600,407	379,711	391,405.00	196,497	578,352	771,167	403,910
	Sales of Dried HU Flowers	7,209,334	10,018,496	6,431,959	2,817,325	3,085,194	1,786,159	4,392,009	6,933,302	4,645,800
	Sales of Dried Immortal vegetables	1,673,511	2,305,980	4,053,909	787,989	796,269	1,352,201	885,522	1,509,711	2,701,708
	Sales of Vegetable products	3,477,674	187,846	-	2,289,881	110,097	-	1,187,793	77,749	-
	JHST/Plantation Total	13,318,582	13,674,894	11,086,275	6,274,906	4,382,965	3,334,857	7,043,676	9,291,929	7,751,418
MEIJI		-	-	-	-	-	-	-	-	-
	Sale of Live cattle (Aromatic)	29,837,560	35,272,834	32,891,161	28,299,710	33,403,353	31,151,084	1,537,850	1,869,481	1,740,077
	MEIJI / Cattle farm Total	29,837,560	35,272,834	32,891,161	28,299,710	33,403,353	31,151,084	1,537,850	1,869,481	1,740,077
SIAF		-	-	-	-	-	-	-	-	-
	Sales of goods through trading/import/export activities	-	-	-	-	-	-	-	-	-
	on seafood	28,844,210	14,405,488	47,499,225	25,217,223	12,804,878	35,157,911	3,626,988	1,600,610	12,341,314
	on imported beef and mutton	43,584,873	23,464,295	3,360,022	38,505,500	20,320,446	1,698,984	5,079,372	3,143,849	1,661,038
	SIAF/ Others & Corporate total	72,429,083	37,869,783	50,859,247	63,722,723	33,125,324	36,856,895	8,706,360	4,744,459	14,002,352
		-	-	-	-	-	-	-	-	-
Group Total		270,788,759	251,382,538	216,878,194	211,593,774	193,690,885	153,828,596	59,194,985	57,691,653	63,049,598

			-	-		-	-

The Company’s revenues generated from sale of goods increased by $19,406,221 or 8% from $251,382,538 for the year ended December 31, 2015 to $270,788,759 for the year ended December 31, 2016. The increase was primarily due to the increase of revenues from the SIAF/Other and Corporate sector (from $37.9 million in 2015 to $72.4 million in 2016), collectively.

The Company’s cost of goods sold increased by $17,902,889 or 9% from $193,690,882 for the year ended December 31, 2015 to $211,593,774 for the year ended December 31, 2016. The increase was primarily due to the increase in cost of goods sold from the SIAF/Other and Corporate sector.

Gross profit of the Company generated from goods sold increased by $1,503,332 or 3% from $57,691,653 for the year ended December 31, 2015 to $59,194,985 for the year ended December 31, 2016. The marginal increase was primarily due to the increase of SIAF’s corporate seafood import sector increase of $4.0 million in gross profit (from 2015’s $4.7 million to 2016’s $8.7 million) offset by the other sectors as follows:

•	SJAP’s gross profit decreased by $3,345,293 primarily due to the decrease of live cattle sales and the low sale prices of cattle that have not been recovered since November 2015, caused mainly by the relaxed import ban policies in China.
•	The above decrease was effectively offset by QZH (the value-added processing division of SJAP), which had increased gross profit by $3,763,984 primarily due to the increase of sales in imported meats.
•	HSA incurred a marginal decrease in gross profit by $297,375, in line with adjustments that occur in this segment due to seasonal variations affecting the market.
•	JHST (HU plantation) incurred a decrease in gross profit by $2,248,253 primarily due to the inferior quality of the HU flowers being harvested this season, which resulted in reduced pricing on products sold. The adverse effect of the region’s wet conditions has markedly impacted the soil, roots and flowering of the HU plant over the last five years. The Company is refocusing its strategy to reduce the land mass set aside for HU plants, replacing them with other vegetative cash crops that are not adversely impacted by the wet conditions. More on this transition is discussed in other sections of the annual report.

•	1. (i) Beef and Organic Fertilizer Division (SJAP and QZH):

	In US$		Sales of goods			Cost of Goods sold		Sales of Goods' Gross profit
		2016	2015	2014	2016	2015	2014	2016	2015	2014
SJAP	Sales of live cattle	20,089,907	64,918,069	63,133,245	17,030,573	55,772,479	46,871,370	3,059,334	9,145,590	16,261,875
	Sales of feedstock	-	-	-	-	-	-	-	-	-
	Bulk Livestock feed	6,651,262	6,785,204	6,248,211	2,850,779	3,235,364	3,131,565	3,800,483	3,549,840	3,116,646
	Concentrate livestock feed	16,011,795	12,080,945	13,351,295	8,904,363	7,488,318	8,265,121	7,107,432	4,592,627	5,086,174
	Sales of fertilizer	2,709,146	3,189,501	6,094,794	1,767,857	2,223,727	3,603,090	941,289	965,774	2,491,704
	SJAP Cattle section Total	45,462,110	86,973,719	88,827,545	30,553,572	68,719,888	61,871,146	14,908,538	18,253,831	26,956,399
	% of increase (+) or decrease (-)	-48%	-2%	43%	-56%	11%	61%	-18%	-32%	13%

	* QZH's (Slaughter & Deboning operation)	495,991	995,975	548,856	214,879	490,064	291,501	281,112	505,911	257,355
	** QZH's (Deboning operation)	-	-	-	-	-	-	-	-	-
	on cattle & Lamb locally supplied	12,048,559	12,172,816	7,760,595	9,392,673	9,051,354	5,442,396	2,655,886	3,121,462	2,318,199
	on imported beef and mutton	76,578,140	38,995,916	4,899,336	60,675,940	27,637,248	3,619,235	15,902,200	11,358,670	1,280,101
	Sales of live cattle	-	5,459,216	-	-	5,370,045	-	-	89,171	-
	QZH (beef section)'s Total	89,122,690	57,623,925	13,208,787	70,283,492	42,548,711	9,353,132	18,839,198	15,075,214	3,855,655
	% of increase (+) or decrease (-)	55%	336%		65%	355%		25%	291%

HSA	Sales of Organic fertilizer	3,699,377	3,593,603	3,782,970	2,937,669	2,633,850	2,521,994	761,709	959,753	1,260,976
	Sales of Organic Mixed Fertilizer	16,919,357	16,373,780	16,222,209	9,521,702	8,876,794	8,739,488	7,397,655	7,496,986	7,482,721
	HSA Total	20,618,734	19,967,383	20,005,179	12,459,371	11,510,644	11,261,482	8,159,364	8,456,739	8,743,697
	% of increase (+) or decrease (-)	3%	0%	74%	8%	2%	60%	-4%	-3%	96%

	SJAP's & HS.A./Beef and Organic fertilizer total	155,203,534	164,565,027	122,041,511	113,296,435	122,779,243	82,485,760	41,907,099	41,785,784	39,555,751
	% of increase (+) or decrease (-)	-6%	35%	66%	-8%	49%	81%	0%	6%	40%

Revenue from the sector of beef and organic fertilizer decreased by $9,361,493 or 6% from $164,565,027 for the year ended December 31, 2015 to $155,203,534 for the year ended December 31, 2016. The decrease was primarily due to the decrease in sales by SJAP’s sale of live cattle from $64.9 million in 2015 to $20.1 million in 2016.

Cost of goods sold from beef and organic fertilizer decreased by $9,482,808 or 8% from $122,779,243 for the year ended December 31, 2015 to $113,296,435 for the year ended December 31, 2016. The decrease was primarily due to the decrease of cost of production in SJAP’s live cattle sector.

Gross profit from the beef and organic fertilizer sector increased by $121,315 or 0% from $41,785,784 for the year ended December 31, 2015 to $41,907,099 for the year ended December 31, 2016. The increase was primarily due to the increase of QZH’s increase of gross profit from slaughter and deboning and import operations from 2015’s $11.4 million to 2016’s $15.9 million.

Table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the year ended December 31, 2016 and the years, 2015 and 2014 of the beef and organic fertilizer divisions.

Description of items

Cattle Operation			2016	2015	2014	Difference 2016/2015
SJAP	Production and Sales of live cattle	Heads	8,333	20,441	18,585	-12,108
	Average Unit sales price	US$/head	2,411	3,176	3,397	-765
	Unit cost prices	US$/head	2,044	2,728	2,522	-685
	Production and sales of feedstock					-
	Bulk Livestock feed	MT	35,518	39,040	37,390	-3,522
	Average Unit sales price	US$/MT	187	174	167	13
	Unit cost prices	US$/MT	80	83	84	-3
	Concentrated livestock feed	MT	36,073	28,584	32,191	7,489
	Average Unit sales price	US$/MT	444	423	415	21
	Unit cost prices	US$/MT	247	262	257	-15
	Production and sales of fertilizer	MT	16,702	18,503	33,673	-1,801
	Average Unit sales price	US$/MT	162	172	181	-10
	Unit cost prices	US$/MT	106	120	107	-14
* QZH (Slaughter & De-boning operation)
	Slaughter operation
	Slaughter of cattle	Heads	1,270	2,700	1,400	-1,430
	Service fee	US$/Head	10	8	8	2
	Sales of associated products	Pieces	1,270	2,730	1,554	-1,460
	Average Unit sales price	US$/Piece	380	357	346	24
	Unit cost prices	US$/Piece	169	180	188	-10
	De-boning & Packaging activities
	From Cattle supplied locally
	De-boned Meats	MT	1,371	1,356	575	15
	Average Unit sales price	US$/MT	8,788	8,978	13,497	-190
	Unit cost prices	US$/MT	6,851	6,676	9,465	175
	From imported beef	MT	8,914	4,544	289	4,370
	Average Unit sales price	US$/MT	8,591	8,582	9,460	9
	Unit cost prices	US$/MT	6,807	6,082	6,892	725
	From imported lamb	MT			261
	Average of sales price	US$/MT			8,297
	Average of cost prices	US$/MT			6,235
	Production and Sales of live cattle	Heads		2,266
	Average Unit sales price	US$/head		2,409
	Unit cost prices	US$/head		2,370

The average sale price of live cattle fell by $765/head primarily due to lower market prices, averaging RMB20/Kg (live weight) compared to the average of RMB24/Kg in same period of 2015 reflecting a drop of 16 % on average live weight prices of local cattle.

The decrease of bulk livestock feed sales of 3,522MT in 2016 compared to 2015 reflects seasonal variation that occurs when local farms have abundant supply of crop-feed for their cattle herds requiring less supply supplemented by SJAP.

•	1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

Description of items			2016	2015	2014	Difference
						2016/2015
HSA	Fertilizer operation					-
	Organic Fertilizer	MT	14,896	13,037	14,128	1,859
	Average Unit sales price	$/MT	238	262	260	-25
	Unit cost price	$/MT	192	197	176	-5
	Organic Mixed Fertilizer	MT	40,398	36,232	35,868	4,166
	Average Unit sales price	$/MT	419	452	452	-33
	Unit cost price	$/MT	236	245	244	-9
	Retailing packed fertilizer (for super market sales)	MT	229	180	120	49
	Average Unit sales price	$/MT	692	952	928	-260
	Unit cost price	$/MT	361	364	346	-3

Overall sales in 2016 of organic mixed fertilizer (“OMF”) increased by 4,166MT and organic fertilizer increased by 1,859MT compared to 2015, however falling sale prices (i.e. organic fertilizer at $238 / MT in 2016 from $262 / MT in 2015 and organic mixed fertilizer at $419 / MT in 2016 from $452 / MT in 2015) reflects increased market competition in the region.

•	2. Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

	In US$	Sales of goods			Cost of Goods sold			Sales of Goods' Gross profit
		2016	2015	2014	2016	2015	2014	2016	2015	2014
JHST	Sales of Fresh HU Flowers	958,063	1,162,572	600,407	379,711.00	391,405	196,497	578,352	771,167	403,910
	% of increases (+) or decreases (-)	-18%	94%	-73%	-3%	99%	-70%	-25%	91%	-74%
	Sales of Dried HU Flowers	7,209,334	10,018,496	6,431,959	2,817,325	3,085,194	1,786,159	4,392,009	6,933,302	4,645,800
	% of increases (+) or decreases (-)	-28%	56%	-66%	-9%	73%	-80%	-37%	49%	-53%
	Sales of Dried Immortal vegetables	1,673,511	2,305,980	4,053,909	787,989	796,269	1,352,201	885,522	1,509,711	2,701,708
	% of increases (+) or decreases (-)	-27%	-43%	177%	-1%	-41%	188%	-41%	-44%	172%
	Sales of Vegetable products	3,477,674	187,846	-	2,289,881	110,097	-	1,187,793	77,749	-
	% of increases (+) or decreases (-)	1751%			1980%			1428%
	JHST/Plantation Total	13,318,582	13,674,894	11,086,275	6,274,906	4,382,965	3,334,857	7,043,676	9,291,929	7,751,418
	% of increases (+) or decreases (-)	-3%	23%	-51%	43%	31%	-67%	-24%	20%	-39%

Revenue from our plantation decreased by $356,312 or 3% from $13,674,894 for the year ended December 31, 2015 to $13,318,582 for the year ended December 31, 2016, however, under closer analysis:

•	With continued wet conditions experienced over the past 5 years, damage to the soil and plant roots has increased disease problems to the HU plantation affecting its overall yield as well as quality of harvested flowers (i.e. 584 Mt dried flowers in 2016 compared to 628 MT dried flowers in 2015), which on the surface does not reflect a great difference, but during the past years, new plants were being planted each year increasing the area of planting by over 900 Mu to a total of over 1700 Mu from its original site of just over 800 Mu. Thus, even though the intent had been for productivity to increase proportionately, the outcome has fell short of those results. Furthermore, even though supplies of dried HU flowers have been decreasing each year, the expectation of market prices increasing thus from the limited supply has not materialized as verified by price per MT at $12,345 in 2016 compared to $15,966 in 2015. Therefore, with deteriorating conditions recurring in the HU sector, the Company is reviewing its options to cure the situation.
•	During 2016, the plantation has increased the planting of cash crops (i.e. various vegetables that can be planted and harvested at peak during one of the 4 seasons per year) between rows of the HU plants. This action has assisted in helping to maintain the plantation’s overall revenue and gross profit by generating $3,477,674 and $1,187,793 in revenue and gross profit, respectively.

Cost of goods sold from the plantation increased by $1,891,941 or 43% from $4,382,965 for the year ended December 31, 2015 to $6,274,906 for the year ended December 31, 2016. The increase was primarily due to the cost in cultivating and maintaining larger acreage with higher associated labor costs, etc.

Gross profit from our plantation decreased by $2,248,253 from $9,291,929 for the year 2015 to $7,043,676 for the year 2016.

	Description of items		2016	2015	2014	Difference
JHST	Plantation of HU Flowers and Immortal vegetables					2016/2015
	Fresh HU Flowers	Pieces	6,163,100	6,500,000	4,002,710	-336,900
	Average Unit sales price	$/Pieces	0.16	0.18	0.15	-0.02
	Unit cost price	$/Pieces	0.06	0.06	0.05	0.00
	Dried HU Flowers	MT	584	628	465	-44
	Average Unit sales price	$/MT	12,345	15,966	13,832	-3,621
	Unit cost price	$/MT	4,824	4,917	3,841	-92
	Dried Immortal vegetables	MT	23	27	50	-4
	Average Unit sales price	$/MT	72,761	87,018	81,078	-14,257
	Unit cost price	$/MT	34,260	30,048	27,044	4,213
	Other Value added products	Pieces	4,551	151	-	4,400
	Average Unit sales price	$/Pieces	764	1,242	-	-477
	Unit cost prices	$/Pieces	503	728	-	-225

3. Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who are selling them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sales of goods			Cost of Goods sold			Sales of Goods' Gross profit
		2016	2015	2014	2016	2015	2014	2016	2015	2014
MEIJI	Sale of Live cattle (Aromatic) from own farm & from trading	29,837,560	35,272,834	32,891,161	28,299,710	33,403,353	31,151,084	1,537,850	1,869,481	1,740,077

	MEIJI / Cattle farm Total	29,837,560	35,272,834	32,891,161	28,299,710	33,403,353	31,151,084	1,537,850	1,869,481	1,740,077
	% of increases (+) & decreases (-)	-15%	7%	86%	-15%	7%	137%	-18%	7%	-61%

Revenue from the cattle farm decreased by $5,435,274 or 15% from $35,272,834 for the year ended December 31, 2015 to $29,837,560 for the year ended December 31, 2016. The decrease was primarily due to the overall depressed situation of the domestic cattle industry such that CF1’s current operations plan is to be conservative as it works through the current market forces of the industry.

Cost of goods sold from the cattle farm decreased by $5,103,643 or 15% from $33,403,353 for the year ended December 31, 2015 to $28,299,710 for the year ended December 31, 2016.

Gross profit from cattle decreased by $331,631 from $1,869,481 for the year 2015 to $1,537,850 for the year ended December 31, 2016.

Description of items		2016	2015	2014	Difference
					2016 to 2015
MEIJI	Production and trading on sale of Live cattle Head	15,977	14,947	7,842	1,030
	Average Unit sales price $/head	1,868	2,360	4,194	-492
	Unit cost prices $/head	1,771	2,235	3,972	-464

•	4. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

In US$		Sales of goods			Cost of Goods sold			Sales of Goods' Gross profit
		2016	2015	2014	2016	2015	2014	2016	2015	2014
SIAF	Sales of goods through trading/import/export activities
	on seafood (via imports)	28,844,210	14,405,488	47,499,225	25,217,223	12,804,878	35,157,911	3,626,988	1,600,610	12,341,314
	% of increases (+) and decreases (-)	100%	-70%	115%	97%	-64%	83%	127%	-87%	328%
	on imported beef mainly	43,584,873	23,464,295	3,360,022	38,505,500	20,320,446	1,698,984	5,079,372	3,143,849	1,661,038
	% of increases (+) and decreases (-)	86%	598%		89%	1096%		62%	89%
	SIAF/ Others & Corporate total	72,429,083	37,869,783	50,859,247	63,722,723	33,125,324	36,856,895	8,706,360	4,744,459	14,002,352
	% of increases (+) and decreases (-)	91%	-26%	131%	92%	-10%	92%	84%	-66%	385%

Revenue from the corporate increased by $34,559,300 or 91% from $37,869,783 for the year ended December 31, 2015 to $72,429,083 for the year ended December 31, 2016. The increase was primarily due to increasing sources of supplies from other countries (i.e., Canada, USA and South America, as opposed to solely from Madagascar in the past). At the same time, it is also primarily due to the increase of upper-grade varieties of meat products available from more countries than just from Australia, as in the past, which lent to an increase in sales of imported beef from 2015’s $23.5 million to 2016’s $43.6 million, representing an increase of over $20.1 million or 86%.

Cost of goods sold from corporate increased by $30,597,399 or 92% from $33,125,324 for the year ended December 31, 2015 to $63,722,723 for the year ended December 31, 2016. The increase was primarily due the corresponding increase of sales.

Gross profit from the corporate increased by $3,961,901 or 84% from $4,744,459 for the year ended December 31, 2015 to $8,706,360 for the year ended December 31, 2016. The increase was primarily due to corresponding increase of sales.

Description of items			2016	2015	2014	Difference
SIAF	Seafood trading from imports					-
	Mixed seafood	MT	1,158	810	3,152	348
	Average of sales price	$/MT	24,904	17,785	15,070	7,119
	Average of cost prices	$/MT	21,772	15,808	11,154	5,964
	Beef & Lamb trading from imports	MT	4,344	2,556	590	1,787
	Average of sales price	$/MT	10,034	9,179	5,695	855
	Average of cost price	$/MT	8,865	7,949	2,880	915

•	5.A. Engineering technology consulting and services:

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for years 2016, 2015 and 2014.

Service revenues (Consulting and Services)
	2016	2015	2014	Difference	Description of work
CA	72,156,993	88,480,956	76,750,308	-13,323,963	Work in progress on PF(1), FF(2), PF(3) and Zhongshen New Prawn Project up to October 5, 2016..
SIAF	-	3,785,974	4,929,984	-3,785,974
Group Total Revenues	72,156,993	92,266,930	81,680,292	-20,109,937
Cost of service				-
CA	47,415,205	55,641,537	39,387,359	-8,226,332
SIAF		1,404,813	4,854,541	-1,404,813
Group Total Cost of sales	47,415,205	57,046,350	44,241,900	-9,631,145
Gross Profit
CA	24,741,788	32,839,419	37,362,949	-8,097,631
SIAF		2,381,161	75,443	-2,381,161
Group Total Gross Profit	24,741,788	35,220,580	37,438,392	-10,478,792

Revenues (consulting, service, commission and management fee):

Revenues decreased by $20,109,937 or 21.8% from $92,266,930 for the year ended December 31, 2015 to $72,156,993 for the year ended December 31, 2016.

CA (Fishery): Revenue from fishery decreased by $16,323,963 or 18.4% from $88,480,956 for the year ended December 31, 2015 to $72,156,993 for the year ended December 31, 2016.

SIAF (Corporate): Revenue from corporate decreased by $3,785,974 from $3,785,974 for the year ended December 31, 2015 to $0 for the year ended December 31, 2016. The reason for the decrease is due to the reduced pace of work in progress for the construction of restaurant related work during 2016.

Cost of services (consulting, service, commission and management fee)

Cost of services for consulting, service, commission and management fee decreased by $9,631,145 or 17% from $57,046,350 for the year ended December 31, 2015 to $47,415,205 for the year ended December 31, 2016. The decrease was primarily due to the cost of sale of the Master License being inconsequential.

CA (Fishery): Cost of services from fishery decreased by $8,226,332 or 15% from $55,641,537 for the year ended December 31, 2015 to $47,415,205 for the year ended December 31, 2016. The decrease was primarily due to the cost of sale of the Master License as inconsequential.

SIAF (Corporate): Cost of services from corporate decreased by $1,404,813 from $1,404,813 for the year ended December 31, 2015 to $0 for the year ended December 31, 2016. The reason for the decrease is because of no restaurant work being carried out in 2016.

Gross profit (consulting, service, commission and management fee)

Gross profit of consulting, service, commission and management fees decreased by $10,478,792 or 30%, from $35,220,580 for the year ended December 31, 2015 to $24,741,788 for the year ended December 31, 2016.

CA (Fishery): Gross profit from fishery decreased by $8,097,631 or 25% from $32,839,419 for the year ended December 31, 2015 to $24,741,788 for the year ended December 31, 2016.

SIAF (Corporate): Gross profit from corporate decreased by $2,381,161 from $2,381,161 for the year ended December 31, 2015 to $0 for the year ended December 31, 2016. The reason for the decrease was due to no work being carried out in 2016.

Note (4) to Table A 1 Other Income:

Other Income registered a loss of $1,905,040 in 2016 (Government grant $1,787,636 & Other income $318,023 – Interest expense $4,010,699) representing a decrease of $1,142,118 from 2015’s -$762,922.

Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses:

General and administrative and interest expenses (including depreciation and amortization) decreased by $806,364 or 4% from $22,014,025 for the year ended December 31, 2015 to $21,207,661 for the year ended December 31, 2016. The decrease was seen in all sectors, including but not limited to office and corporate expenses of $3,174,888 from $8,148,940 for the year ended December 31, 2015 to $4,974,052 for the year ended December 31, 2016, and the decrease in others and miscellaneous of $1,105,875 from $3,309,361 for the year ended December 31, 2015 to $2,294,767 for the year ended December 31, 2016 as shown in the table below:

Table (to Note 5)

Note (5) to Table A 1 General and Administrative Expenses and Interest Expenses:

Category	2016	2015	Difference
	$	$	$
Office and corporate expenses	4,974,052	8,148,940	-3,174,888
Wages and salaries	5,380,534	2,330,627	3,049,907
Traveling and related lodging	175,848	170,060	5,788
Motor vehicles expenses and local transportation	178,090	209,355	-31,265
Entertainments and meals	652,904	175,337	477,567
Others and miscellaneous	2,294,767	3,400,642	-1,105,875
Depreciation and amortization	3,540,766	3,309,361	231,405
Sub-total	17,196,962	17,744,322	-547,360
Interest expense	4,010,699	4,269,703	-259,004
Total	21,207,661	22,014,025	-806,364

Note (6) to Table A 1 Depreciation and Amortization:

Depreciation and amortization increased by $1,040,506 or 22% to $5,857,857 for the year ended December 31, 2016 from $4,817,351 for the year ended December 31, 2015. The increase was primarily due to the increase of depreciation by $1,275,102 to $4,141,629 for the year ended December 31, 2016 from depreciation of $2,866,527 for the year ended December 31, 2015, and the decrease of amortization by $234,596 to $1,716,228 for the year ended December 31, 2016 from amortization of $1,950,824 for the year ended December 31, 2015.

In this respect, total depreciation and amortization amounted to $5,857,857 for the year ended December 31, 2016, out of which amount $3,540,766 was reported under general and administration expenses and $2,317,091 was reported under cost of goods sold; whereas total depreciation and amortization was at $4,817,351 for the year ended December 31, 2015 and out of which amount $3,309,361 was reported under General and Administration expenses and $1,507,990 was reported under cost of goods sold.

Note (7) to Table A 1 Non-controlling interest:

Table (F) below shows the derivation of non-controlling interest

Names of intermediate holding company subsidiaries	Capital Award Inc. (Belize)						Total
Abbreviated names	CA

% of profit sharing on below subsidiaries (in China)	NA	75%	75%	76%	45%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)	Hunan Shenghua A Power Agriculture Co., Limited (China)	Qinghai Sanjiang A Power Agriculture Co Ltd (China)	Qing Hai Zhong He Meat product Co. Ltd (China)

Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)

Net income of the P.R.C. subsidiaries for the period ended 31. Dec. 2016 in $		4,677,044	2,246,975	4,917,681	14,092,993	18,528,147

% of profit sharing of non-controlling interest		25%	25%	24%	55%	55%

Non-controlling interest's shares of Net incomes in $		1,169,261	561,744	1,180,243	7,751,146	10,190,481	20,852,875

The Net Income attributed to non-controlling interest is $20,852,875 shared by (JHST, JHMC, HSA, SJAP and QZH, collectively) for the year ended December 31, 2016 as shown in Table (F) above.

Note (8) to Table A 1 Earnings per share (EPS):

Earnings per share from continuing and discontinued increased by $1.77 (basic) and $1.40 (diluted) per share from EPS of $3.69 (basic) and $3.60 (diluted) year 2015 to EPS of $5.46 (basic) and $5.00 (diluted) for year 2016. Earnings per share from continuing decreased by $0.72 (basic) and $0.82 (diluted) per share from EPS of $2.81 (basic) and $2.75 (diluted) year 2015 to EPS of $2.09 (basic) and $1.93 (diluted) for year 2016. The reason for the increase is primarily due to the deemed gain from the divestment of Tri-way calculated as follows:

Amounts shown incorporate audited adjustments:	HK$	HK$	US$ equivalent

Fair value of interest retained in Tri-way
(US$340,594,377 x 23.89%)		630,601,974		81,367,997
Less:
Amount recognized prior to divestment of Tri-way
Net asset of Tri-way	251,946,656		32,509,246
Non-controlling interest at divestment	-62,683,968		8,088,254
Controlled group assets divested		189,262,688		24,420,992
Gain on disposal (including master licensing fees)		441,339,286		56,947,005

Net controlled group assets disposed
($27,872,348 x 76.11%)		-144,047,832		-18,586,817
Gain on revaluation of retained interest
Fair value of interest retained in Tri-way		630,601,974		81,367,997
Portion of divested assets retained in Tri-way
($27,872,348 x 23.89%)		-45,214,856		-5,834,175
Gain on disposal (including master licensing fees)		441,339,286		56,947,005

On August 15, 2016, an agreement had been executed by and between TRW and its JFD business partners to acquire their 25% equity holding (i.e. non-controlled interest) in JFD, a Sino Foreign Joint Venture Company, having resulted in TRW having secured a 100% equity interest in JFD as of October 5, 2016. Upon TRW’s acquisition of 4 additional prawn farms’ assets, namely Aquafarms 1 through 4, at fair value of US$215.94 million from respective third parties, the consideration paid to SIAF/CA for both their holdings in the merged aquaculture entities and/or master licensing fees (US$81.37 million) and repayment to SIAF for its assumption of TRW liabilities/obligations (US$43.29 million), the total sum of these arrangements (US$340.53) is scheduled for settlement on or before April 30, 2017 (this date has been from amended from March 31, 2017 in consideration of the regulatory timetable). The settlement will transpire through the issuance of 99,990,000 TRW common shares at fair value of $3.41 per share. SIAF’s equity position in TRW now stands at 23.89% (or, US$124.66 million), effective on October 5, 2016. Because of its disposition of control in TRW, the Company’s categorization of its holdings in TRW has been reclassified from subsidiary to investments in unconsolidated equity investees as of October 5, 2016, and constitutes a deemed disposal of the subsidiary. The deemed gain on disposal of $56,947,005 was recorded in the consolidated statement of profit and loss account of the Company for the year ended December 31, 2016.

The full interest held in TRW by SIAF is US$139,133,443 compared to US$24,420,992 at the time when SIAF held 100% of Tri-way prior to its partial divestiture.

Part B. MD &A on Consolidated Balance Sheet as of the year 2016 compared to year 2015 (fiscal year)

Consolidated Balance sheets	December 31, 2016	December 31, 2015	Changes	Note
		$	$
ASSETS
Current assets
Cash and cash equivalents	2,576,058	7,229,197	(4,653,139)	B
Inventories	62,592,272	62,848,707	(256,435)	9
Costs and estimated earnings in excess of billings on uncompleted contracts	740,984	1,306,885	(565,901)
Deposits and prepaid expenses	84,845,966	83,811,929	1,034,037	10
Accounts receivable	122,912,086	135,674,418	(12,762,332)	11
Other receivables	47,120,800	59,780,587	(12,659,787)
Total current assets	320,788,166	350,651,723	(29,863,557)
Property and equipment
Property and equipment, net of accumulated depreciation	189,727,227	104,259,079	85,468,148	12
Construction in progress	35,157,213	72,788,769	(37,631,556)	13
Land use rights, net of accumulated amortization	53,673,690	58,485,675	(4,811,985)	14
Total property and equipment	278,558,130	235,533,523	43,024,607
Other assets
Goodwill	724,940	724,940	0
Proprietary technologies, net of accumulated amortization	10,090,697	10,784,358	(693,661)	15
Investment in unconsolidated equity investee	139,133,443		-139,133,443
Long term investment	720,773	769,941	(49,168)
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	15,644,998	41,109,708	(25,464,710)
Total other assets	166,314,851	53,388,947	112,925,904
Total assets	765,661,147	639,574,193	126,086,954
Current liabilities			0	16
Accounts payable and accrued expenses	8,789,324	9,345,559	(556,235)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,630,752	8,700,706	(6,069,954)
Due to a director	2,070,390	211,247	1,859,143
Other payables	5,962,092	4,792,579	1,169,513	16C
Borrowings-Short term bank loan	2,883,090	4,466,040	(1,582,950)
Negotiable promissory notes	1,113,140	865,968	247,172
Income tax payable	1,130		1,130
Total current liabilities	23,449,918	28,382,099	(4,932,181)
Non-current liabilities
Other payables	11,192,117	4,797,332	6,394,785	16C
Borrowing-Long term debt	5,766,182	1,554,902	4,211,280
Convertible note payable	21,314,877	34,904,739	(13,589,862)	16D
Total non-current liabilities	38,273,176	41,256,973	(2,983,797)
Stockholders’ equity
Preferred stock
Series A preferred stock
Series B convertible preferred stock
Common stock	22,727	20,134	2,593
Additional paid-in capital	155,741,280	142,882,173	12,859,107
Retained earnings	454,592,652	339,616,638	114,876,014
Accumulated other comprehensive income	(4,335,355)	1,427,638	(5,762,993)
Treasury stock	(1,250,000)	(1,250,000)	0
Total SIAF Inc. and subsidiaries' equity	604,771,304	482,696,583	122,074,721
Non-controlling interest	99,166,749	87,238,538	11,928,211
Total stockholders' equity	703,938,053	569,935,121	134,002,932
Total liabilities and stockholders' equity	765,661,147	639,574,193	126,086,954

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalent of $(4,653,139) derived from cash and cash equivalent of $2,576,058 and $7,229,197 as of December 31, 2016, and December 31, 2015, respectively.

Note (9) Break down on Inventories:

	2016	2015	Difference
	$	$	$
Sleepy cod, prawns, eels and marble goble	481,509	4,053,459	-3,571,950
Bread grass	2,115,815	1,207,260	908,555
Beef cattle	6,814,132	5,026,404	1,787,728
Organic fertilizer	15,901,153	10,815,983	5,085,170
Forage for cattle and consumables	6,536,517	10,328,365	-3,791,848
Raw materials for bread grass and organic fertilizer	15,829,424	15,440,348	389,076
Beef and mutton	13,217,456	14,593,458	-1,376,002
Immature seeds	1,696,266	1,383,431	312,835

	62,592,272	62,848,707	-256,435

•	The decrease of inventory in the Fishery sales segment by $3,571,950 from 2015’s $4,053,459 to 2016’s $481,509 is primarily due to the discontinuing operation of the sales of fishery good operations beginning October 5, 2016 because of Tri-way having assumed this segment of operations from CA.

•	The increase of inventory in the Organic fertilizer segment by $5,085,170 from 2015’s $10,815,983 to 2016’s $15,901,153, primarily resulting from SJAP’s interim plan to increase the promotion and sale of the fertilizer division helping to supplant the slowdown within the live cattle division.
•	The decrease of inventory in the livestock feed division by $3,791,848 from 2015’s $10,328,365 to 2016’s $ 6,536,517 was primarily due to the slowdown of the live cattle division requiring less livestock feed, accordingly.

Note (10) Breakdown of Deposits and Prepaid Expenses:

Note (10.1):

	2016	2015	Difference
	$	$	$
Deposits for
- purchase of equipment	5,555,471	4,963,245	592,226
- acquisition of land use rights	3,373,110	3,373,110	0
- inventory purchases	13,729,305	19,948,867	(6,219,562)
- aquaculture contracts	2,261,538	4,340,741	(2,079,203)
- consulting service providers and others	8,150,000	9,197,796	(1,047,796)
- construction in progress	13,719,339	20,243,172	(6,523,833)
- Shares Collateral	26,493,841	11,281,100	15,212,741
Prepayments - debts discounts and others	5,007,015	9,919,126	(4,912,111)
Shares issued for employee compensation and overseas professional and bond interest	3,982,812	544,772	3,438,040
Others	2,573,535		2,573,535
	84,845,966	83,811,929	1,034,037

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of December 31, 2016, $3,373,110 was on deposit paid for the acquisition of a Land Use Right (“LUR”) derived from the following transactions:

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

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies” (TD&PSFJVC):

Under account of Subsidiary	Segment of	Project name	Estimated total Asset value	Estimated time of Acquisition	Current status of Project	Deposit & prepayments made as of December 31, 2016	Land Bank or Built Up area	% equivalent to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

		Seafood Center			2 out of 4 phases	1,032,914

CA	Fishery	Fish Farm (1)	26.22 Million	2016	completed	6,000,000	23,100	23%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	100% completed	5,558,057	230,300	35%
						15,644,998

•	The decrease of ($25,464,710) in TD&PSFJVC from 2015’s $41,109,708 to 2016’s $15,644,998 had been primarily due to the receipts of corresponding repayments of the consulting and services project companies converted into noncurrent assets through the divestment of Tri-way, derived as follows:

A.	Fair values of farms & Master License (acquired by Triway) are

US$
FF1	33,538,480
Master License (ML)	30,000,000
PF1	38,668,952
PF2	59,075,018
PF3	108,363,795
PF4	70,948,132

Total Fair values (or equity of Triway)	340,594,377

B.	Reconciliation of all accounts with SIAF

SIAF	FF1	33,538,480
	Master License	30,000,000
	Add: Prepayments & deposits to farms, excluding FF1	54,333,550
	Less: Net negotiated payable to farm owners for the 25% rebate upon formation of Foreign corporation	-36,504,033
		81,367,997
	Add: A/C due from Triway	43,289,545
	Total Equity for SIAF	124,657,542

Farm owners	Prior to reconciliation	277,055,897
	Less: Prepayments & deposits to farms by SIAF	-54,333,550
	Add: negotiated rebates	36,504,033
	Less: Triway due to SIAF	-43,289,545
	Total equity for farm owners (Collectively)	215,936,835

Note (11): Breakdown of Accounts receivable:

	2016
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	39,878,704	13,691,741	2,080,054	14,703,514	9,403,395
Sales of Live Fish, eels and prawns (from Farms) (CA)	15,461,632	2,823,203	-	10,932,829	1,705,600
Sales of imported seafood (SIAF)	9,436,517	916,757	7,212,875	-	1,306,885
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	2,512,635	-	2,512,635	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)	6,394,987	350,766	790,672	447,329	4,806,220
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	13,959,420	2,399,531	4,759,060	2,651,753	4,149,076
Sales Fertilizer from (HSA)	6,034,139	1,681,417	3,292,732	564,585	495,405
Sales of Beef (QZH)	29,234,052	6,687,213	9,257,860	9,919,837	3,369,142

Total	122,912,086	28,550,628	29,905,888	39,219,847	25,235,723
% of total receivables		23%	24%	32%	21%
% of total sales	28%

•	Among CA’s consulting and services, all receivables within 120 days amounting to $30,475,309 will be repaid by Tri-way by the issuance of Tri-way shares, as earlier indicated in this report, such that the remaining over 120-day accounts receivable ($9,403,395) accumulated, collectively, from other C&S projects eventually will be recovered through other corporate exercises (if any) as they materialize, failing of which a percentage of this amount may need to be written off in 2017.
•	The over 120-day receivables of $1.3 million, representing 1.8% of the total imported sales of $72 million, lies within a reasonably balanced (manageable) margin.
•	MEIJI’s accounts receivable balance does not extend beyond 90 days.

•	Sales of HU Flowers (Fresh & Dried) (JHST): JHST’s 120-day accounts receivable situation lies within normal margins, since the majority of the dried products are sold to wholesalers with terms for payment to be made in tandem with a year-long sales program of the product, capitalizing on higher sales margins in the off-season rather than having all product sold during the 3 to 4-month harvest season when market prices are at their lowest. JHST maintains a standard policy that all outstanding balances receivable must be paid by the distributors before additional product is issued the following season. These vendors represent well established wholesalers with profitable and viable businesses with good credit, thus a provision of diminution in value is not required as collection is not in doubt.
•	Sales of fertilizer and bulk livestock feed (SJAP): These comprise sales made to regional farmers contracted by us to grow crops and pastures using and purchasing our fertilizer. We in turn agree to buy their cattle that are fed with our bulk and concentrated cattle feed purchased from us. Under this arrangement, our accounts receivable is normally carried forward until such time they can be offset against our accounts payable (i.e. the amount owed for the number of crops and pastures is ultimately offset against the amount paid for the cattle purchased from them). As these debtors are our contracted farmers operating profitable and viable businesses, and have a good track record, we consider them credit-worthy, wherein collection is not in doubt and no diminution in value required.
•	Sales Fertilizer from (HSA): HSA’s receivable situation is normal that HSA provides longer credit terms to its customers, especially lake fishermen who pay for their outstanding balances from proceeds derived from their harvests.

Information on Concentration of credit risk of account receivables:

Major customer’s revenues / our total revenues:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statements of this Annual Report), who have accounted for 47.17% of our consolidated revenues for the year ended December 31, 2016 as shown in the table below:

	Twelve months ended December 31, 2016
	% of total revenue	Customer's Total Revenue
Customer A	17.63%	76,578,139
Customer B	10.45%	45,394,220
Customer C	10.18%	44,208,890
Customer D	8.91%	38,720,557
	47.17%	204,901,806

Customer A is Shanghai Vigor Trading Co. Ltd. (Vigor) who sells much of the imported beef and seafood as well as locally produced seafood. During 2016, the Company sold $76,578,139 of goods to Vigor representing 18.94% of our total sales of goods revenue of $404,348,515.

Customer B is one of our main agents, namely Mr. Xian Zhiming (Zhongshan new prawn farm) who we agreed to extend trading terms between 120 days to 180 days in the interim until such time as they are able to secure bridge financing.

Customer C is Tri-way Industries through our divestment when Triway became our “Investment of Associate.” However, the amount of $44.2 million shown above will be fully paid when Triway will have issued shares to offset said amount targeting within March or April 2017.

Customer D is Cattle Wholesale, represented by Mr. Zhen Runchi, who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies to us with young cattle. The fiscal year 2016, transactions through Mr. Zhen Runchi generated 9.58% of our total consolidated revenue (equivalent to $38,720,557 out of our total revenue of $404,348,515).

Major customer’s account receivables:

These 4 major long-term customers (referred to as Customer A, B, C and D above & mentioned in the Financial Statements of this Annual Report), constitute accounts receivable in the aggregate amount of $60,303,931, which is equivalent to 14% of our consolidated revenues ($429,053,484) for the year 2016 as shown in the table below:

	2016	31-Dec-16	Total
	Total consolidated revenue	% of total Accounts receivables	Accounts receivables
Customer A		19.61%	$24,106,909
Customer B		18.11%	22,262,073
Customer C		12.83%	15,771,795
Customer D		7.52%	9,245,353
		58.07%	$71,386,131
	$404,348,515
% to total consolidated revenue			17.65%

Note (12) Property and equipment, (P&E) net of accumulation depreciation:

2016

Plant and machinery	$6,022,686
Structure and leasehold improvements	163,414,025
Mature seeds and herbage cultivation	28,781,286
Furniture and equipment	827,356
Motor vehicles	926,511
199,971,864
Less: Accumulated depreciation	-10,244,637
Net carrying amount	$189,727,227

•	Much of the construction work in progress (CIP) had been converted into P&E during 2016, reducing CIP by $$37.6 million from 2015’s 72.8 million to 2016’s 35.2 million, and increasing PP&E by $85.5 million from 2015’s $104.3 million to 2016’s $189.7 million as shown in tables above and below.

Note (13) Construction in progress (CIP):

2016
Construction in progress	$
- Oven room, road for production of dried flowers	3,603,863
- Office, warehouse and organic fertilizer plant in HAS	4,474,428
- Organic fertilizer and bread grass production plant and office building	622,036
- Rangeland for beef cattle and office building	8,674,515
- Fish pond	17,782,371

35,157,213

Note (14): Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2016.12.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	210,248	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	33,305,078	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	324,870	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	897,433	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	867,276	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,895,768	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,724,313	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	811,018	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	698,228	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,397,511	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,204,918	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,621,022	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	459,133	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.26	3/4/2013	10	3/3/2023	489,904	4,083	302,107	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	4,119,640	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,686,558
Exchange difference							-4,930,244		-4,851,431

			654				62,300,409	131,789	53,673,690

Note (15) Other Receivables

	2016	Note
Advanced to employees	260,007
Advanced to suppliers	9,428,841	15A
Advanced to customers	19,469,256	15B
Advanced to developers	13,400,128
Others	4,562,568
	-
	47,120,800

Note 15.A & B: Breakdown of Advances to Suppliers ($9.4 million):

15.A. A portion of this consists of molds, parts and components necessary to manufacture and fit-out various types of filters in the APM systems requiring suppliers (manufacturers) to carry additional inventory. This inventory is billed to the Company at such times when the components are called to manufacture the APM filtration systems. Until then, the Company provides advances to the supplier to manufacture the components and hold in inventory on the Company’s behalf until the components are called and billed to the Company, i.e. offsetting the amount invoiced with the proceeds received in advance.

15. B. At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 2200 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out at less than $8,850 per member based on the total of $19.5 million, however part of that amount has been offset by RMB1,000 / head of cattle / year given to the growers as a grant by the Government amounting to over US$4.165 million placed with SJAP holding on trust for and on behalf of the growers that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, would indicate that SJAP’s revenue is also increasing.

Note (16) Current Liabilities:

	2016	Note
Current liabilities
Accounts payable and accruals	8,789,324
Billings in excess of cost and estimated earnings on uncompleted contracts	2,630,752
Due to a director	2,070,390
Other payables	5,962,092	16C
Borrowings-Short term bank loan	2,883,090
Negotiable promissory notes	1,113,140
Income tax payable	1,130
	23,449,918

Note (16C): Analysis of certain Payables:

As of December 31, 2016, we have other payables totaling $17,514,209, comprised of the following:

For the fiscal year ended December 31, 2016, we issued promissory notes amounting to $10,428,044 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries) that are personally guaranteed by a director, repayable within two years on interest-free terms. Promissory notes could be repaid either in cash, shares of the Company, or in combination, thereof. If shares are utilized to settle debt amounts, both parties will determine the respective share conversion rates at the time of settlement. During fiscal year 2015 we redeemed $0 of promissory notes by issuing shares for advances granted by third parties in fiscal year 2015 and from the early months of 2014, providing a balance of $11,192,117 in promissory notes still due and outstanding as of December 31, 2016.

A grant of $716,565 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP proves to be unable to complete the project, it will have to repay the grant to the Government. As of December 31, 2016, as the project is not yet completed, the grant is recorded as other payable.

Also in fiscal year 2016, there were other advances given by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that may or may not have any promissory note or agreement, but rather a verbal understanding. These advances amount to $5,248,527 unpaid and outstanding as at December 31, 2016.

Part F. Pro forma on records of historical performances reflecting the Company’s “Free Cash Flow “derivation: (Inclusive of SIAF and subsidiaries in segments containing Non-GAAP derivation)

	2013	2014	2015	2016	Total
Continuing and discontinued operations
Sale of goods	209	217	251	271	948
Consulting income	52	82	92	72	293

Cost of goods sold	139	154	194	212	699
Cost of service	21	44	57	47	169

EBITDA	98	119	101	143	461
				-
Depreciation & amortization	3	5	5	6	18
				-
Net income attributable to SIAF & subsidiaries (continuing operations, only)	74	66	50	43	233
				-
Non - controlling interest	20	20	24	21	85

Net Incomes of the group	94	86	74	64	318

Total Assets	357	513	640	766

Current assets	147	282	350	321

Total liabilities	38	72	70	62

Current liabilities	31	52	28	23

Capital employed	326	461	611	742	-

Total stockholders equity	319	441	570	704
Internal transaction adjustment	0	-0	-0	-
Total stockholders equity (adjustment)	319	440	570	704

ROCE	29%	25%	16%	18%

CapEx (Total)	66	35	55	58	214
1. property and equipment	7	4	5	3	19
2. construction in progress	51	27	50	55	183
3. land use right	4	4	-	-	8
4. proprietary technologies	4	-	-	-	4

Working Capital	116	230	322	297
1. cash and cash equivalents	1	3	7	3
2. inventories	8	46	63	63
3. deposits and prepaid expenses	51	76	84	85
4. account receivable	82	105	136	123
5. other receivables	5	52	60	47
6. account payables and accrued expenses	-11	-22	-9	-9
7. short term loan	-4	-4	-4	-3
8. other payables	-16	-26	-15	-12

Total increase of wc	5	114	92	-25	186

Total capex and increase of wc	71	149	147	33	400

Free Cash Flow (FCF)	-52	63	1	29	41

Net Debt	-5	-20	-41	-30

Income Taxes

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States of America and, accordingly, undistributed earnings of foreign subsidiaries are indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided, thereon.

The Company appointed US tax professionals to assist in filing income tax returns for the years ended December 31, 2016 in compliance with US Treasury Internal Revenue Code and we filed our 2015 Tax returns with the Internal Revenue Service (“IRS”) in 2016.

As of December 31, 2015, the Company reviewed its tax position with the assistance of US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP since they are exempt from EIT for the twelve months ended December 31, 2016 and 2015 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the twelve months ended December 31, 2016 and 2015.

No Macau corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the twelve months ended December 31, 2016, 2015 and 2014.

Sweden corporate income tax has been provided in the consolidated financial statements for SAFS at $1,130 for the twelve months ended December 31, 2016 and $0 for 2015, and for the period from November 12, 2014 (date of registration) to December 31, 2014, tax incurred was $0.

No deferred tax assets and liabilities are payable as of December 31, 2016, and December 31, 2015 since there was no difference between the financial statements carrying amounts, and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of December, 31 2016, unrestricted cash and cash equivalents amounted to $2,576,058 (see notes to the consolidated financial statements), and our net working capital as of December 31, 2016, was $297,338,248.

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short Term Debts	2,883,090				2,883,090
Bonds payable		21,314,877			21,314,877
Long Term Debts	-	5,766,182			5,766,182
Debt Loan	4,797,532				4,797,532
Negotiable Promissory notes	1,113,140				1,113,140

Cash provided by operating activities amounted to $56,019,415 for the twelve months ended December 31, 2016. This compared with cash provided by operating activities totaled $44,619,333 for the twelve months ended December 31, 2015. The increase in cash used in operations primarily resulted from the increase of account receivable to $12,762,332 for the twelve months ended December 31, 2016 from $(31,171,347) for the twelve months ended December 31, 2015.

Cash used in investing activities totaled $56,190,154 for the twelve months ended December 31, 2016. This compares with cash used in investing activities totaling $54,148,427 for the twelve months ended December 31, 2015. The increase in cash flows used in investing activities primarily resulted from payment for construction of $54,913,543 for the twelve months ended December 31, 2016 from $49,532,030 for the twelve months ended December 31, 2015.

Cash provided by financing activities totaled $2,628,330 for the twelve months December 31, 2016 compared with cash used in financing activities totaling $8,895,517 for the twelve months ended December 31, 2015. The decrease in cash provided by financing activities is mainly due to net proceeds from convertible bonds payable of $0 for the twelve months ended December 31, 2016 from $12,867,550 for the twelve months ended December 31, 2015.

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

Multiple-Element Arrangements

To qualify as a separate unit of accounting under ASC 605-25 “Multiple Element Arrangements ”, the delivered item must have value to the customer on a standalone basis. The significant deliverables under the Company’s multiple-element arrangements are consulting and service under development contract, commission and management service.

Revenues from the Company's fishery development services contract are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board (“FASB ”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognized that profit over the contract term. The percentage of costs incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $20,160, $31,311 and $23,010 for the years ended December 31, 2016, 2015 and 2014, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $2,621,537, $2,795,633 and $2,379,831 for the years ended December 31, 2016, 2015 and 2014, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0, $549,020 and $786,261 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long-term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the twelve months ended December 31, 2016 or December 31, 2015.

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

CORPORATE JOINT VENTURE

A corporation formed, owned, and operated by two or more businesses (ventures) as a separate and discrete business or project (venture) for their mutual benefit is a corporate joint venture. Investee entities, in which the company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the company’s share of the earnings or losses of these companies is included in net income.

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

For the years ended December 31, 2016, 2015, and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $5.46, $3.69 and $5.81, respectively. For the years ended December 31, 2016, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $5.00, $3.60 and $5.56, respectively.

For the years ended December 31, 2016, 2015, and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $2.09, $2.81 and $4.18, respectively. For the years ended December 31, 2016, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $1.93, $2.75 and $4.00, respectively.

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Renminbi (RMB). For those entities, whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholder equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period.

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

For the fiscal year ended December 31, 2016

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31, 2016, and December 31, 2015 were translated at RMB6.94 to $1.00 and RMB6.49 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2016 and December 31 2015 were RMB6.64 to $1.00 and RMB6.23 to $1.00, respectively.

For the fiscal year ended December 31, 2015

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts except for equity as of December, 31 2015 and December 31, 2014 were translated at RMB6.49 to $1.00 and RMB6.12 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2015 and December 31 2014 were RMB6.23 to $1.00 and RMB6.14 to $1.00, respectively.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted if the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

85

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosure

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2013 through 2016 were RMB6.19, RMB6.14, RMB6.23 and RMB6.64, respectively.

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

Changes in Internal Controls

We have also evaluated our internal control over financial reporting, and there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

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

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	74	CEO and Chairman of the Board
Daniel Ritchey	48	Chief Financial Officer and Director
Tan Poay Teik	58	Chief Marketing Officer and Director
Chen Bor Hann	52	Secretary and Director
Yap Koi Ming (George)	64	Independent Director
Nils Erik Sandberg	76	Independent Director
Lim Chang Soh (Anthony)	53	Independent Director

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal year ended December 31, 2016.

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Lee Yip Kun Solomon	2016	336,000	0	0	0	0	0	336,000
Chief Executive Officer	2015	336,000	0	0	0	0	0	336,000
Tan Paoy Teik	2016	174,000	0	0	0	0	0	174,000
Chief Marketing Officer	2015	174,000	0	0	0	0	0	174,000
Chen Bor Hann	2016	60,000	0	0	0	0	0	60,000
Secretary	2015	60,000	0	0	0	0	0	60,000

Summary Equity Awards

There has been no equity incentive award made to any of our executive officers as of our fiscal year ended December 31, 2016. However, there were 337,688, 174,874 and 60,301 shares paid to Solomon Lee, Tan Paoy Tan and Chen Bor Hann, respectively, on May 10, 2016 for services rendered (for 6 years that were accrued but not issued) during year 2007 to 2012 calculated at $5.97 / share.

Employment Agreements

Lee Yip Kun Solomon. On December 29, 2014, we renewed the three-year employment agreement effective and continuing as of January 1, 2016 with Lee Yip Kun Solomon, our Chief Executive Officer and President (the “Lee Agreement”). Pursuant to the Lee Agreement, Mr. Lee is entitled to an annual base salary of $336,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (X) = $336,000 / $ / share ($Y) at time of settlement. Such shares have not been issued to Mr. Lee. Mr. Lee shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Lee Agreement provides for Mr. Lee to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Lee Agreement also includes confidentiality obligations to which Mr. Lee must adhere.

Tan Paoy Teik. On December 29, 2014, we renewed the three-year employment agreement effective and continuing as of January 1, 2016 with Tan Paoy Teik, our Chief Marketing Officer (the “Tan Agreement”). Pursuant to the Tan Agreement, Mr. Tan is entitled to an annual base salary of $174,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (X) = $174,000 / $ / share ($Y) at time of settlement. Such shares have not been issued to Mr. Tan. Mr. Tan shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Tan Agreement provides for Mr. Tan to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Tan Agreement also includes confidentiality obligations to which Mr. Tan must adhere.

Chen Bor Hann. On December 29, 2014, we renewed the three-year employment agreement effective and continuing as of January 1, 2016 with Chen Bor Hann, our Secretary (the “Hann Agreement”). Pursuant to the Hann Agreement, Mr. Hann is entitled to an annual base salary of $60,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (X) = $60,000 / $ / share ($Y) at time of settlement. Such shares have not been issued to Mr. Hann. Mr. Hann shal1 also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Hann Agreement provides for Mr. Hann to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Hann Agreement also includes confidentiality obligations to which Mr. Hann must adhere.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 22,726,859 issued and outstanding shares of common stock as of December 31, 2016, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or Company known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Unless otherwise indicated, the address for each of the officers and directors is c/o Sino Agro Food, Inc., Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, P.R.C.

Name and Address	Shares of Common Stock	Percent of Common Stock	Shares of Series A Preferred Stock	Percent of Series A Preferred Stock	Percent of Capital Stock (1)
Directors and Officers:
Lee Yip Kun Solomon	2,459,697	10.82%	75	75%	62.02%
Tan Poay Teik (Peter)	220,000	* %	20	20%	16.19%
Chen Bor Hann	82,787	* %	5	5%	4.07%
George Yap	29,774	* %	—	0	*
Nils-Erik Sandberg (2)	421,372	1.85%	—	0	*
Daniel Ritchey	161,352	* %	—	0	*
Anthony Soh	14,887	* %	—	0	*

All Officers and Directors as a Company (7 persons)	3,389,869	14.91%	100	100%	82.98%

5% or Greater Beneficial Owners
Nordnet Pensionsförsäkring AB (3)	2,296,348	10.1%	—	0	2.02%
Forsakringsaktiebolaget Avanza Pension (4)	2,778,385	12.23%	—	0	2%
City National Rochdale, LLC (5)	1,181,934	5.2%	—	0	1.04%
Euro China Capital AB (6)	3,663,512	16.12%	—	0	3.22%

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

(2)         Includes 76,949 shares of common stock owned of record by Mr. Sandberg’s spouse and 90,858 shares of common stock owned of record by Ängby Sportklubb, a not-for-profit organization of which Mr. Sandberg is the chairman of the board of directors. Mr. Sandberg disclaims any beneficial ownership of the shares of common stock held by Ängby Sportklubb.

(3)         Carina Tovi is the Chief Executive Officer of Nordnet Pensionsförsäkring AB, whose address is Gustavlundvägen 141, P.O. Box 14095 SE-167 14, Bromma, Sweden.

(4)         Annika Saramies is the Chief Executive Officer of Forsakringsaktiebolaget Avanza Pension, whose address is Box 1399, Stockholm, Sweden 11193.

(5)         Michael Gozzillo is the Chief Compliance Officer of City National Rochdale, LLC, whose address is 570 Lexington Avenue, New York, NY 10022.

(6)         Consists of a note convertible into 3,663,512 shares of our common stock. Fredrik Danielsson is the Managing Partner of Euro China Capital AB, whose address is Hovslagargatan 5, 114 11 Stockholm, Sweden.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2016, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	The weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	1,000,000	-	1,000,000
Plans approved by
Security holders

Equity compensation	None	-	-
Plans not approved
By security holders
Total	1,000,000		1,000,000

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 2015, the Company was indebted to Mr. Lee in the amount of $211,247, and on December 31, 2016 is indebted to Mr. Lee in the amount of $2,070,390. The amounts are unsecured, interest free and have no fixed term of repayment.

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

Ecovis	2016	$	XXXX
Ecovis	2015		$180,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Ecovis	2016	$	XXXX
Ecovis	2015		$0

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements

See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement - Triway selling equity interest in TianQuan Science. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents: Capital Award, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents: Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents: Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents: Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws. Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

3.16	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

3.17	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 10, 2014 as Exhibit 3.1 thereto.

3.18	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Foods, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2012 as Exhibit 3.1 thereto.

4.7	Amended and Restated Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

4.8	Promissory Note dated August 29, 2014. Incorporated herein by reference to the Current Report on Form 8-K filed on September 5, 2014 as Exhibit 4.1 thereto.

4.9	Certificate of Amendment to Certificate of Designation of the Series B Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.2 thereto.

10.1	Patented “Intellectual Property” namely “Zhi Wu Jei Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.1 thereto.

10.2	Sino Foreign Joint Venture Agreement: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.2 thereto.

10.3	Sino Foreign Joint Venture Agreement: Qinghai Sanjiang A Power Agriculture Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.3 thereto.

10.4	Deed of Trust - A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.4 thereto.

10.5	Deed of Trust - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.5 thereto.

10.6	Deed of Trust - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.6 thereto.

10.7	Master License from Infinity Environmental Company, a Belize corporation. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.7 thereto.

10.8	Capital Award Consulting Service Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.8 thereto.

10.9	Tri-Way Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.9 thereto.

10.10.a	Share Sale Agreement of Zhongxingnongmu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.10(a) thereto.

10.10.b	MOU SIAF and Mr. Sun Sales and Purchase of shares Hang Yu Tai. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.10(b) thereto.

10.11	Joint Venture Agreement for Enping City Bi Tao A Power Prawn Culture Development Co., Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.11 thereto.

10.12	AP Technology Consulting Services Agreement between Capital Award and a Company of China Parties. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.12 thereto.

10.13	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.13 thereto.

10.14	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.14 thereto.

10.15	Employment Agreement - Lee. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.15 thereto.

10.16	Employment Agreement - Tan. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.16 thereto.

10.17	Employment Agreement - Chen. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.17 thereto.

10.18	SJVC Enping Cattle and Sheep Farm Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.18 thereto.

10.19	Bait Fish Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.1 thereto.

10.20	Sleepy Cod Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.2 thereto.

10.21	Agreement between Capital Award, Inc. and Liu Gang, et al. Incorporated herein by reference to the Current Report on Form 8-K filed on February 29, 2012 as Exhibit 10.1 thereto.

10.22	Agreement between Macau Eiji Company Limited and Mr. Jin Xuesong. Incorporated herein by reference to the Current Report on Form 8-K filed on March 28, 2012 as Exhibit 10.1 thereto.

10.23	Addendum to Consulting and Services Agreement. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.1 thereto.

10.24	SJVC Agreement between MEIJI and Mr. He Yue Xiong. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.2 thereto.

10.25	Consulting and Services Agreement MEIJI and Mr. He Yue Xiong, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.3 thereto.

10.26	Agreement to Purchase Young Beef between MEIJI and Yang Zi Shao Town Cattle Farm. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.4 thereto.

10.27	WSPS SJVC between the Company and Zhou Jianfeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.5 thereto.

10.28	WSPS Consulting and Services Agreement between Capital Award and Zhou Jianfeng, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.6 thereto.

10.29	Memorandum of Understanding between the Company and Wu Xiaofeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.7 thereto.

10.30	Jiangmen Hang Meiji Cattle Farm Co. Ltd. Statutory Documents. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.8 thereto.

10.31	Consulting and Service Agreement (Wholesale 2) between the Company and Guangzhou YiLi Na Wei Trading Co. Ltd. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.9 thereto.

10.32	JFD Lease agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.32 thereto.

10.33	JHMC Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.33 thereto.

10.34	JHST Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.34 thereto.

10.35	Sino Agro Food, Inc. Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.35 thereto.

10.36	Capital Award Consulting Service Agreement related to Fish Farm 2. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.36 thereto.

10.37	WXC Consulting Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.37 thereto.

10.38	Consulting and Service Agreement between MEIJI and Wei Da Xing, et al. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.38 thereto.

10.39	License Agreement between Capital Award Inc. and Glory Ocean Development Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on March 5, 2014 as Exhibit 10.1 thereto.

10.40	SJVC Agreement between a group of investors in Zhongshan City, Guangdong Province, PRC and Glory Ocean Development Ltd. Incorporated herein by reference to the Annual Report on Form 10-K filed on April 11, 2014 as Exhibit 10.40 thereto.

14	Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013 as Exhibit 14 thereto.

21	List of subsidiaries. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 21 thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 .INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

March 16, 2017	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

March 16, 2017	By:	/s/ DAN RITCHEY
Dan Ritchey Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2017	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

March 16, 2017	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

March 16, 2017	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary

March 16, 2017	By:	/s/ YAP KOI MING
Yap Koi Ming Director

March 16, 2017	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

March 16, 2017	By:	/s/ DAN RITCHEY
Dan Ritchey Director

March 16, 2017	By:	/s/ SOH LIM CHANG
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying consolidated balance sheets of Sino Agro Food, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Agro Food, Inc. December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sino Agro Food, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

s/ECOVIS David Yeung Hong Kong

ECOVIS David Yeung Hong Kong
Hong Kong
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited Sino Agro Food, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sino Agro Food, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sino Agro Food, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Sino Agro Food, Inc. and our report dated March 16, 2017 expressed an unqualified opinion thereon.

s/ECOVIS David Yeung Hong Kong

ECOVIS David Yeung Hong Kong
Hong Kong
March 16, 2017

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	2016	2015
			(Restated)
ASSETS
Current assets
Cash and cash equivalents	7	$2,576,058	$7,229,197
Inventories	8	62,592,272	62,848,707
Costs and estimated earnings in excess of billings on uncompleted contracts	22	740,984	1,306,885
Deposits and prepayments	9	84,845,966	83,811,929
Accounts receivable, net of allowance for doubtful accounts	10	122,912,086	135,674,418
Other receivables	11	47,120,800	59,780,587
Total current assets		320,788,166	350,651,723
Plant and equipment
Plant and equipment, net of accumulated depreciation	12	189,727,227	95,238,410
Non-currents assets held for sale	13	-	9,020,669
Construction in progress	14	35,157,213	72,788,769
Land use rights, net of accumulated amortization	15	53,673,690	58,485,675
Total plant and equipment		278,558,130	235,533,523
Other assets
Goodwill	16	724,940	724,940
Proprietary technologies, net of accumulated amortization	17	10,090,697	10,784,358
Interests in unconsolidated investees	18	139,133,443	-
Long term investments	19	720,773	769,941
Temporary deposits paid to entities for investments in Sino joint venture companies	20	15,644,998	41,109,708
Total other assets		166,314,851	53,388,947

Total assets		$765,661,147	$639,574,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$8,789,324	$9,345,559
Billings in excess of costs and estimated earnings on uncompleted contracts	22	2,630,752	8,700,706
Due to a director		2,070,390	211,247
Other payables	23	5,962,092	4,792,579
Borrowings - Short term bank loans	24	2,883,090	4,466,040
Negotiable promissory notes	25	1,113,140	865,968
Income tax payable		1,130	-
		23,449,918	28,382,099

Non-current liabilities
Other payables	23	11,192,117	4,797,332
Borrowings - Long term debts and bank loan	24	5,766,182	1,554,902
Convertible note payables	26	21,314,877	34,904,739
		38,273,176	41,256,973

Commitments and contingencies		-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 shares issued and outstanding as of December 31, 2016 and 2015, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	27	-	-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	27	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	27	-	-
Common stock: $0.001 par value (27,000,000 shares authorized, 22,726,859 and 20,133,757 shares issued and outstanding as of December 31, 2016 and 2015, respectively)	27	22,727	20,134
Additional paid - in capital		155,741,280	142,882,173
Retained earnings		454,592,652	339,616,638
Accumulated other comprehensive income		(4,335,355)	1,427,638
Treasury stock	27	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		604,771,304	482,696,583
Non - controlling interest		99,166,749	87,238,538
Total stockholders' equity		703,938,053	569,935,121
Total liabilities and stockholders' equity		$765,661,147	$639,574,193

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Note	2016	2015	2014
			(Restated)	(Restated)
Continuing operations
Revenue
- Sale of goods		$270,788,759	$251,382,538	$216,878,194
- Consulting and service income from development contracts		71,107,794	90,374,144	80,112,541
- Commission income		1,049,199	1,892,786	1,567,751
		342,945,752	343,649,468	298,558,486
Cost of goods sold		(211,593,774)	(193,690,885)	(153,828,596)
Cost of services		(47,415,205)	(57,046,350)	(44,241,900)
Gross profit		83,936,773	92,192,233	100,487,990

General and administrative expenses		(17,196,962)	(17,744,322)	(15,003,317)
Net income from operations		66,739,811	75,167,911	85,484,673

Other income (expenses)
Government grant		1,787,636	2,891,482	537,787
Other income		318,023	483,299	443,575
Gain on extinguishment of debts	4	-	132,000	270,586

Interest expense		(4,010,699)	(4,269,703)	(761,061)

Net income (expenses)		(1,905,040)	(762,922)	490,887

Net income before income taxes		64,834,771	74,404,989	85,975,560

Provision for income taxes	5	(1,130)	-	-

Net income from continuing operations		64,833,641	74,404,989	85,975,560
Less: Net (income) loss attributable to non - controlling interest		(20,852,875)	(23,804,038)	(19,691,934)
Net income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries		43,980,766	50,600,951	66,283,626
Discontinued operations
Net income from discontinued operations	6	14,869,216	17,354,003	28,237,632
Net gain from disposal of subsidiaries, TRW and JFD	6	56,947,005	-	-
Less: Net (income) loss attributable to the non - controlling interest	6	(820,973)	(1,599,424)	(2,456,648)
Net income of discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		70,995,248	15,754,579	25,780,984
Net income attributable to the Sino Agro Food, Inc. and subsidiaries		114,976,014	66,355,530	92,064,610
Other comprehensive (loss) income - Foreign currency translation (loss) income		(7,576,607)	(6,540,619)	291,215
Comprehensive income		107,399,407	59,814,911	92,355,825
Less: other comprehensive loss (income) attributable to non - controlling interest		1,657,383	1,515,441	(98,531)
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries		$109,056,790	$61,330,352	$92,257,294

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
- from continuing and discontinued operations
Basic	32	$5.46	$3.69	$5.81
Diluted	32	$5.00	$3.60	$5.56

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
- from continuing operations
Basic	32	$2.09	$2.81	$4.18
Diluted	32	$1.93	$2.75	$4.00

Weighted average number of shares outstanding:
Basic	32	21,041,065	17,988,619	15,847,496
Diluted	32	23,194,083	18,576,241	16,554,566

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Series B Convertible		Series F Non Convertible
	Common stock		Series A Preferred stock		Preferred stock		Preferred stock
	Par value $0.001		Par value $0.001		Par value $0.001		Par value $0.001
	Number	Nominal	Number	Nominal	Number	Nominal	Number	Nominal
	of shares	Amount	of shares	Amount	of shares	Amount	of shares	Amount
		$		$		$		$
Balance as of January 1, 2014	13,899,196	13,899	100	-	7,000,000	7,000	-	-
Issue of common stock
- For settlement of debts	2,734,625	2,733	-	-	-	-	-	-
- Employees' compensation	530,576	531	-	-	-	-	-	-
Cancellation piecemeal adjustments	(1,681)	(1)	-	-	-	-	-	-
Amortize discount - Convertible notes	-	-				-	-	-
Net income for the year
- Continuing operations	-	-	-	-	-	-	-	-
- Discontinued operations	-		-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2014	17,162,716	17,162	100	-	7,000,000	7,000	-	-
Issue of common stock
- For settlement of debts	100,000	100	-	-	-	-	-	-
- Employees' compensation	47,787	48	-	-	-	-	-	-
- Series B convertible preferred stock converted	707,070	707	-	-	(7,000,000)	(7,000)	-	-
- As security for finance raised	1,888,304	1,889
Reverse split shares adjustments	227,880	228	-	-	-	-	-	-
Amortize discount - Convertible notes	-	-	-	-	-	-	-	-
Net income for the year
- Continuing operations	-	-	-	-	-	-	-	-
- Discontinued operations	-	-	-	-	-	-	-	-
Capital contribution from non-controlling interest	-	-	-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2015	20,133,757	20,134	100	-	-	-	-	-
Issue of common stock
- Employees' and professional compensation	1,331,855	1,332	-	-	-	-	-	-
- As security for finance raised	2,461,247	2,461	-	-	-	-	-	-
Shares cancellation	(1,200,000)	(1,200)	-	-	-	-	-	-
Net income for the year								-
- Continuing operations	-	-	-	-	-	-	-	-
- Discontinued operations	-	-	-	-	-	-	-	-
Deemed disposal of subsidiaries	-	-	-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2016	22,726,859	22,727	100	-	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Treasury stock		Additional		other	Non -
	Number		paid - in	Retained	comprehensive	controlling
	of shares	Amount	capital	earnings	income	interest	Total
		$	$	$	$	$	$
Balance as of January 1, 2014	(101,010)	(1,250,000)	105,037,379	181,196,498	6,260,131	40,333,463	331,598,370
Issue of common stock
- For settlement of debts	-	-	12,733,054	-	-	-	12,735,787
- Employees' compensation	-	-	3,318,913	-	-	-	3,319,444
Cancellation piecemeal adjustments	-	-	(15,950)	-	-	-	(15,951)
Amortize discount - Convertible notes	-	-	85,600				85,600
Net income for the year
-Continuing operations	-	-	-	66,283,626	-	19,691,934	85,975,560
-Discontinued operations	-	-	-	25,780,984	-	2,456,648	28,237,632
Foreign currency translation difference	-	-	-	-	192,685	98,531	291,216
Balance as of December 31, 2014	(101,010)	(1,250,000)	121,158,996	273,261,108	6,452,816	62,580,576	462,227,658
Issue of common stock
- For settlement of debts	-	-	867,900	-	-	-	868,000
- Employees' compensation	-	-	726,315	-	-	-	726,363
- Series B convertible preferred stock converted	-	-	6,293	-	-	-	-
- As security for finance raised	-	-	17,275,876	-	-	-	17,277,765
Reverse split shares adjustments	-	-	2,766,414	-	-	-	2,766,642
Amortize discount - Convertible notes	-	-	80,379	-	-	-	80,379
Capital contribution from non-controlling interest	-	-	-	-	-	769,941	769,941
Net income for the year
-Continuing operations	-	-	-	50,600,951	-	23,804,038	74,404,989
-Discontinued operations	-	-	-	15,754,579	-	1,599,424	17,354,003
Foreign currency translation difference	-	-	-	-	(5,025,178)	(1,515,441)	(6,540,619)
Balance as of December 31, 2015	(101,010)	(1,250,000)	142,882,173	339,616,638	1,427,638	87,238,538	569,935,121
Issue of common stock
- Employees' compensation	-	-	7,964,293	-	-	-	7,965,625
- As security for finance raised	-	-	10,713,614	-	-	-	10,716,075
Shares cancellation	-	-	(5,818,800)	-	-	-	(5,820,000)
Net income for the year
-Continuing operations	-	-	-	43,980,766	-	20,852,875	64,833,641
-Discontinued operations	-	-	-	70,995,248	156,231	820,973	71,972,452
Deemed disposal of subsidiaries	-	-	-	-	-	(8,088,254)	(8,088,254)
Foreign currency translation difference	-	-	-	-	(5,919,224)	(1,657,383)	(7,576,607)
Balance as of December 31, 2016	(101,010)	(1,250,000)	155,741,280	454,592,652	(4,335,355)	99,166,749	703,938,053

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2016	2015	2014

Cash flows from operating activities
Net income for the year
- Continuing operations	$64,833,641	$74,404,989	$85,975,560
- Discontinued operations	71,816,221	17,354,003	28,237,632
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	4,141,629	2,866,527	2,457,131
Amortization	1,716,228	1,950,824	2,210,257
Gain on deemed disposal of subsidiaries	(56,947,005)	-	-
Gain on extinguishment of debts	-	(132,000)	(270,586)
Share based compensation costs	4,345,993	363,181	659,686
Other amortized cost arising from convertible notes and others	2,589,503	5,451,612	906,682
Changes in operating assets and liabilities:
Decrease increase in inventories	256,435	(16,880,714)	(37,819,790)
Decrease (increase) in cost and estimated earnings in excess of billings on uncompleted contacts	565,901	(1,306,885)	663,296
(Increase) decrease in deposits and prepaid expenses	(1,055,087)	4,651,244	(23,320,658)
(Decrease) increase in due to a director	(7,485,399)	3,005,115	3,488,291
(Decrease) increase in accounts payable and accrued expenses	(556,235)	(12,793,276)	11,083,641
Increase in other payables	7,564,298	3,691,261	13,933,571
Decrease (increase) in accounts receivable	12,762,332	(31,171,347)	(22,445,129)
Increase in tax payable	1,130	-	-
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(6,069,954)	640,126	4,913,624
Increase in amount due from unconsolidated equity investee	(55,120,003)	-	-
Decrease (increase) in other receivables	12,659,787	(7,475,327)	(48,522,489)
Net cash provided by operating activities	56,019,415	44,619,333	22,150,719
Cash flows from investing activities
Purchases of property and equipment and non-current assets held for sale	(3,112,204)	(4,616,397)	(4,003,588)
Payment for construction in progress	(54,913,543)	(49,532,030)	(26,693,530)
Investments in unconsolidated equity investees	(1,152,640)	-	-
Net cash outflow from deemed disposal of subsidiaries	-	-	-
Long term investments	-	-	(817,127)
Net cash used in investing activities	(59,178,387)	(54,148,427)	(31,514,245)
Cash flows from financing activities
Directors reimbursement for cash originally deposited in due to a director
- Net proceeds from convertible bonds payable	-	12,867,550	-
- Issue of negotiable instrument note	-	3,854,550	-
- Negotiable instrument notes repaid	-	(3,040,000)	-
Net proceeds from bonds payable	-	-	7,522,450
Bond payable repaid	-	(1,725,000)	-
Capital contribution from non-controlling interest	-	769,941	-
Proceeds from short term debts	2,883,090	3,849,707	4,100,377
Proceeds from long term debts	5,766,182	-	2,436,193
Long term debts repaid	(2,171,235)	(449,533)	-
Short term bank loan repaid	(3,849,707)	(4,085,635)	(4,100,377)
Payment for cancellation of piecemeal shares	-	-	(15,951)
Series F Non-convertible preferred stock redemption	-	(3,146,063)	-
Net cash provided by financing activities	2,628,330	8,895,517	9,942,692
Effects on exchange rate changes on cash	(4,122,497)	4,831,327	1,125,007

(Decrease)/increase in cash and cash equivalents	(4,653,139)	4,197,750	1,704,173
Cash and cash equivalents, beginning of year	7,229,197	3,031,447	1,327,274
Cash and cash equivalents, end of year	$2,576,058	$7,229,197	$3,031,447

Supplementary disclosures of cash flow information:
Cash paid for interest	$1,421,196	$1,068,710	$761,299
Cash paid for income taxes	$-	$-	$-
Non - cash transactions
Common stock issued for settlement of debts	$-	$868,000	$12,735,789
Common stock issued as security for finance raised	$10,716,076	-	-
Common stock purchased for cancellation	$(5,820,000)	$-	$-
Common stock issued for services and compensation	$7,965,625	$726,315	$3,319,444
Transfer to land use rights from deposits and prepaid expenses	$-	$-	$14,393,942
Transfer construction in progress to property and equipment and non-current held for sale	$88,237,779	$41,925,482	$4,453,665
Transfer deposits and prepaid expenses to property and equipment and non-current assets held for sale	$1,949,106	$46,194	$217,264
Proceeds from convertible bond payable paid to director and applied to operating activities	$-	$-	$4,110,000
Transfer to proprietary technologies from deposits and prepaid expenses	$-	$17,277,765	$-
Reverse split adjustments	$-	$2,766,642	$-
Series B convertible preferred stock convertible into common stock	$-	$7,000	$-
Convertible bond adjustments	$14,483,399	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On September 5, 2007, the Company acquired three existing businesses in the People’s Republic of China (the “P.R.C.”):

(a)	Hang Yu Tai Investment Limited (“HYT”), a company incorporated in Macau, the owner of 78% equity interest in ZhongXingNongMu Ltd (“ZX”), a company incorporated in the P.R.C.;

(b)	Tri-way Industries Limited (“TRW”), a company incorporated in Hong Kong; and

(c)	Macau Eiji Company Limited (“MEIJI”), a company incorporated in Macau, the owner of 75% equity interest in Enping City Juntang Town Hang Sing Tai Agriculture Co. Ltd. (“HST”), a P.R.C. corporate Sino-Foreign joint venture. HST was dissolved in 2010.

On November 27, 2007, MEIJI and HST established a corporate Sino - Foreign joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”), a company incorporated in the P.R.C. with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“PMH”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”), incorporated in the P.R.C., of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

•	Qinghai Province Sanjiang Group Company Limited (English translation) (“Qinghai Sanjiang”), a company incorporated in the P.R.C with major business activities in the agriculture industry; and

•	Guangzhou City Garwor Company Limited (English translation) (“Garwor”), a company incorporated in the P.R.C., specializing in sales and marketing.

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

On February 28, 2011, the Company applied to form Enping City Bi Tao A Power Prawn Culture Development Co Limited (“EBAPCD”), and the Company would indirectly own a 25% equity interest in future Sino Joint Venture Company (pending approval).

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company owned a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors. On August 15, 2016, an agreement had been executed by and between TRW and its JFD business partners to acquire their 25% equity holding (i.e. non-controlled interest) in JFD, a Sino Foreign Joint Venture Company, having resulted in TRW having secured a 100% equity interest in JFD as of October 5, 2016. Upon TRW’s acquisition of 4 additional prawn farms’ assets, namely Aquafarms 1 through 4, at fair value of US$215.94 million from respective third parties, the consideration paid to SIAF/CA for both their holdings in the merged aquaculture entities and/or master licensing fees (US$81.37 million) and repayment to SIAF for its assumption of TRW liabilities/obligations (US$43.29 million), the total sum of these arrangements (US$340.53) is scheduled for settlement on or before April 30, 2017 (this date has been from amended from March 31, 2017 in consideration of the regulatory timetable). The settlement will transpire through the issuance of 99,990,000 TRW common shares at fair value of $3.41 per share. SIAF’s equity position in TRW now stands at 23.89% (or, US$124.66 million), effective on October 5, 2016. As a result of its disposition of control in TRW, the Company’s categorization of its holdings in TRW has been reclassified from subsidiary to investments in unconsolidated equity investees as of October 5, 2016, and constitutes a deemed disposal of the subsidiary. The deemed gain on disposal of $56,947,005 was recorded in the consolidated statement of profit and loss account of the Company for the year ended December 31, 2016. SIAF took up all assets and liabilities of TRW and JFD except fish farm.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to December 31, 2016, MEIJI further invested $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of December 31, 2016, MEIJI and SJAP total investment in HSA were $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“SAFS”). As of December 31, 2016, the Company invested $77,664 in SAFS.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. As of December 31, 2016, the SJAP’s total investment in QZH was $4,645,489.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (2015: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (2015: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (2015: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (2015: 100%) directly	Dormant

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (2015: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (2015: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (2015: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C.	75% (2015: 75%) indirectly	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (2015:75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (2015:76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	45% (2015:45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	100% (2015: 100%)indirectly	Cattle slaughter

Name of unconsolidated investees	Place of incorporation	Percentage of interest	Principal activities

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	23.89% (2015: 100%) directly (reclassified as Unconsolidated equity investee on October 5, 2016)	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C	100% (2015: 100%) indirectly (reclassified as unconsolidated equity investee on October 5, 2016)	Fish cultivation

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

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, TRW, MEIJI, JHST, JFD, JHMC, HSA, APWAM, SAFS and its variable interest entity SJAP and QZH. All material inter-company transactions and balances have been eliminated in consolidation. TRD and JFD were derecognized as subsidiaries on October 5, 2016.

SIAF, CA, CS, CH, MEIJI, JHST, JHMC, HSA, APWAM, SAFS, SJAP and QZH are hereafter referred to as (the “Company”).

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $20,160, $31,311 and $23,010 for the years ended December 31, 2016, 2015 and 2014, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $2,621,537, $2,795,633 and $2,379,831 for the years ended December 31, 2016, 2015 and 2014, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0, $549,020 and $786,261 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $(4,335,355) as of December 31, 2016 and $1,427,638 as of December 31, 2015. The balance sheet amounts with the exception of equity as of December 31, 2016 and December 31, 2015 were translated using an exchange rate of RMB 6.94 to $1.00 and RMB 6.49 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2016, 2015 and 2014 were RMB 6.64 to $1.00, RMB 6.23 to $1.00 and RMB 6.14 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of December 31, 2016 and December 31, 2015 are $0.

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

On October 29, 2014, the Company invested in Huangyuan County Rural Credit Union (“RCU”), Huangyuan County, Xining City, Qinghai Province, the P.R.C. RCU is engaged in the financing and crediting business to agricultural projects for local farmers. The Company has a 5% stake in RCU. The Company has no representative on the board of directors to oversee corporate operations. The Company accounts for its long term investment at cost.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of December 31, 2016 and 2015 amounted to $2,395,355 and $7,022,695, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	2016	2015	2014

Customer A	17.63%	-%	-%
Customer B	10.45%	15.25%	14.24%
Customer C	10.18%	-%	-%
Customer D	8.91%	11.09%	6.65%
Customer E	7.07%	12.41%	25.73%
Customer F	-%	9.60%	15.94%
Customer G	-%	8.87%	6.58%
	54.24%	57.22%	69.14%

		Percentage of revenue	Amount
Customer A	Organic Fertilizer and Bread Grass Division	17.63%	$76,578,139
Customer B	Fishery Development Division	10.45%	$45,394,220
Customer C	Fishery Division	10.18%	$44,208,890

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	2016	2015

Customer A	19.61%	10.12%
Customer B	18.11%	-%
Customer C	12.83%	-%
Customer D	7.52%	-%
Customer D	5.96%	11.31%
Customer E	-%	13.71%
Customer F	-%	9.31%
Customer F	-%	8.45%
	64.03%	52.90%

As of December 31, 2016, amounts due from customers A, B and C are $24,106,909, $22,262,073 and $15,771,795, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.31	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2016 and 2015, the Company determined no impairment losses were necessary.

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

For the years ended December 31, 2016, 2015, and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $5.46, $3.69 and $5.81, respectively. For the years ended December 31, 2016, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $5.00, $3.60 and $5.56, respectively.

For the years ended December 31, 2016, 2015, and 2014, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $2.09, $2.81 and $4.18, respectively. For the years ended December 31, 2016, 2015 and 2014, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $1.93, $2.75 and $4.00, respectively.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.38	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosure

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in consolidated financial statements. The Company operates in five principal reportable segments: Fishery Development Division, HU Plantation Division, Organic Fertilizer and Bread Grass Division, Cattle Farm Development Division and Corporate and Others Division. On October 5, 2016, (i) Jiang Men City A Power Fishery Development Co., Limited (“JFD”) and Tri- Way Industries Limited (“TRW’), part of Fishery Division, were disposed from the Company; and (ii). Capital Award Inc. (“CA”), part of Fishery Development Division, ceased its income from sale of goods - fishery since December 31, 2016. As a result, Fishery Development Division – sale of goods was treated as Discontinued operations. No geographic information is required as all revenue and assets are located in the P.R.C.

	2016
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$72,156,993	$13,318,582	$155,203,534	$29,837,560	$72,429,083	$61,402,763	$404,348,515

Net income (loss)	$22,429,776	$3,507,783	$18,416,950	$2,905,449	$(3,279,192)	$70,995,248	$114,976,014

Total assets	$87,688,839	$47,051,841	$325,639,821	$52,267,765	$253,012,881	$-	$765,661,147

	2015
	Continuing					Discontinued
	operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$88,480,956	$13,674,894	$164,565,027	$35,272,834	$41,655,757	$85,404,016	$429,053,484

Net income (loss)	$31,066,248	$5,198,917	$16,669,323	$2,752,147	$(5,085,684)	$15,754,579	$66,355,530

Total assets	$143,408,415	$54,867,488	$297,805,297	$48,258,274	$86,214,050	$9,020,669	$639,574,193

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

	2014
	Continuing					Discontinued
	operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$76,750,308	$11,086,275	$122,041,511	$32,891,161	$55,789,231	$105,775,887	$404,334,373

Net income (loss)	$27,360,538	$3,852,659	$27,929,319	$2,916,940	$4,224,170	$25,780,984	$92,064,610

Total assets	$131,155,150	$53,220,509	$244,014,073	$47,753,495	$49,149,387	$7,394,275	$532,686,889

Note

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”). On September 30, 2016, part of JFD was disposed from the Company.

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	2016
	Continuing					Discontinued
	operations					operations
			Organic
	Fishery		Fertilizer and	Cattle Farm		Fishery
	Development	HU Plantation	Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$61,402,763	$61,402,763

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	13,318,582	-	-	-	-	13,318,582

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	20,618,734	-	-	-	20,618,734

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	45,462,110	-	-	-	45,462,110

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	89,122,690	-	-	-	89,122,690

Macau Eiji Company Limited (“MEIJI”)	-	-	-	29,837,560	-	-	29,837,560

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	72,429,083	-	72,429,083

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	71,107,794	-	-	-	-	-	71,107,794

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-

Commission and management fee Capital Award, Inc. (“CA”)	1,049,199	-	-	-	-	-	1,049,199
	$72,156,993	$13,318,582	$155,203,534	$29,837,560	$72,429,083	$61,402,763	$404,348,515

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	2015
	Continuing					Discontinued
	operations					operations
			Organic
	Fishery		Fertilizer and	Cattle Farm		Fishery
	Development	HU Plantation	Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$85,404,016	$85,404,016

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	13,674,894	-	-	-	-	$13,674,894

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	19,967,383	-	-	-	19,967,383

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	86,973,719	-	-	-	86,973,719

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	57,623,925	-	-	-	57,623,925

Macau Eiji Company Limited (“MEIJI”)	-	-	-	35,272,834	-	-	35,272,834

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	37,869,783	-	37,869,783

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	86,588,170	-	-	-	-	-	86,588,170

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	3,785,974	-	3,785,974

Commission and management fee Capital Award, Inc. (“CA”)	1,892,786	-	-	-	-	-	1,892,786
	$88,480,956	$13,674,894	$164,565,027	$35,272,834	$41,655,757	$85,404,016	$429,053,484

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue (Continued):-

	2014
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Fishery Development Division	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$105,775,887	$105,775,887

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	11,086,275	-	-	-	-	11,086,275

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	20,005,179	-	-	-	20,005,179

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	88,827,545	-	-	-	88,827,545

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	13,208,787	-	-	-	13,208,787

Macau Eiji Company Limited (“MEIJI”)	-	-	-	32,891,161	-	-	32,891,161

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	50,859,247	-	50,859,247

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	75,182,557	-	-	-	-	-	75,182,557

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	4,929,984	-	4,929,984

Commission and management fee Capital Award, Inc. (“CA”)	1,567,751	-	-	-	-	-	1,567,751
	$76,750,308	$11,086,275	$122,041,511	$32,891,161	$55,789,231	105,775,887	$404,334,373

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	2016
	Continuing					Discontinued
	operations					operations
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm	Corporate	Fishery
	Development	Plantation	Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$45,742,523	$45,742,523

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	6,274,906	-	-	-	-	6,274,906

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	12,459,371	-	-	-	12,459,371

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	30,553,572	-	-	-	30,553,572

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	70,283,492	-	-	-	70,283,492

Macau Eiji Company Limited (“MEIJI”)	-	-	-	28,299,710	-	-	28,299,710

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	63,722,723	-	63,722,723
	$-	$6,274,906	$113,296,435	$28,299,710	$63,722,723	$45,742,523	$257,336,297

COST OF SERVICES

	2016
	Continuing					Discontinued
	operation					operation
			Organic
	Fishery		Fertilizer and	Cattle Farm	Corporate	Fishery
	Development	HU Plantation	Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$47,415,205	$-	$-	$-	$-	$-	$47,415,205

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-
	$47,415,205	$-	$-	$-	$-	$-	$47,415,205

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	2015
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$67,152,999	$67,152,999

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	4,382,965	$-	-	-	-	4,382,965

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	11,510,644	-	-		11,510,644

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	68,719,888	-	-		68,719,888

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	42,548,711	-	-		42,548,711

Macau Eiji Company Limited (“MEIJI”)	-	-	-	33,403,353	-		33,403,353

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	33,125,324		33,125,324
	$-	$4,382,965	$122,779,243	$33,403,353	$33,125,324	$67,152,999	$260,843,884

COST OF SERVICES

	2015
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$55,641,537	$-	$-	$-	$-	$-	$55,641,537

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	1,404,813	-	1,404,813
	$55,641,537	$-	$-	$-	$1,404,813	$-	$57,046,350

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	2014
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division(2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Fishery Development Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$76,925,056	$76,925,056

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,334,857	-	-	-		3,334,857

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	11,261,482	-	-		11,261,482

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	61,871,146	-	-	-	61,871,146

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	9,353,132	-	-	-	9,353,132

Macau Eiji Company Limited (“MEIJI”)	-	-	-	31,151,084	-	-	31,151,084

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	36,856,895	-	36,856,895
	$-	$3,334,857	$82,485,760	$31,151,084	$36,856,895	$76,925,056	$230,753,652

COST OF SERVICES

	2014
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Fishery Development Division (1)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$39,387,359	$-	$-	$-	$-	$-	$39,387,359

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	4,854,541	-	4,854,541
	$39,387,359	$-	$-	$-	$4,854,541	$-	$44,241,900

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	GAIN ON EXTINGUISHMENT OF DEBTS

The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $0, $132,000 and $270,586 has been credited to consolidated statements of income as other income for the years ended December 31, 2016, 2015 and 2014, respectively.

	2016	2015	2014

Total amounts of debts to be settled	$-	$1,000,000	$13,006,375
Less: Aggregate market fair value of 0 (2015: 100,000) (2014: 2,734,626) shares of common stock in exchange of the above debts for debts extinguishment	-	(868,000)	(12,735,789)

Gain on extinguishment of debts	$-	$132,000	$270,586

5.	INCOME TAXES

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

The Company appointed US tax professionals to assist in filing income tax returns for the years ended December 31, 2016 in compliance with US Treasury Internal Revenue Code and we filed our 2015 Tax returns with the Internal Revenue Service (“IRS”) in 2016.

As of December 31, 2016, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA, SJAP and QZH since they are exempt from EIT for the years ended December 31, 2016, 2015 and 2014 as they are within the agriculture, and cattle sectors.

No EIT has been provided in the financial statements of JFD since they are exempt from EIT for the period ended September 30, 2016 (date of de-recognition JFD as subsidiary) and for the year ended December 31, 2015 and 2014 as they are within the fishery sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the period ended September 30, 2016 (date of de-recognition TRW as subsidiary) and for the years ended December 31, 2015 and 2014.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the years ended December 31, 2016, 2015 and 2014.

Sweden

Sweden Corporate income tax has been provided at 22% on reported profit for the year ended December 31, 2016 in the consolidated financial statements of SAFS. No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the years ended December 31, 2015 and 2014.

No deferred tax assets and liabilities are of December 31, 2016 and 2015 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	2016	2015	2014

SIAF	$-	$-	$-
SAFS	1,130	-	-
TRW	-	-	-
MEIJI and APWAM	-	-	-
JHST, JFD, JHMC, SJAP, QZH and HSA	-	-	-
	$1,130	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2016, 2015 and 2014. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS

On August 15, 2016, an agreement had been executed by and between TRW and its JFD business partners to acquire their 25% equity holding (i.e. non-controlled interest) in JFD, a Sino Foreign Joint Venture Company, having resulted in TRW having secured a 100% equity interest in JFD as of October 5, 2016. Upon TRW’s acquisition of 4 additional prawn farms’ assets, namely Aquafarms 1 through 4, at fair value of US$215.94 million from respective third parties, the consideration paid to SIAF/CA for both their holdings in the merged aquaculture entities and/or master licensing fees (US$81.37 million) and repayment to SIAF for its assumption of TRW liabilities/obligations (US$43.29 million), the total sum of these arrangements (US$340.53) is scheduled for settlement on or before April 30, 2017 (this date has been from amended from March 31, 2017 in consideration of the regulatory timetable). The settlement will transpire through the issuance of 99,990,000 TRW common shares at fair value of $3.41 per share. SIAF’s equity position in TRW now stands at 23.89% (or, US$124.66 million), effective on October 5, 2016. As a result of its disposition of control in TRW, the Company’s categorization of its holdings in TRW has been reclassified from subsidiary to investments in unconsolidated equity investees as of October 5, 2016, and constitutes a deemed disposal of the subsidiary. The deemed gain on disposal of $56,947,005 was recorded in the consolidated statement of profit and loss account of the Company for the year ended December 31, 2016. On October 1, 2016, SIAF took all assets and liabilities of TRW and JFD except plant and equipment - fish farm.

On October 5, 2016, (i) Tri-way Industries Ltd. (“TRW”) and its subsidiary Jiang Men City A Power Fishery Development Co., Limited (“JFD”), part of Fishery Division, were separated from the Company; and (ii) Capital Award Inc. (“CA”), part of Fishery Development Division, ceased its income from sale of their respective goods. The post-tax result of the Fishery Development Division has been disclosed as a discontinued operation in the consolidated statements of income and comprehensive income. Loss of control over TRW and JFD were not subject to business tax of PRC and income tax of PRC and Hong Kong.

(a)	Net income from discontinued operations

		2016	2015	2014

	Revenue
	-Sale of goods	$61,402,763	$85,404,016	$105,775,887
	Cost of sales	(45,742,523)	(67,152,999)	(76,925,056)
	Gross profit	15,660,240	18,251,017	28,850,831

	General and administrative expenses	(791,347)	(896,395)	(612,961)
	Net income from operations	14,868,893	17,354,622	28,237,870
	Interest income/(expenses)	323	(619)	(238)
	Income before tax from discontinued operations	14,869,216	17,354,003	28,237,632
	Net gain from deemed disposal of subsidiaries, TRW and JFD	56,947,005	-	-
	Net income before taxes	71,816,221	17,354,003	28,237,632
	Provision for income taxes	-	-	-
	Net income from discontinued operations	71,816,221	17,354,003	28,237,632
	Less: Net income attributable to the non-controlling interest	(820,973)	(1,599,424)	(2,456,648)

	Net income from discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries	$70,995,248	$15,754,579	$25,780,984

(b)	Net gain from deemed disposal of subsidiaries due to loss of control over TRW and JFD

	Fair value of interest retained in subsidiaries, TRW and JFD		$81,367,997
	Less Amounts recognized prior to disposal
	Net assets of Tri-Way Industries Limited group	$32,353,015
	Less: Non-controlling interest at disposal	(8,088,254)	24,264,761
			57,103,236

	Cumulative exchange loss in respect of net assets of subsidiaries reclassified from other comprehensive income		(156,231)

	Net gain from deemed disposal of subsidiaries, TRW and JFD		$56,947,005

(c)	Consideration received from deemed disposal of subsidiaries due to loss of control over TRW and JFD		$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPEARTIONS (CONTINUED)

(d)	Consolidated assets and liabilities of subsidiaries, TRW and JFD as of October 5, 2016

ASSETS
Current assets
Amount due from SIAF	23,971,907
Total current assets	23,971,907

Non-current assets held for sale
- Plant and equipment	8,381,108
Total non-current assets held for sale	8,381,108
Total assets	$32,353,015
Net assets of subsidiaries, TRW and JFD as of October 5, 2016 disposed of	$32,353,015

As of October 1, 2016, the Company took up all assets and liabilities of TRW and JFD except plant and equipment - fish farm and the net amount is $23,971,907.

(e)	Net cash outflow on deemed disposal of subsidiaries, TRW and JFD

2016

Cash and cash equivalents disposed of	$-
Net cash outflow on deemed disposal of subsidiaries TRW and JFD	$-

(f)	Detailed cash flow from discontinued operations

	2016	2015	2014
Cash flows from operating activities
Net income for the year	$71,816,221	$17,354,003	$28,237,632
Adjustments to reconcile net loss to net cash from operations:
Gain on deemed disposal of subsidiaries	(56,947,005)	-	-
Changes in operating assets and liabilities:	(8,140,484)	(11,219,136)	(27,299,147)
Net cash provided by operating activities	6,728,732	6,134,867	938,485
Cash flows from investing activities
Payment for construction in progress	(11,388,334)	-	-
Acquisition of property, plant and equipment	(324)	(1,629,846)	(848,573)
Net cash used in investing activities	(11,388,658)	(1,629,846)	(848,573)
Increase in cash and cash equivalents	(4,659,926)	4,505,021	89,912
Cash and cash equivalents, beginning of period/ year	4,659,926	154,905	64,993
Cash and cash equivalents, end of period/ year	$-	$4,659,926	$154,905
Supplementary of disclosures of cash flow information
Cash paid for interest	$-	$619	$238
Cash paid for income taxes	$-	$-	-
Non-cash transactions
-Disposal proceeds receivable of sale of subsidiaries, TRW and JFD	-	-	-

7.	CASH AND CASH EQUIVALENTS

	2016	2015

Cash and bank balances	$2,576,058	$7,229,197

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

As of December 31, 2016, inventories are as follows:

	2016	2015

Sleepy cods, prawns, eels and marble goby	$481,509	$4,053,458
Beef and mutton	13,217,456	14,593,458
Bread grass	2,115,815	1,207,260
Beef cattle	6,814,132	7,336,228
Organic fertilizer	15,901,153	10,815,983
Forage for cattle and consumable	6,536,517	8,018,541
Raw materials for bread grass and organic fertilizer	15,829,424	15,440,348
Immature seeds	1,696,266	1,383,431
	$62,592,272	$62,848,707

9.	DEPOSITS AND PREPAYMENTS

	2016	2015

Deposits for
- purchases of equipment	$5,555,471	$4,963,245
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	13,729,305	19,948,867
- aquaculture contracts	2,261,538	4,340,741
- consulting service providers and others	8,150,000	9,197,796
- construction in progress	13,719,339	20,243,172
- issue of shares as collateral	26,493,841	11,281,100
Prepayments - debts discounts and others	5,007,015	9,919,126
Shares issued for employee compensation and overseas professional and bond interest	3,982,812	544,772
Others	2,573,535	-
	$84,845,966	$83,811,929

10.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of December 31, 2016 and 2015. Bad debts written off for the years ended December 31, 2016, 2015 and 2014 are $0.

Aging analysis of accounts receivable is as follows:

	2016	2015

0 - 30 days	$28,550,628	$49,190,282
31 - 90 days	29,905,888	29,280,990
91 - 120 days	39,219,847	19,838,792
over 120 days and less than 1 year	25,235,723	37,364,354
over 1 year	-	-
	$122,912,086	$135,674,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER RECEIVABLES

	2016	2015

Advanced to employees	$260,007	$169,369
Advanced to suppliers	9,428,841	8,052,235
Advanced to customers	19,469,256	20,696,433
Advanced to developers	13.400,128	28,000,000
Others	4,562,568	-
Advanced to convertible bond holder	-	2,862,550
	$47,120,800	$59,780,587

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered loan agreements with suppliers, customers and developers to assist them to procure project loans.

12.	PLANT AND EQUIPMENT

	2016	2015
		(Restated)
Plant and machinery	$6,022,686	$5,889,915
Structure and leasehold improvements	163,414,025	80,772,440
Mature seeds and herbage cultivation	28,781,286	14,122,937
Furniture and equipment	827,356	128,639
Motor vehicles	926,511	790,434
	199,971,864	101,704,365

Less: Accumulated depreciation	(10,244,637)	(6,465,955)
Net carrying amount	$189,727,227	$95,238,410

Depreciation expenses were $4,141,629, $2,866,527 and $2,457,131 for the years ended December 31, 2016, 2015 and 2014, respectively.

13.	NON-CURRENT ASSETS HELD FOR SALE

On August 15, 2016, an agreement had been executed by and between TRW and its JFD business partners to acquire their 25% equity holding (i.e. non-controlled interest) in JFD, a Sino Foreign Joint Venture Company, having resulted in TRW having secured a 100% equity interest in JFD as of October 5, 2016. Upon TRW’s acquisition of 4 additional prawn farms’ assets, namely Aquafarms 1 through 4, at fair value of US$215.94 million from respective third parties, the consideration paid to SIAF/CA for both their holdings in the merged aquaculture entities and/or master licensing fees (US$81.37 million) and repayment to SIAF for its assumption of TRW liabilities/obligations (US$43.29 million), the total sum of these arrangements (US$340.53) is scheduled for settlement on or before April 30, 2017 (this date has been from amended from March 31, 2017 in consideration of the regulatory timetable). The settlement will transpire through the issuance of 99,990,000 TRW common shares at fair value of $3.41 per share. SIAF’s equity position in TRW now stands at 23.89% (or, US$124.66 million), effective on October 5, 2016. As a result of its disposition of control in TRW, the Company’s categorization of its holdings in TRW has been reclassified from subsidiary to investments in unconsolidated equity investees as of October 5, 2016, and constitutes a deemed disposal of the subsidiary. The deemed gain on disposal of $56,947,005 was recorded in the consolidated statement of profit and loss account of the Company for the year ended December 31, 2016. SIAF took up all assets and liabilities of TRW and JFD except plant and equipment - fish farm. As a result, property and equipment of TRW and JFD was reclassified as non-current assets held for sale.

	2016	2015

Structure and leasehold improvements	$-	$8,763,294
Furniture and equipment	-	257,375
Net carrying amount	$-	$9,020,669

14.	CONSTRUCTION IN PROGRESS

	2016	2015

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$4,474,428	$26,158,968
- Oven room, road for production of dried flowers	3,603,863	3,079,766
- Organic fertilizer and bread grass production plant and office building	622,036	11,746,949
- Rangeland for beef cattle and office building	8,674,515	26,463,249
- Fish pond	17,782,371	5,339,837
	$35,157,213	$72,788,769

15.	LAND USE RIGHTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	LAND USE RIGHTS (CONTINUED)

	2016	2015

Cost	$62,341,829	$65,961,071
Less: Accumulated amortization	(8,668,139)	(7,475,396)
Net carrying amount	$53,673,690	$58,485,675

Amount

Balance @1.1.2014	$69,428,143
Exchange difference	(3,467,072)
Balance @12.31.2015	$65,961,071
Exchange difference	(3,619,242)
Balance @12.31.2016	$62,341,829

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights were $1,151,323, $1,369,455 and $1,619,155 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	2016	2015

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

17.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On October1, 2015, the Company took up such assets at $5,473,720. On October 5, 2016, TRW and JFD were derecognized as subsidiaries.

On March 6, 2012, MEIJI acquired an aromatic-feed formula technology for the production of aromatic cattle for $1,500,000. On October 1, 2013, SIAF was granted a license to exploit sleepy cods breeding technology to grow out of sleepy cods for $2,270,000 for 50 years. SJAP booked bacterial cellulose technology license and related trademark for $2,119,075 and amortized expenditures for 20 years starting from January 1, 2014.

	2016	2015

Cost	$11,108,131	$13,771,527
Less: Accumulated amortization	(1,017,434)	(2,987,169)
Net carrying amount	$10,090,697	$10,784,358

Amortization of proprietary technologies was $564,905, $581,369 and $591,102 for the years ended December 31, 2016, 2015 and 2014, respectively. No impairments of proprietary technologies have been identified for the years ended December 31, 2016, 2015 and 2014.

18.	INTERESTS IN UNCONSOLIDATED EQUITY INVESTEES

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company owned a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors.

On August 15, 2016, an agreement had been executed by and between TRW and its JFD business partners to acquire their 25% equity holding (i.e. non-controlled interest) in JFD, a Sino Foreign Joint Venture Company, having resulted in TRW having secured a 100% equity interest in JFD as of October 5, 2016. Upon TRW’s acquisition of 4 additional prawn farms’ assets, namely Aquafarms 1 through 4, at fair value of US$215.94 million from respective third parties, the consideration paid to SIAF/CA for both their holdings in the merged aquaculture entities and/or master licensing fees (US$81.37 million) and repayment to SIAF for its assumption of TRW liabilities/obligations (US$43.29 million), the total sum of these arrangements (US$340.53) is scheduled for settlement on or before April 30, 2017 (this date has been from amended from March 31, 2017 in consideration of the regulatory timetable). The settlement will transpire through the issuance of 99,990,000 TRW common shares at fair value of $3.41 per share. SIAF’s equity position in TRW now stands at 23.89% (or, US$124.66 million), effective on October 5, 2016. As a result of its disposition of control in TRW, the Company’s categorization of its holdings in TRW has been reclassified from subsidiary to investments in unconsolidated equity investees as of October 5, 2016, and constitutes a deemed disposal of the subsidiary. The deemed gain on disposal of $56,947,005 was recorded in the consolidated statement of profit and loss account of the Company for the year ended December 31, 2016. On October 1, 2016, SIAF took up all assets and liabilities of TRW and JFD except plant and equipment - fish farm.

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for $150,806.

	2016	2015

Investments at cost
- TRW	$83,869,286	$-
- HITT	144,154	-
Amount due from a consolidated equity investee - TRW	55,120,003	-
Share of post-acquisition profits	-	-
	$139,133,443	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	LONG TERM INVESTMENT

	2016	2015

Investment in Huangyuan County Rural Credit Union	$720,773	$769,941
Less: Accumulated impairment losses	-	-
	$720,773	$769,941

20.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		2016	2015
A	Trade center	*	$4,086,941	$4,086,941
A	Seafood center		-	1,032,914
B	Fish Farm 2 GaoQiqiang Aquaculture	*	6,000,000	6,000,000
C	Prawn farm 1		-	14,554,578
D	Prawn farm 2		-	9,877,218
E	Cattle farm 2	*	5,558,057	5,558,057
			$15,644,998	$41,109,708

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of December 31, 2016, the percentages of equity stakes of A (trade and seafood centers), B (fish farm 2 GaoQiqiang Aquaculture Farm) and E (cattle farm 2) are 31%, 23% and 35% respectively. During the year ended December 31, 2016, the Company withdrew its investments in seafood center and prawn farm1 and prawn farm 2.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

21.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of December 31, 2016, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	VARIABLE INTEREST ENTITY (CONTINUED)

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2016, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2016, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	2016	2015

Costs	$7,288,360	$6,487,032
Estimated earnings	5,846,890	10,995,534
Less: Billings	(12,394,266)	(16,175,681)
Costs and estimated earnings in excess of billings on uncompleted contracts	$740,984	$1,306,885

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	2016	2015

Billings	$24,115,354	$146,830,043
Less: Costs	(13,907,143)	(85,092,860)
Estimated earnings	(7,577,459)	(53,036,477)
Billing in excess of costs and estimated earnings on uncompleted contracts	$2,630,752	$8,700,706

(iii)	Overall

	2016	2015

Billings	$36,509,620	$163,005,724
Less: Costs	(21,195,503)	(91,579,892)
Estimated earnings	(13,424,349)	(64,032,011)
Billing in excess of costs and estimated earnings on uncompleted contracts	$1,889,768	$7,393,821

23.	OTHER PAYABLES

	2016	2015

Due to third parties	$451,195	$312,782
Due to debts loan	4,797,332	4,797,332
Promissory notes issued to third parties	11,192,117	2,200,000
Due to local government	713,565	2,279,797
	$17,154,209	$9,589,911

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(11,192,117)	-
Due to debts loan	-	(4,797,332)
Amount classified as current liabilities	$5,962,092	$4,792,579

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

During the year ended December 31, 2015, the Company issued 753,304 shares of common stock ranging from $6.96 to $8.91 as collateral to secure debts loan of $4,797,332 from third party. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

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

Short term bank loans

Name of lender	Interest rate	Term	2016		2015

Agricultural Development Bank of China Huangyuan County Branch, Xining City, Qinghai Province, the P.R.C.	6.4%	January 3, 2014 - December 17, 2018	$-		$616,333	^*#
Da Tong National Development Rural Bank Limited
Da Tong County, Xining City, Qinghai Province, the P.R.C.	10%	July 14 ,2016 - May 28, 2017	2,883,090	^+@	-
Agricultural Development Bank of China
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.	4.785%	October 28, 2015 - October 27, 2016	-		3,849,707	^*
			$2,883,090		$4,466,040

Long term debts and bank loan

Name of lender	Interest rate	Term	2016		2015

GanGuo Village Committee
Bo Huang Town
Huangyuan County,
Xining City, Qinghai Province, the P.R.C.	12.22%	June 2012 - June 2017	$-		$169,387
China Development Bank		December 9, 2016 -
Beijing City, the P.R,C.	5.39%	December 15, 2026	5,766,182	^*#	-
Agricultural Development Bank of China
Huangyuan County Branch,
Xining City, Qinghai Province, the P.R.C.	6.4%	January 3, 2014 - December 17, 2018	-		2,001,848	^*#
Less: The current portion reclassified as short term debts			-		(616,333)
			$5,766,182		$1,554,902

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.

*	secured by land use rights with net carrying amount of $416,973 (2015: $436,253).

+	secured by property and equipment with net carrying amount of $1,036,889 (2015: $ 0)

@	secured by land use rights with net carrying amounts of $363,092 (2015: $0).

#	repayable $72,078, $216,232, $288,308, $432,464, $432,464, $720,773, $720,773, $1,441,545 and $ 1,441,545 in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, respectively (2015: repayable $616,333, $616,333 and $769,182 in 2015, 2016, 2017 and 2018, respectively).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	NEGOTIABLE PROMISSORY NOTES

On August 29, 2015, TRW issued negotiable promissory notes to three fund companies and one individual for $3,450,000 and the company acted as guarantor for repayment. As of October 1, 2016, the Company entered assignment agreement with TRW to take up liabilities of negotiable promissory notes.

	2016	2015

Negotiable promissory notes	$1,113,140	$865,968

Principal amount:	$1,035,479 (2015: $814,500)
Interest payable:	$77,661 (2015: $51,468)
Interest rate:	2.5% (2015:2.50% - 2.6%) per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Default interest rate	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Interest payment	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
Issue date:	August 29, 2015 and October 12, 2015
Repayment date:	Repaid in full within 283 calendar days from the issue of notes
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company, the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event") from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur.
Security:	Corporate guarantee by the Company

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	CONVERTIBLE NOTE PAYABLES

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

	2016	2015

10.50% convertible note of maturity date February 28, 2020	$21,314,877	$34,904,739

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt. Debt premium of $0, $24,475 and $5,188 were amortized for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $18,183,267(2015: 32,666,666) principal outstanding and accrued interest in the amount of $3,131,610 (2015: $2,238,073) that was owed under the terms of the convertible note.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

The Company calculated professional service compensation of $1,500,000 in respect of convertible note issue, and recognized $0, $1,500,000 and $0 for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the deferred compensation balance was $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of December 31, 2016 and 2015 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of December 31, 2016 and 2015, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	SHAREHOLDERS’ EQUITY (CONTINUED)

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

There were 0 shares of Series B convertible preferred stock issued and outstanding as of December 31, 2016 and 2015, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of December 31, 2016 and 2015 are 0 shares and grand total issued and outstanding preferred stock as of December 31, 2016 and 2015 are 100 shares.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	SHAREHOLDERS’ EQUITY (CONTINUED)

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

During the year ended December 31, 2014, the Company issued (i) 2,734,625 shares of common stock for $13,006,373 at values ranging from $3.96 to $10.40 per share to settle debts due to third parties. The Company executed several agreements with third parties to settle debts by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of $270,586 and $1,318,947 has been credited to consolidated statements of income as other income for the year ended December 31, 2014 and 2013, respectively; (ii) 130,568 shares of common stock valued to employees at fair value of $4.26 per share for $555,827 for employee compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance of $4.26 per share; (iii) 400,008 shares of common stock valued to professionals at fair value ranging from $3.96 to $7.43 per share for $2,763,618 for service compensation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of issuance ranging from $3.96 to $9.90 per share; and (iv) 1,681 piecemeal shares of common stock valued at fair value of $9.49 per share amounting to $15,951 for cancellation. The fair value of the common stock issued was determined by using the trading price of the Company’s common stock on the date of cancellation of $9.49 per share.

During the year ended December 31, 2015, the Company issued (i) 100,000 shares of common stock for $868,000 at $8.68 per share to settle debts due to third parties. The Company executed several agreements with third parties to raise debts loan by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of 132,000 and $270,586 has been credited to consolidated statements of income as other income for the year ended December 31, 2015 and 2014, respectively; (ii) 753,304 shares of common stock ranging from $6.96 to $8.91 amounting to as collateral to secure debts loan of $4,797,332, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; (ii) 1,135,000 shares of common stock ranging from $8.75 to $12.50 as collateral to secure trade finance facility amounting to the extent of $7,600,000, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued and such shares returned to treasury stock after the contract period of three years (iii) 153,392 shares at $11.13 per share and 75,002 shares at $14.20 per share were issued for reverse split adjustments; (iv) 47,787 shares of common stock valued to employees and directors at fair value of $15.20 per share for $726,315 for employee compensation; 7,000,000 shares of Series B preferred stock were converted into 707,070 shares under terms of issue; (v) cancelled 514 shares for $10.97 per share for reverse splits adjustments..

During the year ended December 31, 2016, the Company (i) issued 1,199,068 shares of common stock valued to employees and directors at fair value of $5.98 per share for $7,169,823 for employee compensation; (ii) issued 132,787 shares of common stock valued to professionals at fair value of $5.98 per share for $794,066 for service compensation; (iii) issued 2,461,247 shares of common stock ranging from $6.96 to $8.91 amounting to $5,765,476 as collateral to secure debts loan of $4,797,332, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; and purchased 1,200,000 shares of common stock of $4.85 amounting to $5,820,000 for cancellation.

The Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 22,727,273 to 27,000,000 and the amendment was filed on December 28, 2016.

The Company has 22,726,859 and 20,133,757 shares of common stock issued and outstanding as of December 31, 2016 and 2015, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $634 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2019; (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $12,733, its lease expiring on July 8, 2018; and (iii) 1,555 square feet of staff quarters in Linli District, Hunan Province, P.R.C. for a monthly rent of $226, its lease expiring on May 1, 2018.

Lease expenses were $174,429, $179,201 and $159,300 for the years ended December 31, 2016, 2015 and 2014, respectively.

The future minimum lease payments as of December 31, 2016, are as follows:

Year ending December 31, 2017	$47,250
Year ending December 31, 2018	257,449
$304,699

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	STOCK BASED COMPENSATION

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

On May 10, 2016, the Company issued directors and employees a total of 1,199,068 shares of common stock valued at fair value of $5.98 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $5.98 per share. On the same date, the Company issued professionals a total of 132,787 shares of common stock valued at fair value of $5.98 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $5.98 per share.

The Company calculated stock based compensation of $7,965,624 and recognized $4,345,993 for the year ended December 31, 2016. As of December 31, 2016, the deferred compensation balance for staff was $3,982,813 and the deferred compensation balance of $3,982,813 was to be amortized over 6 months beginning on January 1, 2017.

30.	CONTINGENCIES

As of December 31, 2016 and 2015, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

As of December 31, 2016 the Company entered into loan and pledge agreement with a Shanghai, P.R.C. based lender (the “lender”) The lender has various trading facilities and has agreed to allow the Company or its nominee to use parts of trading facilities up to an amount of $20 million (2015: $20 million) to be used in tranches and revolved up to a period of three years, of which $13,982,640 (2015: $7,478,375) was utilized.

31.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended December 31, 2016, 2015 and 2014, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $2,070,390 and $211,247 as of December 31, 2016 and 2015, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32.	EARNINGS PER SHARE

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

	2016	2015 (Restated)	2014 (Restated)
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -continuing and discontinued operations	$114,976,014	$66,355,530	$92,064,610
Net income used in computing basic earnings per share -continuing operations	$43,980,766	$50,600,951	$66,283,626
Basic earnings per share - continuing and discontinued operations	$5.46	$3.69	$5.81
Basic earnings per share - continuing operations	$2.09	$2.81	$4.18
Basic weighted average shares outstanding	21,041,065	17,988,619	15,847,496

	2016	2015 (Restated)	2014 (Restated)
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$114,976,014	$66,355,530	$92,064,610
Convertible note interest	893,537	571,667	-
Net income used in computing diluted earnings per share	$115,869,551	$66,927,197	$92,064,610

Diluted earnings per share - continuing and discontinued operations	$5.00	$3.60	$5.56

	2016	2015	2014

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$43,980,766	$50,600,951	$66,283,626
Convertible mote interest	893,537	571,667	-
Net income used in computing diluted earnings per share	$44,874,303	$51,172,618	$66,283,626

Diluted earnings per share – continuing operations	$1.93	$2.75	$4.00

Basic weighted average shares outstanding	21,041,065	17,988,619	15,847,496

Add: weight average of common stock converted from Series B Convertible preferred shares outstanding	-	-	707,070
weight average of common stock convertible from convertible note payables	2,153,018	587,622	-

Diluted weighted average shares outstanding	23,194,083	18,576,241	16,554,566

For the years ended December 31, 2014 and 2013, full dilution effect of convertible note of $15,803,928 (.2013: $0), was not taken into account for calculation of the diluted earnings per share because convertible note holder is restricted to exercise shares before October 1, 2015 under terms of convertible note agreement.

For the years ended December 31, 2016 and 2015, full dilution effect of convertible note of $21,314, 877 (2015: $35,413,573) was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

For the years ended December 31, 2016, full dilution effect of negotiable promissory notes of $1,113,140 was not taken into account for calculation of the diluted earnings per share because the Company scheduled to repay it on March 2017.

