Form 10-Q
period 2017-03-31
Sino Agro Food, Inc.
filed 2017-05-15
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2017, there were 23,994,199 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE THREE MONTHS ENDED MARCH 31, 2017

14/F., San Toi Building, 137-139 Connaught Road Central, Hong Kong.

Tel : (852) 2581 7500

Fax : (852) 2581 7588

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have reviewed the consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of March 31, 2017 and December 31, 2016, the related consolidated statements of income and other comprehensive income for the three-months periods ended March 31, 2017 and 2016, and cash flows for the three-months periods ended March 31, 2017 and 2016. This interim financial information is the responsibility of the company's management.

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

s/ECOVIS David Yeung Hong Kong

Hong Kong
May 10, 2017

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	7	$3,989,283	$2,576,058
Inventories	8	67,928,267	62,592,272
Costs and estimated earnings in excess of billings on uncompleted contracts	22	1,249,187	740,984
Deposits and prepayments	9	84,709,075	84,845,966
Accounts receivable, net of allowance for doubtful accounts	10	123,135,937	122,912,086
Other receivables	11	55,751,034	47,120,800
Total current assets		336,762,783	320,788,166
Plant and equipment
Plant and equipment, net of accumulated depreciation	12	193,327,154	189,727,227
Construction in progress	14	41,401,722	35,157,213
Land use rights, net of accumulated amortization	15	53,522,619	53,673,690
Total plant and equipment		288,251,495	278,558,130
Other assets
Goodwill	16	724,940	724,940
Proprietary technologies, net of accumulated amortization	17	9,955,098	10,090,697
Interests in unconsolidated equity investees	18	141,893,092	139,133,443
Long term investments	19	724,743	720,773
Temporary deposits paid to entities for investments in Sino joint venture companies	20	15,644,998	15,644,998
Total other assets		168,942,871	166,314,851

Total assets		$793,957,149	$765,661,147

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$11,576,310	$8,789,324
Billings in excess of costs and estimated earnings on uncompleted contracts	22	5,623,401	2,630,752
Due to a director		2,750,779	2,070,390
Other payables	23	10,557,271	5,962,092
Borrowings - Short term bank loan	24	2,898,971	2,883,090
Negotiable promissory notes	25	1,190,801	1,113,140
Income tax payable		1,130	1,130
		34,598,663	23,449,918

Non-current liabilities
Other payables	23	15,989,449	11,192,117
Borrowings - Long term bank loan	24	5,797,942	5,766,182
Convertible note payables	26	21,676,838	21,314,877
		43,464,229	38,273,176

Commitments and contingencies		-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 shares issued and outstanding as of March 31, 2017 and December 31 , 2016, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	27	-	-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	27	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	27	-	-
Common stock: $0.001 par value (27,000,000 shares authorized, 22,726,859 and 22,726,859 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	27	22,727	22,727
Additional paid - in capital		155,741,280	155,741,280
Retained earnings		463,284,085	454,592,652
Accumulated other comprehensive income		(3,363,895)	(4,335,355)
Treasury stock	27	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		614,434,197	604,771,304
Non - controlling interest		101,460,060	99,166,749
Total stockholders' equity		715,894,257	703,938,053
Total liabilities and stockholders' equity		$793,957,149	$765,661,147

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Note	Three months ended March 31, 2017	Three months ended March 31, 2016

Continuing operations
Revenue
- Sale of goods		$57,423,350	$42,649,013
- Consulting and service income from development contracts		13,189,265	12,719,097
- Commission income		-	406,954
		70,612,615	55,775,064
Cost of goods sold		(47,399,536)	(31,249,085)
Cost of services		(8,782,892)	(9,510,872)
Gross profit		14,430,187	15,015,107

General and administrative expenses		(6,029,735)	(4,383,765)
Net income from operations		8,400,452	10,631,342

Other income (expenses)
Government grant		165,488	312,468
Other income		-	114,871

Interest expense		(505,538)	(1,188,417)

Net income (expenses)		(340,050)	(761,078)

Net income before income taxes		8,060,402	9,870,264

Provision for income taxes	5	-	-

Net income		8,060,402	9,870,264
Share of income from unconsolidated equity investee		2,758,855
Net income from continuing operations		10,819,257	9,870,264
Less: Net (income) loss attributable to non - controlling interest		(2,127,824)	(4,594,660)
Net income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries		8,691,433	5,275,604
Discontinued operations
Net income from discontinued operations	6	-	3,654,984
Less: Net (income) loss attributable to the non - controlling interest	6	-	(323,904)
Net income of discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		-	3,331,080
Net income attributable to the Sino Agro Food, Inc. and subsidiaries		8,691,433	8,606,684
Other comprehensive (loss) income - Foreign currency translation (loss) income		1,136,947	775,299
Comprehensive income		9,828,380	9,381,983
Less: other comprehensive loss (income) attributable to non - controlling interest		(165,487)	(125,654)
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries		$9,662,893	$9,256,329

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
- from continuing and discontinued operations
Basic	32	$0.38	$0.43
Diluted	32	$0.36	$0.39

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
- from continuing operations
Basic	32	$0.38	$0.26
Diluted	32	$0.36	$0.25

Weighted average number of shares outstanding:
Basic	32	22,626,849	20,032,747
Diluted	32	24,798,148	23,624,766

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,2017	Three months ended March 31, 2016

Cash flows from operating activities
Net income for the period
- Continuing operations	$10,819,257	$9,870,264
- Discontinued operations	-	3,654,984
Adjustments to reconcile net income for the period to net cash from operations:
Share of income from unconsolidated equity investee	(2,758,855)	-
Depreciation	2,143,810	1,268,612
Amortization	620,279	596,687
Common stock issued for services	1,991,407	181,591
Other amortized cost arising from convertible notes and others	677,910	929,593
Changes in operating assets and liabilities:
(Increase)decrease in inventories	(5,335,995)	629,522
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	(508,203)	-
Increase in deposits and prepaid expenses	(2,092,804)	(12,381,674)
Increase in due to a director	680,389	410,340
Increase (decrease) in accounts payable and accrued expenses	2,786,986	(1,180,200)
Increase in other payables	9,392,511	2,828,830
(Increase) decrease in accounts receivable	(223,851)	10,533,793
Increase in tax payable	-	-
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	2,992,649	426,548
Increase in other receivables	(8,630,234)	(3,051,896)
Net cash provided by operating activities	12,555,256	14,716,994
Cash flows from investing activities
Purchases of property and equipment and non-current assets held for sale	(4,651,413)	(3,852,234)
Payment for construction in progress	(4,699,322)	(15,966,419)
Net cash used in investing activities	(9,350,735)	(19,818,653)
Cash flows from financing activities
Long term debts repaid	-	(448,187)
Net cash provided by financing activities	-	(448,187)
Effects on exchange rate changes on cash	(1,791,296)	896,946

Increase (decrease) in cash and cash equivalents	1,413,225	(4,652,900)
Cash and cash equivalents, beginning of period	2,576,058	7,229,197
Cash and cash equivalents, end of period	$3,989,283	$2,576,297

Supplementary disclosures of cash flow information:
Cash paid for interest	$90,609	$259,163
Cash paid for income taxes	$-	$-
Non - cash transactions

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ ECF ”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“ JHMC ”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to March 31, 2017, MEIJI further invested $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“ HSA ”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of March 31, 2017, MEIJI and SJAP total investment in HSA were $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“ SAFS ”). As of March 31, 2017, the Company invested $77,664 in SAFS. During the year ended December 31, 2016, SAFS changed from a public to a private company.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. As of March 31, 2017, the SJAP’s total investment in QZH was $4,645,489.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (12.31.2016: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (12.31.2016: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (12.31.2016: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (12.31.2016: 100%) directly	Dormant

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (12.31.2016: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (12.31.2016: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (12.31.2016: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (12.31.2016:75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (12.31.2016:76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	45% (12.31.2016: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	100% (12.31.2016: 100%)indirectly	Cattle slaughter

Name of unconsolidated equity investees	Place of incorporation	Percentage of interest	Principal activities

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	23.89% (12.31.2016: 23.89%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C	100% (12.31.2016: 100%) indirectly	Fish cultivation

* This represents stockholding percentage of total equity.

In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% (12.31.2016: 100%) on profit or loss after deduction 6% interest to QQI and enjoyed 100% (12.31.2016: 100%) voting rights of QZH’s board and stockholders meetings.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $7,747 and $31 for the three months ended March 31, 2017 and 2016, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $631,717 and $666,258 for the three months ended March 31, 2017 and 2016, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0, and $0 for the three months ended March 31, 2017 and 2016, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $(3,363,895) as of March 31, 2017 and $(4,335,355) as of December 31, 2016. The balance sheet amounts with the exception of equity as of March 31, 2017 and December 31, 2016 were translated using an exchange rate of RMB 6.90 to $1.00 and RMB 6.94 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the three months ended March 31, 2017, and 2016 were RMB 6.89 to $1.00 and RMB 6.53 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of March 31, 2017 and December 31, 2016 are $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of March 31, 2017 and December 31, 2016 amounted to $3,866,321 and $2,395,355, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Customer A	24.79%	-%
Customer B	18.68%	-%
Customer C	17.90%	21.03%
Customer D	11.91%	6.70%
Customer E	7.93%	-%
Customer F	-%	11.96%
Customer G	-%	10.34%
Customer H	-%	7.11%
	81.21%	57.14%

		Percentage of revenue	Amount
Customer A	Corporate and others Division	24.79%	$17,507,672
Customer B	Fishery Development Division	18.68%	$13,189,265
Customer C	Cattle Farm Development Division	17.90%	$12,640,866
Customer D	Corporate and others Division	11.91%	$8,412,087

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March 31, 2017	December 31, 2016

Customer A	20.53%	12.83%
Customer B	19.58%	19.61%
Customer C	17.36%	18.11%
Customer D	6.69%	7.52%
Customer D	5.71%	-%
Customer E	-%	5.96%
	69.87%	64.03%

As of March 31, 2017, amounts due from customers A, B and C are $25,281,817, $24,106,909 and $21,376,576, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2017 and December 31, 2016, the Company determined no impairment losses were necessary.

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

For the three months ended March 31, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $0.38 and $0.43, respectively. For the three months ended March 31, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.36 and $0.39, respectively.

For the three months ended March 31, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $0.38 and $0.26, respectively. For the three months ended March 31, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.36 and $0.25, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2017 or December 31, 2016, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended March 31, 2017 or 2016.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosure

 In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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

	Three months ended March 31, 2017
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$13,189,265	$1,323,176	$24,577,507	$8,412,087	$23,110,580	$-	$70,612,615

Net income (loss)	$4,358,338	$161,930	$1,725,036	$1,094,209	$1,351,920	-	$8,691,433

Total assets	$95,259,028	$47,557,945	$360,767,029	$67,606,927	$222,766,220	$-	$793,957,149

	Three months ended March 31, 2016
	Continuing					Discontinued
	operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$13,126,051	$-	$31,425,720	$4,816,884	$6,406,409	$16,137,990	$71,913,054

Net income (loss)	$3,005,694	$(417,964)	$4,768,496	$346,669	$(2,612,618)	$3,516,407	$8,606,684

Total assets	$132,989,860	$51,616,544	$320,589,830	$41,104,943	$87,827,136	$22,713,351	$656,841,664

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”). On September 30, 2016, part of JFD was disposed from the Company.

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	Three ended March 31, 2017
	Continuing					Discontinued
	operations					operations
			Organic
	Fishery		Fertilizer and	Cattle Farm		Fishery
	Development	HU Plantation	Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,323,176	-	-	-	-	1,323,176

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,764,003	-	-	-	2,764,003

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	8,104,975	-	-	-	8,104,975

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	13,708,529	-	-	-	13,708,529

Macau Eiji Company Limited (“MEIJI”)	-	-	-	8,412,087	-	-	8,412,087

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	23,110,580	-	23,110,580

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	13,189,265	-	-	-	-	-	13,189,265

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-	-
	$13,189,265	$1,323,176	$24,577,507	$8,412,087	$23,110,580	$-	$70,612,615

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	Three months ended March 31, 2016
	Continuing					Discontinued
	operations					operations
			Organic
	Fishery		Fertilizer and	Cattle Farm		Fishery
	Development	HU Plantation	Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$16,137,990	$16,137,990

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	-	-	-	-	-	-

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,113,550	-	-	-	5,113,550

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	8,655,548	-	-	-	8,655,548

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	17,656,622	-	-	-	17,656,622

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,816,884	-	-	4,816,884

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	6,406,409	-	6,406,409

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	12,719,097	-	-	-	-	-	12,719,097

Commission and management fee Capital Award, Inc. (“CA”)	406,954	-	-	-	-	-	406,954
	$13,126,051	$-	$31,425,720	$4,816,884	$6,406,409	$16,137,990	$71,913,054

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	Three months ended March 31, 2017
	Continuing					Discontinued
	operations					operations
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm	Corporate	Fishery
	Development	Plantation	Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	455,501	-	-	-	-	455,501

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	1,770,068	-	-	-	1,770,068

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	5,226,865	-	-	-	5,226,865

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	12,420,908	-	-	-	12,420,908

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,983,456	-	-	6,983,456

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	20,542,738	-	20,542,738
	$-	$455,501	$19,417,841	$6,983,456	$20,542,738	$-	$47,399,536

COST OF SERVICES

	Three months ended March 31, 2017
	Continuing					Discontinued
	operation					operation
			Organic
	Fishery		Fertilizer and	Cattle Farm	Corporate	Fishery
	Development	HU Plantation	Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	8,782,892	-	-	-	-	-	8,782,892
	$8,782,892	$-	$-	$-	$-	$-	$8,782,892

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	Three months ended March 31, 2016
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$12,297,679	$12,297,679

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	-	-	-	-	-	-

Hunan Shenghua A Power Agriculture Co., Limited (“HSA “)	-	-	3,157,459	-	-	-	3,157,459

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP “)	-	-	5,278,624	-	-	-	5,278,624

Qinghai Zhong He Meat Products Co., Limited (“QZH “)	-	-	12,755,788	-	-	-	12,755,788

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,590,411	-	-	4,590,411

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	5,466,803	-	5,466,803
	$-	$-	$21,191,871	$4,590,411	$5,466,803	$12,297,679	$43,546,764

COST OF SERVICES

	Three months ended March 31, 2016
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	9,510,872	-	-	-	-	-	9,510,872

	$9,510,872	$-	$-	$-	$-	$-	$9,510,872

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

As of March 31, 2017, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA, SJAP and QZH since they are exempt from EIT for the three months ended March 31, 2017 and 2016 as they are within the agriculture, and cattle sectors.

No EIT has been provided in the financial statements of JFD since they are exempt from EIT for the three months ended March 31, 2016.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the three months ended March 31, 2016.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended March 31, 2017 and 2016.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the three months ended March 31, 2017 and 2016.

No deferred tax assets and liabilities are of March 31, 2017 and December 31, 2016 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016

SIAF	$-	$-
SAFS	-	-
TRW	-	-
MEIJI and APWAM	-	-
JHST, JFD, JHMC, SJAP, QZH and HSA	-	-
	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three months ended March 31, 2017 and 2016. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

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

Net income from discontinued operations

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016

Revenue
-Sale of goods	$-	$16,137,990
Cost of sales	-	(12,297,679)
Gross profit	-	3,840,311

General and administrative expenses	-	(184,968)
Net income from operations	-	3,655,343
Interest expenses	-	(359)
Income before tax from discontinued operations	-	3,654,984
Net gain from deemed disposal of subsidiaries, TRW and JFD	-	-
Net income before taxes	-	3,654,984
Provision for income taxes	-	-
Net income from discontinued operations	-	3,654,984
Less: Net income attributable to the non-controlling interest	-	(323,904)

Net income from discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries	$-	$3,331,080

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CASH AND CASH EQUIVALENTS

	March 31, 2017	December 31, 2016

Cash and bank balances	$3,989,283	$2,576,058

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVENTORIES

As of March 31, 2017, inventories are as follows:

	March 31, 2017	December 31, 2016

Sleepy cods, prawns, eels and marble goby	-	481,509
Beef and mutton	15,373,141	13,217,456
Bread grass	1,560,292	2,,115,815
Beef cattle	6,856,902	6,814,132
Organic fertilizer	19,660,154	15,901,153
Forage for cattle and consumable	5,601,004	6,536,517
Raw materials for bread grass and organic fertilizer	16,881,267	15,829,424
Immature seeds	1,995,507	1,696,266
	$67,928,267	$62,592,272

8.	DEPOSITS AND PREPAYMENTS

	March 31, 2017	December 31, 2016

Deposits for
- purchases of equipment	$6,621,547	$5,555,471
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	16,325,148	13,729,305
- aquaculture contracts	2,261,538	2,261,538
- consulting service providers and others	8,150,000	8,150,000
- construction in progress	13,719,339	13,719,339
- issue of shares as collateral	16,712,741	26,493,841
Prepayments - debts discounts and others	4,768,728	5,007,015
Shares issued for employee compensation and overseas professional and bond interest	1,991,407	3,982,812
Others	10,785,517	2,573,535
	$84,709,075	$84,845,966

9.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2017 and December 31, 2016. Bad debts written off for the three months ended March 31, 2017, and 2016 are $0.

Aging analysis of accounts receivable is as follows:

	March 31, 2017	December 31, 2016

0 - 30 days	$20,810,266	$28,550,628
31 - 90 days	31,809,911	29,905,888
91 - 120 days	38,135,240	39,219,847
over 120 days and less than 1 year	32,380,520	25,235,723
over 1 year	-	-
	$123,135,937	$122,912,086

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	OTHER RECEIVABLES

	March 31, 2017	December 31, 2016

Advanced to employees	$489,034	$260,007
Advanced to suppliers	13,654,788	9,428,841
Advanced to customers	18,048,833	19,469,256
Advanced to developers	10,776,490	7,500,000
Others	12,781,889	10,462,696
	$55,751,034	$47,120,800

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered loan agreements with suppliers, customers and developers to assist them to procure project loans.

11.	PLANT AND EQUIPMENT

	March 31, 2017	December 31, 2016

Plant and machinery	$7,078,563	$6,022,686
Structure and leasehold improvements	163,414,025	163,414,025
Mature seeds and herbage cultivation	33,469,146	28,781,286
Furniture and equipment	827,356	827,356
Motor vehicles	926,511	926,511
	205,715,601	199,971,864

Less: Accumulated depreciation	(12,388,447)	(10,244,637)
Net carrying amount	$193,327,154	$189,727,227

Depreciation expenses were $2,143,810 and $1,268,612 for the three months ended March 31, 2017 and 2016, respectively

12.	CONSTRUCTION IN PROGRESS

	March 31, 2017	December 31, 2016

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$4,630,658	$4,474,428
- Oven room, road for production of dried flowers	5,652,993	3,603,863
- Organic fertilizer and bread grass production plant and office building	622,036	622,036
- Rangeland for beef cattle and office building	12,713,664	8,674,515
- Fish pond	17,782,371	17,782,371
	$41,401,722	$35,157,213

13.	LAND USE RIGHTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	LAND USE RIGHTS (CONTINUED)

	March 31, 2017	December 31, 2016

Cost	$62,623,829	$62,300,409
Less: Accumulated amortization	(9,101,210)	(8,626,719)
Net carrying amount	$53,522,619	$53,673,690

Amount

Balance @1.1.2016	$65,961,071
Exchange difference	(3,660,662)
Balance @12.31.2016	$62,300,409
Exchange difference	323,420
Balance @3.31.2017	$62,623,829

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights were $474,491 and $450,102 for the three months ended March 31, 2017 and 2016, respectively.

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

	March 31, 2017	December 31, 2016

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

15.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On October 1, 2015, the Company took up such assets at $5,473,720 from TRW. On October 5, 2016, TRW and JFD were derecognized as subsidiaries.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	PROPRIETARY TECHNOLOGIES (CONTINUED)

	March 31, 2017	December 31, 2016

Cost	$11,118,320	$11,108,131
Less: Accumulated amortization	(1,163,222)	(1,017,434)
Net carrying amount	$9,955,098	$10,090,697

Amortization of proprietary technologies was $145,788 and $450,102 for the three months ended March 31, 2017 and 2016, respectively. No impairments of proprietary technologies have been identified for the three months ended March 31, 2017 and 2016.

16.	INTERESTS IN UNCONSOLIDATED EQUITY INVESTEES

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

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended December 31, 2016. On October 1, 2016, SIAF took up all assets and liabilities of TRW and JFD except plant and equipment - fish farm.

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for $150,806.

	March 31, 2017	December 31, 2016

Investments at cost
- TRW	$83,869,286	$83,869,286
- HITT	144,948	144,154
Amount due from a consolidated equity investee - TRW	55,120,003	55,120,003
Share of post-acquisition profits	2,758,855	-
	$141,893,092	$139,133,443
F-31

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	LONG TERM INVESTMENT

	March 31, 2017	December 31, 2016

Investment in Huangyuan County Rural Credit Union	$724,743	$720,773
Less: Accumulated impairment losses	-	-
	$724,743	$720,773

18.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects		March 31, 2017	December 31, 2016
Investee	Engaged
A	Trade center	*	$4,086,941	$4,086,941
B	Fish Farm 2 GaoQiqiang Aquaculture	*	6,000,000	6,000,000
C	Cattle farm 2	*	5,558,057	5,558,057
			$15,644,998	$15,644,998

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of March 31, 2017, the percentages of equity stakes of A (trade center), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

19.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“ SJAP ”), which was incorporated in the P.R.C. As of March 31, 2017, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	VARIABLE INTEREST ENTITY (CONTINUED)

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On March 31, 2017, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On March 31, 2017, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	March 31, 2017	December 31, 2016

Costs	$8,208,913	$7,288,360
Estimated earnings	6,740,288	5,846,890
Less: Billings	(13,700,014)	(12,394,266)
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,249,187	$740,984

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	March 31, 2017	December 31, 2016

Billings	$37,632,825	$24,115,354
Less: Costs	(21,170,232)	(13,907,143)
Estimated earnings	(10,839,192)	(7,577,459)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,623,401	$2,630,752

(iii)	Overall

	March 31, 2017	December 31, 2016

Billings	$51,332,839	$36,509,620
Less: Costs	(29,379,145)	(21,195,503)
Estimated earnings	(17,579,480)	(13,424,349)
Billing in excess of costs and estimated earnings on uncompleted contracts	$4,374,214	$1,889,768

21.	OTHER PAYABLES

	March 31, 2017	December 31, 2016

Due to third parties	$9,317,961	$451,195
Due to debts loan	4,797,332	4,797,332
Promissory notes issued to third parties	11,192,117	11,192,117
Due to local government	1,239,310	713,565
	$26,546,720	$17,154,209

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(11,192,117)	(11,192,117)
Due to debts loan	(4,797,332)	-
Amount classified as current liabilities	$10,557,271	$5,962,092

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

Short term bank loan

Name of lender	Interest rate	Term	March 31, 2017		December 31, 2016

Da Tong National Development Rural Bank Limited
Da Tong County, Xining City, Qinghai Province, the P.R.C.	10%	July 14 ,2016 - May 28, 2017	$2,898,971	^+@	$2,883,090

Long term bank loan

Name of lender	Interest rate	Term	March 31, 2017		December 31, 2016

China Development Bank		December 9, 2016 -
Beijing City, the P.R,C.	5.39%	December15, 2026	$5,797,942	^*#	$5,766,182

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.

*	secured by land use rights with net carrying amount of $416,260 (12.31.2016: $416,973).

+	secured by property and equipment with net carrying amount of $1,011,177 (12.31.2016: $ 1,036,889)

@	secured by land use rights with net carrying amounts of $353,782 (12.31.2016: $363,092).

#	repayable $72,078, $216,232, $288,308, $432,464, $432,464, $720,773, $720,773, $1,441,545 and $1,473,305 in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, respectively (31.12.2016: repayable $72,078, $216,232, $288,308, $432,464, $432,464, $720,773, $720,773, $1,441,545 and $ 1,441,545 in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, respectively).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	NEGOTIABLE PROMISSORY NOTES

On August 29, 2015, TRW issued negotiable promissory notes to three fund companies and one individual for $3,450,000 and the company acted as guarantor for repayment. As of October 1, 2016, the Company entered assignment agreement with TRW to take up liabilities of negotiable promissory notes.

	March 31, 2017	December 31, 2016

Negotiable promissory notes	$1,190,801	$1,113,140

Principal amount:	$1,035,479 (12.31.2016: $1,035,479)
Interest payable:	$155,322 (12.31.2016: $77,661)
Interest rate:	2.5% (12.31.2016: 2.50% %) per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Default interest rate	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Interest payment	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
Issue date:	August 29, 2015 and October 12, 2015
Repayment date:	Repaid in full within 283 calendar days from the issue of notes
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company, the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event") from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur.
Security:	Corporate guarantee by the Company

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	CONVERTIBLE NOTE PAYABLES

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

	March 31, 2017	December 31, 2016

10.50% convertible note of maturity date February 28, 2020	$21,676,838	$21,314,877

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt.  Debt premium of $238,288 and $8,356 were amortized for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was $18,183,267(12.31.2016: 18,183,267) principal outstanding and accrued interest in the amount of $3,493,571 (12.31.2016: $3,131,610) that was owed under the terms of the convertible note.

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of March 31, 2017 and December 31, 2016 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were 0 shares of Series B convertible preferred stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of March 31, 2017 and December 31, 2016 are 0 shares and grand total issued and outstanding preferred stock as of March 31, 2017 and December 31, 2016 are 100 shares.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2015, the Company issued (i) 100,000 shares of common stock for $868,000 at $8.68 per share to settle debts due to third parties. The Company executed several agreements with third parties to raise debts loan by issuance of the Company’s common stock. The shares issued by the Company were valued at the trading price of the stock on the date the shares were issued. Any excess of the fair value of the shares over the carrying cost of the debt has been reported as a gain on the extinguishment of debts of 132,000 and $270,586 has been credited to consolidated statements of income as other income for the year ended December 31, 2015 and 2014, respectively; (ii) 753,304 shares of common stock ranging from $6.96 to $8.91 amounting to as collateral to secure debts loan of $4,797,332, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; (ii) 1,135,000 shares of common stock ranging from $8.75 to $12.50 as collateral to secure trade finance facility amounting to the extent of $7,600,000, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued and such shares returned to treasury stock after the contract period of three years (iii) 153,392 shares at $11.13 per share and 75,002 shares at $14.20 per share were issued for reverse split adjustments; (iv) 47,787 shares of common stock valued to employees and directors at fair value of $15.20 per share for $726,315 for employee compensation; 7,000,000 shares of Series B preferred stock were converted into 707,070 shares under terms of issue; (v) cancelled 514 shares for $10.97 per share for reverse splits adjustments.

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

The Company has 22,726,859 and 22,726,859 shares of common stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease expenses were $40,989 and $75,991 for the three months ended March 31, 2017 and 2016, respectively.

The future minimum lease payments as of March 31, 2017, are as follows:

Year ending December 31, 2017	$120,993
Year ending December 31, 2018 and thereafter	127,191
$248,184

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	STOCK BASED COMPENSATION

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

The Company calculated stock based compensation of $3,982,813 and $ 363,181, and recognized $1,991,406 and $181,591 for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the deferred compensation balance for staff was $1,991,407 and the deferred compensation balance of $1,991,407 was to be amortized over 3 months beginning on April 1, 2017.

28.	CONTINGENCIES

As of March 31, 2017 and December 31, 2016, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

The Company entered into loan and pledge agreement with a Shanghai, P.R.C. based lender (the “lender”) The lender has various trading facilities and has agreed to allow the Company or its nominee to use parts of trading facilities up to an amount of $20 million (31.12.2016: $20 million) to be used in tranches and revolved up to a period of three years, of which $13,945,400 (31.12.2016: $13,982,640) was utilized.

29.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended March 31, 2017 and 2016, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman Tri-way Industries Limited, (“TRW’) Unconsolidated equity investee

Included in due to a director, due to Mr. Solomon Yip Kun Lee is $2,750,779 and $2,070,390 as of March 31, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in interest in unconsolidated equity investee, due from Tri-way Industries Limited is $55,120,003 and $55,120,003 as of March 31, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable, due from Tri-way Industries Limited is $25,281,817 and $15,771,795 as of March 31, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has consulting and service income from development contracts of $13,189,265 and $0 from Tri-way Industries Limited for the three months ended March 31, 2017 and 2016, respectively.

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

	Three months ended March 31, 2017	Three months ended March 31, 2016
		(Restated)
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -continuing and discontinued operations	$8,619,433	$8,606,684
Net income used in computing basic earnings per share -continuing operations	$8,619,433	$5,275,604
Basic earnings per share - continuing and discontinued operations	$0.38	$0.43
Basic earnings per share - continuing operations	$0.38	$0.26
Basic weighted average shares outstanding	22,626.849	20,032,747

	Three months ended March 31, 2017	Three months ended March 31, 2016
		(Restated)
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$8,619,433	$8,606,684
Convertible note interest	361,961	656,250
Net income used in computing diluted earnings per share	$8,981,394	$9,262,934

Diluted earnings per share - continuing and discontinued operations	$0.36	$0.39

	Three months ended March 31, 2017	Three months ended March 31, 2016

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$8,619,433	$5,275,604
Convertible mote interest	361,961	656,250
Net income used in computing diluted earnings per share	$8,981,394	$5,931,854

Diluted earnings per share - continuing operations	$0.36	$0.25

Basic weighted average shares outstanding	22,626,849	20,032,747

Add:
weight average of common stock convertible from convertible note payables	2,171,299	3,592,019

Diluted weighted average shares outstanding	24,798,148	23,624,766

For the three months ended March 31, 2016, full dilution effect of convertible note of $35,560,989 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

For the three months ended March 31, 2017, full dilution effect of convertible note of $35,560,989 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2017 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1. (i) SJAP &, QZH and (ii) HSA)
Plantation Division	(Marked 2. JHST)
Fishery Division	(Marked 3. CA Engineer & Technology)
Cattle Farm Division	(Marked 4. MEIJI and JHMC)
Corporate & Others Division	(Marked 5. SIAF)

A summary of each business division is provided below:

●	1. Beef and Organic Fertilizer Division refers to:

(i)	The operations of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sale of live cattle including: (a) cattle that are not being slaughtered by Qinghai Zhong He Meat Products Co., Limited (“QZH”) but that are sold live to third party livestock wholesalers; (b) cattle sold to QZH and slaughtered, deboned, and packed by QZH; and (c) sales of deboned and packed meats by QZH that are sold to various meat distributors, wholesalers and supermarket chains. QZH is a wholly owned subsidiary of the Company’s partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”). As such, the financial statements of these two companies (SJAP and QZH) as well as HSA (see below) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which the Company exercises significant control.

(ii)	The operations of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”), consisting of manufacturing and sales of organic fertilizer.

●	2. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”), as one entity.

●	3. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, whereby Capital Award generates revenues by providing engineering consulting services as a turnkey contractor to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its A Power Module Technology Systems (“APM”). CA provides Engineering and Technology Services via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and manages fishery (and prawn or shrimp) farms and related business operations.

Since 1st October 2016, CA’s sectional activities in “Management of fishery and related business operations” defined under “Sale of goods,” in this report, has been taken over by Triway Industries Limited (Triway), which is now registered as Associate Investee of the Company, and as such, the aforementioned CA’s “Sale of goods” section is now labeled as “Discontinued Operations,” whereas, CA’s other (C&S) sector remains under “Continuing Operations.”

Further description of the Triway transition is detailed later in this Form 10-Q.

●	4. Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (“JHMC”), where cattle are sold live to third party livestock wholesalers who resell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operations in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

●	5. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended
	March 31,2017	March 31,2016	Difference	Note
Continuing operations
Revenue	70,612,615	55,775,064	14,837,551	1
Consulting, services, commission and management fee	13,189,265	13,126,051	63,214
Sale of goods	57,423,350	42,649,013	14,774,337
Cost of goods sold and services	56,182,428	40,759,957	15,422,471	2
Consulting, services, commission and management fee	8,782,892	9,510,872	(727,980)
Sale of goods	47,399,536	31,249,085	16,150,451
Gross Profit	14,430,187	15,015,107	(584,920)	3
Consulting, services, commission and management fee	4,406,373	3,615,179	791,194
Sale of goods	10,023,814	11,399,928	(1,376,114)
Other income (expenses)	2,418,805	(761,437)	3,180,242
General and administrative expenses	(6,029,735)	(4,568,733)	(1,461,002)	4
Net income from continued operations	10,819,257	9,684,937	1,134,320
EBITDA	14,088,884	16,579,323	(2,490,439)
Depreciation and amortization (D&A)	(2,764,089)	(1,865,299)	(898,790)	5
EBIT	11,324,795	14,714,024	(3,389,229)
Net Interest	(505,538)	(1,188,776)	683,238
Tax	-	-	-
Net Income from continuing operations	10,819,257	9,684,937	1,134,320
Less:Net( income) loss atributable to Non - controlling interest	(2,127,824)	(4,594,660)	2,466,836	7
Net income from continuing operations attributale to SIAF Inc. and subsidiaries	8,691,433	5,090,277	3,601,156
Discontinued operations
Net income from discontinued operations	-	3,840,311	(3,840,311)
Less:Net( income) loss atributable to Non - controlling interest	-	(323,904)	323,904
Net income from discontinuing operations attributale to SIAF Inc. and subsidiaries	-	3,516,407	(3,516,407)
Net income attributale to SIAF Inc. and subsidiaries	8,691,433	8,606,684	84,749
Weighted average number of shares outstanding
-Basic	22,626,849	20,032,747	2,594,102
-Diluted	24,798,148	23,624,766	1,173,382
From continuing and discontinued operations				8
Basic	0.38	0.43	-0.05
Diluted	0.36	0.39	-0.03

From continuing operations
Basic	0.38	0.26	0.12
Diluted	0.36	0.25	0.11

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

●	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

The table below shows the segmental sales, gross profit and corresponding cost of sales for the three months ended March 31, 2017 (Q1 2017) compared to the three months ended March 31, 2016 (Q1 2016).

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2017Q1	2016Q1	2017Q1	2016Q1	2017Q1	2016Q1

SJAP	Sales of live cattle	2,711,190	2,731,665	2,309,647	2,096,591	401,543	635,074
	Sales of feedstock	-	-	-	-	-	-
	Bulk Livestock feed	1,265,227	1,662,889	568,248	749,293	696,979	913,595
	Concentrate livestock feed	3,572,534	3,769,351	1,988,861	2,109,779	1,583,672	1,659,572
	Sales of fertilizer	556,024	491,643	360,109	322,961	195,915	168,682
	SJAP Total	8,104,975	8,655,548	5,226,865	5,278,624	2,878,109	3,376,923
	* QZH's (Slaughter & Deboning operation)	118,708	-	51,408	-	67,300	-
	** QZH's (Deboning operation)	-	-	-	-	-	-
	on cattle & Lamb locally supplied	948,955	2,530,263	768,215	2,049,679	180,740	480,583
	on imported beef and mutton	12,640,866	15,126,359	11,601,285	10,706,109	1,039,581	4,420,251
	Sales of live cattle	-	-	-	-	-	-
	QZH Total	13,708,529	17,656,622	12,420,908	12,755,788	1,287,621	4,900,834
HSA	Sales of Organic fertilizer	862,129	944,059	695,164	775,365	166,965	168,694
	Sales of Organic Mixed Fertilizer	1,901,874	4,169,491	1,074,904	2,382,094	826,970	1,787,397
	HSA Total	2,764,003	5,113,550	1,770,068	3,157,459	993,935	1,956,091
	SJAP's & HS.A./Organic fertilizer total	24,577,507	31,425,720	19,417,841	21,191,871	5,159,665	10,233,848
JHST	Sales of Fresh HU Flowers		-	-	-	-	-
	Sales of Dried HU Flowers	-	-	-	-	-	-
	Sales of Dried Immortal vegetables	-	-	-	-	-	-
	Sales of Vegetable products	1,323,176	-	455,501	-	867,675	-
	JHST/Plantation Total	1,323,176	-	455,501	-	867,675	-
MEIJI		-	-	-	-	-	-
	Sale of Live cattle (Aromatic)	8,412,087	4,816,884	6,983,456	4,590,411	1,428,631	226,473
	MEIJI / Cattle farm Total	8,412,087	4,816,884	6,983,456	4,590,411	1,428,631	226,473
SIAF			-	-	-	-	-
	Sales of goods through trading/import/export activities		-	-	-	-	-
	on seafood	7,422,005	1,488,461	6,597,338	1,323,077	824,667	165,384
	on imported beef and mutton	15,688,575	4,917,948	13,945,400	4,143,726	1,743,175	774,222
	SIAF/ Others & Corporate total	23,110,580	6,406,409	20,542,738	5,466,803	2,567,842	939,606
		-	-	-	-	-	-
Group Total		57,423,350	42,649,013	47,399,536	31,249,085	10,023,813	11,399,927

Overall comparison of Q1 2016 to Q1 2017

The Company’s revenues generated from the sale of goods increased by $14,774,337 or 35%, from $42,649,013 for the quarterly period ended March 31, 2016 compared to $57,423,350 for the same period ended March 31, 2017. The increase was primarily due to an increase in revenue from the following sectors:

(i)	Cattle farm (MEIJI) sector (from $4.8 million in Q1 2016 to $8.4 million in 2017 Q1).
(ii)	The Corporate (SIAF trading) sector (from $6.4 million in Q1 2016 to $23.1 million in 2017 Q1).
(iii)	The HST (Plantation) sector, its additional revenues generated through the cash-crop sales of $1.3 million in Q1 2017.

The Company’s cost of goods sold increased by $16,150,451 or 52%, from $31,249,085 for the quarterly period ended March 31, 2016 to $47,399,536 for the same period ended March 31, 2017. The increase was primarily due to the increase in goods sold from plantation, cattle farms and the corporate trading sectors, collectively.

Gross profits of the Company generated from goods sold decreased by $1,376,115 or 12%, from $11,399,928 for the quarterly period ended March 31, 2016 to $10,023,813 for the same period ended March 31, 2017. The decrease was primarily due to gross profits derived from SJAP’s imported beef and mutton sales dropping by $3.4 million (from 2016 Q1’s $4.4 million to 2017 Q1’s $1.0 million), which was to an extent off-set somewhat by SIAF’s corporate seafood import sector having increased by $1.6 million in gross profit (from 2016 Q1’s 0.9 million to 2017 Q1’s $2.6 million).

●	1. (i) Primary Producing and Processing Sectors refer to SJAP and QZH operations

In US$		Sale of goods		Cost of Goods sold		Gross profit (Sales)
		2017Q1	2016Q1	2017Q1	2016Q1	2017Q1	2016Q1
	Primary producing Sector
SJAP	Sale of live cattle	2,711,190	2,731,665	2,309,647	2,096,591	401,543	635,074
	% of increase or decrease (-)		-0.75%		10%		-37%
	Sale of feedstock
	Bulk Livestock feed	1,265,227	1,662,889	568,248	749,293	696,978	913,595
	% of increase or decrease (-)		-24%		-24%		-24%
	Concentrate livestock feed	3,572,534	3,769,351	1,988,861	2,109,779	1,583,673	1,659,572
	% of increase or decrease (-)		-5%		-6%		-5%
	Sale of fertilizer	556,024	491,643	360,109	322,961	195,915	168,682
	% of increase or decrease (-)		13%		12%		16%
	SJAP Total of primary producing sector	8,104,974	8,655,548	5,226,865	5,278,624	2,878,110	3,376,924
	% of increase or decrease (-)		-6%		-0.98%		-15%
	Processing Sector
	* QHMP's (Slaughter & Deboning)	118,708	-	51,408	-	67,300
	** QHMP's (Deboning)
	Local cattle & Lamb	948,955	2,530,263	768,215	2,049,679	180,740	480,583
	% of increase or decrease (-)		-62%		-63%		-62%
	Imported beef and mutton	12,640,866	15,126,359	11,601,285	10,706,109	1,039,581	4,420,251
	% of increase or decrease (-)		-16%		8%		-76%
	QHMP Total	13,708,529	17,656,622	12,420,908	12,755,788	1,287,621	4,900,834
	% of increase or decrease (-)		-22%		-3%		-74%

HS.A	Sale of Organic fertilizer	862,129	944,059	695,164	775,365	166,965	168,694
	Sale of Organic Mixed Fertilizer	1,901,874	4,169,491	1,074,904	2,382,094	826,970	1,787,397
	HS.A Total	2,764,003	5,113,550	1,770,068	3,157,459	993,935	1,956,091
	% of increase or decrease (-)		-46%		-44%		-49%

	SJAP & HS.A./Organic fertilizer total	24,577,507	31,425,720	19,417,841	21,191,871	5,159,665	10,233,849
	% of increase or decrease (-)		-22%		-8%		-50%

A. Overall revenue performance of SJAP decreased by 22% (or $6.8 million) from Q1 2016’s $31.4 million to Q1 2017’s $24.6 million, primarily due to:

A.1. The Primary Producing Sector

* Live Cattle sales changed little with a less than 1% decrease from Q1 2016’s $2.73 million to Q1 2017’s $2.71 million

* The decrease in Bulk Stock Feed sales of 24% (or $0.4 million) was significant when compared to Q1 2016’s $1.66 million (Q1 2017’s $1.26 million) primarily due to SJAP’s reducing its sales of live cattle since Q1 2016 as a result in the drop in cattle prices and unstable market conditions.

* “Concentrated live-stock feed” decreased by 5% (or $0.2 million) from Q1 2016’s $3.77 million to Q1 2017’s $3.57 million; its losses curtailed by an increase of sales to other primary producers (i.e. pig farmers and chicken farmers, etc.).

* The fertilizer sector increase of revenue by 13% (or $0.65 million) from Q1 2016’s $0.49 million to Q1 2017’s $0.56 million was primarily due to seasonal variation.

A.2. The Processing Sector

* QHMP’s processing of locally supplied cattle was affected by 62% (or $1.58 million) from Q1 2016’s $2.53 million to Q1 2017’s $0.95 million primarily due to the aforementioned unstable market conditions, in turn causing local farmers to keep and to grow their live cattle for longer periods in anticipation of better market pricing.

* QHMP’s processing of imported meat also decreased by 16% (or $2.49 million) from Q1 2016’s $15.12 million to Q1 2017’s $12.64 million primarily due to fluctuating prices of imported meats, thus reducing profits caused by increasing competition as more exporting countries enter the Chinese market.

B. The overall performances of SJAP on Cost of sales and Gross Profits of:

B.1. Primary Producing Sector (“PPS”):

* Cost of cost of goods sold on PPS decreased by 0.98% (or $0.05 million) from Q1 2016’s $5.27 million to Q1 2017’s $5.22 million.

* Gross Profit on PPS decreased by 15% (or $0.5 million) from Q1 2016’s $3.38 million to Q1 2017’s $2.88 million.

The primary reason for the decrease is the decrease of corresponding revenues.

B.2. The Processing Sector:

* Cost of cost of goods sold on Processing Sector decreased by 3% (or $0.34 million) from Q1 2016’s $12.76 million to Q1 2017’s $12.42 million.

* Gross Profit on PPS decreased by 15% (or $0.5 million) from Q1 2016’s $4.90 million to Q1 2017’s $1.29 million.

The primary reason for the decrease is the decrease of corresponding revenues.

The table below shows the itemized sale of goods and related cost of sales in quantity and unit price for the quarterly period ended March 31, 2016 compared to the same period ended March 31, 2017 for the beef and organic fertilizer divisions under Primary Production Sector and Processing Sector.

	Description of items
	Primary Producing Sector		2017Q1	2016Q1	Difference
SJAP	Production and Sale of live cattle	Head	1,082	851	231
	Average unit sale price	US$/head	2,506	3,210	-3,210
	Unit cost price	US$/head	2,135	2,464	-2,464
	Production and sale of feedstock				-
	Bulk Livestock feed	MT	7,225	9,240	-2,015
	Average unit sale price	US$/MT	175	180	-5
	Unit cost price	US$/MT	79	81	-2
	Concentrated livestock feed	MT	8,230	8,431	-201
	Average unit sale price	US$/MT	434	447	-13
	Unit cost price	US$/MT	242	250	-9
	Production and sale of fertilizer	MT	3,004	2,587	417
	Average unit sale price	US$/MT	185	190	-190
	Unit cost price	US$/MT	108	125	-125
* QZH	Processing Sector
	Slaughter operation
	Slaughter of cattle	Heads	315
	Service fee	US$/Head	10
	Sale of associated products	Pieces	315
	Average unit sale price	US$/Piece	367
	Unit cost price	US$/Piece	163
	De-boning & Packaging activities
	From Cattle supplied locally
	De-boned Meats	MT	125	355	-230
	Average unit sale price	US$/MT	7,592	7,128	464
	Unit cost price	US$/MT	6,146	5,774	372
	From imported beef	MT	1,701	1,822	-121
	Average unit sale price	US$/MT	7,431	8,302	-871
	Unit cost price	US$/MT	6,820	5,876	944
	From imported lamb	MT			-
	Average sales price	US$/MT			-
	Average cost price	US$/MT			-
	Production and Sale of live cattle	Heads			-
	Average unit sale price	US$/head			-
	Unit cost price	US$/head			-

●	The minor decrease in unit sales prices in the Stock feed and fertilizer divisions are primarily due to the depreciation of RMB to USD from Q1 2016’s average of US$1=RMB6.50 to Q1 2017’s average of US$1=RMB6.82.

Plans for SJAP going forward

SJAP’s plan has been to upgrade its line of cattle directed at the high-end market, and to increase its range of value added products (to include canned beef products) with the aim to increase its overall profitability, and to source its capital needs through the capital market by listing SJAP on the NEEQ (Third Board) of the Shanghai Stock Exchange at some time in 2018.

These operational enhancements had been designed to position a carveout, and to subsequently spin-off the cattle business in order to maximize value, using the aquaculture COSO strategy as a blueprint.

However, during Q1 2017 the Xining Government came up with a suggested plan to help the cattle and beef industry in its district, especially the local farmers, and has selected SJAP as the lead company to coordinate and carry out this plan: As such:

1. SJAP is working in conjunction with the Chinese Government to promote certain economic and social responsibility objectives.

a. Firstly, to promote economic development in the region, the Xining Government is regrouping Xining’s abattoir operations by cancelling various existing abattoir permits within close proximity to each other, with the aim of centralizing all slaughterhouse operations at SJAP’s abattoir facility and

b. Turning the Huangyuan district into Xining’s main cattle and meat trade center that will include the development of various operational centers covering cold storage, wholesale and down-stream distribution markets, processing of value added products, inter-state trades, logistic services and other related supporting activities.

This is expected to significantly benefit SJAP when considering Qinghai Province is one of the largest cattle growing provinces in China with annual production exceeding 4 million head of live cattle and multi-million heads of sheep generating tens of billions in US dollar revenue, annually. SJAP has been chosen to become one of the leading companies operating such a business.

At the same time and for such purpose, the Government intends to provide SJAP with additional commercial and industrial zoned land adjacent to its existing site to accommodate and develop operations, which will increase SJAP’s total land bank at its current HuangYuan site to over 635 Mu inclusive of its existing 235 Mu of commercial land that has a recognized Government value of RMB 1 million / Mu (or the equivalent of $147,000 / Mu).

The Government will also provide additional land at another location to which SJAP will move its existing operations, including the cattle farm, the fertilizer factory and the concentrated feed manufacturing factory. To this end, SJAP has been closely coordinating with the Xining Government in recent months.

c. Secondly, on the Social Responsibility front, the Government’s aim is for SJAP to lead and to organize the regional growers and farmers into a united team, with the aim of helping all regional poor farmers and growers out of poverty by the end of 2018. This exercise mirrors the same Co-op System SJAP has been employing since its inception.

2. The Government has agreed to support SJAP in an effort to procure listing on the main board in China, either in Shanghai or Shenzhen, subject to SJAP’s performance, as opposed to seeking listing on China’s 3rd Board, the NEEQ. If SJAP does list on the main board, it will have “domestically listed foreign investment shares” available to enable our foreign shareholders to trade their shares globally.

3. A main board listed company has been invited to join the team of SJAP to carry out all related work on the project including seeking financing for the needs of the project’s development.

The Company is honored to have the Government recognize SJAP for its capability and past efforts, counting it among an elite group of agricultural companies.

●	1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

In US$		Sale of Goods		Cost of Goods sold		Gross Profit (Sales)
		2017Q1	2016Q1	2017Q1	2016Q1	2017Q1	2016Q1
HS.A	Sale of Organic fertilizer	862,129	944,059	695,164	775,365	166,965	168,694
	Sale of Organic Mixed Fertilizer	1,901,874	4,169,491	1,074,904	2,382,094	826,970	1,787,397
	HS.A Total	2,764,003	5,113,550	1,770,068	3,157,459	993,935	1,956,091
	% of increase or decrease (-)		-46%		-44%		-49%

		2017Q1	2016Q1
HSA	Fertilizer and Cattle operation

	Organic Fertilizer	3,557	3,826
	% of increase or decrease (-)		-7%
	Average Unit sale price	236	232
	Unit cost price	192	195
	Organic Mixed Fertilizer	4,680	9,968
	% of increase or decrease (-)		-53%
	Average Unit sale price	406	418
	Unit cost price	230	239
	Retailing packed fertilizer (For super marlet sales)	33	80
	% of increase or decrease (-)		-59%
	Average Unit sale price	675	695
	Unit cost price	346	360

	Total of fertilizer	8,270	13,874
	% of increase or decrease (-)		-40%
	Average of overall sale price	334	369
	% of increase or decrease (-)		-9%

Overall sales volume of fertilizer decreased by 5,637 MT or 68% from 13,874 MT in Q1 2016 to 8,237 MT in Q1 2017 with revenue and gross profit having decreased by 46% and 49%, respectively for the same period primarily due to the preparation in starting HSA’s rearing of a specific brand of local cattle. As such, cattle waste will be recycled as raw material to produce fertilizer requiring having the fertilizer production plants remodeled to adapt to the usage of cattle waste, and in turn, reducing the production and sales of fertilizer during Q1. At the end of April, remodeling had been completed and production levels have returned to normal levels. Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. No harvest or sales of HU flowers occurred during Q1 2017, which is a normal situation as harvest of HU flowers begins in late June each year; however the development of planting cash crops during 2016 resulted in an increase of revenue, cost of sales, and gross profit of 100%, as shown in the table below.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods'	Gross profit
		2017Q1	2016Q1	2017Q1	2016Q1	2017Q1	2016Q1
JHST	Sales of Fresh HU Flowers		-		-		-
	Sales of Dried HU Flowers		-		-		-
	Sales of Dried Immortal vegetables		-		-		-
	Sales of Other Value added products	1,323,176	-	455,501	-	867,675	-
	JHST/Plantation Total	1,323,176	-	455,501	-	867,675	-

●	3. Cattle Farm Division refers to the operations of Cattle Farm 1 under JHMC where cattle are sold live to third party livestock wholesalers who resell them mainly in the Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operations in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

		Sale of Goods		Cost of Goods sold		Gross Profit (Sales)
In US$		2017Q1	2016Q1	2017Q1	2016Q1	2017Q1	2016Q1

MEIJI
	Sale of Live cattle (Aromatic)	8,412,087	4,816,884	6,983,456	4,590,411	1,428,631	226,473
	MEIJI / Cattle farm Total	8,412,087	4,816,884	6,983,456	4,590,411	1,428,631	226,473
	% of increase or decrease (-)		75%		52%		531%

	Description of items	2017Q1	2016Q1	Difference
MEIJI	Production and sale of Live cattle (Aromatic)	4,401	3,032	1,369
	Average Unit sale price	1,911	1,589	322
	Unit cost price	1,587	1,514	73

Revenue from the cattle farm sales increased by $3,595,203 (or 75%) from $4,816,884 for the quarterly period ended March 31, 2016 compared to $8,412,087 for the same period ended March 31, 2017. The major factor for the increase was the significant demand for our locally bred “Yellow Cattle,” which are garnering approximately RMB36 / Kg (live weight) in sales, which when compared to SJAP’s average of RMB26 / Kg for Angus and Simmental, provides perspective on the benefits from having adjusted the breed of cattle being raised.

Cost of goods sold from cattle farm increased by $2,393,045 or 52% from $4,590,411 for the quarterly period ending March 31, 2016 compared to $6,983,456 for the same period ended March 31, 2017. The increase was primarily due to the corresponding increase of sales.

Gross profit from cattle increased by $1,202,158 from $226,473 for the quarterly period ended March 31, 2016 to $1,428,631 for the same period ended March 31, 2017. The increase was primarily due to the corresponding increase in revenue.

●	4 Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

		Sale of Goods		Cost of Goods sold		Gross Profit (Sales)
	In US$	2017Q1	2016Q1	2017Q1	2016Q1	2017Q1	2016Q1
SIAF
	Sale of goods through trading/import/export activities on seafood	7,422,005	1,488,461	6,597,338	1,323,077	824,667	165,384
	% of increase or decrease (-)		399%		399%		399%
	on imported beef and mutton	15,688,575	4,917,948	13,945,400	4,143,726	1,743,175	774,222
	% of increase or decrease (-)		219%		237%		125%
	SIAF/ Others & Corporate total	23,110,580	6,406,409	20,542,738	5,466,803	2,567,842	939,606
	% of increase or decrease (-)		261%		276%		173%

	Description of items		2017Q1	2016Q1	Difference
SIAF	Seafood trading from imports
	Mixed seafoods	MT	270	80	190
	Average sale price	US$/MT	27,439	18,606	8,833
	Average cost price	US$/MT	24,390	16,538	7,852
	Beef & Lambs trading from imports	MT	1,225	970	255
	Average sale price	US$/MT	12,807	5,069	7,738
	Average cost price	US$/MT	11,384	4,271	7,113

Revenues of the corporate division increased by $16,704,171 (or 261%) from $6,406,409 for Q1 2016 to $23,110,580 for Q1 2017. The increase was primarily due continuous development of imported seafood sales from multiple countries other than Madagascar resulting in revenue increasing by 399% (or $5.9 million) from Q1 2016’s $1.5 million to Q1 2017’s $7.4 million, and the increase in beef imports revenue by 219% (or $10.8 million) from $ 4.9million in Q1 2016 to 15.7 million in Q1 2017 supporting our marketing strategy and direction for becoming agent to a number of high quality and well known producers in exporting countries.

Correspondingly, the cost of goods sold from the corporate division increased by $15,075,935 (or 276%) from $5,466,803 for Q1 2016 to $20,542,738 for Q1 2017, and gross profit from the corporate division increased by $1,628,236 or 173% from $939,606 for the three months ended March 31, 2016 compared to $2,567,842 for the three months ended March 31, 2017. The increase in gross profit on seafood was due to increased sales.

●	5.A. Engineering technology consulting and services: (The Continuing Operation of CA)

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for the same period ended March 31, 2017 and 2016.

Service revenues (Consulting and Services)	2017Q1	2016Q1	Difference	Description of work
CA	13,189,265	13,126,051	63,214	Work in progress onPF(1), FF(2), PF(2), PF(3) and open dams being developed into ODRAS 3rd generation farming operations
Group Total Revenues	13,189,265	13,126,051	63,214
Cost of service
CA	8,782,892	9,510,872	-727,980
Group Total Cost of Consulting and Services	8,782,892	9,510,872	-727,980
Gross Profit
CA	4,406,373	3,615,179	791,194
Group Total Gross Profit	4,406,373	3,615,179	791,194

Revenues (consulting, service, commission and management fee):

Revenues increased by $63,214 or 0.5% from $13,126,051 for the quarterly period ended March 31, 2016 to $13,189,265 for the same period ended March 31, 2017.

Correspondingly, the cost of services for consulting, service, commission and management fee decreased by $727,980 or 7.7% from $9,510,872 for the quarterly period ended March 31, 2016 to $8,782,892 for the same period ended March 31, 2017. The decrease was primarily due to lower costs being incurred for work done during the quarter that may increase or decrease in subsequent quarters depending on the type of work project underway.

Gross profit from consulting, service, commission and management fees increased by $791,194 or 22%, from $3,615,179 for the quarter period ended March 31, 2016 to $4,406,373 for the same period ended March 31, 2017.

The Discontinuing Operation of CA (or, the “Sales of fishery goods” Sector)

In 2016 we took several steps to modernize our aquaculture facilities into integrated high-yielding stations in support of the carve-out/spin-off (“COSO”) strategy to create a concentrated stand-alone entity of sufficient scale and potential to attract IPO interest at valuations rewarding to the Company’s shareholders.

These activities were followed by the completion of the carveout of the aquaculture operations into Tri-way, a Hong Kong based entity, contributing to strong overall financial results in 2016 and setting the stage for further growth and value recognition in 2017. We recorded a deemed gain on sale of $56.9M and reported a certified fair value of the Company’s stake of $124.7M at the time of the carveout, representing a 36.6% ownership in Triway.

The new organization for the aquaculture business is expected to support accelerated growth, as it is better suited for infusions of working and development capital at what we expect to be more favorable valuations. The Company has long believed that its assets are undervalued, and that its organizational structure limited its opportunities to convert existing and planned development to business advantage. Completing the carveout was a significant milestone toward unleashing this value.

The Company expects significant accretion to SIAF earnings per share via our equity interest in the carved-out company as compared to 2016. This is because Aquafarms 2 – 5 were unincorporated, so their results were not consolidated into SIAF’s group earnings per share in previous years. Instead, SIAF reported earnings related to Capital Award’s Marketing and Distribution agreements with the farms. Only the gross profits from Aqua Farm 1 were included in SIAF’s group financial results. After the transaction, the gross profits from all the farms will be included, on an equity pro rata basis, i.e., 36.6%. With productivity at the aquaculture farms estimated to increase at an accelerating rate, the overall earnings benefit to SIAF is expected to significantly exceed current levels. Current estimates show upwards of a 65% improvement in realized gross margin when combining ownership of both the Company and its current shareholders who will obtain a certain percentage of Triway at the time of spin-off and comparing it to the gross margin that the Company would have realized had the COSO not been executed and merger of the aquafarms not been undertaken.

Even though Capital Award no longer facilitates the sale or distribution of product from Triway, it will remain the turnkey solutions provider for the new operators of Aquafarms 1-5. Capital Award, a wholly owned subsidiary of SIAF, remains focused on consulting, engineering, and construction of A-Power Recirculating Aquaculture Systems (“APRAS”). Under the carveout agreement, Capital Award will license its APRAS technology for ongoing and future development (currently $100,000 per A-Power Module, or APM).

Thus, post-carveout, SIAF records recurring income in three ways:

1.	The sale of seafood by Tri-Way as “Share of Income from Unconsolidated Equity Investee” based on the Company’s 36.6% holding in Tri-Way;

2.	Continuing project development; and
3.	Turnkey engineering and technology fees, coupled with licensing fees for the APRAS technology.

Also, Capital Award will receive license fees from any future farms (i.e., Aqua-farms 6, 7 and so on) that Triway develops in China.

Progress and COSO developments concerning Associate Investee, Triway:

●	Triway has appointed a Hong Kong based Corporate Service Company (“HKCS”) as its corporate secretary to assist in coordinating with direct registration (book entry) of its shares including the 36.6 % equity shares to the Company and the balance of 63.4% equity shares to the 50 plus original owners / investors in one or more of Triway’s five aquaculture operations (Stage 1). Upon completion of Stage 1, HKCS will register in Hong Kong, Triway’s total paid-up-capital estimated at US$340 million (or the equivalent of HK$2.635 billion), and its total issuance of 100 million shares @ par value of HK$1 each (Stage 2). In this respect, as of April 27, 2017, HKCS’s records reflect 36,600,000 shares having been allocated to the Company, anticipating that allocation to all parties, and the proper filings under Stage 1 being completed on or before May 31, 2017 with corresponding documents for Stage 2 to be submitted to the Hong Kong Company Register within the following 10 days.

●	In the interim, the Company is preparing (Stage 3A) the requisite documents to be filed with the SEC in preparation for spin-off and dividend distribution on a portion of its Triway shares.

Broadridge Solutions, the Company’s transfer agent will assist the Company in distributing the dividend once all approvals have been provided by relevant authorities (Stage 3B).

The target remains to complete Stage 3 on or before June 30, 2017, although, it should be stressed, remains dependent on the time required by the SEC, FINRA, etc. to approve the spin-off distribution, including the time needed to distribute an information statement to all Company shareholders.

●	Simultaneously, Triway’s team continues working with its financial team preparing the remaining documents needed to conduct a pre-IPO exercise, including its financial forecasts, legal due diligence, valuation models, etc. with formal presentations to the investment community beginning mid-July 2017 (Stage 4A).

●	Apart from seeking equity financing from Stage 4A, Triway is also working with other lenders to secure debt financing (in addition to its working line of credit discussed in previous reports), wherein one lender who had begun its due diligence during April 2017 is nearer to providing a formal loan proposal and/or letter of credit at commercial rate to Triway (Stage 4B). Even though the lending facility will be less than what is targeted to be procured in the pre-IPO offering, it will provide Triway with initial capital funding to continue moving the project forward until additional funding is secured through the pre-IPO process.

●	Triway’s objective is to secure sufficient outside funding to expand its PPE so as to begin generating the necessary free cash flow to continue its PPE development, with the aim to withhold using operating cash flow for purposes of future capital expenditures, and rather utilize it to maintain and meet its work environment obligations.

●	There are many facets to the Triway project that will require meticulous attention, some requiring more time than others, yet attention to detail will ensure smoother outcomes, e.g., healthier production levels, fewer regulatory hurdles, an HKSE listing, etc., all in an effort to provide a better return to the Company’s shareholders in the long-run.

Name of the developments	Location of development	Designed capacity per year	Land area or Built up area	Commencement date of development	% of completion as of 3-31-2017	Notes
Fish Farm (1)	Enping City	1,200 MT	13,200 m2	July 2010	Fully operational	With 16 APMs
Prawn Farm (1)	Enping City	2014=400MT 2015=1000 MT	23,100 m2	March 2013	Fully operational Construction has yet began Stage 1 completed	With 14 APMs Hydroponic farm Research& Development Station
Fish Farm (2) "The Fish & Eel Farm	Xin Hui District, Jiang Men.	2014=800 MT	165,000 m2	January 15, 2012	Operational	No plan for Other phases of development at the moment
Prawn Farm (2) The Hatchery & Nursery & Grow-out prawn farm	San Jiao Town, Zhong San Jiao City, San Jiao City Shenwan	2015=1B fingerling 2016=2B fingerling 2016=400MT 2016=1000 Mu	247,500 m2	May 2012	80% 90% 100% 12%	Operational with WIP to be continued until year end of 2017 Development of 34 Mu of ODRAS 3rd Generation Older & 2nd Generation ODRAS open dams 50 Mu of ODRAS 3rd Gen. out of 400 Mu in operation
Cattle Farm (1)	LiangXi Town, Enping City	165,013 m2	1,500 Head	April 2011	Fully operational
Cattle Farm (2)	LiangXi Town, Enping City	230,300 m2	2,500 head	February 2012	Fully operational

WHX Restaurants etc.	Guangzhou City	5,500 seatings in total		June 2012	Fully operational	Restaurant 7 & 8’s work has been completed.

NaWei wholesale Center	Guangzhou City		5,000 m2	July 2012	Completed	Operational.
	Shanghai City		3,000 m2	Sept. 2014	Completed	In operation.
New Zhongshan Prawn Project (PF3 & PF4)	Zhongshan City	Phase (1)S(1)= 10,000 MT Phase (2) = 60,000 MT Open dams on 600 Mu	2.5 million m2	Nov. 2013	95% 85% 40% 40%	Building (1) & (2) work in progress completed with WIP on water dams constructed on 30,000 m2 block Ground & infrastructure work on Building 3. 240 Mu of ODRAS 3rd gen. completed out of 600Mu
Open Dam Recirculating Aquaculture Systems (ODRAS) 3rd Generation Wholesale seafood super markets	Zhnonshan Saio Jaio ShenWan And YangJiang Districts Guangzhou City	Siao Jaio ShenWan YangJiang and Other districts Shop (1) 4000 m2	400 Mu 1,000 Mu 6,000 Mu Leased Hold 5,500 m2	Q4 2016 Q4 2017 Q4 2016 Q4 2016	140 Mu 240 Mu 120 Mu 75% 80% Q1 2017	Operational Operational Operational Q2 2017 Expecting operational by Mid-June 2017

Note (4)

Other Income

The other income for the three months ended March 31, 2017 amounted to $(340,050)and derived from the combination of (1) a gain on extinguishment of debt $0 (Note 4), a government grant of $165,488, less interest expense of $505,538.

The other income for the three months ended March 31, 2016 amounted to $(761,078) and derived from the combination of (1) a gain on extinguishment of debt $0 (Note 4), a government grant of $312,468 and other income of $114,872 less interest expense of $1,188,417.

Sales of Unregistered Securities

The Company did not enter into any additional agreements with third parties to settle debt by issuance of the Company’s common stock during this quarter. During the quarter, the Company did not enter into any loan agreement with any third party as such total issued and outstanding as at March 31, 2017 remained at 22,726,859 shares.

Referencing the Company’s US$20m Trading Facility entered into in September, 2016 secured through issuance of shares at $12.50 / share for a period of 3 years. The said Trading facility was obtained for application by the Shanghai Distribution Center (“SDC”), such that SDC is responsible for payments of all related financial costs and fees (i.e., a one-time only establishment fee for the usage of letter of credit (“LC”) facilities and for documents against payment (“DP”) facilities, a transaction fee of 1.5% to be paid on supplier’s invoice value per transaction).

However, there is a service fee associated with the return of the securitized shares to the Company at maturity calculated at a discount of 20% of the prevailing market price of the shares at date of return (the “Service Cost”). For example, if the market price of the Company’s shares is $15.00, then the Service Cost will be $3.00 per share, thus the Company will need to pay $3.00 per share to regain the shares assuming that the full $20M has been fully subscribed and repaid by SDC and there will be no other transactional financial costs and fees left outstanding and unpaid. As such, at the completion and maturity of the Trading Facility arrangement, SDC will reimburse the Company on the said Service Cost. In the Company’s records these are non-cash transactions, the securitized shares issued each time are being debited to SDC’s account owing the said number of shares to the Company with a transaction ledger recording its corresponding transactions periodically.

There was a total of 1,235,000 shares cumulatively issued from September 22, 2016 as facility valued at $15,437,500 with the remaining facility value of $4,562,500 (of $20m) secured by a personal guarantee provided by one of our directors and accepted by the trade facility provider; as such the said facility is now fully secured with all arrangements completed without further issuance of shares.

As of December 31, 2016 the total issued and outstanding shares was 22,726,859 that when compared to issued and outstanding as of the date of Q1 2016 filing (21,503,417) represents an increase of 1,223,102 shares (or 6%) reflected in the following distribution:

●	68 personnel and management staff: 248,384 shares (a portion distributed for services accrued since 2007)
●	7 Directors and executives: 841,967 shares (a portion distributed for services accrued since 2007).
●	7 in-house (employed) consultants and advisors: 132,787 shares (a portion distributed for services accrued since 2013)
●	Accounts are being reconciled subsequent to COSO distributions planned over the next two years.

Issuance of shares, years 2014 to 2016:

1.     As of September 30, 2014, prior to finalization of the Euro China AB (“ECAB”)’s convertible bond (“CB”), there were a total of 30,526,180 shares (Post Reverse Split, or “PRS”), or the equivalent of 3,083,453 shares PRS issued for the 9 month-period ended September 30, 2014 representing an increase of 22.18% from the Total Issued and Outstanding (“TI&O”) shares at year-end December 31, 2013 consisting of 2,764,183 shares (PRS) and 319,269 shares (PRS) issued to equity financiers for debt settlements (“DS”) and staff as well as professional consultants, respectively.

2.     As of December 31, 2014, after the finalization of the ECAB CB, there were 99,239 shares (PRS) and 80,739 shares issued to equity financiers (for DS) and staff cum professional consultant, respectively amounting to a total of 180,000 shares (PRS) issued collectively during the three months period ended 31.12.2014 representing an increase of 1.3% increase from the TI&O shares as at September 30, 2014, well within one of the permissive conditions of the ECAB CB to allow the company to complete its earlier commitments to “Debt Settlement by Shares” up to an amount of US$5 million, and in the agreed to spirit of the arrangement of the ECAB CB that under no circumstance, the bond would restrict the Company’s ability to raise capital to meet its funding requirements.

3.     For the 12 month period ended December 31, 2015 there were 47,787 shares, 2,216,184 shares and 707,070 shares (all PRS) issued for staff cum professional consultants, as collateral to secure a trading facility for import trades carried out by Shanghai Vigour Trading Co. Ltd. (“Vigour”), and the conversion of B Series shares, respectively totaling 2,971,041 shares (PRS) representing an increase of 17.31 % from TI&O shares as of December 31, 2014, wherein the said collateralized shares do not hold voting rights and are not entitled to receive dividends, and the Company has the right to buy back those shares at the end of its tenure period of 3 years upon repayment of outstanding principal and outstanding interest, if any. Consequently, Vigour has executed and managed very well its repayment of the Trading Facility having repaid all revolving principal and accrued interest in a timely manner. Furthermore, the shares issued as collateral for the Trading Facility are valued at $12.50 per share.

4.     For the 12 months ended December 31, 2016 there were 1,261,247 shares and 1,331,565 shares (both PRS) issued for staff and professional consultants inclusive of shares due to 3 executive directors from 2007 to 2012 and as collateral to secure a loan debt from a third party (based on face value at $7 per share with 75% representing loan principal) to finance part of Triway’s COSO exercise and development, resulting in an increase of 12.88% from the TI&O shares as of December 31, 2015. The said loan debt is for a tenure of 3 years at an interest rate of 3.5% per year, without voting and dividend rights, such that at the end of the tenure period, the Company has the right to buy back the collateralized shares upon repayment of outstanding principal and accrued interest, if any, at that time.

5.     The TI&O shares as of December 31, 2016 and March 31, 2017 is 22,726,859 shares.

6.     It is estimated that there will be a need of up to $17.5 million to meet Triway’s COSO expenses and minimal farm development needs until such time as other sources of equity or debt financing materialize (mid-summer, i.e. the “interim period”); these costs are expected to be funded partly by up to $10 million from Triway’s internally generated cash flow, and partly from a further loan facility that the Company, as in the past, may underwrite, amounting up to $7.5 million obtained from third party lenders based on similar terms and conditions as the loan facility stated in item 4, above.

7.     As of May 15, 2017, the total issued and outstanding shares is 23,994,199, which reflects an increase of 1,267,340 shares (or, 5.57%) compared to 22,726,859 shares issued and outstanding as of December 31, 2016. The additional shares were utilized to secure/underwrite a loan on behalf of Triway from a third-party lender based at $4.10 per share with a maturity term of three-years and no pre-payment penalty throughout the term of the loan.

8.     The Company is rather confident that Triway will be successful in its fundraising program to self-finance its CapEx requirements. As well, SJAP has been making progress toward self-funding, and as such, both Triway and SJAP will no longer be dependent on SIAF to provide bridge financing, here shortly. Thus, the Company should be positioned to repurchase both collateral shares from its lenders as well as from the market itself to help improve overall share value.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $ 0 and $0 has been credited (charged) to operations for the three months ended March 31, 2017 and 2016, respectively.

●	Note (5)General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $777,764 or 14%, from $5,757,509 for Q1 2016 to $6,535,273. The change was primarily due to increase in wages and salaries of $1,448,907 from $553,219 for Q1 2016 to $2,002,126 for Q1 2017, depreciation and amortization increased by $570,274 from $851,714 in Q1 2016 to $1,421,988 in Q1 2017 and interest expense decreased by $683,238 from $1,188,776 in Q1 2016 to $505,538 in Q1 2017.

The Company is taking extra steps to ensure that these expenses are reduced in conformity with cash flow allowance.

Table (to Note 5)

Category	2017Q1	2016Q1	Difference

Office and corporate expenses	$1,418,672	$1,556,336	$-137,664

Wages and Salaries	$2,002,126	$553,219	$1,448,907
% of increase or decrease (-)		262%
Traveling and related lodging	$17,180	$91,407	$-74,227

Motor vehicles expenses and local transportation	$35,610	$39,730	$-4,120

Entertainment and meals	$135,644	$529,748	$-394,104

Others and miscellaneous	$998,515	$946,579	$51,936

Depreciation and amortization	$1,421,988	$851,714	$570,274
% of increase or decrease (-)		67%
Sub-total	$6,029,735	$4,568,733	$1,461,002

Interest expense	$505,538	$1,188,776	$-683,238
% of increase or decrease (-)		-57%

Total	$6,535,273	$5,757,509	$777,764
% of increase or decrease (-)		14%

Note (6) Depreciation and Amortization

Depreciation and amortization increased by $898,790 or 48%, to $2,764,089 for Q1 2017 from $1,865,299 for Q1 2016. The increase was primarily due to the increase of depreciation by $875,198 to $2,143,810 for Q1 2017 from depreciation of $1,268,612 for Q1 2016 and the increase of amortization by $23,592 to $620,279 for Q1 2017 from amortization of $596,687 for Q1 2016.

In this respect, total depreciation and amortization amounted to $2,764,089 for Q1 2017, of which amount $1,421,988 was reported under general and administration expenses and $1,342,101 was reported under cost of goods sold; whereas total depreciation and amortization was at $1,865,299 for Q1 2016 and out of which amount $851,714 was reported under General and Administration expenses and $1,013,585 was reported under cost of goods sold.

Note (7). Non-controlling interests

Table (F) below shows the derivation of non-controlling interest:

Names of intermediate holdco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.	Total
Abbreviated names	CA	(MEIJI)			(APWAM)
% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%

Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)
				Hunan Shanghua A Power Agriculture Co. Ltd (China	50%

Net income of the P.R.C. subsidiaries for the period ended 31. March 2017 in $	0	$215,907	$909,926	$380,338	$3,191,064

Equity % of non-controlling interest	0%	25%	25%	24%	55%

Non-controlling interest's shares of Net incomes in $	0	$53,977	$227,482	$91,281	$1,755,085	$2,127,824

The Net Income attributed to non-controlling interest is $2,127,824 shared by (JHST, JHMC, HAS and SJAP collectively) for Q1 2017 as shown in Table (F) above.

Note (8) Earnings per share (EPS)

Earnings per share from continuing and discontinued operations decreased by $0.05 (basic) and $0.03 (diluted) per share from EPS of $0.43 (basic) and $0.39 (diluted) Q1 2016 to EPS of $0.38 (basic) and $0.36 (diluted) for Q1 2017. Earnings per share from continuing operations increased by $0.12 (basic) and $0.11 (diluted) per share from EPS of $0.26 (basic) and $0.25 (diluted) Q1 2016 to EPS of $0.38 (basic) and $0.36 (diluted) for Q1 2017.

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the three months ended March 31, 2016 (Q1 2017) compared to the 12 months ended December 31, 2016.

Consolidated Balance sheets	March 31,2017	December 31,2016	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	3,989,283	2,576,058	1,413,225	B
Inventories	67,928,267	62,592,272	5,335,995	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,249,187	740,984	508,203
Deposits and prepaid expenses	84,709,075	84,845,966	-136,891	10
Accounts receivable	123,135,937	122,912,086	223,851	11
Other receivables	55,751,034	47,120,800	8,630,234
Total current assets	336,762,783	320,788,166	15,974,617
Property and equipment
Property and equipment, net of accumulated depreciation	193,327,154	189,727,227	3,599,927	12
Construction in progress	41,401,722	35,157,213	6,244,509	13
Land use rights, net of accumulated amortization	53,522,619	53,673,690	-151,071	14
Total property and equipment	288,251,495	278,558,130	9,693,365
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	9,955,098	10,090,697	(135,599)
Investment in unconsolidated equity investee	141,893,092	139,133,443	2,759,649	15
Long term inverstment	724,743	720,773	3,970
Temporary deposits paid to entities for investments in future Sino Joint Venture companies	15,644,998	15,644,998	-
Total other assets	168,942,871	166,314,851	2,628,020
Total assets	793,957,149	765,661,147	28,296,002
Current liabilities				16
Accounts payable and accruals	11,576,310	8,789,324	2,786,986
Billings in excess of cost and estimated earnings on uncompleted contracts	5,623,401	2,630,752	2,992,649
Due to a director	2,750,779	2,070,390	680,389
Other payables	10,557,271	5,962,092	4,595,179
Borrowings-Short term bank loan	2,898,971	2,883,090	15,881
Negotiable promissory notes	1,190,801	1,113,140	77,661
Income tax payable	1,130	1,130	-
Total current liabilities	34,598,663	23,449,918	11,148,745
Non-current liabilities
Other payables	15,989,449	11,192,117	4,797,332
Long term debts	5,797,942	5,766,182	31,760
Convertible note payable	21,676,838	21,314,877	361,961	16D
Total non-current liabilities	43,464,229	38,273,176	5,191,053
Stockholders’ equity
Common stock	22,727	22,727	-
Additional paid-in capital	155,741,280	155,741,280	-
Retained earnings	463,284,085	454,592,652	8,691,433
Accumulated other comprehensive income	(3,363,895)	(4,335,355)	971,460
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidiaries' equity	614,434,197	604,771,304	9,662,893
Non-controlling interest	101,460,060	99,166,749	2,293,311
Total stockholders' equity	715,894,257	703,938,053	11,956,204
Total liabilities and stockholders' equity	793,957,149	765,661,147	28,296,002

This Part B discusses and analyzes certain items that we believe would assist stakeholders in obtaining a better understanding of the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalents was $1,413,225 between cash and cash equivalents of $3,989,283 and $2,576,085 as at March 31, 2017 and 31 December 2016, respectively. The significant difference in cash and cash equivalents between these two dates is primarily due to the higher revenues generated during Q1 2017 compared to year ended December 31, 2016.

Note (9) Break down of inventories

	Mar 31,2017	December 31,2016	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	-	481,509	-481,509
Bread grass	1,560,292	2,115,815	-555,523
Beef cattle	6,856,902	6,814,132	42,770
Organic fertilizer	19,660,154	15,901,153	3,759,001
Forage for cattle and consumable	5,601,004	6,536,517	-935,513
Raw materials for bread grass and organic fertilizer	16,881,267	15,829,424	1,051,843
Beef and mutton	15,373,141	13,217,456	2,155,685
Immature seeds	1,995,507	1,696,266	299,241
	67,928,267	62,592,272	5,335,995

The main increases in inventories came from (i) organic fertilizer (up $3.8M) and (ii) beef and mutton (up $2.2M) resulting from lower sales causing surplus fertilizer inventory both at HSA and SJAP; however both companies have cut back production wherever necessary to decrease inventory by the end of Q2 2017. In the same vein, the increase of inventory in Beef / Mutton sector had been primarily due to the unstable market conditions influencing pricing, resulting in some livestock being held for longer periods. This up and down trend in beef inventory will likely continue until market conditions stabilize.

Note (10) Breakdown of Deposits and Prepaid Expenses

The actual deposit and prepaid expenses decreased by $136,891 from Q1 2016’s $84,845,966 to Q1 2017’s 84,709,075.

	Mar 31,2017	December 31,2016	Difference	Note
	$	$	$
Deposits for
- purchases of equipment	6,621,547	5,555,471	1,066,076
- acquisition of land use rights	3,373,110	3,373,110	-	10.1
- inventories purchases	16,325,148	13,729,305	2,595,843
- aquaculture contracts	2,261,538	2,261,538	-
- consulting service providers and others	8,150,000	8,150,000	-
- construction in progress	13,719,339	13,719,339	-
- Collaterals of shares	16,712,741	16,712,741	-
Prepayments - debts discounts and others	4,768,728	5,007,016	-238,288
Shares issued for employee compensation and overseas professional and bond interest	1,991,407	3,982,812	-1,991,405
Others	10,785,517	12,354,635	-1,569,118
	84,709,075	84,845,966	-136,891

Note (11) Breakdown of Accounts receivable:

	March 31,2017
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service (C&S) totaling
CA	49,388,726	-	15,673,711	24,106,909	9,608,106
Sales of Live Fish, eels and prawns (from Farms) (CA)	13,061,631	-	-	4,816,278	8,245,353
Sales of imported seafood (Corporate Sector of SIAF)	8,585,827	7,264,963	-	13,979	1,306,885
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	4,273,711	4,273,711	-	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)	4,670,737	526,653	794,030	352,698	2,997,356
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	9,427,617	2,686,170	5,092,214	583,999	1,065,234
Sales Fertilizer from (HSA)	6,182,407	914,210	1,830,337	1,688,279	1,749,581
Sales of Beef (QZH)	27,545,281	5,144,559	8,419,619	6,573,098	7,408,005
	-	-	-	-	-
Total	123,135,937	20,810,266	31,809,911	38,135,240	32,380,520

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable aging is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days, and therefore no diminution in value is required, as the credit quality of the receivables is not in doubt.

CA’s Consulting & Services (The Continuing Operation):

There are following clarification detailing the break-down of the total (C&S) AR of $49,388,726: out of which sum

●	$16,841,120 was (C&S) AR dated prior to 30 Sept. 2016 that are settled by Triway shares included in the 36.6% equity shares that the Company received from the “Carve-Off” exercise as previously mentioned in the Company’s 2016 10K filing.
●	$32,547,605 was (C&S) AR for work performed during Q4 2016 and Q1 2017, collectively, temporarily charged through Triway to be paid and settled by the original owners / investors of Triway when Triway will complete its issuance of shares upon spin-off, targeting to be completed as soon as reasonably practicably.
●	CA is the turkey contractor appointed by Triway (which is the Master APM License Holder of China granted by CA for 50 years) to carry out developments and construction work for APM and ODRAS fish farms (inclusive the Mega farm APM project and other ODRAS farm projects) that are being and will be developed by Triway in China. As such, CA’s C&S revenue and income levels will not be affected because of the “Carve-Off” exercise. Triway is working on arrangements to procure development & construction capital funding (Capex) to meet its development targets, thus while limiting its development in the interim, is expected to increase activity once funding sources become available some time in Q3 2017. We anticipate CA’s C&S sector to reflect a substantial increase once funding has been secured.

Fish Sales (CA): (referred to as Sale of Goods under “Discontinued Operation of CA)

The total A/R of $13,061,611 of this sector is expected to be fully settled within the next two to three months on or before end of July 2017.

Sales of imported seafood (Corporate Sector of SIAF)

As at end of Q1 2017, this sector’s A/R is mostly current, having an amount of $1.13 million over 120 days owed by regular clients that carry a good track record with the Company.

Sales of fertilizer and bulk livestock feed (SJAP): These comprise sales made to regional farmers contracted by us to grow crops using and purchasing our fertilizer. We in turn agree to buy their cattle that are fed with our bulk and concentrated cattle feed purchased from us. Under this term of arrangements our accounts receivable are normally carried forward until such time they can be offset against our account payables due to these contracted farmers (that is, the amount owed for the amount of crops and pastures is ultimately offset against the amount of cattle that we have purchased from them, respectively). As these debtors are our contract farmers and operate profitable and viable businesses with us, and have a good track record, we consider their credit quality to be good and collection from them is not in doubt, thus no diminution in value is required.

Sales of Fertilizer from HSA: HSA’s receivable situation is normal in the sense that HSA provides longer credit terms to its customers, especially the lake fishermen who pay for their outstanding balances after they have sold their harvests.

Sales of HU Flowers (Fresh & Dried) (JHST): JHST’s receivable situation is normal, because (as explained previously) JHST does not keep much inventory in dried flowers and immortal vegetables, such that the majority of dried product is sold to wholesalers and in turn the wholesalers keep the inventory and sell them over the year gradually to maintain orderly sales and stable prices without having to dump the product within the 3-4 month window provided during harvest season when supply is abundant. Therefore JHST gives long trading terms to its wholesalers and allows them to pay gradually over the year with the condition that all outstanding receivables must be paid-in-full before the start of the next season. These debtors represent credit quality receivables as they are well established wholesalers with profitable and viable businesses with a good track record, and have been selling goods for JHST for many years, thus a provision of diminution in value is not required as collection is not in doubt. As at the end of Q1 2017, the status of JHST has improved primarily due to the credit terms of the cash crop extended to the buyers (i.e., from 30 days to 90 days).

Sale of Beef (QZH): Most of QZH’s customers are first tier wholesalers and distributors in cities adjacent to Qinghai Province (i.e. Xin Ziang, Gan Su, Si Chuan and Xi Zang) that QZH gives various trading terms. Its receivables currently are normal referencing the table below:

		2017
	Total sales Q1 2017	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$	$
Sales of Beef (QZH)	13,708,529	27,545,281	5,144,559	8,419,619	6,573,098	7,408,005

% of total receivables			19%	31%	24%	27%

Information on concentration of credit risk of revenue:

We have 4 major long-term customers, referred to as referring to as Customer A, B, C and D in the financial statements who have accounted for 73.29% of our consolidated revenues for Q1 2017 as shown in the table below:

	three months ended March 31, 2017
	% of total Revenue	$	Customer's Total Revenue
Customer A	24.79%		17,507,672
Customer B	18.68%		13,189,265
Customer C	17.90%		12,640,866
Customer D	11.91%		8,412,087

	73.29%		51,749,890

Customer A is Shanghai Vigour Trading Co. Ltd., which is one of our main distributors selling most of our imported goods (inclusive of Beef and Seafood). During Q1 2017, we sold $18 million of goods to Shanghai Vigour representing 24.79% of our total sales of goods revenue of $71 million derived mainly from Corporate and Others Division segment.

Customer B is Triway Industries through our divestment when Triway became an Associate Investee. However, the amount of $13 million shown above will be fully paid when Triway issues shares to offset this amount.

Customer C is Hunan City Bo Bo Go Super market Chain (“BBG”), which is a publicly traded company in China with more than 5,000 chain stores and 11,000 7/11 stores operating in various districts and cities in China. During Q1 2017, we sold $12.6 million of goods to BBG representing 17.90% of our total sales of goods revenue of $71million.

Customer D is Mr. Zhen Runchi, who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets, and at the same time supplies us young cattle for rearing. During Q1 2017, we sold $8.4 million of goods to Mr. Zhen Runchi, representing 11.91% of the Company’s total sale of goods revenue of $71million.

Information on concentration of credit risk of account receivable:

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March 31, 2017	31-Dec-16

Customer A	20.53%	12.83%	Triway Industries Limited
Customer B	19.58%	19.61%	Xian Zhiming (New Prawns project
Customer C	17.36%	18.11%	BBK commercial chain Limited
Customer D	6.69%	7.52%	Hanzhiqiang
		-

	64.16%	58.07%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past, and is not aware of any financial difficulties of its major customers.

Note (12) Property and equipment, net of accumulated depreciation

As at March 31, 2017
$
Plant and machinery	7,078,563
Structure and lease hold improvements	163,414,025
Mature seeds and herbage cultivation	33,469,146
Furniture and equipment	827,356
Motor vehicles	926,511

Less: Accumulated depreciation	-12,388,447
Net carrying amount	193,327,154

Note (13) Construction in progress

As at March 31, 2017
$
Construction in progress
- Oven room、road for production of dried flowers	5,652,993
- Office, warehouse and organic fertilizer plant in HSA.	4,630,658
- Organic fertilizer and bread grass production plant and office building	622,036
- Rangeland for beef cattle and office building	12,713,664
- Fish pond	17,782,371

41,401,722

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2017.03.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	208,837	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	33,152,302	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	322,504	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	892,998	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	862,954	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,886,320	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,715,805	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	807,017	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	694,805	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,342,542	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,189,856	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,557,495	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	455,838	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	289,860	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	4,082,527	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,668,094
Exchange difference							(4,606,822)		(4,607,135)

			653.56				62,623,829	131,789	53,522,619

Note (16) Current Liabilities:

	As at March 31, 2017	Note
Current liabilities	$
Accounts payable and accruals	11,576,310	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	5,623,401
Due to a director	2,750,779	16 B
Other payables	15,354,603
Borrowings-Short term bank loan	2,898,971
Negotiable promissory notes	1,190,801
Income tax payable	1,130

	39,395,995

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms meaning that most purchases are paid for in cash or short term credit (7 to 10 days), which in a way allows us bargaining capacity to obtain cash discounts resulting in the low trade account payables and accruals balance of $11.6 million, about 16% of total sales of $71 million for the reasons stated below:

Our main Account Payables during Q1 2017 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of goods sold averaging 67% for CA.
2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned excellent credibility with all of our suppliers and sub-contractors.
3.	Fish sales started gradually in late 2011, and the cost of sales averaged at 67% for Q1 2017, respectively (the bulk of the cost came from the supplies of baby fingerlings and the live-bait as the main fish feed), and customary trading terms of Chinese suppliers is on a cash on delivery basis, and suppliers who provide short credit terms presently is limited to no more than a select few.
4.	Cattle sales at SJAP’s own cattle stations and from its cooperative farmers started in 2011 at lower profit margins compared to the sales of fish with cost of goods averaging 79% for Q1 2017. It is also customary in China to pay for the young live cattle by cash on delivery. The Enping cattle farm started to buy young cattle in 2011 and started sales of mature cattle in 2012; cost of sales is averaged at 83% for Q1 2017. Most of the young cattle supplies were from small primary producers (local small farmers) who did not have great financial resources; as such we paid for these supplies of young cattle in cash on delivery or short term credit, after delivery.
5.	In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, which is a developing stage company in fertilizer manufacturing, prolonged credit term facilities have not been established for its purchase of raw materials.
6.	Bulk livestock feed is produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 45% for Q1 2017. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

 Note (16C): Analysis of Other Payables:

As of March 31, 2017, other payables totaling $26,546,720 was composed of the following:

During Q1 2017, the Company issued promissory notes amounting to $0 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries). During Q1 2017 we redeemed $ 0 of Promissory Notes for advances granted by third parties in fiscal year 2012 as well as in the early months of 2014 by the issuance of shares leaving a balance of $11,192,117 of promissory notes still due and outstanding as of March 31, 2017.

A grant of $1,239,310 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP ultimately proves to be unable to complete the project, it will have to repay the grant to the Government. As of March 31, 2017, as work is in progress on this project, the grant is recorded as other payables.

As at the end of March 31, 2017, other advances had been provided by other unrelated third parties collectively to our subsidiaries with some in promissory notes or agreements at no fixed term of repayment and interest free; and with some are associated with facility and/or loan agreements at average of 3.5% interest for tenure up to 5 years; and some are by verbal arrangement. These sums amount to $14,115,293 unpaid and outstanding as of March 31, 2017.

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

The Company has filed yearly tax returns from 2007 to 2015.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA and SJAP since they are exempt from EIT for the three months ended March 31, 2017 and 2016 as they are within the agriculture, dairy and fishery sectors.

No EIT has been provided in the financial statements of JFD since it is exempt from EIT for the three months ended March 31, 2016 and 2017 as it is within the fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the three months ended March 31, 2017and 2016.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the three months ended March 31, 2017 and 2016.

No Sweden Corporate income tax has been provided in the consolidated financial statements, since SIAFS incurred a tax loss for the three months ended March 31, 2017 and 2016.

No deferred tax assets and liabilities have been assessed as of March 31, 2017 and December 31, 2016 since there was no difference between the financial statements carrying amounts and the tax basis of assets and liabilities utilizing the enacted tax rates in effect for the period in which the differences are expected to occur.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of March 31 2017, unrestricted cash and cash equivalents amounted to $3,989,283 (see notes to the consolidated account), and our working capital as of March 31, 2017 was $302,164,120.

As of March 31 2017, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	2,898,971				2,898,971
Convertible Note Payable		21,676,838			21,676,838
Long Term Debts	5,797,942				5,797,942
Promissory Notes	1,190,801				1,190,801

Cash provided by operating activities amounted to $12,555,256 for Q1 2017. This compares with cash provided by operating activities totaling $14,716,994 for Q1 2016. The decrease in cash flows from operations primarily resulted from the increase of inventories to $5,335,995 for Q1 2017 from $629,522 for Q1 2016.

Cash used in investing activities totaled $9,350,735 for Q1 2017. This compares with cash used in investing activities totaling $19,818,653 for Q1 2016. The decrease in cash flows used in investing activities primarily resulted from payment for construction in progress of $4,699,322 in Q1 2017 from $15,966,419 in Q1 2016. .

Cash used in financing activities totaled $0 for Q1 2017. This compares with cash from financing activities totaling $448,187 for Q1 2016. The increase cash provided by financing activities due to the decrease of long-term debts repaid of $0 in Q1 2017 from $448,187 in Q1 2016.

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

As at end of Q1 2017 Triway’s acquisition of assets from other fish farms in Prawn Farms 1 to 4 and the buyout of 25% in Jiangmen Fishery Development Co. (JFD), which is a SFJVC, illustrates a typical example of the transaction mentioned above.

Part F. Pro-forma on records of historical performances reflecting the Company’s “Free Cash Flow “derivation: (Inclusive of SIAF and subsidiaries in segments containing Non-GAAP derivation)

	2014	2015	2016	2017Q1	Total
Continuing and discontinued operations
Sale of goods	323	337	332	57	1,049
Consulting income	81	92	102	13	288

Cost of goods sold	231	261	257	47	796
Cost of service	44	57	47	9	157

EBITDA	119	101	147	14	381

Depreciation & amortization	5	5	6	3	19
			-
Net income attributable to SIAF & subsidiaries	92	66	115	9	282
			-
Non - controlling interest	22	25	21	2	69

Net Incomes of the group	114	91	137	11	353

Total Assets	513	640	766	794

Current assets	282	350	321	337

Total liabilities	72	70	62	78

Current liabilities	52	28	24	40

Capital employed	461	611	742	754	-

Total stockholders equity	441	569	704	716
Internal transaction adjustment	-0	-0	-	-
Total stockholders equity (adjustment)	440	569	704	2

ROCE	59%	49%	46%	32%

Total Capex	35	47	60	11	153
1. property and equipment	21	43	98	5	167
2. construction in progress	10	4	-38	6	-18
3. land use right	4	-	-	-	4
4. proprietary technologies	-	-	-	-	-

Ending balance	230	322	297	298
1. cash and cash equivalents	3	7	3	4
2. inventories	46	63	63	68
3. deposits and prepaid expenses	76	84	85	85
4. account receivable	105	136	123	123
5. other receivables	52	60	47	57
6. account payables and accrued expenses	-22	-9	-9	-12
7. short term loan	-4	-4	-3	-2
8. other payables	-26	-15	-12	-25

Total increase of wc	114	92	-25	1	182

Total capex and increase of wc	149	139	35	12	335

Free Cash Flow (FCF)	-30	-37	111	2	46

Net Debt	-20	-41	-30	-30

E.2 on APWAM (holding company of SJAP).

	2014	2015	2016	2017Q1	Total

Sale of goods	102	144	135	22	403

Cost of goods sold	68	111	101	17	297

EBITDA	33	34	35	4	107

Depreciation & amortization	1	1.01	2.52	1.20	5

Net income attributable to SIAF & subsidiaries	14	15	15	1	45

Non - controlling interest	17	18	18	2	55

Net Incomes of the group	31	33	33	3	100

Total Assets	158	200	248	256

Current assets	83	105	111	113

Total liabilities	28	17	19	22

Current liabilities	16	14	14	17

Capital employed	142	186	234	239

Total stockholders equity	130	183	229	234
Internal transaction adjustment	-58	-78	-91	-93
Total stockholders equity (adjustment)	72	105	138	141

ROCE	46%	49%	41%	29%

Total Capex	20	21	29	7	77
1. property and equipment	6	31	59	4	100
2. construction in progress	14	-10	-30	3	-23
3. land use right	-	-	-		-
4. proprietary technologies	-	-	-		-

Ending balance	67	91	97	96
1. cash and cash equivalents	1	2	2	2
2. inventories	27	34	42	48
3. deposits and prepaid expenses	19	18	17	18
4. account receivable	34	48	44	37
5. other receivables	2	2	6	8
6. account payables and accrued expenses	-4	-5	-6	-6
7. short term loan	-4	-4	-3	-2
8. other payables	-8	-5	-5	-9

Total increase of wc	46	24	7	-1	75

Total capex and increase of wc	66	45	36	6	152

Free Cash Flow (FCF)	-33	-10	-1	-1	-45

Net Debt	-7	-6	-9	-9

E.3.SIAF’s Corporate Operational division

	2014	2015	2016	2017Q1	Total

Sale of goods	51	38	72	23	184
Consulting income	5	4	-		9

Cost of goods sold	45	33	64	21	163
Cost of service	5	1	-		6

EBITDA	6	0	30	1	37

Depreciation & amortization	0	0	-	-

Net income attributable to SIAF & subsidiaries	6	-5	26	1	28

Non - controlling interest	-	-	-	-

Net Incomes of the group	6	-5	26	1	28

Total Assets	43	95	231	250

Current assets	39	76	89	93

Total liabilities	13	39	38	50

Current liabilities	10	1	6	14

Capital employed	33	94	225	236

Total stockholders equity	30	56	193	200
Internal transaction adjustment	82	89	4	-2
Total stockholders equity (adjustment)	112	145	197	198

ROCE	40%	3%	11%	14%

Total Capex	1	4	7	-	12
1. property and equipment	-	-			-
2. construction in progress	1	4	7	-	12
3. land use right	-	-	-	-	-
4. proprietary technologies	-	-	-	-	-

Ending balance	29	76	83	79
1. cash and cash equivalents	2	-	-	2
2. inventories	-	4	-	-
3. deposits and prepaid expenses	2	28	44	42
4. account receivable	9	9	9	9
5. other receivables	26	35	36	40
6. account payables and accrued expenses	-3	-	-2	-3
7. short term loan	-	-	-
8. other payables	-7	-1	-4	-11

Total increase of wc	25	47	7	-4	75

Total capex and increase of wc	26	51	14	-4	87

Free Cash Flow (FCF)	-20	-51	16	5	-50

Net Debt	-13	-35	-21	-21

E.4. CA (Fishery Development Division)

	2014	2015	2016	2017Q1	Total

Sale of goods	54	47	61		162
Consulting income	76	88	102	13	279

Cost of goods sold	31	35	46		112
Cost of service	39	56	47	9	151

EBITDA	55	43	65	4	167

Depreciation & amortization	-	0	-	-

Net income attributable to SIAF & subsidiaries	55	43	65	4	167

Non - controlling interest	-	-	-	-

Net Incomes of the group	55	43	65	4	167

Total Assets	111	123	89	95

Current assets	79	85	69	79

Total liabilities	20	10	3	8

Current liabilities	20	10	3	8

Capital employed	91	113	86	87

Total stockholders equity	91	113	86	87
Internal transaction adjustment	84	104	196	199
Total stockholders equity (adjustment)	174	217	282	286

ROCE	140%	119%	189%	1.282932417

Total Capex	4	-	5	-	9
1. property and equipment	-	-	-	-	-
2. construction in progress	-	-	5	-	5
3. land use right	4	-	-	-	4
4. proprietary technologies	-	-	-	-	-

Ending balance	59	75	66	71
1. cash and cash equivalents	-	-	-	-
2. inventories	-	-	0	-
3. deposits and prepaid expenses	32	23	10	10
4. account receivable	28	44	55	62
5. other receivables	19	19	4	7
6. account payables and accrued expenses	-11	-1	-	-3
7. short term loan	-	-	-
8. other payables	-9	-9	-3	-5

Total increase of wc	9	16	-9	5	21

Total capex and increase of wc	13	16	-4	5	30

Free Cash Flow (FCF)	42	27	69	-0	137

Net Debt	-	-	-	-

E.5. MEIJI and Cattle Farm (Development and holding company of CF (1))

	2014	2015	2016	2017Q1	Total

Sale of goods	33	35	30	8	106
Consulting income	-				-

Cost of goods sold	31	33	28	7	99
Cost of service	-				-

EBITDA	2	3	4	1	10

Depreciation & amortization	0	0.59	1	-	2

Net income attributable to SIAF & subsidiaries	1	2	3	1	7

Non - controlling interest	-	0	1	0	1

Net Incomes of the group	1	2	4	1	8

Total Assets	42	39	37	39

Current assets	17	18	12	11

Total liabilities	5	-	-	-

Current liabilities	-	-	-	-

Capital employed	42	39	37	39

Total stockholders equity	37	39	37	39
Internal transaction adjustment	-14	-14	-8	-9
Total stockholders equity (adjustment)		25	29	30

ROCE	36%	21%	18%	18%

Total Capex	-	2	-	-	2
1. property and equipment	-	2	-	-	2
2. construction in progress	-	-	-	-	-
3. land use right	-	-	-	-	-
4. proprietary technologies

Ending balance	17	18	12	11
1. cash and cash equivalents	-	-	-
2. inventories	1	4	5	4
3. deposits and prepaid expenses	3	3	4	3
4. account receivable	13	11	3	4
5. other receivables	-	-	-	-
6. account payables and accrued expenses	-	-	-	-
7. short term loan	-	-	-	-
8. other payables	-	-	-	-

Total increase of wc	7	1	-6	-1	1

Total capex and increase of wc	7	3	-6	-1	3

Free Cash Flow (FCF)	-5	-0	10	2	7

Net Debt

E.6. MEIJI and JHST plantation division

	2014	2015	2016	2017Q1	Total

Sale of goods	11	14	13	1	39

Cost of goods sold	4	4	6	0.5	14

EBITDA	6	9	6	1	21

Depreciation & amortization	1	1.15	1	0.41	4

Net income attributable to SIAF & subsidiaries	4	6	4	0.15	14

Non - controlling interest	1	2	1	0.05	4

Net Incomes of the group	5	8	5	0.20	18

Total Assets	39	45	41	41

Current assets	24	21	14	16

Total liabilities	1	1	-	-

Current liabilities	1	-	-	-

Capital employed	38	45	41	41

Total stockholders equity	38	44	41	41
Internal transaction adjustment	-9	-7	1	1
Total stockholders equity (adjustment)		37	42	42

ROCE	55%	51%	43%	31%

Total Capex	1	5.1	5.0	2.0	13
1. property and equipment	1	2.5	4.0	-	8
2. construction in progress	-	2.6	1.0	2	6
3. land use right	-	-	-	-	-
4. proprietary technologies	-	-	-	-	-

Ending balance	23	21	14	16
1. cash and cash equivalents	-	-	-	-
2. inventories	1	1	2	2
3. deposits and prepaid expenses	11	6	5	8
4. account receivable	11	12	6	5
5. other receivables	1	1	1	1
6. account payables and accrued expenses	-	-	-	-
7. short term loan	-	-	-	-
8. other payables	-1	-	-	-

Total increase of wc	4	-2	-7	2	-3

Total capex and increase of wc	5	3	-2	4	10

Free Cash Flow (FCF)	1	6	7	-3	11

Net Debt

E.7. HSA (the Hunan fertilizer Operation)

	2014	2015	2016	2017Q1	Total

Sale of goods	20	20	21	3	64

Cost of goods sold	11	12	12	2	37

EBITDA	7	7	6	1	21

Depreciation & amortization	1	1.48	1	0.82	5

Net income attributable to SIAF & subsidiaries	5	4	4	0	13

Non - controlling interest	1	1	1	0	3

Net Incomes of the group	6	5	5	0.38	16

Total Assets	99	115	121	113

Current assets	30	32	25	25

Total liabilities	5	4	2	-

Current liabilities	5	4	1	-

Capital employed	94	111	120	113

Total stockholders equity	94	111	119	113
Internal transaction adjustment	-87	-99	-102	-96
Total stockholders equity (adjustment)	7	12	17	17

ROCE	9%	10%	8%	5%

Total Capex	8	13	14	2	37
1. property and equipment	12	6	35	1	54
2. construction in progress	-4	7	-21	1	-17
3. land use right	-				-
4. proprietary technologies	-				-

Ending balance	25	29	24	25
1. cash and cash equivalents	-	-	0	-
2. inventories	14	15	14	14
3. deposits and prepaid expenses	5	5	5	4
4. account receivable	10	12	6	6
5. other receivables	1	1	-	1
6. account payables and accrued expenses	-4	-4	-1	-
7. short term loan	-	-	-	-
8. other payables	-1	-	-	-

Total increase of wc	20	4	-5	1	20

Total capex and increase of wc	28	17	9	3	57

Free Cash Flow (FCF)	-21	-10	-3	-2	-36

Net Debt

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended March 31, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financial statements for the three months ended March 31 2016 results are for the period then ended and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $7,747 and $31 for the three months ended March 31, 2017 and 2016, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $631,717 and $666,258 for the three months ended March 31, 2017 and 2016, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the twelve months ended March 31, 2017 or December 31, 2016.

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

NON-CURRENT ASSETS HELD FOR SALE AND DISCONTINUED

The Company classifies non-current assets and disposal groups as held for sale if their carrying amounts will be recovered principally through a sale rather than through continuing use. Such non-current assets and disposal groups classified as held for sale are measured at the lower of their carrying amount and fair value less costs to sell. The criteria for held for sale classification is regarded as met only when the sale is highly probable and the asset or disposal group is available for immediate sale in its present condition. Property and equipment are not depreciated once classified as held for distribution. Assets and liabilities classified as held for sale are presented separately as current items in the consolidated balance sheets. A disposal group qualifies as discontinued operation if it is a component of an entity that either has been disposed of, or is classified as held for sale, and:

•	represents a separate major line of business or geographical area of operations
•	is part of a single coordinated plan to dispose of a separate major line of business or geographical area of operations, or
•	is a subsidiary acquired exclusively with a view to resale

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2017and 2016, the Company determined no impairment losses were necessary.

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

For the quarter ended March 31, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $0.38 and $0.43, respectively. For the quarter ended March 31, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.36 and $0.39, respectively.

For the quarter ended March 31, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $0.38 and $0.26, respectively. For the quarter ended March 31, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.36 and $0.25, respectively

FOREIGN CURRENCY TRANSLATION

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

For the three months ended March 31, 2017

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31, 2017 and December 31, 2016 were translated at RMB6.90 to $1.00 and RMB6.46 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2017 and March 31, 2016 were RMB6.89 to $1.00 and RMB6.53 to $1.00, respectively.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosure

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2013 through 2016 were RMB 6.19, RMB 6.14, RMB 6.23 and RMB 6.46, respectively.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No .	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

May 15, 2017	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer)

May 15, 2017	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 15, 2017	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director (Principal Executive Officer)

May 15, 2017	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Officer, Marketing

May 15, 2017	By:	/s/ CHEN BORHANN
Chen Bor Hann
Corporate Secretary

May 15, 2017	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

May 15, 2017	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg
Director

May 15, 2017	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Director

May 15, 2017	By:	/s/ SOH LIM CHANG
Soh Lim Chang
Director

- 50 -