Form 10-Q
period 2017-06-30
Sino Agro Food, Inc.
filed 2017-08-11
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Copies to:

Sichenzia Ross Ference Kesner LLP

61 Broadway, 32nd Floor

New York, NY10006

Attn: Marc J. Ross, Esq.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, there were 25,429,327 shares of our common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

14/F., San Toi Building, 137-139 Connaught Road Central, Hong Kong.

Tel : (852) 2581 7500

Fax : (852) 2581 7588

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have reviewed the consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of June 30, 2017 and December 31, 2016, the related consolidated statements of income and other comprehensive income for the three-months periods ended June 30, 2017 and 2016, and the six-month periods ended June 30, 2017 and 2016, and cash flows for the six-month periods ended June 30, 2017 and 2016. This interim financial information is the responsibility of the company's management.

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

s/ECOVIS David Yeung Hong Kong

Hong Kong
August 11, 2017

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	7	$3,601,111	$2,576,058
Inventories	8	75,345,592	62,592,272
Costs and estimated earnings in excess of billings on uncompleted contracts	22	1,249,187	740,984
Deposits and prepayments	9	94,046,820	84,845,966
Accounts receivable, net of allowance for doubtful accounts	10	105,573,313	122,912,086
Other receivables	11	60,725,055	47,120,800
Total current assets		340,541,078	320,788,166
Plant and equipment
Plant and equipment, net of accumulated depreciation	12	200,851,919	189,727,227
Construction in progress	14	40,406,967	35,157,213
Land use rights, net of accumulated amortization	15	53,954,306	53,673,690
Total plant and equipment		295,213,192	278,558,130
Other assets
Goodwill	16	724,940	724,940
Proprietary technologies, net of accumulated amortization	17	9,833,830	10,090,697
Interests in unconsolidated equity investees	18	143,136,813	139,133,443
Long term investments	19	738,116	720,773
Temporary deposits paid to entities for investments in Sino joint venture companies	20	15,644,998	15,644,998
Total other assets		170,078,697	166,314,851

Total assets		$805,832,967	$765,661,147

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses		$14,544,887	$8,789,324
Billings in excess of costs and estimated earnings on uncompleted contracts	22	5,623,401	2,630,752
Due to a director		254,563	2,070,390
Other payables	23	3,493,143	5,962,092
Borrowings - Short term bank loan	24	1,476,233	2,883,090
Negotiable promissory notes	25	1,268,462	1,113,140
Income tax payable		1,196	1,130
		26,661,885	23,449,918

Non-current liabilities
Other payables	23	17,387,111	11,192,117
Borrowings - Long term bank loan	24	5,904,931	5,766,182
Convertible note payables	26	22,038,798	21,314,877
		45,330,840	38,273,176

Commitments and contingencies		-	-

Stockholders' equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 shares issued and outstanding as of June 30, 2017 and December 31 , 2016, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	27	-	-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	27	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	27	-	-
Common stock: $0.001 par value (27,000,000 shares authorized, 25,429,327 and 22,726,859 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	27	25,429	22,727
Additional paid - in capital		164,861,128	155,741,280
Retained earnings		463,666,517	454,592,652
Accumulated other comprehensive income		2,622,382	(4,335,355)
Treasury stock	27	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders' equity		629,925,456	604,771,304
Non - controlling interest		103,914,786	99,166,749
Total stockholders' equity		733,840,242	703,938,053
Total liabilities and stockholders' equity		$805,832,967	$765,661,147

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

		Three months ended	Three months ended	Six months ended	Six months ended
	Note	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Continuing operations
Revenue
- Sale of goods		$47,726,978	$76,127,783	$105,150328	$118,776,796
- Consulting and service income from development contracts		-	18,945,280	13,189,265	31,664,377
- Commission and management fee		-	327,728	-	734,682
	3	47,726,978	95,400,791	118,339,593	151,175,855
Cost of goods sold	3	(41,218,829)	(58,089,529)	(88,618,365)	(89,338,614)
Cost of services	3	-	(13,416,468)	(8,782,892)	(22,927,340)

Gross profit		6,508,149	23,894,794	20,938,336	38,909,901
General and administrative expenses		(5,849,346)	(3,324,142)	(11,879,081)	(7,626,715)
Net income from operations		658,803	20,570,652	9,059,255	31,283,186
Other income (expenses)

Government grant		291,800	-	457,288	312,468

Other income		-	96,058	-	210,929

Interest expense		(724,774)	(953,701)	(1,230,312)	(2,142,477)
Net income (expenses)		(432,974)	(857,643)	(773,024)	(1,619,080)

Net income before income taxes		225,829	19,713,009	8,286,231	29,664,106
Provision for income taxes	4	-	-	-	-

Net income		225,829	19,713,009	8,286,231	29,664,106
Share of income from unconsolidated equity investee		1,313,996	-	4,072,851	-

Net income from continuing operations		1,539,825	19,713,009	12,359,082	29,664,106
Less: Net (income) loss attributable to non - controlling interest		(1,157,393)	(6,362,207)	(3,285,217)	(10,956,867)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries		382,432	13,350,802	9,073,865	18,707,239
Discontinued operations
Net income from discontinued operations		-	5,813,592	-	9,387,743
Add: Net income attributable to non - controlling interest		-	(368,102)	-	(692,006)
Net income attributable of discontinued operations to the Sino Agro Food, Inc. and subsidiaries		382,432	18,796,292	9,073,865	27,402,976

Other comprehensive income (loss) - Foreign currency translation gain (loss)		6,848,801	(3,957,978)	7,985,748	(3,182,679)
Comprehensive income		7,231,233	14,838,314	17,059,613	24,220,297
Less: Other comprehensive (income) loss attributable to non - controlling interest		(862,524)	862,201	(1,028,011)	736,547
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$6,368,709	$15,700,515	$16,031,602	$24,956,844

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	32	$0.02	$0.90	$0.39	$1.34
Diluted	32	$0.03	$0.82	$0.38	$1.24
From continuing operations
Basic	32	$0.02	$0.63	$0.39	$0.92
Diluted	32	$0.03	$0.59	$0.38	$0.87

Weighted average number of shares outstanding:

Basic		22,995,676	20,779,009	23,365,503	20,410,024
Diluted		25,203,537	26,636,494	25,555,083	23,267,509

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30 ,2017	Six months ended June 30, 2016

Cash flows from operating activities
Net income for the period
- Continuing operations	$12,359,082	$29,664,106
- Discontinued operations	-	9,387,743
Adjustments to reconcile net income for the period to net cash from operations:
Share of income from unconsolidated equity investee	(4,072,851)	-
Depreciation	4,506,239	2,263,929
Amortization	1,300,504	976,936
Common stock issued for services	3,982,813	363,181
Other amortized cost arising from convertible notes and others	1,355,819	2,097,742
Changes in operating assets and liabilities:
(Increase) decrease in inventories	(12,753,320)	(2,823,390)
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	(508,203)	-
Increase in deposits and prepaid expenses	(4,537,693)	(5,110,253)
(Decrease) increase in due to a director	(1,815,827)	500,468
Increase (decrease) in accounts payable and accrued expenses	5,755,563	5,873,936
Increase in other payables	3,726,045	2,134,681
Decrease in accounts receivable	17,338,773	7,086,759
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	2,992,649	(968,869)
Increase in other receivables	(13,604,255)	(13,594,435)
Net cash provided by operating activities	16,025,338	37,852,534
Cash flows from investing activities
Purchases of property and equipment and non-current assets held for sale	(9,382,745)	(6,045,190)
Investment in unconsolidated equity investee	-	(150,806)
Payment for construction in progress	(6,307,903)	(29,031,614)
Net cash used in investing activities	(15,690,648)	(35,227,610)
Cash flows from financing activities
Convertible note payable repaid through director’s account	-	(7,676,760)
Long term debts repaid	(1,478,934)	(512,360)
Capital contribution from non-controlling interest	434,808	-
Net cash provided by financing activities	(1,044,126)	(8,189,120)
Effects on exchange rate changes on cash	1,734,489	1,655,286

Increase (decrease) in cash and cash equivalents	1,025,053	(3,908,910)
Cash and cash equivalents, beginning of period	2,576,058	7,229,197
Cash and cash equivalents, end of period	$3,601,111	$3,320,287

Supplementary disclosures of cash flow information:
Cash paid for interest	$197,474	$135,107
Cash paid for income taxes	$-	$-
Non - cash transactions
Common stock issued for services and employee compensation	$403,650	$7,963,889
Common stock issued to secure debts loan	$8,718,900	$-
Transfer to plant and equipment from construction in progress	$1,476,233	$1,443,313

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

In September 2009, the Company carried out an internal reorganization of its corporate structure and business, and formed a 100% owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“ APWAM ”), which was formed in Macau. APWAM then acquired PMH’s 45% equity interest in SJAP. By virtue of the acquisition, APWAM assumed all obligations and liabilities of PMH under the Sino Foreign Joint Venture Agreement. On May 7, 2010, Qinghai Sanjiang sold and transferred its equity interest in SJAP to Garwor. The State Administration for Industry and Commerce of Xining City Government of the PRC approved the sale and transfer. As a result, APWAM owned 45% of SJAP and Garwor owned the remaining 55%

On September 9, 2010, an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved.

On March 23, 2017, new investor,  Qinghai Quanwang Investment Management Co., Limited (English translation) (“ Quanwang”) a company incorporated in the P.R.C., introduced additional capital of $435,414 into SJAP. As a result, APWAM owned 41.25% of SJAP , Garwor owned the remaining 50.45%., and Quanwang owned the remaining 8.30%. This remains the case as of the date of this report (the “ Report”).

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

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“ EBAPFD ”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“ JFD ”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company owned a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors. On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. On October 1, 2016, SIAF took up all assets and liabilities of TRW and JFD except fish farm. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended 31 December 2016. On May 30, 2017, the Company converted partial of amount due from unconsolidated equity investee of $ 40,788,256 as investment. As a result, SIAF’s equity interest in TRW increased from 23.89% to 36.60%

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ ECF ”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“ JHMC ”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to June 30, 2017, MEIJI further invested $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“ HSA ”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of June 30, 2017, MEIJI and SJAP total investment in HSA were $857,808 and 629,344, respectively.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“ SAFS ”). As of June 30, 2017, the Company invested $77,664 in SAFS. During the year ended December 31, 2016, SAFS changed from a public to a private company.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. As of March 31, 2017, the SJAP’s total investment in QZH was $4,645,489.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (12.31.2016: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (12.31.2016: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (12.31.2016: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (12.31.2016: 100%) directly	Dormant

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (12.31.2016: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (12.31.2016: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (12.31.2016: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (12.31.2016:75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (12.31.2016:76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	41.25% (12.31.2016: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	100% (12.31.2016: 100%)indirectly	Cattle slaughter

Name of unconsolidated equity investees	Place of incorporation	Percentage of interest	Principal activities

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	36.60% (12.31.2016: 23.89%) directly	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C	100% (12.31.2016: 100%) indirectly	Fish cultivation

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

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, MEIJI, JHST, JHMC, HSA, APWAM, SAFS and its variable interest entity SJAP and QZH. All material inter-company transactions and balances have been eliminated in consolidation.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled  $8,398, $8,392, $16,145 and $14,284 for the three months and the six months ended June 30, 2017 and 2016, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $372,0452, $665,952, $1,003,762 and $1,332,210 for the three months ended and the six months ended June 30, 2017 and 2016, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0, $0, $0 and $0 for the three months ended and the six months ended June 30, 2017 and 2016, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $2,622,382 as of June 30, 2017 and $(4,335,355) as of December 31, 2016. The balance sheet amounts with the exception of equity as of June 30, 2017 and December 31, 2016 were translated using an exchange rate of RMB 6.77 to $1.00 and RMB 6.94 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the six months ended June 30, 2017, and 2016 were RMB 6.87 to $1.00 and RMB 6.53 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of June 30, 2017 and December 31, 2016 are $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of June 30, 2017 and December 31, 2016 amounted to $3,488,573 and $2,395,355, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

Customer A	27.88%	-%	26.64%	-%
Customer B	25.53%	18.45%	20.98%	19.39%
Customer C	16.16%	-%	13.63%	-%
Customer D	9.99%	11.61%	8.76%	8.11%
Customer E	6.26%	-%	7.93%	-%
Customer F	-%	13.99%	-%	13.24%
Customer G	-%	13.97%	-%	12.64%
Customer H	-%	-%	-%	-%
Customer I	-%	8.61%	11.15%	8.06%
	85.82%	66.63%	89.09%	61.44%

		Percentage of revenue	Amount
Customer A	Corporate and others Division	26.04%	$30,812,004
Customer B	Corporate and others Division	20.98%	$24,827,910
Customer C	Cattle farm development and plantation division	13.63%	$16,125,754
Customer D	Fishery Development	11.15%	$13,189,265

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	June 30, 2017	December 31, 2016

Customer A	22.83%	19.61%
Customer B	19.93%	12.83%
Customer C	18.04%	18.11%
Customer D	7.65%	-%
Customer E	6.63%	5.96%
Customer F	-%	7.52%
	75.08%	64.03%

As of June 30, 2017, amounts due from customers A, B and C are $24,106,909, $21,043,601 and $19,044,435, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2017 and December 31, 2016, the Company determined no impairment losses were necessary.

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

For the three months ended June 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $0.02 and $0.90, respectively. For the three months ended June 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.02 and $0.82, respectively.

For the three months ended June 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $0.03 and $0.64, respectively. For the three months ended June 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.03 and $0.59, respectively.

For the six months ended June 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $0.39 and $1.43, respectively. For the six months ended June 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.39 and $1.43, respectively.

For the six months ended June 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $0.39 and $0.92, respectively. For the six months ended June 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.38 and $0.87, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2017 or December 31, 2016, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended June 30, 2017 or 2016.

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

	For the three months ended June 30, 2017
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$-	$755,579	$21,499,999	$7,401,149	$18,070,251	$-	$47,726,978

Net income (loss)	$(48,036)	$(659,970)	$786,481	$795,810	$(491,853)	$-	$382,432

Total assets	$77,911,145	$47,620,284	$372,142,920	$42,999,309	$265,159,309	$-	$805,832,967

	For the three months ended June 30, 2016
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$19,273,008	$5,502,259	$43,880,876	$7,079,763	$19,664,885	$28,881,464	$124,282,255

Net income (loss)	$6,018,886	$1,550,172	$5,387,193	$714,750	$(679,801)	$5,813,592	$18,796,292

Total assets	$128,414,709	$50,725,055	$335,772,525	$41,281,206	$98,777,042	$28,782,755	$683,753,292

	For the six months ended June 30, 2017
	Continuing					Discontinued
	Operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$13,189,265	$2,078,755	$46,077,506	$15,813,236	$41,180,831	$-	$118,339,593

Net income (loss)	$4,310,302	$(498,040)	$2,511,517	$1,890,019	$860,067	$-	$9,073,865

Total assets	$77,911,145	$47,620,284	$372,142,920	$42,999,309	$265,159,309	$-	$805,832,967

	For the six months ended June 30, 2016
	Continuing					Discontinued
	Operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$32,399,059	$5,502,259	$75,306,596	$11,896,647	$26,071,294	$45,019,454	$196,195,309

Net income (loss)	$8,958,336	$1,132,208	$10,155,689	$1,061,419	$(3,292,419)	$9,387,743	$27,402,976

Total assets	$128,414,709	$50,725,055	$335,772,525	$41,281,206	$98,777,042	$28,782,755	$683,753,292

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”). On September 30, 2016, part of JFD was disposed from the Company.

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three ended June 30, 2017
	Continuing					Discontinued
	operations					operations
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	755,579	-	-	-	-	755,579

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	7,308,554	-	-	-	7,308,554

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	959,598	-	-	-	959,598

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	13,231,847	-	-	-	13,231,847

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,401,149	-	-	7,401,149

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	18,070,251	-	18,070,251

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	-	-	-	-	-	-	-

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-	-
	$-	$755,579	$21,499,999	$7,401,149	$18,070,251	$-	$47,726,978

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended June 30, 2016
	Continuing					Discontinued
	operations					operations
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$28,881,464	$28,881,464

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	5,502,259	-	-	-	-	5,502,259

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,200,220	-	-	-	5,200,220

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	12,774,901	-	-	-	12,774,901

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	25,905,755	-	-	-	25,905,755

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,079,763	-	-	7,079,763

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	19,664,885	-	19,664,885

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	18,945,280	-	-	-	-	-	18,945,280

Commission and management fee Capital Award, Inc. (“CA”)	327,728	-	-	-	-	-	327,728
	$19,273,008	$5,502,259	$43,880,876	$7,079,763	$19,664,885	$28,881,464	$124,282,255

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the six months ended June 30, 2017
	Continuing					Discontinued
	operations					operations
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,078,755	-	-	-	-	2,078,755

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	3,723,601	-	-	-	3,723,601

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	15,413,529	-	-	-	15,413,529

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	26,940,376	-	-	-	26,940,376

Macau Eiji Company Limited (“MEIJI”)	-	-	-	15,813,236	-	-	15,813,236

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	41,180,831	-	41,180,831

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	13,189,265	-	-	-	-	-	13,189,265

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-	-
	$13,189,265	$2,078,755	$46,077,506	$15,813,236	$41,180,831	$-	$118,339,593

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the six months ended June 30, 2016
	Continuing					Discontinued
	operations					operations
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$45,019,454	$45,019,454

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	5,502,259	-	-	-	-	5,502,259

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	10,313,770	-	-	-	10,313,770

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	21,430,449	-	-	-	21,430,449

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	43,562,377	-	-	-	43,562,377

Macau Eiji Company Limited (“MEIJI”)	-	-	-	11,896,647	-	-	11,896,647

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	26,071,294	-	26,071,294

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	31,664,377	-	-	-	-	-	31,664,377

Commission and management fee Capital Award, Inc. (“CA”)	734,682	-	-	-	-	-	734,682
	$32,399,059	$5,502,259	$75,306,596	$11,896,647	$26,071,294	$45,019,454	$196,195,309
F-23

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended June 30, 2017
	Continuing					Discontinued
	operations					operations
	Fishery	HU	Organic Fertilizer	Cattle Farm	Corporate	Fishery
	Development	Plantation	and Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	629,856	-	-	-	-	629,856

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	766,897	-	-	-	766,897

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	5,001,068	-	-	-	5,001,068

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	12,479,848	-	-	-	12,479,848

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,278,714	-	-	6,278,714

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	16,062,446	-	16,062,446
	$-	$629,856	$18,247,813	$6,278,714	$16,062,446	$-	$41,218,829

COST OF SERVICES

For the three months ended June 30, 2017
	Continuing					Discontinued
	operations					operations
	Fishery		Organic Fertilizer	Cattle Farm	Corporate	Fishery
	Development	HU Plantation	and Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	-	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended June 30, 2016
	Continuing					Discontinued
	operations					operations
	Fishery	HU	Organic Fertilizer	Cattle Farm	Corporate	Fishery
	Development	Plantation	and Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$22,812,060	$22,812,060

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,654,717	-	-	-	-	2,654,717

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	3,152,363	-	-	-	3,152,363

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	8,890,553	-	-	-	8,890,553

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	19,300,064	-	-	-	19,300,064

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,682,424	-	-	6,628,424

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	17,409,408	-	17,409,408
	$-	$2,654,717	$31,342,980	$6,682,424	$17,409,408	$22,812,060	$80,901,589

COST OF SERVICES

	For the three months ended June 30, 2016
	Continuing					Discontinued
	operations					operations
	Fishery		Organic Fertilizer	Cattle Farm	Corporate	Fishery
	Development	HU Plantation	and Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	13,416,468	-	-	-	-	-	13,416,468
	$13,416,468	$-	$-	$-	$-	$-	$13,416,468

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the six months ended June 30, 2017
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,085,357	-	-	-	-	1,085,357

Hunan Shenghua A Power Agriculture Co., Limited (“HSA “)	-	-	2,536,965	-	-	-	2,536,965

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP “)	-	-	10,227,933	-	-	-	10,227,933

Qinghai Zhong He Meat Products Co., Limited (“QZH “)	-	-	24,900,756	-	-	-	24,900,756

Macau Eiji Company Limited (“MEIJI”)	-	-	-	13,262,170	-	-	13,262,170

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	36,605,184	-	36,605,184
	$-	$1,085,357	$37,665,654	$13,262,170	$36,605,184	$-	$88,618,365

COST OF SERVICES

	For the six months ended June 30, 2017
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	8,782,896	-	-	-	-	-	8,782,896

	$8,782,896	$-	$-	$-	$-	$-	$8,782,896

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the six months ended June 30, 2016
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$35,109,739	$35,109,739

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,654,717	-	-	-	-	2,654,717

Hunan Shenghua A Power Agriculture Co., Limited (“HSA “)	-	-	6,309,822	-	-	-	6,309,822

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP “)	-	-	14,169,177	-	-	-	14,169,177

Qinghai Zhong He Meat Products Co., Limited (“QZH “)	-	-	32,055,852	-	-	-	32,055,852

Macau Eiji Company Limited (“MEIJI”)	-	-	-	11,272,835	-	-	11,272,835

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	22,876,211	-	22,876,211
	$-	$2,654,717	$52,534,851	$11,272,835	$22,876,211	$35,109,739	$124,448,353

COST OF SERVICES

	For the six months ended June 30, 2016
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (1)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	22,927,340	-	-	-	-	-	22,927,340

	$22,927,340	$-	$-	$-	$-	$-	$22,927,340

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

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

As of June 30, 2017, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA, SJAP and QZH since they are exempt from EIT for the six months ended June 30, 2017 and 2016 as they are within the agriculture, and cattle sectors.

No EIT has been provided in the financial statements of JFD since they are exempt from EIT for the six months ended June 30, 2016.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the six months ended June 30, 2016.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the six months ended June 30, 2017 and 2016.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the six months ended June 30, 2017 and 2016.

No deferred tax assets and liabilities are of June 30, 2017 and December 31, 2016 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

SIAF	$-	$-	$-	$-
SAFS	-	-	-	-
TRW	-	-	-	-
MEIJI and APWAM	-	-	-	-
JHST, JFD, JHMC, SJAP, QZH and HSA	-	-	-	-
	$-	$-	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the six months ended June 30, 2017 and 2016. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPEARTIONS

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of US$238.32 million from respective third parties and the master technology license at fair value of US$30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in the consolidated statement of profit and loss account of the Company for the year ended December 31, 2016. On October 1, 2016, SIAF took all assets and liabilities of TRW and JFD except plant and equipment - fish farm. On May 30, 2017, the Company converted partial of amount due from unconsolidated equity investee of $ 40,788,256 as investment. As a result, SIAF’s equity interest in TRW increased from 23.89% to 36.60%.

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

Net income from discontinued operations

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue
-Sale of goods	$-	$28,881,464	$-	$45,019,454
Cost of sales	-	(22,812,060)	-	(35,109,739)
Gross profit	-	6,069,404	-	9,909,715

General and administrative expenses	-	(255,812)	-	(521,972)

Income before tax from discontinued operations	-	5,813,592	-	9,387,743
Net gain from deemed disposal of subsidiaries, TRW and JFD	-	-	-	-
Net income before taxes	-	5,813,592	-	9,387,743
Provision for income taxes	-	-	-	-
Net income from discontinued operations	-	5,813,592	-	9,387,743
Less: Net income attributable to the non-controlling interest	-	(368,102)	-	(692,006)

Net income from discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries	$-	$5,445,490	$-	$8,695,737

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	CASH AND CASH EQUIVALENTS

	June 30, 2017	December 31, 2016

Cash and bank balances	$3,601,111	$2,576,058

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

As of June 30, 2017, inventories are as follows:

	June 30, 2017	December 31, 2016

Sleepy cods, prawns, eels and marble goby	-	481,509
Beef and mutton	20,799,375	13,217,456
Bread grass	1,050,456	2,115,815
Beef cattle	6,860,383	6,814,132
Organic fertilizer	19,451,282	15,901,153
Forage for cattle and consumable	7,103,894	6,536,517
Raw materials for bread grass and organic fertilizer	18,490,742	15,829,424
Immature seeds	1,589,460	1,696,266
	$75,345,592	$62,592,272

9.	DEPOSITS AND PREPAYMENTS

	June 30, 2017	December 31, 2016

Deposits for
- purchases of equipment	$6,621,547	$5,555,471
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	16,325,148	13,729,305
- aquaculture contracts	2,261,538	2,261,538
- consulting service providers and others	8,150,000	8,150,000
- construction in progress	13,719,339	13,719,339
- issue of shares as collateral	31,915,409	26,493,841
Prepayments - debts discounts and others	4,530,440	5,007,015
Shares issued for employee compensation and overseas professional and bond interest	403,650	3,982,812
Others	6,746,639	2,573,535
	$94,046,820	$84,845,966

10.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2017 and December 31, 2016. Bad debts written off for the three months ended and the six months ended June 30, 2017, and 2016 are $0.

Aging analysis of accounts receivable is as follows:

	June 30, 2017	December 31, 2016

0 - 30 days	$17,335,164	$28,550,628
31 - 90 days	18,939,435	29,905,888
91 - 120 days	57,360,098	39,219,847
over 120 days and less than 1 year	11,938,616	25,235,723
over 1 year	-	-
	$105,573,313	$122,912,086

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER RECEIVABLES

	June 30, 2017	December 31, 2016

Advanced to employees	$358,584	$260,007
Advanced to suppliers	15,665,214	9,428,841
Advanced to customers	18,048,833	19,469,256
Advanced to developers	10,776,490	7,500,000
Others	15,875,934	10,462,696
	$60,725,055	$47,120,800

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered loan agreements with suppliers, customers and developers to assist them to procure project loans.

12.	PLANT AND EQUIPMENT

	June 30, 2017	December 31, 2016

Plant and machinery	$7,078,563	$6,022,686
Structure and leasehold improvements	168,017,084	163,414,025
Mature seeds and herbage cultivation	38,699,660	28,781,286
Furniture and equipment	880,977	827,356
Motor vehicles	926,511	926,511
	215,602,795	199,971,864

Less: Accumulated depreciation	(14,750,876)	(10,244,637)
Net carrying amount	$200,851,919	$189,727,227

Depreciation expense was $2,362,429, $4,506,239 and $2,263,929 for the three months ended and the six months ended June 30, 2017 and 2016, respectively.

14.	CONSTRUCTION IN PROGRESS

	June 30, 2017	December 31, 2016

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$4,738,251	$4,474,428
- Oven room, road for production of dried flowers	4,281,075	3,603,863
- Organic fertilizer and bread grass production plant and office building	3,341,861	622,036
- Rangeland for beef cattle and office building	10,263,409	8,674,515
- Fish pond	17,782,371	17,782,371
	$40,406,967	$35,157,213

15.	LAND USE RIGHTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	LAND USE RIGHTS (CONTINUED)

	June 30, 2017	December 31, 2016

Cost	$63,586,385	$62,300,409
Less: Accumulated amortization	(9,632,079)	(8,626,719)
Net carrying amount	$53,954,306	$53,673,690

Amount

Balance @1.1.2016	$65,961,071
Exchange difference	(3,660,662)
Balance @12.31.2016	$62,300,409
Exchange difference	1,285,976
Balance @6.30.2017	$63,586,385

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $530,869, $241,952, $1,005,360 and $692,054 for the three months and the six months ended June 30, 2017 and 2016 respectively.

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

	June 30, 2017	December 31, 2016

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

17.	PROPRIETARY TECHNOLOGIES

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	PROPRIETARY TECHNOLOGIES (CONTINUED)

	June 30, 2017	December 31, 2016

Cost	$11,146,408	$11,108,131
Less: Accumulated amortization	(1,312,578)	(1,017,434)
Net carrying amount	$9,833,830	$10,090,697

Amortization of proprietary technologies was $149,356, $119,168, $295,144 and $284,882 for the three months and the six months ended June 30, 2017 and 2016, respectively.  No impairments of proprietary technologies have been identified for the three months and the six months ended June 30, 2017 and 2016.

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

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended December 31, 2016. On October 1, 2016, SIAF took up all assets and liabilities of TRW and JFD except plant and equipment - fish farm. On May 30, 2017, the Company converted partial of amount due from unconsolidated equity investee of $ 40,788,256 as investment. As a result, SIAF’s equity interest in TRW increased from 23.89% to 36.60%

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for $150,806.

	June 30, 2017	December 31, 2016

Investments at cost
- TRW	$124,657,542	$83,869,286
- HITT	147,623	144,154
Amount due from a consolidated equity investee - TRW	14,258,797	55,120,003
Share of post-acquisition profits	4,072,851	-
	$143,136,813	$139,133,443

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	LONG TERM INVESTMENT

	June 30, 2017	December 31, 2016

Investment in Huangyuan County Rural Credit Union	$738,116	$720,773
Less: Accumulated impairment losses	-	-
	$738,116	$720,773

20.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects		June 30, 2017	December 31, 2016
Investee	Engaged
A	Trade center	*	$4,086,941	$4,086,941
B	Fish Farm 2 GaoQiqiang Aquaculture	*	6,000,000	6,000,000
C	Cattle farm 2	*	5,558,057	5,558,057
			$15,644,998	$15,644,998

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of June 30, 2017, the percentages of equity stakes of A (trade center), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

21.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“ SJAP ”), which was incorporated in the P.R.C. As of June 30, 2017, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2017, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

Consequently Garwor, Quanwang and the Company agreed that the new board of directors of SJAP would consist of 3 members; 1 appointee from Garwor and 2 appointees from the Company, such that the Company now had a majority interest in the board of directors of SJAP. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s management appointed the chief financial officer of SJAP. As a result, the financial statements of SJAP were included in the consolidated financial statements of the Company.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2017, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	June 30, 2017	December 31, 2016

Costs	$8,208,913	$7,288,360
Estimated earnings	6,740,288	5,846,890
Less: Billings	(13,700,014)	(12,394,266)
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,249,187	$740,984

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	June 30, 2017	December 31, 2016

Billings	$37,632,825	$24,115,354
Less: Costs	(21,170,232)	(13,907,143)
Estimated earnings	(10,839,192)	(7,577,459)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,623,401	$2,630,752

(iii)	Overall

	June 30, 2017	December 31, 2016

Billings	$51,332,839	$36,509,620
Less: Costs	(29,379,145)	(21,195,503)
Estimated earnings	(17,579,480)	(13,424,349)
Billing in excess of costs and estimated earnings on uncompleted contracts	$4,374,214	$1,889,768

23.	OTHER PAYABLES

	June 30, 2017	December 31, 2016

Due to third parties	$2,230,964	$451,195
Due to debts loan	7,692,222	4,797,332
Promissory notes issued to third parties	9,694,889	11,192,117
Due to local government	1,262,179	713,565
	$20,880,254	$17,154,209

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(9,694,889)	(11,192,117)
Due to debts loan	(7,692,222)	-
Amount classified as current liabilities	$3,493,143	$5,962,092

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

As of June 30, 2017, the Company issued 1,344,098 shares of common stock as collateral to secure debts loan of $7,692,222.

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

Short term bank loan

Name of lender	Interest rate	Term	June 30, 2017		December 31, 2016

Da Tong National Development Rural Bank Limited
Da Tong County, Xining City, Qinghai Province, the P.R.C.	10%	July 14 ,2016 - May 28, 2017	$-		$2,883,090
Da Da Tong National Development Rural Bank Limited
Da Tong County, Xining City, Qinghai Province, the P.R.C.	10%	June 7, 2017 - June 6, 2018	1,476,233	^+@	-
			$1,476,233		$2,883,090

Long term bank loan

Name of lender	Interest rate	Term	June 30, 2017		December 31, 2016

China Development Bank Beijing City, the P.R,C.	5.39%	December 9, 2016 - December 15, 2026	$5,904,931	^*#	$5,766,182

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.

*	secured by land use rights with net carrying amount of $420,877 (12.31.2016: $416,973).

+	secured by property and equipment with net carrying amount of $898,824 (12.31.2016: $ 1,036,889).

@	secured by land use rights with net carrying amounts of $335,162 (12.31.2016: $363,092).

#	repayable $72,078, $216,232, $288,308, $432,464, $432,464, $720,773, $720,773, $1,441,545 and $1,580,294 in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, respectively (31.12.2016: repayable $72,078, $216,232, $288,308, $432,464, $432,464, $720,773, $720,773, $1,441,545 and $ 1,441,545 in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, respectively).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	NEGOTIABLE PROMISSORY NOTES

On August 29, 2015, TRW issued negotiable promissory notes to three fund companies and one individual for $3,450,000 and the company acted as guarantor for repayment. As of October 1, 2016, the Company entered assignment agreement with TRW to take up liabilities of negotiable promissory notes.

	June 30, 2017	December 31, 2016

Negotiable promissory notes	$1,268,462	$1,113,140

Principal amount:	$1,035,479 (12.31.2016: $1,035,479)
Interest payable:	$232,983 (12.31.2016: $77,661)
Interest rate:	2.5% (12.31.2016: 2.50% %) per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Default interest rate	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Interest payment	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
Issue date:	August 29, 2015 and October 12, 2015
Repayment date:	Repaid in full within 283 calendar days from the issue of notes
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company, the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event") from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur.
Security:	Corporate guarantee by the Company

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	CONVERTIBLE NOTE PAYABLES

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

	June 30 , 2017	December 31, 2016

10.50% convertible note of maturity date February 28, 2020	$22,038,798	$21,314,877

The Company calculated the fair value of the convertible note and the beneficial conversion feature utilizing the Discounted Cash Flows model at the date of the issuance of convertible note. The relative fair values were allocated to the liability and equity components of the debt. Accordingly, a discount was created on the debt and this discount will be amortized to interest expense over the life of the debt.  Debt premium of $238,288, $244,964, $476,576 and $489,929 was amortized for the three months and the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was $18,183,267 (12.31.2016: 18,183,267) principal outstanding and accrued interest in the amount of $3,855,531 (12.31.2016: $3,131,610) that was owed under the terms of the convertible note.

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

The Group’s share capital as of June 30, 2017 and December 31, 2016 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

There were 0 shares of Series B convertible preferred stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of June 30, 2017 and December 31, 2016 are 0 shares and grand total issued and outstanding preferred stock as of June 30, 2017 and December 31, 2016 are 100 shares.

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

During the year ended December 31, 2016, the Company (i) issued 1,199,068 shares of common stock to employees and directors valued at fair value of $5.98 per share for $7,169,823 for employee compensation; (ii) issued 132,787 shares of common stock valued to professionals at fair value of $5.98 per share for $794,066 for service compensation; (iii) issued 2,461,247 shares of common stock ranging from $6.96 to $8.91 amounting to $5,765,476 as collateral to secure debts loan of $4,797,332, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; and purchased 1,200,000 shares of common stock of $4.85 amounting to $5,820,000 for cancellation.

The Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 22,727,273 to 27,000,000 and the amendment was filed on December 28, 2016.

During the three months and the six months ended June 30, 2017, the Company issued (i) 425,103 shares of common stock to employees and directors valued at fair value of $3.45 per share for $403,650 for employee compensation; (ii) 1,692,733 shares of common stock valued at fair value of $5.15 amounting to $8,718,900 as collateral to secure debts loan of $4,797,332 and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

The Company has 25,429,327 and 22,726,859 shares of common stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

Lease expenses were $42,790, $42,790, $83,779 and $116,528 for the three months ended and the six months ended June 30, 2017 and 2016, respectively.

The future minimum lease payments as of June 30, 2017, are as follows:

Year ending December 31, 2017	$85,580
Year ending December 31, 2018 and thereafter	123,680
$209,260

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	STOCK BASED COMPENSATION

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

On June 30, 2017, the Company issued professionals a total of 117,000 shares of common stock valued at fair value of $3.45 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share.

The Company calculated stock based compensation of $4,386,463 and $ 363,181, and recognized $1,991,406, $880,033, $3,982,813 and $880,033 for the three months and the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2017, the deferred compensation balance for staff was $403,650 and the deferred compensation balance of $403,650 was to be amortized over 12 months beginning on July 1, 2017.

30.	CONTINGENCIES

As of June 30, 2017 and December 31, 2016, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

The Company entered into loan and pledge agreement with a Shanghai, P.R.C. based lender (the “lender”) The lender has various trading facilities and has agreed to allow the Company or its nominee to use parts of trading facilities up to an amount of $20 million (31.12.2016: $20 million) to be used in tranches and revolved up to a period of three years, of which $9,406,775 (31.12.2016: $13,982,640) was utilized.

31.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the six months ended June 30, 2017 and 2016, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman Tri-way Industries Limited, (“TRW’) Unconsolidated equity investee

Included in due to a director, due to Mr. Solomon Yip Kun Lee is $254,563 and $2,070,390 as of June 30, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in interest in unconsolidated equity investee, due from Tri-way Industries Limited is $14,438,797 and $55,120,003 as of June 30, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable, due from Tri-way Industries Limited is $21,043,601 and $15,771,795 as of June 30, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has consulting and service income from development contracts of $13,189,265,$0, $13,189,265 and $0 from Tri-way Industries Limited for the three months and the six months ended June 30, 2017 and 2016, respectively.

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

	Three months ended June 30, 2017	Three months ended June 30, 2016
		(Restated)
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -continuing and discontinued operations	$382,432	$18,796,292
Net income used in computing basic earnings per share -continuing operations	$382,432	$13,350,802
Basic earnings per share - continuing and discontinued operations	$0.02	$0.90
Basic earnings per share - continuing operations	$0.02	$0.64
Basic weighted average shares outstanding	22,995,676	20,779,009

	Three months ended June 30, 2017	Three months ended June 30, 2016
		(Restated)
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$382,432	$18,796,292
Convertible note interest	361,960	649,841
Net income used in computing diluted earnings per share	$744,392	$19,446,133

Diluted earnings per share - continuing and discontinued operations	$0.03	$0.82

	Three months ended June 30, 2017	Three months ended June 30, 2016

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$382,432	$13,350,802
Convertible mote interest	361,960	649,841
Net income used in computing diluted earnings per share	$744,392	$14,000,643

Diluted earnings per share - continuing operations	$0.03	$0.59

Basic weighted average shares outstanding	22,995,676	20,779,009

Add:
weight average of common stock convertible from convertible note payables	2,207,861	2,857,485

Diluted weighted average shares outstanding	25,203,537	23,636,494

For the three months ended June 30, 2017, full dilution effect of convertible note of $22,038,798 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32.	EARNINGS PER SHARE (CONTINUED)

For the three months ended June 30, 2016, full dilution effect of convertible note of $28,289,106  was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

	Six months ended June 30, 2017	Six months ended June 30, 2016
		(Restated)
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -continuing and discontinued operations	$9,073,865	$27,402,976
Net income used in computing basic earnings per share -continuing operations	$9,073,865	$18,707,239
Basic earnings per share - continuing and discontinued operations	$0.39	$1.34
Basic earnings per share - continuing operations	$0.39	$0.92
Basic weighted average shares outstanding	23,365,503	20,410,024

	Six months ended June 30, 2017	Six months ended June 30, 2016
		(Restated)
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$9,073,865	$27,402,976
Convertible note interest	723,921	1,551,056
Net income used in computing diluted earnings per share	$9,797,786	$28,954,032

Diluted earnings per share - continuing and discontinued operations	$0.38	$1.24

	Six months ended June 30, 2017	Six months ended June 30, 2016

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$9,073,865	$18,707,239
Convertible mote interest	723,921	1,551,056
Net income used in computing diluted earnings per share	$9,797,786	$20,258,295

Diluted earnings per share - continuing operations	$0.38	$0.87

Basic weighted average shares outstanding	23,365,503	20,410,024

Add:
weight average of common stock convertible from convertible note payables	2,189,580	2,857,485

Diluted weighted average shares outstanding	25,555,083	23,267,509

For the six months ended June 30, 2017, full dilution effect of convertible note of $22,038,798 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

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

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

A (1) Income Statements (Unaudited)

In $	Three months ended June 30,2017	Three months ended June 30,2016	Difference	Note
Continuing operations
Revenue	47,726,978	95,400,791	(47,673,813)	1
Consulting, services, commission and management fee		19,273,008	(19,273,008)
Sale of goods	47,726,978	76,127,783	(28,400,805)
Cost of goods sold and services	41,218,829	71,505,997	(30,287,168)	2
Consulting, services, commission and management fee		13,416,468	(13,416,468)
Sale of goods	41,218,829	58,089,529	(16,870,700)
Gross Profit	6,508,149	23,894,794	(17,386,645)	3
Consulting, services, commission and management fee		5,856,540	(5,856,540)
Sale of goods	6,508,149	18,038,254	(11,530,105)
Other income (expenses)	(432,974)	(857,643)	424,669
General and administrative expenses	(5,849,346)	(3,324,142)	(2,525,204)	4
Net income (expenses) before income tax	225,829	19,713,009	(19,487,180)
Net Income from continuing operations	225,829	19,713,009	(19,487,180)
Income on investment	1,313,996	-	1,313,996	4.a.
Less:Net( income) loss attributable to Non - controlling interest	(1,157,393)	(6,362,207)	5,204,814	5
Net income from continuing operations attributable to SIAF Inc. and subsidiaries	382,432	13,350,802	(12,968,370)
Discontinued operations
Net income from discontinued operations	-	5,813,592	(5,813,592)
Less:Net( income) loss attributable to Non - controlling interest	-	(368,102)	368,102
Net income from discontinuing operations attributable to SIAF Inc. and subsidiaries		5,445,490	(5,445,490)
Net income attributable to SIAF Inc. and subsidiaries	382,432	18,796,292	(18,413,860)
Other comprehensive income (loss) Foreign currency translation gain (loss)	6,848,801	(3,957,978)	2,890,823
Comprehensive income	7,231,233	14,838,314	22,069,547
Less: other comprehensive (income) loss attributed to the non-controlling interest	(862,524)	862,201	(323)
Comprehensive income attributed to Sino Agro Food, Inc and subsidiaries	6,368,709	15,700,515	22,069,224
Weighted average number of shares outstanding
- Basic	22,995,676	20,779,009	2,216,667
- Diluted	25,203,537	26,636,494	(1,432,957)
From continuing and discontinued operations				6
Basic	0.02	0.90	(0.88)
Diluted	0.03	0.82	(0.79)	6.a.
From continuing operations
Basic	0.02	0.63	(0.61)
Diluted	0.03	0.59	(0.56)

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

●	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, management and technology etc.

The table below shows the segmented sales, gross profit and corresponding cost of sales for the three months ended June 30, 2017 (Q2 2017) compared to the three months ended June 30, 2016 (Q2 2016).

	In US$	Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2017Q2	2016Q2	2017Q2	2016Q2	2017Q2	2016Q2

SJAP	Sales of live cattle	2,496,820	6,005,534	2,378,858	5,225,264	117,962	780,270
	Sales of feedstock			-		-	-
	Bulk Livestock feed	1,196,225	1,685,456	532,341	759,491	663,884	925,965
	Concentrate livestock feed	2,985,857	4,288,985	1,674,917	2,371,690	1,310,940	1,917,295
	Sales of fertilizer	629,652	794,926	414,952	534,108	214,700	260,818
	SJAP Total	7,308,554	12,774,901	5,001,068	8,890,553	2,307,486	3,884,348
	* QZH's (Slaughter & Deboning operation)	125,660	-	53,780	-	71,880	-
	** QZH's (Deboning operation)			-		-	-
	on cattle & Lamb locally supplied	919,142	2,977,247	837,932	2,307,105	81,210	670,142
	on imported beef and mutton	12,187,045	22,928,508	11,588,136	16,992,959	598,909	5,935,549
	Sales of live cattle		-	-	-	-	-
	QZH Total	13,231,847	25,905,755	12,479,848	19,300,064	751,999	6,605,691
HSA	Sales of Organic fertilizer	959,598	1,022,864	766,897	770,534	192,701	252,330
	Sales of Organic Mixed Fertilizer	-	4,177,356	-	2,381,829	-	1,795,527
	HSA Total	959,598	5,200,220	766,897	3,152,363	192,701	2,047,857
	SJAP's & HSA./Organic fertilizer total	21,499,999	43,880,876	18,247,813	31,342,980	3,252,186	12,537,896
JHST	Sales of Fresh HU Flowers	11,134	489,025	9,552	185,549	1,582	303,477
	Sales of Dried HU Flowers	312,518	2,052,397	290,329	698,720	22,189	1,353,677
	Sales of Dried Immortal vegetables		1,701,847	-	801,259	-	900,588
	Sales of Vegetable products	431,927	1,258,990	329,975	969,190	101,952	289,800
	JHST/Plantation Total	755,579	5,502,259	629,856	2,654,717	125,723	2,847,542
MEIJI				-		-
	Sale of Live cattle (Aromatic)	7,401,149	7,079,763	6,278,714	6,682,424	1,122,435	397,339
	MEIJI / Cattle farm Total	7,401,149	7,079,763	6,278,714	6,682,424	1,122,435	397,339
SIAF				-		-
	Sales of goods through trading/import/export activities			-		-
	on seafood	7,487,629	5,233,846	6,655,671	4,581,818	831,958	652,028
	on imported beef and mutton	10,582,622	14,431,039	9,406,775	12,827,590	1,175,847	1,603,449
	SIAF/ Others & Corporate total	18,070,251	19,664,885	16,062,446	17,409,408	2,007,805	2,255,477
				-
Group Total		47,726,978	76,127,783	41,218,829	58,089,529	6,508,149	18,038,254

Increases of Q2 2017 to Q2 2016 in $		(28,400,806)				(11,530,106)
Increases of Q2 2017 to Q2 2016 in %		-37%				-64%

Overall comparison of Q2 2017 to Q2 2016

The Company’s revenues generated from the sale of goods was $47,726,978 for the quarterly period ended June, 2017 compared to $76,127,783 for the same period ended June 30, 2016, representing a decrease of 37% or $28,400,805.

The Company’s cost of goods sold was $41,218,829 for the quarterly period ended June30, 2017 compared to $58,080,529 for the same period ended June 30, 2016.

Gross profits of the Company generated from goods sold was $6,508,149 for the quarterly period ended June 30 2017 compared to $18,038,254 for the same period ended June 30, 2016, representing a decrease of 64% or $11,530,105.

The overall poor performance was primarily due to the impact of a large volume of imported beef unsettling the local beef industry, which led to poor performance in the following segments: concentrated live-stock feed and deboning of the imported beef.

Details of each segment are being described below:

●	1. (i) Beef and Organic Fertilizer Division refers to operation of SJAP and QZH

		2017Q2	2016Q2	2017Q2	2016Q2	2017Q2	2016Q2

SJAP	Sales of live cattle	2,496,820	6,005,534	2,378,858	5,225,264	117,962	780,270
	% of increase	-58%				-85%
	Decrease in $	(3,508,714)				(662,308)
	Sales of feedstock
	Bulk Livestock feed	1,196,225	1,685,456	532,341	759,491	663,884	925,965
	Concentrate livestock feed	2,985,857	4,288,985	1,674,917	2,371,690	1,310,940	1,917,295
	% of increase	-30%				-32%
	Decrease in $	(1,303,128)				(606,355)
	Sales of fertilizer	629,652	794,926	414,952	534,108	214,700	260,818
	SJAP Total	7,308,554	12,774,901	5,001,068	8,890,553	2,307,486	3,884,348
	* QZH's (Slaughter & Deboning operation)	125,660	-	53,780	-	71,880	-
	** QZH's (Deboning operation)						-
	on cattle & Lamb locally supplied	919,142	2,977,247	837,932	2,307,105	81,210	670,142
	on imported beef and mutton	12,187,045	22,928,508	11,588,136	16,992,959	598,909	5,935,549
	% of decrease	-47%				-90%
	decreases in $	(10,741,463)				(5,336,640)
	Sales of live cattle	-		-			-
	QZH Total	13,231,847	25,905,755	12,479,848	19,300,064	751,999	6,605,691

	SJAP and QZH total	20,540,401	38,680,656	17,480,916	28,190,617	3,059,485	10,490,039
	% of decrease	-47%				-71%
	decreases in $	(18,140,255)				(7,430,554)

As illustrated in the Table above, when comparing Q2 2017 against the same period in 2016, the losses in revenue (negative variance of $3.5 million, or -58%) and gross profit (negative variance of 0.66 million, or -85%) due to lower live cattle sales and prices in Q2 2017 are reflective of the pall settling over the cattle industry as a whole due to the heavy influx of beef imports having taken its toll on local market producers, and having perpetrated lower demand for livestock feed resulting in the sales revenue and gross profit of concentrated livestock feed to also decrease by -$1.3 million (a decrease of -30%) and -$0.6 million (a decrease of 32%), respectively. As well, Government support for the beef industry is on stand-by until such time as the market forces fall into equilibrium, enough to determine the proper and effective stimulation to be supplied to local markets to build and develop this industry in consideration of these outside pricing forces continuing to impose their effect on the market, which is why SJAP continues to work with local government officials in procuring a long-term solution to the region’s cattle industry, as a whole.

Sales revenue and gross profit of deboning and packaging imported beef meats decreased by -$10.7 million (a decrease of -47%) and -5.3million (a decrease of -90%), respectively primarily due to the increase of outside competition coming into the market, thus reducing the Company’s market share and profits, accordingly.

The combined results of SJAP (inclusive QZH) in Q2 2017 decreased in sales revenue by -$18 million (or -47%) and gross profit by -$7.4 million (or -71%), when compared to same period in 2016.

In view of the situation, the Company, in addition to its efforts toward working with government officials to help rectify the problem, is contemplating various short and long term solutions, specifically, reorganizing its corporate structure toward one of value added processing, while simultaneously reducing its business activities that are not profitable; supplanting its Australia beef imports with those from the USA that are comparatively less in price and of higher quality in selection; and, possibly establishing a canning factory to assist in generating better sales turn over and profits. It should be emphasized that the Company does not intend to provide financial support for these or any other solution-based effort until such time as it can be demonstrably proven that whatever action(s) are taken will be effectively accretive over the long-term. In other words, short-term solutions will be required to demonstrate their relative impact on long-term outcomes.

The table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the quarterly period ended June 30, 2017 compared to the same period ended June 30, 2016 of the beef and organic fertilizer divisions.

Description of items
Cattle Operation		2017Q2	2016Q2	Difference
Production and Sales of live cattle	Heads	1,019	2,382	-1,363
Average Unit sales price	US$/head	2,450	2,521	-71
Unit cost prices	US$/head	2,335	2,194	141
Production and sales of feedstock
Bulk Livestock feed	MT	6,767	9,330	-2,563
Average Unit sales price	US$/MT	177	181	-4
Unit cost prices	US$/MT	79	81	-3
Concentrated livestock feed	MT	6,790	9,560	-2,770
Average Unit sales price	US$/MT	440	449	-9
Unit cost prices	US$/MT	247	248	-1
Production and sales of fertilizer	MT	3,351	4,180	-829
Average Unit sales price	US$/MT	188	190	-2
Unit cost prices	US$/MT	124	128	-4
* QZH (Slaughter & De-boning operation)
Slaughter operation
Slaughter of cattle	Heads	328		328
Service fee	US$/Head	14		14
Sales of associated products	Pieces	328		328
Average Unit sales price	US$/Piece	369		369
Unit cost prices	US$/Piece	164		164
De-boning & Packaging activities
From Cattle supplied locally
De-boned Meats	MT	125	358	-233
Average Unit sales price	US$/MT	7,327	8,316	-989
Unit cost prices	US$/MT	6,680	6,444	236
From imported beef	MT	1,655	2,585	-930

Average Unit sales price	US$/MT	7,364	8,870	-1,506
Unit cost prices	US$/MT	7,002	6,574	428

The reasons for the decrease in live cattle sales is primarily due to lower live cattle sales prices, elsewhere, falling to below RMB 24/Kg for Q2 2017 compared to Q2 2016’s RMB 28/Kg, and cost of production increasing to RMB22.5/Kg this quarter compared to RMB 20/Kg in Q2 2016 due to higher cost-averaging resulting from lower production volumes.

328 head of local cattle were halal processed with minimal profit. As well, sales were limited to 1,655 MT this quarter compared to Q2 2016’ 2,585 MT, again due to the market impact of low-priced imports.

The decrease in the sales of bulk and concentrated stock feed was 2,560 MT in bulk feed from 9,330 MT in Q2 2016 to 6,767 MT in Q2 2017, and 2770 MT in concentrated feed from 9,560 MT in Q2 2016 to 6,790 MT in Q2 2017, again for the same reasons as mentioned, above.

1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

	In US$	Sales of goods		Cost of good sold		Gross Profit
		2017Q2	2016Q2	2017Q2	2016Q2	2017Q2	2016Q2
HSA	Sales of Organic fertilizer	959,598	1,022,864	766,897	770,534	192,701	252,330
	Sales of Organic Mixed Fertilizer	-	4,177,356	-	2,381,829	-	1,795,527
	HSA Total	959,598	5,200,220	766,897	3,152,363	192,701	2,047,857
	% of increase or decrease (-)	-82%		-76%		-91%

			2017Q2	2016Q2	difference
HSA	Fertilizer and Cattle operation				-
	Organic Fertilizer	MT	3,913	3,907	6
	% of increase or decrease (-)		0.15%
	Average Unit sales price	US$/MT	239	262	-23
	Unit cost prices	US$/MT	193	197	-5
	Organic Mixed Fertilizer	MT		9,990	-9,990
	% of increase or decrease (-)
	Average Unit sales price	US$/MT		418	-418
	Unit cost prices	US$/MT		238	-238
	Retailing packed fertilizer (For supermarket sales)	MT	38		38
	% of increase or decrease (-)
	Average Unit sales price	US$/MT	678		678
	Unit cost prices	US$/MT	348		348

During Q2 2017, HSA’s 2nd production plant retrofitted its fertilizer processor to adapt to chicken, as well as cattle, manure to rebuild inventory for sales starting from July 2017, which resulted in a zero quantity of sales in organic mixed fertilizer during this quarter.

It is also due to the unstable condition of the cattle industry that HSA is considering whether to utilize its cattle buildings for rearing egg producing hens, which has a more stable domestic market, and because their manure is capable of being manufactured into fertilizer. In this respect HSA is discussing with a few local egg producers aiming to achieve a financially viable proposition during Q3 2017 without incurring further capital expenditure at this juncture until such time as its self-generated results will allow.

Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2017Q2	2016Q2	2017Q2	2016Q2	2017Q2	2016Q2
JHST	Sales of Fresh HU Flowers	11,134	489,025	9,552	185,549	1,582	303,477
	Sales of Dried HU Flowers	312,518	2,052,397	290,329	698,720	22,189	1,353,677
	Sales of Dried Immortal vegetables		1,701,847	-	801,259	-	900,588
	Sales of Other Value added products	431,927	1,258,990	329,975	969,190	101,952	289,800
	JHST/Plantation Total	755,579	5,502,259	629,856	2,654,717	125,723	2,847,542
	Increases in $	(4,746,680)				(2,721,819)
	% of increases	-86%				-96%

Description of items		2017Q2	2016Q2	Differences
Fresh HU Flowers	Pieces	123,785	2,877,500	-2,753,715
Average Unit sales price	US$/piece	0.09	0.17	-0.08
Unit cost prices	US$/piece	0.08	0.06	0.01
Dried HU Flowers	MT	53.0	138	-85
Average Unit sales price	US$/MT	5,897	14,872	-8,976
Unit cost prices	US$/MT	5,478	5,063	415
Dried Immortal vegetables	MT		23	-23
Average Unit sales price	US$/MT		73,993	-73,993
Unit cost prices	US$/MT		34,837	-34,837
Vegetable products	MT	686.0	1,625.00	-939
Average Unit sales price	US$/MT	630	775	-145
Unit cost prices	US$/MT	481	596	-115

Poor (flower) harvests from disease, primarily due to many wet seasons, had resulted in dried flower sales dropping 85 MT from Q2 2016’s 138 MT to Q2 2017’s 50 MT with sales revenue correspondingly dropping by 86% (or $4,746,680) from Q2 2016’s $5,502,259 (including $1,701,847 in sales of immortal vegetables) to Q2 2017’s $755,579, wherein no immortal vegetable sales occurred in Q2 2017. Simultaneously, it was a very poor quarter in sales of fresh vegetables primarily due to an over-supply in the market, dropping on average $145 / MT in wholesale price from Q2 2016’s $775 / MT to Q2 2017’s $630 / MT, enhancing the decrease of sale revenue by $827,062 (or, 65%) from Q2 2016’s $1,258,990 to Q2 2017’s $431,928 / MT.

●	3. Cattle Farm Division refers to the operations of Cattle Farm 1 under JHMC where cattle are sold live to third party livestock wholesalers who resell them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

		2017Q2	2016Q2	2017Q2	2016Q2	2017Q2	2016Q2

MEIJI
	Sale of Live cattle (Aromatic)	7,401,149	7,079,763	6,278,714	6,682,424	1,122,435	397,339
	MEIJI / Cattle farm Total	7,401,149	7,079,763	6,278,714	6,682,424	1,122,435	397,339
	Increases in $	321,386				725,096
	% of increase or decrease (-)	5%		-6%		182%

	Description of items
			2017Q2	2016Q2	Difference
MEIJI	Production and sale of Live cattle (Aromatic)	Heads	4,112	4,237	-125
	Average Unit sales price	US$/head	1,800	1,671	129
	Unit cost prices	US$/head	1,527	1,577	-50

Revenue from the cattle farm increased by $321,386 (or 5%) from $7,079,763 for the quarterly period ended June 30, 2016 compared to $7,401,149 for the same period ended June 30, 2017. The increase was primarily due the more stable prices and demand in the locally bred “Yellow Cattle,” which is a smaller cow (averaging at 340 Kg / head and RMB 35/Kg of live weight), and favored by the Chinese such that their prices are faring much better than the other breeds of beef cattle.

●	4. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc. / Capital Award Inc. including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs. SIAF/CA does not hold import licensing or permits, and as such, SIAF/CA utilized the licenses or permits of A Power NaWay Co. or Virgo Co. of China by SIAF’s China office, and all commissions earned by SIAF/CA were to used help to offset part of (SIAF and CA)’s operational expenses. So as not to confuse / comingle commission income with the other production income, these revenues are categorized under the “Corporate & others division”.

	In US$	Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2017Q2	2016Q2	2017Q2	2016Q2	2017Q2	2016Q2

SIAF
	Sales of goods through trading/import/export activities
	on seafood	7,487,629	5,233,846	6,655,671	4,581,818	831,958	652,028
	Increases in $	2,253,783				179,930
	% of increases	43%				28%
	on imported beef and mutton	10,582,622	14,431,039	9,406,775	12,827,590	1,175,847	1,603,449
	Increases in $	(3,848,417)				(427,602)
	% of increases	-27%				-27%
	SIAF/ Others & Corporate total	18,070,251	19,664,885	16,062,446	17,409,408	2,007,805	2,255,477
	Increases in $	(1,594,634)				(247,672)
	% of increases	-8%				-11%

	Description of items
			2017Q2	2016Q2	Difference
SIAF	Seafood trading from imports
	Mixed seafoods	MT	396	192	204
	Average of sales price	US$/MT	18,918	27,260	(8,342)
	Average of cost prices	US$/MT	16,816	23,864	(7,048)
	Beef & Lambs trading from imports	MT	907	1,326	-419
	Average of sales price	US$/MT	11,674	10,883	791
	Average of cost prices	US$/MT	10,377	9,674	703

Revenue from the corporate division decreased by $1,594,634 (or 8%) from $19,664,885 for Q2 2016 to $18,070,251 for Q2 2017. The decrease was primarily due to the reduction in beef imports impacted by unstable factors in the beef industry, as follows:

(i)    The decrease of sales in imported beef by $3,848,417 (or 27%) from Q2 2016’s $14,431,039 to Q2 2017’s $10,582,622 was due to the reasons cited above. However, concentration is focused on USA beef imports, which are comparably better in quality, price and selection than Australian imports, providing better profit margin when it comes to this segment, and should be reflected accordingly throughout the coming quarters.

(ii)   This quarter, seafood imports have increased quantities of import by 204 MT compared to Q2 2016, which resulted in an increase in sales revenue by $2,253,783 (or, 43%) from Q2 2016’s $5,233,846 to Q2 2017’s $7,487,629.

Since China is short of seafood supply with demand increasing each year, it’s been projected that China will become a negative importing country with a short-fall of over tens of Million Metric Tons (MMT) / year within the next decade based on its current consumption of over 50 MMT / year with current short fall running at some 6/7 MMT / year. In this respect the locally grown seafood and imported seafood trade has strong potential to increase its sales revenue and profits gradually throughout the coming years.

4.a. Income on investment increased by $1,313,996 (or 100%) from $0 in Q2 2016 to Q2 2017’s $ 1,313,996 primarily due to the Company’s share of income generated from Triway’s fishery operation based on 23.8% equity interest in Triway prior to the finalization of the Company’s effective equity interest in Triway of 36.6% and corresponding adjustments within the coming quarter.

●	5.A. Engineering technology consulting and services:

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for the same period ended June 30, 2017and 2016.

Service revenues (Consulting and Services)				Description of work
	2017Q2	2016Q2	Difference
CA	-	19,273,008	(19,273,008)	Working in progress of PF(2) and PF(3) in Zhongshen New Prawn Project
Revenues	-	19,273,008	(19,273,008)
CA	-	13,416,468	(13,416,468)
Cost of Consulting and Services	-	13,416,468	(13,416,468)
CA	-	5,856,540	(5,856,540)
Gross Profit	-	5,856,540	(5,856,540)

There is no service revenue derived from consulting and services this quarter primarily due to Triway’s desire not to incur any capital expenditures until such time as it will have successfully obtained sufficient debt and / or equity financing to carry out future farm development.

Note (4) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $2,040,465 or 45% from $4,533,655 for Q2 2016 to $6,574,120 for Q2 2017. The increase was primarily due to increase in Wages and salaries of $2,012,402 from $486,072 for Q2 2016 to $2,498,474 for Q2 2017.

Category	2017 Q2	2016 Q2	Difference
			$
Office and corporate expenses	1,302,614	1,189,533	113,081
Wages and salaries	2,498,474	486,072	2,012,402
Traveling and related lodging	13,772	10,940	2832
Motor vehicles expenses and local transportation	21,247	30,371	(9,124)
Entertainments and meals	22,005	32,744	(10,739)
Others and miscellaneous	673,519	896,195	(222,676)
Depreciation and amortization	1,317,716	934,099	383,617
Sub-total	5,849,346	3,579,954	2,269,392
Interest expenses	724,774	953,701	(228,927)

Total	6,574,120	4,533,655	2,040,465

Depreciation and amortization increased by $383,617 or 41.06% to 1,317,716 for Q2 2017 from$934,099 for Q2 2016. The increase was primarily due to the part of the construction work in progress being converted into fixed assets.

Note (5) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

Names of intermediate holdco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development		Total
Abbreviated names	CA	(MEIJI)			(APWAM)

% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)	Qing Hai Zhonghe Meat product Co.Ltd (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)
				Hunan Shanghua A Power Agriculture Co. Ltd (China

Net income of the P.R.C. subsidiaries for the period ended 30. June 2017 in $		($879,960)	$734,721	($149,242)	$1,536,288	$556,514

Equity % of non-controlling interest		25%	25%	24.0%	58.75%	58.75%

Non-controlling interest's shares of Net incomes in $		($219,990)	$183,680	($35,818)	$902,569	$326,952	$1,157,393

The Net Income attributed to non-controlling interest is $1,157,393 shared by (JHST, JHMC, HSA, SJAP and JFD collectively) for Q2 2017 as shown in Table (F) above.

Note (6) to Table A 1 Earnings per share (EPS)

Earnings per share decreased by 0.88 (basic) and 0.79 (diluted) per share from EPS of $0.90 (basic) and $0.82 (diluted) for Q2 2016 to EPS of $0.02 (basic) and $0.03 (diluted) for Q2 2017. The reason for the decrease is primarily due to the net income attributed to the group decreased by $16,793,304 (or 89%) due to the drop of revenues and profits in SJAP (the Cattle and Fertilizer), HSA (The Fertilizer), CA’s consulting and services and HU plantation during this quarter as explained in the above sections.

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the six months ended 30 June 2017 (Q2 2017) compared to the twelve months ended 31 December 2016 (fiscal year 2016)

Consolidated Balance sheets	June 30,2017	December 31,2016	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	3,601,111	2,576,058	1,025,053	B
Inventories	75,345,592	62,592,272	12,753,320	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,249,187	740,984	508,203
Deposits and prepaid expenses	94,046,820	84,845,966	9,200,854	10
Accounts receivable	105,573,313	122,912,086	(17,338,773)	11
Other receivables	60,725,055	47,120,800	13,604,255
Total current assets	340,541,078	320,788,166	19,752,912
Property and equipment
Property and equipment, net of accumulated depreciation	200,851,919	189,727,227	11,124,692	12
Construction in progress	40,406,967	35,157,213	5,249,754	13
Land use rights, net of accumulated amortization	53,954,306	53,673,690	280,616	14
Total property and equipment	295,213,192	278,558,130	16,655,062
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	9,833,830	10,090,697	(256,867)
Investment in unconsolidated equity investee	143,136,813	139,133,443	4,003,370	15
Long term inverstment	738,116	720,773	17,343
Temporary deposits paid to entities for investments in future Sino Joint Venture companies	15,644,998	15,644,998	-
Total other assets	170,078,697	166,314,851	3,763,846
Total assets	805,832,967	765,661,147	40,171,820
Current liabilities				16
Accounts payable and accruals	14,544,887	8,789,324	5,755,563
Billings in excess of cost and estimated earnings on uncompleted contracts	5,623,401	2,630,752	2,992,649
Due to a director	254,563	2,070,390	(1,815,827)
Other payables	3,493,143	5,962,092	(2,468,949)
Borrowings-Short term bank loan	1,476,233	2,883,090	(1,406,857)
Negotiable promissory notes	1,268,462	1,113,140	155,322
Income tax payable	1,196	1,130	66
Total current liabilities	26,661,885	23,449,918	3,211,967
Non-current liabilities
Other payables	17,387,111	11,192,117	6,194,994
Long term debts	5,904,931	5,766,182	138,749
Convertible note payable	22,038,798	21,314,877	723,921	16D
Total non-current liabilities	45,330,840	38,273,176	7,057,664
Stockholders’ equity
Common stock	25,429	22,727	2,702
Additional paid-in capital	164,861,128	155,741,280	9,119,848
Retained earnings	463,666,517	454,592,652	9,073,865
Accumulated other comprehensive income	2,622,382	-4,335,355	6,957,737
Treasury stock	-1,250,000	-1,250,000	-
Total SIAF Inc. and subsidiaries' equity	629,925,456	604,771,304	25,154,152
Non-controlling interest	103,914,786	99,166,749	4,748,037
Total stockholders' equity	733,840,242	703,938,053	29,902,189
Total liabilities and stockholders' equity	805,832,967	765,661,147	40,171,820

Part B discusses and analyzes certain items (marked with notes) to assist stakeholders in obtaining a better understanding of the Company’s results from operations and overall financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalent was $1,025,053 when comparing cash and cash equivalent of $3,601,111 and $2,576,058 as at June 30, 2017 and December 31, 2016, respectively.

Note (9) Break down on inventories

	June 30,2017	December 31,2016	Difference
	$	$	$
Sleepy cods, prawns, eels and marble goble	-	481,509	(481,509)
Bread grass	1,050,456	2,115,815	(1,065,359)
Beef cattle	6,860,383	6,814,132	46,251
Organic fertilizer	19,451,282	15,901,153	3,550,129
Forage for cattle and consumable	7,103,894	6,536,517	567,377
Raw materials for bread grass and organic fertilizer	18,490,742	15,829,424	2,661,318
Beef and mutton	20,799,375	13,217,456	7,581,919
Immature seeds	1,589,460	1,696,266	(106,806)

	75,345,592	62,592,272	12,753,320

The slow down in sales during this quarter increased inventories in the cattle and fertilizer division of SJAP as well as in HSA that will be reduced, accordingly throughout the coming quarters.

Note (10) Breakdown of Deposits and Prepaid Expenses

	June 30,2017	December 31,2016	Difference	Note
	$	$	$
Deposits for
- purchases of equipment	6,621,547	5,555,471	1,066,076
- acquisition of land use rights	3,373,110	3,373,110	-	10.1
- inventories purchases	16,325,148	13,729,305	2,595,843
- aquaculture contracts	2,261,538	2,261,538	-
- building materials	8,150,000	8,150,000	-
- construction in progress	13,719,339	13,719,339	-
- Collateral in shares	31,915,409	16,712,741	15,202,668
Prepayments - debts discounts and others	4,530,440	5,007,016	(476,576)
Shares issued for employee compensation and overseas professional and bond interest	403,650	3,982,812	(3,579,162)	10.2
Others	6746639	12,354,635
	94,046,820	84,845,966	14,808,850

Notes to collateral shares:

As at 31.12.2015, the issued shares for collateral purposes is, as follows:

Loan 1:

There were 753,304 shares issued at face value of $5,996,665 (or, @ $8 / share), with a drawdown maximum of 80%, or $4,797,332. Interest rate at 3.5% per annum; 3-year maturity upon which the Lender will return 753,304 shares to the Company upon repayment of up to $4,797,332, plus accrued interest, if any.

Dividends paid on collateral shares will be returned to the Company upon loan repayment.

Trade Facility A

There were 1,462,880 shares issued at face value of $18,286,000 (or, $12.50 / share) with a drawdown maximum of 75%, or $13,714,500, as co-signor on behalf of Virgo (Shanghai), wherein Virgo is the party responsible to repay the principal and loan cost at maturity (3-years). No annual interest is incurred on outstanding principal; instead, upon repayment, the Facility Provider will return all collateral shares back to the Company with a one-time charge equivalent to the number of collateral shares multiplied by 20% of the (3-day average) prevailing market price of SIAF shares, at that time.

Dividends paid on collateral shares will be returned to the Company upon loan repayment.

As at 31.12.2016, the issued shares for collateral purposes is, as follows:

Trade Facility B

Same terms and conditions as Trade Facility A, except:

There were 670,453 shares issued at face value of $8,380,667 (or, $12.50 / share) with a drawdown maximum of 75%, or $6,285,500, As co-signor on behalf of Virgo, wherein Virgo is the party responsible to repay the principal and loan cost at maturity facility (3-years).

No annual interest is incurred on outstanding principal; instead, upon repayment, the Facility Provider will return all collateral shares back to the Company with a one-time charge equivalent to the number of collateral shares multiplied by 20% of the (3-day average) prevailing

At maturity (with tenure of 3 years), the Facility Provider will return all collateral shares back to company at a marginal market price of SIAF shares, at that time.

Dividends paid on collateral shares will be returned to the Company upon loan repayment.

Loan 2:

There were 590,794 shares issued at face value of $4,135,558 (or @$7 / share), with a drawdown maximum of 70%, or 2,894,890.

Interest rate is 3.5% per annum; 3-year maturity upon which the Lender will return 590,794 shares to the Company upon repayment of $2,894,890 plus accrued interest (if any).

Dividends paid on collateral shares will be returned to the Company upon loan repayment.

“Top-up” of security shares during Q2 2017

Due to the decrease in share price (from an average of $12 / share in Q3 2016 to $4 / share in Q2 2017) the overall value of collateralized shares were required to be increased to cover the total loan balances outstanding.

This resulted in a total of an additional 2,585,758 shares securitized in order to maintain the outstanding balances on the notes or trading facilities until such time as their respective balances are paid-in-full (reference table below). The same terms and conditions as mentioned under each item, above apply to these additional shares, as well.

Summary of Loan & Trading facilities

Reference to	As at end of	Average Unit price / share	Face value in security	Net amount drawn	Tenure	Maturity date	Cost of interest to SIAF	Dividend Payable	Voting rights	For Application of		# shares issued
			$	$	Years					Name	Purpose
Loan 1 (Initially)	Q1 2015	8.00	5,996,665	4,797,332	3	31.03.2018	3.5%	None	None	Mega Farm	Capex / WC	753,304
TF A (Initially)	Q3 2016	12.50	18,286,000	13,714,500	3	30.09.2019	-	None	None	Import (Virgo)	W/C	1,462,880
TF B (Initially)	Q3 2016	12.50	8,380,667	6,285,500	3	30.09.2019	-	None	None	Import (Virgo)	W/C	670,453
Loan 2 (Initially)	Q4 2016	7.00	4,135,558	2,894,891	3	01.10.2019	3.5%	None	None	Triway (Farms)	Capex / WC	590,794
	31.12.2016		36,798,890	27,692,223								3,477,431
TFA & TFB (Top up of security in shares)	31.05.2017	7.84	Unchanged									1,267,630
TFA & TFB (Top up of security in shares)	30.06.2017	6.97	Unchanged	21,783,186								425,393
Loan 1 (Top up of security in shares)	30.06.2017	4.60	Unchanged	5,996,665								550,000
Loan 2 (Top up of security in shares)	30.06.2017	4.43	Unchanged	4,135,558								342,735
	30.06.2017		36,798,890	31,915,409								6,063,189

Note (10.1)

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of June 30, 2017, we have $3,373,110 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•	$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex.

•	$190,930 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies

Under account of Subsidiary	Segment of	Project name	Estimated total Asset value	Estimated time of Acquisition	Current status of Project	Deposit & prepayments made as of 30. June 2017	Land Bank or Built Up area	% equivalent to equity paid
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,086,941	5,000	31%

CA	Fishery	Fish Farm (1)	26.22 Million	2016	2 out 4 phases completed	6,000,000	23,100	23%

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	95% completed	5,558,057	230,300	35%
						15,644,998

Note (11) Breakdown of Accounts receivable:

	June 30,2017
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
	$	$	$	$	$
Consulting and Service totaling
CA	45,150,511	-	-	45,150,511	-
Sales of Live Fish, eels and prawns (from Farms) (CA)	-	-	-	-	-
Sales of imported seafood (SIAF)	12,853,827	9,316,055	-	3,537,772	-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	6,287,907	-	5,163,504	1,124,403	-
Sales of HU Flowers (Fresh & Dried) (JHST)	3,749,949	476,548	287,955	536,371	2,449,075
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	8,437,193	2,308,081	4,502,863	880,694	745,555
Sales Fertilizer from (HSA)	4,753,245	311,976	711,872	931,080	2,798,317
Sales of Beef (QZH)	24,340,681	4,922,504	8,273,241	5,199,267	5,945,669

Total	105,573,313	17,335,164	18,939,435	57,360,098	11,938,616

Accounts receivable has decreased by $17,562,624 (or 14.26%) from Q1 2017’s $123,135,937 to Q2 2017’s $105,573,313, whereas over 120- days accounts receivable reduced by $20,441,904 from Q1 2017’s $32,380,520 to Q2 2017’s $11,938,616, primarily due to lower sales.

Information on Concentration of credit risk of revenue:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 79.56% or more of our consolidated revenues for Q2 2017 as shown in the table below:

	three months ended June 30, 2017
	% of total Revenue	$	Customer's Total Revenue
Customer A	27.88%		13,304,332
Customer B	25.53%		12,187,044
Customer C	16.16%		7,713,667
Customer D	9.99%		4,765,919

	79.56%		37,970,962

Customer A is ShangHai Virgo Trading co. Ltd, which is one of our major distributors of imported beef and seafood as well as our farmed seafood. We sold $13 million of goods to Virgo during Q2 2017 representing 27.88% of our total sales of $47.7 million during the quarter.

Customer B is Hunan City Bo Bo Go Supermarket chain (“BBG”), which is a publicly traded company in China with more than 5,000 chain stores and 11,000 7/11 stores operating in various districts and cities of China. During Q2 2017, we sold $12.2 million of goods to BBG representing 25.53% of our total sales of goods revenue of $47.7 million derived mainly from CA’s fishery segment and part of SJAP (QZH)’s segment of beef.

Customer C is Cattle Wholesale represented by Mr. Zhen Runchi who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies us with young cattle. During Q2 2017, transactions through Mr. Zhen Runchi generated 16.16 % of our total consolidated revenue (equivalent to $7,713,667 out of our total revenue of $47,726,978).

Customer D is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). APNW distributes seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits as of September 30, 2014. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales effected through WSC 1 contribute 9.9% of our total consolidated revenue (equivalent to $4,765,919 out of our total revenue of $47,726,978).

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q2 2017:

	June 30,2017		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	22.83%		24,106,909
Customer B	19.93%		21,043,601
Customer C	18.04%		19,044,435
Customer D	7.65%		8,080,476
	68.45%		72,275,421

Note (12) Property and equipment, net of accumulation depreciation

June 30, 2017
$

Plant and machinery	7,078,563
Structure and leasehold improvements	168,017,084
Mature seeds and herbage cultivation	38,699,660
Furniture and equipment	880,977
Motor vehicles	926,511
215,602,795

Less: Accumulated depreciation	-14,750,876
Net carrying amount	200,851,919

Note (13) Construction in progress

June 30, 2017
$

Construction in progress
- Oven room、road for production of dried flowers	4,281,075
- Office, warehouse and organic fertilizer plant in HAS	4,738,251
- Organic fertilizer and bread grass production plant and office building	3,341,861
- Rangeland for beef cattle and office building	10,263,409
- Fish pond	17,782,371

TOTAL	40,406,967

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2017.06.30 Balance $	Nature of ownership	Nature of project
Hunan lot1	HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	207,426	Lease	Fertilizer production
Hunan lot2	HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	32,999,527	Management Right	Pasture growing
Hunan lot3	HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	320,139	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	888,563	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	858,632	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,876,873	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,707,296	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	803,015	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	691,383	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,287,573	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,174,795	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,493,969	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	452,543	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	277,612	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	4,045,413	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,649,631
Exchange difference							-3,644,268		-3,780,081
			654				63,586,385	131,789	53,954,306

Note (15) Other receivables

	June 30, 2017	Note
	$

Advanced to employees	358,584	15.A
Advanced to suppliers	15,665,214	15.B
Advanced to customers	18,048,833
Advanced to developers	10,776,490
Others	15,875,934
	60,725,055

Note 15.A & B: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 100 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out at less than $1,628 per member that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

Note (16) Current Liabilities:

	June 30, 2017	Note
Current liabilities
Accounts payable and accruals	14,544,887	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	5,623,401
Due to a director	254,563
Other payables	8,290,475	16 B
Borrowings-Short term bank loan	1,476,233
Negotiable promissory notes	1,268,462
Income tax payable	1,196
	31,459,217

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms, which means that most purchases are paid for in cash or short-term credit (7 to 10 days), and in a way this allows us better bargaining ability to obtain cash discounts resulting in trade and accounts payable balance of $14,544,887, or 30.5% of total sales of $47.7 million at quarter end.

Note 16B: Analysis of Other Payables:

As of June 30 2017, other payables totaling $20,880,254 were comprised of the following:

During Q2 2017 we redeemed $0 of Promissory Notes for advances granted by third parties in fiscal year 2016 by the issuance of shares leaving a balance of $9,694,889 of Promissory Notes still due and outstanding as of June 30, 2016.

A grant of $1,262,179 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of June 30 2017, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

During the six months ended June 30, 2017, other advances provided by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that do not have any promissory note or agreement but verbal understandings. These sums amount to $2,230,964 unpaid and outstanding as of June 30, 2017.

Part C. Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 (presented in summarized Charts below);

Revenue:

Revenues decreased by $77,855,716 or 40% to $118,339,593 for the six months ended June 30, 2017 from $196,195,309 for the six months ended June 30, 2016. The decrease was primarily due to the decrease of revenue generated from our fishery, organic fertilizer, and corporate and others operations and the maturity of on-going divisional businesses improving their revenues.

The following chart illustrates the changes by category from the six months ended June 30, 2017 to June 30, 2016.

Revenue
	2017	2016
Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	13,189,265	77,418,513	(64,229,248)

Plantation	2,078,755	5,502,259	(3,423,504)

Beef	32,148,387	52,299,576	(20,151,189)

Organic fertilizer	13,929,119	23,007,020	(9,077,901)

Cattle farm	15,813,236	11,896,647	3,916,589

Corporate and others	41,180,831	26,071,294	15,109,537

Total	118,339,593	196,195,309	(77,855,716)

Cost of Goods Sold and Services:

Cost of goods sold and services decreased by $49,974,436 or 34% to $97,401,257 for the six months ended June 30, 2017 from $147,375,693 for the six months ended June 30, 2016. The decrease was primarily due to the reciprocal decrease in sales generated from the Company’s fishery, plantation, beef, organic fertilizer, cattle farm and corporate and other operations for six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

The following chart illustrates the changes by category from the six months ended June 30, 2017 to June 30, 2016.

	2017	2016
Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	8,782,892	58,037,079	(49,254,187)

Plantation	1,085,357	2,654,717	(1,569,360)

Beef	29,589,261	39,377,707	(9,788,446)

Organic fertilizer	8,076,393	13,157,144	(5,080,751)

Cattle farm	13,262,170	11,272,835	1,989,335

Corporate and others	36,605,184	22,876,211	13,728,973

Total	97,401,257	147,375,693	(49,974,436)

Gross Profit

Gross profit decreased by $27,881,280 or 57% to $20,938,336 for the six months ended June 30, 2017 from $48,819,616 for the six months ended June 30, 2016. The decrease was primarily due to the corresponding decreases in operation revenues of the discontinuing operation in the fishery sales sector, no revenue generated from engineering and consulting services, and the decrease in sales in the Cattle and fertilizer segments.

The following chart illustrates the changes by category from the six months ended June 30, 2017 to June 30, 2016. The gross profit by category is as follows:

	2017	2016
Category	Q1- Q2	Q1- Q2	Difference
	$	$	$
Fishery	4,406,373	19,381,434	(14,975,061)
	-
Plantation	993,398	2,847,542	(1,854,144)
	-
Beef	2,559,125	12,921,869	(10,362,744)
	-
Organic fertilizer	5,852,727	9,849,876	(3,997,149)
	-
Cattle farm	2,551,066	623,812	1,927,254
	-
Corporate and others	4,575,647	3,195,083	1,380,564

Total	20,938,336	48,819,616	(27,881,280)

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) increased by $2,818,229 or 27% to $13,109,393 for the six months ended June 30, 2017 from $10,291,164 for the six months ended June 30, 2016. The increase was primarily due to increase in Wages and salaries of $4,500,600 for the six months ended June 30, 2017 from $1,039,291 for the six months ended June 30, 2016.

Category	2017 Q1-Q2	2016 Q1-Q2	Difference
	$	$	$

Office and corporate expenses	2,721,286	2,745,869	(24,583)

Wages and salaries	4,500,600	1,039,291	3,461,309

Traveling and related lodging	30,952	102,347	(71,395)

Motor vehicles expenses and local transportation	56,857	70,101	(13,244)

Entertainments and meals	157,649	562,492	(404,843)

Others and miscellaneous	1,672,034	1,842,774	(170,740)

Depreciation and amortization	2,739,704	1,785,813	953,891

Sub-total	11,879,081	8,148,687	3,730,394

Interest expenses	1,230,312	2,142,477	(912,165)

Total	13,109,393	10,291,164	2,818,229

Depreciation and Amortization

Depreciation and amortization increased by $2,565,877 or 79% to $5,806,742 for the six months ended June 30, 2017 from $3,240,865 for the six months ended June 30, 2016. The increase was primarily due to the increase of depreciation by $2,242,310 to $4,506,239 for the six months ended June 30, 2017 from depreciation of $2,263,929 for the six months ended June 30, 2016, and the increase of amortization by $323,567 to $1,300,503 for six months ended June 30, 2017 from amortization of $976,936 for the six months ended June 30, 2016.

In this respect, total depreciation and amortization amounted to $5,806,742 for the six months ended June 30, 2017, out of which amount $2,739,704 was booked under General and administration expenses and $3,067,038 was booked under cost of goods sold; whereas, total depreciation and amortization was at $3,240,865 for the six months ended June 30, 2016 and out of which amount, $1,785,813 was booked under General and Administration expenses and $1,455,052 was booked under cost of goods sold.

Gain/Loss on extinguishment of debts (or Debt Settlement) representing recent sales of unregistered securities and the issuance of shares for Q22017

Date	Shares issued/Bought back	Market Price when issuance	Par value	Additional paid in capital	Consideration received	Income from issuance of shares	Note
As of April 1, 2017	21,465,322
5/31/2017	1,267,630	5.15	1,268	6,528,019			Additional shares issued to secure Trade Facility agreement dated 22092015
6/30/2017	425,103	5.15	425	2,189,188			Additional shares issued to secure the Trade Facility agreement dated 22092015
6/30/2017	117,000	3.45	117	403,533			Employees entilements
6/30/2017	250,000	-	250	-250			Additional shares issued to secure loan facilities dated 27.07.2015 and 15.07.2016
6/30/2017	300,000	-	300	-300			Additional shares issued to secure loan facilities dated 27.07.2015 and 15.07.2016
6/30/2017	200,000	-	200	-200			Additional shares issued to secure loan facilities dated 27.07.2015 and 15.07.2016
6/30/2017	142,735	-	142.735	-142.735			Additional shares issued to secure loan facilities dated 27.07.2015 and 15.07.2016

As of June 30.2017	25,429,327

The other income (expenses) for the three months ended June 30, 2017 amounted to $(432,974) and derived from the combination of (1) Gain on extinguishment of debt $0 (Note 4), Government Grant $291,800 and other income $0 less interest expenses of $724,774. The other income (expenses) for the three months ended June 30, 2016 was derived from the combination of $ (857,643) (1) gain on extinguishment of debt $0 (Note 4), a government grant of $0 and other income 0 less interest expenses of $953,701.

Gain (loss) of extinguishment of debts

Any deficit (excess) of the fair value of the shares over the carrying cost of the debt has been reported as a gain (loss) on the extinguishment of debt of $ 0 and $0 has been credited (charged) to operations for the three months ended June 30, 2017 and 2016, respectively.

Consolidated Cash Flow Statement

	Six months ended June 30 ,2017	Six months ended June 30, 2016

Cash flows from operating activities
Net income for the period
- Continuing operations	$12,359,082	$29,142,134
- Discontinued operations	-	9,909,715
Adjustments to reconcile net income for the period to net cash from operations:
Share of income from unconsolidated equity investee	(4,072,851)	-
Depreciation	4,506,239	2,263,929
Amortization	1,300,504	976,936
Common stock issued for services	3,982,813	363,181
Other amortized cost arising from convertible notes and others	1,355,819	2,097,742
Changes in operating assets and liabilities:
(Increase)decrease in inventories	(12,753,320)	(2,823,390)
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	(508,203)	-
Increase in deposits and prepaid expenses	(4,537,693)	(5,110,253)
(Decrease)increase in due to a director	(1,815,827)	500,468
Increase (decrease) in accounts payable and accrued expenses	5,755,563	5,873,936
Increase in other payables	3,726,045	2,134,681
Decrease in accounts receivable	17,338,773	7,086,759
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	2,992,649	(968,869)
Increase in other receivables	(13,604,255)	(13,594,435)
Net cash provided by operating activities	16,025,338	37,852,534
Cash flows from investing activities
Purchases of property and equipment and non-current assets held for sale	(9,382,745)	(6,045,190)
Investment in unconsolidated equity investee	-	(150,806)
Payment for construction in progress	(6,307,903)	(29,031,614)
Net cash used in investing activities	(15,690,648)	(35,227,610)
Cash flows from financing activities
Convertible note payable repaid through director’s account	-	(7,676,760)
Long term debts repaid	(1,478,934)	(512,360)
Capital contribution from non-controlling interest	434,808	-
Net cash provided by financing activities	(1,044,126)	(8,189,120)
Effects on exchange rate changes on cash	1,734,489	1,655,286

Increase (decrease) in cash and cash equivalents	1,025,053	(3,908,910)
Cash and cash equivalents, beginning of period	2,576,058	7,229,197
Cash and cash equivalents, end of period	$3,601,111	$3,320,287

Supplementary disclosures of cash flow information:
Cash paid for interest	$197,474	$135,107
Cash paid for income taxes	$-	$-
Non - cash transactions
Common stock issued for services and employee compensation	$403,650	$7,963,889
Common stock issued to secure debts loan	$8,718,900	$-
Transfer to plant and equipment from construction in progress	$1,476,233	$1,443,313

Net income for the period for continuing & discontinued operation decreased by about $27 million from end June 2016’s $39 million to end June 2017’s $ 12 million reducing Net cash provided by operating activities by $21.78 million from end June 2016’s $37.8 million to end June 2017’s 16 million. Net cash used in investing activities by $ 19.5 million from end June 2016’s $35.2 million to end June 2017’s $15.7 million and Net cash provided by financing activities by $7 million from end June 2016’s $8 million to end June 2017’s $1 million resulted in an increase in cash and cash equivalents by $0.28 million from end of June 2016’s 3.3 million to end of June 2017’s $3.6 million indicating that it is possible to build a better cash flow when there is no expansion and development, thus lending support to the Company’s plan to carve-off its subsidiary businesses, so as to become independent of the Company, with the Company becoming an investment company able to better sustain a healthy cash position.

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

The Company failed to file US tax returns for the years ended December 31, 2007 through December 31, 2012 in compliance with US Treasury Internal Revenue Service Code. The Company has reviewed its tax position with the assistance US tax professional and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has appointed US tax professional to assist in filing these income tax returns. In this respect we filed our Tax returns with the IRS on July, 2014.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HAS, QZH and SJAP since they are exempt from EIT for the six months ended June 30, 2017 and 2015 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the six months ended June 30, 2017 and 2016.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the six months ended June 30, 2017 and 2016.

No Sweden Corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the six months ended June 30, 2017.

No deferred tax assets and liabilities are of June 30, 2017 and December 31, 2016 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of June 30 2017, unrestricted cash and cash equivalents amounted to $ 3,601,111 (see notes to the consolidated financial statements), and our working capital as of June 30, 2017 was $309,081,861.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	1,476,233				1,476,233
Negotiable promissory notes	1,268,462				1,268,462
Long Term Debts		5,904,931			5,904,931
Promissory Notes	12,589,779				12,589,779
convertible note payables			22,038,798

Acquisition of SFJVC’s and further acquisition plan:

An SFJVC agreement typically contains an option clause for further investment. Initially, the China Developer of project companies invites us to invest in their venture. If management determines to move forward it carries out an in-depth study of the target company including legal due diligence, business plan, budget and projected financial information. The final decision is made through the resolution of the Company’s Board of Directors. If the decision is made to proceed with an investment, there is first formed an SFJVC, within which in turn the Company acquires further equity interest. The acquisition price of such interest is determined in accordance to the book value of the SFJVC as of the acquisition date. Consideration generally consists in part of cash and in part of contract against trade debts owed by the China Developer due to Consulting & Services fees charged to the China Developer by the Company in accordance with the Consulting & Services agreement. Project companies’ record development cost as construction in progress and treat the amount due to us as partial investment in new SFJVC.

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

We plan to acquire further SFJVC’s at the time they will be formed officially after their approval by relevant Chinese Authorities.

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

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended June 30, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financial statements for the three months ended June 30, 2017 results are for the period then ended and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $8,399, $8,392, $16,145 and $14,284 for the three months and the six months ended June 30, 2017 and 2016, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $372,046, $665,952, $1,003,762 and $1,332,210 for the three months ended and the six months ended June 30, 2017 and 2016, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the twelve months ended June 30, 2017 or December 31, 2016.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2017 and 2016, the Company determined no impairment losses were necessary.

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

For the three months ended June 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.02 and $0.90, respectively. For the three months ended June 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.02 and $0.82, respectively.

For the three months ended June 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders for continuing operations amounted to $0.03 and $0.64, respectively. For the three months ended June 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.03 and $0.59, respectively.

For the six months ended June 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $0.39 and $1.43, respectively. For the six months ended June 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.39 and $1.43, respectively.

For the six months ended June 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $0.39 and $0.92, respectively. For the six months ended June 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.38 and $0.87, respectively.

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

For the six months ended June 30, 2017

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2017 and December 31, 2016 were translated at RMB6.77 to $1.00 and RMB6.94 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the six months ended June 30, 2017 and June 30, 2016 were RMB6.87 to $1.00 and RMB6.53 to $1.00, respectively.

For the six months ended June 30, 2016

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2016 and December 31, 2015 were translated at RMB6.63 to $1.00 and RMB6.49 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the six months ended June 30, 2016 and June 30, 2015 were RMB6.53 to $1.00 and RMB6.13 to $1.00, respectively

ACCUMULATED OTHER COMPREHENSIVE INCOME

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance became effective for us in the first quarter of 2017, and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2013 through 2016 were RMB6.19, RMB6.14, RMB6.23, and RMB6.64, respectively.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

During the period covered by this quarterly report, we issued an aggregate of 117,000 shares of our common stock to certain Chinese persons who perform services on our behalf as bonus payments and other employee compensation. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Regulation S.

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

SINO AGRO FOOD, INC.

August 11, 2017	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer
(Principal Executive Officer)

August 11, 2017	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 11, 2017	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer, Director
(Principal Executive Officer)

August 11, 2017	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Officer, Marketing

August 11, 2017	By:	/s/ CHEN BORHANN
Chen Bor Hann
Corporate Secretary

August 11, 2017	By:	/s/ YAP KOI MING
Yap Koi Ming
Director

August 11, 2017	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg
Director

August 11, 2017	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Director

August 11, 2017	By:	/s/ SOH LIM CHANG
Soh Lim Chang
Director

