Form 10-K/A
period 2016-12-31
Sino Agro Food, Inc.
filed 2017-08-24
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of Sino Agro Food, Inc. originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017 (the “Original Filing”).

Other than the foregoing, this Amended Annual Report speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

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

Generally, the Company commits to repurchasing the cattle between 21-month to 24-month old under mutual understanding without written contract and the amount involved was immaterial. The company accounted for the sale of cattle in accordance with ASC 605. Local farmers purchase 12 to 15-month cattle from the Company’s cattle agent at market price. The Company had no legal obligations to repurchase all 21-month to 24-month old cattle from local farmers at market price. However, the Company was likely to purchase those cattle at market price due to mutual understanding reached with the local farmers. There was no special accounting procedure for the above purchase.

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

Comparative overview of FY2016 and FY2015

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

(1) Principal Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants ECOVIS David Yeung Hong Kong with respect to FYE 2016 and FYE 2015 (“Ecovis”), for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Ecovis	2016	$189,000
Ecovis	2015	$180,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Ecovis	2016	$0
Ecovis	2015	$0

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements

See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement - Triway selling equity interest in TianQuan Science. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents: Capital Award, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents: Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents: Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents: Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws. Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

3.16	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

3.17	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 10, 2014 as Exhibit 3.1 thereto.

3.18	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Foods, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2012 as Exhibit 3.1 thereto.

4.7	Amended and Restated Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

4.8	Promissory Note dated August 29, 2014. Incorporated herein by reference to the Current Report on Form 8-K filed on September 5, 2014 as Exhibit 4.1 thereto.

4.9	Certificate of Amendment to Certificate of Designation of the Series B Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.2 thereto.

10.1	Patented “Intellectual Property” namely “Zhi Wu Jei Gan Si Liao Chan Ye Hua Chan Pin Ji Qi Zhi Bei Fang Fa” registered under the Patent Number “ZL2005 10063039.9” and Certificate number “329722” of China. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.1 thereto.

10.2	Sino Foreign Joint Venture Agreement: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.2 thereto.

10.3	Sino Foreign Joint Venture Agreement: Qinghai Sanjiang A Power Agriculture Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.3 thereto.

10.4	Deed of Trust - A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.4 thereto.

10.5	Deed of Trust - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.5 thereto.

10.6	Deed of Trust - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.6 thereto.

10.7	Master License from Infinity Environmental Company, a Belize corporation. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 10.7 thereto.

10.8	Capital Award Consulting Service Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.8 thereto.

10.9	Tri-Way Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on January 19, 2011 as Exhibit 10.9 thereto.

10.10.a	Share Sale Agreement of Zhongxingnongmu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.10(a) thereto.

10.10.b	MOU SIAF and Mr. Sun Sales and Purchase of shares Hang Yu Tai. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.10(b) thereto.

10.11	Joint Venture Agreement for Enping City Bi Tao A Power Prawn Culture Development Co., Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.11 thereto.

10.12	AP Technology Consulting Services Agreement between Capital Award and a Company of China Parties. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.12 thereto.

10.13	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Cooperation Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.13 thereto.

10.14	Organic Premium Beef Cattle (Fragrant Beef) Breeding and Feed Production Technology Sale and Transfer Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 10.14 thereto.

10.15	Employment Agreement - Lee. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.15 thereto.

10.16	Employment Agreement - Tan. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.16 thereto.

10.17	Employment Agreement - Chen. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.17 thereto.

10.18	SJVC Enping Cattle and Sheep Farm Joint Venture Agreement. Incorporated herein by reference to the Registration Statement on Form 10 filed on July 6, 2011 as Exhibit 10.18 thereto.

10.19	Bait Fish Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.1 thereto.

10.20	Sleepy Cod Contract between Enping A Power Fishery Development Co. Ltd. and Guangzhou Jinyang Aquaculture Co. Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on December 19, 2011 as Exhibit 10.2 thereto.

10.21	Agreement between Capital Award, Inc. and Liu Gang, et al. Incorporated herein by reference to the Current Report on Form 8-K filed on February 29, 2012 as Exhibit 10.1 thereto.

10.22	Agreement between Macau Eiji Company Limited and Mr. Jin Xuesong. Incorporated herein by reference to the Current Report on Form 8-K filed on March 28, 2012 as Exhibit 10.1 thereto.

10.23	Addendum to Consulting and Services Agreement. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.1 thereto.

10.24	SJVC Agreement between MEIJI and Mr. He Yue Xiong. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.2 thereto.

10.25	Consulting and Services Agreement MEIJI and Mr. He Yue Xiong, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.3 thereto.

10.26	Agreement to Purchase Young Beef between MEIJI and Yang Zi Shao Town Cattle Farm. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.4 thereto.

10.27	WSPS SJVC between the Company and Zhou Jianfeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.5 thereto.

10.28	WSPS Consulting and Services Agreement between Capital Award and Zhou Jianfeng, et al. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.6 thereto.

10.29	Memorandum of Understanding between the Company and Wu Xiaofeng. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on August 14, 2012 as Exhibit 10.7 thereto.

10.30	Jiangmen Hang Meiji Cattle Farm Co. Ltd. Statutory Documents. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.8 thereto.

10.31	Consulting and Service Agreement (Wholesale 2) between the Company and Guangzhou YiLi Na Wei Trading Co. Ltd. Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on November 15, 2012 as Exhibit 10.9 thereto.

10.32	JFD Lease agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.32 thereto.

10.33	JHMC Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.33 thereto.

10.34	JHST Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.34 thereto.

10.35	Sino Agro Food, Inc. Lease Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.35 thereto.

10.36	Capital Award Consulting Service Agreement related to Fish Farm 2. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.36 thereto.

10.37	WXC Consulting Agreement. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.37 thereto.

10.38	Consulting and Service Agreement between MEIJI and Wei Da Xing, et al. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 10.38 thereto.

10.39	License Agreement between Capital Award Inc. and Glory Ocean Development Ltd. Incorporated herein by reference to the Current Report on Form 8-K filed on March 5, 2014 as Exhibit 10.1 thereto.

10.40	SJVC Agreement between a group of investors in Zhongshan City, Guangdong Province, PRC and Glory Ocean Development Ltd. Incorporated herein by reference to the Annual Report on Form 10-K filed on April 11, 2014 as Exhibit 10.40 thereto.

14	Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013 as Exhibit 14 thereto.

21	List of subsidiaries. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 21 thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

August 24, 2017	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

August 24, 2017	By:	/s/ DAN RITCHEY
Dan Ritchey Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 24, 2017	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

August 24, 2017	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

August 24, 2017	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary

August 24, 2017	By:	/s/ YAP KOI MING
Yap Koi Ming Director

August 24, 2017	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

August 24, 2017	By:	/s/ DAN RITCHEY
Dan Ritchey Director

August 24, 2017	By:	/s/ SOH LIM CHANG
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

The Company has restated its consolidated statement of balance sheet, consolidated statement of income and other comprehensive income and consolidated of cash flows to correct an error related to accounting for disposal of the fishery division – sale of fishery of the company as discontinued operation.. The effects of that restatement are explained in note 33 to the consolidated financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sino Agro Food, Inc. December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sino Agro Food, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 24, 2017 expressed an unqualified opinion thereon.

s/ECOVIS David Yeung Hong Kong

ECOVIS David Yeung Hong Kong
Hong Kong
August 24, 2017

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Sino Agro Food, Inc. and our report dated August 24, 2017 expressed an unqualified opinion thereon.

s/ECOVIS David Yeung Hong Kong

ECOVIS David Yeung Hong Kong
Hong Kong
August 24, 2017

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

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (2015: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (2015: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (2015: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (2015: 100%) directly	Dormant

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (2015: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (2015: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (2015: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C.	(2015: 75%) held indirectly (reclassified as Unconsolidated equity investee on October 5, 2016)	Fish cultivation

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (2015:75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (2015:76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	(2015: 100%) held directly (reclassified as Unconsolidated equity investee on October 5, 2016)	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	45% (2015:45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	100% (2015: 100%)indirectly	Cattle slaughter

Name of unconsolidated investees	Place of incorporation	Percentage of interest	Principal activities

Tri-way Industries Limited (“TRW”)	Hong Kong, P.R.C.	23.89% (2015: 100%) held directly (reclassified as Unconsolidated equity investee on October 5, 2016)	Investment holding, holder of enzyme technology master license for manufacturing of livestock feed and bio-organic fertilizer and has not commenced its planned business of fish farm operations.

Jiang Men City A Power Fishery Development Co., Limited (“JFD”)	P.R.C	100% (2015: 75%) held indirectly (reclassified as unconsolidated equity investee on October 5, 2016)	Fish cultivation

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

On December 15, 2014, the Company issued to professionals a total of 80,739 shares of common stock at fair value for services rendered, totaling $799,312.

The Company calculated stock based compensation of $3,419,752 and recognized $659,686 for the year ended December 31,, 2014. As of December 31, 2014, the deferred compensation balance for staff was $2,760,066 and the deferred compensation balances of (i) $510,066; (ii) $750,000, (iii) $1,500,000 was to be amortized over 6, 9 and 12 months beginning on January 1, 2015.

On May 6, 2015, the Company issued to directors and employees a total of 47,787 shares of common stock at fair value for services rendered, totaling $726,360.

The Company calculated stock based compensation of 3,486,428 and recognized $3,123,247 for the year ended December 31, 2015. As of December 31, 2015, the deferred compensation balance for staff was $363,181 and the deferred compensation balance of $363,181 was to be amortized over 6 months beginning on January 1, 2016.

On May 10, 2016, the Company issued directors and employees a total of 1,199,068 shares of common stock at fair value for services rendered of $7,169,823, among which there were 337,688, 174,874 and 60,301 shares paid to Solomon Lee, Tan Paoy Tan and Chen Bor Hann, respectively, for services rendered (6 years accrued, but not issued) during FY2007 through FY2012 in the amount of $2,019,374, 1,045,746 and $360,599, respectively. On the same date, the Company issued professionals a total of 132,787 shares of common stock at fair value for services rendered, totaling $794,066.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated statement of balance sheet, consolidated statement of income and other comprehensive income and consolidated of cash flows to correct an error related to accounting for disposal of the fishery division – sale of goods of the company operated by subsidiaries -TRW and JFD as discontinued operations.

(i)	CONSOLIDATED BALANCE SHEET

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEET (EXTRACT)

AS AT DECEMBER 31, 2016

		2015		2015
	Note	As reported	Prior year adjustment	As restated

Plant and equipment
Plant and equipment, net of accumulated depreciation	12	$104,258,769	$(9,020,669)	$95,238,100
Non-currents assets held for sale	13		9,020,669	9,020,669
Construction in progress	14	72,788,769		72,788,769
Total plant and equipment		$177,047,538		$177,047,538

Note: $9,020,669 is classified as non-current assets held for sale from property and equipment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(ii)	CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME (EXTRACT)

FOR THE YEAR ENDED DECEMBER 31, 2016

	Note	2015		Prior year	2015	2014		Prior year	2014
		As reported		adjustment	(Restated)	As reported		adjustment	(Restated)
Continuing operations
Revenue
- Sale of goods		$336,786,554	*	$(85,404,016)	$251,382,538	$322,654,081	*	$(105,775,887)	$216,878,194
- Consulting and service income from development contracts		90,374,144			90,374,144	80,112,541			80,112,541
- Commission income		1,892,786			1,892,786	1,567,751			1,567,751
		429,053,484			343,649,468	404,334,373			298,558,486
Cost of goods sold		(260,843,884	)*	67,152,999	(193,690,885)	(230,753,652	)*	76,925,056	(153,828,596)
Cost of services		(57,046,350)			(57,046,350)	(44,241,900)			(44,241,900)
Gross profit		111,163,250			92,192,233	129,338,821			100,487,990

General and administrative expenses		(18,640,717	)*	896,395	(17,744,322)	(15,616,278	)*	612,961	(15,003,317)
Net income from operations		92,522,533			75,167,911	113,722,543			85,484,673

Other income (expenses)
Government grant		2,891,482			2,891,482	537,787			537,787
Other income		483,299			483,299	443,575			443,575
Gain on extinguishment of debts	4	132,000			132,000	270,586			270,586
Interest expense		(4,270,322	)*	619	(4,269,703)	(761,299	)*	238	(761,061)
Net income (expenses)		(763,541)			(762,922)	490,649			490,887

Net income before income taxes		91,758,992			74,404,989	114,213,192			85,975,560

Provision for income taxes	5	-			-	-			-

Net income from continuing operations		91,758,992			74,404,989	114,213,192			85,975,560
Less: Net (income) loss attributable to non - controlling interest		(25,403,462)		1,599,424	(23,804,038)	(22,148,582)		2,456,648	(19,691,934)
Net income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries		66,355,530			50,600,951	92,064,610			66,283,626
Discontinued operations
Net income from discontinued operations	6	-		17,354,003	17,354,003	-		28,237,632	28,237,632
Net gain from disposal of subsidiaries, TRW and JFD	6	-			-	-			-
Less: Net (income) loss attributable to the non - controlling interest	6	-			(1,599,424)	-			(2,456,648)
Net income of discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		-			15,754,579	-			25,780,984
Net income attributable to the Sino Agro Food, Inc. and subsidiaries		$66,355,530			$66,355,530	$92,064,610			$92,064,610
Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
- from continuing operations

* Net income of discontinued operation -sale of fishery division of $17,354,006 (2015) and $28,237,632 (2014 are reclassified from net income from continuing operations

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(iii)	CONSOLIDATED STATEMENT OF CASH FLOWS

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (EXTRACT)

FOR THE YEAR ENDED DECEMBER 31, 2016

	2015	Prior year adjustment	2015	2014	Prior year adjustment	2014
	As reported		(Restated)	As reported		(Restated)
Cash flows from operating activities
Net income for the year	$91,758,992 *	$(91,758,992)		$114,213,192 *	$(114,213,192)
- Continuing operations		74,404,989	$74,404,989		85,975,560	$85,975,560
- Discontinued operations		17,354,003	17,354,003		28,237,632	28,237,632
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	2,866,527		2,866,527	2,457,131		2,457,131
Amortization	1,950,824		1,950,824	2,210,257		2,210,257
Gain on deemed disposal of subsidiaries	-		-	-		-
Gain on extinguishment of debts	(132,000)		(132,000)	(270,586)		(270,586)
Share based compensation costs	363,181		363,181	659,686		659,686
Other amortized cost arising from convertible notes and others	5,451,612		5,451,612	906,682		906,682
Changes in operating assets and liabilities:
Decrease increase in inventories	(16,880,714)		(16,880,714)	(37,819,790)		(37,819,790)
Decrease (increase) in cost and estimated earnings in excess of billings on uncompleted contacts	(1,306,885)		(1,306,885)	663,296		663,296
(Increase) decrease in deposits and prepaid expenses	4,651,244		4,651,244	(23,320,658)		(23,320,658)
(Decrease) increase in due to a director	3,005,115		3,005,115	3,488,291		3,488,291
(Decrease) increase in accounts payable and accrued expenses	(12,793,276)		(12,793,276)	11,083,641		11,083,641
Increase in other payables	3,691,261		3,691,261	13,933,571		13,933,571
Decrease (increase) in accounts receivable	(31,171,347)		(31,171,347)	(22,445,129)		(22,445,129)
Increase in tax payable	-		-	-		-
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	640,126		640,126	4,913,624		4,913,624
Increase in amount due from unconsolidated equity investee	-		-	-		-
Decrease (increase) in other receivables	(7,475,327)		(7,475,327)	(48,522,489)		(48,522,489)
Net cash provided by operating activities	$44,619,333		$44,619,333	$22,150,719		$22,150,719

*	Net income for the year is split into:

2015 Continuing operations of 74,404,989 and Discontinued operations of $17,354,003

2014 Continuing operations of 85,975,560 and Discontinued operations of $28,237,632.

