Form 10-Q
period 2017-09-30
Sino Agro Food, Inc.
filed 2017-11-14
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

New York, NY 10036

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

As of September 30, 2017 there were 27,811,573 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

14/F., San Toi Building, 137-139 Connaught Road Central, Hong Kong.

Tel : (852) 2581 7500

Fax : (852) 2581 7588

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have reviewed the consolidated balance sheets of Sino Agro Food, Inc. and subsidiaries as of September 30, 2017 and December 31, 2016, the related consolidated statements of income and other comprehensive income for the three-months periods ended September 30, 2017 and 2016, and the nine-month periods ended September 30, 2017 and 2016, and cash flows for the nine-month periods ended September 30, 2017 and 2016. This interim financial information is the responsibility of the company’s management.

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

/s/ ECOVIS David Yeung Hong Kong

Hong Kong
November 11, 2017

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	7	$1,865,684	$2,576,058
Inventories	8	80,345,197	62,592,272
Costs and estimated earnings in excess of billings on uncompleted contracts	22	1,249,187	740,984
Deposits and prepayments	9	93,935,479	84,845,966
Accounts receivable, net of allowance for doubtful accounts	10	105,155,243	122,912,086
Other receivables	11	58,789,381	47,120,800
Total current assets		341,340,171	320,788,166
Plant and equipment
Plant and equipment, net of accumulated depreciation	12	207,621,360	189,727,227
Construction in progress	14	41,509,210	35,157,213
Land use rights, net of accumulated amortization	15	54,504,006	53,673,690
Total plant and equipment		303,634,576	278,558,130
Other assets
Goodwill	16	724,940	724,940
Proprietary technologies, net of accumulated amortization	17	9,719,678	10,090,697
Interests in unconsolidated equity investees	18	144,519,533	139,133,443
Long term investments	19	753,352	720,773
Temporary deposits paid to entities for investments in Sino joint venture companies	20	15,644,998	15,644,998
Total other assets		171,362,501	166,314,851

Total assets		$816,337,248	$765,661,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$12,552,569	$8,789,324
Billings in excess of costs and estimated earnings on uncompleted contracts	22	5,602,681	2,630,752
Due to a director		850,274	2,070,390
Other payables	23	5,095,113	5,962,092
Borrowings - Short term bank loan	24	1,506,705	2,883,090
Negotiable promissory notes	25	368,462	1,113,140
Income tax payable		1,227	1,130
		25,977,031	23,449,918

Non-current liabilities
Other payables	23	22,184,443	11,192,117
Borrowings - Long term bank loan	24	6,026,819	5,766,182
Notes payable		20,058,798	21,314,877
		48,270,060	38,273,176

Commitments and contingencies		-	-

Stockholders’ equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 shares issued and outstanding as of September 30, 2017 and December 31 , 2016, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	26	-	-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	26	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	26	-	-
Common stock: $0.001 par value (50,000,000 shares authorized, 27,811,573 and 22,726,859 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	26	27,811	22,727
Additional paid - in capital		168,193,890	155,741,280
Retained earnings		467,117,365	454,592,652
Accumulated other comprehensive income		2,209,103	(4,335,355)
Treasury stock	26	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		636,298,169	604,771,304
Non - controlling interest		105,791,988	99,166,749
Total stockholders’ equity		742,090,157	703,938,053
Total liabilities and stockholders’ equity		$816,337,248	$765,661,147

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

		Three months ended	Three months ended	Nine months ended	Nine months ended
	Note	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Continuing operations
Revenue
- Sale of goods		$45,414,562	$88,280,225	$150,564,890	$207,057,021
- Consulting and service income from development contracts		2,978,371	23,062,838	16,167,636	54,727,215
- Commission and management fee		-	314,517	-	1,049,199
	3	48,392,933	111,657,580	166,732,526	262,833,435
Cost of goods sold	3	(39,612,509)	(69,021,740)	(128,230,874)	(158,360,354)
Cost of services	3	(2,234,070)	(12,450,460)	(11,016,962)	(35,377,800)

Gross profit		6,546,354	30,185,380	27,484,690	69,095,281
General and administrative expenses		(3,254,065)	(4,741,193)	(15,133,146)	(12,368,561)
Net income from operations		3,292,289	25,444,187	12,351,544	56,726,720
Other income (expenses)

Government grant		-	-	457,288	1,617,615

Other income		4,468	1,305,147	4,468	210,929

Interest expense		(331,596)	(1,013,094)	(1,561,908)	(3,155,277)
Net income (expenses)		(327,128)	292,053	(1,100,152)	(1,326,733)

Net income before income taxes		2,965,161	25,736,240	11,251,392	55,399,987
Provision for income taxes	4	-	-	-	-

Net income		2,965,161	25,736,240	11,251,392	55,399,987
Share of income from unconsolidated equity investee		1,379,672	-	5,452,523	-

Net income from continuing operations		4,344,833	25,736,240	16,703,915	55,399,987
Less: Net (income) loss attributable to non - controlling interest		(893,985)	(7,211,538)	(4,179,202)	(18,171,791)
Net income from continuing operations attributable to the Sino Agro Food, Inc. and subsidiaries		3,450,848	18,524,702	12,524,713	37,228,196
Discontinued operations
Net income from discontinued operations		-	2,900,128	-	12,288,230
Less: Net income attributable to non - controlling interest		-	(132,353)	-	(820,973)
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		-	2,767,775	-	11,467,257
Net income attributable to Sino Agro Food and subsidiaries		3,450,848	21,292,477	12,524,713	48,695,453
Other comprehensive income (loss) - Foreign currency translation gain (loss)		569,938	(1,793,042)	8,555,686	(4,975,721)
Comprehensive income		4,020,786	19,499,435	21,080,399	43,719,732
Less: Other comprehensive (income) loss attributable to non - controlling interest		(983,217)	226,668	(2,011,228)	963,215
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$3,037,569	$19,726,103	$19,069,171	$44,682,947

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
From continuing and discontinued operations
Basic	28	$0.14	$1.04	$0.62	$2.45
Diluted	28	$0.15	$0.95	$0.63	$2.24
From continuing operations
Basic	28	$0.14	$0.91	$0.62	$1.81
Diluted	28	$0.15	$0.81	$0.63	$1.72

Weighted average number of shares outstanding:

Basic		24,231,617	20,376,225	20,309,014	19,900,082
Diluted		26,357,758	22,754,892	22,496,396	22,434,847

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Cash flows from operating activities
Net income for the period
- Continuing operations	$16,703,915	$55,399,987
- Discontinued operations	-	12,288,230
Adjustments to reconcile net income for the period to net cash from operations:
Share of income from unconsolidated equity investee	(5,452,523)	-
Depreciation	6,997,754	3,406,801
Amortization	2,020,253	1,483,625
Common stock issued for services	4,083,724	2,354,153
Other amortized cost arising from convertible notes and others	2,074,106	2,509,296
Changes in operating assets and liabilities:
Increase in inventories	(17,752,925)	(2,207,149)
Increase in cost and estimated earnings in excess of billings on uncompleted contacts	(508,203)	(250,828)
Increase in deposits and prepaid expenses	(2,395,890)	(9,202,525)
(Decrease) increase in due to a director	(1,220,116)	299,243
Increase in accounts payable and accrued expenses	3,763,245	5,749,473
Increase in other payables	10,125,347	14,573,279
Decrease/(increase) in accounts receivable	17,756,843	(84,654)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	2,971,929	(7,053,426)
Increase in other receivables	(11,668,581)	(17,205,037)
Net cash provided by operating activities	27,498,878	62,060,468
Cash flows from investing activities
Purchases of property and equipment and non-current assets held for sale	(14,552,588)	(9,773,377)
Interests in unconsolidated equity investees	-	(150,806)
Payment for construction in progress	(7,073,340)	(47,834,113)
Net cash used in investing activities	(21,625,928)	(57,758,296)
Cash flows from financing activities
Convertible note payable repaid through director’s account	(1,500,000)	(7,676,760)
Negotiable promissory notes repaid through director’s account	(900,000)	-
Long term debts repaid	--	(823,526)
Short term bank loan repaid	(1,448,462)	(3,849,707)
Short term bank loan raised	-	6,738,544
Capital contribution from non-controlling interest	434,809	-
Net cash used in financing activities	(3,413,653)	(5,611,449)
Effects on exchange rate changes on cash	(3,169,671)	3,132,646

(Decrease) increase in cash and cash equivalents	(710,374)	1,823,369
Cash and cash equivalents, beginning of period	2,576,058	7,229,197
Cash and cash equivalents, end of period	$1,865,684	$9,052,566

Supplementary disclosures of cash flow information:
Cash paid for interest	$280,532	$224,059
Cash paid for income taxes	$-	$-
Non - cash transactions
Common stock issued for services and employee compensation	$403,650	$7,963,889
Common stock issue for debts issue and trade facilities	$12,054,044	$5,764,207
Common stock purchased back for cancellation	-	(5,820,000)
Transfer to plant and equipment from construction in progress	$1,506,705	$1,443,313
Transfer to plant and equipment from deposits and prepayments	$5,484	$1,350,000

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On November 27, 2007, MEIJI and HST established a corporate Sino - Foreign joint venture, Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. (“ JHST”), a company incorporated in the P.R.C. with MEIJI owning a 75% interest and HST owning a 25% interest.

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“PMH”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP ”), incorporated in the P.R.C., of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

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

On March 23, 2017, new investor, Qinghai Quanwang Investment Management Co., Limited (English translation) (“Quanwang”) a company incorporated in the P.R.C., introduced additional capital of $435,414 into SJAP. As a result, APWAM owned 41.25% of SJAP , Garwor owned the remaining 50.45%., and Quanwang owned the remaining 8.30%. This remains the case as of the date of this report (the “Report”).

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

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company owned a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors. On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. On October 1, 2016, SIAF took up all assets and liabilities of TRW and JFD except fish farm. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended 31 December 2016. The Company intends to convert the amount due from and into equity interest in its unconsolidated equity investee ($40,788,236) during the fourth quarter 2017, which would result in an equity interest in TRW increasing from its current 23.89% to 36.60%.

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. Up to September 30, 2017, MEIJI further invested $400,000 in JHMC.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. As of September 30, 2017, MEIJI and SJAP total investment in HSA were $857,808 and 629,344, respectively.

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

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP ”).

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled  $1,716, $2,988, $17,862 and 17,272 for the three months and the nine months ended September 30, 2017 and 2016, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $382,424, $382,596, $1,386,186 and $1,163,547 for the three months ended and the nine months ended September 30, 2017 and 2016, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $449,910, $0, $449,910 and $0 for the three months ended and the nine months ended September 30, 2017 and 2016, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $2,643,911 as of September 30, 2017 and $(4,335,355) as of December 31, 2016. The balance sheet amounts with the exception of equity as of September 30, 2017 and December 31, 2016 were translated using an exchange rate of RMB 6.64 to $1.00 and RMB 6.94 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the nine months ended September 30, 2017, and 2016 were RMB 6.80 to $1.00 and RMB 6.58 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of September 30, 2017 and December 31, 2016 are $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of September 30, 2017 and December 31, 2016 amounted to $1,775,634 and $2,395,355, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Customer A	24.59%	19.82%	24.83%	19.56%
Customer B	21.89%	-%	22.03%	-%
Customer C	16.34%	11.95%	14.42%	9.52%
Customer D	10.32%	6.68%	9.22%	7.56%
Customer E	6.15%	-%	9.70%	-%
Customer F	-%	16.59%	-%	14.17%
Customer G	-%	4.74%	-%	9.58%
	79.29%	59.78%	80.20%	60.39%

		Percentage of revenue	Amount
Customer A	Corporate and others Division	24.83%	$41,405,509
Customer B	Organic fertilizer and Bread Grass Division	22.03%	$36,729,604
Customer C	Cattle farm development and Hu plantation division	14.42%	$24,034,972

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	September 30, 2017	December 31, 2016

Customer A	21.02%	19.61%
Customer B	20.70%	12.83%
Customer C	18.82%	18.11%
Customer D	7.34%	-%
Customer E	6.37%	5.96%
Customer F	-%	7.52%
	74.25%	64.03%

As of September 30, 2017, amounts due from customers A, B and C are $22,106,909, $21,767,182 and $19,793,205, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

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

For the three months ended September 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $0.14 and $1.04, respectively. For the three months ended September 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.15 and $0.95, respectively.

For the three months ended September 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $0.14 and $0.91, respectively. For the three months ended September 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.15 and $0.81, respectively.

For the nine months ended September 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $0.62 and $2.45, respectively. For the nine months ended September 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.63 and $2.24, respectively.

For the nine months ended September 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $0.62 and $1.81, respectively. For the nine months ended September 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.63 and $1.72, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2017 or December 31, 2016, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended September 30, 2017 or 2016.

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

	For the three months ended September 30, 2017
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$2,978,371	$1,486,465	$21,057,805	$7,281,156	$15,589,136	$-	$48,392,933

Net income (loss)	$696,266	$10,010	$575,316	$684,685	$1,484,571	$-	$3,450,948

Total assets	$74,754,393	$48,728,564	$379,508,585	$36,656,931	$276,688,775	$-	$816,337,248

	For the three months ended September 30, 2016
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$23,377,355	$6,692,140	$48,697,145	$9,658,454	$23,232,486	$12,460,878	$124,118,458

Net income (loss)	$10,191,548	$2,479,488	$5,833,910	$1,060,267	$(1,040,511)	$2,767,775	$21,292,477

Total assets	$164,123,917	$49,180,420	$350,422,450	$36,538,577	$107,268,695	$8,381,108	$715,915,167

	For the nine months ended September 30, 2017
	Continuing					Discontinued
	Operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$16,167,636	$3,565,220	$67,135,311	$23,094,392	$56,769,967	$-	$166,732,526

Net income (loss)	$5,006,568	$(488,030)	$3,086,832	$2,574,705	$1,840,866	$-	$12,020,941

Total assets	$74,754,393	$48,728,564	$379,508,585	$36,656,931	$276,688,775	$-	$816,337,248

	For the nine months ended September 30, 2016
	Continuing					Discontinued
	Operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$55,776,414	$12,194,399	$124,003,741	$21,555,101	$49,303,780	$57,480,332	$320,313,767

Net income (loss)	$19,838,145	$3,611,696	$15,989,599	$2,121,686	$(4,332,930)	$11,467,257	$48,695,453

Total assets	$164,123,917	$49,180,420	$350,422,450	$36,538,577	$107,268,695	$8,381,108	$715,915,167

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

(1)	Operated by Capital Award, Inc. (“CA”) and Jiang Men City A Power Fishery Development Co., Limited (“JFD”). On September 30, 2016, part of JFD was disposed from the Company.

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three ended September 30, 2017
	Continuing					Discontinued
	operations					operations
			Organic Fertilizer
	Fishery Development	HU Plantation	and Bread Grass	Cattle Farm Development	Corporate and	Fishery Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Division (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,486,465	-	-	-	-	1,486,465

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	1,669,684	-	-	-	1,669,684

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	6,282,189	-	-	-	6,282,189

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	13,105,932	-	-	-	13,105,932

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,281,156	-	-	7,281,156

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	15,589,136	-	15,589,136

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	2,978,371	-	-	-	-	-	2,978,371

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-	-
	$2,978,371	$1,486,465	$21,057,805	$7,281,156	$15,589,136	$-	$48,392,933

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended September 30, 2016
	Continuing					Discontinued
	operations					operations
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Division (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$12,460,878	$12,460,878

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	6,692,140	-	-	-	-	6,692,140

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,248,212	-	-	-	5,248,212

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	14,054,405	-	-	-	14,054,405

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	29,394,528	-	-	-	29,394,528

Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,658,454	-	-	9,658,454

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	23,232,486	-	23,232,486

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	23,062,838	-	-	-	-	-	23,062,838

Commission and management fee Capital Award, Inc. (“CA”)	314,517	-	-	-	-	-	314,517
	$23,377,355	$6,692,140	$48,697,145	$9,658,454	$23,232,486	$12,460,878	$124,118,458

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the nine months ended September 30, 2017
	Continuing					Discontinued
	Operations					operations
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Division (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,565,220	-	-	-	-	3,565,220

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,393,285	-	-	-	5,393,285

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	21,695,718	-	-	-	21,695,718

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	40,046,308	-	-	-	40,046,308

Macau Eiji Company Limited (“MEIJI”)	-	-	-	23,094,392	-	-	23,094,392

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	56,769,967	-	56,769,967

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	16,167,636	-	-	-	-	-	16,167,636

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-	-
	$16,167,636	$3,565,220	$67,135,311	$23,094,392	$56,769,967	$-	$166,732,526

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the nine months ended September 30, 2016
	Continuing					Discontinued
	Operations					operations
	Fishery Development	HU Plantation	Organic Fertilizer and Bread Grass	Cattle Farm Development	Corporate and	Fishery Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Division (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$57,480,332	$57,480,332

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	12,194,399	-	-	-	-	12,194,399

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	15,561,982	-	-	-	15,561,982

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	35,484,854	-	-	-	35,484,854

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	72,956,905	-	-	-	72,956,905

Macau Eiji Company Limited (“MEIJI”)	-	-	-	21,555,101	-	-	21,555,101

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	49,303,780	-	49,303,780

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	54,727,215	-	-	-	-	-	54,727,215

Commission and management fee Capital Award, Inc. (“CA”)	1,049,199	-	-	-	-	-	1,049,199
	$55,776,414	$12,194,399	$124,003,741	$21,555,101	$49,303,780	$57,480,332	$320,313,767

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended September 30, 2017
	Continuing					Discontinued
	operations					operations
	Fishery	HU	Organic Fertilizer	Cattle Farm		Fishery
	Development	Plantation	and Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Division (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,248,695	-	-	-	-	1,248,695

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	1,228,851	-	-	-	1,228,851

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	4,289,390	-	-	-	4,289,390

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	12,654,496	-	-	-	12,654,496

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,319,872	-	-	6,319,872

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	13,871,205	-	13,871,205
	$-	$1,248,695	$18,172,737	$6,319,872	$13,871,205	$-	$39,612,509

COST OF SERVICES

For the three months ended September 30, 2017
	Continuing					Discontinued
	operations					operations
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Division (6)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	2,234,070	-	-	-	-	-	2,234,070
	$2,234,070	$-	$-	$-	$-	$-	$2,234,070

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended September 30, 2016
	Continuing					Discontinued
	operations					operations
	Fishery	HU	Organic Fertilizer	Cattle Farm		Fishery
	Development	Plantation	and Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Division (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$9,291,339	$9,291,339

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,009,881	-	-	-	-	3,009,881

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	3,063,392	-	-	-	3,063,392

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	9,710,033	-	-	-	9,710,033

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	23,542,313	-	-	-	23,542,313

Macau Eiji Company Limited (“MEIJI”)	-	-	-	9,119,428	-	-	9,119,428

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	20,576,693	-	20,576,693
	$-	$3,009,881	$36,315,738	$9,119,428	$20,576,693	$9,291,339	$78,313,079

COST OF SERVICES

	For the three months ended September 30, 2016
	Continuing					Discontinued
	operations					operations
	Fishery		Organic Fertilizer	Cattle Farm	Corporate	Fishery
	Development	HU Plantation	and Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (6)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	12,450,460	$-	$-	$-	$-	$-	$12,450,460
	$12,450,460	$-	$-	$-	$-	$-	$12,450,460

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the nine months ended September 30, 2017
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,334,052	-	-	-	-	2,334,052

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	3,765,816	-	-	-	3,765,816

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	14,517,323	-	-	-	14,517,323

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	37,555,254	-	-	-	37,555,254

Macau Eiji Company Limited (“MEIJI”)	-	-	-	19,582,042	-	-	19,582,042

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	50,476,389	-	50,476,389
	$-	$2,334,052	$55,838,391	$19,582,042	$50,476,389	$-	$128,230,874

COST OF SERVICES

	For the nine months ended September 30, 2017
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (6)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	11,016,962	-	-	-	-	-	11,016,962
	$11,016,962	$-	$-	$-	$-	$-	$11,016,962

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the nine months ended September 30, 2016
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$44,401,078	$44,401,078

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	5,664,598	-	-	-	-	5,664,598

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	9,373,214	-	-	-	9,373,214

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	23,879,210	-	-	-	23,879,210

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	55,598,165	-	-	-	55,598,165

Macau Eiji Company Limited (“MEIJI”)	-	-	-	20,392,263	-	-	20,392,263

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	43,452,904	-	43,452,904
	$-	$5,664,598	$88,850,589	$20,392,263	$43,452,904	$44,401,078	$202,761,432

COST OF SERVICES

	For the nine months ended September 30, 2016
	Continuing operations					Discontinued operations
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Fishery Development Division (6)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	35,377,800	-	-	-	-	-	35,377,800
	$35,377,800	$-	$-	$-	$-	$-	$35,377,800

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

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

As of September 30, 2017, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA, SJAP and QZH since they are exempt from EIT for the nine months ended September 30, 2017 and 2016 as they are within the agriculture, and cattle sectors.

No EIT has been provided in the financial statements of JFD since they are exempt from EIT for the nine months ended September 30, 2016.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Hong Kong

No Hong Kong profits tax has been provided in the consolidated financial statements of TRW, since these entities did not earn any assessable profits arising in Hong Kong for the nine months ended September 30, 2016.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the nine months ended September 30, 2017 and 2016.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the nine months ended September 30, 2017 and 2016.

No deferred tax assets and liabilities are of September 30, 2017 and December 31, 2016 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

SIAF	$-	$-	$-	$-
SAFS	-	-	-	-
TRW	-	-	-	-
MEIJI and APWAM	-	-	-	-
JHST, JFD, JHMC, SJAP, QZH and HSA	-	-	-	-
	$-	$-	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the nine months ended September 30, 2017 and 2016. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME FROM DISCONTINUED OPERATIONS

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of US$238.32 million from respective third parties and the master technology license at fair value of US$30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in the consolidated statement of profit and loss account of the Company for the year ended December 31, 2016. On October 1, 2016, SIAF took all assets and liabilities of TRW and JFD except plant and equipment - fish farm. The Company intends to convert the amount due from and into equity interest in its unconsolidated equity investee ($40,788,236) during the fourth quarter 2017, which would result in an equity interest in TRW increasing from its current 23.89% to 36.60%.

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

Net income from discontinued operations

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Revenue
-Sale of goods	$-	$12,460,878	$-	$57,480,332
Cost of sales	-	(9,291,339)	-	(44,401,078)
Gross profit	-	3,169,539	-	13,079,254

General and administrative expenses	-	(270,028)	-	(791,347)

Income from operations	-	2,899,511	-	12,287,907
Interest income/(expenses)	-	617	-	323
Net income from discontinued business	-	2,900,128	-	12,288,230
Provision for income taxes	-	-	-	-
Net income from discontinued operations	-	2,900,128	-	12,288,230
Less: Net income attributable to the non-controlling interest	-	(132,3532)	-	(820,973)

Net income from discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries	$-	$2,767,775	$-	$11,467,257

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	CASH AND CASH EQUIVALENTS

	September 30, 2017	December 31, 2016

Cash and bank balances	$1,865,684	$2,576,058

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

As of September 30, 2017, inventories are as follows:

	September 30, 2017	December 31, 2016

Sleepy cods, prawns, eels and marble goby	-	481,509
Beef and mutton	23,435,619	13,217,456
Bread grass	1,423,165	2,115,815
Beef cattle	6,638,851	6,814,132
Organic fertilizer	19,451,282	15,901,153
Forage for cattle and consumable	8,787,059	6,536,517
Raw materials for bread grass and organic fertilizer	18,534,940	15,829,424
Immature seeds	2,074,281	1,696,266
	$80,345,197	$62,592,272

9.	DEPOSITS AND PREPAYMENTS

	September 30, 2017	December 31, 2016

Deposits for
- purchases of equipment	$6,733,546	$5,555,471
- acquisition of land use rights	3,373,110	3,373,110
- inventories purchases	15,685,124	13,729,305
- aquaculture contracts	2,261,538	2,261,538
- consulting service providers and others	6,317,702	8,150,000
- construction in progress	13,871,440	13,719,339
- issue of shares as collateral	35,250,553	26,493,841
Prepayments - debts discounts and others	3,812,152	5,007,015
Shares issued for employee compensation and overseas professional and bond interest	302,738	3,982,812
Others	6,327,576	2,573,535
	$93,935,479	$84,845,966

10.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2017 and December 31, 2016. Bad debts written off for the three months ended and the nine months ended September 30, 2017, and 2016 are $0.

Aging analysis of accounts receivable is as follows:

	September 30, 2017	December 31, 2016

0 - 30 days	$16,093,379	$28,550,628
31 - 90 days	23,944,325	29,905,888
91 - 120 days	11,707,115	39,219,847
over 120 days and less than 1 year	53,410,424	25,235,723
over 1 year	-	-
	$105,155,243	$122,912,086

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER RECEIVABLES

	September 30, 2017	December 31, 2016

Advanced to employees	$326,587	$260,007
Advanced to suppliers	14,655,824	9,428,841
Advanced to customers	18,635,244	19,469,256
Advanced to developers	16,032,772	7,500,000
Others	9,138,954	10,462,696
	$58,789,381	$47,120,800

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

The Company entered loan agreements with suppliers, customers and developers to assist them to procure project loans.

12.	PLANT AND EQUIPMENT

	September 30, 2017	December 31, 2016

Plant and machinery	$7,203,563	$6,022,686
Structure and leasehold improvements	171,577,557	163,414,025
Mature seeds and herbage cultivation	44,206,623	28,781,286
Furniture and equipment	912,754	827,356
Motor vehicles	963,254	926,511
	224,863,751	199,971,864

Less: Accumulated depreciation	(17,242,391)	(10,244,637)
Net carrying amount	$207,621,360	$189,727,227

Depreciation expense was $2,491,515, $1,142,872, $6,997,754 and $3,406,801 for the three months ended and the nine months ended September 30, 2017 and 2016, respectively.

14.	CONSTRUCTION IN PROGRESS

	September 30, 2017	December 31, 2016

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$4,670,785	$4,474,428
- Oven room, road for production of dried flowers	5,155,478	3,603,863
- Organic fertilizer and bread grass production plant and office building	3,341,861	622,036
- Rangeland for beef cattle and office building	10,558,715	8,674,515
- Fish pond	17,782,371	17,782,371
	$41,509,210	$35,157,213

15.	LAND USE RIGHTS

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	LAND USE RIGHTS (CONTINUED)

	September 30, 2017	December 31, 2016

Cost	$64,703,394	$62,300,409
Less: Accumulated amortization	(10,199,388)	(8,626,719)
Net carrying amount	$54,504,006	$53,673,690

Amount

Balance @1.1.2016	$65,961,071
Exchange difference	(3,660,662)
Balance @12.31.2016	$62,300,409
Exchange difference	2,402,985
Balance @9.30.2017	$64,703,394

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 30 to 60 years. Amortization of land use rights was $567,309, $361,634, $1,572,669 and $1,053,668 for the three months and the nine months ended September 30, 2017 and 2016 respectively.

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

	September 30, 2017	December 31, 2016

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

17.	PROPRIETARY TECHNOLOGIES

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	PROPRIETARY TECHNOLOGIES (CONTINUED)

	September 30, 2017	December 31, 2016

Cost	$11,184,696	$11,108,131
Less: Accumulated amortization	(1,465,018)	(1,017,434)
Net carrying amount	$9,719,678	$10,090,697

Amortization of proprietary technologies was $152,440, $145,055, $447,584 and $429,937 for the three months and the nine months ended September 30, 2017 and 2016, respectively.  No impairments of proprietary technologies have been identified for the three months and the nine months ended September 30, 2017 and 2016.

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

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended December 31, 2016. On October 1, 2016, SIAF took up all assets and liabilities of TRW and JFD except plant and equipment - fish farm. The Company intends to convert the amount due from and into equity interest in its unconsolidated equity investee ($40,788,236) during the fourth quarter 2017, which would result in an equity interest in TRW increasing from its current 23.89% to 36.60%.

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for $150,806.

	September 30, 2017	December 31, 2016

Investments at cost
- TRW	$124,657,542	$83,869,286
- HITT	160,670	144,154
Amount due from a consolidated equity investee - TRW	14,438,797	55,120,003
Share of post-acquisition profits	5,262,524	-
	$144,519,533	$139,133,443

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	LONG TERM INVESTMENT

	September 30, 2017	December 31, 2016

Investment in Huangyuan County Rural Credit Union	$753,352	$720,773
Less: Accumulated impairment losses	-	-
	$753,352	$720,773

20.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		September 30, 2017	December 31, 2016
A	Trade center	*	$4,086,941	$4,086,941
B	Fish Farm 2 GaoQiqiang Aquaculture	*	6,000,000	6,000,000
C	Cattle farm 2	*	5,558,057	5,558,057
			$15,644,998	$15,644,998

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of Semptember 30, 2017, the percentages of equity stakes of A (trade center), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

21.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of September 30, 2017, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2017, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2017, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	September 30, 2017	December 31, 2016

Costs	$8,208,913	$7,288,360
Estimated earnings	6,740,288	5,846,890
Less: Billings	(13,700,014)	(12,394,266)
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,249,187	$740,984

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	September 30, 2017	December 31, 2016

Billings	$40,590,477	$24,115,354
Less: Costs	(23,404,302)	(13,907,143)
Estimated earnings	(11,583,494)	(7,577,459)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,602,681	$2,630,752

(iii)	Overall

	September 30, 2017	December 31, 2016

Billings	$54,290,491	$36,509,620
Less: Costs	(31,613,215)	(21,195,503)
Estimated earnings	(18,323,782)	(13,424,349)
Billing in excess of costs and estimated earnings on uncompleted contracts	$4,353,494	$1,889,768

23.	OTHER PAYABLES

	September 30, 2017	December 31, 2016

Due to third parties	$3,806,880	$451,195
Due to debts loan	7,692,222	4,797,332
Promissory notes issued to third parties	14,492,221	11,192,117
Due to local government	1,288,233	713,565
	$27,279,556	$17,154,209

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(14,492,221)	(11,192,117)
Due to debts loan	(7,692,222)	-
Amount classified as current liabilities	$5,095,113	$5,962,092

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

As of September 30, 2017, the Company issued 1,344,098 shares of common stock as collateral to secure debts loan of $7,692,222.

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

Short term bank loan

Name of lender	Interest rate	Term	September 30, 2017		December 31, 2016

Da Tong National Development Rural Bank Limited
Da Tong County, Xining City, Qinghai Province, the P.R.C.	10%	July 14 ,2016 - May 28, 2017	$-		$2,883,090
Da Da Tong National Development Rural Bank Limited
Da Tong County, Xining City, Qinghai Province, the P.R.C.	10%	June 7, 2017 - June 6, 2018	1,506,705	^+@	-
			$1,506,705		$2,883,090

Long term bank loan

Name of lender	Interest rate	Term	September 30, 2017		December 31, 2016

China Development Bank Beijing City, the P.R,C.	5.39%	December 9, 2016 - December 15, 2026	$6,026,819	^*#	$5,766,182

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

^	personal and corporate guaranteed by third parties.

*	secured by land use rights with net carrying amount of $309,257 (12.31.2016: $416,973).

+	secured by property and equipment with net carrying amount of $870,736 (12.31.2016: $ 1,036,889).

@	secured by land use rights with net carrying amounts of $330,507 (12.31.2016: $363,092).

#	repayable $72,078, $216,232, $288,308, $432,464, $432,464, $720,773, $720,773, $1,441,545 and $1,702,182 in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, respectively (31.12.2016: repayable $72,078, $216,232, $288,308, $432,464, $432,464, $720,773, $720,773, $1,441,545 and $ 1,441,545 in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, respectively).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	NEGOTIABLE PROMISSORY NOTES

On August 29, 2015, TRW issued negotiable promissory notes to three fund companies and one individual for $3,450,000 and the company acted as guarantor for repayment. As of October 1, 2016, the Company entered assignment agreement with TRW to take up liabilities of negotiable promissory notes.

	September 30, 2017	December 31, 2016

Negotiable promissory notes	$368,462	$1,113,140

Principal amount:	$135,479 (12.31.2016: $1,035,479)
Interest payable:	$232,983 (12.31.2016: $77,661)
Interest rate:	2.5% (12.31.2016: 2.50% %) per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Default interest rate	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Interest payment	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
Issue date:	August 29, 2015 and October 12, 2015
Repayment date:	Repaid in full within 283 calendar days from the issue of notes
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company, the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event”) from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur.
Security:	Corporate guarantee by the Company

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of September 30, 2017 and December 31, 2016 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

There were 0 shares of Series B convertible preferred stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of September 30, 2017 and December 31, 2016 are 0 shares and grand total issued and outstanding preferred stock as of September 30, 2017 and December 31, 2016 are 100 shares.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock:

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

The Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 27,000,000 to 50,000,000 and the amendment was filed on on August 24, 2017 with an effective date of August 25, 2017.

During the three months ended September 30, 2017, the Company issued 2,382,246 shares of common stock valued at fair value of $1.40 amounting to $3,335,144 as additional collateral to secure loan and trade facility shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

During the nine months ended September 30, 2017, the Company issued (i) 425,103 shares of common stock to employees and directors valued at fair value of $3.45 per share for $403,650 for employee compensation; (ii) 4,074,979 shares of common stock valued at fair value ranging from $1.4 to $5.15 amounting to $12,054,044 as additional collateral to secure loan and trade facility and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

The Company has 27,811,573 and 22,726,859 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

Lease expenses were $42,790, $42,790, $126,569 and $226,524 for the three months ended and the nine months ended September 30, 2017 and 2016, respectively.

The future minimum lease payments as of September 30, 2017, are as follows:

Year ending December 31, 2017	$45,790
Year ending December 31, 2018 and thereafter	123,680
$169,470

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	STOCK BASED COMPENSATION

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

The Company calculated stock based compensation of $4,386,463 and recognized $100,912, $1,990,972, $4,083,725 and $2,354,153 for the three months and the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the deferred compensation balance for staff was $302,738 and the deferred compensation balance of $302,738 was to be amortized over 9 months beginning on October 1, 2017.

29.	CONTINGENCIES

As of September 30, 2017 and December 31, 2016, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

The Company entered into loan and pledge agreement with a Shanghai, P.R.C. based lender (the “lender”) The lender has various trading facilities and has agreed to allow the Company or its nominee to use parts of trading facilities up to an amount of $20 million (31.12.2016: $20 million) to be used in tranches and revolved up to a period of three years, of which $16,626,325 (31.12.2016: $13,982,640) was utilized.

30.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the nine months ended September 30, 2017 and 2016, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $850,274 and $2,070,390 as of September 30, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Tri-way Industries Limited, (“TRW’) Unconsolidated equity investee	Included in interest in unconsolidated equity investee, due from Tri-way Industries Limited is $14,438,797 and $55,120,003 as of September 30, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable, due from Tri-way Industries Limited is $21,767,182 and $15,771,795 as of September 30, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has consulting and service income from development contracts of $2,978,371, $0, $16,167,636 and $0 from Tri-way Industries Limited for the three months and the nine months ended September 30, 2017 and 2016, respectively.

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

	Three months ended September 30, 2017	Three months ended September 30, 2016
		(Restated)
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share - continuing and discontinued operations	$3,450,848	$21,292,477
Net income used in computing basic earnings per share - continuing operations	$3,450,848	$18,524,702
Basic earnings per share - continuing and discontinued operations	$0.14	$1.04
Basic earnings per share - continuing operations	$0.14	$0.91
Basic weighted average shares outstanding	24,231,617	20,376,225

	Three months ended September 30, 2017	Three months ended September 30, 2016
		(Restated)
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$3,450,848	$21,292,477
Convertible note interest	526,543	404,877
Net income used in computing diluted earnings per share	$3,977,391	$21,697,354

Diluted earnings per share - continuing and discontinued operations	$0.15	$0.95

	Three months ended September 30, 2017	Three months ended September 30, 2016

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$3,450,848	$18,524,702
Convertible mote interest	526,543	404,877
Net income used in computing diluted earnings per share	$3,997,391	$18,929,579

Diluted earnings per share - continuing operations	$0.15	$0.83

Basic weighted average shares outstanding	24,231,617	20,376,225

Add:
weight average of common stock convertible from convertible note payables	2,126,141	2,378,667

Diluted weighted average shares outstanding	26,357,758	22,754,892

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.	EARNINGS PER SHARE (CONTINUED)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
		(Restated)
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share - continuing and discontinued operations	$12,524,713	$48,695,453
Net income used in computing basic earnings per share - continuing operations	$12,524,713	$37,228,196
Basic earnings per share - continuing and discontinued operations	$0.62	$2.45
Basic earnings per share - continuing operations	$0.62	$1.87
Basic weighted average shares outstanding	20,309,014	19,900,082

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
		(Restated)
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$12,524,713	$48,695,453
Convertible note interest	1,579,630	1,466,044
Net income used in computing diluted earnings per share	$14,104,343	$50,161,497

Diluted earnings per share - continuing and discontinued operations	$0.63	$2.24

	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$12,524,713	$37,228,196
Convertible mote interest	1,579,630	1,466,044
Net income used in computing diluted earnings per share	$14,104,343	$38,694,240

Diluted earnings per share - continuing operations	$0.63	$1.72

Basic weighted average shares outstanding	20,309,014	19,900,082

Add:
weight average of common stock convertible from convertible note payables	2,187,382	2,534,765

Diluted weighted average shares outstanding	22,496,396	22,434,847

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

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of Part I of this Form 10-Q.

 Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(SJAP, QZH and HSA)
Plantation Division	(JHST)
Cattle Farm Division	(MEIJI and JHMC)
Corporate & Others Division	(SIAF)
Fishery Division	(CA)

A summary of each business division is described below:

•	Beef and Organic Fertilizer Division refers to:

(i)	The operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers and, (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH. The sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a fully owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”); as such, the financial statements of these two companies (SJAP and QZH), as well as those of HAS (described immediately below) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

•	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

•	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

•	Corporate & Others Division refers to the business operations of Capital Award Inc. and Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

•	Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

Capital Award generates revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its A Power Module Technology Systems (“APM”) as follows:

A. Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations.

B. Seafood Sales from CA’s projected farms: which is now a dis-continued operation.

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for three months ended September 30, 2017 compared to the three months ended September 30, 2016.

A (1) Income Statements (Unaudited)

	Three months ended	Three months ended
In $	September 30, 2017	September 30, 2016	Difference	Note
Continuing operations
Revenue	48,392,933	111,657,580	(63,264,647)	1
Consulting, services, commission and management fee	2,978,371	23,377,355	(20,398,984)
Sale of goods	45,414,562	88,280,225	(42,865,663)
Cost of goods sold and services	41,846,579	81,472,200	(39,625,621)	2
Consulting, services, commission and management fee	2,234,070	12,450,460	(10,216,390)
Sale of goods	39,612,509	69,021,740	(29,409,231)
Gross Profit	6,546,354	30,185,380	(23,639,026)	3
Consulting, services, commission and management fee	744,301	10,926,895	(10,182,594)
Sale of goods	5,802,053	19,258,485	(13,456,432)
Other income (expenses)	(327,128)	292,670	(619,798)
General and administrative expenses	(3,254,065)	(4,741,686)	1,487,621	4
Net income (expenses) before income tax	2,965,161	25,736,364	(22,771,203)
Net Income from continuing operations	2,965,161	25,736,364	(22,771,203)
Income on investment	1,379,672	-	1,379,672	4.a.
Less: Net( income) loss attributable to Non - controlling interest	(893,985)	(7,211,439)	6,317,454	5
Net income from continuing operations attributable to SIAF Inc. and subsidiaries	3,450,848	18,524,925	(15,074,077)
Discontinued operations
Net income from discontinued operations	-	2,900,004	(2,900,004)
Less: Net ( income) loss attributable to Non - controlling interest	-	(132,452)	132,452
Net income from discontinuing operations attributable to SIAF Inc. and subsidiaries		2,767,552	(2,767,552)
Net income attributable to SIAF Inc. and subsidiaries	3,450,848	21,292,477	(17,841,629)
Other comprehensive income (loss) Foreign currency translation gain (loss)	569,938	(1,793,042)	2,362,980
Comprehensive income	4,020,786	19,499,435	(15,478,649)
Less: other comprehensive (income) loss attributed to the non-controling interest	(983,217)	226,668	(1,209,885)
Comprehensive income attributed to Sino Agro Food, Inc and subsidiaries	3,037,569	19,726,103	(16,688,534)

Weighted average number of shares outstanding
- Basic	24,231,617	20,376,225	3,855,392
- Diluted	26,357,758	22,754,892	3,602,866
From continuing and discontinued operations				6
Basic	0.14	1.04	(0.90)
Diluted	0.15	0.95	(0.80)	6.a.

From continuing operations
Basic	0.14	0.91	(0.77)
Diluted	0.15	0.81	(0.66)

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

•	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, management and technology etc.

The table below shows the segmental sales, gross profit and corresponding cost of sales for the three months ended September 30, 2017 (Q3 2017) compared to the three months ended September 30, 2016 (Q3 2016).

In US$		Sales of goods		Cost of Goods sold		Sales of Goods’ Gross profit
		2017Q3	2016Q3	2017Q3	2016Q3	2017Q3	2016Q3

SJAP	Sales of live cattle	1,988,257	7,119,057	1,898,480	5,937,538	89,777	1,181,519
	Sales of feedstock			-		-
	Bulk Livestock feed	991,871	1,622,283	456,382	730,130	535,489	892,154
	Concentrate livestock feed	2,715,027	4,471,123	1,537,340	2,480,922	1,177,687	1,990,201
	Sales of fertilizer	587,034	841,942	397,188	561,443	189,846	280,499
	SJAP Total	6,282,189	14,054,405	4,289,390	9,710,033	1,992,799	4,344,372
	* QZH’s (Slaughter & Deboning operation)	-	330,754		143,320		187,434
	** QZH’s (Deboning operation)			-		-	-
	on cattle & Lamb locally supplied	1,204,236	4,460,323	1,081,470	3,406,372	122,766	1,053,951
	on imported beef and mutton	11,901,696	24,603,451	11,573,026	19,992,621	328,670	4,610,830
	Sales of live cattle		-	-	-	-
	QZH Total	13,105,932	29,394,528	12,654,496	23,542,313	451,436	5,852,215
HSA	Sales of Organic fertilizer	928,982	908,272	803,411	701,757	125,571	206,515
	Sales of Organic Mixed Fertilizer	740,702	4,339,940	425,440	2,361,635	315,262	1,978,305
	HSA Total	1,669,684	5,248,212	1,228,851	3,063,392	440,833	2,184,820
	SJAP’s & HS.A./Organic fertilizer total	21,057,805	48,697,145	18,172,737	36,315,738	2,885,068	12,381,407
JHST	Sales of Fresh HU Flowers	22,399	475,340	20,420	196,554.86	1,979	278,785
	Sales of Dried HU Flowers	628,063	5,173,014	604,913	2,122,825	23,150	3,050,189
	Sales of Dried Immortal vegetables		-	-	-	-	-
	Sales of Vegetable products	836,003	1,043,786	623,362	690,501	212,641	353,285
	JHST/Plantation Total	1,486,465	6,692,140	1,248,695	3,009,881	237,770	3,682,259
MEIJI				-		-
	Sale of Live cattle (Aromatic)	7,281,156	9,658,454	6,319,872	9,119,428	961,284	539,026
	MEIJI / Cattle farm Total	7,281,156	9,658,454	6,319,872	9,119,428	961,284	539,026
SIAF				-		-
	Sales of goods through trading/import/export activities			-		-
	on seafood	7,467,142	10,126,889	6,651,655	8,927,273	815,487	1,199,616
	on imported beef and mutton	8,121,994	13,105,597	7,219,550	11,649,420	902,444	1,456,177
	SIAF/ Others & Corporate total	15,589,136	23,232,486	13,871,205	20,576,693	1,717,931	2,655,793
				-
Group Total		45,414,562	88,280,225	39,612,509	69,021,740	5,802,054	19,258,485

Increases/(decrease) of Q3 2017 to Q3 2016 in $		-42,865,663				-13,456,431
Increases / (increase) of Q3 2017 to Q3 2016 in %		-49%				-70%

Overall comparison of Q3 2017 to Q3 2016

The Company’s revenues generated from the sale of goods was $45,414,562 for the quarter period ending September 30, 2017 compared to $88,280,225 for the same period ended September 30, 2016, reflecting a decrease of 49%, or $42,865,663.

The Company’s cost of goods sold $39,612,509 for the quarter period ending September 30, 2017 compared to $69,021,740 for the same period ended September 30, 2016, reflecting a decrease of 43%, or $29,409,231.

Gross profits of the Company generated from goods sold $5,802,053 for the quarter period ending September 30, 2017 compared to $19,258,485 for the same period ended September 30, 2016 representing a decrease of 70%, or $13,456,431.

The overall lower performance is primarily due to (i) sales of goods in the “Fishery Sector (or CA’s sales of goods)” is now discontinued and recorded as investment income, (ii) the continuously unstable, depressed local cattle and beef industry led to poorer performance in concentrated live-stock feed and deboning of the imported beef.

Details of each segment are being described below:

•	1. (i) Beef and Organic Fertilizer Division refers to operation of SJAP and QZH

		2017Q3	2016Q3	2017Q3	2016Q3	2017Q3	2016Q3

SJAP	Sales of live cattle	1,988,257	7,119,057	1,898,480	5,937,538	89,777	1,181,519
	% of increase / decrease	-72%				-92%
	Decrease in $	(5,130,800)				(1,091,742)
	Sales of feedstock
	Bulk Livestock feed	991,871	1,622,283	456,382	730,130	535,489	892,154
	Concentrate livestock feed	2,715,027	4,471,123	1,537,340	2,480,922	1,177,687	1,990,201
	% of increase / decrease	-39%				-41%
	Decrease in $	(1,756,096)				(812,514)
	Sales of fertilizer	587,034	841,942	397,188	561,443	189,846	280,499
	SJAP Total	6,282,189	14,054,405	4,289,390	9,710,033	1,992,799	4,344,372
	* QZH’s (Slaughter & Deboning operation)	-	330,754		143,320		187,434
	** QZH’s (Deboning operation)			-		-
	on cattle & Lamb locally supplied	1,204,236	4,460,323	1,081,470	3,406,372	122,766	1,053,951
	on imported beef and mutton	11,901,696	24,603,451	11,573,026	19,992,621	328,670	4,610,830
	% of increase / decrease	-52%				-93%
	decreases in $	(12,701,755)				(4,282,160)
	Sales of live cattle	-		-			-
	QZH Total	13,105,932	29,394,528	12,654,496	23,542,313	451,436	5,852,215

	SJAP and QZH total	19,388,121	43,448,933	16,943,886	33,252,346	2,444,235	10,196,587
	% of increase / decrease	-55%				-76%
	decreases in $	(24,060,812)				(7,752,352)

As illustrated in the Table above, when comparing Q3 2017 against the same period in 2016, the losses in revenue (negative variance of $24 million, or -55%) and gross profit (negative variance of 7.75 million, or -76%) was primarily due to the continuously depressed cattle market, in which, during the Q3 2017, SJAP only sold cattle grown in its own farm without any sales from its cooperative farmers, also reflecting poor results in the sales revenue and gross profit of concentrated livestock feed, which had decreased by $1.76 million (a decrease of -39%) and $0.8 million (a decrease of 41%), respectively.

Sales revenue and gross profit of deboning and packaging imported beef meats decreased by $12.7 million (a decrease of -52%) and 4.2 million (a decrease of -93%), respectively primarily due to the increase of outside competition coming into the market, thus reducing the Company’s market share and profits, accordingly.

In view of the situation referenced above, which has been ongoing for more than 12 months, and, in addition, has seen the Central Government’s request for upgrades to the facilities due to more stringent environmental policies, requiring additional expended capital, SJAP’s management has decided to temporarily cease QZH’s operation beginning in October 2017, until such time as an effective solution is found.

The table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the quarterly period ended September 30, 2017 compared to the same period ended September 30, 2016 of the beef and organic fertilizer divisions.

	Description of items
SJAP	Cattle Operation		2017Q3	2016Q3	Difference
	Production and Sales of live cattle	Heads	853	3,230	-2,377	A.4.1
	Average Unit sales price	US$/head	2,331	2,204	127
	Unit cost prices	US$/head	2,226	1,838	387
	Production and sales of feedstock
	Bulk Livestock feed	MT	5,627	9,013	-3,386	A.4.2
	Average Unit sales price	US$/MT	176	180	-4
	Unit cost prices	US$/MT	81	81	0
	Concentrated livestock feed	MT	6,330	9,967	-3,637	A.4.3
	Average Unit sales price	US$/MT	429	449	-20
	Unit cost prices	US$/MT	243	249	-6
	Production and sales of fertilizer	MT	3,420	6,341	-2,921	A.4.4
	Average Unit sales price	US$/MT	172	133	39
	Unit cost prices	US$/MT	116	89	28
* QZH (Slaughter & De-boning operation)
	Slaughter operation
	Slaughter of cattle	Heads		850	-850	A.4.5
	Service fee	US$/Head		10	-10
	Sales of associated products	Pieces		850	-850
	Average Unit sales price	US$/Piece		379	-379
	Unit cost prices	US$/Piece		169	-169
	De-boning & Packaging activities					A. 4.6.
	From Cattle supplied locally
	De-boned Meats	MT	361	478	-117
	Average Unit sales price	US$/MT	3,336	9,329	-5,993
	Unit cost prices	US$/MT	2,996	7,125	-4,129
	From imported beef	MT	1,653	2,707	-1,054
	Average Unit sales price	US$/MT	7,200	9,089	-1,889
	Unit cost prices	US$/MT	7,001	7,386	-384

The decrease in the sales of bulk and concentrated stock feed was 3,386 MT in bulk feed from 9,013 MT in Q3 2016 to 5,627 MT in Q3 2017, and 3,637 MT in concentrated feed from 9,967 MT in Q3 2016 to 6,330 MT in Q3 2017, again for the same reasons as mentioned above.

The big difference in unit prices of the de-boned local meat is mainly due to this quarter’s meat sales were derived from the clearance of old stock, at reduced prices.

1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

In US$		Sales of goods		Cost of good sold		Gross Profit
		2017Q3	2016Q3	2017Q3	2016Q3	2017Q3	2016Q3
HS.A	Sales of Organic fertilizer	928,982	908,272	803,411	701,757	125,571	206,515
	Sales of Organic Mixed Fertilizer	740,702	4,339,940	425,440	2,361,635	315,262	1,978,305
	HS.A Total	1,669,684	5,248,212	1,228,851	3,063,392	440,833	2,184,820
	% of increase or decrease (-)	-68%		-60%		-80%

			2017Q3	2016Q3	difference
HSA	Fertilizer and Cattle operation				-
	Organic Fertilizer	MT	6,082	3,593	2,489
	% of increase or decrease (-)		69.27%
	Average Unit sales price	US$/MT	153	245	-92
	Unit cost prices	US$/MT	132	192	-60
	Organic Mixed Fertilizer	MT	1,796	10,040	-8,244
	% of increase or decrease (-)		-82%
	Average Unit sales price	US$/MT	412	432	-20
	Unit cost prices	US$/MT	237	235	2
	Retailing packed fertilizer (For super marlet sales)	MT		37	-37
	% of increase or decrease (-)
	Average Unit sales price	US$/MT		725	-725
	Unit cost prices	US$/MT		365	-365

During Q3 2017, HSA improved its production and sales of organic fertilizer by 2,489 MT from Q3 2016’s 3,593 MT to Q3 2017’s 6,082 MT primarily due to the drop of unit sale prices from Q3 2016’s $245 MT to Q3 2017’s $153 MT which was mainly due to increasing competition in the Fertilizer Trade; the sales on Organic Mixed Fertilizer has dropped by 8,244 MT compared between Q3 2016 and Q3 2017 mainly due to the late start-up of this section’s remodeled/retrofitted production plant operating only one month, during the quarter.

Without incurring further capital expenditure at this juncture until such time as self-generated results allow, HAS’s sales improved by $0.7 million from Q2 2017’s $0.9 million to Q3 2017’s $1.6 million with improved gross profit by $0.3 million from Q2 2017’s $0.17 million to Q3 2017’s $0.48 million.

•	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”). JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods’ Gross profit
		2017Q3	2016Q3	2017Q3	2016Q3	2017Q3	2016Q3
JHST	Sales of Fresh HU Flowers	22,399	475,340	20,420	196,555	1,979	278,785
	Sales of Dried HU Flowers	628,063	5,173,014	604,913	2,122,825	23,150	3,050,189
	Sales of Dried Immortal vegetables		-	-	-	-	-
	Sales of Other Value added products	836,003	1,043,786	623,362	690,501	212,641	353,285
	JHST/Plantation Total	1,486,465	6,692,140	1,248,695	3,009,881	237,770	3,682,259
	Increases / (decrease) in $	(5,205,675)				(3,444,488)
	% of increases / (decrease)	-78%				-94%

Description of items		2017Q3	2016Q3	Differences
Fresh HU Flowers	Pieces	248,808	3,285,600	-3,036,792
Average Unit sales price	US$/piece	0.09	0.14	-0.05
Unit cost prices	US$/piece	0.08	0.06	0.02
Dried HU Flowers	MT	125.0	446	-321
Average Unit sales price	US$/MT	5,025	11,599	-6,574
Unit cost prices	US$/MT	4,839	4,760	80
Dried Immortal vegetables	MT
Average Unit sales price	US$/MT
Unit cost prices	US$/MT
Vegetable products	MT	776	1,381	-605
Average Unit sales price	US$/MT	1,077	756	321
Unit cost prices	US$/MT	803	500	303

Revenue from our plantation division decreased by $5.2 million (or 78%), from $6.7 million for Q3 2016 to $1.5 million for Q3 2017. The decrease was primarily due to lower prices both in fresh flowers by $0.05/piece and dried flowers by $6,574/MT, primarily due to the poorer quality of flowers, which in turn resulted from root diseases caused by excessive rain during the past few years.

JHST is experimenting with many different crops and other biological plant products aiming at the development of more stable crops and/or products that will eventually help the Company to develop the plantation into much larger economical scale of operation free from effects caused by the vagaries of weather in Guangdong Province. To date, our experimental crop of Passion Fruits harvested during the quarter had good reception with reasonable and stable prices averaging over RMB20/kg (or approximately US$3/kg)m which is encouraging; consequently, we are working on improving the yield per acre targeting to start commercial production in spring 2018 with about 100 acres; at the same time we have successfully attracted the interest of a health-products purveyor to market our Immortal vegetable plants (“IVP”) under their brand label via their e-commerce platform with shipments covering all corners of China. In this respect, we are redesigning and repackaging our IVPs with the aim to have this sale program launched with commercial harvests beginning from spring of 2018.

•	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who are selling them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods’ Gross profit
		2017Q3	2016Q3	2017Q3	2016Q3	2017Q3	2016Q3

MEIJI
(CF1)	Sale of Live cattle (Aromatic)	7,281,156	9,658,454	6,319,872	9,119,428	961,284	539,026
	MEIJI / Cattle farm Total	7,281,156	9,658,454	6,319,872	9,119,428	961,284	539,026
	Increases / (decrease) in $	-2,377,298				422,258
	% of increase or (decrease)	-25%				78%

MEIJI	Production and sale of Live cattle (Aromatic)	Heads	4,731	4,417	314
CF1	Average Unit sales price	US$/head	1,539	2,187	-648
	Unit cost prices	US$/head	1,336	2,065	-729

Cattle Farm 1 revenue decreased sales by $2,377,298 (or 25%) from Q3 2016’s $9,658,454 to Q3 2017’s $7,281,156 while gross profit increased by $422,258 (or 78%) from $539,026 in Q3 2016 to Q3 2017’s $961,284, reflecting price-points of the local “Yellow Cattle” breed.

•	Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods’ Gross profit
		2017Q3	2016Q3	2017Q3	2016Q3	2017Q3	2016Q3

SIAF
	Sales of goods through trading/import/export activities
	on seafood	7,467,142	10,126,889	6,651,655	8,927,273	815,487	1,199,616
	Increases / (decrease) in $	-2,659,747				-384,129
	% of increases / (decrease)	-26%				-32%
	on imported beef and mutton	8,121,994	13,105,597	7,219,550	11,649,420	902,444	1,456,177
	Increases / (decrease) in $	(4,983,603)				(553,733)
	% of increases / (decrease)	-38%				-38%
	SIAF/ Others & Corporate total	15,589,136	23,232,486	13,871,205	20,576,693	1,717,931	2,655,793
	Increases / (decrease) in $	(7,643,350)				(937,862)
	% of increases / (decrease)	-33%				-35%

	Description of items
			2017Q3	2016Q3	Difference
SIAF	Seafood trading from imports
	Mixed seafoods	MT	400	542	-142
	Average of sales price	US$/MT	18,668	18,702	(34)
	Average of cost prices	US$/MT	16,629	16,486	143
	Beef & Lambs trading from imports	MT	417	1,239	-822
	Average of sales price	US$/MT	19,501	10,578	8,923
	Average of cost prices	US$/MT	17,334	9,402	7,932

Revenue from the corporate division decreased by $7.6 million or (33%) from Q3 2016’s $23.2 million to Q3 2017’s $15.6 million. The decrease was primarily due to our decision to trade in selective products that could maintain certain profit margins developed with selected clients.

Gross profit from the corporate sector decreased by $0.94 million or (35%) from $2.66 million for Q3 2016 to $1.72 million for Q3 2017. The decrease was marginal and will improve as we increase the importing of higher quality products sourced from an increasing number of reputable suppliers.

In this respect, the Company is confident that this segment will continue to improve as the disposable income of China’s middle class continues to grow.

•	5.A. Engineering technology consulting and services:

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table A.5 below shows the revenue, cost of services and gross profit generated from consulting, services, commission and management fee for three months ended September 30, 2016 (Q3 2017).

Revenues (consulting, service, commission and management fee):

			2017Q3	2016Q3	Difference	Description of work

Sales Revenues (Consulting and Services)

		CA	2,978,371	23,377,355	-20,398,984	Working in progress of PF(2), NPF
	Group Total Revenues		2,978,371	23,377,355	-20,398,984
Cost of sales					-
		CA	2,234,070	12,450,460	-10,216,390
	Group Total Cost of sales		2,234,070	12,450,460	-10,216,390
Gross Profit					-
		CA	744,301	10,926,895	-10,182,594
	Group Total Gross Profit		744,301	10,926,895	-10,182,594

	% of increase or (decrease)
	Group revenues		-87%
	Group gross profits		-93%

Revenues decreased by $20.40 million (or 87%) from $23.38 million for Q3 2016 to $2.98 million for Q3 2017. Cost of services for consulting, service, commission and management fees decreased by $10.22 million (or 82%) from $12.45 million for Q3 2016 to $2.23 million for Q3 2017. Gross profit decreased by $10.19 million (or 93%) from $10.93 million for Q3 2016 to $0.74 million for Q3 2017.

The decrease in revenue/cost of sales was primarily due to the current policy of Tri-way (the developer of the Fishery properties) to restrict its development capital expenditures (CapEx) until they have successfully sourced its funding.

The issuance of shares for Q3 2017

•	Total issued and outstanding shares as at 30.09.2017 is at 27,811,573 shares reflecting an increase of 2,382,246 shares for the quarter from Q2 2017’s total issued and outstanding count of 25,429,327 shares. The primarily reason is due to the decrease in the market price of our shares of common stock, from an average of $12 per share in Q3 2015 to $1.40 per share end of Q3 2017, which reduced the overall value of the security (collateral shares), thus requiring the Company to increase its securitized collateral for loans and facilities totaling $36.8 million, consisting of Trade Facility Loans totaling $26.7 m and loans from third parties collectively amounting to $12.6 million, less $2.5 million having been repaid (net $10.1 million), resulting in a total of 8.45 million shares issued as collateral security averaged at $4.35/share, which remains at a favorable margin when compared to the market price of $1.40/share as at 30.09.2017.

Collateral shares do not hold voting or dividend rights and thus do not carry the same ownership rights as the shares of our common stock held by common shareholders of the Company.

The Table below shows the actual increase of shares from year end 2014 to 30.09.2017:

		# of	Total issued and	% of increase Inclusive of the	Effective	Real % of increase
As at		Collateral Shares	outstanding (“I&O”) shares	collateral shares	share count, net of C/S	Net of C/S
31.12.2014	The fully diluted total I&O shares inclusive the B series shares		17,869,786
31.12.2015	The fully diluted total I&O shares inclusive the B series shares		20,133,757	13%	17,917,573	0%
	The Collateralized shares	2,216,184
31.12.2016	The fully diluted total I&O shares inclusive the B series shares		22,726,569	13%	19,249,138	7%
	The Collateralized shares	3,477,431
30.09.2017	The fully diluted total I&O shares inclusive the B series shares		27,811,573	22%	19,366,138	1%
	The Collateralized shares	8,445,435

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

We relied upon Regulation S of the Securities Act of 1933, as amended, for these issuances, none of which was made to US citizens or residents. We believe that Regulation S was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed Regulation S required restrictive legends on all certificates issued;

•	No offers or sales of stock under the Regulation S offering were made to persons in the United States; and

•	No direct selling efforts of the Regulation S offering were made in the United States.

The other income for the three months ended September 30, 2017 amounted to $(327,128) and derived from the combination of (1) Gain on extinguishment of debt $0 (Note 4), Government Grant $0 and other income $4,468 less interest expense of $331,596. The other income for the three months ended September 30, 2016 amounted to $292,670 derived from the combination of (1) Gain on extinguishment of debt $0 (Note 4), Government Grant $1,305,147 and other income $0 less interest expense of $1,012,477.

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

Note (4) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) decreased by $2,168,502 or 38%, from $5,754,163 for Q3 2016 to $3,585,661 for Q3 2017. The decrease was primarily due to decrease in Wages and salaries of $1,685,158 from $2,225,651 for Q3 2016 to $540,493 for Q3 2017, and decrease in office and corporate expenses of $508,985 from $1,481,203 for Q3 2016 to $972,218 for Q3 2017 since part of these costs in the past were associated with discontinued operations, Tri-way, and are now charged to that entity, instead. This change-over also reflected in the decrease in interest expense of $680,881 from $1,012,477 for Q3 2016 to $331,596 for Q3 2017.

Note to Table A 1 Depreciation and Amortization

Depreciation and amortization increased by $1,561,703 or 95% to $3,211,264 for Q3 2017 from $1,649,561 for Q3 2016.The increase was primarily due to the increase of depreciation by $1,348,643 to $2,491,515 for Q3 2017 from depreciation of $1,142,872 for Q3 2016 whereas the increase of amortization by $213,060 to $719,749 for Q3 2017 from amortization of $506,689 for Q3 2016.

In this respect, total depreciation and amortization amounted to $3,211,264 for Q3 2017, out of which amount $1,096,271 was reported under general and administration expenses and $2,114,993 was reported under cost of goods sold; whereas total depreciation and amortization was at $1,649,561 for Q3 2016 and out of which amount $852,427 was reported under General and Administration expenses and $797,134 was reported under cost of goods sold.

Note (5) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

Names of intermediate holdco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.		Total
Abbreviated names	CA	(MEIJI)			(APWAM)

% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	45%
Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)		Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)	Qing Hai Zhonghe Meat product Co.Ltd (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)
				Hunan Shanghua A Power Agriculture Co. Ltd (China
Net income of the P.R.C. subsidiaries for the period ended 30. June 2017 in $		$13,347	$576,549	$86,510	$907,590	$327,727

Equity % of non-controlling interest		25%	25%	24.0%	58.75%	58.75%

Non-controlling interest’s shares of Net incomes in $		$3,337	$144,137	$20,762	$533,209	$192,540	$893,985

The net income attributed to non-controlling interest is $893,985 shared by (JHST, JHMC, HSA, SJAP, QZH and JFD collectively) for Q3 2017 as shown in Table (F) above.

Note (6) to Table A 1 Earnings per share (EPS)

Earnings per share decreased by $0.90 (basic) and $0.80 (diluted) per share from EPS of $1.04 (basic) and$0.95 (diluted) for Q3 2016 to EPS of $0.14 (basic) and $0.15 (diluted) for Q3 2017. The reason for the decrease is primarily due to the decrease of net income attributable to Sino Agro Food, Inc. and subsidiaries by $17.8 million from $21.3 million for Q3 2016 to $3.5 million for Q3 2017.

Part B: Unaudited Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (audited)

Consolidated Balance sheets	September 30,2017	December 31,2016	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	1,865,684	2,576,058	(710,374)	B
Inventories	80,345,197	62,592,272	17,752,925	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,249,187	740,984	508,203
Deposits and prepaid expenses	93,935,479	84,845,966	9,089,513	10
Accounts receivable	105,155,243	122,912,086	(17,756,843)	11
Other receivables	58,789,381	47,120,800	11,668,581
Total current assets	341,340,171	320,788,166	20,552,005
Property and equipment
Property and equipment, net of accumulated depreciation	207,621,360	189,727,227	17,894,133	12
Construction in progress	41,509,210	35,157,213	6,351,997	13
Land use rights, net of accumulated amortization	54,504,006	53,673,690	830,316	14
Total property and equipment	303,634,576	278,558,130	25,076,446
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	9,719,678	10,090,697	(371,019)
Investment in unconsolidated equity investee	144,519,533	139,133,443	5,386,090	15
Long term investment	753,352	720,773	32,579
Temporary deposits paid to entities for investments in future Sino Joint Venture companies	15,644,998	15,644,998	-
Total other assets	171,362,501	166,314,851	5,047,650
Total assets	816,337,248	765,661,147	50,676,101
Current liabilities				16
Accounts payable and accruals	12,552,569	8,789,324	3,763,245
Billings in excess of cost and estimated earnings on uncompleted contracts	5,602,681	2,630,752	2,971,929
Due to a director	850,274	2,070,390	(1,220,116)
Other payables	9,892,445	5,962,092	3,930,353
Borrowings-Short term bank loan	1,506,705	2,883,090	(1,376,385)
Negotiable promissory notes	368,462	1,113,140	(744,678)
Income tax payable	1,227	1,130	97
Total current liabilities	30,774,363	23,449,918	7,324,445
Non-current liabilities
Other payables	17,387,111	11,192,117	6,194,994
Long term debts	6,026,819	5,766,182	260,637
Notes payable	20,058,798	21,314,877	(1,256,079)	16D
Total non-current liabilities	43,472,728	38,273,176	5,199,552
Stockholders’ equity
Common stock	27,811	22,727	5,084
Additional paid-in capital	168,193,890	155,741,280	12,452,610
Retained earnings	467,117,365	454,592,652	12,524,713
Accumulated other comprehensive income	2,209,103	-4,335,355	6,544,458
Treasury stock	-1,250,000	-1,250,000	-
Total SIAF Inc. and subsidiaries’ equity	636,298,169	604,771,304	31,526,865
Non-controlling interest	105,791,988	99,166,749	6,625,239
Total stockholders’ equity	742,090,157	703,938,053	38,152,104
Total liabilities and stockholders’ equity	816,337,248	765,661,147	50,676,101

Note B. Cash and Cash Equivalents

The change in cash and cash equivalents of $(710,374) was derived from cash and cash equivalents of $1,865,684 and $2,576,058 as of September 30, 2017 and December 31, 2016, respectively.

Note (9) Breakdown of inventory

Sept. 30, 2017
$
Bread grass	1,423,165
Beef cattle	6,638,851
Organic fertilizer	19,451,282
Forage for cattle and consumable	8,787,059
Raw materials for bread grass and organic fertilizer	18,534,940
Beef and mutton	23,435,619
Immature seeds	2,074,281

80,345,197

Note (10) Breakdown of Deposits and Prepaid Expenses

Note (10.1)

	Sept. 30. 2017	Note
	$
Deposits for
- purchases of equipment	6,733,547
- acquisition of land use rights	3,373,110	10.1
- inventories purchases	15,685,124
- aquaculture contracts	2,261,538
- consulting service providers and others	6,317,702
- construction in progress	13,871,440
- Collaterals of shares	35,250,553
Prepayments - debts discounts and others	3,812,152
Shares issued for employee compensation and overseas professional and bond interest	302,738
Others	6,327,576
	93,935,479

Note (10.1) Breakdown of Deposit for- acquisition of Land Use Right:

As of September 30, 2017, we have $3,373,110 for a deposit paid for the acquisition of a Land Use Right derived from the following transactions:

•	$3,182,180 (or RMB20,000,000) was full payment made on June 6, 2012 for Land Use Right by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said “Land Use Right,” sometimes referred to as a LUR, is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final approval. Due to the delay in approving the LUR, HSA has revised and supplemented the contract of this land by a lease agreement until official approval is granted, and, in the interim, the deposit and prepayment on the land is being treated as a rent-to-own lease arrangement providing a prepayment on the property until the LUR is granted.

•	$190,930 (or RMB1, 200,000) was paid by SJAP as deposit for the acquisition of “Land Use Right” on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

Note (11): Breakdown of Accounts receivable:

		September 30,2017
		Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year
		$	$	$	$	$
Consulting and Service totaling
	CA	43,874,092	2,957,651	-	-	40,916,441
Sales of Live Fish, eels and prawns (from Farms) (CA)		-	-	-	-	-
Sales of imported seafood (SIAF)		13,643,100	5,747,626	4,995,831	2,899,644	-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)		5,868,206	-	4,834,166	1,034,039	-
Sales of HU Flowers (Fresh & Dried) (JHST)		3,663,388	467,096	1,026,312	486,385	1,683,595
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)		9,382,408	2,001,184	3,885,134	2,238,028	1,258,062
Sales Fertilizer from (HSA)		4,778,889	555,311	1,085,381	317,326	2,820,871
Sales of Beef (QZH)		23,945,160	4,364,511	8,117,501	4,731,693	6,731,455

Total		105,155,243	16,093,379	23,944,325	11,707,115	53,410,424

•	The bulk of the over 120-days accounts receivable under CA’s consulting and service sector represents outstanding debt owed by Tri-way to the Company, expected to be settled within Q4 2017, either in cash or shares of the debtor.

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

 Information on concentration of credit risk of account receivables:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 55.04% of our consolidated revenues for Q3 2017 as shown in the table below:

	three months ended Sept. 30, 2017
	% of total Revenue	$	Customer’s Total Revenue
Customer A	24.59%		11,901,694
Customer B	21.89%		10,593,305
Customer C	16.34%		7,909,219
Customer D	10.32%		4,995,831

	73.15%		35,400,049

Customer A is Hunan City Bo Bo Go Supermarket chain (“BBG”), which is a publicly traded company in China with more than 5,000 chain stores and 11,000 7/11 stores operating in various districts and cities of China. During Q3 2017, we sold $11.9 million of goods to BBG representing 24.59% of our total revenue of $48.4 million derived mainly from SJAP (QZH)’s segment of beef.

Customer B is ShangHai Virgo Trading co. Ltd, which is one of our major distributors of imported beef and seafood as well as our farmed seafood. We sold $10.6 million of goods to Virgo during Q3 2017 representing 21.89% of our total revenue of $48.4 million during the quarter.

Customer C is Cattle Wholesale represented by Mr. Zhen Runchi who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies us with young cattle. During Q3 2017, transactions through Mr. Zhen Runchi generated 16.34 % of our total consolidated revenue (equivalent to $7,909,219 out of our total revenue of $48,392,933).

Customer D is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). APNW distributes seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits as of September 30, 2014. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales affected through WSC 1 contribute 10.32% of our total consolidated revenue (equivalent to $4,995,831 out of our total revenue of $48,392,933).

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q3 2017:

	Sept. 30.2017		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	21.02%		22,106,909
Customer B	20.70%		21,767,182
Customer C	18.82%		19,793,205
Customer D	7.34%		7,721,316
	67.88%		71,388,612

Note (12)

Property and equipment, net of accumulation depreciation

Sept. 30. 2017
$

Plant and machinery	7,203,563
Structure and lease hold improvements	171,577,557
Mature seeds and herbage cultivation	44,206,623
Furniture and equipment	912,754
Motor vehicles	963,254
224,863,751

Less: Accumulated depreciation	-17,242,391
Net carrying amount	207,621,360

Note (13) Construction in progress

Sept. 30. 2017
$

Construction in progress
- Oven room、road for production of dried flowers	4,670,785
- Office, warehouse and organic fertilizer plant in HAS	5,155,478
- Organic fertilizer and bread grass production plant and office building	3,341,861
- Rangeland for beef cattle and office building	10,558,715
- Fish pond	17,782,371

41,509,210

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2017.09.30 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	206,015	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	32,846,751	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	317,773	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	884,127	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	854,310	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,867,426	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,698,788	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	799,013	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	687,960	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,232,604	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,159,734	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,430,442	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	449,248	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	265,365	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	4,008,299	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,631,167
Exchange difference							-2,527,259		-2,835,015
			654				64,703,394	131,789	54,504,006

Note (15) Other Receivables

	Sept. 30, 2017	Note
	$
Advanced to employees	326,587	15.A
Advanced to suppliers	14,655,824	15.B
Advanced to customers	18,635,244
Advanced to developers	16,032,772
Others	9,138,954
	58,789,381

Note 15 A & B: Breakdown of Advances to Suppliers at SJAP’s operations:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 22 corporatives with over 2,000 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out to less than $5,325 per member that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the average increases it means that the typical cooperative farmer is increasing his productivity (whether in the growth of crops or cattle), and in simple terms, it represents good progress indicating that SJAP’s revenue is also increasing.

The sub-contractors and suppliers of the Zhongshan Projects are reputable entities that in management’s opinion are employing their funds in and are working on the Zhongshan Project, such that the project will progress smoothly.

Note (16) Current Liabilities:

	Sept. 30, 2017	Note
Current liabilities
Accounts payable and accruals	12,552,569	16.A
Billings in excess of cost and estimated earnings on uncompleted contracts	5,602,681
Due to a director	850,274
Other payables	9,892,445	16 B
Borrowings-Short term bank loan	1,506,705
Negotiable promissory notes	368,462
Income tax payable	1,227
	30,774,363

Note 16A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms, which means that most purchases are paid for in cash or short credit terms (7 to 10 days); this grants us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $12.55 million, about 25.9% of total revenue of $48.4 million.

Note (16B): Analysis of Other Payables:

As of September 30 2017, other payables totaling $27,279,556 was composed of the following:

During Q3 2017 we redeemed $0 of Promissory Notes for advances granted by third parties in fiscal year 2017 by the issuance of shares leaving a balance of $14,492,221 of Promissory Notes still due and outstanding as of September 30, 2017.

A grant of $1,288,233 was received from the Chinese government to SJAP for the development of a certain project; however if SJAP will not be able to complete the project, it will have to repay the grant to the Government. As of September 30, 2017, as work is in progress on the said project but it is not yet completed, the grant is recorded as other payables.

During the nine months ended September 30, 2017, other advances provided by other unrelated third parties collectively to our subsidiaries with no fixed term of repayment at interest free terms that do not have any promissory note or agreement but verbal understandings. These sums amount to $11,499,102 unpaid and outstanding as of September 30, 2017

Part C. Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 (presented in summarized Charts below):

 Revenue:

Revenues decreased by $153,581,241 or 48% to $166,732,526 for the nine months ended September 30, 2017 from $320,313,767 for the nine months ended September 30, 2016. The decrease was primarily due to the decrease of revenue generated from our fishery, beef, organic fertilizer, and cattle farm whereas corporate and others operations and the maturity of on-going divisional businesses improved their revenues.

The following chart illustrates the changes by category from the nine months ended September 30, 2017 to September 30, 2016

Revenue

	2017	2016
Category	Q1-Q3	Q1-Q3	Difference
			$
Fishery	16,167,636	113,256,746	(97,089,110)

Plantation	3,565,220	12,194,399	(8,629,179)

Beef	47,241,793	88,813,154	(41,571,361)

Organic fertilizer	19,893,518	35,190,587	(15,297,069)

Cattle farm	23,094,392	21,555,101	1,539,291

Corporate and others	56,769,967	49,303,780	7,466,187

Total	166,732,526	320,313,767	(153,581,241)

Cost

Cost decreased by $98,891,396 or 42% to $139,247,836 for the nine months ended September 30, 2017 from $238,139,232 for the nine months ended September 30, 2016. The decrease was primarily due to the reciprocal decrease in sales generated from the Company’s fishery, plantation, beef, organic fertilizer, cattle farm and corporate and other operations for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

The following chart illustrates the changes by category from the nine months ended September 30, 2017 to September 30, 2016.

Cost
	2017	2016
Category	Q1- Q3	Q1- Q3	Difference
	$	$	$
Fishery	11,016,962	79,778,878	(68,761,916)

Plantation	2,334,052	5,664,598	(3,330,546)

Beef	44,148,494	68,857,559	(24,709,065)

Organic fertilizer	11,689,897	19,993,030	(8,303,133)

Cattle farm	19,582,042	20,392,263	(810,221)

Corporate and others	50,476,389	43,452,904	7,023,485

Total	139,247,836	238,139,232	(98,891,396)

Gross Profit

Gross profit decreased by $54,689,845 or 67% to $27,484,690 for the nine months ended September 30, 2017 from $82,174,535 for the nine months ended September 30, 2016. The decrease was primarily due to the corresponding decreases in operation revenues.

The following chart illustrates the changes by category from the nine months ended September 30, 2017 to September 30, 2016.

The gross profit by category is as follows:

Gross profit
	2017	2016
Category	Q1-Q3	Q1-Q3	Difference
			$
Fishery	5,150,674	33,477,868	(28,327,194)

Plantation	1,231,168	6,529,801	(5,298,633)

Beef	3,093,299	19,955,595	(16,862,296)

Organic fertilizer	8,203,621	15,197,557	(6,993,936)

Cattle farm	3,512,350	1,162,838	2,349,512

Corporate and others	6,293,578	5,850,876	442,702

Total	27,484,690	82,174,535	(54,689,845)

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) increased by $380,192 or 2% to $16,695,054 for the nine months ended September 30, 2017 from $16,314,862 for the nine months ended September 30, 2016.  The change was primarily due to (i) an increase in Wages and salaries of $1,776,151 for the nine months ended September 30, 2017 from $3,264,942 for the nine months ended September 30, 2016 and (ii) a decrease in Office and corporate expense of $533,568 for the nine months ended September 30, 2017 from $4,227,072 for the nine months ended September 30, 2016.

Category	2017 Q1-Q3	2016 Q1-Q3	Difference
			$
Office and corporate expenses	3,693,504	4,227,072	(533,568)

Wages and salaries	5,041,093	3,264,942	1,776,151

Traveling and related lodging	38,721	119,580	(80,859)

Motor vehicles expenses and local transportation	79,998	119,256	(39,258)

Entertainments and meals	185,549	634,507	(448,958)

Others and miscellaneous	2,258,306	2,156,311	101,995

Depreciation and amortization	3,835,975	2,638,240	1,197,736

Sub-total	15,133,146	13,159,908	1,973,238

Interest expenses	1,561,908	3,154,954	(1,593,046)

Total	16,695,054	16,314,862	380,192

Depreciation and Amortization

Depreciation and amortization increased by $4,127,580 or 84% to $9,018,006 for the nine months ended September 30, 2017 from $4,890,426 for the nine months ended September 30, 2016. The increase was primarily due to the increase of depreciation by $3,590,593 to $6,997,754 for the nine months ended September 30, 2017 from depreciation of $3,406,801 for the nine months ended September 30, 2016, and the increase of amortization by $536,628 to $2,020,253 for nine months ended September 30, 2017 from amortization of $1,483,625 for nine months ended September 30, 2016.

In this respect, total depreciation and amortization amounted to $9,018,006 for the nine months ended September 30, 2017, out of which amount $3,835,975 was reported under General and administration expenses and $5,182,031 was reported under cost of goods sold; whereas total depreciation and amortization was at $4,890,426 for the nine months ended September 30, 2016, out of which amount $2,638,240 was reported under General and Administration expenses and $2,252,186 was reported under cost of goods sold.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HAS, QZH and SJAP since they are exempt from EIT for the nine months ended September 30, 2017 and 2016 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

 No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the nine months ended September 30, 2017 and 2016.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the nine months ended September 30, 2017 and 2016.

No Swedish Corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the nine months ended September 30, 2017 and 2016.

No deferred tax assets and liabilities are of September 30, 2017 and December 31, 2016 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements

 None.

Liquidity and Capital Resources

As of September 30 2017, unrestricted cash and cash equivalents amounted to $1,865,684 (see notes to the consolidated financial statements), and our working capital as of September 30, 2017 was $315,363,140.

As of September 30, 2017, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short Term Bank Loan	1,506,705				1,506,705
Negotiable Promissory Notes	368,462				368,462
Long Term Bank Loan		6,026,819			6,026,819
Promissory Notes	14,492,221				14,492,221
Notes Payable		20,058,798			20,058,798

Cash provided by operating activities amounted to $27,498,878 for Q1-3 2017. This compares with cash provided by operating activities totaling $62,060,468 for Q1-3 2016. The decrease in cash flows provided by operating activities resulted primarily from the increase in inventories of $17,752,925 for Q1-3 2017 from $2,207,149 for Q1-3 2016.

Cash used in investing activities totaled $21,625,928 for Q1-3 2017.This compares with cash used in investing activities totaling $57,758,296 for Q1-3 2016. The increase in cash flows used in investing activities resulted primarily from payment for construction of $7,073,340 for Q1-3 2017 compared to $47,834,113 for Q1-3 2016.

Cash used in financing activities totaled $3,413,653 for Q1-3 2017. This compares with cash used in financing activities totaling $5,611,449 for Q1-3 2016. The decrease in cash used in financing activities was primarily due to convertible notes repaid of $1,500,000 during Q1-3 2017 from $7,676,760 paid during Q1-3 2016.

Acquisition of SFJVC’s and further acquisition plan:

An SFJVC agreement typically contains an option clause for further investment. Initially, the China Developer of project companies invites us to invest in their venture. If management believes it advisable, it carries out an in-depth study of the target company including legal due diligence, business plan, budget and projected financial information. The final decision is made through the resolution of the Company’s Board of Directors. If the decision is made to proceed with an investment, there is first formed an SFJVC, within which in turn the Company acquires further equity interest. The acquisition price of such interest is determined in accordance to the book value of the SFJVC as of the acquisition date. Consideration generally consists in part of cash and in part of contract against trade debts owed by the China Developer due to Consulting & Services fees charged to the China Developer by the Company in accordance with the Consulting & Services agreement. Project companies’ record development cost as construction in progress and treat the amount due to us as partial investment in new SFJVC.

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

There is currently no concrete plan to establish any additional SFJVCs.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the nine months ended September 30, 2017 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the nine months ended September 30, 2017 results are for the months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $1,716, $2,988, $17,861 and $17,272 for the three months and the nine months ended September 30, 2017 and 2016, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $382,424, $382,596, $1,386,186 and $1,163,547 for the three months ended and the nine months ended September 30, 2017 and 2016, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $449,910, $449,910 and $0 for the three months ended and the nine months ended September 30, 2017 and 2016, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the nine months ended September 30, 2017 or September 30, 2016.

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

For the three months ended September 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.14 and $1.04, respectively. For the three months ended September 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.15 and $0.95, respectively.

For the three months ended September 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders for continuing operations amounted to $0.14 and $0.91, respectively. For the three months ended September 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.15 and $0.81, respectively.

For the nine months ended September 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.62 and $2.45, respectively. For the nine months ended September 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $0.63 and $2.24, respectively.

For the nine months ended September 30, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders for continuing operations amounted to $0.62 and $1.81, respectively. For the nine months ended September 30, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.63 and $1.72, respectively.

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

For the nine months ended September 30, 2016

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2016 and December 31, 2015 were translated at RMB6.68 to $1.00 and RMB6.36 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2016 and September 30, 2015 were RMB6.58 to $1.00 and RMB6.17 to $1.00, respectively

For the nine months ended September 30, 2017

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2017 and December 31, 2016 were translated at RMB6.64 to $1.00 and RMB6.94 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2017 and September 30, 2016 were RMB6.80 to $1.00 and RMB6.58 to $1.00, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2017 or December 31, 2016, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2017 or 2016.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosure.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

During the 3 months period ended September 30, 2017, the Company issued 2,382,246 shares as additional security against working capital made available through a trade facility loan.

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

SINO AGRO FOOD, INC.

November 14, 2017	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer (Principal Executive Officer)

November 14, 2017	By:	/s/ DANIEL RITCHEY
Daniel Ritchey
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 14, 2017	By:	/s/ Lee Yip Kun Solomon
Lee Yip Kun Solomon
Chief Executive Officer, Director

November 14, 2017	By:	/s/ Daniel Ritchey
Daniel Ritchey
Chief Financial Officer and Director

November 14, 2017	By:	/s/ Tan Poay Teik
Tan Poay Teik
Chief Marketing Officer and Director

November 14, 2017	By:	/s/ Chen Bor Hann
Chen Bor Hann
Corporate Secretary and Director

November 14, 2017	By:	/s/ Yap Koi Ming
Yap Koi Ming
Director

November 14, 2017	By:	/s/ Nils Erik Sandberg
Nils Erik Sandberg
Director

November 14, 2017	By:	/s/ Soh Lim Chang
Soh Lim Chang
Director

- 36 -