Form 10-K/A
period 2016-12-31
Sino Agro Food, Inc.
filed 2018-03-29
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of Sino Agro Food, Inc. originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017, as amended by Amendment No. 1 thereto filed on August 24, 2017, as further amended by Amendment No. 2 thereto filed on September 20, 2017 (collectively, the “Prior Filing”).

Other than the foregoing, this Amended Annual Report speaks as of the original date of the Prior Filing, does not reflect events that may have occurred subsequent to the date of the Prior Filing and does not modify or update in any way disclosures made in the Prior Filing.

In this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we are revising our consolidated and combined financial statements for the fiscal years ended December 31, 2015 and 2014. These revisions are the result of the need to correct the way we account for disposal of assets related to discontinued operations as discussed below. We assessed the impact of these revisions and concluded that they were not material to any of our financial statements for the each of the two quarters within the six months ended June 30, 2016, or fiscal years ended December 31, 2015 or 2014. As a result, we have not filed amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. Although, the effect of these revisions was not material to these previously issued financial statements, the cumulative effect of reflecting these revisions in the current year would have been material for the fiscal year ended December 31, 2016. Consequently, we have revised these historical financial results in this Annual Report on Form 10-K. Because these revisions are treated as corrections to our prior period financial results, the revisions are considered as a restatement under generally accepted accounting principles (“GAAP”). Accordingly, the revised financial information included in this Annual Report on Form 10-K has been identified as “restated.”

Note 33 to the consolidated and combined financial statements included in this Annual Report on Form 10-K contains disclosures that set forth certain of the restated financial information.

For more information regarding the impact on our financial results, refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and to our Consolidated and Combined Financial Statements including Note 33, “Revision of Previously Issued Consolidated and Combined Financial Statements”. In addition, because of the need to correct the manner we account for disposal of assets related to discontinued operations, we concluded that a material weakness existed within our internal control over financial reporting as of December 31, 2016. Information regarding the internal control deficiencies identified by management and management's efforts to remediate those deficiencies can be found under PART II, Item 9.A, “Controls and Procedures.”

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

Within the Chinese agriculture market, small farmers lack commercial scale and expertise and therefore benefit from a strategic alliance. The Company works with the local government, soliciting their help to introduce and initiate a farmers’ co-operative, such as in the Huangyuan County, Xining City. This concept of strategic alliance with smallholder farmers under a co-operative farming model was originated and has been based on the following key characteristics and value enablers:

•	The Company assesses the ability of the regional farmers to grow crops and pastures as its nominated contractors, using the Company’s land that is leased to the Company free of rent by the local government or using the farmer’s own land. The regional farmers use the Company’s plant and equipment for their planting and harvesting. The Company provides the farmers with supervision and associated services, seeds and organic fertilizer on credit terms, and also purchases crops and pastures from them.

•	The Company also uses this regional farmers’ concept when growing cattle. The farmers are the Company’s contractors optionally using the Company’s bulk livestock feed and concentrated livestock feed on credit terms. The Company has the option to buy the mature cattle, which the regional farmers raise.

•	Ultimately, the Company is aiming to obtain cattle that will be qualified as “organically raised cattle,” to produce organic beef products on a commercial scale.

The key features of the co-operative farming model are set out in the illustration below:

As of the date of this report, SJAP has established 22 farmer co-operatives that have the capacity to fatten up to 20,000 head of cattle per year based on a 3-month turn-around program. The cost of rearing cattle is expected to be lower as a result of concentrating efforts on manufacturing and/or selling livestock feed. The regional farmers are contracted to grow crops and pasture for the Company using the Company’s land that has been provided lease-free by the local Government or by using their own land, the Company’s equipment operated by its workers for planting and harvesting, and the Company’s supervision and associated services, as well as seed and organic fertilizer. These items are provided to them on credit, which are then charged against their account when the Company purchases the crops and pasture grass from them in return. Regional farmers also raise cattle for potential purchase by the Company, and its bulk and concentrated livestock feed if purchased, treated under the same credit terms and conditions described above. That is, if/when the Company purchases the mature cattle from the regional farmers, their accounts are charged for the feed against the amount tendered.

Further information related to Beef Cattle Rearing, including tables and charts delineating year-over-year comparatives, as well as the Company’s arrangement with cooperative cattle farmers is provided throughout other sections in this report.

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

3 T1 Enzyme Technology (T1), Patent number ZL2005 10063039.9.

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

On 12 November 2008, Tri-way Industries Limited entered a Sales and Purchase of Technology Master License Agreement with the inventor of a patent, Mr Shan Dezhang, concerning the sale and purchase of the master licence rights of a patent registered in China under the name of “Zhi Wu Jei Gan Si Liao Chan Ye Hua Ji Qi Zhi Bei Fang Fa”, with patent number ZL200510063039.9. The patent relates to methods of processing plant straw into animal fodder and industrialization of product of plant straw fodder. Under the agreement, Tri-way Industries Limited is licenced to use and to licence others to use the secrets, copyrights processes and other intellectual property rights associated with the patent in any territories in the world free from all encumbrances with all rights to the patented intellectual property and related brand and label as provided under the laws of China. The total purchase price of the patent was USD 8,000,000, to be paid in several installments. As Tri-way Industries Limited is not a Chinese company, relevant Chinese authorities must under applicable Chinese law, approve the assignment. The patent assignment has not been registered. Consequently, under Chinese law, the patent shall not take priority over the interests of third parties who are in good faith.

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

6 OECD Economic Outlook No. 92 (database)/OECD economic surveys: China 2013.

7 The World Bank; China 2030, Building a Modern, Harmonious, and Creative Society, 2013 (pages 3, 376-377)

About 40 percent of China’s population of 1.3 billion is employed in the agricultural sector, and agriculture contributes about 11 percent to China’s GDP.8

China’s support for agriculture

China’s government support for agriculture is low compared to that of developed countries, such as the United States and European Union, but in line with that of other rapidly growing economies, according to USITC. As measured by the OECD’s PSE,9 the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose during the period 2008-2010. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to USITC. Government support to China’s agricultural sector indicates that Chinese policymakers are placing a renewed emphasis on the rural economy. Indirect support, in the form of general services, is very high relative to similar support programs in other countries, due largely to investments in agricultural infrastructure. General services include modern research and extension services, food safety agencies, and agricultural price information services, most of which provide benefits to producers and consumers throughout the economy. Compared with direct payments to farmers, general services support is less production-distorting to the sector.

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

11 Food Outlook, October 2014, FAO.

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

15 Food Outlook Global Market Analysis, FAO, October 2014

16 China’s growing appetite for meats: Implications for World meat trade. A Multi-Client Study, April 2012.

17 China and Hong Kong: Food Opportunities for Maine, Maine International Trade Center, March 2012.

18 Meat - OECD-FAO Agricultural Outlook 2012-2021

19 Frost & Sullivan: China’s beef market has great growth potential.

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

20 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

21 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011

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

This MD&A contains restated results related to the modification of our method of accounting for the disposal of assets related to discontinued operations. Reference the section titled, “Explanatory Note” and Note 33, “Revision of Previously Issued Consolidated and Combined Financial Statements” added to the Consolidated and Combined Financial Statements section, for a detailed discussion of the modification and effect of the restatement.

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

Gross profit of the Company generated from goods sold increased by $1,503,332 or 3% from $57,691,653 for the year ended December 31, 2015 to $59,194,985 for the year ended December 31, 2016. The marginal increase was primarily due to the increase of SIAF’s corporate seafood import sector increase of $4.0 million in gross profit (from 2015’s $4.7 million to 2016’s $8.7 million) offset by the other sectors as follows:

•	SJAP’s gross profit decreased by $3,345,293 primarily due to the decrease of live cattle sales and the low sale prices of cattle that have not been recovered since November 2015, caused mainly by the relaxed import ban policies in China.
•	The above decrease was effectively offset by QZH (the value-added processing division of SJAP), which had increased gross profit by $3,763,984 primarily due to the increase of sales in imported meats.
•	HSA incurred a marginal decrease in gross profit by $297,375, in line with adjustments that occur in this segment due to seasonal variations affecting the market.
•	JHST (HU plantation) incurred a decrease in gross profit by $2,248,253 primarily due to the inferior quality of the HU flowers being harvested this season, which resulted in reduced pricing on products sold. The adverse effect of the region’s wet conditions has markedly impacted the soil, roots and flowering of the HU plant over the last five years. The Company is refocusing its strategy to reduce the land mass set aside for HU plants, replacing them with other vegetative cash crops that are not adversely impacted by the wet conditions. More on this transition is discussed in other sections of the annual report.

•	TABLE 1 provides a breakdown of the Beef and Organic Fertilizer Divisions (SJAP and QZH):

	In US$		Sales of goods			Cost of Goods sold		Sales of Goods' Gross profit
		2016	2015	2014	2016	2015	2014	2016	2015	2014
SJAP	Sales of live cattle	20,089,907	64,918,069	63,133,245	17,030,573	55,772,479	46,871,370	3,059,334	9,145,590	16,261,875
	Sales of feedstock	-	-	-	-	-	-	-	-	-
	Bulk Livestock feed	6,651,262	6,785,204	6,248,211	2,850,779	3,235,364	3,131,565	3,800,483	3,549,840	3,116,646
	Concentrate livestock feed	16,011,795	12,080,945	13,351,295	8,904,363	7,488,318	8,265,121	7,107,432	4,592,627	5,086,174
	Sales of fertilizer	2,709,146	3,189,501	6,094,794	1,767,857	2,223,727	3,603,090	941,289	965,774	2,491,704
	SJAP Cattle section Total	45,462,110	86,973,719	88,827,545	30,553,572	68,719,888	61,871,146	14,908,538	18,253,831	26,956,399
	% of increase (+) or decrease (-)	-48%	-2%	43%	-56%	11%	61%	-18%	-32%	13%

	* QZH's (Slaughter & Deboning operation)	495,991	995,975	548,856	214,879	490,064	291,501	281,112	505,911	257,355
	** QZH's (Deboning operation)	-	-	-	-	-	-	-	-	-
	on cattle & Lamb locally supplied	12,048,559	12,172,816	7,760,595	9,392,673	9,051,354	5,442,396	2,655,886	3,121,462	2,318,199
	on imported beef and mutton	76,578,140	38,995,916	4,899,336	60,675,940	27,637,248	3,619,235	15,902,200	11,358,670	1,280,101
	Sales of live cattle	-	5,459,216	-	-	5,370,045	-	-	89,171	-
	QZH (beef section)'s Total	89,122,690	57,623,925	13,208,787	70,283,492	42,548,711	9,353,132	18,839,198	15,075,214	3,855,655
	% of increase (+) or decrease (-)	55%	336%		65%	355%		25%	291%

HSA	Sales of Organic fertilizer	3,699,377	3,593,603	3,782,970	2,937,669	2,633,850	2,521,994	761,709	959,753	1,260,976
	Sales of Organic Mixed Fertilizer	16,919,357	16,373,780	16,222,209	9,521,702	8,876,794	8,739,488	7,397,655	7,496,986	7,482,721
	HSA Total	20,618,734	19,967,383	20,005,179	12,459,371	11,510,644	11,261,482	8,159,364	8,456,739	8,743,697
	% of increase (+) or decrease (-)	3%	0%	74%	8%	2%	60%	-4%	-3%	96%

	SJAP's & HS.A./Beef and Organic fertilizer total	155,203,534	164,565,027	122,041,511	113,296,435	122,779,243	82,485,760	41,907,099	41,785,784	39,555,751
	% of increase (+) or decrease (-)	-6%	35%	66%	-8%	49%	81%	0%	6%	40%

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

Table 2 shows the itemized sales of goods and related cost of sales in quantity and unit price for the year ended December 31, 2016 and the years, 2015 and 2014 of the beef and organic fertilizer divisions.

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

TABLE 3 provides detailed information and comparison of sales of live cattle raised by Co-op farmers and SJAP’s own farm in 2016 and 2015:

		2016			2015
		SJAP as a Group	Corporative farmers	SJAP's own farm	SJAP as a Group	Corporative farmers	SJAP's own farm
	Unit
Cattle sold	Heads	8,333	2,133	6,200	22,480	17,280	5,200
Average unit sales price	US$ / head	2,411	1,896	2,588	2,888	2,654	3,666
	RMB / head	15,913	12,514	17,081	19,638	17,780	24,560
RMB sales in live wt.	RMB / Kg	22	22	22	28	28	28
Sales Revenue	US$	20,089,907	4,044,307	16,045,600	64,918,069	45,856,478	19,061,591
Unit cost price	US$ / head	2,044	1,982	2,065	2,481	2,180	3,482
	RMB / head	13,490	13,083	13,628	16,871	14,605	23,327
RMB cost in live wt.	RMB / Kg	19	23	18	24	23	18
Cost of cattle in	US$	17,030,573	4,228,139	12,802,434	55,772,479	37,667,821	18,104,658
Average live wt.	Kg / head	723	569	776	701	635	1,296
Total live wt.	Kg.	6,027,259	1,213,292	4,813,967	15,533,967	10,972,800	4,561,167

•	1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

Description of items			2016	2015	2014	Difference
						2016/2015
HSA	Fertilizer operation					-
	Organic Fertilizer	MT	14,896	13,037	14,128	1,859
	Average Unit sales price	$/MT	238	262	260	-25
	Unit cost price	$/MT	192	197	176	-5
	Organic Mixed Fertilizer	MT	40,398	36,232	35,868	4,166
	Average Unit sales price	$/MT	419	452	452	-33
	Unit cost price	$/MT	236	245	244	-9
	Retailing packed fertilizer (for super market sales)	MT	229	180	120	49
	Average Unit sales price	$/MT	692	952	928	-260
	Unit cost price	$/MT	361	364	346	-3

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

Initial Drivers relevant to cattle purchased from Co-op farmers:

a.)	SJAP requires certain breed and genetic standards for cattle it sells, either live or processed, to market.

b.)	SJAP, because of the volume discount it can receive from suppliers on cattle purchased for purpose of raising them in-house, provides an opportunity to have that same cost savings passed onto Co-op farmers who are interested in developing a business relationship with SJAP, insomuch that they decide to purchase young cattle directly from the same suppliers at the same discount afforded SJAP.

The Co-op farmer is under no obligation to purchase young cattle from the mentioned suppliers and does not preclude cattle purchased from other outside sources, once fattened, from being purchased by SJAP as long as the genetic and breed conditions mentioned above, are met. Any transaction between SJAP cattle suppliers and the Co-op farmers is strictly a transaction between those two parties and is not a transaction of which SJAP is party to, neither receiving compensation or finder fee on those transactions.

Co-op farmers wishing to raise their cattle for purchase and subsequent resale by SJAP requires that a certain feed standard, that is vitamin and protein requirements, be provided to cattle in order for SJAP to consider their purchase for resale. SJAP cultivates its own food supply that meets or exceeds that content standard and offers it to Co-op farmers interested in buying it for their livestock. Feed sales transacted between SJAP and the Co-op farmers provides flexible payment terms under the following scenario:

a.)	If SJAP decides to purchase Co-op farmed cattle that have been raised with feed purchased with credit terms from SJAP, SJAP will credit the outstanding balance owed by the Co-op farmer for the feed from the purchase price it pays the Co-op farmer for their cattle, that is allowing the Co-op farmer to carry credit against feed charges outstanding until their cattle is sold to SJAP.

b.)	If SJAP decides not to purchase Co-op raised cattle and credit terms had been extended to them on feed purchased, then the Co-op farmer is provided 90 to 120 days to repay their credit while the accounts receivable associated with that transaction continues to be outstanding until the bill, or any portion thereof, is paid to SJAP. As a security against non-payment by the Co-op, SJAP has received a $300 local economic subsidy grant, per head of cattle, that can be applied toward any outstanding unpaid (bad debt) balance on feed purchased from SJAP.

c.)	If cattle are purchased by SJAP from the Co-op, then in addition to the purchase price having been credited with what is owed on feed purchased, the $300 subsidy is applied as credit against their outstanding accounts payable, and the net balance of credit owed deducted from the consideration paid the Co-op farmer for their cattle.

Feed purchased under credit terms by Co-ops as well as feed purchased by any other third-party purveyor of cattle livestock is recorded as Bulk Livestock Feed Sales (please reference Table 1, Beef and Organic Fertilizer Divisions (SJAP and QZH), for sales, cost of goods sold, and gross profit under this category), and the applicable amount of credit provided the feed buyer recorded under accounts receivable.

As previously mentioned, since SJAP requires certain breed and genetic makeup of cattle it wishes to purchase from Co-op farmers, it certainly serves as a convenient method for those farmers to afford themselves both, the availability as well as the cost discount afforded them by purchasing these cattle typically supplied to SJAP. Nonetheless, there is no obligation for Co-op farmers to purchase young cattle from those suppliers, and, as well, does not preclude SJAP purchasing cattle from them if the cattle they raise meet the standard required for purchase and (market) resale by SJAP.

Under no circumstance is SJAP under contracted obligation to purchase cattle that had been purchased by Co-op farmers from SJAP's cattle suppliers, nor is SJAP obligated to purchase any cattle raised by Co-op farmers that were fed with SJAP bulk feed sold to them so as to recoup the credit provided on those sales. Again, credit owed by Co-ops to SJAP that is not offset from the purchase price of fattened cattle purchased from them by SJAP, continues to be recorded as an accounts receivable until such time as that debt is repaid, with further understanding that the $300 government subsidy per head of cattle remains available in case any portion of those outstanding debts are recorded as bad debt, which in the case of SJAP’s history with its Co-op farmers, has seldom occurred.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of such period. This conclusion was based on the material weakness identified in our internal control over financial reporting related, but which may or may not be entirely exclusive, to our accounting for disposal of assets resulting from discontinued operations, as described below.

Limitations on the Effectiveness of Controls

Our Chief Executive Officer and Chief Financial Officer do not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our consolidated and combined financial statements for external purposes in accordance with generally accepted accounting principles.

Our Chief Executive Officer and the Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the framework included in Internal Control — Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated 2013 Framework, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting was not effective due to the identification of a material weakness related, but which may or may not be entirely exclusive, to our controls over our accounting for disposal of assets related to discontinued operations. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed under Note 33 to the consolidated and combined financial statements included in this Annual Report on Form 10-K, this report includes revisions to our historical financial results to properly account for disposal of assets related to discontinued operations resulting from the carve-out of our subsidiary, Tri-way Industries Ltd. Because of the need to correct the way we apply accounting principles regarding reporting discontinued operations, specifically the disposal of its related assets component, we did not historically have adequate internal controls and processes in place to account for timely disclosure at the time of their disposal. Accordingly, management identified a material weakness in our internal control over financial reporting related, but which may or may not be entirely exclusive, to our accounting for disposal of assets related to discontinued operations.

Remediation Efforts to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting described above, we are implementing new control procedures regarding our accounting for reporting discontinued operations and disclosures of disposal of asset components, specifically regarding ‘timely disclosure’ on matters related to Discontinued Operations. The changes to the control environment include, but are not limited to, the following:

•	For future disposition of assets and / or discontinued operations, the Company has retained ECOVIS Financial Accounting specialists to augment internal resources utilized for due diligence and analysis of the technical accounting aspects of the transaction. Such resources will be retained by management at the direction of the audit committee.

•	For future disposition of assets and / or discontinued operations, the Company will prepare an accounting memorandum for each disposal to address the guidance outlined in ASC 205-20 ‘Presentation of Financial Statements — Discontinued Operations’ as necessary, as well as further educate itself regarding matters of disposition / discontinued operations through related accounting literature, that will be reviewed by the Chief Financial Officer and presented to the audit committee.

These remediation initiatives are intended to enhance the Company’s timely disclosure by establishing a formal process and specific control activities regarding disposition of assets / discontinued operations. Management believes that these measures, currently being implemented, will remediate the deficiency identified. Other than as noted above, other changes may be implemented in the future to enhance and improve the Company’s ICFR measures to prevent this deficiency from recurring.

However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period and the Chief Executive Officer, Chief Financial Officer, Independent Audit Committee, and Independent Auditor have concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there were no other deficiencies discovered in our internal control over financial reporting during the fourth quarter period ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

ECOVIS International, an independent registered public accounting firm, has audited the Company’s consolidated and combined financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2016.

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

SINO AGRO FOOD, INC.

March 29, 2018	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

March 29, 2018	By:	/s/ DAN RITCHEY
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
March 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited Sino Agro Food, Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”). Sino Agro Food, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control over financial reporting related to the accounting for disposal of assets related to discontinued operations. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sino Agro Food, Incorporated as of December 31, 2016, and the related consolidated and combined statements of income and other comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2016 consolidated financial statements, and this report does not affect our 10-K/A report dated September 20, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Sino Agro Food, Incorporated has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

s/ECOVIS David Yeung Hong Kong

ECOVIS David Yeung Hong Kong
Hong Kong
March 29, 2018

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

We are revising our historical consolidated and combined financial statements as of December 31, 2015 for the fiscal years ended December 31, 2015 and 2014. These revisions are the result of the need to correct the way we account for disposal of assets related to discontinued operations. The impact of this revision was to properly correct the following misstatements included in the Company’s Third Quarter 2016 Report on form 10-Q.

The Company disposed its subsidiaries –TRW and JFD as disclosed in note 6 to the consolidated financial statements - NET INCOME FROM DISCONTINUED OPERATIONS, results of operations from TRW and JFD were misstated as results of operations from continuing operation instead of results of operations from discontinued operations. The error was that management did not identify the above transaction as a discontinued operation.

The Company restated its consolidated statement of balance sheet, consolidated statement of income and other comprehensive income and consolidated of cash flows to correct an error related to accounting for disposal of the fishery division – sale of goods of the company operated by subsidiaries -TRW and JFD as discontinued operations to exhibit (i) non-current assets held for sale (note 33 (i)), (ii) net income of discontinued operations and cash flows from discontinued operations. Due to further breakdown of earnings per share into (i) earnings per share from continuing and discontinued operations and (ii) earnings per share from continuing operations, earnings per share was revised and details of calculation were disclosed in note 32 to the consolidated financial statements. Although the effect of these revisions was not material to those previously issued financial statements, the cumulative effect of reflecting these revisions in the current year would have been material to the year ended December 31, 2016. Because these revisions are treated as corrections to our prior period financial results, the revisions are a restatement under generally accepted accounting principles (“GAAP”). Accordingly, the revised financial information included in this Annual Report on Form 10-K has been identified as “restated.”

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

