Form 10-K
period 2017-12-31
Sino Agro Food, Inc.
filed 2018-04-17
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2017, based upon the $2.1 per share closing price of such stock on that date, was $46,282,861.80.

There were 29,362,365 shares of our common stock issued and outstanding as at December 31, 2017.

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

Revenues by division were as follows (in millions of U.S. dollars):

Division (on Sales of Goods)	2016	2017
Fisheries (CA) (Discontinued operation from October 5, 2016)	$61.4	$-
Organic Fertilizer (HSA, SJAP & QZH)	155.2	84.4
(QZH derecognized as variable interest entity from December 30, 2017)
Cattle (MEIJI)	29.8	20.4
Plantation (JHST)	13.3	4.6
Corporate, Marketing & Trading (SIAF)	72.4	71.8
Total Revenues derived on sales of goods	$332.1	$181.2

Division (on consulting & services)	2016	2017
CA (Fishery related developments)	$72.2	$17.0
Total Revenues derived on consulting & services	$72.2	$17.0

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

For two years after its introduction in China, the Company operated in the dairy segment, but sold the dairy business in December of 2009 and began to implement its five-year plan to develop its vertically integrated business operations consisting of (i) cattle fattening and production of beef products and (ii) cultivation of fish and prawn and related products. The Company now operates as an engineering, technology and consulting company specializing in building and operating agriculture and aquaculture farms in China.

Our principal executive office is located at Room 3801, 38th Floor, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

The table below provides an overview of key events in the development of the business of the Company.

Year	Event
2006	•	Initiates agriculture and aquaculture consulting activities in China.
2007	•	Changes name from A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc.
	•	Acquires the Belize holding company Capital Award. Today, Capital Award is Sino Agro Food’s subsidiary operating many of the Company’s aquaculture activities.
	•	Acquires the dairy operations through a 78 percent ownership stake in ZhongXing Agriculture and Husbandry.
	•	Acquires the HU Plantation through a 75 percent ownership stake in Jiang Men City Heng Sheng Tai Agriculture Development.
2009	•	Conducts a strategic review and divests the dairy business in December due to poor industry fundamentals with control of the industry concentrated in a few very large value-added manufacturers.
	•	Founded Qinghai Sanjiang A Power Agriculture (“SJAP”). SJAP manufactures bioorganic fertilizer, livestock feed and develops other agriculture projects in the County of Huangyuan, in the vicinity of Xining City, Qinghai Province.
2010	•	Creates a five-year plan to develop vertically integrated businesses in primary production, distribution and marketing of beef cattle, beef products and seafood through proprietary recirculating aquaculture systems.
	•	Begins construction of the Company’s first fish farm, Fish Farm 1, with targeted capacity of 1,000 metric tons per year.
2011	•	Begins construction of Prawn Farm 1 & 2, Cattle Farm 1 and Fish Farm 2.
	•	Becomes a fully reporting SEC company on the OTCQB (as defined below).
2012	•	Acquires a 75 percent ownership in Fish Farm 1 and Cattle Farm 1. Advances construction of Cattle Farm 2 and Wholesale Center 1 in Guangzhou.
	•	Produces 1,800 MT of seafood and raises 6,000 head of cattle.
2013	•	Closes the Zhongshan Prawn Farm agreement, targeting production of 10,000 MT of prawn p.a. in 2016/2017 and 100,000 MT in 2024.
	•	SJAP awarded Dragon Head Enterprise status by the Qinghai provincial government.
	•	Mr. George Yap and Mr. Nils-Erik Sandberg join SIAF’s Board of Directors, as independent directors.
	•	Produces 4,700 MT of seafood and raises 15,000 head of cattle.
2014	•	SJAP’s abattoir and meat processing facilities commence operations. SJAP signs supplier and concession agreements with Tesco, PLC China for packaged meat products.
	•	Advances construction of a wholesale and distribution center in Shanghai, targeting ultimate capacity of 12,000 MT of meat and 6,000 MT of seafood per annum.
	•	Mr. Anthony Soh and Mr. Dan Ritchey join SIAF’s Board of Directors as independent directors.
	•	Ms. Olivia Lai is hired as Chief Financial Officer.
	•	Produces 5,600 MT of Seafood and raises 26,000 head of cattle during 2014.
2015	•	Sino Agro Food announces a long-term vision to become a leading sustainable aquaculture company focused on organically farmed fish and prawns.
	•	Wholesale Center 2 in Shanghai initiates operations
	•	Mr. Bertil Tiusanen is hired as Chief Financial Officer. Ms. Lai becomes the Company’s Chief Corporate Affairs Officer.
	•	Sino Agro Food announces contemplated plan to divest its aquaculture operations and seek a separate listing on the Oslo Stock Exchange.

2016	•	Sino Agro Food was admitted to the Merkur market in Oslo.
	•	The Company upgraded to OTCQX Premier from the OTCQB® Venture Market.
	•	Mr. Bertil Tiusanen resigned as Chief Financial Officer and appointed as SVP Business Development, New Ventures Europe
	•	Officer and Mr. Dan Ritchey appointed as Chief Financial Officer.
	•	Sino Agro Food Inc.’s carve-out of Tri-way resulting in categorization of Tri-way as an Investor in Associate from a subsidiary status. As such, Sino Agro Food Inc.’s fully owned subsidiary namely, Capital Award Inc (CA), retains its main business activity in the sector of technology and engineering consulting and related services, and Tri-way has assumed all activity regarding aquaculture operations and the sale of all products produced by them.
	•	Tri-way has purchased Master Developer and Operating licensing rights from CA for purposes of future development of aquaculture projects in China utilizing CA’s APM-indoor and ODRAS technology, and has contracted with CA to provide its turnkey contractor services for those projects in China.
2017	•	Mr. George Yap resigned as independent director and Audit Committee chairman and member of Nomination Committee.
	•	The Company increase its equity interest in Triway from 23.89% to 36.6% in the fourth quarter by converting the amount due from Triway into equity interest.
	•	On December 30, 2017 the Company sold its (35.36%) equity in QZH to a third party. (Further details provided throughout report).

Through December 31, 2017, the Company has been contracted as turnkey contractor to the owners and developers of the C&S Project Companies and acted as the master engineer, pioneering the construction and building of farms, from raw land into fully operational facilities. In each development the Company completes the construction and building of infrastructure including staff quarters, offices, processing facilities, storage, and all related production facilities. The Company’s management teams are responsible for developing all business activities into effective and efficient operations. From October 1, 2016, onward, Tri-way has assumed the role as developer of aquaculture projects in China with CA contracted to provide turnkey contracted services for those projects.

In just a few years, Sino Agro Food has matured into a company dedicated to the agriculture and aquaculture industry in China. The Company currently maintains operations of its HU Plantation (see description in section 4.10 below) as well as its services in engineering consulting and specializing in the development of two major products, namely meat derived from the rearing of beef cattle and seafood derived from the growth of fish, prawns, eel and other marine species.

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

Revenues are generated from activities that we divide into five stand-alone business divisions or units: (1) Fishery development, (2) Cattle & Beef, (3) Organic Fertilizer, (4) HU Plantation, and (5) Marketing and Trading. This fifth and newest division, “Marketing and Trading” represents our strongest push to vertically integrate the Company’s operations, furthering the Company’s overall “farm to plate” concept.

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

In September 2009, we formed a 100% owned subsidiary in Macau, A Power Agriculture Development (Macau) Ltd., China (“APWAM”) (formerly known as A Power Agro Agriculture Development (Macau) Limited). APWAM presently owns 45% of a corporate Sino Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”). On March 23, 2017, a third party, Qinghai Quanwang Investment Management Company Limited acquired a 8.3% equity interest and APWAM owned 41.25% equity interest of SJAP as of December 31, 2017. SJAP is engaged in the business of manufacturing bioorganic fertilizer, livestock feed and development of other agriculture projects in the County of Huangyuan, in the vicinity of the Xining City, Qinghai Province, PRC.

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City A Power Prawn Culture Development Co. Ltd., China (“EBAPCD”) (formerly known as Enping City Bi Tao A Power Fishery Development Co., Limited), which is incorporated in the PRC. TRW initially owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiangmen City A Power Fishery Development Co. Ltd, China (“JFD”) (formerly known as Jiang Men City A Power Fishery Development Co., Limited) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, we had invested $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, we acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, we acquired an additional 25% equity interest in JFD for the amount of $1,702,580. Prior to October 5th 2016 we owned a 75% equity interest in JFD and control its board of directors. As of September 30, 2012, we had consolidated the assets and operations of JFD. From October 5th 2016 we brought out the remaining 25% equity interest in JFD for consideration of $4,517,426 and sold the 100% equity interest in JFD to Triway (inclusive all original assets of its one farm namely Fish Farm 1 that was changed to name Aqua-Farm 1 and of other additional assets transferred from work in progress etc.) for $33,538,480; and converted JFD into a Wholly Owned Foreign Entity (WOFE) such that Triway is holding 100% equity interest in JFD; and simultaneously (on October 5th 2016) JFD completed the acquisition: of the assets and operation from owners and investors of four other aquaculture farms (namely Aqua-farm 2, 3 and 4) for $277,055,897 collectively; and the acquisition of a Master License from CA for the rights of future development and operation of our APRAS farms in China for $30,000,000 resulting that we were owing 23.89% equity interest in Triway as at October 5th 2016. The Company converted the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2017, which resulted in equity interest in TRW from 23.89% to 36.60%.

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

The table below sets out information about the entities in which the Company, as of the date of this Annual Report, holds (directly or indirectly) more than 10 percent of the outstanding capital and votes.

The table below sets out a brief description of the companies within the Company as well as the Company’s respective holdings within such companies and their domiciles.

Company	Country of incorporation	Field of activity	% Holding
Sino Agro Food, Inc.	US	Engineering consulting (general types of developments), business management, trading, sales and marketing
Capital Award Inc. (CA)	Belize	Engineering consulting (mainly in development of fishery), management of fishery operation, marketing and sales of fishery produces and products	100
Tri-way Industries Limited (TRW)	Hong Kong	Holding company and holder of technology licenses	36.6
Macau Eiji Company Limited (MEIJI)	Macau	Engineering consulting (mainly in cattle farming and vegetable farming), management service and marketing and sales of cattle and related products	100
A Power Agro Agriculture Development (Macau) Limited (APWAM)	Macau	Holding company	100
Sino Agro Food Sweden AB (Private) (SAFS)	Sweden	Various support and service to parent company, asset management, finance, consulting and provision of services in agriculture and aquaculture, marketing and sale of agricultural products, consultancy for business development in China, and related business	100
Capital Stage Inc. (CS)	Belize	Dormant	100
Capital Hero Inc. (CH)	Belize	Dormant	100
Jiangmen City A Power Fishery Development Co. Ltd. (JFD)	China	(1): Operator in growing of fish (sleepy cod species), eels (flower pattern species) and prawns; Research and Development of growing technique and knowhow of live-seafood and (2) Marketing and Trading of seafood	100 % owned by Triway
Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (JHMC or Cattle Farm 1)	China	A demonstration farm for growing cattle in a semi-tropical climate	75
Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (JHST)	China	HU plantation, immortal vegetable and cash crops of vegetables planting, processing and sales of produces and products	75
Hunan Shenghua A Power Agriculture Co. Ltd. (HSA)	China	Existing activities: manufacturing of organic fertilizer, 100% pure organic mixed fertilizer and lake fish farming organic fertilizer. Cattle rearing.	76
Qinghai Sanjiang A Power Agriculture Co. Ltd. (SJAP)	China	Existing activities: manufacturing of organic fertilizer bulk and concentrated livestock feed, and rearing of cattle and cooperative farming. Slaughter and deboning of cattle and value added processing of beef products.	41.25% owned by SIAF

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

In addition, regarding the investment agreement between QZH and QQI, (i) QQI enjoyed 6% annual interest on its capital contribution, but not any profit distribution; (ii) investment period was 3 years, and (iii) SJAP shared 100% (2016: 100%) on profit or loss after 6% interest payment to QQI and enjoyed 100% (2016: 100%) voting rights of QZH’s board and stockholders meetings.

As of December 30, 2017, the Company register authority approved the transferred of the Company’s (35.36%) equity interest in QZH to an unrelated third party, such that as from December 30, 2017 QZH was derecognized as a variable interest entity. (Further related information is provided throughout this report).

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

Integration into fertilizer and feed production for rearing of beef cattle together with breeding of prawn brood stock help decrease primary production operational risks as well as helping to offset price fluctuations that sometimes occur in raw product input prices..

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

Sino Agro Food partners with Chinese investors in food projects as a turnkey project manager

The Company engages in projects as a technological and engineering expert, partnering with local and regional investors in food related projects. Sino Agro Food generally has exclusive marketing, sales and distribution rights for each project company. For example, MEIJI purchases all marketable cattle from Cattle farm 2 and distributes them to wholesale markets. Up until September 30, 2016, prior to SIAF becoming an investment associate of Tri-way (i.e. post-carve-out), CA had been purchasing all seafood produced by the fishery farms and also supplied the fishery farms with fingerling, baby or adult fish or prawns and stock feed. Thus, CA is no longer involved in any sales, marketing and supplies of fishery goods being operated by Tri-way yet will continue to carry out its current contracts with other entities, as well as developing other business ties that are interested in utilizing its services.

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

Sino Agro Food has enjoyed strong growth since the Company initiated its business activities in China in 2006. During the fiscal year of 2017, the Company’s consolidated revenues amounted to USD $198,166,939. The four principal factors that have enabled the growth are:

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

Aquaculture division

CA has entered into and completed several CSC’s (i.e. the Fish Farm 1 (or Aqua-Farm 1) for JFD, the Prawn Farm 1 (Or Aqua-Farm 3) for EBAPCD and construction work still in progress for the Prawn Farm 2 (or Aqua-Farm 2) at Xin Hui District and the Prawn Farm 3 (or Aqua-Farm 4) and Prawn Farm 4 (or Aqua-Farm 5) at San Jiao Town Zhongshan for ZSAPP.

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

However, since then, Tri-way has acquired all assets and operation of CA’s C&S related project farms (i.e. Aqua-Farm 1 to 5) and SIAF has carved-out its controlling interest in Tri-way to 23.89% + debt converted to equity of 12.71% totaling to 36.6%, such that Tri-way, the subsidiary, is categorized as an “investment in associate” holding of SIAF, as a result of SIAF’s deemed disposal of equity interest in the subsidiary.

Integrated Cattle Farm division (SJAP & QZH)

Operated by SJAP, the Integrated Cattle Farm division is the business unit of Sino Agro Food active in beef cattle rearing and value added processing of domestic and imported beef meat. Revenue for fiscal year ended December 31, 2017 was USD 77.19 million or 42.6 percent of the Company’s total sales of goods revenue of USD 181.18 million in the same period. Gross profit for SJAP’s integrated cattle farm division in the fiscal year ended December 31, 2017 was USD 0.91 million, or 5.63% percent of the Company’s total gross profit in sales of goods of USD 16.21 million in the same period.

1.	Beef cattle rearing and fattening

The beef cattle rearing and fattening division’s Revenue for fiscal year ended December 31, 2017 was USD 9.15 million or 5.0 percent of the Company’s total sales of goods revenue of USD 181.18 million in the same period. Gross profit for same division in the fiscal year ended December 31, 2017 was USD 0.7 million, or 4.3 % of the Company’s total gross profit in sales of goods of USD 16.21 million in the same period.

This division has two production sources; one by the corporative farmers and one by SJAP’s own farm:

Cattle raised by the Cooperative farmers:

At SJAP it is a common practice to make cash advances to our cooperative growers (presently standing at 2200 members) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out at less than $8,850 per member based on the total of $19.5 million, however part of that amount has been offset by RMB1,000 / head of cattle / year given to the growers as a grant by the Government amounting to over $4.165 million placed with SJAP holding on trust for and on behalf of the growers that in the management’s opinion is a normal season to season process deemed fair and equitable. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, would indicate that SJAP’s revenue is also increasing.

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

The key features of the co-operative farming model are set out in the illustration below:

These arrangements were working smoothly and efficiently until Q3 2015 when the Government relaxed its import restriction on beef meats that gradually lowered the domestic grown cattle prices to a point that it is no longer commercially viable to maintain the fattening contracts with the corporative farmers such that SJAP cancelled and terminated its fattening contracts with the cooperative farmers at year end of December 2017 and to compensate the corporative farmers calculated to RMB5,000 / head of cattle based on 22,000 heads that were contracted since the beginning of 2017 to 31.12.2018 amounting to RMB110 million (or $17.6 million) in total compensation.

Cattle raised by SJAP itself

SJAP now has in its own property twelve cattle houses, with its smaller buildings housing a minimum of 200 head and larger cattle houses accommodating up to 350 head.

2.	The Organic fertilizer Chain:

The SJAP’s fertilizer division’s Revenue for fiscal year ended December 31, 2017 was USD 2.23 million or 1.23 percent of the Company’s total sales of goods revenue of USD 181.18 million in the same period. Gross profit for same division in the fiscal year ended December 31, 2017 was USD 0.52 million, or 0.29 % of the Company’s total gross profit in sales of goods of USD 16.21 million in the same period.

The Company prepares its agricultural wastes into bioorganic fertilizer through the environmentally friendly “Bacterial and Bio-organic Fertilizer Manufacturing Technology.” Also, the livestock feed is prepared into bioorganic livestock feed. Livestock feed consists of raw material consisting of crop wastes as well as locally grown and available wild wheat plus wild wheat sterns, wild peas with sterns and leaves, and selective pastures grown in the wild. These raw materials will be finely cut and put through several aging and fermentation processes by adopting a technology and method called “Stock Feed Manufacturing Technology,” and catalyzed by the enzyme developed by SJAP. Thereafter, the end materials will be packed and sealed in airtight and weatherproof packaging ready for storage.

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

The farmers use the bioorganic fertilizer on the soil and feed the grain to the cattle and sheep together with the livestock feed. Government tests show:

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

Through an acquired patent,1 the fat content of a 24 month-old cattle can be decreased from 18 kg to 5 kg, which improves the quality of the meat and its yield. The inventor of the patent is now an equity partner in SJAP.

3.	Feed

The SJAP’s feed division’s Revenue for fiscal year ended December 31, 2017 was USD 16.54 million or 9.1 percent of the Company’s total sales of goods revenue of USD 181.18 million in the same period. Gross profit for same division in the fiscal year ended December 31, 2017 was USD 7.74 million, or 47.75 % of the Company’s total gross profit in sales of goods of USD 16.21 million in the same period.

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

1 T1 Enzyme Technology (T1), Patent number ZL2005 10063039.9.

4.	Value Added Processing and distribution (VAP)

This particular division (recorded under QZH)’s Revenue for fiscal year ended December 31, 2017 was USD 49.28 million or 27.20 percent of the Company’s total sales of goods revenue of USD 181.18 million in the same period. Gross profit was negative for same division in the fiscal year ended December 31, 2017 losing USD (8.04) million, or (49.58) % of the Company’s total gross profit in sales of goods of USD 16.21 million in the same period.

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

In China, beef is customarily distributed through various tiers of established wholesalers and distributors that source their beef from various slaughter and deboning houses located across many districts in China. Most of these wholesalers sell multiple types of frozen or freshly chilled meats (including pork and poultry, etc.), and some slaughterhouses specialize in and solely supply beef. These wholesalers and distributors supply beef to regional supermarket chain stores, retailing wet and frozen food markets, the catering industry, etc. Therefore, after having established its own slaughterhouse and deboning factory, SJAP is expected to automatically become the primary supplier of beef. As such, many existing wholesalers and distributors will source their beef supplies directly from the Company. With the ever-increasing demands of quality beef meats due to the increase of middle class consumers, the Government’s enforcement of food safety regulation, and of anti-smuggling and illegal imports of beef, the right opportunity exists for SJAP to market its high-quality beef product. Therefore, the Company is confident it will successfully sell its beef meats in domestic markets. Also, a portion was exported to South Asian countries (i.e., Malaysia, Singapore, Hong Kong, Middle East countries and Thailand etc.) in 2014, as the Local Government encourages the Company to do.

That was the plan until the impact of China governmental change of policy during the 2nd quarter of 2015 relaxing the restriction on beef imports from eleven countries (e.g., New Zealand, Brazil, Australia, etc.), continued to affect the local cattle and beef industry throughout 2016, such that the local cattle industry has not been able to map out any firm direction under the current volatile pricing environment. At the same time, e-commerce has also affected sales through the traditional marketing outlets, requiring new marketing approaches being adopted, which consequently has absorbed some of the capital previously earmarked for capital projects under construction.

Throughout 2016, and 2017 the Company’s beef operations had begun implementing trials on various business plans aiming to minimize the adverse impact from those items mentioned, namely

•          Increasing its VAP activities by importing more beef from other countries (Australia and Brazil, etc.), however, volatile pricing and marked competition between exporting countries attempting to gain a lion-share of China’s fledgling beef market has made it difficult to determine export vendors providing the best long-term guarantee on both quality and price when compared to new exporters having just entered or just entering the market.

•          Upgrading cattle herds by 2018 to Wagyu cattle, 500-day grain-fed Angus and pure organically grown Angus while gradually reducing its current breeds down to zero. However, this has limitations in the mid-term, mainly due to the impact of import market prices competing with the disposal of these breeds at break-even or better price points.

•          The plan of adding more value-added processing lines (VAP), i.e. canning division, etc., to gain more export sales apart from domestic sales, which had been viewed as potentially the ultimate solution for SJAP’s operations due to the following factors:

a. Quality of labor available in the Value Added Processed goods industry is readily available at a competitive cost.

b. Land and construction cost in Xining are still cheap when compared to other major cities in China, providing a lower cost to capital expenditures.

c. Abundance of raw materials as a result of imports having helped reduce the overall cost of these items.

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

Although, our feasibility study on this plan reflected good commercial viability and sustained long term potential, it will involve a substantial amount of capital expenditure (CapEx) and working Capital (WC) that the Company cannot currently afford and intends to have it remain dormant until a suitable time.

(i)	The live cattle division

The average price paid to cooperatives for their fattened cattle is at RMB50 / Kg or at RMB4 / kg above average market prices, whichever is higher. A commitment by SJAP to the cooperative farmer to exercise its option to purchase cattle is made well in advance to lock-in the price before other buyers step in and also to obtain the producer’s commitment to raise its cattle based on SJAP’s quality standard for purchase. Again, if the quality of cattle raised by the cooperative does not meet SJAP standards, then there is no purchase obligation on SJAP’s part to carry out its commitment. Over the past few years until Q3 2015, when the Government relaxed its beef import policy, SJAP had generated good profit margins working under this arrangement. Since then, profit margins have steadily been depleted, such that by mid-2017 if SJAP had continued to commit buying additional heads of cattle from the cooperatives, it would have resulted in continuous operating losses for SJAP in 2017 and 2018 estimated to total $46.75 million (cumulative) based on an average market loss of RMB11.5/Kg (or $1.75 / Kg), excluding other operating expenses. This alone had provided incentive for the Company to decide on what its alternatives were to sustain (and absorb) such losses, which for all intents and purposes was not an option considering current cash flow issues with the Company.

The local Government had been working with SJAP to develop a long-term plan to help ameliorate the problem faced by SJAP as well as other cattle houses throughout the region, yet the timeframe that appeared necessary to carry out a solution would also mean incurring more losses without the means to cover those losses in the meantime.

What has been decided between SJAP and its investors, including SIAF, and the local Government in the interest of its stakeholders was the following solution:

1)	The local Government was able to work out an agreement with cooperatives to have them accept a portion of the loss they had incurred in 2017 and the losses they have already incurred preparing for 2018 resulting from SJAP no longer capable of making do on its commitment to purchase.
2)	SJAP agreed to pay the cooperatives a deeply discounted portion of its commitment/obligation to them at an average price of $800/head, about one-third of the out of pocket cost typically paid cooperatives in exchange for release from its commitment to purchase, which totals a one-time cost of $17.75 million. When compared to the estimated cumulative total loss to be incurred of $46.75 million in 2017/2018 due to SJAP’s lock-in commitment to buy, the estimated amount of out of pocket loss to SJAP is estimated to be reduced by about $30 million.

Also, consideration had to be given to the cost being incurred to meet the new regulations implemented by the Central Government on Abattoir operations, which license is currently held by QZH. Currently, it’s estimated that having both the funding and Abattoir operations underway meeting these new standards will take approximately 2 years to materialize; again, another source of income that would be completely curtailed until Abattoir operations were back online.

Taking into consideration and weighing its options, SJAP decided to eliminate any additional losses being incurred through QZH and has decided to discontinue QZH operations with the understanding that if favourable market conditions were to reoccur as well as the Abattoir license reinstituted in addition to Governmental assistance in developing a long-range plan being implemented that consideration will be given to resuming QZH operations in the future.

Thus, as of December 30, 2017 (the “deemed date of disposal”), QZH was derecognised as variable interest entity and SIAF, based on its proportional ownership of QZH through its variable interest entity SJAP, had incurred a net loss on disposal totalling $9,365,543 as delineated in the following table:

NET LOSS FROM DISPOSAL OF A VARIABLE INTEREST ENTITY

(a)	Net loss from disposal of a variable interest entity, QZH

Cash and cash equivalents	$17,060
Inventories	4,567,530
Prepayments	2,692,571
Accounts receivables	16,403,731
Other receivables	1,855,971
Plant and equipment	3,888,987
Intangible assets	2,870
29,428,720
Less: Accounts payable	(7,140,439)
Other payables	(5,811,425)
Short term borrowings	(1,530,456)
Non-controlling interests	(5,082,410)
Accumulated exchange difference	(498,347)
Net assets and liabilities disposed as of December 30, 2017	$9,365,643

Satisfied by:
Cash consideration	$-

Under the arrangement of the disposal agreement between all parties, it was agreed to that:

●         SJAP is no longer liable and responsible for the liabilities of QZH

●         If Profit will be derived from the sale of existing fixed assets of QZH, 50% of any gained profit will be paid to SJAP with SIAF receiving its proportional share of the proceeds.

●         There will be an annual royalty fee paid by QZH to SJAP / SIAF calculated at 25% of QZH net income over the next 3 years beginning January 1, 2018, if operations were to be reinstituted within this period.

●         Also, if QZH operations were to resume under the Government’s plan to establish QZH as a regional hub for beef processing, value-added production, etc. within the next 3-years, an option to buy up to 25% equity of QZH at its fair book value (net of the loss incurred from disposal) would be made available to the Company or its nominee, on or before December 30, 2020.

Taking into consideration all issues related to the ongoing losses incurred by QZH, the Company believes that its support in favour of QZH’s disposal is the best option for its shareholders at this time foregoing incurring further and greater losses from QZH while leaving the door open to reinvest in QZH if, and when, the larger issues are resolved and the regional beef hub plan is able to be implemented.

Organic Fertilizer (HSA) division

The Organic fertilizer (HSA)’s revenue generated in fiscal year ended December 31, 2017 was USD 7.17 million, or 3.96%, of the Company’s total sales of goods revenue of USD 181.18 million in the same period. Gross profit for this division for the 12 months ended December 31, 2017 was USD 2.18 million, or 13.45 % of the Company’s total gross profit on sales of goods of USD 16.21 million in the same period.

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

By January 2013, the first organic fertilizer production plant was established and started its production of organic fertilizer (OF). On March 5, 2013, HSA secured the rights to use an enzyme developed by a Hong Kong company some twenty years ago that has been utilized by global manufacturers of organic fertilizer. The advantage of this particular enzyme is that when it is applied to the organic fertilizer it has the ability to convert part of the organic raw materials into potash and phosphate without having to add in chemically formulated potash and phosphate, such that the Company’s end fertilizer can be qualified as pure organic fertilizer made with 100% natural organic raw materials. With this pure organic fertilizer, HSA is in a position to fully explore the potential market for fish in farm lakes and thereby to attempt to align itself with the government’s policy of encouraging lake fish farmers to use pure organic fertilizer instead of chemical fertilizers. In addition, cost savings from avoiding the use of chemical potash and phosphate will, in management’s belief, result in a better profit margin for the Company. Sales of pure organic fertilizer commenced at the end of Q1 2013. By 2014 HSA successfully developed a different mixed organic fertilizer specially designed and composed for the application in lakes to provide nutrients to enhance growth of water plants and microorganisms in the lakes that the fish are fed on. We called this type of fertilizer “the Organic mixed Fertilizer” (OMF). In the same year, HSA also developed a domestic pack of fertilizer called the “Retailed Pack Fertilizer” (RPF) supplying to the super market chain. As such there are three types of fertilizers being produced with:

(a). The Organic fertilizer (OF) are being used for the growing of crops, vegetables and plants,

(b). The Organic mixed fertilizer (OMF) are being used for the growing of fish in the lakes, and

(c). The Retailed Pack fertilizer” (RPF) are being used by domestic households.

By Q2 2016, HSA completed its construction work of and started production operation with its second fertilizer production plant.

Construction work to develop HSA’s cattle station that began in March 2012 by cutting half of the hill at site next to the fertilizer production site that cost far more than the budget originally estimated (from the budgeted $8 million to almost $20 million) due mainly to extra-work required to satisfy compliance of the additional environmental impact conditions implied in the Government’s 2016 regulation and to additional work required to reconstruct the foundation of the land due to a number of land-slides occurred during the rainy season, however related main construction work were 95% completed by year end of 2017 containing a 2,000 head capacity cattle farm built and pending on the completion of the installation of associated plants and equipment, accessories and operational fittings and other necessities, it will be ready for stocking of cattle for rearing and fattening operation targeting to be within 2018. In this respect, the Company is recruiting and selecting the right management team specializing in the growing of the selected native breed cattle (namely the “Asian Yellow Cattle” or AYC) in readiness to start-up the operation. The AYC are mainly found in Guangxi district and grown in free range conditions by small farms such that our initial stocking up to 2000 heads is rather significant in comparison that really needs a good management team to carry out its operation efficiently. The Company cultivated 75 acres of its land, situated below the fertilizer factory, and planted a high yielded pasture that have been developed in our Cattle Farm 1 in Enping District harvesting up to 200 MT / acre / year for the past year that has been proven as quality livestock feed suitable to the growing and fattening of AYC. The pasture will be harvested from the said 75 acres are the main bulk livestock feed fed to the AYC that will be sufficient for the growing of 2000 heads of AYC per year starting from 2018. In term, the plan is that; the cattle’s liquid waste will be used to fertilize the pasture field and the cattle’s solid waste will be used as raw materials by the fertilizer factory such that all wastes will be recycled.

HSA produced over 50,000 MT of organic fertilizer and organic mixed fertilizer in 2016 that reduced to 24,448 Mt in 2017 (a decrease of 59.25%) primarily due to (i) the production of the fertilizer in HSA being affected in the second half of 2017 by the ongoing construction work of cattle station during the year and (ii) the retrofitting of the fertilizer plant to accommodate the application of cattle waste as the main source of raw material versus chicken waste as its main product source. By Q4 2017, HSA’s production lines were back to online. Organic Fertilizer generated sales of 15,334 MT in 2017 from 14,896 MT sold in 2016. Organic Mixed Fertilizer, on the other-hand (OMF), a product specifically designed and designated for the growing environment of lake fish, had fallen behind in 2017 from 2016 primarily due to: (A) it takes time to complete various testing cycles at lake-farms’ sites to ensure that the application of OMF made from cattle wastes will: (i) enhance similar economic benefits to the growers and (ii) achieve similar healthy ecological environment to the water quality in the lakes and (B) the supply of raw cattle waste to support full scale of production wasn’t sufficient once the equipment and facilities had been retrofitted due to limited supply of availability of cattle waste from HSA’s operations. As such, it is anticipated that HSA’s targeted annual OMF production of 40,000 MT likely will be reached sometime mid-year of 2019.

The main hardship related to selling fertilizer is the requirement to provide longer credit terms (sometimes up to 180 days from crop growers and up to one year for lake fish producers) who are the Company’s end buyers because these end users normally can afford to pay for them only after they sell their products. Therefore, the Company must assess creditworthiness of its prospective customers, and only consider the farmers who can be deemed creditworthy, and who follow the Company’s requirements for planting their fields and harvesting crops each year etc.

Development of HSA follows SJAP’s business model. HSA is situated in a much better growing environment than SJAP. Thus, HSA benefits from cheaper logistics costs, close proximity to large markets, and a more favorable climate (milder winters and longer summers versus SJAP’s long bitterly cold winters and short summers). However, financial support from the Government is more difficult to obtain in the Hunan Province because more entities share the Government’s support provisions.

HSA endures both higher development costs and longer time to construct its facilities when compared to SJAP, whose property had 40 older (yet salvageable) buildings, which it has renovated to meet its needs.

Hunan Province is one of the biggest primary producing provinces of China with over four million primary producers that grow rice, tea, tobacco, grapes, citrus, cotton, seedlings, sunflowers, herb plants and many varieties of cash crops. Hunan also has a long-standing history in lake-aquaculture producing millions of tons of fish and other seafood annually

The Company’s plan for HSA is to process cattle solid waste from its own cattle farm to be used as raw materials for the manufacturing of fertilizer, thus there will be substantial saving in its cost of fertilizer manufacturing (estimated at over USD2.5 million per year based on current sales), and with such cost of saving, HSA will be able to self-finance the development of its AYC Program (inclusive breeding) designed to eventually produce the AYC into one of the top quality native beef cattle in Asia, aiming to reach meat quality on par with Japanese Wagyu Cattle to satisfy China’s own domestic market especially for the southern regions of China. The AYC Cattle is very similar in body size and weight and quality to the Japanese Wagyu cattle and has distinct meat texture, flavor and quality that are in high demand in China. In this respect, HSA’s cattle development is very different compared to SJAP’s cattle business since HSA’s business is aimed at developing a brand of cattle strictly of Chinese origin, whereas SJAP’s original (or old before said changes mentioned in early chapter) cattle business is a fully integrated model as primary producer, value added processor, canning operator,, stock-feed producer, as well as, marketer and distributor of imported beef and other commercially recognized breeds of cattle.

The Company’s other future plan is to merge Cattle Farms (1) & (2) with HSA such that CF (1) & CF (2) will become breeding stations supplying yearlings for HSA to raise into fully mature cattle (up to 3 years old) that will be sold in the Chinese market. Again, these operations will require sufficient capital to meet this plan’s overall development, likely to be sourced through financing vehicles, such as debt, government subsidies, overall increase in sales revenue from organic mixed fertilizer, etc. The Company will provide assistance where it can to help attract funding sources for the purposes described, herein.

Cattle farms (MEIJI) division

The business division Cattle Farms, or MEIJI, refers to SIAF’s cattle rearing operations in Jiangmen, Guangdong Province. Revenue for fiscal year ended December 31, 2017 was $20.4 million, or 11.26%, of the Company’s total sales of goods revenue of USD 181.18 million in the same period. Gross profit for the Cattle Farm (MEIJI) division for the 12 months ended December 31, 2017 was $3.77 million, or 23.26% percent of the Company’s total gross profit on sales of goods of $16.21 million in the same period.

Currently there are two operations in this segment, Cattle Farm 1 and Cattle Farm 2.

Cattle Farm 1: Cattle Farm 1 was built as a demonstration farm to show that cattle can be raised in a semi-tropical climate using the Company’s semi-grazing and housing method. Using the Company’s semi-free growing management system, the cattle are allowed to graze in the field during the early morning and kept indoors and out of the sun during the hot summer days. This method has proven reliable, with the growth rate of the cattle measuring slightly higher than the cattle at SJAP (i.e., averaging around 0.28 kg per day per cattle).

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

MEIJI is the marketing and distribution agent for all cattle farms that have been and will be developed by MEIJI using its “Semi-free growing” management systems and aromatic-feed programs and systems to grow beef cattle.

Similar to CA in its business model, MEIJI purchases fully-grown cattle from Cattle Farm 1 and sells them to the cattle wholesalers. MEIJI also buys young cattle from other farmers and sells the young stock to Cattle Farm 1. All cattle farms developed by MEIJI will utilize its “semi-free growing” management system and aromatic-feed programs and systems (which is a feeding program with special selected Chinese herbs to improve the health of the cattle to avoid the use of antibiotics) to raise beef cattle, such that cattle raised under this program have a distinct aromatic flavor sought by many restaurants in the Guangdong Provinces.

AYC (Beef meat) is traditionally a high-end market in China, as it is mainly sold in higher end markets (i.e. its 2016 / 2017 average of wholesale price was between RMB70 to RMB78 / kg (live weight) while the average of other (western origin breed beef) cattle like Angus, etc. was between RMB36 to RMB 48 / kg (live weight). We are anticipating that the AYC situation is rapidly changing, though, owing to urbanization and rising incomes, the rising demand for such quality beef, such that we foresee that eventually, locally grown and produced high quality beef from local breeds like the AYC will establish its “Brand” and market niche, returning premium prices in China similar to how many locally bred Japanese Cattle found their market niches in Japan that are not be affected by the supplies of imported beef.

Initially (as demonstration farms) these farms were going smoothly rearing and fattening mainly the western origin beef cattle (WOBC) breeds (i.e. Angus and / or Simmental) similar to cattle fattened at SJAP until the adverse impact caused by said relaxed importation of cattle from other countries that reduced the activity of the fattened WOBC and to grow more AYC. However, although the domestic prices of the AYC were not being affected by the imports, they do have much lower growth rates due to their small stature and in turn reduces these farms’ sales revenues based on volume yet make up the difference on their return on gross profit as evidenced in 2017 for gross profit of $3.77 million derived from sales of $20.40 million when compared to 2016 for gross profit of $1.54 million derived from sales of $29.84 million of WOBC.

Presently, these farms are carrying on with the growing and fattening mainly AYC and that the Company’s plan (mentioned earlier) to merge Cattle Farms (1) & (2) with HSA such that CF (1) & CF (2) will become breeding stations supplying yearlings for HSA to grow into full grown cattle (up to 3 years old) that will be sold in the Chinese market, is now delayed to later months of 2018 or to 2019 if necessary due to the Company’s mandate in 2017 to restrict capital expenditures until such time as its overall liquidity improves.

Plantation (JHST) division

The business division Plantation refers to SIAF’s produce production, situated at Enping City, Guangdong Province. Revenue for 12 months ended December 31, 2017 was $4.64 million or 2.56% of the Company’s total sales of goods revenue of $181.18 million in the same period. Gross profit for the plantation division for the 12 months ended December 31, 2017 was $1.38 million, or 8.51% percent of the Company’s total gross profit for sales of goods of $16.21 million in the same period.

JHST is an SFJVC that is 75% owned by SIAF consolidated as a subsidiary, and is the owner and operator of a Plantation where mainly Hylocereus Undatus, or Dragon Fruit, and cash crop vegetables, are grown.

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

Small amount of fresh flowers are sold to regional wholesale and retail markets due to their short shelf life and most of the flowers are dried and packed; these flowers are sold to a few major wholesalers, who distribute them to wholesale and retail markets and export traders through the winter and spring months (from October to June) in Guangdong Province. HU is a seasonal revenue product; more than half of JHST’s revenues are recognized in the third quarter. No sales are made in the first quarter.

The Company originally expected that by 2014, dried and pickled flowers would make up 96 percent of the division’s flower income as produce is diverted away from delicate fresh flowers. In 2013, the Company also planted a special selenium-rich Chinese herb (called XueYingZi, or “Immortal Vegetable” in China and Snowsakurako in Japan) and tried many treatment methods hoping to prolong the shelf life of the fresh flowers from 2-3 days up to 12-14 days aiming to increase the sales of fresh flowers. This experimentation had not produced the desired outcome; thus the Company instead has processed up to 80 percent of HU as dried flowers from 2013, onward.

●	HU flowers are in greater demand than supply can meet for several reasons; (i) In Guangdong Province, HU plants can only be grown commercially along certain districts; there were over 40,000 acres of HU Plantation in 2005, but due to the growth of industrialization and modernization, acreage is now less than 4,000 acres, and (ii) farm laborers are getting harder to find. With the increase of cost of wages and salaries, the rapid rise of the land cost and the increase cost of farm developments, it is extremely difficult to start up a big acreage HU plantation. For these reasons the Company anticipates that prices of dried HU flowers will enjoy a steady rise at an average rate of 8 to 12 percent per year, which has been the trend since 2009. However, the biggest risk to yield is weather, as substantially wet rainy seasons can limit the yield of any harvest and damage their roots in term inducing diseases to the plants.

Our plantation experienced very heavy wet seasons for more than 4-5 years (2013 to 2017) requiring the Company to combat and treat diseases and related problems continuously during the period, but by 2017 had exhausted all various means to recover and to revitalize the HU plantation. With continued wet conditions experienced over the past years, damage to the soil and plant roots has increased disease problems to the HU plantation affecting its overall yield as well as quality of harvested flowers (i.e. sales of 224,000 Kg dried HU flowers and 480,813 pieces fresh HU flowers in 2017 compared to 584,000 Kg dried HU flowers and 6,163,100 pieces fresh HU flowers in 2016). Even though new plants were being planted each year increasing the area of planting by over 900 Mu to a total of over 1700 Mu with the intent to increase productivity, proportionately, the outcome has fell well short of intended results. Furthermore, poor soil and weather conditions adversely affected the quality of the HU flowers products which caused a significant drop in selling prices (i.e. the unit selling price of fresh HU flowers decreased from $0.16 in 2016 to $0.09 in 2017 while that of dried HU flowers decreased from $12.35 /kg in 2016 to $5.19 / kg in 2017). At the same time, the regional farmers suffered the same fate that we could not buy enough fresh flowers from them to dry to maintain the sales of dried flowers. Therefore, due to deteriorating conditions recurring in the HU sector, the Company is reviewing the following options with the hope to remedy the situation.

One of the plans of JHST was to plant other cash crops to provide an alternative source of income for the plantation. Immortal Vegetable (IV) plants have properties that some believe induce good health. The Company has processed these into small herbal tea bags - selling them as organic herbal health tea. Laboratory test results show that each kilo of fresh Immortal Vegetables contains 0.58 gram of selenium, which adds value to their sales. As of the 2015 season there were 70 Mu designated for growing immortal vegetables on the plantation, however sales of this products did not reach targeted levels such that in 2017 the Company maintained only a small plot of about 10 Mu for growing IV. We did not sell any dried IV tea in 2017, but we kept over 20,000 Kg dried IV tea in inventory planning to relaunch its sales by one of the country’s top e-commerce operators in 2018 that will involve (a). Repackaging the products by a well-known and reputable health food processor and promoter into three separate and different health products with each product reflecting its own health property instead of an all-in-one application like had been, previously, (b). To promote the product under one of the China’s best brand names of health herbal products. Our herbal health tea products (The HHTP) have been accepted by one of their franchisees during March 2018, and, as such, we are working on trials with the processor over the coming months to start launching the HHTP onto an e-commerce platform targeting Q3 2018 depending on the successful outcome of the trials to meet various marketing markers, satisfactorily. If HHTP is launched successfully, there is good potential for JHST’s plantation to generate sustainable high sales revenues and profit from 2018 onward because the IV are very durable plants with strong disease resistant characteristics having good growth rates producing 5 yields per year (average of 50 MT of fresh produce / acre / year) at a reasonable cost of production averaging at RMB1000 / MT or the equivalent of RMB50,000 / acre. Practically speaking, the whole plant (that is, the flowers, leaves, sterns and roots) can be dried into the HHTP averaging 5 MT of HHTP / acre / year. We are targeting to plant about 15 acres in year 1 (starting from Q3 2018) to process into 75 MT of HHTP to generate direct farm sales (excluding marketing and other associated sales revenue and costs, etc.) up to RMB45 million / year 1 (or the equivalent of $7.2 million) at about a 70% gross profit margin. If successful, it will enhance revenue and profit by more than 200% of JHST’s annual sales revenue and gross profit generated in either FY2016 or FY2017.

In March 2018, JHST signed two growing contracts that have stable pricing conditions: (1). With a herbal plant oil processor to grow 50 acres of plants called “Pogestemon Patchouli” (“PP” or 广霍香叶 in Chinese) for processing into a type of natural aromatic oil that has experienced a good market in China. 50 acres of trial will be run this year but can be expanded to 150 acres next year if proven successful. It is estimated that the 50 acres of PP will generate sales revenues over $1 million with 50% gross profit margins based on two harvests for the year 2018; and (2). To grow 200 acres of Passion Fruit for a Juice Manufacturer from 2018 to 2020 for 3 years initially estimated to produce around 2,400 MT of fruit / year contracted at RMB8,000 / MT (or $1,280 / MT) to generate over $3 million in sales revenue. The combination of both fruits and PP will enhance revenue and gross profit to JHST that again will exceed its performance of either FY2016 or FY2017, if their outcomes prove successful.

Marketing & Trading Division

Revenue for 12 months ended December 31, 2017 was $71.79 million or 39.6 % of the Company’s total sales of goods revenue of $181.18 million in the same period. Gross profit for the plantation division for the 12 months ended December 31, 2017 was $7.96 million, or 49.11% percent of the Company’s total gross profit for sales of goods $16.21 million in the same period.

The Company distributes imported meat and seafood through two completed and operational facilities from which it has acted as turnkey project developer to construct and to provide supervision to these operations:

1)	Wholesale and distribution facilities (“Wholesale Center 1”) for Guangzhou City NaWei Trading Co. Ltd (“NWT”), an unrelated Chinese third party owned company situated at the Guangzhou City, LiWan District, New Wholesale Market.

2)	The Shanghai Distribution Center which was built to accommodate a capacity of 50 metric tons of meat per day and to distribute 5,000 metric tons of seafood per year.

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

Primarily, the Company distributes meat imported from Australia and seafood from other countries through these operations under their import and export permits conditioned under the China Government’s regulations.

We believe this division has excellent growth potential due mainly to the needs of import foods in China, but the sales of this division is limited mainly by “insufficient working capital” to really drive up the sales’ turn over. For instance the company’s average of gross profit of import trade is at 10.5% (derived from average of 12.5% in mark-up) for selling the imported goods to its sales agencies to distribute in China when the total working capital(WC) needs for the 1st month’s import and the subsequent 2nd months import calculated to about 4 months’ “good-sold” when considering that it will require 2 months times to complete one cycle of the monthly import allowing time provided for “ordering, shipping, custom clearance, good inspection, discharging & local transportation, storing and selling time etc. and another 2 months for subsequent month’s import totaling to 4 months. As such, if the Company wants to generate $120 million in sales in one year it will require WC of about $40 million (or 33.3%) to be locked up month after month continuously during the year whilst the Company did not have $40 million in WC in the past or currently for that purpose, such that it could only build up sales of this division gradually pending on the availability of working capital from time to time.

Project Development Division

The project developments (or Technology engineering consulting and services) work are carried out by CA on aquaculture related projects and by SIAF on non-aquaculture projects:

Introduction

The Project Development division earns revenue by providing turnkey project management and engineering services today mainly within aquaculture. Project development revenue for 12 months ended December 31, 2016 was $16.99 million or 8.57% of the Company’s total revenue of $198.17 million (derived collectively from $181.12 million in Sales of goods and Project Development of $16.99 million) in the same period. Gross profit for project development for the 12 months ended December 31, 2017 was $3.42 million or 17.42% of the Company’s total gross profit of $19.63 million (derived collectively from $16.21 million of Sales of goods and Project development of $3.42 million) in the same period. All project development activity for the year was carried out through Capital Award for its unconsolidated investee, Tri-way.

Historical events:

Historical Information and status of CA’s consulting and engineering service are shown in the table below:

Number	Year	Name	Stage of completion
1	2010	Fish Farm 1 (JFD)	Completed and acquired by SIAF
2	2011	Fish Farm 2	Under expansion by Triway
3	2011	Cattle Farm 1 (JHMC)	Completed and acquired by SIAF
4	2011	Prawn Farm 1 (EBAPCD)	Completed with hydroponic farm to go
5	2011	Prawn Farm 2 (ZSAPP)	Under expansion by Triway
6	2012	Cattle Farm 2 (EAPBCF)	Completed
7	2012	Wholesale Center 1 - Guangzhou (APNW)(Phase 1 & 2)	Completed
8	2012	Central kitchen, distribution network, signature restaurants	Completed
9	2013	Zhongshan New Prawn Project (ZSNP)	Under construction
10	2014	Wholesale Center 2 - Shanghai (APNW) (Phase 1)	Completed

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

From October 1, 2016, onward:

CA has granted to Tri-way a Technology Master License for China, such that starting from October 1, 2016, all future fishery project development in China using APM-RAS or ODRAS will be developed by Tri-way. CA has been hired by Tri-way as the Company’s turnkey contractor to provide consultation respective of Tri-way’s operations.

CA’s aim, in addition to providing quality service to Triway in China, is expecting to expand its reach to introduce and help implement its APM-RAS and ODRAS plant and equipment and services, worldwide.

2017 Research and development (R&D) works on technologies and associated future developments

The Mexican White Prawns (MWP)

During Q4 2017, CA started the construction and development of an indoor APM-RAS experimental farm (MWEF) at Enping’s Aqua-farm (1) (or FF1) for the growing of Mexican White prawns (“MWP”) which is a salt water spices of prawns grown mostly in China or other countries in open dams and channels that have access to sea water. However, due to the rapid growth of industrialization and the increase of prawn growing farms over the past years, pollution has been affecting the quality of sea water in terms of increasing diseases and other associated problems to the MWP industry, thus, reducing the economic viability of the prawn industry by reducing its productivity. The aim of the MWEF is to achieve the growing of MWP economically and commercially in stable environmental conditions supported by economic sustainability so that they can be developed at a lower capital expenditure and returning on capital investments within a reasonable period of time (targeting within 18 to 24 months).

Our teams (including some newly recruited technicians and experts) are working diligently on the project having already overcome various problems in construction and associated preparation work on growing MWP, expecting to stock prawn fingerling (PL7days) within the 1st week in April 2018 and if all goes according to plan, are anticipating harvests to begin taking place 7 weeks later (beginning of June 2018) for the smaller sized prawns (i.e. 50/60 pieces / Kg) and final harvest on or before end of June for the larger sized prawns (i.e. 20 / 25 pieces / Kg). This MWEF is being constructed on a 1000 m2 surface area that has 4 grow-out tanks (to contain 480 m3 of water, collectively) with each tank to have 120m3 of water that is being recycled and serviced by 2 tanks (each of 25m3) that have inbuilt filtration and water treatment systems aiming to produce 3Kg of small sized prawns / m3 of water within 7 weeks and 6Kg / m3 of larger sized prawns within 10 weeks. This production aims to enhance harvests by approximately 3,000 Kg (or 3 MT) per harvest (15 MT / year) of larger sized prawns based on 5 harvests per year. In 2017, the average of wholesale prices of (MWP) prawns is RMB50 / kg for small sized prawn and RMB150 / Kg for larger sizes. This will mean that there will be RMB2.25 million sales revenues generated per year per 1,000 m2 of developed floor area. We are optimistic to achieve this milestone of securing sound fundamentals for the growing MWP in China.

Therefore, the plan going forward subsequent to this MWEF is to initially develop 150 Mu (or the equivalent of approximately 100,000 m2) on land located next to FF1 in 2018 with the aim to produce over 1500 MT of the MWP / year 1 of operation, generating annual sales revenue of up to RMB225 million (or $36 million). Based on experience, we estimate the overall capital expenditure (CAPEX) required to fund the construction and development cost on 150 Mu for this APM-RAS farm (MWP farm 1) to produce 1500 MT per year will be RMB200 million (or $32 million) calculated on cost of RMB2000 / m2. CA will earn its share of service fees as the turnkey contractor to Tri-way who will be the developer and operator of the MWP farm including funding the necessary CAPEX, including through the use of income derived from MWP sales produced from this farm. CA will only start the construction of the MWP farm only when Tri-way has secured sufficient financing to have it constructed.

●	The Fresh Water Prawns (BJP)( M. rosenbergii)

During 2017, the Aqua-farm (4) (AF4) at the Mega Farm Project tried to grow multiple batches of Fresh Water Prawns (BJP) in commercial quantity (i.e. stocked over 1 million fingerling (of PL24 days) per APM tank of 200m3 of water to nurture the fingerling up to 54 days old supported with 4 other APM tanks for further grow-out up to 18 weeks old) but did not obtain optimal results mainly due to the BJP having not reached their desired size on schedule, with the majority of them not showing any further growth occurring after week 12. As such, AF 4 had to alter its plan of growing mainly BJP to growing fish (i.e. Jade Perch, Silver cods and other mixed fish) within some of the APM tanks in order to maintain a certain level of productivity at the farm. In conjunction with this exercise, AF4 had to develop 800 Mu of open dams (“ODRAS” that were built using CA’s 2nd generation open dam recirculating aquaculture systems) to grow fish to certain sizes before they were transferred to the indoor APM farm for final grow-out, and allow the transfer of the 12 week old BJP grown in the indoor APM tanks to be moved to the ODRAS dams for further grow-out in a larger area.

Also, in Q3 2017, AF4’s ODRAS open dams suffered damage to its temporary built properties (i.e. the staff quarters, offices, laboratory, etc.) as well as use of AF4, itself, losing many fish and prawns stocked in the open ODRAS dams by one of the strongest typhoons in the past decade hitting the Mega Farm property and other areas of the southern coast of Guangdong Province. Although there was no structural damage done to the main APM farm buildings the damage had interrupted production until repairs were performed to both the APM tanks and ODRAS dams for the transfer of the prawn and fish, and, as such, AF4 decided in Q4 2017 to slow down its grow-out activities until after the Chinese New Year (ended end of February 2018) and in the interim to concentrate on its research and development work on the grow-out of BJP in the APM tanks aiming to find a solution to improve the growth rates and grow-out sizes of BJP to 18-weeks. Research will be focused on system design and water quality limitations. Progress is being made to improve in-tank water chemical and physical characteristics, and source water mineral composition for prawn growth. In addition, progress has been made to understand and manipulate in-tank bacterial populations to create a healthier overall rearing environment. During the first quarter of 2018, research will also assess the biological and economic feasibility of all-female and all-male populations of prawns, using patented endocrine disruptor technologies from third-party collaborators. Such non-GMO technologies result in overall faster and more uniform growth of cohorts compared to mixed populations of both males and females. Our teams are confident that they will complete this R&D work and to expand it to reactivate and to focus on the prawn growing activity in the AF4 planned originally within the coming quarter (Q2 2018).

●	R&D work and development the 3rd generation ODRAS.

During Q1 2017 CA acted as the turnkey contractor to Tri-way’s Aqua-Farm 3 (formerly, PF2) helping it complete the construction and development of a 150 Mu open dam farm using its 3rd generation ODRAS technology and system (ODRAS (3G) Farm 1) at a sea-shore property in YangJiang district of Guangdong Province to grow Mexican White Prawns (MWP). This farm started operation in Q2 2017 and by the end of Q4 2017, it produced over a 9 month-period a total of 600 MT of small to large sized MWP generating sales revenue of RMB7.2 million (or $1.152 million) representing an average yield of 6 MT / Mu / 9 months / 3 harvests (annually yielding 8 MT / Mu) on 100 Mu of net-effective grow-out areas.

On December 2017, CA also acted as a turnkey contractor to AF3 starting the construction and development of ODRAS (3G) Farm 2 on 186 Mu of land located opposite to AF3’s old open dam farm’s property at Shenwan Town, Zhongshan City, Guangdong Province. ODRAS(3G) farm (2) is expecting to start production operation within April 2018 targeting annual production to exceed 1000 MT (annually yielding 8 MT / Mu) on net-effective grow-out area of 130 Mu.

AF3’s old open dam farm’s property located at Shenwan Town, Zhongshan City, Guangdong Province was originally 390 Mu that had been expanded to 600 Mu in 2016 and among which 350 Mu are still operating on its old ODRAS systems, wherein 250 Mu was retrofitted into ODRAS(2G) using CA’s 2nd generation ODRAS technology and systems, starting production in Q2 2017. It is the intension of Tri-way to retrofit the original 350 mu farm into ODRAS(3G) within 2018, again dependent on when Tri-way will secure long-term financing.

At the same time throughout 2017, CA has been servicing groups of farmers aiming to develop some of their properties (estimated over 600 Mu collectively) in nearby regional districts within 2018 as well as over 400 Mu of land next to ODRAS(3G) farm (1) in 2018.

During 2017, CA improved its designs in ODRAS(3G) technology to have more frequencies in water flows, smaller sized grow-out dams (i.e. average of 6 Mu per dam reduced to 2.5 Mu) that will reduce energy costs by having the dams covered by greenhouse designed structures shaded by trees in between to act as wind breakers and weather adjusters that we think will be very adaptable in southern China to grow both MWP and BJP. These ODRAS(3G) farms can be built at 1/3 of the price of the MWP Farm (1) mentioned earlier for approximately RMB700 / m2.

Other Project Development (historical)

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

Intellectual Property Rights

The Company and its business are, to some extent, dependent on patents, licenses and other intellectual property rights. As of the date of this Annual Report, the Company holds intellectual property for fertilizer formulas, livestock feed fermenting formulas and indoor fish farm techniques. These include an enzyme technology master license registered under a Chinese patent for the manufacturing of livestock feed and bioorganic fertilizer, and an aromatic-feed formula technology for the production of aromatic cattle, and a bacterial cellulose technology license.

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

Rights to this technology has been transferred to HSA by SIAF after SIAF attained this, as well as other assets, in exchange for assumed liabilities of Triway as a result of the carve-out.

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

Loans and contractual obligationShort-term financial debt

Name of Lender	Total facility	Utilized facility	Interest Rate	Tenure	Comment
China Development Bank, Beijing City, the P.R.C.	RMB 10,000,000 (USD 1,530,455)	RMB 10,000,000 (USD 1,530,455)	5.2835%	December 14, 2017 - December 13, 2018	Issued to SJAP Guaranteed by third party
China Development Bank, Beijing City, the P.R.C.	RMB 20,000,000 (USD 3,060,913)	RMB 20,000,000 (USD 3,060,913)	5.2835%	November 29, 2017 - November 28, 2018	Issued to SJAP Guaranteed by third party
Convertible note Independent 3rd Party	USD 4,000,000	USD 4,000,000	10.5%	20 October, 2017 – 28 Feburary, 2018	Convertible

Long-term financial debt

Name of Lender	Total facility	Utilized facility	Interest Rate	Tenure	Comment
China Development Bank Beijing City, the P.R,C.	RMB 40,000,000 (USD 6,121,824)	RMB 40,000,000 (USD 6,121,824)	5.39%	December 16, 2016 – December15, 2026	Issued to SJAP Secured by land use rights, plant and machinery and guaranteed by SJAP’s directors

Agricultural Development Bank of China Credit Facilities:

On the October 23, 2015, the Company’s subsidiary SJAP entered into three agreements regarding credit facilities with the Agricultural Development Bank of China, Huangyuan County Branch. The agreements grant SJAP a credit of RMB 35 million, RMB 20 million and RMB 35 million, respectively, at an interest rate of 6.40 percent. The agreements are valid for 12 and 60 months after the date of each agreement. The credit facilities are personally guaranteed by Mr. Zhao Yilin, the general manager and legal representative of SJAP who has given personal guarantees for the repayment of the loan sums of RMB 25 million and RMB 15 million plus interest and charges payable under the loan agreements. Land use rights and building ownership rights with net carrying amount of USD 471,048 also secure the credit facilities. Agreements between SJAP and the Agricultural Development Bank of China regarding credit facilities have been entered into on a yearly basis during the last three years. As of December 2016 SJAP repaid all loan facilities to Agriculture Development Bank of China and has taken up a long term long facility (for loan amount of RMB 40,000,000 over a period of 10 years) from China Development Bank on December 16, 2016.  No additional loan or facility were taken out in 2017.

Negotiable Convertible Promissory Note (NCP Notes)

On August 29, 2015, TRW issued negotiable promissory notes to three fund companies and one individual for $3,450,000 with SIAF acting as guarantor for repayment.

•	Issuer: Tri-way Industries Limited (“TRW”)
•	Principal amount: $3,450,000
•	Interest rate 2.50% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
•	Default interest rate 15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention

•	Interest payment Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
•	Repayment date: Repaid in full within 120 calendar days from the issue of notes
•	Security: Corporate guarantee by the Company

•	Conversion option: Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notice to TRW and the Company, the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. The initial conversion price is $12.00. In the event of a dividend, share split or consolidation or spin-off (each a Corporate Event”) from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur.

Since SIAF has assumed all accrued liabilities of Tri-way in exchange for equity holdings in the company, two NCP Notes were transferred to SIAF on September 30, 2016 amounting to $1,013,397.00 (includes principal and accrued interest to 31.03.2017), and the other amounting to $669,129.00 (principal) at 5% interest, repayable on or before July 31, 2017.

As of April 15, 2018 (date of this report), Tri-way’s transfer of equity to the Company has been transacted with its official registration with the HK Registrar anticipated to be effected on or before June 30 2018. However, the Company has redeemed the Notes with their holders in the meantime leaving an outstanding balance of $977,155 as at December 31, 2017.

EuroChina Capital Convertible Note:

On August 29, 2014, the Company completed the closing of a private placement financing transaction with an accredited investor, which purchased a 10.5% Convertible Note in the aggregate principal amount of up to $33,300,000. The Company shall offer investor a discount equal to 25% of the amount of the principal advanced by the investor.

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

The Company and the Note holder agreed to enter into a restructuring agreement regarding the settlement of the Note. The reasons for seeking the settlement consisted of a) the Company seeking an early pay-off on the Note so as to limit the amount of total debt service required if the Note were to run through term (the principal and the accrued but unpaid interest amounts outstanding under Note being reduced by $19,096,347 as a result of having this early payoff adopted); b) the additional cost of the Note running through full-term and its impact on the Company’s ability to repay the full debt plus interest upon its due date in 2020; and c) the depreciation in share price having curtailed any value for the Note holder to accept the amount of accrued interest to date into shares of common shares and the viability of exercising their option to convert any portion of the Note’s principal and future interest into SIAF common shares at $9.90 per common share (terms of the original Note) considering that the market had not been reacting more favorably toward the stock over an extended period of time while leaving little indication that there would be any reversal in this trend for the foreseeable future.

Both parties have agreed to restructure the indebtedness represented by the Note, as follows: (a) SIAF issues 5,196,333 shares of its common stock at $3.00 per common share and the transfer of 400,000 common shares of Tri-way Industries Ltd. to the Note holder; and (b) SIAF executes a new promissory note in the principal amount of $15,589,000 to the Note holder to be paid in installments over a period of time. However, both parties remain open to negotiate an all-cash settlement of the Note.

The Company feels that this arrangement serves its shareholders’ best interest by reducing the overall cost of the Note to the Company had it been carried out to full-term.

●	Third Party Loans to Tri-way secured by shares of the Company:

The Company has depended from time to time on bridge loan financing, namely from four individual third parties (ITP) whose loans had been repaid either in cash, shares or both. The issuance of shares (referred to as “Debt Settlement”) was in practice until the time that the Company committed in the Note to discontinue repayment of loans through the issuance of Debt Settlement shares.

The current ITP loans (provided through the same third parties) were provided to Tri-way (“Borrower”) with the final agreement entered on August 5, 2016. The loan proceeds were incrementally received between July 15, 2016 through September 28, 2016, as follows:

Face value of the total 4 loans:	US$	13,904,058
75% loan to value available to borrow:	US$	10,428,034
Secured at 75% of face value in SIAF shares at:	US$	8.00 / share

General terms of the loans, include:

a)	Tri-way Industries Limited (Tri-way) is the responsible party to cover loan principal, interest, closing and any other related loan costs.
b)	SIAF, on behalf of Tri-way, acts as “Security Provider” providing shares of common stock as collateral against the loans.
c)	SIAF’s only liability is contingent upon failure of Tri-way to repay the loan. Since the shares have not been sold, but strictly are utilized as security collateral, and, to date, have not incurred further liability to SIAF, the Company has recorded the Consideration (Face Value $13.9m ; LTV $10.4m) as Non-Current Assets, offset by the issuance of (collateral) shares, which are reported in our Qs and Ks, accordingly.

Because of the precipitous decline in SIAF’s share price, SIAF is committed under the terms of the agreement to safe-guard the Lenders’ interests against the full face-value of the loan by increasing its share collateral against the loan as described in the table below:

Summary: Changes in Third Party Loan collateralized shares

Date of issuance	Shares issued to third party loans named Loan (1) & (2) granted by 4 third parties collectively			Loan face amount	Net loan amount	Loan balance	Equivalent value / share	Notes
			Total balance of
	Basic required	Top Up required	collectaralized shares
	collateralized shares	collateralized shares	in Loans	US$	US$	US$	US$ / share

27.12.2016	749,304		749,304	5,966,665	4,797,332	4,797,332	8	Loan (1) collctively from 2 third parties
27.12.2016	520,696		1,270,000	7,038,390	5,630,712	10,428,044	8	Loan (2) collectively from 2 other third parties
31.12.2016				3,729,776	-2,000,000	6,189,829		Repayment of loan (1) by Triway
06.02.2017				4,523,329	-2,238,215			Repayment of loan (2) by Triaway
30.06.2017		550,000	1,820,000	3,729,776		6,189,829	2.86	Additional collateralized shares (Top Up) for Third Party Loan (1)
30.06.2017		342,735	2,162,735	4,523,329				Additional collateralized shares (Top Up) for Third Party Loan (2)
30.09.2017		250,000	2,412,735	3,729,776		6,189,829	3.10	Additional collateralized shares (Top Up) for Third Party Loan (1)
30.09.2017		250,000	2,662,735	4,523,329				Additional collateralized shares (Top Up) for Third Party Loan (2)
18.12.2017			2,662,735	2,396,443	-1,000,000	4,694,829		Repayment of loan (1) by Triway
19.12.2017				3,856,663	-500,000			Repayment of loan (2) by Triway
31.12.2017			2,662,735	6,253,105		4,694,829	2.35

●	The Trade Facility secured by shares of the Company:

The Trade Facility was originally entered into on September 22, 2015 under the following terms:

Face value of the Facility:	US$	26,666,666
Maximum Facility amount to be employed:	US$	20,000,000.
Secured at 75% of face value in SIAF shares at:	US$	12.50 / share
Revolving LOC (Facility) maturity date:		September 30, 2019

Initial draws up to $20 million incur an Establishment Fee of 6% based on the issuance value of each Letter of Credit (L/C) or Document Presentation (DP) or Trust Receipt Drawn (TRD), all part of a Revolving Trade Facility with repayment for each issued L/C, DP or TRD due within 45 days from date of withdrawal payable at an annual interest rate between 1.5 to 2%, plus LIBOR. There are no restrictions or minimum days required between repayment and revolving withdrawal against the Facility.

SIAF provided its shares as collateral against the security on behalf of a Third-Party Agent (TPA) that operates the import/export trading house in Shanghai. The shares do not carry any voting or dividend rights and are returned to SIAF once the TPA reduces its outstanding balance (plus interest) with the lender.

The agreement basically consists of SIAF having securitized the loan with 2,133,333 of its common shares valued at $12.50/share equivalent to the full face-value of the loan ($26,666,666), and the TPA having the full use of the trade facility to borrow and repay, against, as warranted, i.e. revolving LOC.

As such, the principal terms of this agreement are:

•          SIAF acts as “Security Provider” to initiate the Trade Facility to be employed.

•          The Third-Party Agent (TPA) (described as an Import & Export Trading House in Shanghai) is the responsible party to cover loan principal, interest, closing and any other related loan costs.

•          SIAF’s only liability is contingent upon failure of TPA to repay the loan. Since the shares are strictly utilized as security collateral, and, to date, have not incurred further liability to SIAF, the Company has recorded the Consideration (Face Value: $26,666,666; LTV: $20,000,000) as Non-Current Assets, offset by the issuance of collateral shares.

Because of the precipitous decline in SIAF’s share price, SIAF has agreed with the Lender to safe-guard the Trade Facility provider’s interest and not impede the TPA’s use of the full face-value of the loan by providing additional shares as collateral (Top Up shares) against the loan.

Shares issued as security were not issued for market trading, but as security against the loan required to be returned to SIAF upon full loan repayment by TPA, which, to date, has not incurred any liability to the Company.

As of December 19, 2017 TPA repaid $5,000,000 in Cash payment to the Trade Facility Provider and agreed to have its facility face-value reduced to $20,000,000 and the net amount employed to $15,000,000. This amended arrangement was agreed to avoid further issuance of shares due to the current share price. Thus, the total issuance of shares for the Trade Facility remains at 5,708,312 shares, carrying an average value at $2.63 / share, which stands above SIAF’s current market value.

Summary: Changes in Collateralized Trade Facility shares

Date
(of Conversion) or				Available net
issuance	Shares issued for Trade Facility			usable facility	Equivalent in	Notes
	Basic required		Total balance of
	collateralized	Top Up required	shares in trade
	shares	collateralized shares	facility	US$	US$ / Share

22.09.2015	280,000		280,000
06.11.2015	185,000		465,000
13.11.2015	300,000		765,000
23.11.2015	100,000		865,000
22.12.2015	250,000		1,115,000
28.12.2015	120,000		1,235,000
22.02.2016	365,000		1,600,000	20,000,000	12.50	Old shares (not newly issued shares) were transferred to cover collateral
17.06.2016		533,333	2,133,333	20,000,000	9.38	shares for the Trade Facility. (These actions did not require filing or reporting)
15.05.2017		1,267,340	3,400,673	20,000,000	5.88
30.06.2017		425,393	3,826,066	20,000,000	5.23
19.07.2017		1,690,699	5,516,765	20,000,000	3.63
30.09.2017		191,547	5,708,312	20,000,000	3.50
31.12.2017			5,708,312	15,000,000	2.63	Repayment by PTA to reduce Trade Facility's net usable amount by US$5,000,000

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

There are no provisions in the Company’s bank borrowings and long-term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Material Agreements

Joint Venture Agreements

The Company has two types of SFJVCs established under Chinese law:

•	Contractual Joint Ventures (“CJV”); and
•	Equity Joint Ventures (“EJV”).

Of the five Chinese joint venture project companies which are CJVs or EJVs, four are CJVs (JFD, JHMC, JHST, SJAP) and one is an EJV (HSA).2

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

2 According to the official documents of Sino Agro Food’s Chinese subsidiary JHMC, the registered capital of such subsidiary is USD 2 million that was paid in full by year ended 31 December 2014. As of the date of this Annual Report, MEIJI, a subsidiary of Sino Agro Food, has contributed USD 400,000 of the subscribed capital, whereas USD 1.6 million of the subscribed capital has not been paid. Moreover, according to the official documents of Sino Agro Food’s Chinese subsidiary HSA, the registered capital of such subsidiary is USD 2.5 million and shall be paid in full no later than 18 July 2013. As of the date of this Annual Report, MEIJI, a subsidiary of Sino Agro Food, has contributed USD 865,000 of the subscribed capital, whereas USD 234,500 of the subscribed capital has not been paid by the Chinese owner. The aforementioned deadlines can be re-arranged by all the promoters. If no new deadline is agreed upon, failure by MEIJI to make full payment may lead to the other promoters making full payment of the capital contribution on MEIJI’s behalf and requesting MEIJI to compensate for their payment and losses.

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

As of October 1, 2016, when Tri-way became the developer and operator of all fishery C&S Projects formerly under SIAF, CA’s new role is one of turnkey operator appointed by and working on behalf of Tri-way.

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

Currently, the Company has leased the following lots of land:

Owner	Location	Acres	Date Acquired	Tenure	Cost, USD	Nature of ownership	Zoning type
HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	April 5, 2011	43	235,534	Lease	Agriculture

HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	May 24, 2011	40	367,309	Land use right	Industrial
HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	Jul 18, 2011	60	35,383,104	Management right	Agriculture
JHST or HU Plantation	Yane Village, Liangxi Town, Enping City	8.23	Aug 10, 2007	60	1,033,058	Management right	Agriculture
JHST or HU Plantation	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	March 14, 2007	60	1,006,635	Management right	Agriculture
JHST or HU Plantation	Nandu Village of Yane	60.72	Apr 18, 2007	60	2,200,390	Management right	Agriculture
JHST or HU Plantation	Village, Liangxi Town, Enping City	54.68	Sept 12, 2007	60	1,981,635	Management right	Agriculture
JHST or HU Plantation	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	Sept 12, 2007	60	932,048	Management right	Agriculture
JHST or HU Plantation	Liankai Village of Niujiang Town, Enping	31.84	Jan 1, 2008	60	797,181	Management right	Agriculture
JHST or HU Plantation	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	Jan 1, 2011	26	5,547,903	Management right	Agriculture
JHST or HU Plantation	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	Jan 1, 2011	26	1,520,125	Management right	Agriculture
JHMC or Cattle Farm 1	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	April 1, 2011	20	4,831,401	Management right	Agriculture
SJAP	Chengguan Town of Huangyuan County, Xining City, Qinghai Province	21.07	Nov 1, 2011	40	508,353	Land use right & building ownership	Commercial
JHST or HU Plantation	Niu Jiang Town, Liangxi Town, Enping City	6.27	April 1, 2013	10	465,259	Management right	Agriculture
CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.27	Oct 28, 2014	30	4,453,665	Management right	Agriculture

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

On November 12, 2008, the Company’s subsidiary TRW entered into an agreement with the inventor of a patent, Mr. Shan Dezhang, concerning the sale and purchase of the master licence rights of a patent registered in China with patent number ZL200510063039.9.

On May 15, 2009, TRW (as licensor) entered into a sub-licence agreement with SJAP (as licensee) concerning the sub-licensing of the above-mentioned patent (ZL200510063039.9). For further information on the aforementioned agreements, please refer to the section entitled “Intellectual Property Rights” above.

Carve-outs

The Company has announced that it has begun the first of three or four contemplated divestitures. The Company is currently exploring various opportunities for reorganizing or restructuring some of its current assets into new companies by means of mergers and / or acquisitions with the aim to establish higher independent fair market values for said companies (or respective related assets) by either listing each of said companies on a suitable stock exchange or selling them in a receptive market (or to a receptive buyer) Tbe first carve-out (Tri-way) is comprised of aquaculture operations. The new company holds one single share class and shall conform to corporate governance standards assigned by the Hong Kong Securities and Futures Commission as well as the potential Stock Exchange targeted for its listing. The Company’s aquaculture operations, namely the C&S Project farms are, as follows:

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

As a result of the carve-out, Tri-way, as of October 1, 2016, is now categorized under SIAF as an investor in associate status from its original categorization as a SIAF subsidiary. Prior to the carve-out, Tri-way had assumed 100% holdings in JFD (previously, a 75% owned subsidiary) on August 16, 2016. Subsequently, Tri-way has merged / acquired in exchange for equity, all C&S farm projects and their respective assets.

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

Economic outlook in China

China’s economy is at present second only to that of the United States, having overtaken Japan’s role as number two in 2010.3 China's GDP grew by 6.9% in 2017 according to official data. 6 Growth has slowed somewhat but remains strong.The strong growth in China has delivered major improvements in living standards and poverty has been reduced dramatically.4 Based on the World Bank’s classification, China recently graduated from lower to upper middle-income status. A growing emphasis on improving access to health and education as well as high investment in infrastructure have helped spread the benefits of growth nationally including in rural areas, where incomes have enjoyed consistently strong gains.

3 The World Bank: China 2030, Building a Modern, Harmonious, and Creative Society (pages 3, 376-377), 2013

6 National Bureau of Statistics of China

7 The World Bank; China 2030, Building a Modern, Harmonious, and Creative Society, 2013 (pages 3, 376-377)

Agriculture in China

Agriculture is a vital industry in China, employing over 300 million farmers. China ranks first in worldwide farm output, primarily producing rice, wheat, potatoes, tomato, sorghum, peanuts, tea, millet, barley, cotton, oilseed and soybeans and also the largest consumer of many agricultural products, such as pork, rice and soybeans. Although accounting for only 10 percent of arable land worldwide, it produces food for 20 percent of the world's population. While China generally has been successful in meeting its rapidly rising demand for food and grains by increasing domestic production, it has emerged as a leading global importer of several agricultural commodities, including cotton, soybeans, vegetable oils, and animal hides. As its domestic agricultural production has grown, China has also become the largest exporter in global markets for several horticultural products, including mandarin oranges, apples, apple juice, garlic and other vegetables.

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

About 40 percent of China’s population of 1.3 billion is employed in the agricultural sector, and agriculture contributes about 11 percent to China’s GDP.5

China’s support for agriculture

China’s government support for agriculture is low compared to that of developed countries, such as the United States and European Union, but in line with that of other rapidly growing economies, according to USITC. As measured by the OECD’s PSE6, the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose during the period 2008-2010. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to USITC. Government support to China’s agricultural sector indicates that Chinese policymakers are placing a renewed emphasis on the rural economy. Indirect support, in the form of general services, is very high relative to similar support programs in other countries, due largely to investments in agricultural infrastructure. General services include modern research and extension services, food safety agencies, and agricultural price information services, most of which provide benefits to producers and consumers throughout the economy. Compared with direct payments to farmers, general services support is less production-distorting to the sector.

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

The market for aquatic products and aquaculture in China

The information in this section regarding aquatic and aquaculture, including graphs, is taken from the USDA’s GAIN Report Number: CH12073 per 12/28/2012 unless otherwise stated.7

Total Aquatic Products Production

China has the world’s largest aquatic production and its market share of the world’s fish production has risen from 7 percent in 1961 to 37 percent by 2012. China alone accounted for 62.5 percent of the aquaculture production in the world by volume in 2015. Aquaculture represents more than 71.9 percent of the total fish production in China. Total 2015 aquatic production in China increased 4.38 percent to reach 47.9 million tons, compared to the 45.8 million tons in 2014, per the FAO.11

7 Definition of terms: China’s definition of aquatic products includes both cultured (farm-raised) and wild caught products; aquatic products include fish, shrimp/prawn/crab, shellfish, algae, and other. Aquatic catch production is total volume of both fresh and seawater wild caught aquatic products; Aquaculture production is the total volume of both fresh and seawater cultured (farmed) aquatic products. This report will use Chinese terminology to maintain consistency between Chinese statistics and product categories. Total aquatic trade statistics below do not include fishmeal.

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

Total aquatic products in China amounted to 59.1 million tons, where seawater aquatic products represented 30.3 million tons or 51.34 percent and freshwater aquatic products amounted to 28,743,000 tons or 48.66 percent of the total production. Fish is the most produced product and accounts for almost 61 percent of the total production, followed by shrimp, prawn and crab and shellfish. The majority of the production is in the region Shandong, Guangdong, Fujian, Zhejiang and Jiangsu. These five regions represented more than 55 percent of the total production of aquatic products in China. All regions are located nearby water and fish and other aquatic products is a common source of protein for the inhabitants in these regions.8

Aquatic consumption

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

According to the National Bureau of Statistics of China the overall price level of aquatic products increased 3.9 percent in July 2014 compared to the same month in 2013.9

Exports and imports

China is by far the largest exporter of aquatic products in the world, with total exports amounting to USD 23.1 billion in 2016 compared to Norway that is the second largest exporter in the world with exports amounting to USD 10.8 billion.

8 China Statistical Yearbook 2013

9 Consumer Prices for July 2014, National Bureau of Statistics of China.

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

Recirculating Aquaculture Systems

Recirculating aquaculture systems (“RAS”) is a technology that enables the same water to be reused within the same tank, and operates through filtering this water, at a high frequency, making it an efficient and environmentally friendly method to operate water tanks. The advantages of RAS include improved productivity, lower labor requirements and lower mortality rate of the animals. Historically, the Chinese population are used to fresh aquatic products and prefer locally produced food if they can be assured of food quality and safety. Studies show that consumers overall are willing to pay an average premium of 3.9 percent for Closed Containment Aquaculture (“CCA”) compared to conventional farming methods such as sea water farming.10

The market for meat in China

China is by far the world’s largest producer and consumer of meat which includes pork, poultry and beef. Historically, this situation did not have a large impact on the rest of the world, as China, for the most part, maintained self-sufficiency in meat. However, since 2007 the situation has changed dramatically. China has gradually turned into a net importer of meats.

World meat production is expected to be around 322 million tons in 2017. Global trade in meat is forecast to register a second year of expansion in 2017, increasing by 2.5 percent to 32 million tonnes.15 China’s meat production reached 81.93 million tons in 2016. where total meat production in the United States amounted to 44.65 million tons in 2016.

With strong economic growth, China’s urbanization has occurred at a faster pace than commonly expected. By the end of 2011, the urban population for the first time exceeded the rural population, reaching 51.3 percent of the total population. If rural migrants working in urban areas are included, the population working and living in urban areas accounted for about 70 percent of the total population. Urbanization and rising purchasing power has led to a dietary pattern change switching from the consumption of traditional food grain products to an increase in consumption of meat.11 The change in consumer preferences, meaning higher priced red meat representing a major part of Chinese consumers main protein source, partly derives from the perception that consumption of red meat is equal to higher status than consumption of poultry or pork.12

There are several other specific market drivers which underpin the increase in demand for red meat. One driver is the improved living standard in China which stimulates the growth of beef markets since beef often sells at a much higher price and traditionally has been more expensive than what most people can afford. Another is the fact that Chinese people’s dietary structure is becoming more diversified and reasonable, bringing larger amount of beef consumption since beef has nutritional benefits. Lastly, a gradual lowering of import taxes is likely to support sufficient supply of cattle.

The strong rise in feed grain prices in the past five years is now moving substantially through the market chain and is being reflected in higher meat prices with the exception of poultry where adjustments have been made. On the contrary, world meat consumption continues to grow at one of the highest rates among major agricultural commodities. Thus, developing countries can expect an increase in meat imports despite strong meat prices, driven by population and income growth with high elasticity of demand. Equally so, strong prices will result in sustained export earnings, which will encourage large meat exporting countries to invest in international meat markets. When breaking the expected increase of demand down by region it is evident that the Asia and Pacific region is projected to stand for the largest increase in demand by far.13

Market drivers

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

10 Review of Recirculation Aquaculture System Technologies and their Commercial Application, Stirling Aquaculture, Institute of Aquaculture.

15 Food Outlook, FAO, June 2017

11 China’s growing appetite for meats: Implications for World meat trade. A Multi-Client Study, April 2012

12 China and Hong Kong: Food Opportunities for Maine, Maine International Trade Center, March 2012

13 Meat - OECD-FAO Agricultural Outlook 2012-2021

Chinese people’s dietary structure becomes more diversified and reasonable, bringing larger amount of beef consumption:

At present, Chinese people are changing their diet patterns to higher and richer nutrition. From a nutritional perspective, beef not only contains high unsaturated fatty acids and high protein, it also has low fat and lots of nutrition, which makes it perfect for the healthy diet. Thus, in the future, beef is expected to replace some parts of the market shares in pork, chicken and other meats.14

The market for fertilizer in China

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

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East - which enable residents to afford more expensive food items - demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.15

In 2006, the central government started a program intended to partially compensate farmers for price increases in fuel, fertilizer and other agricultural inputs. In the case of fertilizers, government support is part of several separate programs targeting fertilizer producers, with cost reductions being passed along to farmers purchasing the input. By 2009, fuel and fertilizer subsidies totaled USD 10.5 billion.16

Market for fruits and vegetables in China

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

14 Frost & Sullivan: China’s beef market has great growth potential

15 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

16 USITC: China’s Agricultural Trade: Competitive Conditions and Effects on U.S. Exports, March 2011

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

Risks Related to Our Company

Subsequent to the Tri-way carve-out, the number of direct major customers associated with SIAF subsidiaries has been reduced, with the concentration of major customers now handled through SJAP and SIAF / CA’s import / export trading division (“Corporate Division”) via its main distribution agent, Shanghai Virgo Trading Co. Ltd. (“Virgo”), such that a loss of business with Virgo will have an adverse affect on SIAF’s Corporate Division operational performance.

The Corporate Division accounted for 8.2% of consolidated revenues during the fiscal year ended December 31, 2017.

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

As of December 31, 2017, we had net working capital of $168,323,106, including cash and cash equivalents of $560,043. Our capital requirements to accomplish our planned vertically integrated development and growth plan of our business are significant.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

We use the following properties:

Summary of Our Land Assets

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Nature of ownership	Nature of project

Hunan Lot 1	HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	3/31/2054	Lease	Fertilizer production
Hunan Lot 2	HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	7/18/2011	60	7/17/2071	Management Right	Pasture growing
Hunan Lot 3	HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	Land Use Rights	Fertilizer production
Guangdong Lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	9/8/2067	Management Right	HU Plantation
Guangdong Lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	4/15/2067	Management Right	HU Plantation
Guangdong Lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	4/18/2007	60	4/17/2067	Management Right	HU Plantation
Guangdong Lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	Management Right	HU Plantation
Guangdong Lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	Management Right	HU Plantation
Guangdong Lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	1/1/2068	Management Right	HU Plantation
Guangdong Lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	Management Right	HU Plantation
Guangdong Lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	Management Right	HU Plantation
Guangdong Lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	Management Right	Cattle Farm
Qinghai Lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	21.07	11/1/2011	40	10/30/2051	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong Lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	4/1/2013	10	3/31/2023	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.27	10/28/2014	30	10/27/2044	Management Right	Agriculture

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

SIAF’s Company of Companies - Rented Premises Profiles

Company	Location	Usage	Landlord	Tenure

Sino Agro Food, Inc.	Room 3801, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe District, Guangzhou City	Head Office	Guangzhou Shine Real Property Development Limited Company	July 9, 2016 to July 8, 2018

Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-5, Jiangzhou Shuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	April 1, 2014 to March 31, 2019

ITEM 3	LEGAL PROCEEDINGS

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

Year 2016	High	Low
First Quarter	$11.40	$7.70
Second Quarter	$8.05	$4.34
Third Quarter	$5.85	$4.51
Fourth Quarter	$4.93	$3.35

Year 2017	High	Low
First Quarter	$4.22	$2.72
Second Quarter	$4.03	$2.05
Third Quarter	$3.15	$1.35
Fourth Quarter	$2.01	$0.85
First Quarter of 2018 through April 15, 2018	$1.25	$0.31

The closing price of our common stock on the OTC QX on April 13, 2018 was $0.45 per share.

Holders

As of December 31, 2017, an aggregate of 29,362,365 shares of our common stock were issued and outstanding and were owned by approximately 115 holders of record.

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

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1. (i) SJAP & QZH (Derecognized as variable interest entity on December 30, 2017) and (ii) HSA)
Plantation Division	(Marked 2. JHST)
Fishery Division	(Marked 3. A. CA Engineer & Technology and 3.B. Seafood sales — (Discontinued operation from October 5, 2016)
Cattle Farm Division	(Marked 4. MEIJI and JHMC)
Corporate & Others Division	(Marked 5. SIAF)

A summary of each business division is described below:

•	1. Beef and Organic Fertilizer Division refers to:

(i)	The operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers, and (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a fully owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”); as such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control. As of December 30, 2017, QZH was derecognized as variable interest entity and its operating profit and/or loss no longer accretive to the Company’s 41.25% holding in SJAP, a variable interest entity. More details related to QZH’s discontinuance of operations is delineated throughout other sections of this report.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

•	2. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

•	3. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

(B). Seafood Sales from CA’s projected farms; became a discontinued segment of operations from October 5, 2016 when Triway was disposed to other third parties in term Triway was reclassified as an unconsolidated equity investee on same date.

•	4. Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

•	5. Corporate & Others Division refers to the trading segment of business operations of the Group named internally under Corporate division of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Audited Income Statements of Consolidated Results of Operations for year ended December 31 201, compared to the year ended December 31, 2015 and

A (1) Income Statements (audited)

	Note	2017	2016

Continuing operations
Revenue
- Sale of goods	1	$181,183,609	$270,788,759
- Consulting and service income from development contracts	1	16,983,330	71,107,794
- Commission income	1	-	1,049,199
		198,166,939	342,945,752
Cost of goods sold	2	(164,974,247)	(211,593,774)
Cost of services	2	(13,566,203)	(47,415,205)
Gross profit	3	19,626,489	83,936,773

General and administrative expenses	5	(19,780,290)	(17,196,962)
Net (loss)/income from operations		(153,801)	66,739,811

Other income (expenses)
Government grant		2,539,989	1,787,636

Other income		100,218	318,023

Change in fair value of derivative liability		209,219	-

Loss on restructuring		(6,225,204)	-

Bad debts written off		(14,394,402)	-

Impairment on interests in unconsolidated investees		(153,046)	-

Non-operating expenses		(10,717,693)	-

Net loss from disposal of variable interest entity - QZH		(9,365,643)	-

Share of income from unconsolidated equity investee		12,010,051	-

Interest expense		(3,952,631)	(4,010,699)

Net expenses	4	(29,949,142)	(1,905,040)

Net (loss)/income before income taxes		(30,102,943)	64,834,771

Provision for income taxes		(1,684)	(1,130)

Net (loss)/income from continuing operation		(30,104,627)	64,833,641

Less: Net loss/(income) attributable to non - controlling interest	6	17,000,482	(20,852,875)
Net (loss)/income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries		(13,104,145)	43,980,766

Net income from discontinued operations		-	14,869,216
Net gain from disposal of subsidiaries, TRW and JFD		-	56,947,005
Net income from discontinued operations		-	71,816,221
Less: Net loss/(income) attributable to non - controlling interest		-	(820,973)
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		-	70,995,248
Other comprehensive income/(loss) - Foreign currency translation income/(loss)		12,781,924	(7,576,607)
Comprehensive (loss)/income		(322,221)	107,399,407
Less: other comprehensive (income)/loss attributable to non - controlling interest		(5,602,048)	1,657,383
Comprehensive (loss)/income attributable to Sino Agro Food, Inc. and subsidiaries		(5,924,269)	109,056,790

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
- from continuing and discontinued operations
Basic	7	$(0.53)	$5.46
Diluted	7	$(0.53)	$5.00

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
- from continuing operations
Basic	7	$(0.53)	$2.09
Diluted	7	$(0.53)	$1.93

Weighted average number of shares outstanding:
Basic		24,711,015	21,041,065
Diluted		24,711,015	23,194,083

Comparative overview of FY2017 and FY2016 based on results as illustrated in Table A(1), above:

Note (1) to (3) to Table A.1:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

The Company’s revenues were generated from (A) Sale of Goods and (B) Consulting and Services provided in project and business developments covering technology transfers, engineering, construction, supervision, training, management and technology licensing fees etc.

Table (A.2). below reflects segmental break-down figures of Sales of Goods Sold, Cost of Goods Sold, and related Gross Profit for the twelve months ended December 31, 2017 and the twelve months ended December 31, 2016.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2017	2016	2017	2016	2017	2016

SJAP	Sales of live cattle	9,144,054	20,089,907	8,443,166	17,030,573	700,888	3,059,334
	Sales of feedstock						-
	Bulk Livestock feed	4,474,578	6,651,262	2,030,708	2,850,779	2,443,870	3,800,483
	Concentrate livestock feed	12,062,075	16,011,795	6,768,584	8,904,363	5,293,491	7,107,432
	Sales of fertilizer	2,230,973	2,709,147	1,719,162	1,767,857	511,811	941,289
	SJAP Total	27,911,680	45,462,110	18,961,620	30,553,572	8,950,060	14,908,538
	* QZH's (Slaughter & Deboning operation)	300,212	495,991	107,021	214,879	193,191	281,112
	** QZH's (Deboning operation)						-
	on cattle & Lamb locally supplied	5,211,624	12,048,559	5,589,151	9,392,673	(377,527)	2,655,886
	on imported beef and mutton	43,765,625	76,578,139	51,618,555	60,675,940	(7,852,930)	15,902,199
	Sales of live cattle	-	-				-
	QZH Total	49,277,461	89,122,690	57,314,727	70,283,492	(8,037,266)	18,839,198
HSA	Sales of Organic fertilizer	3,445,674	3,699,377	2,876,173	2,937,669	569,501	761,709
	Sales of Organic Mixed Fertilizer	3,722,171	16,919,357	2,115,238	9,521,702	1,606,933	7,397,655
	HSA Total	7,167,845	20,618,734	4,991,411	12,459,371	2,176,434	8,159,364
	SJAP's & HS.A./Organic fertilizer total	84,356,986	155,203,534	81,267,758	113,296,435	3,089,228	41,907,099
JHST	Sales of Fresh HU Flowers	42,956	958,063	38,443	379,711.10	4,513	578,352
	Sales of Dried HU Flowers	1,163,115	7,209,335	1,114,222	2,817,325	48,893	4,392,010
	Sales of Dried Immortal vegetables	-	1,673,511		787,989	0	885,522
	Sales of Vegetable products	3,432,024	3,477,674	2,101,902	2,289,881	1,330,122	1,187,792
	JHST/Plantation Total	4,638,095	13,318,582	3,254,567	6,274,906	1,383,528	7,043,676
MEIJI							-
	Sale of Live cattle (Aromatic)	20,401,361	29,837,560	16,629,579	28,299,710	3,771,782	1,537,850
	MEIJI / Cattle farm Total	20,401,361	29,837,560	16,629,579	28,299,710	3,771,782	1,537,850
SIAF
	Sales of goods through trading/import/export activities
	on seafood	30,402,652	28,844,210	27,038,775	25,217,223	3,363,877	3,626,988
	on imported beef and mutton	41,384,515	43,584,873	36,783,568	38,505,500	4,600,947	5,079,372
	SIAF/ Others & Corporate total	71,787,167	72,429,083	63,822,343	63,722,723	7,964,824	8,706,360

Group Total		181,183,609	270,788,759	164,974,247	211,593,774	16,209,362	59,194,985

The Company’s revenues generated from sale of goods decreased by $89,605,150 or 33% from $270,788,759 for the year ended December 31, 2016 to $181,183,609 for the year ended December 31, 2017. The decrease was primarily due to the decrease of revenues from the SJAP's & HS.A./Organic fertilizer sector (from $155.2 million in 2016 to $84.3 million in 2017), the JHST/Plantation sector (from $13.3 million in 2016 to $4.6 million in 2017) and the MEIJI/Cattle farm sector (from $29.8 million to $20.4 million), collectively.

The Company’s cost of goods sold decreased by $46,619,527 or 22% from $211,593,774 for the year ended December 31, 2016 to $164,974,247 for the year ended December 31, 2017. The decrease was primarily due to the decrease in cost of goods sold from the SJAP's & HS.A./Organic fertilizer sector (from $113.3 million in 2016 to $81.3 million in 2017) and the MEIJI/Cattle farm sector (from $28.3 million in 2016 to $16.6 million), collectively.

Gross profit of the Company generated from goods sold decreased by $42,985,623 or 73% from $59,194,985 for the year ended December 31, 2016 to $16,209,362 for the year ended December 31, 2017. The marginal decrease was primarily due to the decrease of the SJAP's & HS.A./Organic fertilizer sector decrease of $38.8 million in gross profit (from 2016’s $41.9 million to 2017’s $3.1 million). The decrease mainly attributable to the gross loss contributed by QZH, which experienced a gross loss of $8.0 million in 2017 compared to a gross profit of $18.8 million in 2016.

•	1. (i) Beef and Organic Fertilizer Division (SJAP and QZH):

In US$		Sales of goods		Cost of Goods sold		Gross profit
		2017	2016	2017	2016	2017	2016
SJAP	Sales of live cattle	9,144,054	20,089,907	8,443,166	17,030,573	700,888	3,059,334
	Sales of feedstock		-		-	-	-
	Bulk Livestock feed	4,474,578	6,651,262	2,030,708	2,850,779	2,443,870	3,800,483
	Concentrate livestock feed	12,062,075	16,011,795	6,768,584	8,904,363	5,293,491	7,107,432
	Sales of fertilizer	2,230,973	2,709,146	1,719,161	1,767,857	511,812	941,289
	SJAP Cattle section Total	27,911,680	45,462,110	18,961,619	30,553,572	8,950,061	14,908,538
	% of increase (+) or decrease (-)	-39%		-38%		-40%

	* QZH's (Slaughter & Deboning operation)	300,212	495,991	107,021	214,879	193,191	281,112
	** QZH's (Deboning operation)		-		-	-	-
	on cattle & Lamb locally supplied	5,211,624	12,048,559	5,589,151	9,392,673	-377,527	2,655,886
	on imported beef and mutton	43,765,625	76,578,140	51,618,555	60,675,940	-7,852,930	15,902,200
	Sales of live cattle	-	-		-	-	-
	QZH (beef section)'s Total	49,277,461	89,122,690	57,314,727	70,283,492	-8,037,266	18,839,198
	% of increase (+) or decrease (-)	-45%		-18%		-143%

HSA	Sales of Organic fertilizer	3,445,674	3,699,377	2,876,174	2,937,669	569,500	761,709
	Sales of Organic Mixed Fertilizer	3,722,171	16,919,357	2,115,238	9,521,702	1,606,933	7,397,655
	HSA Total	7,167,845	20,618,734	4,991,412	12,459,371	2,176,433	8,159,364
	% of increase (+) or decrease (-)	-65%		-60%		-73%

	SJAP's & HS.A./Beef and Organic fertilizer total	84,356,986	155,203,534	81,267,758	113,296,435	3,089,228	41,907,099
	% of increase (+) or decrease (-)	-46%		-28%		-93%

Revenue from the sector of beef and organic fertilizer decreased by $70,846,548 or 46% from $155,203,534 for the year ended December 31, 2016 to $84,356,986 for the year ended December 31, 2017. The decrease was mainly due to the decrease in sales by QZH’s sale from $89.1 million in 2016 to $49.2 million in 2017.

Cost of goods sold from beef and organic fertilizer decreased by $32,028,677 or 28% from $113,296,435 for the year ended December 31, 2016 to $81,267,758 for the year ended December 31, 2017. The decrease was mainly due to the decrease in cost of goods sold in QZH from $70.3 million in 2016 to $57.3 million in 2017.

Gross profit from the beef and organic fertilizer sector decreased by $38,817,871 or 93% from $41,907,099 for the year ended December 31, 2016 to $3,089,228 for the year ended December 31, 2017. The decrease was primarily due to the decrease of QZH’s gross profit from slaughter and deboning operations of $18.8 million in 2016 to a gross loss of $8.0 million in 2017.

Table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the year ended December 31, 2017 and 2016 of the beef and organic fertilizer divisions..

The average unit selling price of live cattle slightly increased by $6/head. The sales of live cattle in terms of quantity decreased by 4,558 head (from 8,333 head in 2016 to 3,775 in 2017) due to keen competition in the live cattle market.

The decrease of sales in both bulk livestock feed of 10,163MT and 8,443MT in 2017 compared to 2016 reflects seasonal variation that occurs when local farms have abundant supply of crop-feed for their cattle herds requiring less supply supplemented by SJAP.

	Description of items
	Cattle Operation		2017	2016	Difference 2017/2016
SJAP	Production and Sales of live cattle	Heads	3,775	8,333	(4,558)
	Average Unit sales price	US$/head	2,417	2,411	6
	Unit cost prices	US$/head	2,237	2,044	193
	Production and sales of feedstock
	Bulk Livestock feed	MT	25,355	35,518	(10,163)
	Average Unit sales price	US$/MT	176	187	(11)
	Unit cost prices	US$/MT	80	80	(0)
	Concentrated livestock feed	MT	27,630	36,073	(8,443)
	Average Unit sales price	US$/MT	437	444	(7)
	Unit cost prices	US$/MT	245	247	(2)
	Production and sales of fertilizer	MT	15,705	16,702	(997)
	Average Unit sales price	US$/MT	156	162	(6)
	Unit cost prices	US$/MT	123	106	17
* QZH (Slaughter & De-boning operation)
	Slaughter operation
	Slaughter of cattle	Heads	643	1,270	(627)
	Service fee	US$/Head	12	10	2
	Sales of associated products	Pieces	643	1,270	(627)
	Average Unit sales price	US$/Piece	374	380	(6)
	Unit cost prices	US$/Piece	166	169	(3)
	De-boning & Packaging activities
	From Cattle supplied locally
	De-boned Meats	MT	1,252	1,371	(119)
	Average Unit sales price	US$/MT	4,149	8,788	(4,639)
	Unit cost prices	US$/MT	3,785	6,851	(3,066)
	From imported beef	MT	8,047	8,914	(867)
	Average Unit sales price	US$/MT	5,439	8,591	(3,152)
	Unit cost prices	US$/MT	6,415	6,807	(392)
	From imported lamb	MT
	Average of sales price	US$/MT
	Average of cost prices	US$/MT
	Production and Sales of live cattle	Heads
	Average Unit sales price	US$/head
	Unit cost prices	US$/head

The Table below shows information of the sales of live cattle between corporative farmers and SJAP’s own farm in 2016 / 2017

		2016			2017
		SJAP as a Group	Cooperative farmers	SJAP's own farm	SJAP as a Group	Cooperative farmers	SJAP's own farm
	Unit
Cattle sold	Heads	8,333	2,133	6,200	3,775	-	3,775
Average unit sales price	US$ / head	2,411	1,896	2,588	2,417	-	2,417
	RMB / head	15,913	12,514	17,081	15,106	-	15,106
RMB sales in live wt.	RMB / Kg	22	22	22	20	-	20
Sales Revenue	US$	20,089,907	4,044,307	16,045,600	9,144,054	-	9,144,054
Unit cost price	US$ / head	2,044	1,982	2,065	2,237	-	2,237
	RMB / head	13,490	13,083	13,628	13,981	-	13,981
RMB cost in live wt.	RMB / Kg	19	23	18	19	-	19
Cost of cattle in	US$	17,030,573	4,228,139	12,802,434	8,443,166	-	8,443,166
Average live wt.	Kg / head	723	569	776	736	-	736
Total live wt.	Kg.	6,027,259	1,213,292	4,813,967	1,646,108	-	1,646,108

At SJAP it is a common practice to make cash advances to our cooperative growers (which stood at 22 members in 2017) who are our suppliers, to carry them through respective growing periods (for cropping or pasturing or cattle growing purposes) before final harvests of produce or sale of their cattle. On average, it works out at less than $8,850 per member based on the total of $19.5 million, however part of that amount has been offset by RMB1,000 / head of cattle / year given to credit growers’ accounts as a grant by the Government amounting to over $4.165 million placed with SJAP holding on trust for and on behalf of the growers. In this respect, as the said average increases it means that the average cooperative farmer is increasing his productivity (whether in the growing of crops or cattle), and in simple terms, would indicate that SJAP’s revenue is also increasing.

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

Co-op farmers wishing to raise their cattle for purchase and subsequent resale by SJAP requires that a certain feed standard, that is vitamin and protein requirements, be provided to cattle in order for SJAP to consider their purchase for resale. SJAP cultivates its own food supply that meets or exceeds that content standard and offers it to Co-op farmers interested in buying it for their livestock. Feed sales transacted between SJAP and the Co-op farmers provide flexible payment terms under the following scenario:

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

The average price paid to cooperatives for their fattened cattle is at RMB50 / Kg or at RMB4 / kg above average market prices, whichever is higher. A commitment by SJAP to the cooperative farmer to exercise its option to purchase cattle is made well in advance to lock-in the price before other buyers step in and also to obtain the producer’s commitment to raise its cattle based on SJAP’s quality standard for purchase. Again, if the quality of cattle raised by the cooperative does not meet SJAP standards, then there is no purchase obligation on SJAP’s part to carry out its commitment. Over the past few years until Q3 2015, when the Government relaxed its beef import policy, SJAP had generated good profit margins working under this arrangement. Since then, profit margins have steadily been depleted, such that by mid-2017 if SJAP had continued to commit buying additional heads of cattle from the cooperatives, it would have resulted in continuous operating losses for SJAP in 2017 and 2018 estimated to total $46.75 million (cumulative) based on an average market loss of RMB11.5/Kg (or $1.75 / Kg), excluding other operating expenses. This alone had provided incentive for the Company to decide on what its alternatives were to sustain (and absorb) such losses, which for all intents and purposes was not an option considering current cash flow issues with the Company.

The local Government had been working with SJAP to develop a long-term plan to help ameliorate the problem faced by SJAP as well as other cattle houses throughout the region, yet the timeframe that appeared necessary to carry out a solution would also mean incurring more losses without the means to cover those losses in the meantime.

What has been decided between SJAP and its investors, including SIAF, and the local Government in the interest of its stakeholders was the following solution:

1)	The local Government was able to work out an agreement with cooperatives to have them accept a portion of the loss they had incurred in 2017 and the losses they have already incurred preparing for 2018 resulting from SJAP no longer capable of making do on its commitment to purchase.
2)	SJAP agreed to pay the cooperatives a deeply discounted portion of its commitment/obligation to them at an average price of $800/head, about one-third of the out of pocket cost typically paid cooperatives in exchange for release from its commitment to purchase, which totals a one-time cost of $17.75 million. When compared to the estimated cumulative total loss to be incurred of $46.75 million in 2017/2018 due to SJAP’s lock-in commitment to buy, the estimated amount of out of pocket loss to SJAP is estimated to be reduced by about $30 million.

Also, consideration had to be given to the cost being incurred to meet the new regulations implemented by the Central Government on Abattoir operations, the license currently held by QZH. Currently, it’s estimated that having both the funding and Abattoir operations underway meeting these new standards will take approximately 2 years to materialize; again, another source of income that would be completely curtailed until Abattoir operations were back online.

Taking into consideration and weighing its options, SJAP decided to eliminate any additional losses being incurred through QZH and has decided to discontinue QZH operations with the understanding that if favourable market conditions were to reoccur as well as the Abattoir license reinstituted in addition to Governmental assistance in developing a long-range plan being implemented that consideration will be given to resuming QZH operations in the future.

Thus, as of December 30, 2017 (the “deemed date of disposal”), QZH’s operations were discontinued and SIAF, based on its proportional ownership of QZH through its variable interest entity SJAP, had incurred a net loss on disposal totalling $9,365,543 as delineated in the following table:

NET LOSS FROM DISPOSAL OF A VARIABLE INTEREST ENTITY (CONTINUED)

(a)	Net loss from disposal of a variable interest entity, QZH

Cash and cash equivalents	$17,060
Inventories	4,567,530
Prepayments	2,692,571
Accounts receivables	16,403,731
Other receivables	1,855,971
Plant and equipment	3,888,987
Intangible assets	2,870
29,428,720
Less: Accounts payable	(7,140,439)
Other payables	(5,811,425)
Short term borrowings	(1,530,456)
Non-controlling interests	(5,082,410)
Accumulated exchange difference	(498,347)
Net assets and liabilities disposed as of December 30, 2017	$9,365,643

Satisfied by:
Cash consideration	$-

Under the arrangement of the disposal agreement between all parties, it was agreed to that:

●       SJAP is no longer liable and responsible for the liabilities of QZH

●       If Profit will be derived from the sale of existing fixed assets of QZH, 50% of any gained profit will be paid to SJAP with SIAF receiving its proportional share of the proceeds.

●       There will be an annual royalty fee paid by QZH to SJAP / SIAF calculated at 25% of QZH net income over the next 3 years beginning January 1, 2018, if operations were to be reinstituted within this period.

●       Also, if QZH operations were to resume under the Government’s plan to establish QZH as a regional hub for beef processing, value-added production, etc. within the next 3-years, an option to buy up to 25% equity of QZH at its fair book value (net of the loss incurred from disposal) would be made available to the Company or its nominee, on or before December 30, 2020.

Taking into consideration all issues related to the ongoing losses incurred by QZH, the Company believes that its support in favour of QZH’s disposal is the best option for its shareholders at this time foregoing incurring further and greater losses from QZH while leaving the door open to reinvest in QZH if, and when, the larger issues are resolved and the regional beef hub plan is able to be implemented.

1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

Overall decrease in sales in HSA was mainly contributed by the significant drop in the sales of organic mixed fertilizer (“OMF”) where the sales volume decreased by 31,356MT and average unit selling price decreased by $7/MT. The significant drop in sales volume had been due to a shutdown in production allowing for construction work to be completed at the cattle work station throughout the 2nd half of 2017, as reflected in the table, below:

In US$		Sales of goods		Cost of Goods sold		Gross profit
		2017	2016	2017	2016	2017	2016

HSA	Sales of Organic fertilizer	3,445,674	3,699,377	2,876,174	2,937,669	569,500	761,709
	Sales of Organic Mixed Fertilizer	3,722,171	16,919,357	2,115,238	9,521,702	1,606,933	7,397,655
	HSA Total	7,167,845	20,618,734	4,991,412	12,459,371	2,176,433	8,159,364
	% of increase (+) or decrease (-)	-65%		-60%		-73%

	Description of items		2017	2016	Difference
					2017/2016
HSA	Fertilizer operation				-
	Organic Fertilizer	MT	15,334	14,896	438
	Average Unit sales price	$/MT	241	238	3
	Unit cost price	$/MT	192	192	0
	Organic Mixed Fertilizer	MT	9,042	40,398	(31,356)
	Average Unit sales price	$/MT	412	419	(7)
	Unit cost price	$/MT	234	236	(2)
	Retailing packed fertilizer (for super market sales)	MT	71	229	(158)
	Average Unit sales price	$/MT	687	692	(5)
	Unit cost price	$/MT	353	361	(8)

HSA produced over 50,000 MT of organic fertilizer and organic mixed fertilizer in 2016 that reduced to 24,447 Mt in 2017 (a decrease of 59.25%) primarily due to (i) the production of the fertilizer in HSA being affected in the second half of 2017 by the ongoing construction work of cattle station during the year and (ii) the retrofitting of the fertilizer plant to accommodate the application of cattle waste as the main source of raw material versus chicken waste as its main product source. By Q4 2017, HSA’s production lines were back online. Organic Fertilizer generated sales of 15,334 MT in 2017 from 14,896 MT sold in 2016. Organic Mixed Fertilizer (OMF), on the other-hand, a product specifically designed and designated for the growing environment of lake fish, had fallen behind in 2017 from 2016 primarily due to: (A) it takes time to complete various testing cycles at lake-farms’ sites to ensure that the application of OMF made from cattle waste will: (i) enhance similar economic benefits to the growers and (ii) achieve similar healthy ecological environment to the water quality in the lakes and (B) the supply of raw cattle waste to support full scale of production wasn’t sufficient once the equipment and facilities had been retrofitted due to limited supply of availability of cattle waste from HSA’s operations. As such, it is anticipated that HSA’s targeted annual OMF production of 40,000 MT likely will be reached sometime mid-year of 2019.

The main hardship related to selling fertilizer is the requirement to provide longer credit terms (sometimes up to 180 days for crop growers and up to one year for lake fish producers) who are the Company’s end buyers because these end users normally cannot afford to pay until they sell their products. Therefore, the Company must assess creditworthiness of its prospective customers, and only consider the farmers who can be deemed creditworthy, and who follow the Company’s requirements for planting their fields and harvesting crops each year etc.

Development of HSA follows SJAP’s business model. HSA is situated in a much better growing environment than SJAP. Thus, HSA benefits from cheaper logistics costs, close proximity to large markets, and a more favorable climate (milder winters and longer summers versus SJAP’s long bitterly cold winters and short summers). However, financial support from the Government is more difficult to obtain in Hunan Province because more entities share the Government’s support provisions.

HSA faces both higher development costs and longer time to construct its facilities when compared to SJAP, whose property had 40 older (yet salvageable) buildings, which it has renovated to meet its needs.

Hunan Province is one of the biggest primary producing provinces of China with over four million primary producers that grow rice, tea, tobacco, grapes, citrus, cotton, seedlings, sunflowers, herb plants and many varieties of cash crops. Hunan also has a long-standing history in lake-aquaculture producing millions of tons of fish and other seafood annually

The Company’s plan for HSA is to process cattle solid waste from its own cattle farm to be used as raw materials for the manufacturing of fertilizer, thus there will be substantial saving in its cost of fertilizer manufacturing (estimated at over USD2.5 million per year based on current sales), and with its savings, HSA will be able to self-finance the development of its AYC Program (inclusive breeding) designed to eventually produce the AYC into one of the top quality native beef cattle in Asia, aiming to reach meat quality on par with Japanese Wagyu Cattle to satisfy China’s own domestic market especially for the southern regions of China. The AYC Cattle is very similar in body size and weight and quality to the Japanese Wagyu cattle and has distinct meat texture, flavor and quality that are in high demand in China. In this respect, HSA’s cattle development is very different compared to SJAP’s cattle business since HSA’s business is aimed at developing a brand of cattle strictly of Chinese origin, whereas SJAP’s original (before said changes mentioned in earlier) cattle business is a fully integrated model as primary producer, value added processor, canning operator, stock-feed producer, as well as, marketer and distributor of imported beef and other commercially recognized breeds of cattle.

The Company’s other future plan is to merge Cattle Farms (1) & (2) with HSA such that CF (1) & CF (2) will become breeding stations supplying yearlings for HSA to raise into fully mature cattle (up to 3 years old) that will be sold in the Chinese market. Again, these operations will require sufficient capital to meet this plan’s overall development, likely to be sourced through financing vehicles, such as debt, government subsidies, overall increase in sales revenue from organic mixed fertilizer, etc. The Company will provide assistance where it can to help attract funding sources for the purposes described, herein.

2. Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

In US$		Sales of goods		Cost of Goods sold		Gross profit
		2017	2016	2017	2016	2017	2016
JHST	Sales of Fresh HU Flowers	42,956	958,063	38,443	379,711.00	4,513	578,352
	% of increases (+) or decreases (-)	-96%		-90%		-99%
	Sales of Dried HU Flowers	1,163,115	7,209,334	1,114,222	2,817,325	48,893	4,392,009
	% of increases (+) or decreases (-)	-84%		-60%		-99%
	Sales of Dried Immortal vegetables	-	1,673,511	-	787,989	-	885,522
	% of increases (+) or decreases (-)	-100%		100%		100%
	Sales of Vegetable products	3,432,024	3,477,674	2,101,902	2,289,881	1,330,122	1,187,793
	% of increases (+) or decreases (-)	-1%		-8%		12%
	JHST/Plantation Total	4,638,095	13,318,582	3,254,567	6,274,906	1,383,528	7,043,676
	% of increases (+) or decreases (-)	-65%		-48%		-80%

Revenue from our plantation decreased by $8,680,487 or 65% from $13,318,582 for the year ended December 31, 2016 to $4,638,095 for the year ended December 31, 2017.

Cost of goods sold from the plantation decreased by $3,020,339 or 48% from $6,274,906 for the year ended December 31, 2016 to $3,254,567 for the year ended December 31, 2017. The decrease was primarily due to the cost in cultivating and maintaining large acreage with higher associated labor costs, etc.

Gross profit from our plantation decreased by $5,660,148 from $7,043,676 for the year 2016 to $1,383,528 for the year 2017.

The Table below shows the itemized unit sales and cost prices of the produces and products:

	Description of items		2017	2016	Difference
					2017/2016
JHST	Plantation of HU Flowers and Immortal vegetables
	Fresh HU Flowers	Pieces	480,813	6,163,100	(5,682,287)
	Average Unit sales price	$/Pieces	0.09	0.16	(0.07)
	Unit cost price	$/Pieces	0.08	0.06	0.02
	Dried HU Flowers	Kg	224,000	584,000	(360,000)
	Average Unit sales price	$/Kg	5.19	12.35	-7.16
	Unit cost price	$/Kg	4.97	4.82	0.15
	Dried Immortal vegetables	MT	-	23,000	(23,000)
	Average Unit sales price	$/MT	-	72.76	-72.76
	Unit cost price	$/MT	-	34.26	-34.26
	Other Value added products	MT	3,223	4,551	(1,328)
	Average Unit sales price	$/MT	1,065	764	300.70
	Unit cost prices	$/MT	650	503	146.84

Our plantation experienced very heavy wet seasons for more than 4-5 years (2013 to 2017) requiring the Company to combat and treat diseases and related problems continuously during the period, but by 2017 had exhausted all various means to recover and to revitalize the HU plantation. With continued wet conditions experienced over the past years, damage to the soil and plant roots has increased disease problems to the HU plantation affecting its overall yield as well as quality of harvested flowers (i.e. sales of 224,000 Kg dried HU flowers and 480,813 pieces fresh HU flowers in 2017 compared to 584,000 Kg dried HU flowers and 6,163,100 pieces fresh HU flowers in 2016). Even though new plants were being planted each year increasing the area of planting by over 900 Mu to a total of over 1700 Mu with the intent to increase productivity, proportionately, the outcome has fell well short of intended results. Furthermore, poor soil and weather conditions adversely affected the quality of the HU flowers products which caused a significant drop in selling prices (i.e. the unit selling price of fresh HU flowers decreased from $0.16 in 2016 to $0.09 in 2017 while that of dried HU flowers decreased from $12.35 /kg in 2016 to $5.19 / kg in 2017). At the same time, the regional farmers suffered the same fate that we could not buy enough fresh flowers from them to dry to maintain the sales of dried flowers. Therefore, due to deteriorating conditions recurring in the HU sector, the Company is reviewing the following options with the hope to remedy the situation.

One of the plans of JHST was to plant other cash crops to provide an alternative source of income for the plantation. Immortal Vegetable (“IV”) plants have properties that some believe induce good health. The Company has processed these into small herbal tea bags - selling them as organic herbal health tea. Laboratory test results show that each kilo of fresh Immortal Vegetables contains 0.58 gram of selenium, which adds value to their sales. As of the 2015 season there were 70 Mu designated for growing immortal vegetables on the plantation, however sales of this products did not reach targeted levels such that in 2017 the Company maintained only a small plot of about 10 Mu for growing IV. We did not sell any dried IV tea in 2017, but we kept over 20,000 Kg dried IV tea in inventory planning to relaunch its sales by one of the country’s top e-commerce operators in 2018 that will involve (a). Repackaging the products by a well-known and reputable health food processor and promoter into three separate and different health products with each product reflecting its own health property instead of an all-in-one application like had been, previously, (b). To promote the product under one of the China’s best brand names of health herbal products. Our herbal health tea products (The HHTP) have been accepted by one of their franchisees during March 2018, and, as such, we are working on trials with the processor over the coming months to start launching the HHTP onto an e-commerce platform targeting Q3 2018 depending on the successful outcome of the trials to meet various marketing markers, satisfactorily. If HHTP is launched successfully, there is good potential for JHST’s plantation to generate sustainable high sales revenues and profit from 2018 onward because the IV are very durable plants with strong disease resistant characteristics having good growth rates producing 5 yields per year (average of 50 MT of fresh produce / acre / year) at a reasonable cost of production averaging at RMB1000 / MT or the equivalent of RMB50,000 / acre. Practically speaking, the whole plant (that is, the flowers, leaves, sterns and roots) can be dried into the HHTP averaging 5 MT of HHTP / acre / year. We are targeting to plant about 15 acres in year 1 (starting from Q3 2018) to process into 75 MT of HHTP to generate direct farm sales (excluding marketing and other associated sales revenue and costs, etc.) up to RMB45 million / year 1 (or the equivalent of $7.2 million) at about a 70% gross profit margin. If successful, it will enhance revenue and profit by more than 200% of JHST’s annual sales revenue and gross profit generated in either FY2016 or FY2017.

In March 2018, JHST signed two growing contracts that have stable pricing conditions: (1). With a herbal plant oil processor to grow 50 acres of plants called “Pogestemon Patchouli” (“PP” or 广霍香叶 in Chinese) for processing into a type of natural aromatic oil that has experienced a good market in China. 50 acres of trial will be run this year but can be expanded to 150 acres next year if proven successful. It is estimated that the 50 acres of PP will generate sales revenues over $1 million with 50% gross profit margins based on two harvests for the year 2018; and (2). To grow 200 acres of Passion Fruit for a Juice Manufacturer from 2018 to 2020 for 3 years initially estimated to produce around 2,400 MT of fruit / year contracted at RMB8,000 / MT (or $1,280 / MT) to generate over $3 million in sales revenue. The combination of both fruits and PP will enhance revenue and gross profit to JHST that again will exceed its performance of either FY2016 or FY2017, if their outcomes prove successful.

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

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2017	2016	2017	2016	2017	2016
MEIJI	Sale of Live cattle (Aromatic) from own farm & from trading	20,401,361	29,837,560	16,629,579	28,299,710	3,771,782	1,537,850

	MEIJI / Cattle farm Total	20,401,361	29,837,560	16,629,579	28,299,710	3,771,782	1,537,850
	% of increases (+) & decreases (-)	-32%		-41%		145%

Revenue from the cattle farm decreased by $9,436,199 or 32% from $29,837,560 for the year ended December 31, 2016 to $20,401,361 for the year ended December 31, 2017. The decrease was primarily due to the overall depressed situation of the domestic cattle industry such that CF1’s current operations plan is to be conservative as it works through the current market variables in the industry. The combination of a decrease in sales volume of 6,205 head (from 15,977 head sold in 2016 to 9,772 head in 2017) and the increase in average unit selling price of $220 (from $1,868/head in 2016 to $2,088/head in 2017) contributed to the decrease in revenue.

Cost of goods sold from the cattle farm decreased by $11,670,131 or 41% from $28,299,710 for the year ended December 31, 2016 to $16,629,579 for the year ended December 31, 2017.

Gross profit from cattle increased by $2,233,932 or 145% from $1,537,850 for the year 2016 to $3,771,782 for the year ended December 31, 2017, mainly due to cost cutting strategies in cattle rearing implemented throughout the year.

			2017	2016	2017 to 2016
MEIJI	Production and trading on sale of Live cattle	Head	9,772	15,977	(6,205)
	Average Unit sales price	$/head	2,088	1,868	220
	Unit cost prices	$/head	1,702	1,771	(69)

Currently there are two operations in this segment, Cattle Farm 1 and Cattle Farm 2.

Cattle Farm 1: Cattle Farm 1 was built as a demonstration farm to show that cattle can be raised in a semi-tropical climate using the Company’s semi-grazing and housing method. Using the Company’s semi-free growing management system, the cattle are allowed to graze in the field during the early morning and kept indoors and out of the sun during the hot summer days. This method has proven reliable, with the growth rate of the cattle measuring slightly higher than the cattle at SJAP (i.e., averaging around 0.28 kg per day per cattle).

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

MEIJI is the marketing and distribution agent for all cattle farms that have been and will be developed by MEIJI using its “Semi-free growing” management systems and aromatic-feed programs and systems to grow beef cattle.

Similar to CA in its business model, MEIJI purchases fully-grown cattle from Cattle Farm 1 and sells them to the cattle wholesalers. MEIJI also buys young cattle from other farmers and sells the young stock to Cattle Farm 1. All cattle farms developed by MEIJI will utilize its “semi-free growing” management system and aromatic-feed programs and systems (which is a feeding program with special selected Chinese herbs to improve the health of the cattle to avoid the use of antibiotics) to raise beef cattle, such that cattle raised under this program have a distinct aromatic flavor sought by many restaurants in the Guangdong Provinces.

AYC (Beef meat) is traditionally a high-end market in China, as it is mainly sold in higher end markets (i.e. its 2016 / 2017 average of wholesale price was between RMB70 to RMB78 / kg (live weight) while the average of other (western origin breed beef) cattle like Angus, etc. was between RMB36 to RMB 48 / kg (live weight). We are anticipating that the AYC situation is rapidly changing, though, owing to urbanization and rising incomes, the rising demand for such quality beef, such that we foresee that eventually, locally grown and produced high quality beef from local breeds like the AYC will establish its “Brand” and market niche, returning premium prices in China similar to how many locally bred Japanese Cattle found their market niches in Japan that are not be affected by the supplies of imported beef.

Initially (as demonstration farms) these farms were going smoothly rearing and fattening mainly the western origin beef cattle (WOBC) breeds (i.e. Angus and / or Simmental) similar to cattle fattened at SJAP until the adverse impact caused by said relaxed importation of cattle from other countries that reduced the activity of the fattened WOBC and to grow more AYC. However, although the domestic prices of the AYC were not being affected by the imports, they do have much lower growth rates due to their small stature and in turn reduces these farms’ sales revenues based on volume yet make up the difference on their return on gross profit as evidenced in 2017 for gross profit of $3.77 million derived from sales of $20.4 million when compared to 2016 for gross profit of $1.5 million derived from sales of $29.84 million of WOBC.

Presently, these farms are carrying on with the growing and fattening mainly AYC and that the Company’s plan (mentioned earlier) to merge Cattle Farms (1) & (2) with HSA such that CF (1) & CF (2) will become breeding stations supplying yearlings for HSA to grow into full grown cattle (up to 3 years old) that will be sold in the Chinese market, is now delayed to later months of 2018 or to 2019 if necessary due to the Company’s mandate in 2017 to restrict capital expenditures until such time as its overall liquidity improves.

•	4. Corporate & Others Division refers to the business operations of the Group called internally under the name of “Corporate & Other Division” of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

In US$		Sales of goods		Cost of Goods sold		Gross profit
		2017	2016	2017	2016	2017	2016
SIAF	Sales of goods through trading/import/export activities
	on seafood (via imports)	30,402,652	28,844,210	27,038,775	25,217,223	3,363,877	3,626,988
	% of increases (+) and decreases (-)	5%		7%		-7%
	on imported beef mainly	41,384,515	43,584,873	36,783,569	38,505,500	4,600,946	5,079,372
	% of increases (+) and decreases (-)	-5%		-4%		-9%
	SIAF/ Others & Corporate total	71,787,167	72,429,083	63,822,343	63,722,723	7,964,824	8,706,360
	% of increases (+) and decreases (-)	-1%		0%		-9%

Revenue from the corporate decreased by $641,916 or 1% from $72,429,083 for the year ended December 31, 2016 to $71,787,167 for the year ended December 31, 2017. The decrease was marginal primarily due to a decrease in the sales of imported beef from $43.6 million in 2016 to $41.4 million in 2017 that was offset by the increase of sales of imported seafood from 2016’s $28.84 million to 2017’s $30.4 million.

Cost of goods sold from corporate increased by $99,620 from $63,722,723 for the year ended December 31, 2016 to $63,822,343 for the year ended December 31, 2017 due primarily to the increased prices of some of the imported goods.

Gross profit from the corporate decreased by $741,536 or 9% from $8,706,360 for the year ended December 31, 2016 to $7,964,824 for the year ended December 31, 2017. The decrease was primarily due to corresponding increase of cost of sales.

Description of items			2017	2016	Difference
SIAF	Seafood trading from imports
	Mixed seafood	MT	1,583	1,158	425
	Average of sales price	$/MT	19,211	24,904	(5,693)
	Average of cost prices	$/MT	17,085	21,772	(4,687)
	Beef & Lamb trading from imports	MT	2,885	4,344	(1,459)
	Average of sales price	$/MT	14,343	10,034	4,309
	Average of cost price	$/MT	12,748	8,865	3,883

Primarily, the Company distributes meat imported from Australia and seafood from other countries through these operations under their import and export permits conditioned under the China Government’s regulations.

We believe this division has excellent growth potential due mainly to the needs of import foods in China, but the sales of this division is limited mainly by “insufficient working capital” that helps drive sales’ turnover. For instance, the company’s average gross profit on import trade is at 10.5% (derived from a 12.5% mark-up) from selling imported goods to its sales agencies to distribute in China. Total working capital (WC) need for the 1st month’s import and the subsequent 2nd month’s import is calculated to about 4 months’ worth of “goods-sold” when considering that it will require 2 months to complete one cycle of a monthly import’s volume to allow sufficient time for “ordering, shipping, custom clearance, goods inspection, discharging & local transportation, storing and selling time etc. and another 2 months for the subsequent month’s imports, a total of 4 months / WC cycle. As such, if the Company wants to generate $120 million in sales in one year it will require WC of about $40 million (or 33.3%) to be locked up month after month continuously during the year. Since the Company did not have $40 million in WC in the past or currently for this purpose, it was only able to build up sales in this division gradually depending on the availability of working capital, from time to time.

●	5.A. Engineering technology consulting and services:

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for years 2017 and 2016.

	2017	2016	Difference
CA	16,983,330	72,156,993	(55,173,663)
SIAF		-
Group Total Revenues	16,983,330	72,156,993	(55,173,663)
Cost of service
CA	13,566,203	47,415,205	(33,849,002)
SIAF
Group Total Cost of sales	13,566,203	47,415,205	(33,849,002)
Gross Profit
CA	3,417,127	24,741,788	(21,324,661)
SIAF
Group Total Gross Profit	3,417,127	24,741,788	(21,324,661)

Note (1) to Table A1 Revenues (consulting, service, commission and management fee):

Revenues decreased by $55,173,663 or 76% from $72,156,993 for the year ended December 31, 2016 to $16,983,330 for the year ended December 31, 2017. The decrease was primarily due to following reasons:

(i). Prior to the acquisition of farms by JFD / Tri-way, their respective development and construction costs were mainly financed by their respective owners and investors and partly financed by CA’s deferred account receivables. Since the acquisition, this has changed as a sole responsibility of JFD / Tri-way.

(ii). Triway is applying for a long-term loan and in the interim, depending on the materialization of said loan, JFD / Tri-way can only afford to fund further expansion and development within the means provided by its available cash-flow (ACF) generated through internal operations.

(iii)  As well, working capital to cover day-to-day operations is also the responsibility of JFD / Tri-way, which accounts for a portion of the ACF utilized to pay for those expenses.

In other words, there was not enough ACF in Triway to spend on farm development, thus reducing CA’s C&S income in 2017.

Note (2) to Table A1 Cost of services (consulting, service, commission and management fee)

Cost of services for consulting, service, commission and management fee decreased by $33,849,002 or 17% from $47,415,205 for the year ended December 31, 2016 to $13,556,203 for the year ended December 31, 2017. The decrease was primarily due to a decrease in overall construction costs.

Note (3) to Table A1 Gross profit (consulting, service, commission and management fee)

Gross profit of consulting, service, commission and management fees decreased by $21,324,661 or 86%, from $27,741,788 for the year ended December 31, 2016 to $3,417,127 for the year ended December 31, 2017.

Note (4) to Table A 1 Net expense:

Net expense increased by $28,044,102 from $1,905,040 in 2016 to $29,949,142 in 2017 was mainly due to i) an increase in government grant of 752,353 from $1,787,636 to $2,539,989; ii) change in fair value of derivative liability of $209,219 from a new convertible bond of $4 million issued during the year; and iii) share of profit from a unconsolidated equity investee of $12,010,051; offset by iv) a decrease in other income of $217,805 from $318,023 in 2016 to $100,218 in 2017; v) a loss on restructuring of 6,225,204 which represents the non-amortized part of the discount upon the issuing of the convertible bond; vi) a bad debt written off of $14,394,402 contributed by QZH; vii) impairment on interests in unconsolidated investees of $153,046 Guangzhou Horan Taita Information Technology Co., Limited; viii) compensation indemnity of $8,375,947 (included in non-operating expenses) paid for breach of obligation for the purchase of fattened cattle from the corporative farmers of QZH; and ix) net loss from disposal of variable interest entity-QZH of $9,365,643.

Note (5) to Table A 1 General and Administrative and interest Expenses:

General and administrative (including depreciation and amortization) and interest expenses (including in Note (4) net expenses) increased by $2,525,260 or 12% from $21,207,661 for the year ended December 31, 2016 to $23,732,921 for the year ended December 31, 2017. The increase was mainly due to i) increase in others and miscellaneous (including research and development) of $2,711,554 from $2,294,767 for the year ended December 31, 2016 to $5,006,321 for the year ended December 31, 2017; and ii) an increase in depreciation and amortization of $1,500,854 from $3.5 million in 2016 to $5.0 million in 2017 (explained in Note (6)) as shown in the table below:

Table (i) to Note 5

Category	2017	2016	Difference
	$	$	$
Office and corporate expenses	3,946,885	4,974,052	(1,027,167)
Wages and salaries	5,520,491	5,380,534	139,957
Traveling and related lodging	54,028	175,848	(121,820)
Motor vehicles expenses and local transportation	67,210	178,090	(110,880)
Entertainments and meals	143,735	652,904	(509,169)
Others and miscellaneous	5,006,321	2,294,767	2,711,554
Depreciation and amortization	5,041,620	3,540,766	1,500,854
Sub-total	19,780,290	17,196,962	2,583,328
Interest expense	3,952,631	4,010,699	(58,068)
Total	23,732,921	21,207,661	2,525,260

Note (i) to Note (5) Table (i):

Depreciation and amortization (under general and administrative expenses) increased by $1,500,854 or 42% to $5,041,620 for the year ended December 31, 2017 from $3,540,766 for the year ended December 31, 2016. The increase was primarily due to the increase of depreciation by $857,038 to $3,052,971 for the year ended December 31, 2017 from depreciation of $2,195,933 for the year ended December 31, 2016, and the increase of amortization by $643,816 to $1,988,649 for the year ended December 31, 2017 from amortization of $1,344,833 for the year ended December 31, 2016.

Depreciation and amortization (under cost of goods sold) increased by $3,190,180 or 138% to $5,507,271 for the year ended December 31, 2017 from $2,317,091 for the year ended December 31, 2016. The increase was primarily due to the increase of depreciation by $3,352,144 to $5,297,840 for the year ended December 31, 2017 from depreciation of $1,945,696 for the year ended December 31, 2016 offsetting by the decrease of amortization by $161,964 to $209,431 for the year ended December 31, 2017 from amortization of $371,395 for the year ended December 31, 2016.

In this respect, total depreciation and amortization amounted to $10,548,891 for the year ended December 31, 2017, out of which amount $5,041,620 was reported under general and administration expenses and $5,507,271 was reported under cost of goods sold; whereas total depreciation and amortization was at $5,857,857 for the year ended December 31, 2016 and out of which amount $3,540,766 was reported under General and Administration expenses and $2,317,091 was reported under cost of goods sold.

Note (6) to Table A 1 Non-controlling interest:

Table (F) below shows the derivation of non-controlling interest

Name of China subsidiaries	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)	Hunan Shenghua A Power Agriculture Co., Limited (China)	Qinghai Sanjiang A Power Agriculture Co Ltd (China)	Qing Hai Zhong He Meat product Co. Ltd (China)	Total
Effective shareholding	75%	75%	76%	41.25%	35.36%
Abbreviated names	(JHST)	(JHMC)	(HSA)	(SJAP)	(QZH)

Net income (loss) of the P.R.C. subsidiaries for the year in $	-1,921,233	2,900,682	515,082	4,196,888	-30,682,576

% of profit sharing of non-controlling interest	25%	25%	24%	58.75%	64.64%

Non-controlling interest's shares of Net incomes in $	-480,308	725,171	123,620	2,465,673	-19,834,636	-17,000,482

The Net Loss attributed to non-controlling interest is $17,000,482 shared by (JHST, JHMC, HSA, SJAP and QZH, collectively) for the year ended December 31, 2017 as shown in Table (F) above. QZH was disposed and derecognized as part of the Company’s investment in SJAP, a variable interest entity, on December 30,2017.

Note (7) to Table A 1 Earnings per share (EPS):

Earnings per share from continuing and discontinued decreased by $5.99 (basic) and $5.53 (diluted) per share from EPS of $5.46(basic) and $5.00 (diluted) in 2016 to loss per share of $0.53 (basic) and $0.53 (diluted) in 2017. Earnings per share from continuing operations decreased by $2.62 (basic) and $2.46 (diluted) per share from EPS of $2.09 (basic) and $1.93(diluted) in 2016 to loss per share of $0.53 (basic) and $0.53 (diluted) in 2017. The reason for the decrease is primarily due to i) the poor financial performance of the disposed PRC subsidiary, QZH and ii) loss on restructuring during 2017.

Part B. MD &A on Audited Consolidated Balance Sheet as of the year 2017 compared to year 2016 (fiscal year)

Consolidated Balance sheets	December 31, 2017	December 31, 2016	Changes	Note
			$
ASSETS
Current assets
Cash and cash equivalents	560,043	2,576,058	(2,016,015)	8
Inventories	52,628,947	62,592,272	(9,963,325)	9
Costs and estimated earnings in excess of billings on uncompleted contracts	1,249,187	740,984	508,203
Deposits and prepaid expenses	70,459,650	79,848,950	(9,389,300)	10.1
Accounts receivable	82,971,418	122,912,086	(39,940,668)	11
Other receivables	20,680,478	47,120,800	(26,440,322)	15
Total current assets	228,549,723	315,791,150	(87,241,427)
Property and equipment
Property and equipment, net of accumulated depreciation	246,857,797	189,727,227	57,130,570	12
Construction in progress	6,178,308	35,157,213	(28,978,905)	13
Land use rights, net of accumulated amortization	54,838,031	53,673,690	1,164,341	14
Total property and equipment	307,874,136	278,558,130	29,316,006
Other assets
Goodwill	724,940	724,940	0
Proprietary technologies, net of accumulated amortization	9,588,605	10,090,697	(502,092)
Investment in unconsolidated equity investee	193,267,696	139,133,443
Long term investment	-	720,773	(720,773)
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	34,917,222	15,644,998		10.2
Total other assets	238,498,463	166,314,851	72,183,612
Total assets	774,922,322	760,664,131	14,258,191
Current liabilities
Accounts payable and accrued expenses	4,243,496	8,789,324	(4,545,828)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,740,065	2,630,752	3,109,313
Due to a director	107,074	2,070,390	(1,963,316)
Other payables	40,593,482	5,962,092	34,631,390	16A
Borrowings-Short term bank loan	4,667,890	2,883,090	1,784,800
Negotiable promissory notes	977,155	1,113,140	(135,985)
Derivative liability	2,100	-	2,100
Convertible note payable	3,894,978	-	3,894,978
Income tax payable	377	1,130	(753)
Total current liabilities	60,226,617	23,449,918	36,776,699	16
Non-current liabilities
Other payables	11,089,779	11,192,117	(102,338)
Borrowing-Long term debt	6,045,302	5,766,182	279,120
Convertible note payable		16,307,861	(16,307,861)
Total non-current liabilities	17,135,081	33,266,160	(16,131,079)
Stockholders’ equity
Preferred stock
Series A preferred stock
Series B convertible preferred stock
Common stock	29,363	22,727	6,636
Additional paid-in capital	169,743,640	155,741,280	14,002,360
Retained earnings	441,488,507	454,592,652	(13,104,145)
Accumulated other comprehensive income	2,346,174	(4,335,355)	6,681,529
Treasury stock	(1,250,000)	(1,250,000)	0
Total SIAF Inc. and subsidiaries' equity	612,357,684	604,771,304	7,586,380
Non-controlling interest	85,202,940	99,166,749	(13,963,809)
Total stockholders' equity	697,560,624	703,938,053	(6,377,429)
Total liabilities and stockholders' equity	774,922,322	760,654,131	14,268,191

Note (8) Cash and Cash Equivalents

The decrease in cash and cash equivalent of $2,016,015 from $560,043 to $2,576,058 as of December 31, 2017 and 2016, respectively.

Note (9) Break down on Inventories:

	2017	2016	Difference
	$	$	$
Sleepy cod, prawns, eels and marble goble	-	481,509	(481,509)
Beef and mutton	-	13,217,456	(13,217,456)
Bread grass	976,514	2,115,815	(1,139,301)
Beef cattle	5,903,442	6,814,132	(910,690)
Organic fertilizer	16,832,390	15,901,153	931,237
Forage for cattle and consumables	7,397,910	6,536,517	861,393
Raw materials for bread grass and organic fertilizer	19,113,274	15,829,424	3,283,850
Immature seeds	2,405,417	1,696,266	709,151

	52,628,947	62,592,272	(9,963,325)

The decrease of $9,963,325 or 16% in inventories from $62.6 million in 2016 to $52.6 million in 2017 mainly due to the following:

●	The discontinuing operation of the sales of fishery good operations beginning October 1, 2016, there was no inventory of sleepy cod, prawns, eels and marble goby which was recorded in fishery segment in 2016.

●	The disposal of a variable interest entity, QZH on December 30, 2017, there was no inventory of beef and mutton which was recorded in beef & organic fertilizer segment during the year.

Note (10) Breakdown of Deposits and Prepaid Expenses:

Note (10.1):

	2017	2016	Difference
	$	$	$
Deposits for
- purchases of equipment	2,815,774	5,555,471	(2,739,697)
- acquisition of land use rights	3,244,567	3,373,110	(128,543)
- inventories purchases	24,282,950	13,729,305	10,553,645
- aquaculture contracts		2,261,538	(2,261,538)
- consulting service providers and others		8,150,000	(8,150,000)
- construction in progress	11,365,748	13,719,339	(2,353,591)
- issue of shares as collateral	25,427,293	26,493,841	(1,066,548)
Prepayments - debts discounts and others		-
Shares issued for employee compensation and overseas professional and bond interest	702,625	3,982,812	(3,280,187)
Others	2,620,693	2,573,535	47,158
	70,459,650	79,838,950	(9,379,301)

Note (10.1) Breakdown of Deposit for acquisition of Land Use Rights:

As of December 31, 2017, $3,244,567 was on deposit paid for the acquisition of a Land Use Right (“LUR”) derived from the following transactions:

$3,060,912 (or RMB20,000,000) was full payment made on June 6, 2012 for a LUR by HSA comprising a block of land measuring 150 Mu (or 25 acres of prime agriculture land) located at Linli District of Hunan Province within 10 Km of HSA’s complex. The process of application to register the said LUR is in progress, and, as such, this payment is recorded as Deposit and Prepaid Expenses pending final authority estimated to be granted within 2016 as the new local ordinances on agriculture land delayed the processing of our application. Due to the delay in approving the LUR of the said block of land, HSA has revised and supplemented the contract of said land by a leasing agreement until such time said official approval will be granted, and, in the interim, the deposit and pre-payment on said land would be treated as a rent-to-own lease arrangement providing pre-payment toward said land once approval is granted.

$183,655 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of an LUR on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build new staff quarters.

Note (10.2) Information of “Temporary deposit and pre-payments for investments in future assets and in future Sino Foreign Joint Venture companies” (TD&PSFJVC):

Under account of			Estimated total	Estimated time of	Current status	Deposit & prepayments made as of December	Land Bank or Built Up
Subsidiary	Segment of	Project name	Asset value	Acquisition	of Project	31, 2017	area
			$			$	m2
SIAF	Corporate	Trade Center	3.5 million	own development	30% completed	4,000,000	5,000

		Seafood Center			2 out of 4 phases	8,000,000

CA	Fishery	Fish Farm (1)	26.22 Million	2016	completed	8,261,538	23,100

		Prawn Farm (2)				9,142,421

MEIJI	Cattle	Cattle Farm (2)	15.88 Million	2014	100% completed	5,513,263	230,300
						34,917,222

●	The increase of 19,272,224 in TD&PSFJVC from $15,644,998 in 2016 to 34,917,222 in 2017 had been primarily due to CA’s temporary D & P of $17,403,959 which had not been settled by Tri-way’s equity interest after (JFD / Tri-way)’s acquisition of farms in 2017 and $1,868,265 of SIAF’s account receivables has been transferred into TD&PSFJVC.

Note (11): Breakdown of Accounts receivable:

	2017
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year	Over 1 year
	$	$	$	$	$	$
Engineering consulting service (CA)	49,065,385		953,078		18,631,362	29,480,945
Sales of imported seafood (SIAF)	14,730,554	4,910,447	7,289,827	2,530,280	-	-
Sales of Cattle and Beef Meats (MEIJI)	4,545,340	-	3,996,570	548,770	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)	1,565,418	584,268	779,923	201,227	-	-
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	8,766,498	1,882,553	4,078,432	1,880,728	924,785	-
Sales Fertilizer from (HSA)	4,298,224	596,040	1,142,421	564,064	1,995,698	-

Total	82,971,418	7,973,308	18,240,251	5,725,069	21,551,845	29,480,945
% of total receivables	100%	10%	22%	7%	26%	36%
% of total sales	42%	4%	9%	3%	11%	15%

●	In CA’s engineering consulting services, over 120-day accounts receivable of $48,112,307 (including over 1 year balance of $29,480,945) represents a balance due from an unconsolidated investee, TRW, with 5 on-going engineering consulting services during the year. The management takes into consideration the significant influence it holds in TRW (36.6% of equity interest as of October 5, 2017) and its healthy financial situation, that no impairment issue is noted to the over 1-year balance of $29.5 million.
●	The normal credit period granted to the customers is 90 to 120 days. The Company will quarterly evaluate the recoverability of the over 120-day balance.

Information on Concentration of credit risk of account receivables:

Major customer’s revenues / our total revenues:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statements of this Annual Report), who have accounted for 69.34% of our consolidated revenues for the year ended December 31, 2017 as shown in the table below:

	% of total revenue	Customer's Total Revenue
Customer A	26.00%	51,512,062
Customer B	22.08%	43,765,625
Customer C	10.88%	21,568,048
Customer D	10.23%	20,275,105
	69.19%	137,120,840

Customer A is Shanghai Hongchang Yili company (Vigor) that sells much of the imported beef and seafood as well as locally produced seafood. During 2017, the Company sold $51,512,062 of goods representing 26.00% of our total sales of goods revenue of $198,166,939.

Customer B is BBK commercial chain Limited that buys our packed beef and mutton to sell them in its supermarkets in PRC. The fiscal year 2017, the Company sold $43,765,625 of goods representing 22.08% of our total sales of goods revenue of $198,166,939.

Customer C is Cattle Wholesale, represented by Mr. Zhen Runchi, who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies to us with young cattle. The fiscal year 2017, transactions through Mr. Zhen Runchi generated 10.88% of our total consolidated revenue (equivalent to $21,568,048 out of our total revenue of $198,166,939).

Customer D is GZ Nawei Trading Company who sells much of the imported beef and seafood as well as locally produced seafood. During 2017, the Company sold $20,275,105 of goods representing 10.23% of our total sales of goods revenue of $198,166,939.

Major customer’s account receivables:

These 4 major long-term customers (referred to as Customer A, B, C and D above & mentioned in the Financial Statements of this Annual Report), constitute accounts receivable in the aggregate amount of $31,717,234, which is equivalent to 16% of our consolidated revenues of $198,166,939 for the year 2017 as shown in the table below:

	2017	December 31,2017	Total
	Total consolidated revenue	% of total Accounts receivables	Accounts receivables
Customer A		7.34%	$7,289,827
Customer B		12.31%	12,234,083
Customer C		4.78%	4,752,597
Customer D		7.49%	7,440,727
		31.92%	$31,717,234
	$198,166,939
% to total consolidated revenue			16%

Note (12) Property and equipment, (P&E) net of accumulation depreciation:

2017

Plant and machinery	$5,501,975
Structure and leasehold improvements	209,378,338
Mature seeds and herbage cultivation	49,685,830
Furniture and equipment	699,494
Motor vehicles	614,792
265,880,429

Less: Accumulated depreciation	(19,022,632)
Net carrying amount	$246,857,797

●	Depreciation expenses were $8,350,811 and $4,141,629 for the years ended December 31, 2017, and 2016, respectively

Note (13) Construction in progress (CIP):

2017

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$-
- Oven room, road for production of dried flowers	-
- Organic fertilizer and bread grass production plant and office building	-
- Rangeland for beef cattle and office building	6,178,308
- Fish pond and breeding factory	-
$6,178,308

Note (14): Land Use Rights, net of accumulated amortization:

				Date		Expiry	Cost $	Accumulated	2017.12.31	Nature of	Nature of
Item	Owner	Location	Acres	Acquired	Tenure	dates	USD	Depreciation	Balance $	ownership	project
Hunan lot 1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	3/31/2054	235,534	36,022	199,512	Lease	Fertilizer production
Hunan lot 2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/18/2011	60	7/17/2071	35,583,104	4,625,804	30,957,300	Management Right	Pasture growing
Hunan lot 3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	367,309	57,392	309,917	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,033,058	179,350	853,708	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	30	4/15/2036	1,006,635	181,754	824,881	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	4/18/2007	60	4/17/2067	2,200,390	538,782	1,661,608	Management Right	HU Plantation
Guangdong lot 4	JHST	Nadu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	1,981,635	481,455	1,500,180	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	932,048	160,520	771,528	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	1/1/2068	797,181	132,864	664,317	Management Right	HU Plantation
Guangdong lot 7	JHST	Nadu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,547,903	1,493,666	4,054,237	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchng Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,520,125	409,264	1,110,861	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	4,831,401	1,630,598	3,200,803	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	21.07	11/1/2011	40	10/30/2051	508,353	78,371	429,982	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	4/1/2013	10	3/31/2023	465,259	220,998	244,261	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei , You Nan Village, Conghua District of Guangzhou City	33.27	10/28/2014	30	10/27/2044	4,453,665	482,480	3,971,185	Management Right	Agriculture
	JHST	Land improvement cost incurred					4,109,623	25,872	4,083,751

			654				65,573,223	10,735,192	54,838,031

Note (15) Other Receivables

	2017	Note

Advanced to employees	$219,186
Advanced to suppliers	3,768,585	15A
Advanced to customers	11,982,331
Advanced to developers	399,449	15B
Others	4,310,927
	$20,680,478

Note 15:

15A. A portion of this consists of molds, parts and components necessary to manufacture and fit-out various types of filters in the APM systems requiring suppliers (manufacturers) to carry additional inventory. This inventory is billed to the Company at such times when the components are called to manufacture the APM filtration systems. Until then, the Company provides advances to the supplier to manufacture the components and hold in inventory on the Company’s behalf until the components are called and billed to the Company, i.e. offsetting the amount invoiced with the proceeds received in advance.

15B. The Developers, referring to ‘Advance to developers” in the table, above are mostly owners and investors of other development projects (i.e. Cattle farms, restaurants and trade centers etc.) that were developed by SIAF and MEIJI as their respective “turkey contractor” during the past several years. The Company has the option to convert/effectuate these advances in these Project companies as an SFJVC investee, similar to CA’s fishery development project.

Note (16) Current Liabilities:

	2017	Note
Current liabilities
Accounts payable and accrued expenses	4,243,496
Billings in excess of costs and estimated earnings on uncompleted contracts	5,740,065
Due to a director	107,074
Other payables	40,593,482	16A
Borrowings - Short term bank loans	4,667,890
Negotiable promissory notes	977,155
Derivative liability	2,100
Convertible note payable	3,894,978
Income tax payable	377
	60,226,617

Note (16A): Analysis of other payables (current liabilities):

As of December 31, 2017, we have other payables totaling $40,593,482, comprised of the following:

Straight note payable of $29,367,999 represents a 10.5% Convertible Note in the aggregate principal amount of up to $33,300,000 issued on August 29, 2014. On July 18, 2017, the Company and the note holder entered into a restructuring agreement regarding the settlement of the Note as follows:

(i)	50% in cash settlement of $15,589,000 to be paid in monthly installments.
(ii)	The other 50% balance of $15,589,000 to be settled by the issuance of 5,196,333 common shares of the Company and 400,000 shares of Tri-way Industries Limited.

As of the date of this report, the Company has paid $4 million with $11,589,000 remaining owed on the $15,589,000 balance.

Further information regarding this settlement can be found throughout other sections of this report.

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

The Company filed USA tax returns for all previous year inclusive year 2015, and shall file the year 2016 and 2017 to the US IRS within May 2018.

As of December 31, 2017, the Company reviewed its tax position with the assistance of US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP since they are exempt from EIT for the twelve months ended December 31, 2017 and 2016 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the twelve months ended December 31, 2016.

No Macau corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the twelve months ended December 31, 2017 and 2016.

Sweden corporate income tax has been provided in the consolidated financial statements for SAFS at $1,684 for the twelve months ended December 31, 2017 and $1,130 for 2016.

No deferred tax assets and liabilities are payable as of December 31, 2017 and December 31, 2016 since there was no difference between the financial statements carrying amounts, and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of December 31 2017, unrestricted cash and cash equivalents amounted to $560,043 (see notes to the consolidated financial statements), and our net working capital as of December 31, 2017 was $171,173,106.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Debts	4,667,890				4,667,890
Bonds payable	3,894,978				3,894,978
Long Term Debts	-	994,796	1,224,365	3,826,141	6,045,302
Negotiable Promissory notes	977,155				977,155

Cash provided by operating activities amounted to $21,522,275 for the twelve months ended December 31, 2017. This compared with cash provided by operating activities totaled $56,019,415 for the twelve months ended December 31, 2016. The decrease in cash provided by operations primarily resulted from i) the decrease in the adjusted net income before the non-cash (income) expense of $2.4 million for the twelve months ended December 31, 2017 compared to that of $92.5 million for the twelve months ended December 31, 2016, offset by ii) the change in the net operating assets from $19.1 million to $(36.5) million for the twelve months ended December 31, 2017 and 2016, respectively.

Cash used in investing activities totaled $32,717,372 for the twelve months ended December 31, 2017. This compares with cash used in investing activities totaling $59,178,387 for the twelve months ended December 31, 2016. The decrease in cash flows used in investing activities primarily resulted from the decrease in payment for construction in progress from $54.9 million for the twelve months ended December 31, 2016 to that of $10.8 million for the twelve months ended December 31, 2017.

Cash provided by financing activities totaled $9,479,121 for the twelve months December 31, 2017 compared with cash used in financing activities totaling $2,628,330 for the twelve months ended December 31, 2016. The increase in cash paid by financing activities is mainly due to net proceeds from convertible bonds payable of $4,000,000 and capital contribution by non-controlling interest of 2,517,035 during the year.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The audited consolidated financial statements for the twelve months ended December 31, 2017 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $16,748 and $20,160 for the years ended December 31, 2017 and 2016, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $1,777,383, and $2,621,537 for the years ended December 31, 2017 and 2016, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $1,332,938, and $0 for the years ended December 31, 2017 and 2016, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There was a written off on bad debts of $14,394,402 arising due to the dispose of QZH for the twelve months ended December 31, 2017 or (2016: Nil)

INVENTORIES

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Milk cows	10 years
Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 - 30 years
Mature seed and herbage cultivation	20 years
Furniture, fixtures and equipment	2.5 - 10 years
Motor vehicles	4 - 10 years

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

An aromatic cattle-feeding formula was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Cost of acquisition on aromatic cattle-feeding formula is amortized using the straight-line method over its estimated life of 20 years.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2017, the Company’s impairment on interests in an unconsolidated investee of $153,046 was recorded.(2016: Nil).

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

For the years ended December 31, 2017 and 2016, basic (loss)/earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $(0.53) and $5.46, respectively. For the years ended December 31, 2017 and 2016, diluted (loss)/earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $(0.53) and $5.00, respectively.

For the years ended December 31, 2017 and 2016, basic (loss)/earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to$(0.53) and $2.09, respectively. For the years ended December 31, 2017 and 2016, diluted (loss)/earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $(0.53) and $1.93, respectively.

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

 For the fiscal year ended December 31, 2017

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31 2017 and December 31, 2016 were translated at RMB6.53 to $1.00 and RMB6.94 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2017 and December 31 2016 were RMB6.75 to $1.00 and RMB6.64 to $1.00, respectively.

For the fiscal year ended December 31, 2016

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31 2016 and December 31, 2015 were translated at RMB6.94 to $1.00 and RMB6.49 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2016 and December 31 2015 were RMB6.64 to $1.00 and RMB6.23 to $1.00, respectively.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We will adopt the new standard effective January 1, 2019. We have selected a lease accounting system and we are in the process of implementing such system as well as evaluating the use of the optional practical expedients. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 9 - Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory, new deferred tax assets, and other liabilities for amounts not currently recognized under U.S. GAAP. Based on transactions up to December 31, 2017, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We will adopt the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We will adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

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

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position, operating results or statements of cash flows.

Other relevant historical events and subsequent matters:

●	Equity (Historical Balance)

The bulk of the Company’s agriculture-zoned land banks are owned by the Government that through land-usage rights permit the Company to develop properties, but to which no property title can be granted for them to be recognized as first-tier assets from which to borrow against, thus making obtaining any conventional lending based on those assets, virtually impossible to attain. Therefore, up until the time that the Company secured the Convertible loan of $25m from ECAB the Company’s CAPEX had been financed strictly through many individual investors and private entities either through private placements, debt, or services rendered to the Company settled with common shares. The table below summarizes the historical increase of TI&O shares and how they had been applied from 2007 to 2017:

As of	TI&O Post Reverse Split	Increase / year (inclusive)		Increase, excluding collateral shares	Allocation of shares to
	Share Balance Year-end	Shares	%	%	Investors	Other Investors (based on debt conversion)	Staff, mgt & consultants	Collateral shares without voting / dividend rights
31.12.2007	4,444,444		0%		4,444,444
31.12.2010	5,603,448	1,159,004	21%		347,701	811,304
31.12.2011	6,771,138	1,167,689	17%		200,000	507,009	460,680
31.12.2012	10,101,500	3,330,362	33%		700,000	2,538,847	91,515
31.12.2013	13,899,196	3,797,696	27%		1,000,000	2,500,487	297,209
31.12.2014	17,162,716	3,263,520	19%		500,000	2,264,183	499,337
31.12.2015	20,133,757	2,971,041	15%	4%	-	500,000	254,857	2,216,184
31.12.2016	22,726,859	2,593,102	13%	7%	-	799,229	532,626	1,261,247
31.12.2017	29,362,365	6,635,506	29%	7%	-		1,667,792	4,967,714

Total	29,362,365				7,192,145	9,921,059	3,804,016	8,445,145

●      Debt Conversion: From 2010 to present, part of the capital funding realized by the Company has been by issuing shares to some of the unrelated third parties consisting of service providers, suppliers, lenders, and debtors, etc., totaling 9,921,059 shares.

●      Shares issued to staff, management, professional consultants and agencies:

Since the beginning of the Company’s operations in China the Company provided share entitlement programs to selective staff and personnel that exemplified services and performance beyond their standard responsibilities; the annual amount capped at $1.5 million from 2007 to 2013, and increased to $2.5 million to present date with share values calculated at their respective market rates with the understanding that the Company reserves the right to defer share distribution until a later date, based on the Company’s assessment that market prices may improve and / or the rate at which they are issued could help mitigate any impact they could pose to the market.

Also, shares have been issued to professional consultants and agencies for services rendered that were pre-approved by the Company and written into their respective service contracts, some requiring immediate payment and others allowing their shares to be distributed over a period of time.

●     Collateral shares: This includes the Trade Facility consisting of 5,708,312 collateral shares, and Third-Party Loans consisting of 2,662,735 collateral shares, collectively that do not hold voting or dividend rights to be returned to the Company upon repayment. The maturity date on the Third-Party Loans and Trade Facility run through September 2019, but the Company anticipates repayment of a portion or all the loan balances as well as a reduction in the maximum Trade Facility line to occur before that time, as exemplified in the reduction of the Trade Facility line from $20,000,000 to $15,000,000 in December 2017.

●     The total consideration received from the above referred issuance of shares for $169,773,003 (fully paid up capital) together with (i) retained earnings of $435,831,675, (ii) accumulated other comprehensive income of $2,346,174 and (ii) treasury stock of (1,250,000) forms the Company’s total equity (or, net assets) of $606,700,852 as December 31, 2017 (the equivalent of $18.53 / share).

●     The Company remains committed to minimize any further use of equity in helping to bridge finance its operations yet remains open to the use of equity whenever it serves the purpose of securing conventional financing and other purposes accretive to the Company and its shareholders.

●	Third Party Loans to Tri-way secured by shares of the Company:

The Company has depended from time to time on bridge loan financing, namely from four individual third parties (ITP) whose loans had been repaid either in cash, shares or both. The issuance of shares (referred to as “Debt Settlement”) was in practice until the time that the Company committed in its August 14, 2014 Convertible Bond agreement with Euro China AB (ECAB) to discontinue repayment of loans through the issuance of Debt Settlement shares.

The current ITP loans (provided through the same third parties) were provided to Tri-way (“Borrower”) with the final agreement entered into on August 5, 2016; the loan proceeds having been incrementally received between July 15, 2016 through September 28, 2016:

Face value of the total 4 loans:	$13,904,058
75% loan to value available to borrow:	$10,428,034
Secured at 75% of face value in SIAF shares at	$8.00 / share

General terms of the loans, include:

a)	Tri-way Industries Limited (Tri-way) is the responsible party to cover loan principal, interest, closing and any other related loan costs.
b)	SIAF, on behalf of Tri-way, acts as “Security Provider” providing shares of common stock as collateral against the loans.
c)	SIAF’s only liability is contingent upon failure of Tri-way to repay the loan. Since the shares have not been sold, but strictly are utilized as security collateral, and, to date, have not incurred further liability to SIAF, the Company has recorded the Consideration (Face Value $13.9 million ; LTV $10.4 million) as Non-Current Assets, offset by the issuance of (collateral) shares, which are reported in our Qs and Ks, accordingly.

Because of the precipitous decline in SIAF’s share price, SIAF is committed under the terms of the agreement to safe-guard the Lenders’ interests against the full face-value of the loan by increasing its share collateral against the loan as described in the table below:

Summary: Changes in Third Party Loan collateralized shares

Date of issuance	Shares issued to third party loans named Loan (1) & (2) granted by 4 third parties collectively			Loan face amount	Net loan amount	Loan balance	Equivalent value / share	Notes
			Total balance of
	Basic required	Top Up required	collectaralized shares
	collateralized shares	collateralized shares	in Loans	US$	US$	US$	US$ / share

27.12.2016	749,304		749,304	5,966,665	4,797,332	4,797,332	8	Loan (1) collctively from 2 third parties
27.12.2016	520,696		1,270,000	7,038,390	5,630,712	10,428,044	8	Loan (2) collectively from 2 other third parties
31.12.2016				3,729,776	-2,000,000	6,189,829		Repayment of loan (1) by Triway
06.02.2017				4,523,329	-2,238,215			Repayment of loan (2) by Triaway
30.06.2017		550,000	1,820,000	3,729,776		6,189,829	2.86	Additional collateralized shares (Top Up) for Third Party Loan (1)
30.06.2017		342,735	2,162,735	4,523,329				Additional collateralized shares (Top Up) for Third Party Loan (2)
30.09.2017		250,000	2,412,735	3,729,776		6,189,829	3.10	Additional collateralized shares (Top Up) for Third Party Loan (1)
30.09.2017		250,000	2,662,735	4,523,329				Additional collateralized shares (Top Up) for Third Party Loan (2)
18.12.2017			2,662,735	2,396,443	-1,000,000	4,694,829		Repayment of loan (1) by Triway
19.12.2017				3,856,663	-500,000			Repayment of loan (2) by Triway
31.12.2017			2,662,735	6,253,105		4,694,829	2.35

●	The Trade Facility secured by shares of the Company:

The Trade Facility was originally entered into on September 22, 2015 under the following terms:

Face value of the Facility:	$26,666,666
Maximum Facility amount to be employed:	$20,000,000.
Secured at 75% of face value in SIAF shares at:	$12.50 / share
Revolving LOC (Facility) maturity date:	September 30, 2019

Initial draws up to $20 million incur an Establishment Fee of 6% based on the issuance value of each Letter of Credit (L/C) or Document Presentation (DP) or Trust Receipt Drawn (TRD), all part of a Revolving Trade Facility with repayment for each issued L/C, DP or TRD due within 45 days from date of withdrawal payable at an annual interest rate between 1.5 to 2%, plus LIBOR. There are no restrictions or minimum days required between repayment and revolving withdrawal against the Facility.

SIAF provided its shares as collateral against the security on behalf of a Third-Party Agent (TPA) that operates the import/export trading house in Shanghai. The shares do not carry any voting or dividend rights and are returned to SIAF once the TPA reduces its outstanding balance (plus interest) with the lender.

The agreement basically consists of SIAF having securitized the loan with 2,133,333 of its common shares valued at $12.50/share equivalent to the full face-value of the loan ($26,666,666), and the TPA having the full use of the trade facility to borrow and repay, against, as warranted, i.e. revolving LOC.

As such, the principal terms of this agreement are:

•     SIAF acts as “Security Provider” to initiate the Trade Facility to be employed.

•     The Third-Party Agent (TPA) (described as an Import & Export Trading House in Shanghai) is the responsible party to cover loan principal, interest, closing and any other related loan costs.

•     SIAF’s only liability is contingent upon failure of TPA to repay the loan. Since the shares are strictly utilized as security collateral, and, to date, have not incurred further liability to SIAF, the Company has recorded the Consideration (Face Value: $26,666,666; LTV: $20,000,000) as Non-Current Assets, offset by the issuance of collateral shares.

Shares issued as security were not issued for market trading, but as security against the loan required to be returned to SIAF upon full loan repayment by TPA, which, to date, has not incurred any liability to the Company.

As of December 19, 2017 TPA repaid $5,000,000 in Cash payment to the Trade Facility Provider and agreed to have its facility face-value reduced to $20,000,000 and the net amount employed to $15,000,000. This amended arrangement was agreed to avoid further issuance of shares due to the current share price. Thus, the total issuance of shares for the Trade Facility remains at 5,708,312 shares, carrying an average value at $2.63 / share, which still stands well above SIAF’s current market value.

Summary: Changes in Collateralized Trade Facility shares

Date
(of Convertion) or				Available net
issuance	Shares issued for Trade Facility			usable facility	Equivalent in	Notes
	Basic required		Total balance of
	collateralized	Top Up required	shares in trade
	shares	collateralized shares	facility	US$	US$ / Share

22.09.2015	280,000		280,000
06.11.2015	185,000		465,000
13.11.2015	300,000		765,000
23.11.2015	100,000		865,000
22.12.2015	250,000		1,115,000
28.12.2015	120,000		1,235,000
22.02.2016	365,000		1,600,000	20,000,000	12.50	Old shares (not newly issued shares) were transferred to cover collateral
17.06.2016		533,333	2,133,333	20,000,000	9.38	shares for the Trade Facility. (These actions did not require filing or reporting)
15.05.2017		1,267,340	3,400,673	20,000,000	5.88
30.06.2017		425,393	3,826,066	20,000,000	5.23
19.07.2017		1,690,699	5,516,765	20,000,000	3.63
30.09.2017		191,547	5,708,312	20,000,000	3.50
31.12.2017			5,708,312	15,000,000	2.63	Repayment by PTA to reduce Trade Facility's net usable amount by US$5,000,000

●	The disposal of JFD and Tri-way

At present, Tri-way remains a private company, but it is intended to be registered at the Hong Kong Stock Exchange within a few years. The Company’s ownership in Tri-way has been valued at USD 124.7 million, equal to 36.6% of the enterprise value of USD 340.6 million. This includes (i) 23.89% (EV = USD 81.4 million) as a result of retained interest in Tri-way, and (ii) 12.71% (EV = USD 43.3 million) acquired in exchange for outstanding debt owed to the Company. These values result from Aquafarm 1, assets held in Aquafarms 2-5 and rights to technology licensed from Capital Award, a wholly owned subsidiary of the Company. An independent appraisal was obtained to determine fair value, and this appraisal resulted in a one-time (deemed) gain of USD 56.9 million for SIAF, as further detailed, below.

Amounts shown incorporate audited adjustments:	HK$	HK$	$ equivalent

Fair value of interest retained in Tri-way
(US$340,594,377 x 23.89%)		630,601,974		81,367,997
Less:
Amount recognized prior to divestment of Tri-way
Net asset of Tri-way	251,946,656		32,509,246
Non-controlling interest at divestment	-62,683,968		8,088,254
Controlled group assets divested		189,262,688		24,420,992
Gain on disposal (including master licensing fees)		441,339,286		56,947,005

Net controlled group assets disposed
($27,872,348 x 76.11%)		-144,047,832		-18,586,817
Gain on revaluation of retained interest
Fair value of interest retained in Tri-way		630,601,974		81,367,997
Portion of divested assets retained in Tri-way
($27,872,348 x 23.89%)		-45,214,856		-5,834,175
Gain on disposal (including master licensing fees)		441,339,286		56,947,005

●	Table X below shows the derivation of $ / shares after the injection of farms’ assets

	Fair values of Injected farms' assets
	Inclusive respective indoor and open dams properties
US$1=RMB6.7	FF1	PF1	PF2	PF3	PF4	Master License	Total
US$1=HK$7.7	AquaFarm(1)	Aqua Farm 2	Aqua farm 3	Aqua Farm 4	Aqua Farm 5
In US$ equivalent	US$	US$	US$	US$	US$	US$	US$

The Chattels	8,787,115.6	4,199,237.9	21,338,881.5	33,609,047.1	-	-	67,934,282.1
The P&E	5,148,769.2	5,391,657.1	2,326,044.8	24,045,576.5	-	-	36,912,047.6
The Intellectual Properties	5,672,862.0	6,348,029.3	13,669,794.7	30,228,181.0	69,053,863.7	30,000,000.0	154,972,730.7
The Buildings	8,256,870.8	12,832,764.2	12,659,859.0	11,883,710.4	-	-	45,633,204.4
Immovable structures	5,672,862.0	9,897,263.4	9,080,438.4	8,597,279.9	1,894,268.2	-	35,142,111.9
Total values	33,538,479.5	38,668,951.9	59,075,018.4	108,363,794.9	70,948,132.0	30,000,000.0	340,594,376.7

	Equity shares of Triway Industrial Limited (HK)
		Par value	Share Capital		Value / share
	# of shares	HK$	HK$	US$ equivalent	HK$	US$ equivalent
Shares issued prior to Injection	10,000	1	10,000	1,299	1	0.13
Addition shares issued after injection	99,990,000	1	2,622,576,701	340,594,377
Total Issued shares	100,000,000	1	2,622,586,701	340,595,675	26.23	3.41

●	Relevant dates of the transactions:

1	18-AUG-2016	Execution of Investment Agreement (IA)
2	18-AUG-2016	Jiangman Fishery Development Co. Ltd (JFD) acquired 25% of Guangzhou Kangi Enterprize Management Co. Ltd such that JFD becomes 100% owned by Triway Industries Limited (HK) (Tri-way)
3	18-AUG-2016	Effective Date that Investors agreed to inject their respective assets and businesses into the Assets Recipient, JFD, at the exchange value described in the Investment Agreement.
4.	30-SEP-2016	SIAF assumed ownership of Tri-way’s original assets in exchange for its original investment in Tri-way, in conjunction with TRW/JFD’s exercise of other farm assets owned by other investors injected into it, as well.
5.	05-OCT-2016	Completion Date on which Tri-way, with JFD having assumed ownership of said farms’ assets (inclusive, all farms), allocated equitable allotments of shares to the Investors (or, their Nominees) in exchange for their injected farms’ assets.

In reference to the press release dated January 17, 2017, wherein it had indicated that legal due diligence had been completed in relation to the carve-out of its aquaculture operations, the announcement that legal due diligence had been performed had been released in conjunction with what had been the main announcement, which was SIAF wishing to convey to its shareholders that JFD had been officially registered as a Wholly Foreign Owned Enterprise of Tri-way, making it legally eligible for SIAF shareholders to now own shares of Tri-way, directly.

●	The list of shareholders of record in Tri-way filed with Hong Kong Company Registrar:

Owner	Shares	%
Sino Agro Food (OTCQX:SIAF)	36,590,000	36,6%
Ample Rise Limited	2,750,000	2,8%
Fortune Legend Investments Limited	2,750,000	2,8%
Sino Agro Food (HK) Limited	31,998,572	32%
Good Sea Limited	4,250,000	4,3%
Green & Natural Limited	3,250,000	3,3%
Lucky Shine Development Limited	2,750,000	2,8%
Yongfeng Agricultural Investment Co	4,180,068	4,2%
The Business Advocate	4,521,360	4,5%
Fine Happy Limited	2,750,000	2,8%
Flying Cristal Limited	4,200,000	4,2%

Tri-way Industries is a privately held company, and the Company (holding 36.6% of the shares) is not able to disclose the identity of the remaining holders.

Based on information which has been filed with the Hong Kong Companies Registrar and which is publicly available, the following information can be provided about the shareholders of record:

➢     Sino Agro Food (the Company) holds 36,6% of the shares

➢     Sino Agro Food (HK) Limited, holding 32%, is primarily formed as a holding company for certain outside owners (ownership interests in Aquafarms 2-5, other than the Company) that when combined with the ownership of the Company provides a majority voting block (68.6%) necessary to meet minimum listing requirements in Hong Kong for adequate “continuation of management/operations”. The Company has no ownership in Sino Agro Food (HK) Limited.

➢     The Business Advocate (4.5%) and Flying Cristal Limited (4.2%) are companies appointed by Tri-way to hold in trust on behalf of certain holders of debt owed by Aquafarms 2-5 to keep shares in reserve in the event that their respective debts owed are converted to equity, at maturity. The debt in question relates to costs of development of the Aquafarms 2-5 incurred in connection with the development and construction stages.

➢     The remaining smaller holding companies are held by Nominees of ownership interests in Aquafarms 2-5 with their related Beneficial Owners becoming registered at the time that Tri-way becomes a registered public company.

The carve-out of Tri-way Industries Inc. (“Tri-way”) from Sino Agro Food Inc. is not a related party transaction. Tri-way is held at 36.6 % by the Company and is thus considered an investment in associate and no longer registered as a subsidiary of the Company. Transactions made in connection with the carve-out process are with entities/parties not related to the Company.

Sino Agro Food (HK) Limited is not an affiliate of the Company. To this effect, its directors or officers have not been nor are they currently an officer, director, 10% (or greater) shareholder, or in any other way an affiliate of the Company as that term is defined by Rule 405 of the U.S. Securities Act of 1933, and are not directly or indirectly through one or more intermediaries, in control of, controlled by, or under common control with the Company.

No board members of Sino Agro Food Inc., nor members of management of Sino Agro Food Inc., have any positions in the Board of Directors or management of Sino Agro Food (HK) Limited.

●	Status and progress of Tri-way’s IPO exercise plan:

Tri-way, an investment in associate of SIAF, continues its work toward an Initial Public Offering (IPO) targeting its listing on the Stock Exchange of Hong Kong (HKEX) sometime in H2, 2020. A team of qualified HK licensed CPA’s, securities attorneys, and Tri-way staff continue to organize and compile all Tri-way financial and legal records, past and present, throughout the pre-IPO process in accordance with its application to the exchange and regulatory authorities and in concert with its financial advisors providing guidance throughout the pre-IPO process. There are a variety of steps required to be completed from several different fronts; some of which are completed, some of which are in the process of being completed and are either waiting for additional documents and / or financial sources to continue, and some that cannot be processed until a later date when other matters are in place to do so.

One of the issues that Tri-way faces is generating sufficient stand-alone income that would meet both the minimum required to become eligible for listing on the senior exchange, but more importantly to demonstrate to the investing public that Tri-way has attained a certain level of stand- alone income (excluding JFD’s income as a primary producer) that warrants investing in its future and with which our financial advisors help determine is necessary to warrant its participation in the process. To this end, Tri-way has needed to decide on how to meet its income goals while at the same time navigating the China tax code, namely China’s exemption on primary producers of agricultural products.

Tri-way, a HK registered company with operations in China, has up until now been exclusively dependent on its farms in China as its primary source of income that with sufficient CapEx would be capable of having production levels ramping up over the next three years, and in turn, generate sufficient cash-flow to meet the income levels needed to be achieved throughout the pre-IPO process. The project’s facilities in China can grow organically regardless of outside financing yet its chances for obtaining senior listing on the exchange as well as a successful IPO would be curtailed, significantly. Faced with developing a plan allowing Tri-way to work around the limits being discussed, Tri-way has been organizing a Trading Division based in HK to import frozen seafood and other frozen food products from other countries to be sold in China by JFD’s commercial arms (which are special vehicles (or companies)) being established since mid-2017 each holding their respective import/export permits and licenses. In this regard, Tri-way’s imports (Frozen seafood and other foods) will differentiate from SIAF’s imports that mainly consist of live seafood and slaughtered/dressed beef. Having the Trading Division established in HK would 1) allow Tri-way’s China operations to maintain its source of income as a primary producer of agriculture products and forego incurring any tax liability from value added and / or commercial sales of its product; and 2) allow Tri-way through its HK Trading Division to generate sufficient sales through the import/export industry helping it to attain a respectable IPO at a sooner date by helping to increase revenue in a shorter period of time than it would take to both build and initiate production at the Aquafarms in China. To date, Tri-way has approached and received interest from many suppliers from other countries (i.e. Brazil, India, Argentina, Malaysia, Indonesia, Vietnam, Philippine, Thailand, Taiwan and Russia) to supply various quality frozen seafood and food products (i.e. King crabs, different types of tropical marine fish, prawns, squids, shell fish, cold water marine fish and scallops, as well as chicken products) to be sold in China. Estimates of performance from this division initially shows trade sales amounting to $300 to $500m per year at a healthy profit margin.

Tri-way has applied for a series of short-term conventional bank loans to provide the necessary seed-capital to assist the Trade Division business get underway. Tri-way operations in China as part of JFD’s primary activity are mainly dependent on obtaining a conventional long-term loan that will provide the necessary CapEx to build-out its farm facilities, primarily at Aquafarms 4 and 5. SIAF will continue to monitor the progress being made on Tri-way’s funding efforts and will report any progress to its shareholders once it materializes. The Company and its financial advisors believe that the quicker stream of revenue anticipated from the Trading Division’s operations when coupled with the primary production facilities in China will create a very attractive reception from the HK market for the IPO.

Update on distribution of Tri-way shares to Shareholders of Sino Agro Food, Inc.

The Company’s intention to distribute 18.3% ownership of Tri-way Industries Ltd. to SIAF shareholders remains in effect and will be executed based on consideration of other items that need to be assessed and taken into consideration before its shares are available for transfer of ownership to SIAF shareholders. The main items having an impact on timing TRW share distribution are as follows:

After consultation with our tax advisor it had been determined that a distribution of TRW shares to SIAF shareholders would incur a tax liability to the Company just shy of $10 million based on the distribution effectively constituting a dividend equivalent to one-half of the deemed gain on disposal that SIAF obtained at the time of TRW’s carve-out from the Company. The new tax law passed this past December does not lessen the tax liability since the trigger (i.e. deemed gain on disposal) had occurred prior to the new tax law going into effect and would carry-over to whatever distribution of it occurs going forward. The Company has been investigating an option that would allow it to distribute the debt-based ownership it has just acquired from TRW (i.e. 12.71% transferred to the Company in Q4 2017) onto SIAF shareholders, essentially allowing each shareholder to receive ownership of the debt owed to SIAF and in exchange allow that debt to be converted into either cash and/or TRW shares just prior to the IPO, likely in the form of a warrant. By the transfer of debt, there is no tax liability on any of the gain incurred as compared to any portion of the 23.89% ownership being distributed, which holds a tax liability due to the value it received from the deemed gain on disposal. Although, transferring debt ownership only accounts for 12.71% of the 18.3% intended to be distributed, the Company is looking at a lesser tax burden in distributing the remaining 5.59% in TRW ownership, were the original distribution option exercised.

Keep in mind that any portion of the shares derived and distributed from the deemed gain on the disposal (i.e. dividend distribution versus a debt swap) would also require an F-1 filing with the SEC, that is, a registration of TRW shares. This exercise is not required when it comes to an exchange of debt for TRW shares, since SIAF shareholders would be direct noteholders of TRW and would, once their option is exercised, receive either cash and/or shares directly from TRW, not from SIAF. Further deliberations are underway seeking an alternative means of distributing the 5.59% ownership in TRW without SIAF having to incur additional obligations inherent with itself distributing TRW shares as dividend.

In addition to the above, distribution timing of TRW shares has also been curtailed due to the sensitivity of conventional lending (i.e. a $100 million loan organized through a 5-bank syndicate in addition to two, possibly three, Stand-by Letters of Credit) and pre-IPO preparations that are underway, which TRW’s advisors have requested are best served if no major change in ownership structure takes place beyond the structure existing at the time of carve-out. As these exercises move forward, the Company will determine an amenable time when the distribution of TRW ownership to SIAF shareholders appears less likely to affect their outcome. Tentatively, the Company aims/targets having a portion or all the intended 18.3% ownership in TRW distributed to SIAF shareholders sometime in Q3 2018.

Update on Cash Dividend to SIAF shareholders

As the Company moves closer toward carving-out its subsidiaries and retaining its ownership in each as an Investee in Associate as their valuations warrant over the next few years, each IOA will be operating independently of the Company raising and financing their own growth and development, each carrying out its own business plan. With time, the Company anticipates receiving stable dividends from each IOA that, in turn, it intends to distribute a portion of each onto its own shareholders; the amounts of which will increase at a rate equivalent to the dividend income received from the IOA’s on an annual basis. All of this predicated on the IOA’s ability to perform and themselves in a position to declare a dividend. The distribution of cash dividends paid by SIAF to its shareholders will be in addition to cash dividends paid by the IOA’s directly to SIAF shareholders who also would have received shares in each of the IOA’s through their respective carve-outs.

SIAF anticipates being able to payout a cash dividend sometime in 2018, with the intent of increasing its dividend payment to shareholders as the IOA’s develop and provide stronger dividends to the Company. More details regarding distribution of a cash dividend in 2018 will be made available in the Company’s Q1 2018 report due in May, allowing the Board additional time to assess both the amount and timing of the dividend based on current activity, still underway.

●	Internal Control over Financial Reporting (ICFR)

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

As discussed under Note 33 to the consolidated and combined financial statements included in the 2016 Annual Report on Form 10-K, revisions had been made to our historical financial results to properly account for disposal of assets related to discontinued operations resulting from the carve-out of our subsidiary, Tri-way Industries Ltd. Because of the need to correct the way we apply accounting principles regarding reporting discontinued operations, specifically the disposal of its related assets component, we did not historically have adequate internal controls and processes in place to account for timely disclosure at the time of their disposal. Accordingly, management identified a material weakness in our internal control over financial reporting related, but which may or may not be entirely exclusive, to our accounting for disposal of assets related to discontinued operations.

Remediation Efforts to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting described above, we are implementing new control procedures regarding our accounting for reporting discontinued operations and disclosures of disposal of asset components, specifically regarding ‘timely disclosure’ on matters related to Discontinued Operations. The changes to the control environment include, but are not limited to, the following:

a)	For future disposition of assets and / or discontinued operations, the Company has retained ECOVIS Financial Accounting specialists to augment internal resources utilized for due diligence and analysis of the technical accounting aspects of the transaction. Such resources will be retained by management at the direction of the audit committee.

b)	For future disposition of assets and / or discontinued operations, the Company will prepare an accounting memorandum for each disposal to address the guidance outlined in ASC 205-20 ‘Presentation of Financial Statements — Discontinued Operations’ as necessary, as well as further educate itself regarding matters of disposition / discontinued operations through related accounting literature, that will be reviewed by the Chief Financial Officer and presented to the audit committee.

These remediation initiatives are intended to enhance the Company’s timely disclosure by establishing a formal process and specific control activities regarding disposition of assets / discontinued operations. Management believes that these measures, as were currently implemented throughout the disposition of QZH’s discontinued operations, will remediate the deficiency identified. Other than as noted above, other changes may be implemented in the future to enhance and improve the Company’s ICFR measures to prevent this deficiency from recurring.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures have improved but yet were not deemed effective at a reasonable assurance level as of the end of such period. This conclusion was based on the material weakness identified in our internal control over financial reporting related, but which may or may not be entirely exclusive, to our accounting for disposal of assets resulting from discontinued operations, as described below.

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

Our Chief Executive Officer and the Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and December 31, 2017. In making this assessment, we used the framework included in Internal Control — Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated 2013 Framework, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting had not been effective due to the identification of a material weakness related, but which may or may not be entirely exclusive, to our controls over our accounting for disposal of assets related to discontinued operations. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed under Note 33 to the consolidated and combined financial statements included in our 2016 Annual Report on Form 10-K, this report includes revisions to our historical financial results to properly account for disposal of assets related to discontinued operations resulting from the carve-out of our subsidiary, Tri-way Industries Ltd. Because of the need to correct the way we apply accounting principles regarding reporting discontinued operations, specifically the disposal of its related assets component, we did not historically have adequate internal controls and processes in place to account for timely disclosure at the time of their disposal. Accordingly, management identified a material weakness in our internal control over financial reporting related, but which may or may not be entirely exclusive, to our accounting for disposal of assets related to discontinued operations.

Remediation Efforts to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting described above, that Company has initiated implementing new control procedures regarding our accounting for reporting discontinued operations and disclosures of disposal of asset components, specifically regarding ‘timely disclosure’ on matters related to Discontinued Operations. The changes to the control environment include, but are not limited to, the following:

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no other deficiencies discovered in our internal control over financial reporting during the fourth quarter period ended December 31, 2016 and throughout all periods of FY2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	75	CEO and Chairman of the Board
Daniel Ritchey	49	Acting Chief Financial Officer and Director
Tan Poay Teik	59	Chief Marketing Officer and Director
Chen Bor Hann	53	Secretary and Director

Nils Erik Sandberg	77	Independent Director
Lim Chang Soh (Anthony)	54	Independent Director

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

Board Committees:

Audit Committee

Our Audit Committee currently consists of Mr. Sandberg. Mr. Ritchey was a member of the Audit Committee until his appointment as the Company’s Acting Chief Financial Officer effective March 1, 2016. Mr. Yap resigned from our board of directors on August 15, 2017. The Board has determined that:

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

Compensation Committee

Our Compensation Committee currently consists of three directors: Messrs. Sandberg (chairman) and Soh. The Board has determined that:

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal year ended December 31, 2017.

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Lee Yip Kun Solomon	2016	336,000	0	0	0	0	0	336,000
Chief Executive Officer	2017	336,000	0	0	0	0	0	336,000
Tan Paoy Teik	2016	174,000	0	0	0	0	0	174,000
Chief Marketing Officer	2017	174,000	0	0	0	0	0	174,000
Chen Bor Hann	2016	60,000	0	0	0	0	0	60,000
Secretary	2017	60,000	0	0	0	0	0	60,000

Summary Equity Awards or payments for remuneration

There has been no equity incentive award made to any of our executive officers as of our fiscal year ended December 31, 2016 and 2017. However there were 337,688 shares, 174,874 shares, and 60,301 shares paid to Solomon Lee, Tan Paoy Tan and Chen Bor Hann respectively on May 10th 2016 for services rendered (for 6 years that were paid in shares but un-paid) during year 2007 to 2012 calculated at $5.97 / share.

Employment Agreements

Lee Yip Kun Solomon. On December 29, 2016, we renewed the three-year employment agreement effective and continuing as of January 1, 2019 with Lee Yip Kun Solomon, our Chief Executive Officer and President (the “Lee Agreement”). Pursuant to the Lee Agreement, Mr. Lee is entitled to an annual base salary of $336,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (X) = $336,000 / $ / share ($Y) at time of settlement). Such shares have not been issued to Mr. Lee. Mr. Lee shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Lee Agreement provides for Mr. Lee to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Lee Agreement also includes confidentiality obligations to which Mr. Lee must adhere.

Tan Paoy Teik. On December 29, 2016, we renewed the three-year employment agreement effective and continuing as of January 1, 2019 with Tan Paoy Teik, our Chief Marketing Officer (the “Tan Agreement”). Pursuant to the Tan Agreement, Mr. Tan is entitled to an annual base salary of $174,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (T) = $174,000 / $ / share ($Y) at time of settlement). Such shares have not been issued to Mr. Tan. Mr. Tan shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Tan Agreement provides for Mr. Tan to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Tan Agreement also includes confidentiality obligations to which Mr. Tan must adhere.

Chen Bor Hann. On December 29, 2016, we renewed the three-year employment agreement effective and continuing as of January 1, 2019 with Chen Bor Hann, our Secretary (the “Hann Agreement”). Pursuant to the Hann Agreement, Mr. Hann is entitled to an annual base salary of $60,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (W) = $60,000 / $ / share ($Y) at time of settlement). Such shares have not been issued to Mr. Hann. Mr. Hann shal1 also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Hann Agreement provides for Mr. Hann to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Hann Agreement also includes confidentiality obligations to which Mr. Hann must adhere.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 29,362,365 issued and outstanding shares of common stock as of December 31, 2017 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or Company known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Name and address	Shares of Common Stock	Percent of Common Stock	Shares of Series A Preferred Stock	Percent of Series A Preferred Stock	Percent of Capital Stock (1)
Directors and Officers (2):
Lee Yip Kun Solomon	2,459,697	8.38%	75	75%	61.68%
Tan Poay Teik	220,000	*	20	20%	16.29%
Chen Bor Hann	82,787	*	5	5%	4.11%
Nils Erik Sandberg (3)	421,372	*	—	0	*
Daniel Ritchey	161,352	*	—	0	*
Anthony Soh	14,887	*	—	0	*

All Officers and Directors as a Company (6 persons)	2,550,828	12.67%	100	100%	82.17%

5% or Greater Beneficial Owners
Nordnet Pensionsförsäkring AB	2,718,846	9.26%	—	0	1.85%
Forsakringsaktiebolaget Avanza Pension	3,456,006	11.77%	—	0	2.35%
City National Rochdale, LLC	101,971	*	—	0	*
Garrett R. D’Alessandro	5,141,831	17.51%	—	0	3.50%

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

(3)       Includes 92,631 shares of common stock owned of record by Mr. Sandberg’s spouse and 90,858 shares of common stock owned of record by Ängby Sportklubb, a not-for-profit organization of which Mr. Sandberg is the chairman of the board of directors. Mr. Sandberg disclaims any beneficial ownership of the shares of common stock held by Ängby Sportklubb.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2017, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	The weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	1,000,000	-	1,000,000
Plans approved by
Security holders

Equity compensation	None	-	None
Plans not approved
By security holders
Total	1,000,000		1,000,000

Entitlement of shares issued to Staffs and personnel and certain professional consultants and agencies:

Since the beginning of the Company’s operation in China, it was due primarily to the lower scale of wages in China comparing to other developed countries, so in order to secure and to sustain the services of quality management personnel and staffs, the Company provided share entitlement programs to selective staffs and personnel passing certain internally regulated performance standards and recommended by respective heads of departments; the annual amount of which was capped within $1.5 million (from 2007 to 2013) that was increased to $2.5 million to present date with the values of the entitled shares are calculated at prevailing market values of the shares at date of issuance; and it is an understanding with said personnel and staffs that the Company obligates to pay said entitlements at time suitable to the Company, as such, there were cases that the said issuance were being deferred up to a number of years evidenced so frequently in the Company’s Qs and Ks reports.

Over the years, there have been shares issued to professionals and agencies for services rendered that were pre-approved by the the Company and requested under their respective service contracts evidenced so frequently in the Company’s Qs and Ks reports.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 2016, the Company was indebted to Mr. Lee in the amount of $2,070,390, and on December 31, 2017 is indebted to Mr. Lee in the amount of $107,074. The amounts are unsecured, interest free and have no fixed term of repayment.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Principal Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants ECOVIS David Yeung Hong Kong with respect to FYE 2017 (“Ecovis”) and Anthony Kam & Associates Limited with respect to FYE 2016 (““Ecovis”), for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Ecovis	2016	$180,000
Ecovis	2017	$180,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Ecovis	2016	$0
Ecovis	2017	$0

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

SINO AGRO FOOD, INC.

April 17, 2018	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

April 17, 2018	By:	/s/ DAN RITCHEY
Dan Ritchey Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 17, 2018	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

April 17, 2018	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

April 17, 2018	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary

April 17, 2018	By:	/s/ YAP KOI MING
Yap Koi Ming Director

April 17, 2018	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

April 17, 2018	By:	/s/ DAN RITCHEY
Dan Ritchey Director

April 17, 2018	By:	/s/ SOH LIM CHANG
Soh Lim Chang, Director

SINO AGRO FOOD, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

Room 1905, 19/F , West Tower, Shun Tak Centre, 168 - 200 Connaught Road, Central, Hong Kong.

Tel : (852) 2581 7500

Fax : (852) 2581 7588

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sino Agro Food, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of income and other comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of  December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and 2016, in conformity with  U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ECOVIS David Yeung Hong Kong

Hong Kong
April 15, 2018

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	2017	2016

ASSETS
Current assets
Cash and cash equivalents	7	$560,043	$2,576,058
Inventories	8	52,628,947	62,592,272
Costs and estimated earnings in excess of billings on uncompleted contracts	21	1,249,187	740,984
Deposits and prepayments	9	70,459,650	79,838,950
Accounts receivable, net of allowance for doubtful accounts	10	82,971,418	122,912,086
Other receivables	11	20,680,478	47,120,800
Total current assets		228,549,723	315,781,150
Plant and equipment
Plant and equipment, net of accumulated depreciation	12	246,857,797	189,727,227
Construction in progress	13	6,178,308	35,157,213
Land use rights, net of accumulated amortization	14	54,838,031	53,673,690
Total plant and equipment		307,874,136	278,558,130
Other assets
Goodwill	15	724,940	724,940
Proprietary technologies, net of accumulated amortization	16	9,588,605	10,090,697
Interests in unconsolidated investees	17	193,267,696	139,133,443
Long term investments	18	-	720,773
Temporary deposits paid to entities for investments in Sino joint venture companies	19	34,917,222	15,644,998
Total other assets		238,498,463	166,314,851

Total assets		$774,922,322	$760,654,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$4,243,496	$8,789,324
Billings in excess of costs and estimated earnings on uncompleted contracts	21	5,740,065	2,630,752
Due to a director		107,074	2,070,390
Other payables	22	40,593,482	5,962,092
Borrowings - Short term bank loans	23	4,667,890	2,883,090
Negotiable promissory notes	24	977,155	1,113,140
Derivative liability	25	2,100	-
Convertible note payable	25	3,894,978	-
Income tax payable		377	1,130
		60,226,617	23,449,918

Non-current liabilities
Other payables	22	11,089,779	11,192,117
Borrowings - Long term debts and bank loan	23	6,045,302	5,766,182
Convertible note payables	25	-	16,307,861
		17,135,081	33,266,160

Commitments and contingencies		-	-

Stockholders’ equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 shares issued and outstanding as of December 31, 2017 and 2016, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	26	-	-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	26	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	26	-	-
Common stock: $0.001 par value (50,000,000 shares authorized, 29,362,875 and 22,726,859 shares issued and outstanding as of December 31, 2017 and 2016, respectively)	26	29,363	22,727
Additional paid - in capital		169,743,640	155,741,280
Retained earnings		441,488,507	454,592,652
Accumulated other comprehensive income		2,346,174	(4,335,355)
Treasury stock	26	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		612,357,684	604,771,304
Non - controlling interest		85,202,940	99,166,749
Total stockholders’ equity		697,560,624	703,938,053
Total liabilities and stockholders’ equity		$774,922,322	$760,654,131

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Note	2017	2016

Continuing operations
Revenue
- Sale of goods		$181,183,609	$270,788,759
- Consulting and service income from development contracts		16,983,330	71,107,794
- Commission income		-	1,049,199
		198,166,939	342,945,752
Cost of goods sold		(164,974,247)	(211,593,774)
Cost of services		(13,566,203)	(47,415,205)
Gross profit		19,626,489	83,936,773

General and administrative expenses		(19,780,290)	(17,196,962)
Net (loss)/income from operations		(153,801)	66,739,811

Other income (expenses)
Government grant		2,539,989	1,787,636

Other income		100,218	318,023

Change in fair value of derivative liability		209,219	-

Loss on restructuring		(6,225,204)	-

Bad debts written off		(14,394,402)	-

Impairment on interests in unconsolidated investees		(153,046)	-

Non-operating expenses		(10,717,693)	-

Net loss from disposal of variable interest entity - QZH	6	(9,365,643)	-

Share of income from unconsolidated equity investee		12,010,051	-

Interest expense		(3,952,631)	(4,010,699)

Net expenses		(29,949,142)	(1,905,040)

Net (loss)/income before income taxes		(30,102,943)	64,834,771

Provision for income taxes	4	(1,684)	(1,130)

Net (loss)/income from continuing operations		(30,104,627)	64,833,641
Less: Net loss/(income) attributable to non - controlling interest		17,000,482	(20,852,875)
Net (loss)/income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries		(13,104,145)	43,980,766

Net income from discontinued operations	5	-	14,869,216
Net gain from disposal of subsidiaries, TRW and JFD	5	-	56,947,005
Net income from discontinued operations		-	71,816,221
Less: Net loss/(income) attributable to non - controlling interest		-	(820,973)
Net income from discontinued operations attributable to the Sino Agro Food, Inc. and subsidiaries		-	70,995,248
Other comprehensive income/(loss) - Foreign currency translation income/(loss)		12,781,924	(7,576,607)
Comprehensive (loss)/income		(322,221)	107,399,407
Less: other comprehensive (income)/loss attributable to non - controlling interest		(5,602,048)	1,657,383
Comprehensive (loss)/income attributable to Sino Agro Food, Inc. and subsidiaries		(5,924,269)	109,056,790

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
- from continuing and discontinued operations
Basic	31	$(0.53)	$5.46
Diluted	31	$(0.53)	$5.00

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
- from continuing operations
Basic	31	$(0.53)	$2.09
Diluted	31	$(0.53)	$1.93

Weighted average number of shares outstanding:
Basic	31	24,711,015	21,041,065
Diluted	31	24,711,015	23,194,083

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Series B Convertible		Series F Non Convertible
	Common stock		Series A Preferred stock		Preferred stock		Preferred stock
	Par value $0.001		Par value $0.001		Par value $0.001		Par value $0.001
	Number	Nominal	Number	Nominal	Number	Nominal	Number	Nominal
	of shares	Amount	of shares	Amount	of shares	Amount	of shares	Amount
		$		$		$		$
Balance as of January 1, 2016	20,133,757	20,134	100	-	-	-	-	-
Issue of common stock
- Employees’ and professional compensation	1,331,855	1,332	-	-	-	-	-	-
- As security for finance raised	2,461,247	2,461	-	-	-	-	-	-
Share cancellation	(1,200,000)	(1,200)
Net income for the year
- Continuing operations	-	-	-	-	-	-	-	-
- Discontinued operations	-	-	-	-	-	-	-	-
Deemed disposal of subsidiaries	-	-	-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2016	22,726,859	22,727	100	-	-	-	-	-
Issue of common stock
- Employees’ and professional compensation	1,667,792	1,668	-	-	-	-	-	-
- As security for finance raised	4,967,714	4,968	-	-	-	-	-	-
Net income for the year								-
- Continuing operations	-	-	-	-	-	-	-	-
- Discontinued operations	-	-	-	-	-	-	-	-
Disposal of a variable interest entity - QZH	-	-	-	-	-	-	-	-
Capital injection by non-controlling interest	-	-	-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2017	29,362,365	29,363	100	-	-	-	-	-

 SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Treasury stock		Additional		other	Non -
	Number		paid - in	Retained	comprehensive	controlling
	of shares	Amount	capital	earnings	income	interest	Total
		$	$	$	$	$	$
Balance as of January 1, 2016	(101,010)	(1,250,000)	142,882,173	339,616,638	1,427,638	87,238,538	569,935,121
Issue of common stock
- Employees’ and professional compensation	-	-	7,964,293	-	-	-	7,965,625
- As security for finance raised	-	-	10,713,614	-	-	-	10,716,075
Share cancellation	-	-	(5,818,800)	-	-	-	(5,820,000)
Net income for the year
-Continuing operations	-	-	-	43,980,766	-	20,852,875	64,833,641
-Discontinued operations	-	-	-	70,995,248	156,231	820,973	71,972,452
Deemed disposal of subsidiaries						(8,088,254)	(8,088,254)
Foreign currency translation difference	-	-	-	-	(5,919,224)	(1,657,383)	(7,576,607)
Balance as of December 31, 2016	(101,010)	(1,250,000)	155,741,280	454,592,652	(4,335,355)	99,166,749	703,938,053
Issue of common stock
- Employees’ compensation	-	-	1,953,484	-	-	-	1,955,152
- As security for finance raised	-	-	12,048,876	-	-	-	12,053,844
Net income for the year
-Continuing operations	-	-	-	(13,104,145)	-	(17,000,482)	(30,104,627)
Disposal of a variable interest entity-QZH	-	-	-	-	(498,347)	(5,082,410)	(5,580,757)
Capital injection by non-controlling interest	-	-	-	-	-	2,517,035	2,517,035
Foreign currency translation difference	-	-	-	-	7,179,876	5,602,048	12,781,924
Balance as of December 31, 2017	(101,010)	(1,250,000)	169,743,640	441,488,507	2,346,174	85,202,940	697,560,624

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2017	2016

Cash flows from operating activities
Net (loss) income for the year
- Continuing operations	$(30,104,627)	$64,833,641
- Discontinued operations	-	71,816,221
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	8,350,811	4,141,629
Amortization	2,198,080	1,716,228
Gain on deemed disposal of subsidiaries	-	(56,947,005)
Loss on disposal from a variable interest entity	9,365,643	-
Share based compensation costs	1,753,328	4,345,993
Other amortized cost arising from convertible notes and others	106,297	2,589,503
Impairment on long outstanding receivables and prepayments	2,341,746	-
Impairment on interests in unconsolidated investees	153,046	-
Change in fair value of a derivative liability	(209,219)	-
Bad debts written off	14,394,402	-
Gain on disposal	(3,033)	-
Loss on restructuring	6,225,204	-
Share of unconsolidated equity investee	(12,010,051)	-
Changes in operating assets and liabilities:
Decrease in inventories	5,395,794	256,435
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts	(508,203)	565,901
Increase in deposits and prepaid expenses	(15,289,681)	(1,055,087)
(Decrease) increase in due to a director	(2,099,301)	(7,485,399)
Increase/(decrease) in accounts payable and accrued expenses	2,594,611	(556,235)
Increase in other payables	19,025,599	7,564,298
Decrease (increase) in accounts receivable	9,142,535	12,762,332
(Decrease) increase in tax payable	(753)	1,130
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	3,109,313	(6,069,954)
Decrease in other receivables	35,877,232	12,659,787
Increase in interests in unconsolidated investees	(38,286,498)	(55,120,003)
Net cash provided by operating activities	21,522,275	56,019,415
Cash flows from investing activities
Acquisition of plant, property and equipment	(22,809,544)	(3,112,204)
Payment for construction in progress	(10,772,885)	(54,913,543)
Investments in unconsolidated equity investees	-	(1,152,640)
Proceed from disposal of a long term investee	740,521	-
Proceed from disposal of plant, property and equipment	124,536	-
Net cash used in investing activities	(32,717,372)	(59,178,387)
Cash flows from financing activities
Directors reimbursement for cash originally deposited in due to a director
-Proceeds from convertible bond payable	4,000,000	-
Capital contribution from non-controlling interest	2,517,035	-
Proceeds from short term debts	5,924,171	2,883,090
Proceeds from long term debts	-	5,766,182
Long term debts repaid	-	(2,171,235)
Short term bank loan repaid	(2,962,085)	(3,849,707)
Net cash provided by financing activities	9,479,121	2,628,330
Effects on exchange rate changes on cash	(300,039)	(4,122,497)

(Decrease)/increase in cash and cash equivalents	(2,016,015)	(4,653,139)
Cash and cash equivalents, beginning of year	2,576,058	7,229,197
Cash and cash equivalents, end of year	$560,043	$2,576,058

Supplementary disclosures of cash flow information:
Cash paid for interest	$1,395,143	$1,421,196
Cash paid for income taxes	$2,437	$-
Non - cash transactions
Common stock issued as security for finance raised	$12,053,844	10,716,076
Common stock purchased for cancellation	$-	$(5,820,000)
Common stock issued for services and compensation	$1,955,152	$7,965,625
Transfer construction in progress to property and equipment and non-current held for sale	$36,411,070	$88,237,779
Transfer deposits and prepaid expenses to property and equipment and non-current assets held for sale	$107,040	$1,949,106
Convertible bond adjustments	$105,022	$14,483,399

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

Sino Agro Food, Inc. (the “ Company” or “SIAF”) (formerly known as Volcanic Gold, Inc. and A Power Agro Agriculture Development, Inc.) was incorporated on October 1, 1974 in the State of Nevada, United States of America.

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

On September 9, 2010, an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved

On March 23, 2017, Qinghai Quanwang Investment Management Company Limited (“Quanwang”) acquired 8.3% equity interest in SJAP for total cash consideration of $459,137. As of December 31, 2017, APWAM owned 41.25% of SJAP, Garwor owned 50.45% and Quanwang owned the remaining 8.3%.

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

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company owned a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors. On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended 31 December 2016. On October 1, 2016, the Company took up all assets and all liabilities of TRW and JFD except plant and equipment - fish farm. The Company converted the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2017, which resulted in equity interest in TRW from 23.89% to 36.60%

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. As of December 31, 2017, MEIJI total investment in JHMC was $4,385,101.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. On April 5, 2017, SJAP transfer all of its equity interest to MEIJI. As of December 31, 2017, MEIJI total investment in HSA was $1,651,774.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“SAFS”). During the year ended December 31, 2016, SAFS changed to a private company. As of December 31, 2017, the Company invested $77,664 in SAFS.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”), with SJAP would owning 100% equity interest. On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“QQI”) contributed additional capital of $4,157,682 and $769,941, respectively. As a result, SJAP decreased its equity interest from 100% to 85% and QQI owned a 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoy interest 6% annually on its capital contribution and did not enjoy profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% (2016: 100%) on profit or loss after deduction 6% interest to QQI and enjoyed 100% (2016: 100%) voting rights of QZH’s board and stockholders meetings. SJAP disposed its 85% equity interest in QZH for RMB2 (equivalent to $0) for cash and completed on December 30, 2017. As a result, QZH was derecognized as variable interest entity of the company.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest*	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (2016: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (2016: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (2016: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (2016: 100%) directly	Dormant

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (2016: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (2016: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (2016: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (2016:75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (2016:76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity (Note 21)	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	41.25% (2016: 45%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

Qinghai Zhong He Meat Products Co., Ltd (“QZH”)	P.R.C.	0% (2016: 85.71%) indirectly	Cattle slaughter

* This represents stockholding percentage of total equity.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, MEIJI, JHST, JHMC, HSA, APWAM, SAFS and its variable interest entity SJAP and QZH. All material inter-company transactions and balances have been eliminated in consolidation. QZH was derecognized as variable interest entity on December 30, 2017.

SIAF, CA, CS, CH, MEIJI, JHST, JHMC, HSA, APWAM, SAFS, and SJAP are hereafter referred to as (the “Company”).

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $16,748 and $20,160 for the years ended December 31, 2017 and 2016, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $1,777,383, and $2,621,537 for the years ended December 31, 2017 and 2016, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $1,332,938, and $0 for the years ended December 31, 2017 and 2016, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $2,346,174 as of December 31, 2017 and $(4,335,355) as of December 31, 2016. The balance sheet amounts with the exception of equity as of December 31, 2017 and December 31, 2016 were translated using an exchange rate of RMB 6.53 to $1.00 and RMB 6.94 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2017 and 2016 were RMB 6.75 to $1.00 and RMB 6.64 to $1.00, respectively.

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

Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 - 30 years
Mature seeds and herbage cultivation	20 years
Furniture and equipment	2.5 - 10 years
Motor vehicles	4 - 10 years

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

On October 29, 2014, the Company invested in Huangyuan County Rural Credit Union (“RCU”), Huangyuan County, Xining City, Qinghai Province, the P.R.C. RCU is engaged in the financing and crediting business to agricultural projects for local farmers. The Company has a 5% stake in RCU. The Company has no representative on the board of directors to oversee corporate operations. The Company accounts for its long term investment at cost. On October 18, 2017, the Company withdrew its equity interest in RCU.

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

An aromatic cattle-feeding formula was acquired and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Cost of acquisition on aromatic cattle-feeding formula is amortized using the straight-line method over its estimated life of 20 years.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of December 31, 2017 and 2016 amounted to $327,019 and $2,277,838, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	2017	2016

Customer A	26.00%	11.57%
Customer B	22.08%	18.94%
Customer C	10.88%	9.58%
Customer D	10.23%	6.35%
Customer E	8.57%	10.93%
Customer F	-%	11.23%
Customer G	-%	7.59%
	77.76%	76.19%

		Percentage of revenue	Amount
Customer A	Corporate Division	26.00%	$51,512,062
Customer B	Organic Fertilizer and Bread Grass Division	22.08%	$43,765,625
Customer C	Cattle Farm Development and HU Plantation Division	10.88%	$21,568,048
Customer D	Corporate Division	10.23%	$20,275,105

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	2017	2016

Customer A	7.34%	0.75%
Customer B	12.31%	18.11%
Customer C	4.78%	5.80%
Customer D	7.49%	5.87%
Customer E	27.13%	12.83%
Customer F	-%	19.61%
Customer G	-%	5.06%
	59.05%	68.03%

As of December 31, 2017, amounts due from customers A, B and C are $7,289,827, $12,234,083 and $4,752,597, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.31	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2017 and 2016, the Company determined no impairment losses were necessary.

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

For the years ended December 31, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing and discontinued operations amounted to $(0.53), and $5.46, respectively. For the years ended December 31, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing and discontinued operations amounted to $(0.53), and $5.00, respectively.

For the years ended December 31, 2017 and 2016, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $(0.53), and $2.09, respectively. For the years ended December 31, 2017 and 2016, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $(0.53) and $1.93, respectively.

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

Financial instruments consist principally of cash, accounts receivable, Deposits and prepayments, accounts payable and accrued expenses, other payables, due to a director and income tax payables. The carrying amounts of such financial instruments in the accompanying condensed consolidated balance sheet approximate their fair values due to their relatively short-term nature. The Company’s long-term borrowing, promissory notes and convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2017. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of income and other comprehensive income that are attributable to the change in the fair value of the derivative liability. The Company has no other assets or liabilities measured at fair value on a recurring basis.

2.37	NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.37	NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We will adopt the new standard effective January 1, 2019. We have selected a lease accounting system and we are in the process of implementing such system as well as evaluating the use of the optional practical expedients. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 9 - Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory, new deferred tax assets, and other liabilities for amounts not currently recognized under U.S. GAAP. Based on transactions up to December 31, 2017, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We will adopt the new standard effective January 1, 2018, using the retrospective transition approach for all periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We will adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

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

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in consolidated financial statements. The Company operates in five principal reportable segments: Fishery Development Division, HU Plantation Division, Organic Fertilizer and Bread Grass Division, Cattle Farm Development Division and Corporate and Others Division. On October 5, 2016, (i) Jiang Men City A Power Fishery Development Co., Limited (“JFD”) and Tri-Way Industries Limited (“TRW’), part of Fishery Division, were disposed from the Company; and (ii). Capital Award Inc. (“CA”), part of Fishery Development Division, ceased its income from sale of goods - fishery since October 5, 2016. As a result, Fishery Development Division – sale of goods was treated as Discontinued operations. No geographic information is required as all revenue and assets are located in the P.R.C. On December 30, 2017 QZH was disposed to third party and derecognized as variable interest entity on the same date.

	2017
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$16,983,330	$4,638,095	$84,356,986	$20,401,361	$71,787,167	$-	$198,166,939

Net income (loss)	$3,224,985	$(1,440,925)	$(18,090,904)	$2,623,332	$579,367	$-	$(13,104,145)

Total assets	$79,997,651	$47,881,252	$336,073,537	$33,207,995	$277,761,887	$-	$774,922,322

	2016
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$72,156,993	$13,318,582	$155,203,534	$29,837,560	$72,429,083	$61,402,763	$404,348,515

Net income (loss)	$22,429,776	$3,507,783	$18,416,950	$2,905,449	$(3,279,192)	$70,995,248	$114,976,014

Total assets	$87,688,839	$47,051,841	$325,639,821	$52,267,765	$248,005,865	$-	$760,654,131

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Note

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”). On December 30, 2017 QZH was disposed to third party and derecognized as variable interest entity on the same date.

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	2017
	Continuing					Discontinued
	operations					operations
			Organic
	Fishery		Fertilizer and	Cattle Farm		Fishery
	Development	HU Plantation	Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	4,638,095	-	-	-	-	4,638,095

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	7,167,845	-	-	-	7,167,845

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	27,911,680	-	-	-	27,911,680

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	49,277,461	-	-	-	49,277,461

Macau Eiji Company Limited (“MEIJI”)	-	-	-	20,401,361	-	-	20,401,361

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	71,787,167	-	71,787,167

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	16,983,330	-	-	-	-	-	16,983,330

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-	-
	$16,983,330	$4,638,095	$84,356,986	$20,401,361	$71,787,167	$-	$198,166,939

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	2016
	Continuing					Discontinued
	operations					operations
			Organic
	Fishery		Fertilizer and	Cattle Farm		Fishery
	Development	HU Plantation	Bread Grass	Development	Corporate and	Development
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$61,402,763	$61,402,763

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	13,318,582	-	-	-	-	13,318,582

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	20,618,734	-	-	-	20,618,734

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	45,462,110	-	-	-	45,462,110

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	89,122,690	-	-	-	89,122,690

Macau Eiji Company Limited (“MEIJI”)	-	-	-	29,837,560	-	-	29,837,560

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	72,429,083	-	72,429,083

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	71,107,794	-	-	-	-	-	71,107,794

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-

Commission and management fee Capital Award, Inc. (“CA”)	1,049,199	-	-	-	-	-	1,049,199
	$72,156,993	$13,318,582	$155,203,534	$29,837,560	$72,429,083	$61,402,763	$404,348,515
F-23

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	2017
	Continuing					Discontinued
	operations					Operations
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm	Corporate	Fishery
	Development	Plantation	Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,254,567	-	-	-	-	3,254,567

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,991,411	-	-	-	4,991,411

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	18,961,620	-	-	-	18,961,620

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	57,314,727	-	-	-	57,314,727

Macau Eiji Company Limited (“MEIJI”)	-	-	-	16,629,579	-	-	16,629,579

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	63,822,343	-	63,822,343
	$-	$3,254,567	$81,267,758	$16,629,579	$63,822,343	$-	$164,974,247

COST OF SERVICES

	2017
	Continuing					Discontinued
	Operation					operation
			Organic
	Fishery		Fertilizer and	Cattle Farm	Corporate	Fishery
	Development	HU Plantation	Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$13,566,203	$-	$-	$-	$-	$-	$13,566,203

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-
	$13,566,203	$-	$-	$-	$-	$-	$13,566,203

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	2016
	Continuing					Discontinued
	operations					operations
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm	Corporate	Fishery
	Development	Plantation	Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$45,742,523	$45,742,523

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	6,274,906	-	-	-	-	6,274,906

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	12,459,371	-	-	-	12,459,371

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	30,553,572	-	-	-	30,553,572

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	70,283,492	-	-	-	70,283,492

Macau Eiji Company Limited (“MEIJI”)	-	-	-	28,299,710	-	-	28,299,710

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	63,722,723	-	63,722,723
	$-	$6,274,906	$113,296,435	$28,299,710	$63,722,723	$45,742,523	$257,336,297

COST OF SERVICES

	2016
	Continuing					Discontinued
	operation					operation
			Organic
	Fishery		Fertilizer and	Cattle Farm	Corporate	Fishery
	Development	HU Plantation	Bread Grass	Development	and others	Development
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Division (1)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$47,415,205	$-	$-	$-	$-	$-	$47,415,205

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	-	-	-
	$47,415,205	$-	$-	$-	$-	$-	$47,415,205

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

As of December 31, 2017, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES (CONTINUED)

China

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DE’s ”) and Foreign Invested Enterprises (“FIE’s”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DE’s and FIE’s. The Company is currently evaluating the impact that the new EIT will have on its financial condition. Beginning January 1, 2008, China unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Under new tax legislation in China beginning in January 2008, the agriculture, dairy and fishery sectors are exempt from enterprise income taxes.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA, and SJAP since they are exempt from EIT for the years ended December 31, 2017 and 2016 as they are within the agriculture, and cattle sectors.

No EIT has been provided in the financial statements of JFD since they are exempt from EIT for the period ended September 30, 2016 (date of de-recognition JFD as subsidiary) and as it is within the fishery sectors.

No EIT has been provided in the financial statements of QZH since they are exempt from EIT for the period ended December 30, 2017 (date of de-recognition QZH as subsidiary) and as it is within the cattle sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the years ended December 31, 2017 and 2016.

Sweden

Sweden Corporate income tax has been provided at 22% on reported profit for the year ended December 31, 2017 and 2016 in the consolidated financial statements of SAFS.

No deferred tax assets and liabilities are of December 31, 2017 and 2016 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	2017	2016

SIAF	$-	$-
SAFS	1,684	1,130
CA, CH and CS	-	-
MEIJI and APWAM	-	-
JHST, JHMC, SJAP, QZH and HSA	-	-
	$1,684	$1,130

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2017 and 2016. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in the consolidated statement of profit and loss account of the Company for the year ended December 31, 2016. On October 1, 2016, the Company took all assets and liabilities of TRW and JFD except plant and equipment - fish farm.

Prior to loss of control over TRW group, the Fishery Development Division represented a separate business segment. On October 5, 2016, (i) Jiang Men City A Power Fishery Development Co., Limited (“JFD”) and Tri-Way Industries Limited (“TRW”), part of Fishery Division, were disposed from the Company; and (ii) Capital Award Inc. (“CA”), part of Fishery Development Division, ceased its income from sale of goods - fishery since October 5, 2016. As a result, Fishery Development Division - sale of goods was treated as Discontinued operations. The post-tax result of the Fishery Development Division has been disclosed as a discontinued operation in the consolidated statements of income and comprehensive income. Loss of control over TRW and JFD were not subject to business tax of PRC and income tax of PRC and Hong Kong.

(a)	Net income from discontinued operations

	2017	2016

Revenue
-Sale of goods	$-	$61,402,763
Cost of sales	-	(45,742,523)
Gross profit	-	15,660,240

General and administrative expenses	-	(791,347)
Net income from operations	-	14,868,893
Interest income/(expenses)	-	323
Income before tax from discontinued operations	-	14,869,216
Net gain from deemed disposal of subsidiaries, TRW and JFD	-	56,947,005
Net income before taxes	-	71,816,221
Provision for income taxes	-	-
Net income from discontinued operations	-	71,816,221
Less: Net income attributable to the non-controlling interest	-	(820,973)

Net income from discontinued operations attributable to Sino Agro Food, Inc. and subsidiaries	$-	$70,995,248

(b)	Net gain from deemed disposal of subsidiaries due to loss of control over TRW and JFD

	Fair value of interest retained in subsidiaries, TRW and JFD		$81,367,997
	Less Amounts recognized prior to disposal
	Net assets of Tri-Way Industries Limited group	$32,353,015
	Less: Non-controlling interest at disposal	(8,088,254)	24,264,761
			57,103,236

	Cumulative exchange loss in respect of net assets of subsidiaries reclassified from other comprehensive income		(156,231)

	Net gain from deemed disposal of subsidiaries, TRW and JFD		$56,947,005

(c)	Consideration received from deemed disposal of subsidiaries due to loss of control over TRW and JFD		$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME FROM DISCONTINUED OPERATIONS (CONTINUED)

(d)	Consolidated assets and liabilities of subsidiaries, TRW and JFD as of October 5, 2016

ASSETS
Current assets
Amount due from SIAF	$23,971,907
Total current assets	23,971,907

Non-current assets held for sale
- Plant and equipment	8,381,108
Total non-current assets held for sale	8,381,108
Total assets	$32,353,015
Net assets of subsidiaries, TRW and JFD as of October 5, 2016 disposed of	$32,353,015

As of October 1, 2016, the Company took up all assets and liabilities of TRW and JFD except plant and equipment - fish farm and the net amount is $23,971,907.

(e)	Net cash outflow on deemed disposal of subsidiaries, TRW and JFD

2016

Cash and cash equivalents disposed of	$-
Net cash outflow on deemed disposal of subsidiaries TRW and JFD	$-

(f)	Detailed cash flow from discontinued operations

	2017	2016
Cash flows from operating activities
Net income for the year	$-	$71,816,221
Adjustments to reconcile net loss to net cash from operations:
Gain on deemed disposal of subsidiaries	-	(56,947,005)
Changes in operating assets and liabilities	-	(8,140,484)
Net cash provided by operating activities	-	6,728,732
Cash flows from investing activities
Payment for construction in progress	-	(11,388,334)
Acquisition of property, plant and equipment	-	(324)
Net cash used in investing activities	-	(11,388,658)
Decrease in cash and cash equivalents	-	(4,659,926)
Cash and cash equivalents, beginning of period/ year	-	4,659,926
Cash and cash equivalents, end of period/ year	$-	$-
Supplementary of disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	-
Non-cash transactions
-Disposal proceeds receivable of sale of subsidiaries, TRW and JFD	-	-

6.	NET LOSS FROM DISPOSAL OF A VARIABLE INTEREST ENTITY

As of December 31, 2016, the SJAP’s total investment in QZH was $4,645,489. During the period ended December 30, 2017, QZH incurred a loss of $30,682,576. SJAP disposed its entire 85% equity interest in QZH for RMB2 (equivalent to $0) for cash and completed on December 30, 2017. As a result, QZH was derecognized as VIE of the company.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET LOSS FROM DISPOSAL OF A VARIABLE INTEREST ENTITY (CONTINUED)

(a)	Net loss from disposal of a variable interest entity, QZH

Cash and cash equivalents	$17,060
Inventories	4,567,530
Prepayments	2,692,571
Accounts receivables	16,403,731
Other receivables	1,855,971
Plant and equipment	3,888,987
Intangible assets	2,870
29,428,720
Less: Accounts payable	(7,140,439)
Other payables	(5,811,425)
Short term borrowings	(1,530,456)
Non-controlling interests	(5,082,410)
Accumulated exchange difference	(498,347)
Net assets and liabilities disposed as of December 30, 2017	$9,365,643

Satisfied by:
Cash consideration	$-

(b)	Net cash outflow from disposal of a variable interest entity, QZH

2017

Cash and cash equivalents disposed of	$(17,060)
Net cash outflow disposal of a variable interest entity, QZH	$(17,060)

7.	CASH AND CASH EQUIVALENTS

	2017	2016

Cash and bank balances	$560,043	$2,576,058

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

As of December 31, 2017, inventories are as follows:

	2017	2016

Sleepy cods, prawns, eels and marble goby	$-	$481,509
Beef and mutton	-	13,217,456
Bread grass	976,514	2,115,815
Beef cattle	5,903,442	6,814,132
Organic fertilizer	16,832,390	15,901,153
Forage for cattle and consumable	7,397,910	6,536,517
Raw materials for bread grass and organic fertilizer	19,113,274	15,829,424
Immature seeds	2,405,417	1,696,266
	$52,628,947	$62,592,272

9.	DEPOSITS AND PREPAYMENTS

	2017	2016

Deposits for
- purchases of equipment	$2,815,774	$5,555,471
- acquisition of land use rights	3,244,567	3,373,110
- inventories purchases	24,282,950	13,729,304
- aquaculture contracts	-	2,261,538
- consulting service providers and others	-	8,150,000
- construction in progress	11,365,748	13,719,339
- issue of shares as collateral	25,427,293	26,493,841
Prepayments - debts discounts and others	-	-
Shares issued for employee compensation and overseas professional and bond interest	702,625	3,982,812
Others	2,620,693	2,573,535
	$70,459,650	$79,838,950

Impairment were $1,378,957 and $0 for the years ended December 31, 2017 and 2016, respectively. The impairment was included in non-operating expenses.

10.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt of December 31, 2017 and 2016, respectively.

Aging analysis of accounts receivable is as follows:

	2017	2016

0 - 30 days	$7,973,308	$28,550,628
31 - 90 days	18,240,251	29,905,888
91 - 120 days	5,725,069	39,219,847
over 120 days and less than 1 year	21,551,845	25,235,723
over 1 year	29,480,945	-
	$82,971,418	$122,912,086

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER RECEIVABLES

	2017	2016

Advanced to employees	$219,186	$260,007
Advanced to suppliers	3,768,585	9,428,841
Advanced to customers	11,982,331	19,469,256
Advanced to developers	399,449	13,400,128
Others	4,310,927	4,562,568
	$20,680,478	$47,120,800

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

Impairment were $962,789 and $0 for the years ended December 31, 2017 and 2016, respectively. The impairment was included in non-operating expenses.

12.	PLANT AND EQUIPMENT

	2017	2016

Plant and machinery	$5,501,975	$6,022,686
Structure and leasehold improvements	209,378,338	163,414,025
Mature seeds and herbage cultivation	49,685,830	28,781,286
Furniture and equipment	699,494	827,356
Motor vehicles	614,792	926,511
	265,880,429	199,971,864

Less: Accumulated depreciation	(19,022,632)	(10,244,637)
Net carrying amount	$246,857,797	$189,727,227

Depreciation expenses were $8,350,811 and $4,141,629 for the years ended December 31, 2017, and 2016, respectively

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	CONSTRUCTION IN PROGRESS

	2017	2016

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$-	$4,474,428
- Oven room, road for production of dried flowers	-	3,603,863
- Organic fertilizer and bread grass production plant and office building	-	622,036
- Rangeland for beef cattle and office building	6,178,308	8,674,515
- Fish pond and breeding factory	-	17,782,371
	$6,178,308	$35,157,213

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	LAND USE RIGHTS

	2017	2016

Cost	$65,573,223	$62,341,829
Less: Accumulated amortization	(10,735,192)	(8,668,139)
Net carrying amount	$54,838,031	$53,673,690

Amount

Balance @1.1.2015	$65,961,071
Exchange difference	(3,619,242)
Balance @12.31.2016	$62,341,829
Exchange difference	3,231,394
Balance @12.31.2017	$65,573,223

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights were $1,616,471 and $1,151,323 for the years ended December 31, 2017 and 2016, respectively. No impairment of land use right has been identified for the years ended December 31, 2017 and 2016.

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

	2017	2016

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

16.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On October 1, 2015, the Company took up such assets at $5,473,720.

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

	2017	2016

Cost	$11,211,100	$11,108,131
Less: Accumulated amortization	(1,622,495)	(1,017,434)
Net carrying amount	$9,588,605	$10,090,697

Amortization of proprietary technologies was $581,609 and $564,905 for the years ended December 31, 2017 and 2016 respectively. No impairments of proprietary technologies have been identified for the years ended December 31, 2017 and 2016

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	INTERESTS IN UNCONSOLIDATED EQUITY INTERESTS

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

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended December 31, 2016. The Company converted certain amounts in the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2017, which resulted in equity interest in TRW from 23.89% to 36.60%

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for RMB1,000,000. Impairment were $153,046 and $0 for the years ended December 31, 2017 and 2016, respectively.

	2017		2016

Investments at cost	$		$
- TRW		134,694,930		83,869,286
- HITT		-		144,154
Amount due from a consolidated equity investee - TRW		58,572,766		55,120,003
		$193,267,696		$139,133,443

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	LONG TERM INVESTMENT

	2017	2016

Investment in Huangyuan County Rural Credit Union	$-	$720,773
Less: Accumulated impairment losses	-	-
	$-	$720,773

On October 18, 2017, the company disposed its investment in Huangyuan County Rural Credit Union for RMB5,000,000 (approximately $740,521).

19.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		2017	2016

A	Trade center	*	$12,000,000	$4,086,941
B	Fish and prawn Farm 2 GaoQiqiang Aquaculture	*	17,403,959	6,000,000
C	Cattle farm 2	*	5,513,263	5,558,057
			$34,917,222	$15,644,998

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of December 31, 2017, the percentages of equity stakes of A (trade and seafood centers), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively. During the year ended December 31, 2017, the Company further increased its investments in trade and seafood center and fish and prawn farm 2.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

20.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of December 31, 2017, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2017, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. Before December 30, 2017, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

The reasons for the QZH qualified as a VIE are as follows:

•	Originally, SJAP was sole stockholder of QZH, owned 100% equity interest in QZH and controlled directorship of QZH.

•	On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“QQI”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 86% and QQI owned 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings.

•	Consequently, the Company still indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s controlled QZH’s chief financial officer appointment. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

As of December 30, 2017, QZH was derecognized as a VIE.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	2017	2016

Costs	$8,208,912	$7,288,360
Estimated earnings	6,740,289	5,846,890
Less: Billings	(13,700,014)	(12,394,266)
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,249,187	$740,984

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	2017	2016

Billings	$41,543,554	$24,115,354
Less: Costs	(23,980,880)	(13,907,143)
Estimated earnings	(11,822,609)	(7,577,459)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,740,065	$2,630,752

(iii)	Overall

	2017	2016

Billings	$55,243,568	$36,509,620
Less: Costs	(32,189,792)	(21,195,503)
Estimated earnings	(18,562,898)	(13,424,349)
Billing in excess of costs and estimated earnings on uncompleted contracts	$4,490,878	$1,889,768

22.	OTHER PAYABLES

	2017	2016

Due to third parties	$11,133,656	$451,195
Due to debts loan	-	4,797,332
Straight note payable (note 25(i))	29,367,999	-
Promissory notes issued to third parties	11,089,779	11,192,117
Due to local government	91,827	713,565
	$51,683,261	$17,154,209

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(11,089,779)	(11,192,117)
Amount classified as current liabilities	$40,593,482	$5,962,092

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Name of lender	Interest rate	Term	2017	2016

Da Tong National Development Rural Bank Limited
Da Tong County, Xining City, Qinghai Province, the P.R.C.	10%	July 14 , 2016 - May 28, 2017	-	2,883,090

China Development Bank Beijing City, the P.R.C.	5.2835%	November 29, 2017 - November 28, 2018	3,060,913	-

China Development Bank Beijing City, the P.R.C.	5.2835%	December 14, 2017 - December 13, 2018	1,530,455	-

Add: current portion of a long term bank loan			76,522	-

Short term bank loans			4,667,890	2,883,090

China Development Bank Beijing City, the P.R.C.	5.39%	December 16, 2016 - December 15, 2026	6,121,824	5,766,182

Less: current portion of long term bank loan			(76,522)	-

Long term bank loans			$6,054,302	$5,766,182

On May 28, 2017, the Company repaid Da Tong National Development Rural Bank Limited the 11-month short term loans of RMB20 million (approximately $2.9million), obtained in July 2016.

On November 30, 2017 and December 14, 2017, the Company obtained two 1-year short term loans of RMB20 million (approximately $3.06million) and RMB10 million (approximately $1.53million) respectively from China Development Bank for the period from November 29, 2017 to November 28, 2018 and December 14, 2017 to December 13, 2018 respectively, bearing fixed interest at 5.2835% per annum. Both loans were guaranteed by Xining City SME Guarantee Corporation.

On December 16, 2016, the Company obtained a 10-year long term loan of RMB40million (approximately $6.05million) from China Development Bank for the period from December 16, 2016 to December 15, 2026, bearing an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate which is 5.39% (2016: 5.39%). The loan was guaranteed by Mr. Zhao Yilin and Ms. Song Haixian, Mr. Zhao Yilin’s wife. The loan was also secured by land use right with net carrying amount of $429,982 as of December 31, 2017 (2016: 416,973) and a batch of plant, machinery and equipment with net carrying amount of $5,954,915 (2016: 6,328,697). According to the loan agreement, RMB500,000 (approximately $76,522) was scheduled to be repaid by December 15, 2018.

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

	2017	2016

Negotiable promissory notes	$977,155	$1,113,140

Principal amount:	$722,167 (2016: $1,035,479)
Interest payable:	$254,988 (2016: $298,639)
Interest rate:	2.5% (2016:2.50%) per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Default interest rate	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Interest payment	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
Issue date:	(2016: August 29, 2015 and October 12, 2015)
Repayment date:	Repaid in full within 283 calendar days from the issue of notes
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company, the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event”) from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur.
Security:	Corporate guarantee by the Company

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	CONVERTIBLE NOTE PAYABLES

(i)	On August 29, 2014, the Company completed the closing of a private placement financing transaction with an accredited investor, which purchased a 10.5% Convertible Note (the “Note 1”) in the aggregate principal amount of up to $33,300,000. The Company received the total advance of $11,632,450. The Company shall offer investor a discount equal to 25% of the amount of the principal advanced by the investor.

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

The Company and the note holder entered into a restructuring agreement regarding the settlement of the Note 1. Both parties have agreed to restructure the indebtedness represented by Note 1 as follows: (a) SIAF issues 5,196,333 shares of its common stock and transfer 400,000 shares of TRW to the note holder; and (b) SIAF executes a new promissory note in the principal amount of $15,589,000 to the note holder to be paid in installments over a period of time. However, both parties remain open to negotiate an all-cash settlement of the Note 1.

As a result, the amount outstanding under Note 1 was reclassified as other payables – straight note payable of $29,367,999 (see Note 22) and a loss on restructuring of $6,225,204 which representing the non-amortized part of the discount upon the issuing of the convertible bond incurred during the year.

(ii)	On October 20, 2017, the Company issued another Convertible Note (the "Note 2") with a principal amount of $4,000,000 due on February 28, 2018. The note holder had the option to convert all or any part of the outstanding note into the common stock of the Company (the "Primary Optional Conversion") or TRW (the "Secondary Optional Conversion") at any time for a period of eight months from the note's maturity date. The conversion price for Primary Optional Conversion is lesser of $1.5 per share or at 65% of the market share price of the Company. While the conversion price for Secondary Optional Conversion is $3.41 per share subject to equitable adjustment for stock split, stock dividend or right offerings.

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of December 31, 2017, no settlement for both origination fee and interest payment.

	2017	2016

(i) 10.50% convertible note due February 28, 2020	$-	$16,307,861
(ii) Convertible note due February 28, 2018	3,894,978	-
	3,894,978	16,307,861
Less: classified as current liabilities	(3,894,978)	-
Non-current Liabilities	-	16,307,861

The fair value of the conversion option was approximately $211,320, the Company discounted the note and created a derivative liability, which will be evaluated each quarter and adjusted for any change in value. For the year ended December 31, 2017, the Company recognized the amortization of the discount of approximately $106,297.

The Company estimated the fair value of the derivative liabilities using the Binomial Option Pricing Model and the following key assumptions during 2017

2017
Expected dividends	-
Expected term (years)	0.34
Volatility	52.09% - 54.32%
Risk-free rate	1.65% - 1.9%

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of December 31, 2017 and 2016

	Level 1	Level 2	Level 3	Total
LIABILITIES:	$	$	$	$

Derivative liabilities as of December 31, 2017	-	-	2,100	2,100
Derivative liabilities as of December 31, 2016	-	-	-	-

The following table represents the change in the fair value of the derivative liabilities during the year ended December 31, 2017

$
Fair value of derivative liabilities as of December 31, 2016	-
Fair value on the date of issuance	211,319
Change in fair value of derivative liabilities	(209,219)
Fair value of derivative liabilities as of December 31, 2017	2,100

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

The Group’s share capital as of December 31, 2017 and 2016 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of December 31, 2017 and 2016, respectively.

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

There were 0 shares of Series B convertible preferred stock issued and outstanding as of December 31, 2017 and 2016, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of December 31, 2017 and 2016 are 0 shares and grand total issued and outstanding preferred stock as of December 31, 2017 and 2016 are 100 shares.

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

The Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 27,000,000 to 50,000,000 and the amendment was filed on August 24, 2017 with an effective date of August 25, 2017.

During the year ended December 31, 2017, the Company (i) issued 1,167,502 shares of employees and directors at fair value of $1.00 to $3.45 per share for $1,452,984 for employee compensation; (ii) issued 500,800 shares of common stock valued to professionals at fair value of $1 per share for $500,800 for service compensation; (iii) issued 4,074,979 shares of common stock ranging from $1.40 to $5.15 amounting to $12,054045 as collateral to secure trade and loan facilities, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; and (iv) 892,735 shares of common stock issued for $0 as top up securities for debts loans.

The Company has 29,362,875 and 22,726,859 shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $804 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2019; and (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $11,989, its lease expiring on July 8, 2018.

Lease expenses were $159,195 and $174,429 for the years ended December 31, 2017 and 2016, respectively.

The future minimum lease payments as of December 31, 2017, are as follows:

Within 1 year	$82,076
2 to 5 years	2,565
Over 5 years	-
$84,641

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	STOCK BASED COMPENSATION

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

On June 30, 2017, the Company issued employees total of 117,000 shares of common stock valued at fair value of $3.45 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2017, the Company issued employees total of 500,800 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2017, the Company issued employees total of 1,050,502 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $1 per share.

The Company calculated stock based compensation of $5,937,765 and recognized $4,184,638 for the year ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the deferred compensation balance for staff was $2,101,825 and the deferred compensation balance of $1,551,302 were to be amortized over 6 months and 1 year, respectively beginning on January 1, 2018.

29.	CONTINGENCIES

As of December 31, 2017 and 2016, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

On September 19, 2015, the Company entered into a trade facility agreement with two independent third parties. Pursuant to the agreement, the Company provides collateral in the form of Company's common shares to a PRC based lender (the "Lender") and the Lender agrees to provide a revolving trade facility loan up to $20,000,000 to a PRC based borrower. The arrangement was commenced on February 15, 2016 and will be expired on February 15, 2019.

As of December 31, 2017, the Company has issued aggregate 4,809,979 common shares as collateral.

30.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended December 31, 2017 and 2016, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $107,074 and $2,070,390 as of December 31, 2017 and 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Tri-Way Industries Limited (“TRW”) Unconsolidated equity investee	Included in interest in unconsolidated equity investee, due from Tri-Way Industries Limited is $58,572,766 and $55,120,003 as of December 31, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable due from Tri-Way Industries Limited is $49,065,385 and $15,771,795 as of December 31, 2017 and December 31, 2016, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has revenue of consulting income of $16,983,330 and $17,277,816 from Tri-Way Industries Limited for the year ended December 31, 2017 and 2016, resepectively.

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

	2017	2016

BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -continuing and discontinued operations	$(13,104,145)	$114,976,014
Net income used in computing basic earnings per share -continuing operations	$(13,104,145)	$43,980,766
Basic earnings per share - continuing and discontinued operations	$(0.53)	$5.46
Basic earnings per share - continuing operations	$(0.53)	$2.09
Basic weighted average shares outstanding	24,711,015	21,041,065

	2017	2016

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$(13,104,145)	$114,976,014
Convertible note interest	-	893,537
Net income used in computing diluted earnings per share	$(13,104,145)	$115,869,551

Diluted earnings per share - continuing and discontinued operations	$(0.53)	$5.00

	2017	2016

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$(13,104,145)	$43,980,766
Convertible note interest	-	893,537
Net income used in computing diluted earnings per share	$(13,104,145)	$44,874,303

Diluted earnings per share - continuing operations	$(0.53)	$1.93

Basic weighted average shares outstanding	24,711,015	21,041,065

Add: weight average of common stock convertible from Convertible note payables	-	2,153,018

Diluted weighted average shares outstanding	24,711,015	23,194,083

For the years ended December 31, 2016, full dilution effect of convertible note of $21,314,877 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

