Form 10-Q
period 2018-03-31
Sino Agro Food, Inc.
filed 2018-05-21
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2018, there were 37,707,952 shares of our common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2018	December 31, 2017
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	5	$621,884	$560,043
Inventories	6	58,354,189	52,628,947
Costs and estimated earnings in excess of billings on uncompleted contracts	18	250,828	1,249,187
Deposits and prepayments	7	72,804,156	70,459,650
Accounts receivable, net of allowance for doubtful accounts	8	86,567,127	82,971,418
Other receivables	9	27,309,646	20,680,478
Total current assets		245,907,830	228,549,723
Plant and equipment
Plant and equipment, net of accumulated depreciation	10	255,687,803	246,857,797
Construction in progress	11	9,473,451	6,178,308
Land use rights, net of accumulated amortization	12	56,257,506	54,838,031
Total plant and equipment		321,418,760	307,874,136
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	9,505,423	9,588,605
Interests in unconsolidated equity investees	15	196,063,253	193,267,696
Temporary deposits paid to entities for investments in Sino joint venture companies	16	34,895,444	34,917,222
Total other assets		241,189,060	238,498,463

Total assets		$808,515,650	$774,922,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$5,407,330	$4,243,496
Billings in excess of costs and estimated earnings on uncompleted contracts	18	5,682,443	5,740,065
Due to a director		437,406	107,074
Other payables	19	40,794,967	40,593,482
Borrowings - Short term bank loan	20	4,850,509	4,667,890
Negotiable promissory notes	21	977,155	977,155
Derivative liability	22	2,100	2,100
Convertible note payable	22	3,894,978	3,894,978
Income tax payable		1,116	377
		62,048,004	60,226,617

Non-current liabilities
Other payables	19	11,933,554	11,089,779
Borrowings - Long term bank loan	20	6,281,807	6,045,302
		18,215,361	17,135,081

Commitments and contingencies		-	-

Stockholders’ equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 shares issued and outstanding as of March 31, 2018 and December 31 , 2017, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	23	-	-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	23	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	23	-	-
Common stock: $0.001 par value (50,000,000 shares authorized, 33,184,250 and 29,362,875 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	23	33,184	29,363
Additional paid - in capital		172,822,203	169,743,640
Retained earnings		446,561,226	441,488,507
Accumulated other comprehensive income		12,973,414	2,346,174
Treasury stock	23	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		631,140,027	612,357,684
Non - controlling interest		97,112,258	85,202,940
Total stockholders’ equity		728,252,285	697,560,624
Total liabilities and stockholders’ equity		$808,515,650	$774,922,322

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Note	Three months ended March 31, 2018	Three months ended March 31, 2017
		(Unaudited)	(Unaudited)
Revenue
- Sale of goods		$31,258,860	$57,423,350
- Consulting and service income from development contracts		2,472,404	13,189,265
		33,731,264	70,612,615
Cost of goods sold		(25,863,020)	(47,399,536)
Cost of services		(1,784,322)	(8,782,892)
Gross profit		6,083,922	14,430,187

General and administrative expenses		(3,662,729)	(6,029,735)
Net income from operations		2,421,193	8,400,452

Other income (expenses)
Government grant		-	165,488
Share of income from unconsolidated equity investee		3,782,011	2,758,855
Other income		878	-
Non-operating expenses		(22,004)	-
Interest expense		(453,651)	(505,538)

Net income (expenses)		3,307,234	2,418,805

Net income before income taxes		5,728,427	10,819,257

Provision for income taxes	4	-	-

Net income		5,728,427	10,819,257
Less: Net (income) loss attributable to non - controlling interest		(655,708)	(2,127,824)
Net income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries		5,072,719	8,691,433
Other comprehensive income (loss) - Foreign currency translation (loss) income		21,880,850	1,136,947
Comprehensive income		26,953,569	9,828,380
Less: other comprehensive (income) loss attributable to non - controlling interest		(11,253,610)	(165,487)
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries		$15,699,959	$9,662,893

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:

Basic	28	$0.17	$0.38
Diluted	28	$0.17	$0.36
Weighted average number of shares outstanding:
Basic	28	30,653,770	22,626,849
Diluted	28	30,653,770	24,798,148

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income for the period	5,728,427	10,819,257
Adjustments to reconcile net income for the period to net cash from operations:
Share of income from unconsolidated equity investee	(3,782,011)	(2,758,855)
Depreciation	2,658,508	2,143,810
Amortization	569,361	620,279
Common stock issued for services	226,113	1,991,407
Other amortized cost arising from convertible notes and others	-	677,910
Changes in operating assets and liabilities:
Increase in inventories	(5,725,242)	(5,335,995)
Decrease (increase) in cost and estimated earnings in excess of billings on uncompleted contacts	998,359	(508,203)
Decrease (increase) in deposits and prepaid expenses	511,765	(2,092,804)
Increase in due to a director	330,332	680,389
Increase in accounts payable and accrued expenses	1,163,834	2,786,986
Increase in other payables	1,045,261	9,392,511
Increase in accounts receivable	(3,595,709)	(223,851)
Increase in tax payable	739	-
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(57,622)	2,992,649
Increase in other receivables	(6,629,169)	(8,630,234)
Decrease in amount due from unconsolidated investees	986,454	-
Net cash (used in) provided by operating activities	(5,570,600)	12,555,256
Cash flows from investing activities
Purchases of property and equipment	(2,422,169)	(4,651,413)
Payment for construction in progress	(3,053,435)	(4,699,322)
Net cash used in investing activities	(5,475,604)	(9,350,735)
Effects on exchange rate changes on cash	11,108,045	(1,791,296)

Increase in cash and cash equivalents	61,841	1,413,225
Cash and cash equivalents, beginning of period	560,043	2,576,058
Cash and cash equivalents, end of period	$621,884	$3,989,283

Supplementary disclosures of cash flow information:
Cash paid for interest	$148,738	$90,609
Cash paid for income taxes	$-	$-
Non - cash transactions
Common stock issued for service and compensation	$3,082,384	$--

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On March 23, 2017, Qinghai Quanwang Investment Management Company Limited (“Quanwang”) acquired 8.3% equity interest in SJAP for total cash consideration of $459,137. As of March 31, 2018, APWAM owned 41.25% of SJAP, Garwor owned 50.45% and Quanwang owned the remaining 8.3%.

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

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. This remains the case as of the date of this report.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. On April 5, 2017, SJAP transferred all of its equity interest to MEIJI. This remains the case of the date of this report.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“SAFS”). As of March 31, 2017, the Company invested $77,664 in SAFS. During the year ended December 31, 2016, SAFS changed from a public to a private company.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”), with SJAP would owning 100% equity interest. On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“QQI”) contributed additional capital of $4,157,682 and $769,941, respectively. As a result, SJAP decreased its equity interest from 100% to 85% and QQI owned a 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoy interest 6% annually on its capital contribution and did not enjoy profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholder meetings. SJAP disposed its 85% equity interest in QZH for RMB2 (equivalent to $0) for cash and completed on December 30, 2017. As a result, QZH was derecognized as variable interest entity of the company.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (12.31.2017: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (12.31.2017: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (12.31.2017: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (12.31.2017: 100%) directly	Dormant

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (12.31.2017: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (12.31.2017: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (12.31.2017: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (12.31.2017:75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (12.31.2017:76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	41.25% (12.31.2017: 41.25%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

In the first quarter of 2018, the company adopted Accounting Standards Update (“ASU”) 2014-09 (ASC Topic 606), “Revenue from Contracts with Customers” using the modified retrospective method in which the new guidance was applied retrospectively to contracts that were not completed as of January 1, 2018. Results for the reporting period beginning after January 1, 2018 have been presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with previous guidance. See Note 2.8 for a further discussion of the adoption and the impact on the consolidated financial statements.

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, MEIJI, JHST, JHMC, HSA, APWAM, SAFS and its variable interest entity, SJAP. All material inter-company transactions and balances have been eliminated in consolidation. QZH was derecognized as variable interest entity on December 30, 2017.

SIAF, CA, CS, CH, MEIJI, JHST, JHMC, HSA, APWAM, SAFS and SJAP are hereafter referred to as (the “Company”).

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

On January 1, 2018, the Company adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expect to be entitled to in exchange for those goods or services.

ASU 2014-09, “Revenue from Contracts with Customers” outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and represent separate performance obligations, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price.

ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifies the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies how an entity determines whether to report revenue gross or net based on whether it controls a specific good or service before it is transferred to a customer. ASU 2016-08 also reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent.

ASU 2016-10, “Identifying Performance Obligations and Licensing” amends certain aspects of ASU 2014-09. ASU 2016-10 amends how an entity should identify performance obligations for immaterial promised goods or services, shipping and handling activities and promises that may represent performance obligations. ASU 2016-10 also provides implementation guidance for determining the nature of licensing and royalties arrangements.

ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” also clarifies certain aspects of ASU 2014-09 including the assessment of collectability, presentation of sales taxes, treatment of noncash consideration, and accounting for completed contracts and contract modifications at transition.

ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” allows an entity to determine the provision for loss contracts at either the contract level or the performance obligation level as an accounting policy election. The company determines its provision for loss contracts at the contract level.

ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” clarifies that the scope and application of ASC 610-20 on accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, applies only when the asset (or asset group) does not meet the definition of a business.

ASU 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” provides guidance related to the effective dates of the ASUs noted above.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.8	REVENUE RECOGNITION (CONTINUED)

Consulting and service income from development contracts

The company recognizes consulting and service income from development contracts revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Consulting and service income from development contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. The company recognizes revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method (an input method) is the most faithful depiction of the company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (i.e., the company integrates the materials, labor and equipment into the deliverables promised to the customer). Customer-furnished materials are only included in revenue and cost when the contract includes construction activity and the company has visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. The company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on consulting and service income from development contracts are typically due within 360 days of billing, depending on the contract.

Variable Consideration

The nature of the company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. The company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable, and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company’s work on a project. Historically, warranty claims have not resulted in material costs incurred.

Revenue excludes sales and usage-based taxes where it has been determined that the Company is acting as a pass-through agent.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $786 and $7,747 for the three months ended March 31, 2018 and 2017, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $400,754 and $631,717 for the three months ended March 31, 2018 and 2017, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0, and $0 for the three months ended March 31, 2018 and 2017, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $5,589,436 as of March 31, 2018 and $2,346,174 as of December 31, 2017. The balance sheet amounts with the exception of equity as of March 31, 2018 and December 31, 2017 were translated using an exchange rate of RMB 6.29 to $1.00 and RMB 6.53 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the three months ended March 31, 2018, and 2017 were RMB 6.36 to $1.00 and RMB 6.89 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of March 31, 2018 and December 31, 2017 are $0.

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

On October 29, 2014, the Company invested in Huangyuan County Rural Credit Union (“RCU”), Huangyuan County, Xining City, Qinghai Province, the P.R.C. RCU is engaged in the financing and crediting business to agricultural projects for local farmers. The Company has a 5% stake in RCU. The Company has no representative on the board of directors to oversee corporate operations. The Company accounts for its long-term investment at cost. On October 18, 2017, the Company withdrew its equity interest in RCU.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.20	PROPRIETARY TECHNOLOGIES

A master license of stock feed manufacturing technology was acquired, and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Cost of acquisition of stock feed manufacturing technology master license is amortized using the straight-line method over its estimated life of 20 years.

An aromatic cattle-feeding formula was acquired, and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Cost of acquisition on aromatic cattle-feeding formula is amortized using the straight-line method over its estimated life of 20 years.

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

Investee entities, in which the company can exercise significant influence, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the company’s share of the earnings or losses of these companies is included in net income. A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include but would not necessarily be limited to absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

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

The Company classifies non-current assets and disposal groups as held for sale if their carrying amounts will be recovered principally through a sale rather than through continuing use. Such non-current assets and disposal groups classified as held for sale are measured at the lower of their carrying amount and fair value less costs to sell. The criteria for held for sale classification is regarded as met only when the sale is highly probable, and the asset or disposal group is available for immediate sale in its present condition. Property and equipment are not depreciated once classified as held for distribution. Assets and liabilities classified as held for sale are presented separately as current items in the consolidated balance sheets. A disposal group qualifies as discontinued operation if it is a component of an entity that either has been disposed of, or is classified as held for sale, and:

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

Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of March 31, 2018 and December 31, 2017 amounted to $464,259 and $327,019, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	Three months ended March 31, 2018	Three months ended March 31, 2017

Customer A	31.66%	24.79%
Customer B	17.08%	7.93%
Customer C	14.82%	11.91%
Customer D	8.91%	-%
Customer E	7.33%	18.68%
Customer F	-%	17.90%
	79.80%	81.21%

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	CONCENTRATION OF CREDIT RISK (CONTINUED)

		Percentage of revenue	Amount
Customer A	Corporate and others Division	31.66%	$10,678,768
Customer B	Corporate and others Division	17.08%	$5,761,189
Customer C	Cattle Farm Development Division	14.82%	$4,998,083

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March 31, 2018	December 31, 2017

Customer A	60.62%	27.13%
Customer B	10.37%	7.34%
Customer C	8.43%	7.49%
Customer D	4.80%	4.78%
Customer E	4.77%	-%
Customer F	-%	12.31%
	88.99%	59.05%

As of March 31, 2018, amounts due from customers A and B are $52,478,526 and $8,979,732, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.31	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2018, and December 31, 2017, the Company determined no impairment losses were necessary.

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

For the three months ended March 31, 2018 and 2017, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.17 and $0.38, respectively. For the three months ended March 31, 2018 and 2017, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.17 and $0.36, respectively.

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

The Company has adopted both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non - Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received, or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

2.36	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2018 or December 31, 2017, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended March 31, 2018 or 2017.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. The new standard is effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). ASU 2014-09 can be adopted using one of two retrospective transition methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. While the Company has not yet completed their evaluation, it has reviewed ASU 2014-09 and does not expect this new guidance to have a material impact on its consolidated financial statements. To the extent there is an impact, the Company will apply as a cumulative-effect adjustment as of the date of adoption.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. We adopted the new standard effective January 1, 2018, using the modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the effective date, which was not material to our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted the new standard effective January 1, 2018, using the retrospective transition approach. The reclassified restricted cash balances from investing activities to changes in cash, cash equivalents and restricted cash on the consolidated statements of cash flows were nil for all periods presented.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018 on a prospective basis. The new standard did not have a material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION

The Company establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as business segments and major customers in consolidated financial statements. The Company operates in five principal reportable segments: Fishery Development Division, HU Plantation Division, Organic Fertilizer and Bread Grass Division, Cattle Farm Development Division and Corporate and Others Division. No geographic information is required as all revenue and assets are located in the P.R.C. On December 30, 2017, QZH was disposed to third party and derecognized as variable interest entity on the same date.

	Three months ended March 31, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$2,472,404	$1,050,229	$8,770,591	$4,998,083	$16,439,957	$33,731,264

Net income (loss)	$560,943	$(340,166)	$1,344,459	$350,674	$3,812,517	$5,728,427

Total assets	$81,042,358	$49,552,231	$357,336,786	$34,311,911	$286,272,364	$808,515,650

	Three months ended March 31, 2017
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$13,189,265	$1,323,176	$24,577,507	$8,412,087	$23,110,580	$70,612,615

Net income (loss)	$4,358,338	$161,930	$1,725,036	$1,094,209	$1,351,920	$8,691,433

Total assets	$95,259,028	$47,557,945	$360,767,029	$67,606,927	$222,766,220	$793,957,149

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”). On December 30, 2017, QZH was derecognized as variable interest entity of the company.

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:

	Three ended March 31, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Total

Name of entity
Sale of goods

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	$-	$1,050,228	$-	$-	$-	$1,050,228

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	6,405,025	-	-	6,405,025

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	2,365,567	-	-	2,365,567

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,998,083	-	4,998,083

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	16,439,957	16,439,957

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	2,472,404	-	-	-	-	2,472,404
	$2,472,404	$1,050,228	$8,770,592	$4,998,083	$16,439,957	$33,731,264

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:

	Three months ended March 31, 2017
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (6)	Total
Name of entity
Sale of goods

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	$-	$1,323,176	$-	$-	$-	$1,323,176

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,764,003	-	-	2,764,003

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	8,104,975	-	-	8,104,975

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	13,708,529	-	-	13,708,529

Macau Eiji Company Limited (“MEIJI”)	-	-	-	8,412,087	-	8,412,087

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	23,110,580	23,110,580

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	13,189,265	-	-	-	-	13,189,265
	$13,189,265	$1,323,176	$24,577,507	$8,412,087	$23,110,580	$70,612,615

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:

COST OF GOODS SOLD

	Three months ended March 31, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity
Sale of goods

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	$-	$894,722	$-	$-	$-	$894,722

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	1,613,685	-	-	1,613,685

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	4,136,324	-	-	4,136,324

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,528,498	-	4,528,498

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	14,689,791	14,689,791
	$-	$894,722	$5,750,009	$4,528,498	$14,689,791	$25,863,020

COST OF SERVICES

	Three months ended March 31, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$1,784,322	$-	$-	$-	$-	$1,784,322

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):

COST OF GOODS SOLD

	Three months ended March 31, 2017
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	$-	$455,501	$-	$-	$-	$455,501

Hunan Shenghua A Power Agriculture Co., Limited (“HSA “)	-	-	1,770,068	-	-	1,770,068

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP “)	-	-	5,226,865	-	-	5,226,865

Qinghai Zhong He Meat Products Co., Limited (“QZH “)	-	-	12,420,908	-	-	12,420,908

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,983,456	-	6,983,456

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	20,542,738	20,542,738
	$-	$455,501	$19,417,841	$6,983,456	$20,542,738	$47,399,536

COST OF SERVICES

	Three months ended March 31, 2017
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$8,782,892	$-	$-	$-	$-	$8,782,892

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

United States of America

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no U.S. corporate tax has been provided for in the consolidated financial statements of the Company.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings of foreign subsidiaries are indefinitely reinvested outside the United States and no provision for U.S. Federal and State income tax or applicable dividend distribution tax has been provided thereon.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA and SJAP since they are exempt from EIT for the three months ended March 31, 2018 and 2017 as they are within the agriculture, and cattle sectors.

No EIT has been provided in the financial statements of QZH since they are exempt from EIT for the three months ended March 31, 2017 as it is within the cattle sector. QZH was derecognized as variable interest entity on December 30, 2017.

Belize

CA, CS and CH are international business companies incorporated in Belize and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended March 31, 2018 and 2017.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the three months ended March 31, 2018 and 2017.

No deferred tax assets and liabilities are of March 31, 2018 and December 31, 2017 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(Unaudited)	(Unaudited)
SIAF	$-	$-
SAFS	-	-
MEIJI and APWAM	-	-
JHST, JHMC, SJAP, QZH and HSA	-	-
	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three months ended March 31, 2018 and 2017. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Cash and bank balances	$621,884	$560,043

6.	INVENTORIES

As of March 31, 2018, inventories are as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Bread grass	693,809	976,514
Beef cattle	9,401,381	5,903,442
Organic fertilizer	16,374,521	16,832,390
Forage for cattle and consumable	6,926,350	7,397,910
Raw materials for bread grass and organic fertilizer	21,822,473	19,113,274
Immature seeds	3,135,655	2,405,417
	$58,354,189	$52,628,947

7.	DEPOSITS AND PREPAYMENTS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Deposits for
- purchases of equipment	$2,908,124	$2,815,774
- acquisition of land use rights	3,371,501	3,244,567
- inventories purchases	22,757,154	24,282,950
- construction in progress	11,814,144	11,365,748
- issue of shares as collateral	25,761,658	25,427,293
Shares issued for employee compensation and overseas professional and bond interest	3,559,336	702,625
Others	2,632,238	2,620,693
	$72,804,155	$70,459,650

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2018 and December 31, 2017.

Aging analysis of accounts receivable is as follows:

	March 31, 2017	December 31, 2017
	(Unaudited)	(Audited)
0 - 30 days	$10,756,488	$7,973,308
31 - 90 days	22,635,431	18,240,251
91 - 120 days	2,102,348	5,725,069
over 120 days and less than 1 year	7,783,315	21,551,845
over 1 year	43,289,545	29,480,945
	$86,567,127	$82,971,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER RECEIVABLES

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Advanced to employees	$403,578	$219,186
Advanced to suppliers	2,140,313	3,768,585
Advanced to customers	14,700,663	11,982,331
Advanced to developers	494,592	399,449
Others	9,570,500	4,310,927
	$27,309,646	$20,680,478

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

10.	PLANT AND EQUIPMENT

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Plant and machinery	$5,683,042	$5,501,975
Structure and leasehold improvements	217,026,839	209,378,338
Mature seeds and herbage cultivation	54,647,803	49,685,830
Furniture and equipment	704,173	699,494
Motor vehicles	634,686	614,792
	278,696,543	265,880,429

Less: Accumulated depreciation	(23,008,740)	(19,022,632)
Net carrying amount	$255,687,803	$246,857,797

Depreciation expenses were $2,658,508 and $2,143,810 for the three months ended March 31, 2018 and 2017, respectively.

11.	CONSTRUCTION IN PROGRESS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Construction in progress
- Rangeland for beef cattle and office building	9,473,451	6,178,308

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	LAND USE RIGHTS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Cost	$67,756,251	$65,573,223
Less: Accumulated amortization	(11,498,745)	(10,735,192)
Net carrying amount	$56,257,506	$54,838,031

Amount

Balance @1.1.2017	$62,341,829
Exchange difference	3,231,394
Balance @12.31.2017	$65,573,223
Exchange difference	2,183,028
Balance @3.31.2018	$67,756,251

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights were $422,580 and $474,491 for the three months ended March 31, 2018 and 2017, respectively.

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

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

14.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, TRW acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On October 1, 2015, the Company took up such assets at $5,473,720.

On March 6, 2012, MEIJI acquired an aromatic-feed formula technology to produce aromatic cattle for $1,500,000. On October 1, 2013, SIAF was granted a license to exploit sleepy cods breeding technology to grow out of sleepy cods for $2,270,000 for 50 years. SJAP booked bacterial cellulose technology license and related trademark for $2,119,075 and amortized expenditures for 20 years starting from January 1, 2014.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	PROPRIETARY TECHNOLOGIES (CONTINUED)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Cost	$11,282,576	$11,211,100
Less: Accumulated amortization	(1,777,153)	(1,622,495)
Net carrying amount	$9,505,423	$9,588,605

Amortization of proprietary technologies was $146,781 and $145,788 for the three months ended March 31, 2018 and 2017, respectively. No impairments of proprietary technologies have been identified for the three months ended March 31, 2018 and 2017.

15.	INTERESTS IN UNCONSOLIDATED EQUITY INVESTEES

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

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for RMB 1,000,000. The investment has been fully impaired on December 31, 2017.

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Investments at cost
- TRW	$138,476,941	$134,694,930
Amount due from a consolidated equity investee - TRW	57,586,312	58,572,766
	$196,063,253	$193,267,696

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		March 31, 2018	December 31, 2017
			(Unaudited)	(Audited)
A	Trade center	*	$12,000,000	$12,000,000
B	Fish Farm 2 GaoQiqiang Aquaculture	*	17,403,959	17,403,959
C	Cattle farm 2	*	5,491,485	5,513,263
			$34,895,444	$34,917,222

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of March 31, 2018, the percentages of equity stakes of A (trade and seafood centers), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

17.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of March 31, 2018, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On March 31, 2018, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

Consequently, Garwor and the Company agreed that the new board of directors of SJAP would consist of 3 members; 1 appointee from Garwor and 2 appointees from the Company, such that the Company now had a majority interest in the board of directors of SJAP. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s management appointed the chief financial officer of SJAP. As a result, the financial statements of SJAP were included in the consolidated financial statements of the Company.

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

SJAP is sole stockholder of QZH and SJAP appointed sole director of QZH. Consequently, the Company indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s management appointed the chief financial officer of QZH. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company for the three months ended March 31, 2017.

The reasons for the QZH qualified as a VIE are as follows:

•	Originally, SJAP was sole stockholder of QZH, owned 100% equity interest in QZH and controlled directorship of QZH.

•	On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“QQI”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 86% and QQI owned 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings.

•	Consequently, the Company still indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s controlled QZH’s chief financial officer appointment. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

As of December 30, 2017, QZH was derecognized as a VIE.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18..	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Costs	$9,265,019	$8,208,912
Estimated earnings	7,688,323	6,740,289
Less: Billings	(16,702,514)	(13,700,014)
Costs and estimated earnings in excess of billings on uncompleted contracts	$250,828	$1,249,187

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Billings	$41,954,194	$41,543,554
Less: Costs	(24,311,874)	(23,980,880)
Estimated earnings	(11,959,877)	(11,822,609)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,682,443	$5,740,065

(iii)	Overall

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Billings	$58,656,708	$55,243,568
Less: Costs	(33,576,893)	(32,189,792)
Estimated earnings	(19,648,200)	(18,562,898)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,431,615	$4,490,878

19.	OTHER PAYABLES

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Due to third parties	$11,331,549	$11,133,656
Straight note payable	29,367,999	29,367,999
Promissory notes issued to third parties	11,933,554	11,089,779
Due to local government	95,419	91,827
	$52,728,521	$51,683,261

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(11,933,554)	(11,089,779)
Amount classified as current liabilities	$40,794,967	$40,593,482

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of lender	Interest rate	Term	March 31, 2018	December 31, 2017
			(Unaudited)	(Audited)
China Development Bank Beijing City, the P.R.C	5.2835%	November 29, 2017 - November 28, 2018	$3,180,661	$3,060,913
China Development Bank Beijing City, the P.R.C	5.2835%	December 14, 2017 - December 13, 2018	$1,590,331	$1,530,455
Add: current portion of long term bank loan			$79,517	$76,522
			4,850,509	4,667,890

Long term bank loan

Name of lender	Interest rate	Term	March 31, 2018	December 31, 2017
			(Unaudited)	(Audited)
China Development Bank		December 16, 2016 -
Beijing City, the P.R,C.	5.39%	December 15, 2026	$6,361,324	$6,121,824
Less: current portion of long term bank loan			$(79,517)	$(76,522)
			6,281,807	6,045,302

On November 30, 2017 and December 14, 2017, the Company obtained two 1-year short term loans of RMB20 million (approximately $3.18 million) and RMB10 million (approximately $1.59 million) respectively from China Development Bank for the period from November 29, 2017 to November 28, 2018 and December 14, 2017 to December 13, 2018 respectively, bearing fixed interest at 5.2835% per annum. Both loans were guaranteed by Xining City SME Guarantee Corporation.

On December 16, 2016, the Company obtained a 10-year long term loan of RMB40 million (approximately $6.05 million) from China Development Bank for the period from December 16, 2016 to December 15, 2026, bearing an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate which is 5.39% (12.31.2017: 5.39%). The loan was guaranteed by Mr. Zhao Yilin and Ms. Song Haixian, Mr. Zhao Yilin’s wife. The loan was also secured by land use right with net carrying amount of $443,502 as of December 31, 2018 (12.31.2017: 429,982) and a batch of plant, machinery and equipment with net carrying amount of $6,090,783 (12.31.2017: 5,954,915). According to the loan agreement, RMB500,000 (approximately $79,517) was scheduled to be repaid by December 15, 2018.

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

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Negotiable promissory notes	$977,155	$977,155

Principal amount:	$977,155 (12.31.2017: $722,167)
Interest payable:	$254,988 (12.31.2017: $254,988)
Interest rate:	2.5% (12.31.2017: 2.50%) per month on principal amount. Interest shall be calculated on the basis of a 30/360-day count convention
Default interest rate	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360-day count convention
Interest payment	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
Issue date:	August 29, 2015 and October 12, 2015
Repayment date:	Repaid in full within 283 calendar days from the issue of notes
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company, the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event”) from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur.
Security:	Corporate guarantee by the Company

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	CONVERTIBLE NOTE PAYABLES

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

The note is convertible, at the discretion of the note holder, into shares of the Company’s common stock (i) at any time following an Event of Default, or (ii) for a period of thirty (30) calendar days following October 31, 2015 and each anniversary thereof, at an initial conversion price per share of $1.00, (price prior to reversed split) subject to adjustment for stock splits, reverse stock splits, stock dividends and other similar transactions and subject to the terms of the note. As long as the note is outstanding, the investor shall have a right of first refusal, exercisable for thirty (30) calendar days after notice to the note holder, to purchase securities proposed to be offered and sold by the Company.

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

As a result, the amount outstanding under Note 1 was reclassified as other payables – straight note payable of $29,367,999 (see Note 19).

On October 20, 2017, the Company issued another Convertible Note (the “Note 2”) with a principal amount of $4,000,000 due on February 28, 2018. The note holder had the option to convert all or any part of the outstanding note into the common stock of the Company (the “Primary Optional Conversion”) or TRW (the “Secondary Optional Conversion”) at any time for a period of eight months from the note’s maturity date. The conversion price for Primary Optional Conversion is lesser of $1.5 per share or at 65% of the market share price of the Company. While the conversion price for Secondary Optional Conversion is $3.41 per share subject to equitable adjustment for stock split, stock dividend or right offerings.

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of March 31, 2018, no settlement for both origination fee and interest payment. The supplemental agreement to the Bond Subscription Agreement with the Subscriber to extend the Bond Issue by a year to February 28, 2019 was in progress up to the reporting date. All other terms and conditions of the Bond Subscription Agreement and the Conditions continue in full force and effect.

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)

Convertible note due February 28, 2018	$3,894,978	$3,894,978
Less: classified as current liabilities	(3,894,978)	(3,894,978)
Non-current liabilities	$-	$-

The fair value of the conversion option was approximately $211,320, the Company discounted the note and created a derivative liability, which will be evaluated annually and adjusted for any change in value. For the year ended December 31, 2017, the Company recognized the amortization of the discount of approximately $106,297.

The Company estimated the fair value of the derivative liabilities using the Binomial Option Pricing Model and the following key assumptions during the three months ended March 31, 2018 and the year ended December 31, 2017.

March 31, 2018
Expected dividends	-
Expected term (years)	0.34
Volatility	52.09% - 54.32%
Risk-free rate	1.65% - 1.9%

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of March 31, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3	Total
LIABILITIES:	$	$	$	$

Derivative liabilities as of March 31, 2018	-	-	2,100	2,100
Derivative liabilities as of December 31, 2017	-	-	2,100	2,100

The following table represents the change in the fair value of the derivative liabilities during the three months ended March 31, 2018.

Fair value of derivative liabilities as of December 31, 2017	$2,100
Change in fair value of derivative liabilities	-
Fair value of derivative liabilities as of March 31, 2018	$2,100

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

The Group’s share capital as of March 31, 2018 and December 31, 2017 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	SHAREHOLDERS’ EQUITY (CONTINUED)

The Series B convertible preferred stock:

On March 22, 2010, the Company designated 7,000,000 shares of Series B convertible preferred stock at a par value per share of $0.001. The Series B convertible preferred stock is redeemable; the stockholders are not entitled to receive any dividend and voting rights but rank senior over common stockholders on liquidation and can convert to common stock on a one for one basis at any time. On June 26, 2010, 7,000,000 shares of common stock were surrendered for cancellation and the Company issued 7,000,000 shares of Series B convertible preferred stock at $9.90 per share. Pursuant to share exchange agreement made as of December 22, 2012, between the Company and a stockholder, Capital Adventure Inc., a holder of 3,000,000 shares of common shares, with the consent of Board of Directors, to exchange for 3,000,000 shares of Series B convertible preferred stock on a one-for-one basis. As of December 23, 2012, 3,000,000 shares of Series B convertible preferred stock were issued to Capital Adventure Inc., for the exchange of its holding of 3,000,000 shares of common stocks. As of December 31, 2012, 3,000,000 shares of common stocks were still not returned to the Company. On March 27, 2013, 3,000,000 Series B convertible preferred stock were cancelled. On December 17, 2014, the Company approved an amendment to certificate designation in respect of Series B preferred stock. Pursuant to the above new amendment, each holder of Series B preferred stock shall have the rights, at any time or from time to time, to convert each 9.9 shares of Series B preferred to one fully paid and non-assessable share of common stock of par value $0.001 per share. On June 15, 2015, Series B preferred stockholder exercised at the above conversion ratio to convert 7,000,000 shares of Series B preferred stock to 707,070 shares of common stock.

There were 0 shares of Series B convertible preferred stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

The Series F Non-Convertible Preferred Stock:

(i)	is not redeemable subject to (iv);

(ii)	except for (iv), with respect to dividend rights, rights on liquidation, winding up and dissolution, rank junior and subordinate to (a) all classes of Common Stock, (b) all other classes of Preferred Stock and (c) any class or series of capital securities of the Company.

(iii)	shall not entitled to receive any further dividend; and

(iv)	on May 30, 2014, the holders of shares of Series F Non-Convertible Preferred Stock with coupon shall be entitled to a coupon payment directly from the Company at the redemption rate of $3.40 per share. Upon redemption, the Holder shall no longer own any shares of Series F with coupon that have been redeemed, and all such redeemed shares shall disappear and no longer exist on the books and records of the Company; redeemed shares of Series F which no longer exist upon redemption shall thereafter be counted toward the authorized but unissued “blank check” preferred stock of the Company.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of March 31, 2018 and December 31, 2017 are 0 shares and grand total issued and outstanding preferred stock as of March 31, 2018 and December 31, 2017 are 100 shares.

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

The Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 22,727,272 to 27,000,000 and the amendment was filed on December 28, 2016.

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

During the three months ended March 31, 2018, the Company (i) issued 72,450 shares of common stock valued to employees and directors at fair value of $1.56 per share for $113,022 for employee compensation; (ii) issued 3.748,925 shares of common stock valued to professionals and contractors at fair value ranging from $ 0.55 to $1.00 per share for 2,969,361 for service compensation; and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

The Company has 33,184,250 and 29,362,875 shares of common stock issued and outstanding as of March 31, 2018 and December 31, 2017 respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $864 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2019; and (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $12,722, its lease expiring on July 8, 2018.

Lease expenses were $40,758 and $40,989 for the three months ended March 31, 2018 and 2017, respectively.

The future minimum lease payments as of March 31, 2018, are as follows:

Within 1 year	$49,641
2 to 5 years	-
Over 5 years	-
$49,641

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	STOCK BASED COMPENSATION

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

The Company calculated stock-based compensation of $5,937,765 and recognized $4,184,638 for the year ended December 31, 2017. As of December 31, 2017, the deferred compensation balance for staff was $201,825, and $500,800 were to be amortized respectively over 6 months and one year beginning on January 1, 2018.

During the three months ended March 31, 2018, the Company (i) issued 72,450 shares of common stock valued to employees and directors at fair value of $1.56 per share for $113,022 for employee compensation; (ii) issued 3.748,925 shares of common stock valued to professionals and contractors at fair value ranging from $ 0.55 to $1.00 per share for 2,969,361 for service compensation; and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

The Company calculated stock-based compensation of $3,785,008 and $3,982,813 and recognized $226,113 and $1,991,407 for the three months ended March 31, 2018 and 2017. As of March 31, 2018, the deferred compensation balance for staff, professional and contractors was $3,558,895 and the deferred compensation balances of $100,912, $375,600, and $3,082,383 were to be amortized over 3 months, 9 months and 1 year beginning on April 1, 2018, respectively.

26.	CONTINGENCIES

As of March 31, 2018 and December 31, 2017, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

On September 19, 2015, the Company entered into a trade facility agreement with two independent third parties. Pursuant to the agreement, the Company provides collateral in the form of Company’s common shares to a PRC based lender (the “Lender”) and the Lender agrees to provide a revolving trade facility loan up to $20,000,000 to a PRC based borrower. The arrangement was commenced on February 15, 2016 and will be expired on February 15, 2019.

As of March 31, 2018, the Company has issued aggregate 4,809,979 (12.31.2017: 4,809,979) common shares as collateral.

27.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended March 31, 2018 and 2017, the Company had the following significant related party transactions:

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman Tri-way Industries Limited, (“TRW’) Unconsolidated equity investee

Included in due to a director, due to Mr. Solomon Yip Kun Lee is $437,406 and $107,074 as of March 31, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in interest in unconsolidated equity investee, due from Tri-way Industries Limited is $57,586,312 and $58,572,766 as of March 31, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable, due from Tri-way Industries Limited is $52,478,526 and $49,065,385 as of March 31, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has consulting and service income from development contracts of $2,472,404 and $13,189,265 from Tri-way Industries Limited for the three months ended March 31, 2018 and 2017, respectively.

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

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(Unaudited)	(Unaudited)
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$5,072,719	$8,619,433

Basic earnings per share - continuing and discontinued operations	$0.17	$0.38
Basic weighted average shares outstanding	30,653,770	22,626.849

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(Unaudited)	(Unaudited)
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$5,072,719	$8,619,433
Convertible note interest	-	361,961
Net income used in computing diluted earnings per share	$5,072,719	$8,981,394

Diluted earnings per share	$0.17	$0.36

Basic weighted average shares outstanding	30,653,770	22,626,849

Add:
weight average of common stock convertible from convertible note payables	-	2,171,299

Diluted weighted average shares outstanding	30,653,770	24,798,148

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

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2018 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1.	(i) SJAP & QZH (Derecognized as variable interest entity on December 30, 2017) and (ii) HSA)
Plantation Division	(Marked 2.	JHST)
Fishery Division	(Marked 3.	A. CA Engineer & Technology and 3.B. Seafood sales — (Discontinued operation from October 5, 2016)
Cattle Farm Division	(Marked 4.	MEIJI and JHMC)
Corporate & Others Division	(Marked 5.	SIAF)

A summary of each business division is described below:

•	1. Beef and Organic Fertilizer Division refers to:

(i)	The operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle. Prior to December 30, 2017, QZH was a fully owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”); as such, the financial statements of these three companies (SJAP, QZH and HSA) were consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP is a variable interest entity over which we exercise significant control. As of December 30, 2017, QZH was derecognized as variable interest entity and its operating profit and/or loss no longer accretive to the Company’s 41.25% holding in SJAP.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

•	2. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

•	3. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

(B). Seafood Sales from CA’s projected farms; became a discontinued segment of operations from October 5, 2016 when Tri-way was disposed to other third parties in term Tri-way was reclassified as an unconsolidated equity investee on same date.

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

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended
	March 31,2018	March 31,2017	Difference	Note
Continuing operations
Revenue	33,731,264	70,612,615	(36,881,351)	1
Sale of goods	31,258,860	57,423,350	(26,164,490)
Consulting, services, commission and management fee	2,472,404	13,189,265	(10,716,861)
Cost of goods sold and services	27,647,342	56,182,428	(28,535,086)	2
Sale of goods	25,863,020	47,399,536	(21,536,516)
Consulting, services, commission and management fee	1,784,322	8,782,892	(6,998,570)
Gross Profit	6,083,922	14,430,187	(8,346,265)	3
Sale of goods	5,395,840	10,023,814	(4,627,974)
Consulting, services, commission and management fee	688,082	4,406,373	(3,718,291)
Other income (expenses)	3,307,234	2,418,805	888,429
General and administrative expenses	(3,662,729)	(6,029,735)	2,367,006	4
Net income from continued operations	5,728,427	10,819,257	(5,090,830)
EBITDA	9,409,947	13,923,396	(4,513,449)
Depreciation and amortization (D&A)	(3,227,869)	(2,764,089)	(463,780)	5
EBIT	6,182,078	11,159,307	(4,977,229)
Net Interest	(453,651)	(340,050)	(113,601)
Tax	0	0	0
Net Income from continuing operations	5,728,427	10,819,257	(5,090,830)
Less:Net( income) loss attributable to Non - controlling interest	(655,708)	(2,127,824)	1,472,116	7
Net income from continuing operations attributable to SIAF Inc. and subsidiaries	5,072,719	8,691,433	(3,618,714)
Weighted average number of shares outstanding
- Basic	30,653,770	22,626,849	8,026,921
- Diluted	30,653,770	24,798,148	5,855,622
From continuing and discontinued operations				8
Basic	0.17	0.38	-0.21
Diluted	0.17	0.36	-0.19

From continuing operations
Basic	0.17	0.38	-0.21
Diluted	0.17	0.36	-0.19

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

•	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

The table below shows the segmental sales, gross profit and corresponding cost of sales for the three months ended March 31, 2017 (Q1 2017) compared to the three months ended March 31, 2018 (Q1 2018).

		Sales of goods		Cost of Goods sold		Sales of Goods’ Gross profit
	In US$	2018Q1	2017Q1	2018Q1	2017Q1	2018Q1	2017Q1

SJAP	Sales of live cattle	2,064,737	2,711,190	1,705,466	2,309,647	359,271	401,543
	Sales of feedstock		-		-		-
	Bulk Livestock feed	686,911	1,265,227	317,127	568,248	369,784	696,979
	Concentrate livestock feed	3,006,939	3,572,534	1,688,390	1,988,861	1,318,549	1,583,672
	Sales of fertilizer	646,437	556,024	425,341	360,109	221,096	195,915
	SJAP Total	6,405,024	8,104,975	4,136,324	5,226,865	2,268,700	2,878,109
	QZH Discontinued operation
HSA	Sales of Organic fertilizer	1,016,046	862,129	844,159	695,164	171,887	166,965
	Sales of Organic Mixed Fertilizer	1,349,521	1,901,874	769,526	1,074,904	579,995	826,970
	HSA Total	2,365,567	2,764,003	1,613,685	1,770,068	751,882	993,935
	SJAP’s & HS.A./Organic fertilizer total	8,770,591	10,868,978	5,750,009	6,996,933	3,020,582	3,872,044
JHST	Sales of Fresh HU Flowers				-		-
	Sales of Dried HU Flowers		-		-		-
	Sales of Dried Immortal vegetables		-		-		-
	Sales of Vegetable products	1,050,229	1,323,176	894,722	455,501	155,507	867,675
	JHST/Plantation Total	1,050,229	1,323,176	894,722	455,501	155,507	867,675
MEIJI			-		-		-
	Sale of Live cattle (Aromatic)	4,998,083	8,412,087	4,528,498	6,983,456	469,585	1,428,631
	MEIJI / Cattle farm Total	4,998,083	8,412,087	4,528,498	6,983,456	469,585	1,428,631
SIAF					-		-
	Sales of goods through trading/import/export activities				-		-
	on seafood	8,818,702	7,422,005	7,915,342	6,597,338	903,360	824,667
	on imported beef and mutton	7,621,255	15,688,575	6,774,449	13,945,400	846,806	1,743,175
	SIAF/ Others & Corporate total	16,439,957	23,110,580	14,689,791	20,542,738	1,750,166	2,567,842
			-		-		-
Group Total		31,258,860	43,714,821	25,863,020	34,978,628	5,395,840	8,736,192

Overall comparison of Q1 2017 to Q1 2018

The Company’s revenues from continuing operations generated from the sale of goods decreased by $11,851,721 or -27.1%, from $43.7m for the quarterly period ended March 31, 2017 compared to $31.3m for the same period ended March 31, 2018. The decrease was primarily due to decrease in revenue from the following sectors:

(i)	SJAP’s combined sales in live cattle, feed stocks and fertilizer dropped $1.7 million (or -21%) from Q1 2016’s $8.1m to Q1 2017’s $6.4m.
(ii)	HSA’s sales of fertilizer decreased by $0.4m (-14%) from Q1 2017’s $2.76m to Q1 2018’s $2.36m
(iii)	Cattle farm (MEIJI) sector decreased by $3.4m (-41%) from $8.4 million in Q1 2017 to $5.0 million in 2018 Q1,
(iv)	The Corporate (SIAF trading) sector fell by $6.7m (-29%) from $23.1 million in Q1 2017 to $16.4 million in 2018 Q1.

The Company’s cost of goods sold decreased by $9.12m (-26%), from $34.98m for the quarterly period ended March 31, 2017 compared to $25.86m for the same period ended March 31, 2018. The decrease was primarily due to the decrease in goods sold from divisions mentioned above, collectively.

Gross profits of the Company generated from goods sold decreased by $3.3m (38%), from $8.7m for the quarterly period ended March 31, 2017 compared to $5.4m for the same period ended March 31, 2018. The decrease was primarily due to a drop in sales of goods in the above-mentioned divisions.

QZH became a discontinued operation on December 30, 2017.

In US$	Sales of goods		Cost of Goods sold		Sales of Goods’ Gross profit
	2018Q1	2017Q1	2018Q1	2017Q1	2018Q1	2017Q1
Discontinued operation
* QZH’s (Slaughter & Deboning operation)	-	118,708	-	51,408	-	67,300
** QZH’s (Deboning operation)		-		-	-	-
on cattle & Lamb locally supplied	-	948,955	-	768,215	-	180,740
on imported beef and mutton	-	12,640,866	-	11,601,285	-	1,039,581
Sales of live cattle		-		-		-
QZH Total	-	13,708,529	-	12,420,908	-	1,287,621

•	1. (i) Primary Producing and Processing Sectors refer to SJAP and HSA operations

In US$		Sale of goods		Cost of Goods sold		Gross profit (Sales)
		2018Q1	2017Q1	2018Q1	2017Q1	2018Q1	2017Q1
	Primary producing Sector
SJAP	Sale of live cattle	2,064,737	2,711,190	1,705,466	2,309,647	359,271	401,543
	% of increase or decrease (-)		-24%		-26%		-11%
	Sale of feedstock
	Bulk Livestock feed	686,911	1,265,227	317,127	568,248	369,784	696,978
	% of increase or decrease (-)		-46%		-44%		-47%
	Concentrate livestock feed	3,006,939	3,572,534	1,688,390	1,988,861	1,318,549	1,583,673
	% of increase or decrease (-)		-16%		-15%		-17%
	Sale of fertilizer	646,437	556,024	425,341	360,109	221,096	195,915
	% of increase or decrease (-)		16%		18%		13%
	SJAP Total of primary producing sector	6,405,024	8,104,975	4,136,324	5,226,864	2,268,700	2,878,109
	% of increase or decrease (-)		-21%		-21%		-21%
QZH	Processing Sector (Derecognised since 30 December 2017)
	Slaughter & Deboning	-	118,708	-	51,408	-	67,300
	% of increase or decrease (-)		-100%		-100%		-100%
	Local cattle & Lamb	-	948,955	-	768,215	-	180,740
	% of increase or decrease (-)		-100%		-100%		-100%
	Imported beef and mutton	-	12,640,866	-	11,601,285	-	1,039,581
	% of increase or decrease (-)		-100%		-100%		-100%
	QZH Total of primary producing sector	-	13,708,529	-	12,420,908	-	1,287,621
	% of increase or decrease (-)		-100%		-100%		-100%
HS.A	Sale of Organic fertilizer	1,016,046	862,129	844,159	695,164	171,887	166,965
	Sale of Organic Mixed Fertilizer	1,349,521	1,901,874	769,526	1,074,904	579,995	826,970
	HS.A Total	2,365,567	2,764,003	1,613,685	1,770,068	751,882	993,935
	% of increase or decrease (-)		-14%		-9%		-24%

	SJAP & HS.A./Organic fertilizer total	8,770,591	24,577,507	5,750,008	19,417,841	3,020,582	5,159,665
	% of increase or decrease (-)		-64%		-70%		-41%

A. Combined revenue performance of SJAP & HSA decreased by -19% (or $2.1 million) from Q1 2017’s $10.87 million to Q1 2018’s $8.8 million primarily due to:

A.1. SJAP’s current activities in:

* Live Cattle sales are generated from its own farm without any sales generated from corporative farms thus reducing production / sales by -24% from Q1 2017’s $2.71 million to Q1 2018’s $2.1 million and the decrease is primarily due to low live cattle prices.

* The decrease in Bulk Stock Feed sales of -46% when comparing Q1 2017’s sales of $1.26 million to Q1 2018’s $0.69 million had been primarily due to the depressed cattle market reducing the production of live cattle, and, in turn, affecting sales of bulk livestock feed.

* Concentrated live-stock feed decreased by 16% from Q1 2017’s $3.57 million to Q1 2018’s $3.00 million due to less demand from cattle growers.

* The fertilizer sector increase of revenue by 16% from Q1 2017’s $0.56 million to Q1 2018’s $0.65 million was primarily due to some of the cattle growers using their land to grow alternative crops instead of cattle pasture, which requires more fertilizer to be applied.

A.2. QZH The Processing operation has been discontinued since December 30, 2017.

B. The overall performances of SJAP on Cost of sales and Gross Profits of:

* Cost of cost of goods sold decreased by 21% from Q1 2017’s $5.2 million to Q1 2018’s $4.1 million.

* Gross Profit decreased by 21% from Q1 2017’s $2.88 million to Q1 2018’s $2.27 million.

The primary reason for the corresponding decreases is due to the decrease of corresponding revenues.

The table below shows the itemized sale of goods and related cost of sales in quantity and unit price for the quarterly period ended March 31, 2017 compared to the same period ended March 31, 2018 for the beef and organic fertilizer divisions.

	Description of items
	Primary Producing Sector		2018Q1	2017Q1	Difference
SJAP	Production and Sale of live cattle	Head	829	1,082	-231
	Average unit sale price	US$/head	2,491	2,506	-15
	Unit cost price	US$/head	2,057	2,135	-78
	Production and sale of feedstock				-
	Bulk Livestock feed	MT	3,775	7,225	-2,015
	Average unit sale price	US$/MT	182	175	7
	Unit cost price	US$/MT	84	79	5
	Concentrated livestock feed	MT	6,594	8,230	-201
	Average unit sale price	US$/MT	456	434	22
	Unit cost price	US$/MT	256	242	14
	Production and sale of fertilizer	MT	3,300	3,004	417
	Average unit sale price	US$/MT	196	185	11
	Unit cost price	US$/MT	129	108	21
* QZH	Processing Sector
	Discontinued operation

The primary reason for the increase of unit sales and cost price in the livestock feed and fertilizer segments is mainly due to appreciation of RMB during the quarter that translated into higher equivalent of US$.

Subsequent events after the 10K 2017 report:

1.	During late February 2018 to early March 2018 SJAP hosted a series of investor conferences inviting financial institutions, developers, traders, fund managers, businessmen, and professionals of various commercial activities supported by local government officials etc. to introduce the Cattle and meat trade center (C&MT) concept. The concept was well received, and, thus far, has drawn initial interest from a highly reputable Guangzhou Investment firm, as well as a Government backed Securities Investment company. SJAP will work with these institutions to secure the necessary capital to meet its long-term development plan.

2.	SJAP is preparing documentation required for the application of the (C&MT) permit, which would allow SJAP the right to develop and to operate the (C&MT) center; its submission targeted sometime in Q2 2018. The application process takes several months, yet if granted will provide SJAP a golden opportunity to develop one of the largest cattle trade centers in the country.

3.	In the interim, SJAP is recruiting new talent and reorganizing its operations in preparation of changing its business activity into one of a commercial developer in the cattle industry instead of one as a primary producer, which it is, currently.

•	1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

In US$		Sale of Goods		Cost of Goods sold		Gross Profit (Sales)
		2018Q1	2017Q1	2018Q1	2017Q1	2018Q1	2017Q1
HS.A	Sale of Organic fertilizer	1,016,046	862,129	844,159	695,164	171,887	166,965
	Sale of Organic Mixed Fertilizer	1,349,521	1,901,874	769,526	1,074,904	579,995	826,970
	HS.A Total	2,365,567	2,764,003	1,613,685	1,770,068	751,882	993,935
	% of increase or decrease (-)		-14%		-9%		-24%

		2018Q1	2017Q1
HSA	Fertilizer and Cattle operation

	Organic Fertilizer	4,162	3,557
	% of increase or decrease (-)		17%
	Average Unit sale price	244	236
	Unit cost price	203	192
	Organic Mixed Fertilizer	3,100	4,680
	% of increase or decrease (-)		-34%
	Average Unit sale price	435	406
	Unit cost price	248	230
	Retailing packed fertilizer (For super marlet sales)		33
	% of increase or decrease (-)
	Average Unit sale price		675
	Unit cost price		346

	Total of fertilizer	7,262	8,270
	% of increase or decrease (-)
	Average of overall sale price	326	334
	% of increase or decrease (-)		-2%

Overall sales volume of fertilizer decreased by 1,008 MT (12%) from 8,270 MT in Q1 2017 to 7,262 MT in Q1 2018 with revenue and gross profit having decreased to 14% and 24%, respectively for the same period primarily due to the production of the Organic Mixed Fertilizer having required time to return to normal production as explained in the Annual Report on Form 10-K for our fiscal year ended December 31, 2017 (the 2017 10-K. However, HSA’s production in Q1 2018 is improving having produced 4,161 MT of Organic fertilizer in Q1 2018 compared to Q4 2017’s 3,578 MT and 3,100 MT of Organic Mixed Fertilizer in Q1 2018 compared to Q4 2017’s 2,566 MT.

During the quarter, HSA has been discussing with a reputable company experienced in the breeding and growing of Asian Yellow Cattle (“AYC”) to jointly develop and manage the AYC project. If this joint development materializes, HSA will save much time on its learning curve, looking to initiate the project much faster and earlier than trying to develop and to manage the project on its own.

Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. No harvest or sales of HU flowers occurred during Q1 2018, which is a normal situation as harvest of HU flowers begins in late June each year, thus revenue in Q1 2018 derived from the sales of cash crops.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods’ Gross profit
		2018Q1	2017Q1	2018Q1	2017Q1	2018Q1	2017Q1
JHST	Sales of Fresh HU Flowers
	Sales of Dried HU Flowers
	Sales of Dried Immortal vegetables
	Sales of Other Value added products	1,050,229	1,323,176	894,722	455,501	155,507	867,675
	JHST/Plantation Total	1,050,229	1,323,176	894,722	455,501	155,507	867,675

Subsequent events as reported in the 2017 10-K:

One of the plans of JHST was to plant other cash crops to provide an alternative source of income for the plantation. Immortal Vegetable (“IV”) plants have properties that some believe induce good health. The Company has processed these into small herbal tea bags - selling them as organic herbal health tea. Laboratory test results show that each kilo of fresh IV contains 0.58 gram of selenium, which adds value to their sales. As of the 2015 season there were 70 Mu designated for growing immortal vegetables on the plantation, however sales of this products did not reach targeted levels such that in 2017 the Company maintained only a small plot of about 10 Mu for growing IV. We did not sell any dried IV tea in 2017, but we kept over 20,000 Kg dried IV tea in inventory planning to relaunch its sales by one of the country’s top e-commerce operators in 2018 that will involve: (a) repackaging the products by a well-known and reputable health food processor and promoter into three separate and different health products with each product reflecting its own health property instead of an all-in-one application like had been, previously and (b) promoting the product under one of the China’s best brand names of health herbal products. Our herbal health tea products (“HHTP”) have been accepted by one of their franchisees during March 2018, and, as such, we are working on trials with the processor over the coming months to start launching the HHTP onto an e-commerce platform targeting Q3 2018 depending on the successful outcome of the trials to meet various marketing markers satisfactorily. If HHTP is launched successfully, there is good potential for JHST’s plantation to generate sustainable high sales revenues and profit from 2018 onward because the IV are very durable plants with strong disease resistant characteristics having good growth rates producing 5 yields per year (average of 50 MT of fresh produce / acre / year) at a reasonable cost of production averaging at RMB1000 / MT or the equivalent of RMB50,000 / acre. Practically speaking, the whole plant (that is, the flowers, leaves, sterns and roots) can be dried into the HHTP averaging 5 MT of HHTP / acre / year. We are targeting to plant about 15 acres in year 1 (starting from Q3 2018) to process into 75 MT of HHTP to generate direct farm sales (excluding marketing and other associated sales revenue and costs, etc.) up to RMB45 million / year 1 (or the equivalent of $7.2 million) at about a 70% gross profit margin. If successful, it will enhance revenue and profit by more than 200% of JHST’s annual sales revenue and gross profit generated in either FY2016 or FY2017.

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

•	3. Cattle Farm Division refers to the operations of Cattle Farm 1 under JHMC where cattle are sold live to third party livestock wholesalers who resell them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sale of Goods		Cost of Goods sold		Gross Profit (Sales)
		2018Q1	2017Q1	2018Q1	2017Q1	2018Q1	2017Q1

MEIJI
	Sale of Live cattle (Aromatic)	4,998,083	8,412,087	4,528,498	6,983,456	469,584	1,428,631
	MEIJI / Cattle farm Total	4,998,083	8,412,087	4,528,498	6,983,456	469,584	1,428,631
	% of increase or decrease (-)		-41%		-35%		-67%

	Description of items	2018Q1	2017Q1	Difference
MEIJI	Production and sale of Live cattle (Aromatic)	1,587	4,401	-2,814
	Average Unit sale price	3,149	1,911	1,238
	Unit cost price	2,853	1,587	1,266

Revenue from the cattle farm sales decreased by $3,414,004 (-41%) from $8,412,087 for the quarterly period ended March 31, 2017 compared to $4,998,083 for the same period ended March 31, 2018. The major factor for the decrease was primarily due to the farms are growing and fattening AYC, and whereas the domestic prices of the AYC were not being affected by imports, their growth rate is slower due to their small stature, which, in turn, reduces these sales revenue based on volume, yet experience a high return on gross profit as explained in our 10K (2017) report, which reflected $3.77 million in gross profit having been derived from sales of $20.4 million of AYC in 2017 when compared to the $1.5 million gross profit derived from WOBC sales of $29.84 million in 2016. This quarter the main reason for lower gross profits compared to Q1 2016 is that some of the AYC being stocked have not reached the market sizes due to the Chinese New Year (CNY) break, in that cattle purchased after the CNY have less time toward fattening to meet the sales of the quarter.

Cost of goods sold from cattle farm decreased by $2,454,958 (-35%) from $6,983,456 for the quarterly period ending March 31, 2017 compared to $4,528,498 for the same period ended March 31, 2018. The decrease was primarily due to the corresponding decrease of sales.

Gross profit from cattle decreased by $959,046 from $1,428,631 for the quarterly period ended March 31, 2017 to $469,585 for the same period ended March 31, 2018. The decrease was primarily due to the corresponding decrease in revenue.

•	4 Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

In US$		Sale of Goods		Cost of Goods sold		Gross Profit (Sales)
		2018Q1	2017Q1	2018Q1	2017Q1	2018Q1	2017Q1

SIAF
	Sale of goods through trading/import/export activities
	on seafood	8,818,702	7,422,005	7,915,342	6,597,338	903,360	824,667
	% of increase or decrease (-)		19%		20%		10%
	on imported beef and mutton	7,621,255	15,688,575	6,774,449	13,945,400	846,806	1,743,175
	% of increase or decrease (-)		-51%		-51%		-51%
	SIAF/ Others & Corporate total	16,439,957	23,110,580	14,689,791	20,542,738	1,750,166	2,567,842
	% of increase or decrease (-)		-29%		-28%		-32%

			2018Q1	2017Q1	Difference
SIAF	Seafood trading from imports
	Mixed seafoods	MT	503	270	233
	Average sale price	US$/MT	17,532	27,439	-9,907
	Average cost price	US$/MT	15,736	24,390	-8,654
	Beef & Lambs trading from imports	MT	313	1,225	-912
	Average sale price	US$/MT	24,349	12,807	11,542
	Average cost price	US$/MT	21,644	11,384	10,260

Revenues from the corporate division decreased by $6,670,623 (-29%) from $23,110,580 for Q1 2017 to $16,439,957 for Q1 2018. The decrease was primarily due to the reducing imports of lower grade beef selling at $12,807 / MT and costing $11,834 / MT, which were imported in greater volume, versus concentrating on importing higher grade beef selling at $24,349 / MT and costing $21,644 / MT. In this respect, sales and gross profit on the beef import for the coming quarters will improve as more upper grade goods have been ordered to arrive this quarter going forward. Import seafood sales during the quarter, however, have been increasing and are expected to continue throughout the coming quarters as more suppliers gain confidence in our distribution channels and provide us with greater supply.

Correspondingly, the cost of goods sold from corporate decreased by $5.85 million (-28%) from $20,542,738 for Q1 2017 to $14,689,791 for Q1 2018, and gross profit from the corporate division decreased by $817,676 (-32%) from $2,567,842 for the three months ended March 31, 2017 to $1,750,166 for the three months ended March 31, 2018.

•	5.A. Engineering technology consulting and services: (The Continuing Operation of CA)

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for the same period ended March 31, 2018 and 2017.

	2018Q1	2017Q1	Difference	Description of work
Service revenues (Consulting and Services)
CA	2,472,404	13,189,265	(10,716,861)	Work in progress on PF(2)’s and some corporate growers’ open dams being developed into ODRAS 3rd generation farming operations
Group Total Revenues	2,472,404	13,189,265	(10,716,861)
Cost of service
CA	1,784,322	8,782,892	(6,998,570)
Group Total Cost of Consulting and Services	1,784,322	8,782,892	(6,998,570)
Gross Profit
CA	688,082	4,406,373	(3,718,291)
Group Total Gross Profit	688,082	4,406,373	(3,718,291)

Revenue (consulting, service, commission and management fee):

Revenue decreased by $10,716,861 (-81%) from $13,189,265 for the quarterly period ended March 31, 2017 to $2,472,404 for the same period ended March 31, 2018. Since Tri-way is CA’s main client currently CA’s income is heavily dependent on Tri-way having sufficient cash-flow, which had not been available during Q1 to spend on farm development, thus reducing CA’s C&S income during the quarter.

Correspondingly, the cost of services for consulting, service, commission and management fees decreased by $6,998,570 (-79%) from $8,782,892 for the quarterly period ended March 31, 2017 to $1,784,322 for the same period ended March 31, 2018. The decrease was primarily due to lower revenues of the quarter.

Gross profit from consulting, service, commission and management fees decreased by $3,718,291 (-84%), from $4,406,373 for the quarter period ended March 31, 2017 to $688,082 for the same period ended March 31, 2018.

Note (4)

Other Income

The other income for the three months ended March 31, 2017 amounted to $2,418,805 and derived from the combination of share of income from unconsolidated equity investee of $2,758,855, a government grant of $165,488, less interest expense of $505,538.

The other income for the three months ended March 31, 2018 amounted to $3,307,234 and derived from the combination of share of income from unconsolidated equity investee of $3,782,011, other income of $878, non-operating expenses of $22,004, less interest expense of $453,651.

•	Note (5) General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) decreased by $2,544,093 (-39%), from $6,535,273 for Q1 2017 to $3,991,180 for Q1 2018. The change was primarily due to decrease in wages and salaries of $1,455,485 from $2,002,126 for Q1 2017 to $546,642 for Q1 2018, a decrease in depreciation and amortization by $239,933 from $1,421,988 in Q1 2017 to $1,182,055 in Q1 2018 and a decrease in interest expense by $51,887 from $505,538 in Q1 2017 to $453,651 in Q1 2018.

The Company is taking extra steps to ensure that these expenses are reduced in conformity with cash flow allowance.

Table (to Note 5)

Category	2018Q1	2017Q1	$ Difference

Office and corporate expenses	$1,304,145	$1,418,672	$(114,527)

Wages and Salaries	$546,642	$2,002,126	$(1,455,485)
% of increase or decrease (-)		-73%
Traveling and related lodging	$3,542	$17,180	$(13,638)

Motor vehicles expenses and local transportation	$9,906	$35,610	$(25,704)

Entertainment and meals	$17,576	$135,644	$(118,068)

Others and miscellaneous	$598,863	$998,515	$(399,652)

Depreciation and amortization	$1,182,055	$1,421,988	$(239,933)
% of increase or decrease (-)		-17%
Sub-total	$3,662,729	$6,029,735	$(2,367,006)

Interest expense	$453,651	$505,538	$(51,887)
% of increase or decrease (-)		-10%

Total	$4,116,380	$6,535,273	$(2,418,893)
% of increase or decrease (-)		-37%

Note (6) Depreciation and Amortization

Depreciation and amortization increased by $463,780 (17%), to $3,227,869 for Q1 2018 from $2,764,089 for Q1 2017. The increase was due to the increase of depreciation by $514,698 to $2,658,508 for Q1 2018 from depreciation of $2,143,810 for Q1 2017 and the decrease of amortization by $50,918 to $569,361 for Q1 2018 from amortization of $620,279 for Q1 2017.

In this respect, total depreciation and amortization amounted to $3,227,869 for Q1 2018, of which amount $1,182,055 was reported under general and administration expenses and $2,045,814 was reported under cost of goods sold compared to total depreciation and amortization of $2,764,089 for Q1 2017, out of which amount $1,421,988 was reported under General and Administration expenses and $1,342,101 was reported under cost of goods sold.

Note (7). Non-controlling interests

Table (F) below shows the derivation of non-controlling interest:

Name of China subsidiaries	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)	Hunan Shenghua A Power Agriculture Co., Limited (China)	Qinghai Sanjiang A Power Agriculture Co Ltd (China)	Total
Effective shareholding	75%	75%	76%	41.25%
Abbreviated names	(JHST)	(JHMC)	(HSA)	(SJAP)

Net income (loss) of the P.R.C. subsidiaries for the period ended 31 March 2018 in $	215,907	909,926	380,338	3,191,064

% of profit sharing of non-controlling interest	25%	25%	24%	55%

Non-controlling interest’s shares of Net incomes in $	53,977	227,482	91,281	1,755,086	2,127,826

The Net Income attributed to non-controlling interest is $2,127,826 shared by (JHST, JHMC, HAS and SJAP, collectively) for Q1 2018 as shown in Table (F), above.

Note (8) Earnings per share (EPS)

Earnings per share from continuing operations decreased by $0.21 (basic) and $0.19 (diluted) per share from EPS of $0.38 (basic) and $0.36 (diluted) Q1 2017 to EPS of $0.17 (basic) and $0.17 (diluted) for Q1 2018.

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the three months ended March 31, 2018 (Q1 2018) compared to the 12 months ended December 31, 2017.

Consolidated Balance sheets	March 31,2018	December 31,2017	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	621,884	560,043	61,841	B
Inventories	58,354,189	52,628,947	5,725,242	9
Costs and estimated earnings in excess of billings on uncompleted contracts	250,828	1,249,187	(998,359)
Deposits and prepaid expenses	72,804,156	70,459,650	2,344,506	10
Accounts receivable	86,567,127	82,971,418	3,595,709	11
Other receivables	27,309,646	20,680,478	6,629,168
Total current assets	245,907,830	228,549,723	17,358,107
Property and equipment
Property and equipment, net of accumulated depreciation	255,687,803	246,857,797	8,830,006	12
Construction in progress	9,473,451	6,178,308	3,295,143	13
Land use rights, net of accumulated amortization	56,257,506	54,838,031	1,419,475	14
Total property and equipment	321,418,760	307,874,136	13,544,624
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	9,505,423	9,588,605	(83,182)
Investment in unconsolidated equity investee	196,063,253	193,267,696	2,795,557	15
Long term investment	-	-
Temporary deposits paid to entities for investments in future Sino Joint Venture companies	34,895,444	34,917,222	(21,778)
Total other assets	241,189,060	238,498,463	2,690,597
Total assets	808,515,650	774,922,322	33,593,328
Current liabilities				16
Accounts payable and accruals	5,407,330	4,243,496	1,163,834
Billings in excess of cost and estimated earnings on uncompleted contracts	5,682,443	5,740,065	(57,622)
Due to a director	437,406	107,074	330,332
Other payables	40,794,967	40,593,482	201,485
Borrowings-Short term bank loan	4,850,509	4,667,890	182,619
Negotiable promissory notes	977,155	977,155	-
Derivative liability	2,100	2,100	-
Convertible note payable	3,894,978	3,894,978	-
Income tax payable	1,116	377	739
Total current liabilities	62,048,004	60,226,617	1,821,387
Non-current liabilities
Other payables	11,933,554	11,089,779	843,775
Borrowings - Long term bank loan	6,281,807	6,045,302	236,505
Convertible note payables			-
Total non-current liabilities	18,215,361	17,135,081	1,080,280
Stockholders’ equity
Common stock	33,184	29,363	3,821
Additional paid-in capital	172,822,203	169,743,640	3,078,563
Retained earnings	446,561,226	441,488,507	5,072,719
Accumulated other comprehensive income	12,973,414	2,346,174	10,627,240
Treasury stock	-1,250,000	-1,250,000	-
Total SIAF Inc. and subsidiaries’ equity	631,140,027	612,357,684	18,782,343
Non-controlling interest	97,112,258	85,202,940	11,909,318
Total stockholders’ equity	728,252,285	697,560,624	30,691,661
Total liabilities and stockholders’ equity	808,515,650	774,922,322	33,593,328

This Part B discusses and analyzes certain items that we believe would assist stakeholders in obtaining a better understanding of the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalents amounted to $61,841 derived from cash and cash equivalents of $621,884 and $560,043 as at March 31, 2018 and 31 December 2017, respectively. The difference in cash and cash equivalents between these two dates is primarily due to the higher revenues generated during Q1 2018 compared to year ended December 31, 2017.

Note (9) Break down of inventories

	Mar 31,2018	December 31,2017	Difference
	$	$	$
Bread grass	693,809	976,514	(282,705)
Beef cattle	9,401,381	5,903,442	3,497,939
Organic fertilizer	16,374,521	16,832,390	(457,869)
Forage for cattle and consumable	6,926,350	7,397,910	(471,560)
Raw materials for bread grass and organic fertilizer	21,822,473	19,113,274	2,709,199
Immature seeds	3,135,655	2,405,417	730,238
	58,354,189	52,628,947	5,725,242

The main increases in inventories came from (i) beef cattle (up $3.5m) primarily due to the cumulative increase of breeding stock and lowering sales in marketable stocks to avoid losses while the livestock prices were low during the quarter and (ii) raw materials for bread grass and organic fertilizer (up $2.7m) primarily due to the need to process more fertilizer in readiness for the increase of sales during the coming quarters of 2018.

Note (10) Breakdown of Deposits and Prepaid Expenses

The actual deposit and prepaid expenses increased by $2,344,505 from Q4 2017’s $70,459,650 to Q1 2018’s 72,804,155.

	Mar 31, 2018	December 31, 2017	Difference
	$	$	$
Deposits for
- purchases of equipment	2,908,124	2,815,774	92,350
- acquisition of land use rights	3,371,501	3,244,567	126,934
- inventories purchases	22,757,154	24,282,950	(1,525,796)
- aquaculture contracts	11,814,144	11,365,748	448,396
- consulting service providers and others	25,761,658	25,427,293	334,365
- construction in progress	3,559,336	702,625	2,856,711
- issue of shares as collateral	2,632,238	2,620,693	11,545
Prepayments - debts discounts and others	72,804,155	70,459,650	2,344,505

Note (11) Breakdown of Accounts receivable:

	March 31, 2018
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year	Over One year
	$	$	$	$	$	$
Consulting and Service (C&S) totaling
CA	52,478,526	-	3,413,141	-	5,775,840	43,289,545
Sales of imported seafood (Corporate Sector of SIAF)	16,278,171	7,298,439	8,979,732	-	-	-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	4,100,851	-	4,100,851	-	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)	1,242,215	384,423	678,332	122,731	56,729	-
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	8,326,641	2,273,165	3,883,906	1,390,010	779,560	-
Sales Fertilizer from (HSA)	4,140,723	800,461	1,579,469	589,607	1,171,186	-

Total	86,567,127	10,756,488	22,635,431	2,102,348	7,783,315	43,289,545

Information on trading terms and provision for diminution in value of accounts receivable:

The account receivable of CA’s C&S services is totaling to US$52,478,526, wherein $3,413,141 lies within an aging period of 31 - 90 days, $5,775,840 within 120 days to one year, and $43,289,545 of over one year.

•	The $43,289,545 in outstanding receivables was settled by Tri-way through the issuance of shares, comprising 12.71% equity holding in Tri-way. Further information of this exchange can be found in the Company’s 2017 10-K.

•	CA remains as the turnkey contractor appointed by Tri-way (that is the Master APM License Holder of China granted by CA for 50 years) to carryout development and construction work for APM and ODRAS fish farms (inclusive the Mega farm APM project and other ODRAS farm projects) being developed for Tri-way.

•	The other account receivables are spread among 5 main subsidiaries and their respective subsidiaries within their own organization (i.e. SJAP has 5 and JHST has 2 subsidiaries, for example), each of them carrying a receivable aging period less than 12 months and within normal trading terms. Thus, no diminution in value is required, as the credit quality of the receivables are not in doubt.

Information on concentration of credit risk of revenue:

We have 4 major long-term customers, referred to as referring to as Customer A, B, C and D in the financial statements who have accounted for 73.29% of our consolidated revenues for Q1 2018 as shown in the table below:

	Three months ended March 31, 2018
	% of total Revenue	$	Customer’s Total Revenue
Customer A	31.66%		10,678,768
Customer B	17.08%		5,761,189
Customer C	14.82%		4,998,083
Customer D	8.91%		3,006,939

	72.47%		24,444,979

	Three months ended March 31, 2018
	% of total Revenue	$	Customer’s Total Revenue
Customer A	31.66%		10,678,768
Customer B	17.08%		5,761,189
Customer C	14.82%		4,998,083
Customer D	8.91%		3,006,939

	72.47%		24,444,978

Customer A is Shanghai Vigour Trading Co. Ltd., which is one of our main distributors selling most of our imported goods (inclusive of Beef and Seafood). During Q1 2018, we sold $10.7 million of goods to Shanghai Vigour representing 31.66% of our total revenue of $33.7 million derived mainly from Corporate and Others Division segment.

Customer B is APNW through our divestment when Tri-way became an Associate Investee. The amount of $13 million shown above will be fully paid when Tri-way issues shares to offset this amount.

Customer C is Mr. Zhen Runchi, who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets, and at the same time supplies us young cattle for rearing. During Q1 2018, we sold $5.0 million of goods to Mr. Zhen Runchi, representing 14.82% of the Company’s total revenue of $33.7 million

Customer D is Zhang Zhijie (张志杰-SJAP销售精饲料). During Q1 2018, we sold $3.0 million of goods representing 8.91% of our total sales of goods revenue of $33.7 million.

 Information on concentration of credit risk of account receivable:

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	31-Mar-18	31-Dec-17

Customer A	10.37%	7.34%
Customer B	8.43%	7.49%
Customer C	4.8%	4.78%
Customer D	4.77%	-%
Customer E	60.62%	27.13%
Customer F	-%	12.31%
	88.99%	59.05%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past, and is not aware of any financial difficulties of its major customers.

Note (12) Property and equipment, net of accumulated depreciation

31-Mar-18

Plant and machinery	$5,683,042
Structure and leasehold improvements	217,026,839
Mature seeds and herbage cultivation	54,647,803
Furniture and equipment	704,173
Motor vehicles	634,686
278,696,543

Less: Accumulated depreciation	(23,008,740)
Net carrying amount	$255,687,803

Note (13) Construction in progress

31-Mar-18

Construction in progress
- Rangeland for beef cattle and office building	9,473,451

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2018.03.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	203,193	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	32,541,200	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	313,042	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	875,256	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	845,666	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,848,531	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,681,772	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	791,010	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	681,114	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,122,666	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,129,611	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,303,389	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	442,657	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	240,869	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	3,934,071	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,594,240
Exchange difference							525,598		-290,781
			654				67,756,251	131,789	56,257,506

Note (16) Current Liabilities:

	As at March 31, 2018	Note
Current liabilities	$
Accounts payable and accrued expenses	5,407,330	16.A
Billings in excess of costs and estimated earnings on uncompleted contracts	5,682,443
Due to a director	437,406
Other payables	40,794,967	16 B
Borrowings - Short term bank loan	4,850,509
Negotiable promissory notes	977,155
Derivative liability	2,100
Convertible note payable	3,894,978
Income tax payable	1,116
	62,048,004

Note 16A: Accounts payable and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms meaning that most purchases are paid for in cash or short-term credit (7 to 10 days), which in a way allows us bargaining capacity to obtain cash discounts resulting in the low trade account payables and accruals balance of $11.6 million, about 16% of total sales of $71 million for the reasons stated below:

Our main Account Payables during Q1 2018 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of revenue averaging 72% for CA.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned excellent credibility with all of our suppliers and sub-contractors.

3.

In SJAP, the bulk of our fertilizers were sold to farmers who are growing pastures and crops for us such that their fertilizer sales were kept as book entries that would be offset with the pastures and crops that we would buy back from them. In the case of HSA, it is essential to provide longer credit terms (up to 360 days) to their customers (that are farmers) whereas respective payments for cost of sales (i.e., raw materials and processed materials etc.) and cost of production (i.e. wages and salaries, fuel and associated cost of production etc.) are at much shorter payment terms (i.e. 30 / 60 days).

4.	Bulk livestock feed is produced by regional cooperative growers under contract to us and they use our supply of fertilizer and seeds that represented the main cost components enhancing cost of sales, which average is at 65.58% for Q1 2018. Again, sale of fertilizer is held on credit against crops and pasture grass purchased from them, as well as bulk livestock feed sold to them for cattle rearing, and reconciled once cattle are purchased from them.

Note (16B): Analysis of Other Payables:

As of March 31, 2018, other payables totaling $40,794,967 consisted of the following:

•	Straight note payable of $29,367,999 represents a 10.5% Convertible Note in the aggregate principal amount of up to $33,300,000 issued on August 29, 2014. On July 18, 2017, the Company and the note holder entered into a restructuring agreement regarding the settlement of the Note as follows:

(i)	50% in cash settlement of $15,589,000 to be paid in monthly installments.
(ii)	The other 50% balance of $15,589,000 to be settled by the issuance of 5,196,333 common shares of the Company and 400,000 shares of Tri-way Industries Limited.

As of the date of this report, the Company has paid $4 million with $11,589,000 remaining owed on the $15,589,000 balance.

•	Over the past years, other advances had been provided by other unrelated third parties, contractors, services providers, and agents fees etc. to our subsidiaries with some in promissory notes or agreements at no fixed term of repayment and interest free; and with some are at interest rate calculated from 3% up to 8% for tenure 2 to 5 years; and some are by verbal arrangement. These sums amount to $13,616,967 unpaid and outstanding as of March 31, 2018 after the settlement of $3,941,211 by the issuance of 5,515,925 shares at an average of $0.72 / share during Q1 2018.

Note (16C): Analysis of Convertible Notes payables:

On October 20, 2017, the Company issued another Convertible Note (the “Note 2”) with a principal amount of $4,000,000 due on February 28, 2018. The note holder had the option to convert all or any part of the outstanding note into the common stock of the Company (the “Primary Optional Conversion”) or TRW (the “Secondary Optional Conversion”) at any time for a period of eight months from the note’s maturity date. The conversion price for Primary Optional Conversion is lesser of $1.5 per share or at 65% of the market share price of the Company. While the conversion price for Secondary Optional Conversion is $3.41 per share subject to equitable adjustment for stock split, stock dividend or right offerings.

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW.

As of the date of this report, no settlement has occurred for both the origination fee and the interest payment, and the note holder has agreed to (1) extend the conversion of shares and to work with the Company for the issuance of shares at a time when better market conditions were evident and (2) to reschedule the repayment of the $2,000,000 in cash at an interest rate of less than 10% annually into monthly repayments at a monthly amount that can be serviced by the Company’s cash flow over the coming months.

This note has been recorded in the Company’s financial referring to Note 22 of the financial.

Note (17) Non-current liabilities

Other payables of $11,933,554: During Q1 2018, the Company issued promissory notes amounting to $1,129,940 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries). During Q1 2018 we redeemed $ 0 of Promissory Notes for advances granted by third parties in past fiscal years to be settled by the issuance of shares and / or cash leaving a balance of $11,933,554 of promissory notes still due and outstanding as of March 31, 2018.

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

The Company has filed yearly tax returns from 2007 to 2016, accordingly.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the three months ended March 31, 2018 and 2017 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the three months ended March 31, 2018 and 2017.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the three months ended March 31, 2018 and 2017.

No Swedish Corporate income tax has been provided in the consolidated financial statements, since SIAFS incurred a tax loss for the three months ended March 31, 2018.

No deferred tax assets and liabilities have been assessed as of March 31, 2018 and December 31, 2017 since there was no difference between the financial statements carrying amounts and the tax basis of assets and liabilities utilizing the enacted tax rates in effect for the period in which the differences are expected to occur.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

None.

Liquidity and Capital Resources

As of March 31, 2018, unrestricted cash and cash equivalents amounted to $621,884 (see notes to the consolidated account), and our working capital as of March 31, 2018 was $183,985,026.

As of March 31, 2018, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,850,509				4,850,509
Convertible Note Payable		3,894,978			3,894,978
Long Term Debts	238,550	795,165	1,272,265	3,975,827	6,281,807
Promissory Notes	11,933,554				11,933,554

Cash provided by operating activities amounted to $(5,570,600) for Q1 2018. This compares with cash provided by operating activities totaling $12,555,256 for Q1 2017. The decrease in cash flows from operations primarily resulted from the decrease of other payables to $1,045,261 for Q1 2018 from $9,392,511 for Q1 2017.

Cash used in investing activities totaled $5,475,604 for Q1 2018. This compares with cash used in investing activities totaling $9,350,735 for Q1 2017. The decrease in cash flows used in investing activities primarily resulted from payment for construction in progress of $3,053,435 in Q1 2018 from $4,699,322 in Q1 2017.

Cash used in financing activities totaled $0 for Q1 2018. This compares with cash from financing activities totaling $0 for Q1 2017.

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

The Company’s expenditures as the consulting and service provider providing turnkey services to the China Developer for the development of the project include (i) administrative and operational expenses provided for and incurred in the project (charged and recorded under general and administrative operation expenses), billable to the China Developer, (ii) other development expenditures (inclusive of subcontractors’ and sub-suppliers’ costs plus mark-up) billable to the Developer, as well. Consulting & Services fees are exclusively billed to the third-party China Developer, and not to the future SFJVC companies.

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

As at end of Q1 2018 Tri-way’s acquisition of assets from other fish farms in Prawn Farms 1 to 4 and the buyout of 25% in Jiangmen Fishery Development Co. (JFD), which is a SFJVC, illustrates a typical example of the transaction mentioned above.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended March 31, 2018 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 606, using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Consulting and service income from development contracts

The Company recognizes consulting and service income from development contracts revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Consulting and service income from development contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. The company recognizes revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method (an input method) is the most faithful depiction of the company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of depreciation and amortization. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (i.e., the company integrates the materials, labor and equipment into the deliverables promised to the customer). Customer-furnished materials are only included in revenue and cost when the contract includes construction activity and the company has visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. The Company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on consulting and service income from development contracts are typically due within 360 days of billing, depending on the contract.

Variable Consideration

The nature of the company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. The company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable, and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

The Company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company’s work on a project. Historically, warranty claims have not resulted in material costs incurred.

Revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.

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

The Company’s fishery development consultancy services revenues are recognized when the relevant services are rendered and are subject to a Chinese business tax at a rate of 0% of the gross fishery development contract service income approved by the Chinese local government.

COST OF GOODS SOLD AND SERVICES

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies. Cost of services consists primarily of direct cost and indirect cost incurred to date for development contracts and provision for anticipated losses on development contracts.

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $786 and $7,747 for the three months ended March 31, 2018 and 2017, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $400,754 and $631,717 for the three months ended March 31, 2018 and 2017, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0 for the three months ended March 31, 2018 and 2017, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long-term receivable. Management evaluates the collectability of the receivables at least quarterly. There was a written off on bad debts of $14,394,402 arising due to the dispose of QZH for the twelve months ended December 31, 2017 or (2016: Nil).

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

PROPRIETARY TECHNOLOGIES

The Company has determined that technological feasibility is established at the time a working model of products is completed. Master license of stock feed manufacturing technology was acquired, and the costs of acquisition were capitalized as proprietary technologies when technological feasibility had been established. Proprietary technologies are intangible assets of finite lives. Proprietary technologies are amortized using the straight-line method over their estimated lives of 25 years.

 An aromatic cattle-feeding formula was acquired, and the costs of acquisition are capitalized as proprietary technologies when technological feasibility has been established. Cost of acquisition on aromatic cattle-feeding formula is amortized using the straight-line method over its estimated life of 20 years.

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

A loss in value of an investment that is other than a temporary decline is recognized as a charge to operations. Evidence of a loss in value might include but would not necessarily be limited to absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.

VARIABLE INTEREST ENTITY

An entity (investee) in which the investor has obtained less than a majority-owned interest, according to the Financial Accounting Standards Board (FASB). A variable interest entity (VIE) is subject to consolidation if a VIE is an entity meeting one of the following three criteria as elaborated in ASC Topic 810-10, Consolidation.

(a) the equity-at-risk is not sufficient to support the entity’s activities;

(b) as a group, the equity-at-risk holders cannot control the entity; or

(c) the economics do not coincide with the voting interests.

If a firm is the primary beneficiary of a VIE, the holdings must be disclosed on the balance sheet. The primary beneficiary is defined as the person or company with the majority of variable interests.

TREASURY STOCK

Treasury stock consists of a Company’s own stock which has been issued but is subsequently reacquired by the Company. Treasury stock does not reduce the number of shares issued but does reduce the number of shares outstanding. These shares are not eligible to receive cash dividends. Accounting for excesses and deficiencies on treasury stock transactions is governed by ASC 505-30-30.

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

Deferred income taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also adjusted in the equity accounts. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. ASC 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.

POLITICAL AND BUSINESS RISK

The Company’s operations are carried out in the PRC Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2017, the Company’s impairment on interests in an unconsolidated investee of $153,046 was recorded. (2016: Nil).

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

For the quarter ended March 31, 2017 and 2018, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $0.38 and $0.17, respectively. For the quarter ended March 31, 2017 and 2018, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.36 and $0.17, respectively.

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

For the three months ended March 31, 2018

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31, 2018 and December 31, 2017 were translated at RMB6.29 to $1.00 and RMB6.53 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2018 and March 31, 2017 were RMB6.36 to $1.00 and RMB6.89 to $1.00, respectively.

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

STOCK-BASED COMPENSATION

The Company adopts both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50 “Equity-Based Payments to Non-Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received, or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

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

Other relevant and / or subsequent information:

Shares issued during Q1 2018 through the one-month period ended April 30, 2018.

During Q1 2018 and through April 30, 2018 there were a total of 5,588,375 shares issued for a sum of $4,054,233 for the following payments: (i) 1,606,854 shares were issued to 6 professionals and consultants firms and / or individuals for services rendered in 2015, 2016 and 2017, the total amounting to $1,184,385 (cost average: $0.74 / share); (ii) 72,450 shares were issued to 8 staff members for services rendered in 2017, the total amounting to $113,022 (cost average: $1.56 / share), and (iii) 3,909,071 shares were issued to five unrelated third parties for repayment of debts incurred in past years from 2014 to 2017 recorded under Other Payables, Non-Current Liabilities, the total amounting to $2,756,826 (cost average: $0.71 / share). Typically, repayments to the Company’s unrelated third parties are compensated in cash, but due to tight cash-restraints throughout the past quarter, the Company had been required to meet its minimum debt obligation to these lenders in the form of share compensation. All shares issued during the period held a cost average greater than the market-price at the time of issuance.

SIAF Cash Dividend Policy

Under the advisement of its Board of Directors, the Company has decided to issue the following cash dividend for Fiscal Years 2018 and 2019:

•	For year 2018: $0.05 / share to be declared and payable during Q4 2018, ex-dividend and payment dates to be determined.
•	For year 2019: $0.05 / share will be declared and paid semiannually, ex-dividend and payment dates to be determined, for a total cash dividend distribution of $0.10 / share for the year, plus, in addition, five-percent (5%) of the amount exceeding the Company’s annual net income of $20 million in FY2019 to be declared and paid as an additional cash dividend during the subsequent fiscal year (i.e. sometime during FY 2020).
•	It is the Company’s intention to carry-forward the cash dividend policy being implemented for FY2019 into its subsequent years of operation and will inform its investors as to its cash dividend policy for FY2020, FY2021, etc. as these years approach, accordingly.

Tri-way share distribution to SIAF shareholders

The Company wishes to inform its shareholders that it continues to work toward a means of providing its shareholders with share ownership in Tri-way as it had intended since the carve-out of the Tri-way subsidiary. To date, an option allowing for an almost tax-free burden to the Company appears to have materialized while still providing shareholders an 18.3% distribution of Tri-way’s fair-market value. The Company intends to issue the details of the course of action it seeks to implement in its Q2 2018 report, once the final details of the arrangement have been cleared and readied for implementation.

Options under consideration to improve share value

•	Allow for friendly common shareholders to convert his/her common shares into preferred stock. The Company has been in communication with shareholders that have no intention of liquidating their common stock position anytime soon, yet their common stock holdings are incorporated into the aggregate common shares outstanding along with all common shareholders. Since these individuals do not seek to reduce their holdings in SIAF, a brief overview of how ownership in SIAF is retained while reducing the number of common shares available for sale to the market is, as follows:

a)	An exchange agreement is entered between the shareholder and SIAF.

b)	The total amount of common shares being exchanged would go into treasury, and they would no longer count towards the total issued and outstanding common shares.

c)	As a result, the total amount of common shares would be reduced by the number of common shares that are exchanged for preferred.

•	Declare a Rights Dividend. A rights dividend acts and looks the same way as a regular dividend. It gives each shareholder a “right” to buy stock at “$x” price until “y” time in effort to avoid ownership change in the Company.

Both examples are currently under consideration by the Company and its Board of Directors. Whether either exercise is adopted / implemented has not been determined but both are being taken into consideration to help improve share value. As well, additional steps / measures to improve share value may be considered and will be discussed in future communications issued by the Company at a later time.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2013 through 2018 were RMB 6.19, RMB 6.14, RMB 6.23 and RMB 6.46, respectively

Depository Insurance Risk

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

May 21, 2018	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

May 21, 2018	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 21, 2018	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

May 21, 2018	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

May 21, 2018	By:	/s/ CHEN BORHANN
Chen Bor Hann Corporate Secretary

May 21, 2018	By:	/s/ YAP KOI MING
Yap Koi Ming Director

May 21, 2018	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

May 21, 2018	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Director

May 21, 2018	By:	/s/ SOH LIM CHANG
Soh Lim Chang Director

