Form 10-Q
period 2018-06-30
Sino Agro Food, Inc.
filed 2018-08-14
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 40,305,492 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Note	June 30, 2018	December 31, 2017
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	5	$605,994	$560,043
Inventories	6	52,941,240	52,628,947
Costs and estimated earnings in excess of billings on uncompleted contracts	18	250,828	1,249,187
Deposits and prepayments	7	63,904,021	70,459,650
Accounts receivable, net of allowance for doubtful accounts	8	89,045,305	82,971,418
Other receivables	9	26,039,372	20,680,478
Total current assets		232,786,760	228,549,723
Plant and equipment
Plant and equipment, net of accumulated depreciation	10	243,424,801	246,857,797
Construction in progress	11	11,410,770	6,178,308
Land use rights, net of accumulated amortization	12	56,424,062	54,838,031
Total plant and equipment		311,259,633	307,874,136
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	9,279,211	9,588,605
Interests in unconsolidated equity investees	15	201,311,597	193,267,696
Temporary deposits paid to entities for investments in Sino joint venture companies	16	34,895,444	34,917,222
Total other assets		246,211,192	238,498,463

Total assets		$790,257,585	$774,922,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$6,246,248	$4,243,496
Billings in excess of costs and estimated earnings on uncompleted contracts	18	5,602,681	5,740,065
Due to a director		-	107,074
Other payables	19	40,784,287	40,593,482
Borrowings - Short term bank loan	20	4,684,902	4,667,890
Negotiable promissory notes	21	977,155	977,155
Derivative liability	22	2,100	2,100
Convertible note payable	22	3,894,978	3,894,978
Income tax payable		371	377
		62,192,722	60,226,617

Non-current liabilities
Other payables	19	10,949,126	11,089,779
Borrowings - Long term bank loan	20	5,893,910	6,045,302
		16,843,036	17,135,081

Commitments and contingencies		-	-

Stockholders’ equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 shares issued and outstanding as of June 30, 2018 and December 31 , 2017, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	23	-	-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	23	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	23	-	-
Common stock: $0.001 par value (50,000,000 shares authorized, 40,305,492 and 29,362,875 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	23	40,306	29,363
Additional paid - in capital		176,731,765	169,743,640
Retained earnings		447,458,892	441,488,507
Accumulated other comprehensive income		2,934,454	2,346,174
Treasury stock		(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		625,915,417	612,357,684
Non - controlling interest		85,306,410	85,202,940
Total stockholders’ equity		711,221,827	697,560,624
Total liabilities and stockholders’ equity		$790,257,585	$774,922,322

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

		Three months ended	Three months ended	Six months ended	Six months ended
	Note	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Continuing operations
Revenue
- Sale of goods		$32,932,737	$47,726,978	$64,191,597	$105,150,328
- Consulting and service income from development contracts		1,061,986	-	3,534,390	13,189,265
- Commission and management fee		-	-	-	-
	3	33,994,723	47,726,978	67,725,987	118,339,593

Cost of goods sold	3	(27,671,259)	(41,218,829)	(53,534,279)	(88,618,365)
Cost of services	3	(880,418)	-	(2,664,740)	(8,782,892)

Gross profit		5,443,046	6,508,149	11,526,968	20,938,336

General and administrative expenses		(4,133,054)	(5,849,346)	(7,795,783)	(11,879,081)
Net income from operations		1,309,992	658,803	3,731,185	9,059,255
Other income (expenses)
Government grant		132,847	291,800	132,847	457,288
Share of income from unconsolidated equity investee		1,549,960	1,313,996	5,331,971	4,072,851
Other income		58,860	-	59,738	-
Non-operating expenses		(3,139,329)	-	(3,161,333)	-
Interest expense		(417,307)	(724,774)	(870,958)	(1,230,312)

Net income (expenses)		(1,814,969)	881,022	1,492,265	3,299,827

Net income (loss) before income taxes		(504,977)	1,539,825	5,223,450	12,359,082

Provision for income taxes	4	-	-	-	-

Net income		(504,977)	1,539,825	5,223,450	12,359,082

Less: Net (income) loss attributable to non - controlling interest		1,402,644	(1,157,393)	746,936	(3,285,217)
Net income attributable to the Sino Agro Food, Inc. and subsidiaries		897,667	382,432	5,970,386	9,073,865

Other comprehensive income (loss) - Foreign currency translation gain (loss)		(20,442,164)	6,848,801	1,438,686	7,985,748
Comprehensive income		(19,544,497)	7,231,233	7,409,072	17,059,613
Less: Other comprehensive (income) loss attributable to non - controlling interest		10,403,204	(862,524)	(850,406)	(1,028,011)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$(9,141,293)	$6,368,709	$6,558,666	$16,031,602

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	28	$0.02	$0.02	$0.17	$0.39
Diluted	28	$0.02	$0.03	$0.17	$0.38

Weighted average number of shares outstanding:

Basic		37,573,999	22,995,676	35,749,331	23,365,503
Diluted		37,573,999	25,203,537	35,749,331	25,555,083

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30, 2018	Six months ended June 30, 2017

Cash flows from operating activities
Net income for the period
- Continuing operations	$5,223,450	$12,359,082
- Discontinued operations	-	-
Adjustments to reconcile net income for the period to net cash from operations:
Share of income from unconsolidated equity investee	(5,331,971)	(4,072,851)
Depreciation	5,325,531	4,506,239
Amortization	1,134,904	1,300,504
Inventory written off	3,139,356	-
Common stock issued for services	1,350,490	3,982,813
Other amortized cost arising from convertible notes and others	-	1,355,819
Changes in operating assets and liabilities:
Increase in inventories	(3,451,648)	(12,753,320)
Decrease (increase) in cost and estimated earnings in excess of billings on uncompleted contacts	998,359	(508,203)
Decrease (increase) in deposits and prepaid expenses	4,001,896	(9,200,854)
Decrease in due to a director	(107,074)	(1,815,827)
Increase in accounts payable and accrued expenses	3,090,752	5,755,563
Increase in other payables	4,163,723	3,726,045
(Increase) decrease in accounts receivable	(6,073,887)	17,338,773
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(137,384)	2,992,649
Increase in other receivables	(5,358,896)	(9,820,337)
Increase in interests in an unconsolidated equity investee	(2,600,812)	-
Net cash provided by operating activities	5,366,789	15,146,095
Cash flows from investing activities
Purchases of property and equipment and non-current assets held for sale	(4,840,642)	(9,382,745)
Investment in unconsolidated equity investee	(52,258)	-
Payment for construction in progress	(4,347,826)	(6,307,903)
Net cash used in investing activities	(9,240,726)	(15,690,648)
Cash flows from financing activities
Long term debts repaid	-	(1,478,934)
Capital contribution from non-controlling interest	-	434,808
Net cash provided by financing activities	-	(1,044,126)
Effects on exchange rate changes on cash	3,919,888	2,613,732

Increase (decrease) in cash and cash equivalents	45,951	1,025,053
Cash and cash equivalents, beginning of period	560,043	2,576,058
Cash and cash equivalents, end of period	$605,994	$3,601,111

Supplementary disclosures of cash flow information:
Cash paid for interest	$297,926	$197,474
Cash paid for income taxes	$-	$-
Non - cash transactions
Common stock issued for services and employee compensation	$6,999,067	$403,650
Common stock issued to secure debts loan	$-	$8,718,900
Transfer to plant and equipment from construction in progress	$-	$1,476,233

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On March 23, 2017, Qinghai Quanwang Investment Management Company Limited (” Quanwang “) acquired 8.3% equity interest in SJAP for total cash consideration of $459,137. As of June 30, 2018, APWAM owned 41.25% of SJAP, Garwor owned 50.45% and Quanwang owned the remaining 8.3%.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company owned a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors. On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before June 30, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended 31 December 2016. On October 1, 2016, SIAF took up all assets and liabilities of TRW and JFD except fish farm. The Company converted the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2017, which resulted in equity interest in TRW from 23.89% to 36.60%.

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

(UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and follow the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

(UNAUDITED)

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.8	REVENUE RECOGNITION (CONTINUED)

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

Variable Consideration

The nature of the company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. The company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

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

(UNAUDITED)

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled  $1,960 and $8,398, $2,745 and $16,145 for the three months and the six months ended June 30, 2018 and 2017, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $399,749 and $372,045, $800,504 and $1,003,762 for the three months ended and the six months ended June 30, 2018 and 2017, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0, $0 and $0 for the three months ended and the six months ended June 30, 2018 and 2017, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $2,934,453 as of June 30, 2018 and $2,346,174 as of December 31, 2017. The balance sheet amounts with the exception of equity as of June 30, 2018 and December 31, 2017 were translated using an exchange rate of RMB 6.62 to $1.00 and RMB 6.53 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the six months ended June 30, 2018, and 2017 were RMB 6.37 to $1.00 and RMB 6.87 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of June 30, 2018 and December 31, 2017 are $0.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(UNAUDITED)

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

(UNAUDITED)

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

(UNAUDITED)

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of June 30, 2018 and December 31, 2017 amounted to $348,673 and $327,019, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

Customer A	35.13%	27.88%	33.40%	26.64%
Customer B	-%	25.53%	-%	20.98%
Customer C	18.44%	16.16%	16.63%	13.63%
Customer D	18.38%	9.99%	17.73%	8.76%
Customer E	6.26%	6.26%	7.64%	7.93%
Customer F	4.62%	-%	-%	-%
Customer G	-%	-%	5.22%	-%
Customer H	-%	-%	-%	11.15%
	82.83%	85.82%	80.62%	89.09%

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	CONCENTRATION OF CREDIT RISK (CONTINUED)

		Percentage of revenue	Amount
Customer A	Corporate and others Division	33.40%	$22,619,734
Customer D	Corporate and others Division	17.73%	$12,010,574
Customer C	Cattle Farm Development Division	16.63%	$11,265,270

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	June 30, 2018	December 31, 2017

Customer A	60.04%	27.13%
Customer B	12.15%	7.34%
Customer C	8.79%	7.49%
Customer D	5.14%	4.78%
Customer E	3.70%	-%
Customer F	-%	12.31%
	89.82%	59.05%

As of June 30, 2018, amounts due from customers A and B are $53,460,749 and $10,814,651, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.31	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2018 and December 31, 2017, the Company determined no impairment losses were necessary.

2.32	EARNINGS PER SHARE

As prescribed in ASC Topic 260 ” Earnings per Share, ” Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

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

For the three months ended June 30, 2018 and 2017, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.02 and $0.02, respectively. For the three months ended June 30, 2018 and 2017, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.02 and $0.03, respectively.

For the six months ended June 30, 2018 and 2017, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.17 and $0.39, respectively. For the six months ended June 30, 2018 and 2017, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.17 and $0.38, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2018 or December 31, 2017, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended June 30, 2018 or 2017.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(UNAUDITED)

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

	For the three months ended June 30, 2018
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$1,061,986	1,044,245	7,624,303	6,073,838	18,190,351	-	33,994,723

Net income (loss)	$54,428	(268,503)	(689,227)	409,794	1,391,175	-	897,667

Total assets	$81,997,442	46,569,574	341,912,724	41,143,209	278,634,636	-	790,257,585

	For the three months ended June 30, 2017
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$-	$755,579	$21,499,999	$7,401,149	$18,070,251	$-	$47,726,978

Net income (loss)	$(48,036)	$(659,970)	$786,481	$795,810	$(491,853)	$-	$382,432

Total assets	$77,911,145	$47,620,284	$372,142,920	$42,999,309	$265,159,309	$-	$805,832,967

	For the six months ended June 30, 2018
	Continuing operation					Discontinued operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$3,534,390	2,094,473	16,394,895	11,071,921	34,630,308	-	67,725,987

Net income (loss)	$615,371	(523,627)	(20,862)	695,812	5,203,692	-	5,970,386

Total assets	$81,997,442	46,569,574	341,912,724	41,143,209	278,634,636	-	790,257,585

	For the six months ended June 30, 2017
	Continuing					Discontinued
	Operation					operation
	Fishery		Organic Fertilizer	Cattle Farm		Fishery
	Development	HU Plantation	and Bread Grass	Development	Corporate and	Development
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Division(1)	Total

Revenue	$13,189,265	$2,078,755	$46,077,506	$15,813,236	$41,180,831	$-	$118,339,593

Net income (loss)	$4,310,302	$(498,040)	$2,511,517	$1,890,019	$860,067	$-	$9,073,865

Total assets	$77,911,145	$47,620,284	$372,142,920	$42,999,309	$265,159,309	$-	$805,832,967

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”). On December 30, 2017, QZH was derecognized as variable interest entity of the company.

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three ended June 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)		1,044,245				1,044,245

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			2,499,490			2,499,490

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)			5,124,813			5,124,813

Qinghai Zhong He Meat Products Co., Limited (“QZH”)

Macau Eiji Company Limited (“MEIJI”)				6,073,838		6,073,838

Sino Agro Food, Inc. (“SIAF”)					18,190,351	18,190,351

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	1,061,986					1,061,986

Commission and management fee Capital Award, Inc. (“CA”)
	$1,061,986	1,044,245	7,624,303	6,073,838	18,190,351	33,994,723

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended June 30, 2017
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	755,579	-	-	-	755,579

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	959,598	-	-	959,598

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	7,308,554	-	-	7,308,554

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	13,231,847	-	-	13,231,847

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,401,149	-	7,401,149

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	18,070,251	18,070,251

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	-	-	-	-	-	-

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$-	$755,579	$21,499,999	$7,401,149	$18,070,251	$47,726,978

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the six months ended June 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)		2,094,473				2,094,473

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			4,865,057			4,865,057

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)			11,529,838			11,529,838

Qinghai Zhong He Meat Products Co., Limited (“QZH”)

Macau Eiji Company Limited (“MEIJI”)				11,071,921		11,071,921

Sino Agro Food, Inc. (“SIAF”)					34,630,308	34,630,308

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	3,534,390					3,534,390

Commission and management fee Capital Award, Inc. (“CA”)
	$3,534,390	2,094,473	16,394,895	11,071,921	34,630,308	67,725,987

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the six months ended June 30, 2017
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,078,755	-	-	-	2,078,755

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	3,723,601	-	-	3,723,601

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	15,413,529	-	-	15,413,529

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	26,940,376	-	-	26,940,376

Macau Eiji Company Limited (“MEIJI”)	-	-	-	15,813,236	-	15,813,236

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	41,180,831	41,180,831

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	13,189,265	-	-	-	-	13,189,265

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$13,189,265	$2,078,755	$46,077,506	$15,813,236	$41,180,831	$118,339,593

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended June 30, 2018
	Fishery	HU	Organic Fertilizer	Cattle Farm	Corporate
	Development	Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)		859,183				859,183

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			1,645,595			1,645,595

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)			3,489,352			3,489,352

Qinghai Zhong He Meat Products Co., Limited (“QZH”)

Macau Eiji Company Limited (“MEIJI”)				5,507,928		5,507,928

Sino Agro Food, Inc. (“SIAF”)					16,169,201	16,169,201
	$-	859,183	5,134,947	5,507,928	16,169,201	27,671,259

COST OF SERVICES

	For the three months ended June 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	880,418	-	-	-	-	880,418
	$880,418	$-	$-	$-	$-	$880,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended June 30, 2017
	Fishery	HU	Organic Fertilizer	Cattle Farm	Corporate
	Development	Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	629,856	-	-	-	629,856

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	766,897	-	-	766,897

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	5,001,068	-	-	5,001,068

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	12,479,848	-	-	12,479,848

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,278,714	-	6,278,714

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	16,062,446	16,062,446
	$-	$629,856	$18,247,813	$6,278,714	$16,062,446	$41,218,829

COST OF SERVICES

For the three months ended June 30, 2017
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the six months ended June 30, 2018
	Fishery Development Division (1)		HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$						-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)			1,753,905				1,753,905

Hunan Shenghua A Power Agriculture Co., Limited (“HSA “)				3,259,280			3,259,280

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP “)				7,625,676			7,625,676

Qinghai Zhong He Meat Products Co., Limited (“QZH “)							-

Macau Eiji Company Limited (“MEIJI”)					10,036,426		10,036,426

Sino Agro Food, Inc. (“SIAF”)						30,858,992	30,858,992
		$-	1,753,905	10,884,956	10,036,426	30,858,992	53,534,279

COST OF SERVICES

	For the six months ended June 30, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	2,664,740					2,664,740

	$2,664,740					2,664,740

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the six months ended June 30, 2017
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,085,357	-	-	-	1,085,357

Hunan Shenghua A Power Agriculture Co., Limited (“HSA “)	-	-	2,536,965	-	-	2,536,965

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP “)	-	-	10,227,933	-	-	10,227,933

Qinghai Zhong He Meat Products Co., Limited (“QZH “)	-	-	24,900,756	-	-	24,900,756

Macau Eiji Company Limited (“MEIJI”)	-	-	-	13,262,170	-	13,262,170

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	36,605,184	36,605,184
	$-	$1,085,357	$37,665,654	$13,262,170	$36,605,184	$88,618,365

COST OF SERVICES

	For the six months ended June 30, 2017
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	8,782,892	-	-	-	-	8,782,892

	$8,782,892	$-	$-	$-	$-	$8,782,892

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	INCOME TAXES

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

(UNAUDITED)

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA and SJAP until December 31, 2018 since they are exempt from EIT as they are within the agriculture, and cattle sectors.

No EIT has been provided in the financial statements of QZH since they are exempt from EIT for the six months ended June 30, 2017 as it is within the cattle sector. QZH was derecognized as variable interest entity on December 30, 2017.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended June 30, 2018 and 2017.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the three months ended June 30, 2018 and 2017.

No deferred tax assets and liabilities are of June 30, 2018 and December 31, 2017 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017
	(Unaudited)	(Unaudited)
SIAF	$-	$-
SAFS	-	-
MEIJI and APWAM	-	-
JHST, JHMC, SJAP, QZH and HSA	-	-
	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the six months ended June 30, 2018 and 2017. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	CASH AND CASH EQUIVALENTS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Cash and bank balances	$605,994	$560,043

6.	INVENTORIES

As of June 30, 2018, inventories are as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Bread grass	437,755	976,514
Beef cattle	9,747,627	5,903,442
Organic fertilizer	12,669,705	16,832,390
Forage for cattle and consumable	7,204,550	7,397,910
Raw materials for bread grass and organic fertilizer	19,896,828	19,113,274
Immature seeds	2,984,775	2,405,417
	$52,941,240	$52,628,947

7.	DEPOSITS AND PREPAYMENTS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Deposits for
- purchases of equipment	$2,765,042	$2,815,774
- acquisition of land use rights	181,352	3,244,567
- inventories purchases	21,721,995	24,282,950
- construction in progress	5,101,578	6,774,380
- issue of shares as collateral	25,761,658	25,427,293
Shares issued for employee compensation and overseas professional and bond interest	1,138,689	702,625
Others	7,233,707	7,212,061
	$63,904,021	$70,459,650

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2018 and December 31, 2017.

Aging analysis of accounts receivable is as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
0 - 30 days	$3,580,793	$7,973,308
31 - 90 days	26,555,865	18,240,251
91 - 120 days	8,012,583	5,725,069
over 120 days and less than 1 year	7,606,519	21,551,845
over 1 year	43,289,545	29,480,945
	$89,045,305	$82,971,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	OTHER RECEIVABLES

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Advanced to employees	$1,004,318	$219,186
Advanced to suppliers	2,033,895	3,768,585
Advanced to customers	13,584,941	11,982,331
Advanced to developers	470,002	399,449
Others	8,946,216	4,310,927
	$26,039,372	$20,680,478

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

10.	PLANT AND EQUIPMENT

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Plant and machinery	$5,443,921	$5,501,975
Structure and leasehold improvements	206,926,056	209,378,338
Mature seeds and herbage cultivation	53,671,290	49,685,830
Furniture and equipment	698,700	699,494
Motor vehicles	608,413	614,792
	267,348,380	265,880,429

Less: Accumulated depreciation	(23,923,579)	(19,022,632)
Net carrying amount	$243,424,801	$246,857,797

Depreciation expense was $2,667,023 and $2,362,429, $5,325,531 and $4,506,239 for the three months ended and the six months ended June 30, 2018 and 2017, respectively.

11.	CONSTRUCTION IN PROGRESS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Construction in progress
- Rangeland for beef cattle and office building	11,410,770	6,178,308

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	LAND USE RIGHTS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Cost	$67,870,609	$65,573,223
Less: Accumulated amortization	(11,446,547)	(10,735,192)
Net carrying amount	$56,424,062	$54,838,031

Amount

Balance @1.1.2017	$62,341,829
Exchange difference	3,231,394
Balance @12.31.2017	$65,573,223
Addition	3,022,518
Exchange difference	(725,132)
Balance @6.30.2018	$67,870,609

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights was $418,873, $530,869, $841,453 and $1,005,360 for the three months and the six months ended June 30, 2018 and 2017 respectively.

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

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

14.	PROPRIETARY TECHNOLOGIES

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	PROPRIETARY TECHNOLOGIES (CONTINUED)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Cost	$11,180,413	$11,211,100
Less: Accumulated amortization	(1,901,202)	(1,622,495)
Net carrying amount	$9,279,211	$9,588,605

Amortization of proprietary technologies was $146,670 and $149,356, $293,451 and $295,144 for the three months and the six months ended June 30, 2018 and 2017, respectively.  No impairments of proprietary technologies have been identified for the three months and the six months ended June 30, 2018 and 2017.

15.	INTERESTS IN UNCONSOLIDATED EQUITY INVESTEES

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (” EBAPFD “), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company owned a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors.

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before June 30, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended December 31, 2016. On October 1, 2016, SIAF took up all assets and liabilities of TRW and JFD except plant and equipment - fish farm. The Company converted the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2017, which resulted in equity interest in TRW from 23.89% to 36.60%.

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for RMB 1,000,000. The investment has been fully impaired on December 31, 2017.

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Investments at cost
- TRW	$141,999,564	$136,667,593
Amount due from a consolidated equity investee - TRW	59,312,033	56,600,103
	$201,311,597	$193,267,696

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		June 30, 2018	December 31, 2017
			(Unaudited)	(Audited)
A	Trade center	*	$12,000,000	$12,000,000
B	Fish Farm 2 GaoQiqiang Aquaculture	*	17,403,959	17,403,959
C	Cattle farm 2	*	5,491,485	5,513,263
			$34,895,444	$34,917,222

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of June 30, 2018, the percentages of equity stakes of A (trade and seafood centers), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

17.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of June 30, 2018, the Company has invested $4,054,421 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

(UNAUDITED)

17.	VARIABLE INTEREST ENTITY (CONTINUED)

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On June 30, 2018, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

SJAP is sole stockholder of QZH and SJAP appointed sole director of QZH. Consequently, the Company indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s management appointed the chief financial officer of QZH. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company for the three months and six months ended June 30, 2017.

The reasons for the QZH qualified as a VIE are as follows:

•	Originally, SJAP was sole stockholder of QZH, owned 100% equity interest in QZH and controlled directorship of QZH.

•	On October 25, 2015, both SJAP and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“QQI”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 86% and QQI owned 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings.

•	Consequently, the Company still indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s controlled QZH’s chief financial officer appointment. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

As of December 30, 2017, QZH was derecognized as a VIE

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18..	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Costs	$6,186,261	$8,208,912
Estimated earnings	4,777,300	6,740,289
Less: Billings	(10,712,733)	(13,700,014)
Costs and estimated earnings in excess of billings on uncompleted contracts	$250,828	$1,249,187

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Billings	$40,590,477	$41,543,554
Less: Costs	(23,404,302)	(23,980,880)
Estimated earnings	(11,583,494)	(11,822,609)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,602,681	$5,740,065

(iii)	Overall

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Billings	$51,303,210	$55,243,568
Less: Costs	(29,590,563)	(32,189,792)
Estimated earnings	(16,360,794)	(18,562,898)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,351,853	$4,490,878

19.	OTHER PAYABLES

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Due to third parties	$11,325,613	$11,133,656
Straight note payable	29,367,999	29,367,999
Promissory notes issued to third parties	10,949,126	11,089,779
Due to local government	90,675	91,827
	$51,733,413	$51,683,261

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(10,949,126)	(11,089,779)
Amount classified as current liabilities	$40,784,287	$40,593,482

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of lender	Interest rate	Term	June 30, 2018	December 31, 2017
			(Unaudited)	(Audited)
China Development Bank Beijing City, the P.R.C	5.2835%	November 29, 2017 - November 28, 2018	$3,022,518	$3,060,913
China Development Bank Beijing City, the P.R.C	5.2835%	December 14, 2017 - December 13, 2018	$1,511,258	$1,530,455
Add: current portion of long term bank loan			$151,126	$76,522
			4,684,902	4,667,890

Long term bank loan

Name of lender	Interest rate	Term	June 30, 2018	December 31, 2017
			(Unaudited)	(Audited)
China Development Bank		December 16, 2016 -
Beijing City, the P.R,C.	5.39%	December 15, 2026	$6,045,036	$6,121,824
Less: current portion of long term bank loan			$(151,126)	$(76,522)
			5,893,910	6,045,302

On November 30, 2017 and December 14, 2017, the Company obtained two 1-year short term loans of RMB20 million (approximately $3.18million) and RMB10 million (approximately $1.59million) respectively from China Development Bank for the period from November 29, 2017 to November 28, 2018 and December 14, 2017 to December 13, 2018 respectively, bearing fixed interest at 5.2835% per annum. Both loans were guaranteed by Xining City SME Guarantee Corporation.

On December 16, 2016, the Company obtained a 10-year long term loan of RMB40million (approximately $6.05million) from China Development Bank for the period from December 16, 2016 to December 15, 2026, bearing an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate which is 5.39% (12.31.2017: 5.39%). The loan was guaranteed by Mr. Zhao Yilin and Ms. Song Haixian, Mr. Zhao Yilin’s wife. The loan was also secured by land use right with net carrying amount of $418,313 as of June 30, 2018 (12.31.2017: 429,982) and a batch of plant, machinery and equipment with net carrying amount of $5,700,609 (12.31.2017: 5,954,915). According to the loan agreement, 2 partial payments of RMB500,000 each, totaling of RMB1,000,000 (approximately $151,126) were scheduled to be repaid by December 15, 2018 and May 20, 2019 respectively.

The above note agreements contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21.	NEGOTIABLE PROMISSORY NOTES

On August 29, 2015, TRW issued negotiable promissory notes to three fund companies and one individual for $3,450,000 and the company acted as guarantor for repayment. As of October 1, 2016, the Company entered assignment agreement with TRW to take up liabilities of negotiable promissory notes.

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Negotiable promissory notes	$977,155	$977,155

Principal amount:	$722,167 (12.31.2017: $722,167)
Interest payable:	$254,988 (12.31.2017: $254,988)
Interest rate:	2.5% (12.31.2017: 2.50% %) per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Default interest rate	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Interest payment	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
Issue date:	August 29, 2015 and October 12, 2015
Repayment date:	Repaid in full within 283 calendar days from the issue of notes
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company, the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event”) from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur.
Security:	Corporate guarantee by the Company

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

22.	CONVERTIBLE NOTE PAYABLES

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

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of June 30, 2018, no settlement for both origination fee and interest payment. The supplemental agreement to the Bond Subscription Agreement with the Subscriber to extend the Bond Issue by a year to December 31, 2018 was signed. All other terms and conditions of the Bond Subscription Agreement and the Conditions continue in full force and effect.

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Convertible note due December 31, 2018	$3,894,978	$3,894,978
Less: classified as current liabilities	(3,894,978)	(3,894,978)
Non-current liabilities	$-	$-

The fair value of the conversion option was approximately $211,320, the Company discounted the note and created a derivative liability, which will be evaluated annually and adjusted for any change in value. For the year ended December 31, 2017, the Company recognized the amortization of the discount of approximately $106,297.

The Company estimated the fair value of the derivative liabilities using the Binomial Option Pricing Model and the following key assumptions during the six months ended June 30, 2018 and the year ended December 31, 2017

June 30, 2018
Expected dividends	-
Expected term (years)	0.34
Volatility	52.09% - 54.32%
Risk-free rate	1.65% - 1.9%

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of June 30, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3	Total
LIABILITIES:	$	$	$	$

Derivative liabilities as of June 30, 2018	-	-	2,100	2,100
Derivative liabilities as of December 31, 2017	-	-	2,100	2,100

The following table represents the change in the fair value of the derivative liabilities during the six months ended June 30, 2018

Fair value of derivative liabilities as of December 31, 2017	$2,100
Change in fair value of derivative liabilities	-
Fair value of derivative liabilities as of June 30, 2018	$2,100

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

23.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of June 30, 2018 and December 31, 2017 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

There were 0 shares of Series B convertible preferred stock issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of June 30, 2018 and December 31, 2017 are 0 shares and grand total issued and outstanding preferred stock as of June 30, 2018 and December 31, 2017 are 100 shares.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the year ended December 31, 2017, the Company (i) issued 1,167,502 shares of employees and directors at fair value of $1.00 to $3.45 per share for $1,452,984 for employee compensation; (ii) issued 500,800 shares of common stock valued to professionals at fair value of $1 per share for $500,800 for service compensation; (iii) issued 4,074,979 shares of common stock ranging from $1.40 to $5.15 amounting to $12,054,045 as collateral to secure trade and loan facilities, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; and (iv) 892,735 shares of common stock issued for $0 as top up securities for debts loans.

The Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 27,000,000 to 50,000,000 and the amendment was filed on August 24, 2017 with an effective date of August 25, 2017.

During the six months ended June 30, 2018, the Company (i) issued 72,450 shares of common stock valued to employees and directors at fair value of $1.56 per share for $113,022 for employee compensation; (ii) issued 10,870,167 shares of common stock valued to professionals and contractors at fair value ranging from $ 0.55 to $1.00 per share for 6,886,045 for service compensation; and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

The Company has 40,305,492 and 29,362,875 shares of common stock issued and outstanding as of June 30, 2018 and December 31, 2017 respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

24.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $906 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2019; and (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $12,197, its lease expiring on July 8, 2018. The lease was renewed on July 9, 2018 for a 2,695 square feet of office space for a monthly rent of $6,958 expired on July 8, 2020.

Lease expenses were $40,789 and $42,790, $81,547 and $83,779 for the three months ended and the six months ended June 30, 2018 and 2017, respectively.

The future minimum lease payments as of June 30, 2018, are as follows:

Within 1 year	$88,240
2 to 5 years	80,387
Over 5 years	-
$168,627

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

25.	STOCK BASED COMPENSATION

On June 30, 2017, the Company issued employees total of 117,000 shares of common stock valued at fair value of $3.45 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2017, the Company issued employees total of 500,800 shares of common stock valued at fair value of $1per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2017, the Company issued employees total of 1,050,502 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $1 per share.

During the six months ended June 30, 2018, the Company (i) issued 72,450 shares of common stock valued to employees and directors at fair value of $1.56 per share for $113,022 for employee compensation; (ii) issued 10,870,167 shares of common stock valued to professionals and contractors at fair value ranging from $ 0.55 to $1.00 per share for 6,886,045 for service compensation; and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

The Company calculated stock-based compensation of $2,489,179 and $4,386,463 and recognized $1,124,377, $1,991,406, $1,350,490 and $3,982,813 for the three months and the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the deferred compensation balance for staff was $1,138,689 and the deferred compensation balance of $250,400 and $888,289 were to be amortized over 3 months and 9 months beginning on July 1, 2018, respectively.

26.	CONTINGENCIES

As of June 30, 2018 and December 31, 2017, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

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

As of June 30, 2018, the Company has issued aggregate 4,809,979 (12.31.2017: 4,809,979) common shares as collateral.

27.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended June 30, 2018 and 2017, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman Tri-way Industries Limited, (“TRW’) Unconsolidated equity investee

Included in due to a director, due to Mr. Solomon Yip Kun Lee is $0 and $107,074 as of June 30, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in interest in unconsolidated equity investee, due from Tri-way Industries Limited is $59,814,070 and $58,572,766 as of June 30, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable, due from Tri-way Industries Limited is $53,460,749 and $49,065,385 as of June 30, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has consulting and service income from development contracts of $1,061,985 and $0, $3,534,390 and $13,189,265 from Tri-way Industries Limited for the three months and the six months ended June 30, 2018 and 2017, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three months ended June 30, 2018	Three months ended June 30, 2017

BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$897,667	$382,432
Basic earnings per share	$0.02	$0.02
Basic weighted average shares outstanding	37,573,999	22,995,676

	Three months ended June 30, 2018	Three months ended June 30, 2017

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$897,667	$382,432
Convertible note interest	-	361,960
Net income used in computing diluted earnings per share	$897,667	$744,392

Diluted earnings per share	$0.02	$0.03

Basic weighted average shares outstanding	37,573,999	22,995,676

Add:
weight average of common stock convertible from convertible note payables	-	2,207,861

Diluted weighted average shares outstanding	37,573,999	25,203,537

For the three months ended June 30, 2017, full dilution effect of convertible note of $22,038,798 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

28.	EARNINGS PER SHARE (CONTINUED)

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

	Six months ended June 30, 2018	Six months ended June 30, 2017

BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$5,970,386	$9,073,865
Basic earnings per share	$0.17	$0.39
Basic weighted average shares outstanding	35,749,331	23,365,503

	Six months ended June 30, 2018	Six months ended June 30, 2017

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$5,970,386	$9,073,865
Convertible note interest	-	723,921
Net income used in computing diluted earnings per share	$5,970,386	$9,797,786

Diluted earnings per share	$0.17	$0.38

Basic weighted average shares outstanding	35,749,331	23,365,503

Add:
weight average of common stock convertible from convertible note payables	-	2,189,580

Diluted weighted average shares outstanding	35,749,331	25,555,083

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

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1. (i) SJAP & QZH (Derecognized as variable interest entity on December 30, 2017) and (ii) HSA)
Plantation Division	(Marked 2. JHST)
Fishery Division	(Marked 3. A. CA Engineer & Technology and 3.B. Seafood sales — (Discontinued operation from October 5, 2016)
Cattle Farm Division	(Marked 4. MEIJI and JHMC)
Corporate & Others Division	(Marked 5. SIAF)

A summary of each business division is described below:

•	1. Beef and Organic Fertilizer Division refers to:

(i)	The operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle. Prior to December 30, 2017, QZH was a fully owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”); as such, the financial statements of these three companies (SJAP, QZH and HSA) were consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP is a variable interest entity over which we exercise significant control. As of December 30, 2017, QZH was derecognized as variable interest entity and its operating profit and/or loss is no longer accretive to the Company’s 41.25% holding in SJAP.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

•	2. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

•	3. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, whereby;

 Capital Award generates revenues from providing engineering consulting services as turnkey contractor to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its A Power Module Technology Systems (“APM”) as follows:

(A). Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations.

(B). Seafood Sales from CA’s projected farms; became a discontinued segment of operations as of October 5, 2016 when Tri-way was sold to third parties, and in turn Tri-way was reclassified as an unconsolidated equity investee on this same date.

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

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended	Difference	Note
	June 30,2018	June 30,2017
Continuing operations
Revenue	33,994,723	47,726,978	(13,732,255)	1
Consulting, services, commission and management fee	1,061,986		1,061,986
Sale of goods	32,932,737	47,726,978	(14,794,241)
Cost of goods sold and services	27,671,259	41,218,829	(13,547,570)	2
Consulting, services, commission and management fee	880,418		880,418
Sale of goods	27,671,259	41,218,829	(13,547,570)
Gross Profit	5,443,046	6,508,149	(1,065,103)	3
Consulting, services, commission and management fee	181,568		181,568
Sale of goods	5,261,478	6,508,149	(1,246,671)
Other income (expenses)	(1,814,969)	881,022	(2,695,991)
General and administrative expenses	(4,133,054)	(5,849,346)	1,716,292	4
Net income (expenses) before income tax	(504,977)	1,539,825	(2,044,802)
Net Income from continuing operations	(504,977)	1,539,825	(2,044,802)
Less:Net( income) loss atributable to Non - controlling interest	1,402,644	(1,157,393)	2,560,037	5
Net income from continuing operations attributale to SIAF Inc. and subsidiaries	897,667	382,432	515,235
Other comprehensive income (loss) Foreign currency translation gain (loss)	(20,442,164)	6,848,801	(13,593,363)
Comprehensive income	(19,544,497)	7,231,233	(12,313,264)
Less: other comprehensive (income) loss attributed to the non-controling interest	10,403,204	(862,524)	9,540,680
Comprehensive income attributed to Sino Agro Food, Inc and subsidiaries	(9,141,293)	6,368,709	(2,772,584)

Weighted average number of shares outstanding
- Basic	37,573,999	22,995,676	14,578,323
- Diluted	37,573,999	25,203,537	12,370,462

Earnings per share attributable to Sino Agro Food, Inc. and				6
subsidiaries common stockholders:
Basic	0.02	0.02	-
Diluted	0.02	0.03	(0.01)	6.a.

 Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

●	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, management and technology etc.

The table below shows the segmental sales, gross profit and corresponding cost of sales for the three months ended June 30, 2018 (Q2 2018) compared to the three months ended June 30, 2017 (Q2 2017).

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2018Q2	2017Q2	2018Q2	2017Q2	2018Q2	2017Q2

SJAP	Sales of live cattle	1,492,775	2,496,820	1,230,393	2,378,858	262,382	117,962
	Sales of feedstock			-	-	-	-
	Bulk Livestock feed	491,022	1,196,225	225,288	532,341	265,735	663,884
	Concentrate livestock feed	2,165,423	2,985,856	1,192,662	1,674,917	972,761	1,310,939
	Sales of fertilizer	975,592	629,652	841,009	414,952	134,583	214,700
	SJAP Total	5,124,813	7,308,554	3,489,352	5,001,068	1,635,461	2,307,486
	* QZH's (Slaughter & Deboning operation)		125,660		53,780	-	71,880
	** QZH's (Deboning operation)				-	-	-
	on cattle & Lamb locally supplied		919,142		837,932	-	81,210
	on imported beef and mutton		12,187,045		11,588,136	-	598,909
	Sales of live cattle				-	-	-
	QZH Total		13,231,847		12,479,848	-	751,999
HSA	Sales of Organic fertilizer	927,067	959,598	766,897	766,897	160,170	192,701
	Sales of Organic Mixed Fertilizer	1,572,423	-	878,698	-	693,725	-
	HSA Total	2,499,490	959,598	1,645,595	766,897	853,895	192,701
	SJAP's & HS.A./Organic fertilizer total	7,624,303	21,499,999	5,134,947	18,247,813	2,489,356	3,252,186
JHST	Sales of Fresh HU Flowers	-	11,134		9,552.00	-	1,582
	Sales of Dried HU Flowers	132,014	312,518	122,881	290,329	9,133	22,189
	Sales of Dried Immortal vegetables	62,706		46,637	-	16,068	-
	Sales of Vegetable products	849,525	431,928	689,665	329,975	159,860	101,953
	JHST/Plantation Total	1,044,245	755,579	859,183	629,856	185,062	125,723
MEIJI				-	-	-	-
	Sale of Live cattle (Aromatic)	6,073,838	7,401,149	5,507,928	6,278,714	565,910	1,122,435
	MEIJI / Cattle farm Total	6,073,838	7,401,149	5,507,928	6,278,714	565,910	1,122,435
SIAF				-	-	-	-
	Sales of goods through trading/import/export activities			-	-	-	-
	on seafood	9,525,821	7,487,629	8,467,396	6,655,671	1,058,425	831,958
	on imported beef and mutton	8,664,530	10,582,622	7,701,805	9,406,775	962,725	1,175,847
	SIAF/ Others & Corporate total	18,190,351	18,070,251	16,169,201	16,062,446	2,021,150	2,007,805
				-	-
Group Total		32,932,737	47,726,978	27,671,259	41,218,829	5,261,478	6,508,149
Increases of Q2 2018 to Q2 2017 in $		-14,794,241				-1,246,671
Increases of Q2 2018 to Q2 2017 in %		-31%				-19%

Overall comparison of Q2 2018 to Q2 2017

The Company’s revenues generated from the sale of goods was $33,994,723 for the quarterly period ended June 30, 2018 compared to $47,726,978 for the same period ended June 30, 2017 representing a decrease of 31% or $14,794,241.

The Company’s cost of goods sold was $27,671,259 for the quarterly period ended June 30, 2018 compared to $41,218,829 for the same period ended June 30, 2017.

Gross profits of the Company generated from goods sold was $5,261,478 for the quarterly period ended June 30, 2018 compared to $6,508,149 for the same period ended June 30, 2017, representing a decrease of 19% or $1,246,671.

The overall poorer performance was primarily due to the decrease of sales of SJAP in most segments and the discontinued operation of QZH, which was not sufficiently offset by the better performing segments in SJAP’s sale of fertilizer, HSA’s sale of fertilizer, JHST’s sale of vegetable products, and the Corporate division’s import of seafood, as reflected in the above table.

Details of each segment are being described below:

●   1. (i) Beef and Organic Fertilizer Division refers to operation of SJAP and QZH

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2018Q2	2017Q2	2018Q2	2017Q2	2018Q2	2017Q2

SJAP	Sales of live cattle	1,492,775	2,496,820	1,230,393	2,378,858	262,382	117,962
	% of increase / (decrease)	-40%				122%
	Increase / (Decrease) in $	(1,004,045)				144,420
	Sales of feedstock			-	-	-	-
	Bulk Livestock feed	491,022	1,196,225	225,288	532,341	265,735	663,884
	% of increase / (decrease)	-59%				-60%
	Increase / (Decrease) in $	-705,203				-398,150
	Concentrate livestock feed	2,165,423	2,985,856	1,192,662	1,674,917	972,761	1,310,939
	% of increase / (decrease)	-27%				-26%
	Increase / (Decrease) in $	(820,433)				(338,178)
	Sales of fertilizer	975,592	629,652	841,009	414,952	134,583	214,700
	% of increase / (decrease)	55%				-37%
	Increase / (Decrease) in $	345,940				(80,117)
	SJAP Total	5,124,813	7,308,554	3,489,352	5,001,068	1,635,461	2,307,486
	* QZH's (Slaughter & Deboning operation)		125,660		53,780	-	71,880
	** QZH's (Deboning operation)				-	-	-
	on cattle & Lamb locally supplied		919,142		837,932	-	81,210
	on imported beef and mutton		12,187,045		11,588,136	-	598,909
	Sales of live cattle				-	-	-
	QZH Total		13,231,847		12,479,848	-	751,999

	SJAP and QZH total	5,124,813	20,540,401	3,489,352	17,480,916	1,635,461	3,059,485
	% of increase	-75%				-47%
	Decrease in $	(15,415,588)				(1,424,024)

As illustrated in the Table above, when comparing Q2 2018 to Q2 2017, the losses in revenue (negative variance of $15 million, or -75%) and gross profit (negative variance of 1.42 million, or -47%) was primarily due to the decreased sales of live cattle (-$1,004,045 or -40%), Feed stock (-$820,433 or -27%) and the discontinued operation of QZH (-$13,231,847 or -100%).

 After the reorganization of SJAP’s segmental operations (i.e., derecognition of QZH in late December 2017), its current segmented operations during this quarter shows that its operations are self-sustainable having maintained an operating profit of RMB3.32 million (equivalent to US$0.51 million) and end cash and cash equivalent of RMB 1.9 million (equivalent to US$0.29 million) as recorded in SJAP’s stand-alone financial report. Even though Q2 2018’s situation is poor compared to the Company’s performance prior to fiscal year 2016, the fact that SJAP is sustainable after suffering its heavy loss in FY 2017 reflects a stable environment in the interim while management (in concert with local government officials) searches and develops a revitalization plan for SJAP’s profitable /viable future.

The table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the quarterly period ended June 30, 2018 compared to the same period ended June 30, 2017 of the beef and organic fertilizer divisions.

	Description of items
	Cattle Operation		2018Q2	2017Q2	Difference
SJAP	Production and Sales of live cattle	Heads	858	1,019	(161)	A.4.1
	Average Unit sales price	US$/head	1,740	2,450	(710)
	Unit cost prices	US$/head	1,434	2,335	(901)
	Production and sales of feedstock
	Bulk Livestock feed	MT	2,668	6,767	(4,099)	A.4.2
	Average Unit sales price	US$/MT	184	177	7
	Unit cost prices	US$/MT	84	79	5
	Concentrated livestock feed	MT	4,626	6,790	(2,164)	A.4.3
	Average Unit sales price	US$/MT	468	440	28
	Unit cost prices	US$/MT	258	247	11
	Production and sales of fertilizer	MT	7,790	3,351	4,439	A.4.4
	Average Unit sales price	US$/MT	125	188	(63)
	Unit cost prices	US$/MT	108	124	(16)
QZH	(Slaughter & De-boning operation)
	Slaughter operation
	Slaughter of cattle	Heads		328		A.4.5
	Service fee	US$/Head		14
	Sales of associated products	Pieces		328
	Average Unit sales price	US$/Piece		369
	Unit cost prices	US$/Piece		164
	De-boning & Packaging activities					A. 4.6.
	From Cattle supplied locally
	De-boned Meats	MT		125
	Average Unit sales price	US$/MT		7,327
	Unit cost prices	US$/MT		6,680
	From imported beef	MT		1,655
	Average Unit sales price	US$/MT		7,364
	Unit cost prices	US$/MT		7,002
	From imported lamb	MT
	Average of sales price	US$/MT
	Average of cost prices	US$/MT
	Production and Sales of live cattle	Heads
	Average Unit sales price	US$/head
	Unit cost prices	US$/head

The live cattle prices have not improved during the quarter, thus the lower unit price / head was primarily due to smaller sized cattle being sold and the overall situation of the local live cattle industry remaining depressed that also affected the sales of SJAP’s livestock feed, enhancing higher inventories with less quantity of sales.

The decrease in the sales of bulk livestock feed of 4,099 MT represents sales going from 6,767 MT in Q2 2017 to 2,668 MT in Q2 2018, while at the same time a decrease of 2,164 MT in concentrated feed reflected going from 6,790 MT in Q2 2017 to 4,624 MT in Q2 2018, again for the same reasons as mentioned, above.

However the sales of fertilizer increased during the quarter from Q2 2017’s 3,351 MT to Q2 2018’s 7,790 MT reflecting district farmers seeking other agricultural alternatives by planting other crops, which helped in increasing sale quantities of SJAP’s fertilizer. In turn, it had been necessary to reduce the fertilizer sale price to help induce local farmers (i.e., including new customers) to help make up the difference in our sales volume that primarily had been dependent on our contracted cooperative farmers, in the past.

1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

In US$		Sales of goods		Cost of good sold		Gross Profit
		2018Q2	2017Q2	2018Q2	2017Q2	2018Q2	2017Q2
HS.A	Sales of Organic fertilizer	927,067	959,598	766,897	766,897	160,170	192,701
	Sales of Organic Mixed Fertilizer	1,572,423		-	-	693,725
	HS.A Total	2,499,490	959,598	766,897	766,897	853,895	192,701
	% of increase or decrease (-)	160%		-48%		343%

				2018Q2	2017Q2	difference
HSA	Fertilizer and Cattle operation					-
	Organic Fertilizer		MT	3,717	3,913	-196
	% of increase or decrease (-)			-5.01%
	Average Unit sales price		US$/MT	249	239	10
	Unit cost prices		US$/MT	202	193	9
	Organic Mixed Fertilizer		MT	3,690
	Average Unit sales price		US$/MT	426
	Unit cost prices		US$/MT	238
	Retailing packed fertilizer (For super market sales)		MT		38
	Average Unit sales price		US$/MT		678
	Unit cost prices		US$/MT		348

During Q2 2018, HSA’s 2nd production plant started production having sold 3,690 MT of Organic Mixed Fertilizer for $1.57 million (or 100% increase) compared to Q2 2017’s zero quantity of sales in organic mixed fertilizer due to the retrofitting of this production plant. As such, HSA will improve its profit from here onward with the operation of two production plants.

At the same time, the delay in its cattle operation is due to both the Company’s restriction placed on what’s made available for capital expenditures as well as the lack of progress made by the Local Government with its industrial development plan of the LimLi district, where HSA owns over 250 Mu of industrial zoned land that remains very limited at its appraised value. In the interim, HSA is negotiating with potential third parties with synergistic operations on leasing out some of its existing assets and properties in an effort to gain some non-operational profits on its holdings. HSA is expecting closing on some of the leasing contracts within Q3 2018.

Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2018Q2	2017Q2	2018Q2	2017Q2	2018Q2	2017Q2
JHST	Sales of Fresh HU Flowers		11,134		9,552		1,582
	Sales of Dried HU Flowers	132,014	312,518	122,881	290,329	9,133	22,189
	Sales of Dried Immortal vegetables	62,706		46,637	-	16,069	-
	Sales of Other Value added products	849,525	431,927	689,665	329,975	159,860	101,952
	JHST/Plantation Total	1,044,245	755,579	859,183	629,856	185,062	125,723
	Increases in $	288,666				59,339
	% of increases	38%				47%
	Description of items			2018Q2	2017Q2	Differences
	Fresh HU Flowers		Pieces		123,785
	Average Unit sales price		US$/piece		0.09
	Unit cost prices		US$/piece		0.08
	Dried HU Flowers		MT	26	53	(27)
	Average Unit sales price		US$/MT	5,121	5,897	(776)
	Unit cost prices		US$/MT	4,767	5,478	(711)
	Dried Immortal vegetables		MT	1		1
	Average Unit sales price		US$/MT	62,706		62,706
	Unit cost prices		US$/MT	46,637		46,637
	Vegetable products		MT	768.0	686	82
	Average Unit sales price		US$/MT	1,106	630	476
	Unit cost prices		US$/MT	898	481	417

Dried flower sales volume dropped 27 MT from Q2 2017’s 53MT to Q2 2018’s 26 MT with sales revenue of dried flowers correspondingly decreasing by 58% (or $180,504) from Q2 2017’s $312,518 to Q2 2018’s $132,014. However, sales volume of fresh vegetables increased by 82 MT at much better unit prices of $1,106 / MT versus Q2 2017’s $630 / MT, helping to enhance sales by $417,598 (or +97%) from Q2 2017’s $431,927 to Q2 2018’s $849,525. The cultivation and sale of the proper type of vegetables based on market demand resulted in an overall increased performance by +38% (or $288,666) from Q2 2017’s total sales of $755,579 compared to Q2 2018’s $1,044,245.

As reported in Q1 2018’s report, we are targeting to plant about 15 acres of Immortal Vegetable plants in year 1 (starting from Q3 2018) to process into 75 MT of HHTP to generate direct farm sales (excluding marketing and other associated sales revenue and costs, etc.) up to RMB45 million / year 1 (or the equivalent of $7.2 million) at about a 70% gross profit margin. If successful, it will enhance revenue and profit by more than 200% of JHST’s annual sales revenue and gross profit generated in either FY 2016 or FY 2017. In this respect, JHST has started planting the 15 acres of Immortal Vegetable plants during late July 2018 targeting to complete planting the full 15 acres within Q3 2018.

Also as reported in Q1 2017, in March 2018 JHST signed two contracts that have stable pricing conditions:

(1). With a herbal plant oil processor to grow 50 acres of plants called “Pogestemon Patchouli” (“PP”) for processing into a type of natural aromatic oil that has experienced a good market in China.”

(2). To grow 200 acres of Passion Fruit for a Juice Manufacturer from 2018 to 2020 for 3 years initially estimated to produce around 2,400 MT of fruit / year contracted at RMB8,000 / MT (or $1,280 / MT) to generate over $3 million in sales revenue.

The combination of both fruits and PP will enhance revenue and gross profit to JHST that again will exceed its performance of either FY 2016 or FY 2017, if their outcomes prove successful, as is anticipated. In this respect, JHST has planted 20 acres of passion fruit during June and July 2018, expecting harvesting to begin in late August on the 15 acres of passion fruit planted earlier. The planting of 50 acres of PP is still pending the results from the soil test report. In the meantime JHST has completed a Joint Venture Agreement with another third party to develop 500 Mu (about 75 acres) of various kinds of fruit trees for fruits that will be sold and distributed by said third party to its market outlets. Inasmuch, over 200 Mu of tress had been planted during Q2 2018. Under a 5-year agreement, JHST is to provide land, equipment and existing infrastructure while the said third party is responsible for the cultivation, development and associated farming costs that will allow JHST its share of up to 25% of the profit derived from the sale of those fruits in the future.

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

		2018Q2	2017Q2	2018Q2	2017Q2	2018Q2	2017Q2

MEIJI
	Sale of Live cattle (Aromatic)	6,073,838	7,401,149	5,507,928	6,278,714	565,910	1,122,435
	MEIJI / Cattle farm Total	6,073,838	7,401,149	5,507,928	6,278,714	565,910	1,122,435
	Increases in $	(1,327,311)				(556,525)
	% of increase or decrease (-)	-18%		-12%		-50%

	Description of items
			2018Q2	2017Q2	Difference
MEIJI	Production and sale of Live cattle (Aromatic)	Heads	1,799	4,112	(2,313)
	Average Unit sales price	US$/head	3,376	1,800	1,576
	Unit cost prices	US$/head	3,062	1,527	1,535

Revenue from the cattle farm decreased by $1,327,311 (or 18%) from $7,401,149 for the quarterly period ended June 30, 2017 compared to $6,073,838 for the quarterly period ended June 30, 2018. The decrease was primarily due to the “Yellow Cattle,” being a smaller cow (averaging around 340 Kg / head) yet selling at a readily stable, higher price of RMB35 to 37 per Kg of live weight versus a price point of RMB24 to 25 per kg regularly garnered for western breeds of cattle (e.g., Angus).

●   4. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc. / Capital Award Inc. including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs. SIAF/CA does not hold import licensing or permits, and as such, SIAF/CA utilized the licenses or permits of A Power NaWay Co. or Virgo Co. of China by SIAF’s China office, and all commissions earned by SIAF/CA were to used help to offset part of (SIAF and CA)’s operational expenses. So as not to confuse / commingle commission income with the other production income, these revenues are categorized under the “Corporate & others division” category.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2018Q2	2017Q2	2018Q2	2017Q2	2018Q2	2017Q2
SIAF
	Sales of goods through trading/import/export activities
	on seafood	9,525,822	7,487,629	8,467,396	6,655,671	1,058,426	831,958
	Increases in $	2,038,193				226,468
	% of increases	27%				27%
	on imported beef and mutton	8,664,530	10,582,622	7,701,805	9,406,775	962,725	1,175,847
	Increases in $	(1,918,092)				(213,122)
	% of increases	-18%				-18%
	SIAF/ Others & Corporate total	18,190,352	18,070,251	16,169,201	16,062,446	2,021,151	2,007,805
	Increases in $	120,101				13,346
	% of increases	1%				1%

	Description of items
			2018Q2	2017Q2	Difference
SIAF	Seafood trading from imports
	Mixed seafoods	MT	524	396	128
	Average of sales price	US$/MT	18,179	18,918	(739)
	Average of cost prices	US$/MT	16,159	16,816	(657)
	Beef & Lambs trading from imports	MT	460	907	(447)
	Average of sales price	US$/MT	18,836	11,674	7,162
	Average of cost prices	US$/MT	16,743	10,377	6,366

Revenue from the corporate division increased by $120,101 (or approximately 1%) from $18,070,251 for Q2 2017 to $18,190,352 for Q2 2018. The increase was primarily due to more seafood imports offsetting the unstable factors experienced in the beef industry:

(i)   The decrease of sales in imported beef by $1,919,092 (or 18%) from Q2 2017’s $10,582,622 to Q2 2018’s $8,664,530 was due to reasons previously discussed in this Form 10-Q.

(ii)   This quarter seafood imports have increased by 128 MT compared to Q2 2017, which resulted in an increase in sales revenue by $2,038,193 (or 27%) from Q2 2017’s $7,487,629 to Q2 2018’s $9,525,822.

Since China is short of seafood supply with demand increasing each year, it’s been projected that China will become a negative importing country with a shortfall of over tens of Million Metric Tons (MMT) / year. In this respect, the locally grown seafood and imported seafood trade has strong potential to increase its revenue and profits throughout the coming years.

4.a. Share of income from unconsolidated investee

Share of income from unconsolidated investee increased by $294,824 (or 22%) from $1,313,996 in Q2 2017 to Q2 2018’s $1,608,820 primarily due to the Company’s share of income generated from Tri-way’s fishery operation based on 36.6% equity interest in Tri-way prior to the finalization of the Company’s effective equity interest in Tri-way of 36.6% and corresponding adjustments to be made within the coming quarter.

●   5.A. Engineering technology consulting and services:

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for the same period ended June 30, 2018 and 2017.

	2018Q2	2017Q2	Difference
CA	1,061,986	-	1,061,986	Completing work in AF2
Revenues	1,061,986	-	1,061,986
CA	880,418	-	880,418
Cost of Consulting and Services	880,418	-	880,418
CA	181,568	-	181,568
Gross Profit	181,568	-	181,568

Revenues (consulting, service, commission and management fee):

Revenues increased by $1,061,986 from $0 for the quarterly period ended June 30, 2017 to $1,061,986 for the same period ended June 30, 2018.

Correspondingly, the cost of services for consulting, service, commission and management fees increased by $880,418 from $0 for the quarterly period ended June 30, 2017 to $880,418 for the same period ended June 30, 2018. The increase was primarily due to higher revenues during the quarter. Gross profit from consulting, service, commission and management fees increased by $181,568 from $0 for the quarter period ended June 30, 2017 to $181,568 for the same period ended June 30, 2018.

Note (4) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) decreased by $1,423,759 or 22% from $6,574,120 for Q2 2017 to $5,150,361 for Q2 2018. The decrease was primarily due to a decrease in wages and salaries of $1,944,058 from $2,498,474 expended during Q2 2017 to $551,416 expended during Q2 2018. Office and corporate expenses increased by $517,086 or 39.7% to 1,819,000 for Q2 2018 from $1,302,614 for Q2 2017.

Category	2018 Q2	2017 Q2	Difference
			$
Office and corporate expenses	1,819,700	1,302,614	517,086
Wages and salaries	554,416	2,498,474	(1,944,058)
Traveling and related lodging	8,039	13,772	(5,733)
Motor vehicles expenses and local transportation	21,976	21,247	729
Entertainments and meals	10,207	22,005	(11,798)
Others and miscellaneous	159,272	673,519	(514,247)
Depreciation and amortization	1,559,444	1,317,716	241,728
Sub-total	4,133,054	5,849,346	(1,716,292)
Interest expenses	417,307	724,774	292,533

Total	4,550,361	6,574,120	(1,423,759)

Note (5) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

Names of intermediate holdco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.	Total
Abbreviated names	CA	(MEIJI)			(APWAM)

% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	41.25%

Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)	Hunan Shanghua A Power Agriculture Co. Ltd (China	Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)

Net income of the P.R.C. subsidiaries for the period ended 30. June 2018 in $		($698,169)	$424,700	$770,224	(1,469,654)

Equity % of non-controlling interest		25%	25%	24.0%	58.8%
Non-controlling interest's shares of Net incomes in $		($174,542)	$106,175	$184,854	(863,422)	(746,936)

The Net Income attributed to non-controlling interest is $(746,936) shared by JHST, JHMC, HSA, SJAP and JFD, collectively for Q1-2 2018 as shown in Table (F) above.

Note (6) to Table A 1 Earnings per shares (EPS)

Earnings per share remained the same at 0.02 (basic) and decreased by $0.01 to $0.02 (diluted) per share from EPS of $0.02 (basic) and $0.03 (diluted) for Q2 2017 to EPS of $0.02 (basic) and $0.02 (diluted) for Q2 2018. The reason for there having been little to no change is primarily due to several contributing factors as outlined and discussed for each segment’s analysis of revenues and expenses throughout this report.

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the six months ended 30 June 2018 (Q2 2018) compared to the twelve months ended 31 December 2017 (fiscal year 2017)

Consolidated Balance sheets	30-Jun-18	December 31, 2017	Changes +-	Note
	$	$	$
ASSETS
Current assets
Cash and cash equivalents	605,994	560,043	45,951	B
Inventories	52,941,240	52,628,947	312,293	9
Costs and estimated earnings in excess of billings on uncompleted contracts	250,828	1,249,187	(998,359)
Deposits and prepaid expenses	63,904,021	70,459,650	(6,555,629)	10
Accounts receivable	89,045,305	82,971,418	6,073,887	11
Other receivables	26,039,372	20,680,478	5,358,894
Total current assets	232,786,760	228,549,723	4,237,037
Property and equipment
Property and equipment, net of accumulated depreciation	243,424,801	246,857,797	(3,432,996)	12
Construction in progress	11,410,770	6,178,308	5,232,462	13
Land use rights, net of accumulated amortization	56,424,062	54,838,031	1,586,031	14
Total property and equipment	311,259,633	307,874,136	3,385,497
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	9,279,211	9,588,605	(309,394)
Interests in unconsolidated equity investees	201,311,597	193,267,696	8,043,901
Temporary deposits paid to entities for investments in Sino joint venture companies	34,895,444	34,917,222	(21,778)
Total other assets	246,211,192	238,498,463	7,712,729
Total assets	790,257,585	774,922,322	15,335,263
Current liabilities				15
Accounts payable and accrued expenses	6,246,248	4,243,496	2,002,752
Billings in excess of costs and estimated earnings on uncompleted contracts	5,602,681	5,740,065	(137,384)
Due to a director		107,074	(107,074)
Other payables	40,784,287	40,593,482	190,805
Borrowings - Short term bank loan	4,684,902	4,667,890	17,012
Negotiable promissory notes	977,155	977,155	-
Derivative liability	2,100	2,100	-
Convertible note payable	3,894,978	3,894,978	-
Income tax payable	371	377	-6.00
Non-current liabilities				16
Other payables	10,949,126	11,089,779	(140,653)
Borrowings - Long term bank loan	5,893,910	6,045,302	(151,392)
Total non-current liabilities	16,843,036	17,135,081	(292,045)
Stockholders’ equity
Common stock	40,306	29,363	10,943
Additional paid - in capital	176,731,765	169,743,640	6,988,125
Retained earnings	447,458,892	441,488,507	5,970,385
Accumulated other comprehensive income	2,934,454	2,346,174	588,280
Treasury stock	(1,250,000)	(1,250,000)	-
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity	625,915,417	612,357,684	13,557,733
Non - controlling interest	85,306,410	85,202,940	103,470
Total stockholders’ equity	711,221,827	697,560,624	13,661,203
Total liabilities and stockholders’ equity	790,257,585	774,922,322	15,335,263

Part B discusses and analyzes certain items (marked with notes) to assist stakeholders in obtaining a better understanding of the Company’s results from operations and overall financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalent was $45,951 when comparing cash and cash equivalent of $605,994 and $560,043 as at June 30, 2018 and December 31, 2017, respectively.

Note (9) Break down on inventories

	30-Jun-18	31-Dec-17
	(Unaudited)	(Audited)	Difference

Bread grass	437,755	976,514	(538,759)
Beef cattle	9,747,627	5,903,442	3,844,185
Organic fertilizer	12,669,705	16,832,390	(4,162,685)
Forage for cattle and consumable	7,204,550	7,397,910	(193,360)
Raw materials for bread grass and organic fertilizer	19,896,828	19,113,274	783,554
Immature seeds	2,984,775	2,405,417	579,358
	$52,941,240	$52,628,947	$312,293

The main increase in inventories came from beef cattle (up $3.9 m) primarily due to the cumulative increase of breeding stock and lower sales in marketable stocks that would have incurred higher losses due to livestock prices having been low during the quarter.

Note (10) Breakdown of Deposits and Prepaid Expenses

	June 30,2018	December 31,2017	Difference
Deposits for	$	$	$
- purchases of equipment	2,765,042	2,815,774	(50,732)
- acquisition of land use rights	181,352	3,244,567	(3,063,215)
- inventories purchases	21,721,995	24,282,950	(2,560,955)
- construction in progress	5,101,578	11,365,748	(6,264,170)
- issue of shares as collateral	25,761,658	25,427,293	334,365
Shares issued for employee compensation and overseas professional and bond interest	1,138,689	702,625	436,064
Others	7,233,707	2,620,693	4,613,014

	63,904,021	70,459,650	(6,555,629)

Note (11) Breakdown of Accounts receivable:

		June 30,2018
		Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year	Over One years
		$	$	$	$	$	$
Consulting and Service (C&S) totaling
	CA	53,460,749	982,223	-	3,413,141	5,775,840	43,289,545
Sales of imported seafood (Corporate Sector of SIAF)		18,639,559	-	17,064,037	1,575,522	-	-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)		4,427,687	-	4,427,687	-	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)		1,567,527	398,420	571,127	365,310	232,670	-
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)		6,876,220	1,398,281	2,889,299	1,899,520	689,120	-
Sales Fertilizer from (HSA)		4,073,563	801,869	1,603,715	759,090	908,889	-

Total		89,045,305	3,580,793	26,555,865	8,012,583	7,606,519	43,289,545

The accounts receivable of CA’s C&S services totals US$53,460,749 made up of $982,223 (0 – 30 days), $9,188,981 (over 90-days & less than one-year), and $43,289,545 (over one year).

●	$43,289,545 is to be settled by Tri-way’s shares included in the 36.6% equity shares that the Company received from the “Carve-out” exercise as discussed in the Company’s 2017 10K filing.

●	$3,413,141 (91 – 120 days) and $5,775,840 (over 120 days & less than one-year) is AR that will be settled within trading terms of 360 days.

●	CA remains as the turnkey contractor appointed by Tri-way (i.e. the Master APM License Holder in China granted by CA for 50 years) to carry out developments and construction work for APM and ODRAS fish farms (inclusive the Mega farm APM project and other ODRAS farm projects) that are being and will be developed by Tri-way in China.

●	The other account receivables are spread among 5 main subsidiaries and their respective subsidiaries within their own organization (i.e. SJAP has 5 and JHST has 2 subsidiaries for example) and their respective accounts receivable aging period is less than 12 months old and within normal trading terms, therefore no diminution in value is required, as the credit quality of the receivables is not in doubt.

Information on Concentration of credit risk of revenue:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 78.21% or more of our consolidated revenues for Q2 2018 as shown in the table below:

Customer A	35.13%	11,940,966
Customer B	18.44%	6,267,187
Customer C	18.38%	6,249,386
Customer D	6.26%	2,985,856

	78.21%	27,443,396

Customer A is ShangHai Virgo Trading co. Ltd, which is one of our major distributors of imported beef and seafood as well as our farmed seafood. We sold $11,940,966 of goods to Virgo during Q2 2018 representing 35.13% of our total revenue of $ 33,994,723 during the quarter.

Customer B is Cattle Wholesale represented by Mr. Zhen Runchi who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies us with young cattle. During Q2 2018, transactions through Mr. Zhen Runchi generated 18.44 % of our total consolidated revenue (equivalent to $6,267,187 of total revenue of $33,994,723).

Customer C is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). APNW distributes seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits as of September 30, 2014. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales affected through WSC-1 contribute 18.38% of our total consolidated revenue (equivalent to $6,249,386 of total revenue of $33,994,723).

Customer D is Zhang Zhijie (张志杰-SJAP销售精饲料), during which Q2 2018 we sold $2,985,856 million of goods representing 6.26% of total revenue of $33,994,723.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q2 2018:

	June 30,2018		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	60.04%		53,460,749
Customer B	12.15%		10,814,651
Customer C	8.79%		7,824,908
Customer D	5.14%		4,578,259
	86.12%		76,678,567

Note (12) Property and equipment, net of accumulated depreciation

June 30, 2018
(Unaudited)
Plant and machinery	$5,443,921
Structure and leasehold improvements	206,926,056
Mature seeds and herbage cultivation	53,671,290
Furniture and equipment	698,700
Motor vehicles	608,413
267,348,380

Less: Accumulated depreciation	(23,923,579)
Net carrying amount	$243,424,801

Note (13) Construction in progress

(Unaudited)
Construction in progress
- Rangeland for beef cattle and office building	11,410,770

Note (14) Land Use Rights, net of accumulated amortization

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2018.06.30 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	201,782	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	32,388,425	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	310,677	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	870,821	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	841,344	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,839,083	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,673,264	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	787,008	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	677,692	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,067,697	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,114,549	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,239,862	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	439,362	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	228,622	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	3,896,957	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,575,776
Hunan lot12	HS.A	Ouchi Village, Fenghuo Town, Linli County	25.54	6/30/2018	50	6/29/2068	3,022,518	5,038	3,022,518	Lease	Fertilizer production
Exchange difference							-2,382,562		-2,751,377

Note (15) Current Liabilities:

Accounts payable and accrued expenses	6,246,248	15.A
Billings in excess of costs and estimated earnings on uncompleted contracts	5,602,681
Due to a director	-
Other payables	40,784,287	15B
Borrowings - Short term bank loan	4,684,902
Negotiable promissory notes	977,155
Derivative liability	2,100
Convertible note payable	3,894,978
Income tax payable	371
	62,192,722

Note 15A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms, yet, the Company generally pays for its purchases in cash or net, 7 – 10 days, which allows for better bargaining capability for obtaining purchase discounts, etc. Thus, our trade and accounts payable balance stood at $6,246,248, only 18% of total revenue of $33,994,723 at the end of our 2nd quarter.

Note 15B: Analysis of Other Payables:

As of June 30, 2018, other payables totaling $41,129,945 was composed of the following:

●	Straight note payable of $29,867,999 represents a 10.5% Convertible Note in the aggregate principal amount of up to $33,300,000 issued on August 29, 2014. On July 18, 2017, the Company and the note holder entered into a restructuring agreement regarding the settlement of the Note as follows:

(i)	50% in cash settlement of $15,589,000 to be paid in monthly instalments.
(ii)	The other 50% balance of $15,589,000 to be settled by the issuance of 5,196,333 common shares of the Company and 400,000 shares of Tri-way Industries Limited.

As of the date of this report, the Company has paid $3.5 million with $12,089,000 remaining owed on the $15,589,000 balance.

●	Over the past years, other advances had been provided by other unrelated third parties, contractors, services providers, and agents fees etc. to our subsidiaries with some in the form of promissory notes or agreements at no fixed term of repayment and interest free; some at an interest rate calculated from 3% up to 8% over a 2 to 5 year term; and the remainder covered by conditions settled through verbal arrangements with the Company. These sums amount to $11,161,946 unpaid and outstanding as of June 30, 2018 after the settlement of $3,427,536 by the issuance of 5,515,925 shares at an average of $0.55 / share during Q2 2018.

Note (15C): Analysis of Convertible Notes payables:

On October 20, 2017, the Company issued a Convertible Note (i.e. "Note 2") with a principal amount of $4,000,000 due on February 28, 2018 and subsequently a US$600,000 short term note (incorporated into “Note 2”) also scheduled to mature in February 2018. The note holder had the option to convert all or any part of the outstanding note into the common stock of the Company (the "Primary Optional Conversion") or TRW (the "Secondary Optional Conversion") at any time for a period of eight months from the note's maturity date. The conversion price for Primary Optional Conversion is lesser of $1.50 per share or at 65% of the market share price of the Company. The conversion price for Secondary Optional Conversion is $3.41 per share subject to equitable adjustment for stock split, stock dividend or rights offerings.

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW.

As of the date of this report, no settlement has occurred for either the origination fee or the interest payment, and as such the note holder and the Company are preparing a settlement agreement to revise the final settlement at a sum of US$6 million covering both principal and interest payment to be paid in installments within the next 9 months by April 2019. The Company is expecting the final agreement to be executed approximately 7 business days after the filing date of this report.

Note (16) Non-current liabilities

Other payables of $10,949,126: During Q2 2018, the Company issued promissory notes amounting to $0 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries). During Q2 2018 we redeemed $984,428 of Promissory Notes for advances granted by third parties in past fiscal years to be settled by the issuance of shares and / or cash leaving a balance of $10,949,126 of promissory notes still due and outstanding as of June 30, 2018.

Part C. Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 (presented in summarized Charts below);

Revenue:

Revenues decreased by $50,613,606 or 43% to $67,725,987 for the six months ended June 30, 2018 from $118,339,593 for the six months ended June 30, 2017. The decrease was primarily due to the decrease of revenue generated from our fishery, organic fertilizer, and corporate and others operations and the maturity of on-going divisional businesses improving their revenues.

The following chart illustrates the changes by category from the six months ended June 30, 2018 to June 30, 2017.

Revenue
	2018	2017
Category	Q1 - Q2	Q1 - Q2	Difference
	$	$	$
Fishery	3,534,390	13,189,265	(9,654,875)

Plantation	2,094,473	2,078,755	15,718

Beef	11,529,838	42,353,905	(30,824,067)

Organic fertilizer	4,865,057	3,723,601	1,141,456

Cattle farm	11,071,921	15,813,236	(4,741,315)

Corporate and others	34,630,308	41,180,831	(6,550,523)

Total	67,725,987	118,339,593	(50,613,606)

Cost of Goods Sold and Services:

Cost of goods sold and services decreased by $41,202,238 or 42% to $56,199,019 for the six months ended June 30, 2018 from $97,401,257 for the six months ended June 30, 2017. The decrease was primarily due to the reciprocal decrease in sales generated from the Company’s fishery, plantation, beef, organic fertilizer, cattle farm and corporate and other operations for six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

The following chart illustrates the changes by category from the six months ended June 30, 2018 to June 30, 2017.

	2018	2017
Category	Q1 - Q2	Q1 - Q2	Difference
	$	$	$
Fishery	2,664,740	8,782,892	(6,118,152)

Plantation	1,753,905	1,085,357	668,548

Beef	7,625,676	35,128,689	(27,503,013)

Organic fertilizer	3,259,280	2,536,965	722,315

Cattle farm	10,036,426	13,262,170	(3,225,744)

Corporate and others	30,858,992	36,605,184	(5,746,192)

Total	56,199,019	97,401,257	(41,202,238)

Gross Profit

Gross profit decreased by $9,411,368 or 45% to $11,526,968 for the six months ended June 30, 2018 from $20,938,336 for the six months ended June 30, 2017. The decrease was primarily due to the corresponding decreases in operation revenues of the discontinuing operation in the fishery sales sector, nominal revenue generated from engineering and consulting services, and the decrease in sales in the Cattle and fertilizer segments.

The following chart illustrates the changes by category from the six months ended June 30, 2018 to June 30, 2017. The gross profit by category is as follows:

	2018	2017
Category	Q1 - Q2	Q1 - Q2	Difference
	$	$	$
Fishery	869,650	4,406,373	(3,536,723)
	-	-
Plantation	340,568	993,398	(652,830)
	-	-
Beef	3,634,162	7,225,216	(3,591,054)
	-	-
Organic fertilizer	1,605,777	1,186,636	419,141
	-	-
Cattle farm	1,035,495	2,551,066	(1,515,571)
	-	-
Corporate and others	3,771,316	4,575,647	(804,331)
	-
Total	11,256,968	20,938,336	(9,681,368)

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) decreased by $4,442,652 or 34% to $8,666,741 for the six months ended June 30, 2018 from $13,109,393 for the six months ended June 30, 2017. The decrease was primarily due to the decrease in Wages and salaries of $1,101,058 for the six months ended June 30, 2018 from $4,500,600 for the six months ended June 30, 2017.

Category	2018 Q1 - Q2	2017 Q1 - Q2	Difference
	$	$	$
Office and corporate expenses	3,123,845	2,721,286	402,559

Wages and salaries	1,101,058	4,500,600	(3,399,542)

Traveling and related lodging	11,581	30,952	(19,371)

Motor vehicles expenses and local transportation	31,882	56,857	(24,975)

Entertainments and meals	27,783	157,649	(129,866)

Others and miscellaneous	758,135	1,672,034	(913,899)

Depreciation and amortization	2,741,499	2,739,704	1,795

Sub-total	7,795,783	11,879,081	(4,083,298)

Interest expenses	870,958	1,230,312	(505,538)

Total	8,666,741	13,109,393	(4,588,836)

Depreciation and Amortization

Depreciation and amortization increased by $653,693 or 11% to $6,460,435 for the six months ended June 30, 2018 from $5,806,742 for the six months ended June 30, 2017. The increase was primarily due to the increase of depreciation by $819,292 to $5,325,531 for the six months ended June 30, 2018 from depreciation of $4,506,239 for the six months ended June 30, 2017, and the decrease of amortization by $165,599 to $1,134,904 for six months ended June 30, 2018 from amortization of $1,300,503 for the six months ended June 30, 2017.

In this respect, total depreciation and amortization amounted to $6,460,435 for the six months ended June 30, 2018, out of which $2,741,499 was booked under General and administration expenses and $3,718,936 was booked under cost of goods sold; and whereas, total depreciation and amortization was at $5,806,742 for the six months ended June 30, 2017 out of which $2,739,704 was booked under General and Administration expenses and $3,067,038 was booked under cost of goods sold.

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

The Company is preparing its filing of income tax returns with the IRS for 2016 & 2017 during Q3 2018.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HAS, QZH and SJAP since they are exempt from EIT for the six months ended June 30, 2018 and 2017 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the six months ended June 30, 2018 and 2017.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the six months ended June 30, 2018 and 2017.

No Sweden Corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the six months ended June 30, 2018.

No deferred tax assets and liabilities are of June 30, 2018 and December 31, 2017 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of June 30 2018, unrestricted cash and cash equivalents amounted to $ 605,994 (see notes to the consolidated financial statements), and our working capital as of June 30, 2018 was $176,039,200.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,684,902				4,684,902
Negotiable promissory notes	977,155				977,155
Long Term Debts		5,893,910			5,893,910
Promissory Notes		10,949,126			10,949,126
convertible note payables	3,894,978				3,894,978

Cash provided by operating activities amounted to $5,366,789 for Q1-2 2018. This compares with cash provided by operating activities totaling $16,025,338 for Q1-2 2017. The decrease in cash flows from operations primarily resulted from the decrease in accounts receivable to $(6,073,887) for Q1-2 2018 from $17,338,773 for Q1-2 2017.

Cash used in investing activities totaled $9,240,726 for Q1-2 2018. This compares with cash used in investing activities totaling $15,690,648 for Q1-2 2017. The increase in cash balance resulting from less investing activities primarily resulted from payment for property and equipment and non-current assets held for sale of $4,840,642 in Q1-2 2018 compared to $9,382,745 expended in Q1-2 2017.

Cash used in financing activities totaled $0 for Q1-2 2018. This compares with cash from financing activities totaling $1,044,126 for Q1-2 2017.

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

We plan to acquire further SFJVC’s at the time they will be formed officially after their approval by relevant Chinese Authorities with details shown in the Table below:

	Acquisition by which subsidiary	Estimated time of SFJVC being formed	Estimated time of completion of acquisition	Estimated Total consideration		Deposit paid up to date		Deposit paid is equivalent to % of equity	Estimated time of progress payments
Enping Prawn PF1	CA	June 2014	August 2014	$20.94	m	$14.45	m	56%	Q1 to Q2 2014
Zhongshan Prawn PF2	CA	Phase 3 Work still in progress, targeting completion Q3 2014	August 2015	$26.20	m	$9.88	m	33%	Q4 2013 & all year round 2014
Fish & eel Farm 2	CA	Phase 3 & 4 work are in progress targeting completion Q4 2015	August. 2017	$26.22	m	$6.0	m	23%	Q4 2013 & all year round 2014 & 2015
Cattle Farm 2	MEIJI	Final work is still in progress	August 2014	$15.88	m	$5.58	m	35%	On or before June 30 2014
WXC businesses	SIAF	Work is in progress until end 2015	Not yet determined	Not fully determined		$4.08	m	Not yet know	Partially in 2014.
NaWei wholesale centers	SIAF	Work is in progress until end 2015	Phase (1) March 2014, new Phases are pending	Not fully determined		$1.03	m	Not yet know	Partially in 2014.

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

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended June 30, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financial statements for the three months ended June 30, 2018 results are for the period then ended and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $1,960, $8,398, $2,745 and $16,145 for the three months and the six months ended June 30, 2018 and 2017, respectively.

 ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $399,749, $372,045, $800,504 and $1,003,762 for the three months ended and the six months ended June 30, 2018 and 2017, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the twelve months ended June 30, 2018 or December 31, 2017.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Milk cows	10 years
Plant and machinery	5 - 10 years
Structure and leasehold improvements	10 -30 years
Mature seed and herbage cultivation	20 years
Furniture, fixtures and equipment	2.5 - 10 years
Motor vehicles	4-10 years

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2018 and 2015, the Company determined no impairment losses were necessary.

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

For the three months ended June 30, 2018 and 2017, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amounted to $0.02 and $0.02, respectively. For the three months ended June 30, 2018 and 2017, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.02 and $0.03, respectively.

For the six months ended June 30, 2018 and 2017, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.17 and $0.39, respectively. For the six months ended June 30, 2018 and 2017, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.17 and $0.38, respectively.

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

For the six months ended June 30, 2018

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2018 and December 31, 2017 were translated at RMB6.62 to $1.00 and RMB6.94 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the six months ended June 30, 2018 and June 30, 2017 were RMB6.37 to $1.00 and RMB6.53 to $1.00, respectively.

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

In February 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-02, Leases (Topic 842) (ASU 2017-02), which generally requires companies to recognize operating and financing lease liabilities and corresponding right of-use assets on the balance sheet. This guidance will be effective for us in the first quarter of 2019 on a modified retrospective basis and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2017-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2018. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2017-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018, and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In October 2017, the FASB issued Accounting Standards Update No. 2017-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2017-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2018. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our consolidated financial statements.

In November 2017, the FASB issued Accounting Standards Update No. 2017-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2017-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosure

In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2018-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2018, the FASB issued Accounting Standards Update No. 2018-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2018-04), which eliminates step two from the goodwill impairment test. Under ASU 2018-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance will be effective for us in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2013 through 2017 were RMB6.19, RMB6.14, RMB6.23, and RMB6.64, respectively.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Other relevant and / or subsequent information:

Shares issued during Q2 2018 through the three-month period ended June 30, 2018.

During Q2 2018 (through the 3 months period ended 30.06.2018) there were a total of 7,121,242 shares issued for a sum of $3,916,683 for the following payments: (i) 1,978,181 shares were issued to one contractor for services rendered in 2016 and 2017, the collective total amounting to $1,088,000 (cost average: $0.55 / share); (ii) 889,359 shares were issued to one professional firm for financing arrangement services rendered in 2017, the collective total amounting to $489,147 (cost average: $0.55 / share), and (iii) 4,253,703 shares were issued to three unrelated third parties for repayment of Other Payables, Non-current liabilities, the collective total amounting to $2,339,536 (cost average: $0.55 / share). Typically, repayments to the Company’s unrelated third parties are compensated in cash, but due to tight cash-restraints throughout the past quarters, the Company had been required to meet its minimum debt obligation to these providers in the form of share compensation. The Company wishes to emphasize that all shares issued during the period held a cost average greater than the market-price at the time of issuance. The Company has been experiencing a cash hardship over the last 18-months, primarily due to the following reasons:

(i) regarding operation activities, the slow down of the local cattle industry followed by new environmental policies imposed by the Central Government, which caused a major downturn at SJAP;

(ii) retrofitting the fertilizer manufacturing and the development of a cattle station at HSA slowed down its productivity in the interim;

(iii) disease continuing to plague production at the HU planation (JHST); and

(iv) the reduced work of engineering servicing and consulting at CA primarily due to Tri-way and the Company’s discretion in limiting its capital expenditure budget.

All of these events / decisions collectively had an impact on Company performance, thus cash position, throughout the past year and a half.

SIAF Cash Dividend Policy (Reprinted from information provided in the Company’s previous report in service to those investors who might have not seen or possibly overlooked it)

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

Tri-way share distribution to SIAF shareholders

As alluded to in our Form 10-Q for the period ended March 31, 2018, the Company has been in communication with Tri-way on a concept / plan that allows our common shareholders, eligible to receive dividend, to receive 18.3% cumulative ownership in Tri-way that does not impose a tax-liability to either company. The outline of the distribution plan will be made public by Tri-way in the next few weeks. Essentially, we believe that there will be two (2) scheduled distributions whereby, under each distribution, SIAF shareholders in exchange for Tri-way debt held by SIAF will receive convertible preferred shares of Tri-way in an amount equivalent to $3.41 per share value of one common share of Tri-way, the number of preferred shares to be received in book entry form to be based on the number of SIAF shares held by each eligible shareholder as at / on two (2) separate Record Dates, the dates of which shall be announced by Tri-way along with possibly their Conversion Dates announced, simultaneously.

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

SINO AGRO FOOD, INC.

August 14, 2018	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer)

August 14, 2018	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2018	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

August 14, 2018	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

August 14, 2018	By:	/s/ CHEN BORHANN
Chen Bor Hann Corporate Secretary

August 14, 2018	By:	/s/ YAP KOI MING
Yap Koi Ming Director

August 14, 2018	By:	/s/ NILS ERIK SANDBERG
Nils Erik Sandberg Director

August 14, 2018	By:	/s/ DANIEL RITCHEY
Daniel Ritchey Director

August 14, 2018	By:	/s/ SOH LIM CHANG
Soh Lim Chang Director

- 32 -