Form 10-Q
period 2018-09-30
Sino Agro Food, Inc.
filed 2018-11-14
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

Sichenzia Ross Ference LLP

1185 Avenue of the Americas, 37th Floor

New York, NY10036

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 30, 2018 there were 47,410,329 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2018	December 31, 2017
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	5	$417,373	$560,043
Inventories	6	56,409,897	52,628,947
Costs and estimated earnings in excess of billings on uncompleted contracts	18	250,828	1,249,187
Deposits and prepayments	7	56,588,099	70,459,650
Accounts receivable, net of allowance for doubtful accounts	8	94,884,040	82,971,418
Other receivables	9	26,241,744	20,680,478
Total current assets		234,791,981	228,549,723
Plant and equipment
Plant and equipment, net of accumulated depreciation	10	233,357,869	246,857,797
Construction in progress	11	13,561,210	6,178,308
Land use rights, net of accumulated amortization	12	54,153,816	54,838,031
Total plant and equipment		301,072,895	307,874,136
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	9,080,565	9,588,605
Interests in unconsolidated equity investees	15	202,786,870	193,267,696
Temporary deposits paid to entities for investments in Sino joint venture companies	16	34,916,517	34,917,222
Total other assets		247,508,892	238,498,463

Total assets		$783,373,768	$774,922,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$8,515,417	$4,243,496
Billings in excess of costs and estimated earnings on uncompleted contracts	18	5,350,165	5,740,065
Due to a director		-	107,074
Other payables	19	38,414,675	40,593,482
Borrowings - Short term bank loan	20	4,506,468	4,667,890
Negotiable promissory notes	21	977,155	977,155
Derivative liability	22	2,100	2,100
Convertible note payable	22	3,894,978	3,894,978
Income tax payable		343	377
		61,661,301	60,226,617

Non-current liabilities
Other payables	19	10,826,560	11,089,779
Borrowings - Long term bank loan	20	5,669,429	6,045,302
		16,495,989	17,135,081

Commitments and contingencies		-	-

Stockholders’ equity
Preferred stock: $0.001 par value (10,000,000 shares authorized, 100 shares issued and outstanding as of September 30, 2018 and December 31 , 2017, respectively)
Series A preferred stock: $0.001 par value (100 shares designated, 100 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	23	-	-
Series B convertible preferred stock: $0.001 par value (10,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	23	-	-
Series F Non-convertible preferred stock: $0.001 par value (1,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	23	-	-
Common stock: $0.001 par value (50,000,000 shares authorized, 47,410,329 and 29,362,875 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	23	47,410	29,363
Additional paid - in capital		180,766,756	169,743,640
Retained earnings		450,924,456	441,488,507
Accumulated other comprehensive (loss) income		(7,965,574)	2,346,174
Treasury stock	23	(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		622,523,048	612,357,684
Non - controlling interest		82,693,430	85,202,940
Total stockholders’ equity		705,216,478	697,560,624
Total liabilities and stockholders’ equity		$783,373,768	$774,922,322

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

		Three months ended	Three months ended	Nine months ended	Nine months ended
	Note	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Continuing operations
Revenue
- Sale of goods		$32,247,645	$45,414,562	$96,439,242	$150,564,890
- Consulting and service income from development contracts		6,502,372	2,978,371	10,036,762	16,167,636
- Commission and management fee		-	-	-	-
	3	38,750,017	48,392,933	106,476,004	166,732,526
Cost of goods sold	3	(27,086,184)	(39,612,509)	(80,620,463)	(128,230,874)
Cost of services	3	(5,469,059)	(2,234,070)	(8,133,799)	(11,016,962)

Gross profit		6,194,774	6,546,354	17,721,742	27,484,690
General and administrative expenses		(3,991,962)	(3,254,065)	(11,787,745)	(15,133,146)
Net income from operations		2,202,812	3,292,289	5,933,997	12,351,544
Other income (expenses)

Government grant		43,796	-	176,643	457,288
Share of income from unconsolidated equity investee		1,793,661	1,379,672	7,125,632	5,452,523

Other income		57,580	4,468	117,318	4,468
Non-operating expenses		-	-	(3,161,333)	-

Interest expense		(407,728)	(331,596)	(1,278,685)	(1,561,908)
Net income (expenses)		1,487,309	1,052,544	2,979,575	4,352,371

Net income before income taxes		3,690,121	4,344,833	8,913,572	16,703,915
Provision for income taxes	4	-	-	-	-

Net income		3,690,121	4,344,833	8,913,572	16,703,915

Less: Net (income) loss attributable to non - controlling interest		(224,559)	(893,985)	522,377	(4,179,202)
Net income attributable to the Sino Agro Food, Inc. and subsidiaries		3,465,562	3,450,848	9,435,949	12,524,713
Other comprehensive income (loss)
- Foreign currency translation gain (loss)		(13,737,567)	569,938	(12,298,881)	8,555,686
Comprehensive income (loss)		(10,272,005)	4,020,786	(2,862,932)	21,080,399
Less: Other comprehensive (income) loss attributable to non - controlling interest		2,837,539	(983,217)	1,987,133	(2,011,228)
Comprehensive income (loss) attributable to the Sino Agro Food, Inc. and subsidiaries		$(7,434,466)	$3,037,569	$(875,799)	$19,069,171

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:

Basic	28	$0.09	$0.14	$0.27	$0.62
Diluted	28	$0.09	$0.15	$0.27	$0.63

Weighted average number of shares outstanding:

Basic		36,650,450	24,231,617	35,381,345	20,309,014
Diluted		36,650,450	26,357,758	35,381,345	22,496,396

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2018	Nine months ended September 30, 2017

Cash flows from operating activities
Net income for the period	$8,913,572	$16,703,915
Adjustments to reconcile net income for the period to net cash from operations:
Share of income from unconsolidated equity investee	(7,125,632)	(5,452,523)
Depreciation	7,877,928	6,997,754
Amortization	1,605,125	2,020,253
Inventory written off	3,071,068	-
Common stock issued for services	1,896,986	4,083,724
Other amortized cost arising from convertible notes and others	-	2,074,106
Changes in operating assets and liabilities:
Increase in inventories	(6,852,017)	(17,752,925)
Decrease (increase) in cost and estimated earnings in excess of billings on uncompleted contacts	998,359	(508,203)
Decrease (increase) Increase in deposits and prepaid expenses	11,213,396	(2,395,890)
Decrease in due to a director	(107,074)	(1,220,116)
Increase in accounts payable and accrued expenses	5,504,887	3,763,245
Increase in other payables	5,105,528	10,125,347
(Increase)/decrease in accounts receivable	(11,912,622)	17,756,843
(Decrease)/increase in billings in excess of costs and estimated earnings on uncompleted contracts	(389,900)	2,971,929
Increase in other receivables	(5,561,268)	(11,668,581)
Increase in interests in an unconsolidated equity investee	(2,600,812)	-
Net cash provided by operating activities	11,637,524	27,498,878
Cash flows from investing activities
Purchases of property and equipment and non-current assets held for sale	(3,500)	(14,552,588)
Investment in unconsolidated equity investee	(52,258)	-
Payment for construction in progress	(6,832,839)	(7,073,340)
Net cash used in investing activities	(6,888,597)	(21,625,928)
Cash flows from financing activities
Convertible note payable repaid through director’s account	-	(1,500,000)
Negotiable promissory notes repaid through director’s account	-	(900,000
Short term bank loan repaid	-	(1,448,462)
Capital contribution from non-controlling interest	-	434,809
Net cash used in financing activities	-	(3,413,653)
Effects on exchange rate changes on cash	(4,891,597)	(3,169,671)

(Decrease) increase in cash and cash equivalents	(142,670)	(710,374)
Cash and cash equivalents, beginning of period	560,043	2,576,058
Cash and cash equivalents, end of period	$417,373	$1,865,684

Supplementary disclosures of cash flow information:
Cash paid for interest	$437,200	$280,532
Cash paid for income taxes	$-	$-
Non - cash transactions
Common stock issued for services and employee compensation	$10,301,367	$403,650
Common stock issue for debts issue and trade facilities	$739,796	$12,054,044
Transfer to plant and equipment from construction in progress	$-	$1,506,705
Transfer to plant and equipment from deposits and prepayments	$-	$5,484

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On March 23, 2017, Qinghai Quanwang Investment Management Company Limited (” Quanwang “) acquired 8.3% equity interest in SJAP for total cash consideration of $459,137. As of September 30, 2018, APWAM owned 41.25% of SJAP, Garwor owned 50.45% and Quanwang owned the remaining 8.3%.

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

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company owned a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors. On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before September 30, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended 31 December 2016. On October 1, 2016, SIAF took up all assets and liabilities of TRW and JFD except fish farm. The Company converted the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2017, which resulted in equity interest in TRW from 23.89% to 36.60%.

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

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“SAFS”). As of September 30, 2017, the Company invested $77,664 in SAFS. During the year ended December 31, 2016, SAFS changed from a public to a private company.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and follow the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled  $0 and $1,716, $2,745 and $17,862 for the three months and the nine months ended September 30, 2018 and 2017, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $375,221 and $382,424, $1,175,724 and $1,386,186 for the three months ended and the nine months ended September 30, 2018 and 2017, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $449,910, $0 and $449,910 for the three months ended and the nine months ended September 30, 2018 and 2017, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $2,886,309 as of September 30, 2018 and $2,346,174 as of December 31, 2017. The balance sheet amounts with the exception of equity as of September 30, 2018 and December 31, 2017 were translated using an exchange rate of RMB 6.88 to $1.00 and RMB 6.53 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the nine months ended September 30, 2018, and 2017 were RMB 6.51 to $1.00 and RMB 6.80 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of September 30, 2018 and December 31, 2017 are $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of September 30, 2018 and December 31, 2017 amounted to $162,685 and $327,019, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017

Customer A	29.44%	21.89%	33.40%	22.03%
Customer B	15.09%	10.32%	17.73%	9.22%
Customer C	20.94%	16.34%	16.63%	14.42%
Customer D	16.74%	6.15%	5.22%	9.70%
Customer E	4.27%	-%	7.64%	-%
Customer F	-%	24.59%	-%	24.83%
Customer G
	86.48%	79.29%	80.62%	80.20%

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	CONCENTRATION OF CREDIT RISK (CONTINUED)

		Percentage of revenue	Amount
Customer A	Corporate and others Division	33.40%	$22,619,734
Customer B	Corporate and others Division	17.73%	$12,010,575
Customer C	Cattle Farm Development Division	16.63%	$11,265,270

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	September 30, 2018	December 31, 2017

Customer A	62.91%	27.13%
Customer B	12.43%	7.34%
Customer C	9.01%	7.49%
Customer D	6.23%	4.78%
Customer E	2.61%	-%
Customer F	-%	12.31%
	93.19%	59.05%

As of September 30, 2018, amounts due from customers A and B are $59,710,606 and $11,798,976, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.31	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2018 and December 31, 2017, the Company determined no impairment losses were necessary.

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

For the three months ended September 30, 2018 and 2017, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.09 and $0.14, respectively. For the three months ended September 30, 2018 and 2017, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.09 and $0.15, respectively.

For the nine months ended September 30, 2018 and 2017, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.27 and $0.62, respectively. For the nine months ended September 30, 2018 and 2017, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.27 and $0.63, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2018 or December 31, 2017, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended September 30, 2018 or 2017.

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

	For the three months ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$6,502,373	$988,030	$5,933,042	$8,028,334	$17,298,238	$38,750,017

Net income (loss)	$906,175	$(599,743)	$399,756	$992,139	$1,766,595	$3,465,562

Total assets	$87,021,604	$45,899,308	$326,860,510	$39,856,112	$283,736,237	$783,373,768

	For the three months ended September 30, 2017
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$2,978,371	$1,486,465	$21,057,805	$7,281,156	$15,589,136	$48,392,933

Net income (loss)	$696,266	$10,010	$575,316	$684,685	$1,484,571	$3,450,848

Total assets	$74,754,393	$48,728,564	$379,508,585	$36,656,931	$276,688,775	$816,337,248

	For the nine months ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$10,036,762	$3,082,503	$22,327,936	$19,100,254	$51,928,550	$106,476,004

Net income (loss)	$1,521,546	$(1,123,369)	$379,533	$1,687,951	$6,970,288	$9,435,949

Total assets	$87,021,604	$45,899,308	$326,860,510	$39,856,112	$283,736,237	$783,373,768

	For the nine months ended September 30, 2017
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$16,167,636	$3,565,220	$67,135,311	$23,094,392	$56,769,967	$166,732,526

Net income (loss)	$5,006,568	$(488,030)	$3,086,833	$2,574,704	$2,344,638	$12,524,713

Total assets	$74,754,393	$48,728,564	$379,508,585	$36,656,931	$276,688,775	$816,337,248

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), Qinghai Zhong He Meat Products Co., Limited (“QZH”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”). On December 30, 2017, QZH was derecognized as variable interest entity of the company.

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	988,029	-	-	-	988,029

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	$2,390,188	-	-	2,390,188

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	$3,542,853	-	-	3,542,853

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	$8,028,333	-	8,028,333

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	$17,298,242	17,298,242

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	$6,502,372	-	-	-	-	6,502,372

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$6,502,372	$988,029	$5,933,041	$8,028,333	$17,298,242	$38,750,017

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three ended September 30, 2017
	Fishery Development	HU Plantation	Organic Fertilizer and Bread Grass	Cattle Farm Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,486,465	-	-	-	1,486,465

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	1,669,684	-	-	1,669,684

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	6,282,189	-	-	6,282,189

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	13,105,932	-	-	13,105,932

Macau Eiji Company Limited (“MEIJI”)	-	-	-	7,281,156	-	7,281,156

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	15,589,136	15,589,136

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	2,978,371	-	-	-	-	2,978,371

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$2,978,371	$1,486,465	$21,057,805	$7,281,156	$15,589,136	$48,392,933

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the nine months ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,082,502	-	-	-	3,082,502

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	7,255,245	-	-	7,255,245

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	15,072,691	-	-	15,072,691

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	19,100,254	-	19,100,254

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	51,928,550	51,928,550

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	10,036,762	-	-	-	-	10,036,762

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$10,036,762	$3,082,502	$22,327,936	$19,100,254	$51,928,550	$106,476,004

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the nine months ended September 30, 2017
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,565,220	-	-	-	3,565,220

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	5,393,285	-	-	5,393,285

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	21,695,718	-	-	21,695,718

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	40,046,308	-	-	40,046,308

Macau Eiji Company Limited (“MEIJI”)	-	-	-	23,094,392	-	23,094,392

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	56,769,967	56,769,967

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	16,167,636	-	-	-	-	16,167,636

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$16,167,636	$3,565,220	$67,135,311	$23,094,392	$56,769,967	$166,732,526

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended September 30, 2018
	Fishery	HU	Organic Fertilizer	Cattle Farm
	Development	Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	815,981	-	-	-	815,981

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	1,530,851	-	-	1,530,851

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	2,355,398	-	-	2,355,398

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,674,769	-	6,674,769

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	15,709,185	15,709,185
	$-	$815,981	$3,886,249	$6,674,769	$15,709,185	$27,086,184

COST OF SERVICES

	For the three months ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	5,469,059	-	-	-	-	5,469,059
	$5,469,059	$-	$-	$-	$-	$5,469,059

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended September 30, 2017
	Fishery	HU	Organic Fertilizer	Cattle Farm
	Development	Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,248,695	-	-	-	1,248,695

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	1,228,851	-	-	1,228,851

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	4,289,390	-	-	4,289,390

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	12,654,496	-	-	12,654,496

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,319,872	-	6,319,872

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	13,871,205	13,871,205
	$-	$1,248,695	$18,172,737	$6,319,872	$13,871,205	$39,612,509

COST OF SERVICES

	For the three months ended September 30, 2017
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	2,234,070	-	-	-	-	2,234,070
	$2,234,070	$-	$-	$-	$-	$2,234,070

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the nine months ended September 30, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-		$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,569,886	-	-	-	2,569,886

Hunan Shenghua A Power Agriculture Co., Limited (“HSA “)	-	-	4,790,131	-	-	4,790,131

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP “)	-	-	9,981,074	-	-	9,981,074

Qinghai Zhong He Meat Products Co., Limited (“QZH “)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	16,711,195	-	16,711,195

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	46,568,177	46,568,177
	$-	$2,569,886	$14,771,205	$16,711,195	$46,568,177	$80,620,463

COST OF SERVICES

	For the nine months ended September 30, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	8,133,799	-	-	-	-	8,133,799

	$8,133,799	$-	$-	$-	$-	$8,133,799

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the nine months ended September 30, 2017
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,334,052	-	-	-	2,334,052

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	3,765,816	-	-	3,765,816

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	14,517,323	-	-	14,517,323

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	37,555,254	-	-	37,555,254

Macau Eiji Company Limited (“MEIJI”)	-	-	-	19,582,042	-	19,582,042

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	50,476,389	50,476,389
	$-	$2,334,052	$55,838,391	$19,582,042	$50,476,389	$128,230,874

COST OF SERVICES

	For the nine months ended September 30, 2017
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	11,016,962	-	-	-	-	11,016,962
	$11,016,962	$-	$-	$-	$-	$11,016,962

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA and SJAP since they are exempt from EIT for the nine months ended September 30, 2018 and 2017 as they are within the agriculture, and cattle sectors.

No EIT has been provided in the financial statements of QZH since they are exempt from EIT for the nine months ended September 30, 2017 as it is within the cattle sector. QZH was derecognized as variable interest entity on December 30, 2017.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended September 30, 2018 and 2017.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the three months ended September 30, 2018 and 2017.

No deferred tax assets and liabilities are of September 30, 2018 and December 31, 2017 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
SIAF	$-	$-	$-	$-
SAFS	-	-	-	-
MEIJI and APWAM	-	-	-	-
JHST, JHMC, SJAP, QZH and HSA	-	-	-	-
	$-	$-	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the nine months ended September 30, 2018 and 2017. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Cash and bank balances	$417,373	$560,043

6.	INVENTORIES

As of September 30, 2018, inventories are as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Bread grass	817,220	976,514
Beef cattle	12,670,022	5,903,442
Organic fertilizer	13,514,239	16,832,390
Forage for cattle and consumable	7,180,751	7,397,910
Raw materials for bread grass and organic fertilizer	19,744,531	19,113,274
Immature seeds	2,483,134	2,405,417
	$56,409,897	$52,628,947

7.	DEPOSITS AND PREPAYMENTS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Deposits for
- purchases of equipment	$1,204,333	$2,815,774
- acquisition of land use rights	174,444	3,244,567
- inventories purchases	16,498,565	24,282,950
- construction in progress	4,821,609	6,774,380
- issue of shares as collateral	25,761,658	25,427,293
Shares issued for employee compensation and overseas professional and bond interest	1,055,341	702,625
Others	7,072,149	7,212,061
	$56,588,099	$70,459,650

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2018 and December 31, 2017.

Aging analysis of accounts receivable is as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
0 - 30 days	$8,485,275	$7,973,308
31 - 90 days	27,446,204	18,240,251
91 - 120 days	3,905,126	5,725,069
over 120 days and less than 1 year	11,757,890	21,551,845
over 1 year	43,289,545	29,480,945
	$94,884,040	$82,971,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER RECEIVABLES

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Advanced to employees	$659,513	$219,186
Advanced to suppliers	3,864,514	3,768,585
Advanced to customers	14,096,509	11,982,331
Advanced to developers	343,073	399,449
Others	7,278,135	4,310,927
	$26,241,744	$20,680,478

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

10.	PLANT AND EQUIPMENT

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Plant and machinery	$5,269,857	$5,501,975
Structure and leasehold improvements	199,573,342	209,378,338
Mature seeds and herbage cultivation	52,767,958	49,685,830
Furniture and equipment	694,717	699,494
Motor vehicles	589,289	614,792
	258,895,163	265,880,429

Less: Accumulated depreciation	(25,537,294)	(19,022,632)
Net carrying amount	$233,357,869	$246,857,797

Depreciation expense was $2,552,397 and $2,491,515, $7,877,928 and $6,997,754 for the three months ended and the nine months ended September 30, 2018 and 2017, respectively.

11.	CONSTRUCTION IN PROGRESS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Construction in progress
- Rangeland for beef cattle and office building	12,422,745	6,178,308
- Oven room, road for production of dried flowers	1,138,465	-
	13,561,210	6,178,308

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	LAND USE RIGHTS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Cost	$65,657,005	$65,573,223
Less: Accumulated amortization	(11,503,189)	(10,735,192)
Net carrying amount	$54,153,816	$54,838,031

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights was $325,169, $567,309, $1,166,622 and $1,572,669 for the three months and the nine months ended September 30, 2018 and 2017 respectively.

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

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

14.	PROPRIETARY TECHNOLOGIES

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	PROPRIETARY TECHNOLOGIES (CONTINUED)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Cost	$11,111,740	$11,211,100
Less: Accumulated amortization	(2,031,175)	(1,622,495)
Net carrying amount	$9,080,565	$9,588,605

Amortization of proprietary technologies was $145,052 and $152,440, $438,503 and $447,584 for the three months and the nine months ended September 30, 2018 and 2017, respectively.  No impairments of proprietary technologies have been identified for the three months and the nine months ended September 30, 2018 and 2017.

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

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before September 30, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended December 31, 2016. On October 1, 2016, SIAF took up all assets and liabilities of TRW and JFD except plant and equipment - fish farm. The Company converted the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2017, which resulted in equity interest in TRW from 23.89% to 36.60%.

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for RMB 1,000,000. The investment has been fully impaired on December 31, 2017.

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Investments at cost
- TRW	$142,694,669	$134,694,930
Amount due from a consolidated equity investee - TRW	60,092,201	58,572,766
	$202,786,870	$193,267,696

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		September 30, 2018	December 31, 2017
			(Unaudited)	(Audited)
A	Trade center	*	$12,000,000	$12,000,000
B	Fish Farm 2 GaoQiqiang Aquaculture	*	17,403,959	17,403,959
C	Cattle farm 2	*	5,512,558	5,513,263
			$34,916,517	$34,917,222

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of September 30, 2018, the percentages of equity stakes of A (trade and seafood centers), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

17.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of September 30, 2018, the Company has invested $4,054,421 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On September 30, 2018, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

SJAP is sole stockholder of QZH and SJAP appointed sole director of QZH. Consequently, the Company indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s management appointed the chief financial officer of QZH. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company for the three months and nine months ended September 30, 2017.

The reasons for the QZH qualified as a VIE are as follows:

•	Originally, SJAP was sole stockholder of QZH, owned 100% equity interest in QZH and controlled directorship of QZH.

•	On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“QQI”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 86% and QQI owned 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings.

•	Consequently, the Company still indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s controlled QZH’s chief financial officer appointment. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

As of December 30, 2017, QZH was derecognized as a VIE

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18..	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Costs	$6,186,261	$8,208,912
Estimated earnings	4,777,300	6,740,289
Less: Billings	(10,712,733)	(13,700,014)
Costs and estimated earnings in excess of billings on uncompleted contracts	$250,828	$1,249,187

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Billings	$46,840,333	$41,543,554
Less: Costs	(28,276,841)	(23,980,880)
Estimated earnings	(13,213,327)	(11,822,609)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,350,165	$5,740,065

(iii)	Overall

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Billings	$57,553,066	$55,243,568
Less: Costs	(34,463,102)	(32,189,792)
Estimated earnings	(17,990,627)	(18,562,898)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,099,337	$4,490,878

19.	OTHER PAYABLES

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Due to third parties	$8,459,454	$11,133,656
Straight note payable	29,867,999	29,367,999
Promissory notes issued to third parties	10,826,560	11,089,779
Due to local government	87,222	91,827
	$49,241,235	$51,683,261

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(10,826,560)	(11,089,779)
Amount classified as current liabilities	$38,414,675	$40,593,482

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of lender	Interest rate	Term	September 30, 2018	December 31, 2017
			(Unaudited)	(Audited)
China Development Bank Beijing City, the P.R.C	5.2835%	November 29, 2017 - November 28, 2018	$4,361,098	$3,060,913
China Development Bank Beijing City, the P.R.C	5.2835%	December 14, 2017 - December 13, 2018	$	$1,530,455
Add: current portion of long term bank loan			$145,370	$76,522
			4,506,468	4,667,890

Long term bank loan

Name of lender	Interest rate	Term	September 30, 2018	December 31, 2017
			(Unaudited)	(Audited)
China Development Bank		December 16, 2016 -
Beijing City, the P.R,C.	5.39%	December 15, 2026	$5,814,799	$6,121,824
Less: current portion of long term bank loan			$(145,370)	$(76,522)
			5,669,429	6,045,302

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

On December 16, 2016, the Company obtained a 10-year long term loan of RMB40million (approximately $6.05million) from China Development Bank for the period from December 16, 2016 to December 15, 2026, bearing an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate which is 5.39% (12.31.2017: 5.39%). The loan was guaranteed by Mr. Zhao Yilin and Ms. Song Haixian, Mr. Zhao Yilin’s wife. The loan was also secured by land use right with net carrying amount of $399,363 as of September 30, 2018 (12.31.2017: 429,982) and a batch of plant, machinery and equipment with net carrying amount of $5,700,609 (12.31.2017: 5,954,915). According to the loan agreement, 2 partial payments of RMB500,000 each, totaling of RMB1,000,000 (approximately $145,370) were scheduled to be repaid by December 15, 2018 and May 20, 2019 respectively.

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

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Negotiable promissory notes	$977,155	$977,155

Principal amount:	$722,167 (12.31.2017: $722,167)
Interest payable:	$254,988 (12.31.2017: $254,988)
Interest rate:	2.5% (12.31.2017: 2.50% %) per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Default interest rate	15% per month on principal amount. Interest shall be calculated on the basis of a 30/360 day count convention
Interest payment	Accrued interest on the principal amount shall be paid by cash in arrears on each interest payment date
Issue date:	August 29, 2015 and October 12, 2015
Repayment date:	Repaid in full within 283 calendar days from the issue of notes
Conversion option:	Notes holders can exercise at any time from and including the day falling 60 calendar days from the date of the notes, upon the note holders giving not less than 5 business day prior written notices to TRW and the Company, the principal amount shall be converted to shares of the Company. The TRW may at their own discretion choose to settle such conversion option with newly issue shares or existing shares, at their sole discretion. In the event a dividend, share split or consolidation or spin-off (each a Corporate Event”) from the Company, the conversion price shall be adjusted to provide the same economic value to the notes holders as if such Corporate Event did not occur.
Security:	Corporate guarantee by the Company

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	CONVERTIBLE NOTE PAYABLES

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

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of September 30, 2018, no settlement for both origination fee and interest payment. The supplemental agreement to the Bond Subscription Agreement with the Subscriber to extend the Bond Issue by a year to December 31, 2018 was signed. All other terms and conditions of the Bond Subscription Agreement and the Conditions continue in full force and effect.

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Convertible note due December 31, 2018	$3,894,978	$3,894,978
Less: classified as current liabilities	(3,894,978)	(3,894,978)
Non-current liabilities	$-	$-

The fair value of the conversion option was approximately $211,320, the Company discounted the note and created a derivative liability, which will be evaluated annually and adjusted for any change in value. For the year ended December 31, 2017, the Company recognized the amortization of the discount of approximately $106,297.

The Company estimated the fair value of the derivative liabilities using the Binomial Option Pricing Model and the following key assumptions during the nine months ended September 30, 2018 and the year ended December 31, 2017

September 30, 2018
Expected dividends	-
Expected term (years)	0.34
Volatility	52.09% - 54.32%
Risk-free rate	1.65% - 1.9%

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of September 30, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3	Total
LIABILITIES:	$	$	$	$

Derivative liabilities as of September 30, 2018	-	-	2,100	2,100
Derivative liabilities as of December 31, 2017	-	-	2,100	2,100

The following table represents the change in the fair value of the derivative liabilities during the nine months ended September 30, 2018

Fair value of derivative liabilities as of December 31, 2017	$2,100
Change in fair value of derivative liabilities	-
Fair value of derivative liabilities as of September 30, 2018	$2,100

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

The Group’s share capital as of September 30, 2018 and December 31, 2017 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Company has designated 100 shares of Series A preferred stock with 100 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

As a result, total issued and outstanding of Series F Non-Convertible Preferred Stock as of September 30, 2018 and December 31, 2017 are 0 shares and grand total issued and outstanding preferred stock as of September 30, 2018 and December 31, 2017 are 100 shares.

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

During the nine months ended September 30, 2018, the Company (i) issued 535,598 shares of common stock valued to employees and directors at ranging from $1 to $1.56 per share for $576,170 for employee compensation; (ii) issued 16,032,263 shares of common stock valued to professionals and contractors ranging from $ 0.55 to $1.00 per share for 9,725,196 for service compensation; and (iii) issued 1,479,593 shares of common stock valued at $ 0.50 per share for 739,797 for settlement of debts.

The Company has 47,410,329 and 29,362,875 shares of common stock issued and outstanding as of September 30, 2018 and December 31, 2017 respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $906 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2019; and (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $12,430, its lease expiring on July 8, 2018. The lease was renewed on July 9, 2018 for a 2,695 square feet of office space for a monthly rent of $6,806 expired on July 8, 2020.

Lease expenses were $21,304 and $42,790, $102,851 and $126,569 for the three months ended and the nine months ended September 30, 2018 and 2017, respectively.

The future minimum lease payments as of September 30, 2018, are as follows:

Within 1 year	$82,362
2 to 5 years	57,994
Over 5 years	-
$140,356

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	STOCK BASED COMPENSATION

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

The Company calculated stock-based compensation of $2,952,327 and $4,386,463 and recognized $546,496, $100,912, $1,896,986 and $4,083,725 for the three months and the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the deferred compensation balance for staff was $1,055,341 and were to be amortized over 6 months beginning on Oct 1, 2018, respectively.

26.	CONTINGENCIES

As of September 30, 2018 and December 31, 2017, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

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

As of September 30, 2018, the Company has issued aggregate 4,809,979 (12.31.2017: 4,809,979) common shares as collateral.

27.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended September 30, 2018 and 2017, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman Tri-way Industries Limited, (“TRW’) Unconsolidated equity investee

Included in due to a director, due to Mr. Solomon Yip Kun Lee is $0 and $107,074 as of September 30, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in interest in unconsolidated equity investee, due from Tri-way Industries Limited is $60,092,201 and $58,572,766 as of September 30, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable, due from Tri-way Industries Limited is $59,710,606 and $49,065,385 as of September 30, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has consulting and service income from development contracts of 6,502,373 and $2,978,371, $10,036,762 and $16,167,636 from Tri-way Industries Limited for the three months and the nine months ended September 30, 2018 and 2017, respectively.

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

	Three months ended September 30, 2018	Three months ended September 30, 2017

BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$3,465,562	$3,450,848
Basic earnings per share	$0.09	$0.14
Basic weighted average shares outstanding	36,650,450	24,231,617

	Three months ended September 30, 2018	Three months ended September 30, 2017
DILUTED
Net income used in computing basic earnings per share	$3,465,562	$3,450,848
Convertible mote interest	-	526,543
Net income used in computing diluted earnings per share	$3,465,562	$3,977,391

Diluted earnings per share	$0.09	$0.15

Basic weighted average shares outstanding	36,650,450	24,231,617

Add:
weight average of common stock convertible from convertible note payables	-	2,126,141

Diluted weighted average shares outstanding	36,650,450	26,357,758

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.	EARNINGS PER SHARE (CONTINUED)

	Nine months ended September 30, 2018	Nine months ended September 30, 2017

BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$9,435,949	$12,524,713
Basic earnings per share	$0.27	$0.62
Basic weighted average shares outstanding	35,381,345	20,309,014

	Nine months ended September 30, 2018	Nine months ended September 30, 2017

DILUTED

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$9,435,949	$12,524,713
Convertible mote interest	-	1,579,630
Net income used in computing diluted earnings per share	$9,435,949	$14,104,343

Diluted earnings per share	$0.27	$0.63

Basic weighted average shares outstanding	35,381,345	20,309,014

Add:
weight average of common stock convertible from convertible note payables	-	2,187,382

Diluted weighted average shares outstanding	35,381,345	22,496,396

For the nine months ended September 30, 2017, full dilution effect of convertible note of $22,038,798 was taken into account for calculation of the diluted earnings per share because convertible note holder can exercise the right to exercise to convert to common stock by giving 1 month notice after October 1, 2015 under terms of convertible note agreement.

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

 Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(SJAP and HSA)
Plantation Division	(JHST)
Cattle Farm Division	(MEIJI and JHMC)
Corporate & Others Division	(SIAF)
Fishery Division	(CA)

A summary of each business division is described below:

•	Beef and Organic Fertilizer Division refers to:

(i)	The operations of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle. The financial statements of these two companies (SJAP and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP is a variable interest entity over which we exercise significant control.

(ii)	The operations of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

•	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

•	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

•	Corporate & Others Division refers to the business operations of Capital Award Inc. and Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

•	Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where Capital Award generates revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its A Power Module Technology Systems (“APM”).

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for three months ended September 30, 2018 compared to the three months ended September 30, 2017.

A (1) Income Statements

In $	Three months ended	Three months ended	Difference	Note
	September 30,2018	September 30,2017
Continuing operations
Revenue	38,750,017	48,392,933	(9,642,916)	1
Sale of goods	32,247,645	45,414,562	(13,166,917)
Consulting, services, commission and management fee	6,502,372	2,978,371	3,524,001
Cost of goods sold and services	32,555,243	2,234,070	30,321,173	2
Sale of goods	27,086,184	39,612,509	(12,526,325)
Consulting, services, commission and management fee	5,469,059	2,234,070	3,234,989
Gross Profit	6,194,774	6,546,354	(351,580)	3
Sale of goods	5,161,461	744,301	4,417,160
Consulting, services, commission and management fee	1,033,313	5,802,053	(4,768,740)
Net income (expenses)	1,487,309	1,052,544	434,765
General and administrative expenses	(3,991,962)	(3,254,065)	(737,897)	4
Net income (expenses) before income tax	3,690,121	4,344,833	(654,712)
Income before interest, taxation, depreciation & amortization	7,120,467	7,887,693	(767,226)
Depreciation and amortization (D&A)	3,022,618	3,211,264	(188,646)
Income before interest and taxation	4,097,849	4,676,429	(578,580)
Net Interest	407,728	331,596	76,132
Tax	-	-	-
Net income	3,690,121	4,344,833	(654,712)
Less:Net( income) loss atributable to Non - controlling interest	(224,559)	(893,985)	669,426	5
Net income attributable to SIAF Inc. and subsidiaries	3,465,562	3,450,848	14,714
Other comprehensive income (loss) Foreign currency translation gain (loss)	(13,737,567)	569,938	(14,307,505)
Comprehensive income	(10,272,005)	4,020,786	(14,292,791)
Less: other comprehensive (income) loss attributed to the non-controling interest	2,837,539	(983,217)	3,820,756
Comprehensive income attributed to Sino Agro Food, Inc and subsidiaries	(7,434,466)	3,037,569	(10,472,035)

Weighted average number of shares outstanding
- Basic	36,650,450	24,231,617	12,418,833
- Diluted	36,650,450	26,357,758	10,292,692
Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	0.09	0.14	(0.05)	6
Diluted	0.09	0.15	(0.06)

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

•	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, management and technology etc.

The table below shows the segmented sales, gross profit, and corresponding cost of sales for the three months ended September 30, 2018 (Q3 2018) compared to the three months ended September 30, 2017 (Q3 2017).

In US$		Sales of goods		Cost of Goods sold				Sales of Goods' Gross profit
		2018Q3	2017Q3	2018Q3		2017Q3		2018Q3		2017Q3

SJAP	Sales of live cattle	1,510,411	1,988,257		1,219,239		1,898,480		291,172		89,777
	Sales of feedstock				-		-		-		-
	Bulk Livestock feed	207,979	991,871		95,742		456,382		112,237		535,489
	Concentrate livestock feed	1,570,407	2,715,027		871,424		1,537,340		698,983		1,177,687
	Sales of fertilizer	254,056	587,034		168,994		397,188		85,062		189,846
	SJAP Total	3,542,853	6,282,189		2,355,398		4,289,390		1,187,455		1,992,799
	* QZH's (Slaughter & Deboning operation)		-				53,780		-		71,880
	** QZH's (Deboning operation)						-		-		-
	on cattle & Lamb locally supplied		1,204,236				1,081,470		-		122,766
	on imported beef and mutton		11,901,696				11,573,026		-		328,670
	Sales of live cattle						-		-		-
	QZH Total		13,105,932				12,654,496		-		451,436
HSA	Sales of Organic fertilizer	798,630	928,982		766,897		803,411		31,733		125,571
	Sales of Organic Mixed Fertilizer	1,591,558	740,702		763,954		425,440		827,604		315,262
	HSA Total	2,390,188	1,669,684		1,530,851		1,228,851		859,337		440,833
	SJAP's & HS.A./Organic fertilizer total	5,933,041	21,057,805		3,886,249		18,172,737		2,046,792		2,885,068
JHST	Sales of Fresh HU Flowers	-	22,399				20,419.63		-		1,980
	Sales of Dried HU Flowers	106,698	628,063		93,795		604,913		12,903		23,150
	Sales of Dried Immortal vegetables	-			-		-		-		-
	Sales of Vegetable products	881,331	836,003		722,187		623,362		159,144		212,641
	JHST/Plantation Total	988,029	1,486,465		815,982		1,248,695		172,047		237,771
MEIJI					-		-		-		-
	Sale of Live cattle (Aromatic)	8,028,333	7,281,156		6,674,769		6,319,872		1,353,564		961,284
	MEIJI / Cattle farm Total	8,028,333	7,281,156		6,674,769		6,319,872		1,353,564		961,284
SIAF				-		-		-		-
	Sales of goods through trading/import/export activities				-		-		-		-
	on seafood	9,286,201	7,467,142		8,188,572		6,651,655		1,097,629		815,487
	on imported beef and mutton	8,012,041	8,121,994		7,520,612		7,219,550		491,429		902,444
	SIAF/ Others & Corporate total	17,298,242	15,589,136		15,709,184		13,871,205		1,589,058		1,717,931
					-		-
Group Total		32,247,645	45,414,562		27,086,184		39,612,509		5,161,461		5,802,054

Decrease of Q3 2018 to Q3 2017 in $		-13,166,917			-12,526,325				-640,593
Decreases of Q3 2018 to Q3 2017 in %		-29%			-32%				-11%

Overall comparison of Q3 2018 to Q3 2017

The Company’s revenues generated from the sale of goods were $45,414,562 for the quarter ended September 30, 2017 compared to $32,247,645 for the same period ended September 30, 2018, reflecting a decrease of 29%, or $13,166,918.

The Company’s cost of goods sold was $27,086,184 for the quarter ended September 30, 2018 compared to $39,612,509 for the same period ended September 30, 2017, reflecting a decrease of 32%, or $12,526,325.

Gross profits of the Company generated from goods sold were $5,802,053 for the quarter period ended September 30, 2018 compared to $5,161,464 for the same period ended September 30, 2017, reflecting a decrease of 11%, or $640,590.

The Company’s revenues generated from Consulting and Service fees were $6,502,372 for the quarter ended September 30 2018 compared to $2,978,371 for the same period ended September 30, 2017 reflecting an increase of 118% or $3,524,001

The Company’s cost of service & consulting fees were $5,469,059 for the quarter ended September 30, 2018 compared to $2,234,070 for the same period ended September 30, 2017 reflecting an increase of $3,234,989.

The Company’s gross profit generated from service & consulting fee was $1,033,313 for the quarter ended September 30, 2018 compares to $744,301 for the same period ended September 30, 2017 reflecting an increase of $289,012.

The overall lower performance is primarily due to (i) the decreases in SJAP’s live cattle, fertilizer and feed sector’s performances, and (ii) the discontinued operation of QZH. All other divisions (in HSA, JHST, MEIJI and Corporate) are holding well with minor increases in each division.

Details of each segment are being described below:

•	1. (i) Beef and Organic Fertilizer Division refers to operation of SJAP and QZH

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2018Q3	2017Q3	2018Q3	2017Q3	2018Q3	2017Q3

SJAP	Sales of live cattle	1,510,411	1,988,257	1,219,239	1,898,480	291,172	89,777
	% of increase / decrease
	Decrease in $	(477,846)	-24%			201,395	224%
	Sales of feedstock
	Bulk Livestock feed	207,979	991,871	95,742	456,382	112,237	535,489
	Concentrate livestock feed	1,570,407	2,715,027	871,424	1,537,340	698,983	1,177,687
	% of increase / decrease
	Decrease in $	(1,144,620)	-42%			(478,704)	-41%
	Sales of fertilizer	254,056	587,034	168,994	397,188	85,062	189,846
	SJAP Total	3,542,853	6,282,189	2,355,399	4,289,390	1,187,454	1,992,799
QZH	(Dis-continued operation)
	* QZH's (Slaughter & Deboning operation)		-
	** QZH's (Deboning operation)				-		-
	on cattle & Lamb locally supplied		1,204,236		1,081,470	-	122,766
	on imported beef and mutton		11,901,696		11,573,026	-	328,670
	% of increase / decrease
	decreases in $	(11,901,696)	-100%			(328,670)	-100%
	Sales of live cattle		-		-
	QZH Total	-	13,105,932	-	12,654,496	-	451,436

	SJAP total	3,542,853	19,388,121	2,355,399	16,943,886	1,187,454	2,444,235
	% of increase / decrease
	decreases in $	(15,845,268)	-82%	(14,588,488)	-86%	(1,256,781)	-51%

HSA	Sales of Organic fertilizer	798,630	928,982	766,897	803,411	31,733	125,571
	Sales of Organic Mixed Fertilizer	1,591,558	740,702	763,954	425,440	827,604	315,262
	HSA Total	2,390,188	1,669,684	1,530,851	1,228,851	859,337	440,833
	% of increase
	Increases in $	720,504	43%			418,504	95%
	SJAP's & HS.A./Organic fertilizer total	5,933,041	21,057,805	3,886,250	18,172,737	2,046,791	2,885,068

As illustrated in the table above, when comparing Q3 2018 against the same period in 2017, the losses in revenue (negative variance of $16 million, or -82%) and gross profit (negative variance of 0.22 million, or -9%) were primarily due to the continued depressed cattle market. During the quarter, SJAP only sold cattle grown in its own farm without any sales from its cooperative farmers, reflecting poor results in the sales revenue and gross profit of concentrated livestock feed as well, which had decreased by $1.14 million (a decrease of -42%) and $0.48 million (a decrease of 41%), respectively.

As stated in the Form 10-Q for Q2 2018, after the reorganization of SJAP’s segment operations (i.e., derecognition of QZH in late December 2017), its current segment operations during this quarter show that its operations decreased in both sales revenues and gross profit compared to same period in 2017. However, even under the current depressed environment of the local cattle industry, SJAP has demonstrated that it is self-sustainable, having maintained an operating profit of RMB1.36 million as recorded in SJAPs stand-alone financial report.

Management of SJAP is not expecting a quick result to its revitalization plan of developing the HuangYuen City Center into a Trade Center of the cattle and beef industry. However, longer term SJAP plans to capitalize on the annual sales of four million head of local cattle and sheep using SJAP’s existing commercially zoned land bank of about 55 acres plus an additional 68 acres that the local government intends to dedicate to SJAP for the development project. However, the government’s policies currently are not favorable toward the Property Development industry, the local cattle industry, Financial Investment Institutions etc. and the policies in revamping the local Public listed Companies leading to the attitude of “Wait and See” taken by the institutions that SJAP has been approaching in the past months to invest in the development project. As such, SJAP is managing its current businesses steadily with the aim to sustain it through depressed market times until the economic conditions of the country will improve, allowing operations to improve gradually.

The table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the quarter ended September 30, 2018 compared to the same period ended September 30, 2017 of the beef and organic fertilizer divisions.

Description of items
Cattle Operation		2018Q3	2017Q3	Difference
Production and Sales of live cattle	Heads	610	853	(243)	A.4.1
Average Unit sales price	US$/head	2,476	2,331	145
Unit cost prices	US$/head	1,999	2,226	(227)
Production and sales of feedstock
Bulk Livestock feed	MT	1,228	5,627	(4,399)	A.4.2
Average Unit sales price	US$/MT	169	176	(7)
Unit cost prices	US$/MT	78	81	(3)
Concentrated livestock feed	MT	4,626	6,330	(1,704)	A.4.3
Average Unit sales price	US$/MT	339	429	(89)
Unit cost prices	US$/MT	188	243	(54)
Production and sales of fertilizer	MT	2,019	3,420	(1,401)	A.4.4
Average Unit sales price	US$/MT	126	172	(46)
Unit cost prices	US$/MT	84	116	(32)

* QZH (Slaughter & De-boning operation)

Slaughter operation
Slaughter of cattle	Heads		A.4.5
Service fee	US$/Head
Sales of associated products	Pieces
Average Unit sales price	US$/Piece
Unit cost prices	US$/Piece
De-boning & Packaging activities			A. 4.6.
From Cattle supplied locally
De-boned Meats	MT	361
Average Unit sales price	US$/MT	3,336
Unit cost prices	US$/MT	2,996
From imported beef	MT	1,653
Average Unit sales price	US$/MT	7,200
Unit cost prices	US$/MT	7,001

The live cattle prices have not changed much during the quarter, thus the lower unit price/head was primarily due to smaller sized cattle being sold and the overall situation of the local live cattle industry remaining depressed. This also affected the sales of SJAP’s livestock feed, creating greater inventories with fewer sales occurring.

The decrease in the sales of bulk and concentrated stock feed was 4,399 MT in bulk feed from 5,627 MT in Q3 2017 to 1,228 MT in Q3 2018, and 1,704 MT in concentrated feed from 5,627 MT in Q3 2017 to 1,228 MT in Q3 2018, again for the same reasons as mentioned above. The drop in unit sale prices of fertilizer and feed is due to (i) the depreciation in RMB and (ii) the market conditions that caused the necessity to offer lower unit prices.

1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

In US$		Sales of goods		Cost of good sold		Gross Profit
		2018Q3	2017Q3	2018Q3	2017Q3	2018Q3	2017Q3
HS.A	Sales of Organic fertilizer	798,630	928,982	766,897	803,411	31,733	125,571
	Sales of Organic Mixed Fertilizer	1,591,558	740,702	763,954	425,440	827,604	315,262
	HS.A Total	2,390,188	1,669,684	1,530,851	1,228,851	859,337	440,833
	% of increase or decrease (-)	43%				95%

				2018Q3	2017Q3		difference
HSA	Fertilizer and Cattle operation	MT	MT
	Organic Fertilizer	3,457	3,717	3,457	6,082		-2,625
	% of increase or decrease (-)			-43%
	Average Unit sales price	236	251	231	153		-92
	Unit cost prices	191	203	222	132		90
	Organic Mixed Fertilizer	3,985	3,690	3,985	1,796		2,189
	% of increase or decrease (-)			122%
	Average Unit sales price	400	426	399	412		-13
	Unit cost prices	228	243	192	237		-45
	Retailing packed fertilizer (For super marlet sales)		MT				-
	% of increase or decrease (-)
	Average Unit sales price		US$/MT				-
	Unit cost prices		US$/MT				-

Revenue from our HSA business segment increased by $0.75 million, or 45%, from $1.7 million for Q3 2017 to $2.4 million for Q3 2018. Gross profit from HSA increased by $0.42 million, or 95%, from $.44 million for Q3 2017 to $.86 million for Q3 2018.

During Q3 2018, the HSA’s sales of Organic and Mixed Organic Fertilizer were back to normal levels compared to sales during the same period in 2017 after retrofitting its production plants. There were slight drops in unit selling prices due primarily to the depreciation of RMB translating into lower unit prices in the US$ equivalent.

HSA will maintain its direction to keep its capital expenditure as low as possible and to lease out some of its assets that are currently unproductive until such time as it will have generated enough cash flow to afford further capital expenditure. In this respect, during this quarter HSA leased out its Cattle buildings and related facilities to a third party for a period of one year at US$300,000/year (or equivalent to about RMB2,000,000/year). This may be considered a low return on investment, but there are cost of savings (e.g., cost of maintenance and general administrations, etc.) to compensate for the shortfall in return of investment. Subsequent to the end of the third quarter, in October, 2018 HSA also leased out 10 acres of land situated at the front entrance of its property for annual rental of $80,000 at tenure of 24 months. This land was originally intended to develop and build a Trading Complex for trading local commodities of the local traders for annual rent of $80,000 for a term of 24 months.

•	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”). JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

	Sales of goods		Cost of sales		Gross profit
	2018 Q3	2017 Q3	2018 Q3	2017 Q3	2018 Q3	2017 Q3
Sales of fresh HU flowers	-	22,399		20,419.63	-	1,980
Sales of dried HU flowers	106,698	628,063	93,795	604,913	12,903	23,150
Sales of immortal vegetables	-		-	-	-	-
Sales of cash crop vegetables	881,331	836,003	722,187	623,362	159,144	212,641
Total sales revenues	988,029	1,486,465	815,982	1,248,695	172,047	237,771

Description of items
		2018 Q3	2017 Q3
Dried HU flowers	MT	23	125
Average unit sales price	US$ / MT	5,639	5,025
Unit cost price	US$ / MT	4,078	4,839

Vegetable crops	MT	870	766
Average unit sales price	US$ / MT	1,013	1,077
Unit cost price	US$ / MT	830	803

Revenue from our plantation division decreased by $0.50 million, (or 34%), from $1.5 million for Q3 2017 to $1.0 million for Q3 2018. The decrease was primarily due to lower prices both in fresh flowers by $0.05/piece and dried flowers by $6,574/MT primarily due to the poorer quality of flowers, in turn due to root diseases caused by excessive rain of past years.

As was noted in our Form 10-Q for Q2 2018, JHST is experimenting with many different crops and other biological plant products aiming at the development of more stable crops and/or products that will eventually help the Company to develop the plantation into a much larger economical scale of operation free from effects caused by the vagaries of weather in Guangdong Province.

To date, our experimental crop of passion fruits harvested during the quarter had good reception with reasonable and stable prices averaging over RMB20/kg (or approximately US$3/kg). These results are encouraging; we are working on improving the yield per acre targeting to start commercial production in spring 2019 with about 100 acres. At the same time we have successfully attracted the interest of a health-products purveyor to market our Immortal vegetable plants (“IVP”) under their brand label via their e-commerce platform with shipments covering all of China. In this respect, we are redesigning and repackaging our IVPs with the aim to have this sales program launched with commercial harvests beginning from spring 2019.

There were good crops of passion fruit ready and targeted for harvest in Q4 2018, but unfortunately that extremely heavy storm in October 2018 damaged all 25 acres of passion fruit and flooding spoiled part of the cash vegetable crops (about 100 acres) that will diminish JHST’s income in Q4 2018. At the same time the said storm damaged the staff quarters (of about 2,000 m2) in the plantation that were constructed in temporary building materials (instead of bricks) such that most workers of the plantation are now residing in Aqua-farm 1 next to the plantation until such time as the staff quarters will have been repaired. At the same time the storm also damaged the fruit trees planted on over approximately 150 acres in the plantation that will not affect JHST’s 2018/2019 revenues and incomes, but will take some time before recovery.

•	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who are selling them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2018Q3	2017Q3	2018Q3	2017Q3	2018Q3	2017Q3

MEIJI
(CF1)	Sale of Live cattle (Aromatic)	8,028,333	7,281,156	6,674,769	6,319,872	1,353,565	961,284
	MEIJI / Cattle farm Total	8,028,333	7,281,156	6,674,769	6,319,872	1,353,565	961,284
	Increases / (decrease) in $	747,177				392,281
	% of increase or (decrease)	10%				41%

			2018 Q3	2017 Q3
MEIJI	Production and sale of Live cattle (Aromatic)	Heads	3,778	4,731	314
CF1	Average Unit sales price	US$/head	2,125	1,539	-648
	Unit cost prices	US$/head	1,767	1,336	-729

Cattle Farm 1 revenue increased sales by $747,177, (or 10%), from Q3 2017’s $7,281,156 to Q3 2018’s $8,028,333 while gross profit increased by $392,281 (or 41%) from $961,284 in Q3 2017 to Q3 2018’s $1,353,565, reflecting the fact that the prices of the local “Yellow Cattle” are rising slightly (from RMB68/kg to RMB 73/Kg of live weight) and that larger cattle were sold in 2018.

In addition, revenue and gross profit for Q3 2018 would have been greater were they not restrained by 357 head of cattle being kept in a quarantine station missing the sales in the quarter and increasing the cost of sales of the quarter. This will be readjusted in the subsequent quarter.

•	Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

	In US$	Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2018Q3	2017Q3	2018Q3	2017Q3	2018Q3	2017Q3

SIAF
	Sales of goods through trading/import/export activities
	on seafood	9,286,201	7,467,142	8,188,572	6,651,655	1,097,629	815,487
	Increases / (decrease) in $	1,819,059				282141.75
	% of increases / (decrease)	24%				35%
	on imported beef and mutton	8,012,041	8,121,994	7,520,612	7,219,550	491,429	902,444
	Increases / (decrease) in $	-109,953				(411,015)
	% of increases / (decrease)	-1%				-46%
	SIAF/ Others & Corporate total	17,298,242	15,589,136	15,709,184	13,871,205	1,589,058	1,717,931
	Increases / (decrease) in $	1,709,106				(128,873)
	% of increases / (decrease)	11%				-8%

Description of items			2018Q3	2017Q3	Difference
SIAF	Seafood trading from imports
	Mixed seafoods	MT	524	400	124
	Average of sales price	US$/MT	17,722	18,668	(946)
	Average of cost prices	US$/MT	15,627	16,629	(1,002)
	Beef & Lambs trading from imports	MT	460	417	44
	Average of sales price	US$/MT	17,417	19,501	-2,084
	Average of cost prices	US$/MT	16,349	17,334	-985

Revenue from the Corporate Division increased by $1.7 million or (24%) from Q3 2017’s $15.6 million to Q3 2018’s $17.3 million. The increase was primarily due to our decision to trade in selective products that could maintain certain profit margins developed with selected clients.

Gross profit from the corporate sector decreased by $0.13million or (8%) from $1.72 million for Q3 2017 to $1.59 million for Q3 2018. The decrease was marginal and will improve as we increase the imports of higher quality products sourced from an increasing number of reputable suppliers.

In this respect, the Company is confident that this segment will continue to improve as disposable income of China’s middle class continues to grow.

•	5.A. Engineering technology consulting and services:

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table A.5 below shows the revenue, cost of services and gross profit generated from consulting, services, commission and management fee for three months ended September 30, 2017 and September 30, 2017.

Revenues (consulting, service, commission and management fee):

		2018Q3	2017Q3	Difference	Description of work
Sales Revenues (Consulting and Services)
	CA	6,502,372	2,978,371	3,524,001	Working in progress of PF(2), NPF
Group Total Revenues		6,502,372	2,978,371	3,524,001
Cost of sales
	CA	5,469,059	2,234,070	3,234,989
Group Total Cost of sales		5,469,059	2,234,070	3,234,989
Gross Profit
	CA	1,033,313	744,301	289,012
Group Total Gross Profit		1,033,313	744,301	289,012

% of increase or (decrease)
Group revenues			118%
Group gross profits			39%

Revenues increased by $3,524,001 (or 118%) from $2,978,371 for Q3 2017 to $6,502,372 for Q3 2018. Cost of services for consulting, service, commission and management fees increased by $3,234,989 (or 145%) from $2,234,070 for Q3 2017 to $5,469,059 for Q3 2018. Gross profit increased by $289,012 (or 39%) from $744,301 for Q3 2017 to $1,033,314 for Q3 2018.

The increase in revenue/cost of sales was primarily due to the needs of capital expenditure spent in Aqua-farm 4 by Tri-way Industries Limited to reorganize its production by finishing part of the construction & retrofitting work in its indoor APM farms and on about 20 acres of ODRAS farms.

Note (4) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) increased by $737,898 or 23% from $3,254,065 for Q3 2018 to $3,991,963 for Q3 2018. The increase was primarily due to increase in office and corporate expenses of $607,217 from $972,218 for Q3 2017 to $1,579,435 for Q3 2018.

Category	2018 Q3	2017 Q3	Difference
			$
Office and corporate expenses	1,579,435	972,218	607,217
Wages and salaries	380,383	540,493	(160,111)
Traveling and related lodging	5,602	7,769	(2,167)
Motor vehicles expenses and local transportation	5,731	23,142	(17,410)
Entertainments and meals	7,309	27,901	(20,592)
Others and miscellaneous	521,708	586,271	(64,563)
Depreciation and amortization	1,491,795	1,096,271	395,523
Sub-total	3,991,963	3,254,065	737,898
Interest expenses	407,728	331,596	76,132

Total	4,399,691	3,585,661	814,030

Note (5) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

Names of intermediate holdco. subsidiaries	Capital Award Inc. (Belize)	Macau EIJI Company Ltd. (Macau)			A Power Agro Agriculture Development (Macau) Ltd.	Total
Abbreviated names	CA	(MEIJI)			(APWAM)
% of equity holding on below subsidiaries (in China)	n.a.	75%	75%	26%	41.25%

Name of China subsidiaries	None	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)	Hunan Shanghua A Power Agriculture Co. Ltd (China)	Quinghai Sangjiang A Power Agrivulture Co. Ltd. (China)
Abbreviated names		(JHST)	(JHMC)	(HSA)	(SJAP)

Net income of the P.R.C. subsidiaries for the period ended 30. September 2018 in $		$(1,497,826)	$1,422,754	$1,239,469	(1,363,542)

Equity % of non-controlling interest		25%	25%	24.0%	58.75%

Non-controlling interest's shares of Net incomes in $		$(374,457)	$355,689	$297,473	(801,081)	(522,377)

The net income attributed to non-controlling interest is $(522,377) shared by (JHST, JHMC, HSA, SJAP collectively) for Q1-3 2018 as shown in Table (F) above.

Note (6) to Table A 1 Earnings per share (EPS)

Earnings per share decreased by $0.05(basic) and $0.06 (diluted) per share from EPS of $0.14 (basic) and$0.15 (diluted) for Q3 2017 to EPS of $0.09 (basic) and $0.09 (diluted) for Q3 2018. The reason for the decrease is primarily due to the decrease of net income attributable to Sino Agro Food, Inc. and subsidiaries by $17.8 million from $3.45 million for Q3 2017 to $3.47 million for Q3 2018.

Part B: Unaudited Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017 (audited)

	30-Sep-18	December 31, 2017	Changes +-	Note
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$417,373	$560,043	(142,670)	B
Inventories	56,409,897	52,628,947	3,780,950	9
Costs and estimated earnings in excess of billings on uncompleted contracts	250,828	1,249,187	(998,359)
Deposits and prepayments	56,588,099	70,459,650	(13,871,551)	10
Accounts receivable, net of allowance for doubtful accounts	94,884,040	82,971,418	11,912,622	11
Other receivables	26,241,744	20,680,478	5,561,266
Total current assets	234,791,981	228,549,723	6,242,258
Plant and equipment			0
Plant and equipment, net of accumulated depreciation	233,357,869	246,857,797	(13,499,928)	12
Construction in progress	13,561,210	6,178,308	7,382,902	13
Land use rights, net of accumulated amortization	54,153,816	54,838,031	(684,215)	14
Total plant and equipment	301,072,895	307,874,136	(6,801,241)
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	9,080,565	9,588,605	(508,040)
Interests in unconsolidated equity investees	202,786,870	193,267,696	9,519,174
Temporary deposits paid to entities for investments in Sino joint venture companies	34,916,517	34,917,222	(705)
Total other assets	247,508,892	238,498,463	9,010,429
			0
Total assets	$783,373,768	$774,922,322	8,451,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities				15
Accounts payable and accrued expenses	$8,515,417	$4,243,496	4,271,921
Billings in excess of costs and estimated earnings on uncompleted contracts	5,350,165	5,740,065	(389,900)
Due to a director	-	107,074	(107,074)
Other payables	38,414,675	40,593,482	(2,178,807)
Borrowings - Short term bank loan	4,506,468	4,667,890	(161,422)
Negotiable promissory notes	977,155	977,155	-
Derivative liability	2,100	2,100	-
Convertible note payable	3,894,978	3,894,978	-
Income tax payable	343	377	(34)
	61,661,301	60,226,617	1,434,684

Non-current liabilities
Other payables	10,826,560	11,089,779	(263,219)	16
Borrowings - Long term bank loan	5,669,429	6,045,302	(375,873)
	16,495,989	17,135,081	(639,092)

Commitments and contingencies

Stockholders’ equity
Common stock	47,410	29,363	18,047
Additional paid - in capital	180,766,757	169,743,640	11,023,117
Retained earnings	450,924,455	441,488,507	9,435,948
Accumulated other comprehensive income	(7,965,574)	2,346,174	(10,311,748)
Treasury stock	(1,250,000)	(1,250,000)	-
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity	622,523,048	612,357,684	10,165,364
Non - controlling interest	82,693,430	85,202,940	(2,509,510)
Total stockholders’ equity	705,216,478	697,560,624	7,655,854
Total liabilities and stockholders’ equity	$783,373,768	$774,922,322	8,451,446

Note B. Cash and Cash Equivalents

The change in cash and cash equivalents of $(142,670) was derived from cash and cash equivalents of $417,373 and $560,043 as of September 30, 2018 and December 31, 2017, respectively.

Note (9) Breakdown of inventory

September 30, 2018
(Unaudited)

Bread grass	817,220
Beef cattle	12,670,022
Organic fertilizer	13,514,239
Forage for cattle and consumable	7,180,751
Raw materials for bread grass and organic fertilizer	19,744,531
Immature seeds	2,483,134
$56,409,897

Note (10) Breakdown of Deposits and Prepaid Expenses

September 30, 2018
(Unaudited)
Deposits for
- purchases of equipment	$1,204,333
- acquisition of land use rights	174,444
- inventories purchases	16,498,565
- construction in progress	4,821,609
- issue of shares as collateral	25,761,658
Shares issued for employee compensation and overseas professional and bond interest	1,055,341
Others	7,072,148
$56,588,098

Note (11): Breakdown of Accounts receivable:

	September 30,2018
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year	over 1 years
	$	$	$	$	$
Consulting and Service totaling (CA)	59,710,606	6,249,857	-	-	10,171,204	43,289,545
Sales of imported seafood (SIAF)	20,349,957	-	17,662,160	2,687,797	-
Sales of Cattle and Beef Meats (from Enping Farm) (MEIJI)	5,751,065	-	5,751,065	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)	1,635,957	371,361	607,186	280,643	376,767
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	4,909,582	1,079,903	2,245,176	913,307	671,195
Sales Fertilizer from (HSA)	2,526,873	784,154	1,180,617	23,379	538,724

Total	94,884,040	8,485,275	27,446,204	3,905,126	11,757,890	43,289,545

The bulk of the over 120-days accounts receivable under CA’s consulting and service sector represents outstanding debt owed by Tri-way to the Company, which is expected to be settled within the foreseeable future.

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

 Information on concentration of credit risk of revenue:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 55.04% of our consolidated revenues for Q3 2018 as shown in the table below:

	three months ended Sept. 30, 2018
	% of total Revenue	$	Customer's Total Revenue
Customer A	29.44%		11,435,058
Customer B	20.94%		8,135,032
Customer C	16.74%		6,502,373
Customer D	15.09%		5,863,184

	82.21%		31,935,647

Customer A is ShangHai Virgo Trading co. Ltd, which is one of our major distributors of imported beef and seafood as well as our farmed seafood. We sold $11.4 million of goods to Virgo during Q3 2018 representing 29.44% of our total revenue of $38.75 million during the quarter.

Customer B is Cattle Wholesale represented by Mr. Zhen Runchi who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies us with young cattle. During Q3 2018, transactions through Mr. Zhen Runchi generated 20.94 % of our total consolidated revenue (equivalent to $8,135,032 out of our total revenue of $38,750,017).

Customer C is Tri-way Industries through our divestment when Tri-way (or “TRW”) became our “Investment Associate.” During Q3 2018, transactions through Tri-way Industries generated 20.94 % of our total consolidated revenue (equivalent to $6,502,373 out of our total revenue of $38,750,017).

Customer D is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). APNW distributes seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits as of September 30, 2014. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales affected through WSC 1 contribute 15.09% of our total consolidated revenue (equivalent to $5,863,184 out of our total revenue of $38,750,017).

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q3 2018:

	Sept. 30.2018		Total
	% of total Accounts receivables	amount in $	Accounts receivables
Customer A	62.91%		59,710,606
Customer B	12.43%		11,798,976
Customer C	9.01%		8,550,980
Customer D	6.23%		5,914,090
	90.58%		85,974,652

Note (12)

Property and equipment, net of accumulation depreciation

September 30, 2018
(Unaudited)

Plant and machinery	$5,269,857
Structure and leasehold improvements	199,573,342
Mature seeds and herbage cultivation	52,767,958
Furniture and equipment	694,717
Motor vehicles	589,289
258,895,163

Less: Accumulated depreciation	(25,537,293)
Net carrying amount	$233,357,870

Note (13) Construction in progress

September 30, 2018
(Unaudited)
Construction in progress
- Rangeland for beef cattle and office building	12,422,745
- Oven room, road for production of dried flowers	1,138,465

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2018.09.30 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	206,015	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	32,846,751	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	317,773	Land Use Rights	Fertilizer production
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	884,127	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	854,310	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,867,426	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,698,788	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	799,013	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	687,960	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	4,232,604	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,159,734	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,430,442	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	449,248	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	265,365	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	4,008,299	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,631,167	Management Right	HU Plantation
Exchange difference							-1,573,648		-3,185,205

			654				65,657,005	131,789	54,153,816

Note (15) Current Liabilities:

	Sept. 30, 2018	Note
Current liabilities
Accounts payable and accruals	8,515,417	15A
Billings in excess of cost and estimated earnings on uncompleted contracts	5,350,165
Other payables	38,414,675	15B
Borrowings-Short term bank loan	4,506,468
Negotiable promissory notes	977,155
Derivative liability	2,100
Convertible note payable	3,894,978
Income tax payable	343
	61,661,301

Note 15A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms, which means that most purchases are paid for in cash or short credit terms (7 to 10 days); this grants us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $8.52 million, about 21.99% of total revenue of $38.75 million.

Note (15B): Analysis of Other Payables:

As of September 30, 2018, other payables totaling $41,129,945 was composed of the following:

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

As of the date of this report, the Company has paid $3.59 million with $11,999,000 remaining owed on the $15,589,000 settlements.

Over the past years, other advances and deferred payments had been provided by other unrelated third parties, contractors, services providers, and agents fees etc. to our subsidiaries with some in the form of promissory notes or agreements at no fixed term of repayment and interest free; some at an interest rate calculated from 3% up to 8% over a 1/2 to 5 year term; and the remainder covered by conditions settled through verbal arrangements with the Company. These sums amount to $11,419,945 unpaid and outstanding as of September 30, 2018 after the settlement of $4,042,097 by the issuance of 6,641,689 shares at an average of $0.55/share to debt holders during Q3 2018.

Note (15C): Analysis of Convertible Notes payables:

On October 20, 2017, the Company issued a Convertible Note (i.e. "Note 2") with a principal amount of $4,000,000 due on February 28, 2018 and subsequently a US$600,000 short term note (incorporated into “Note 2”) also scheduled to mature in February 2018. The note holder originally had the option to convert all or any part of the outstanding note into the common stock of the Company (the "Primary Optional Conversion") or TRW (the "Secondary Optional Conversion") at any time for a period of eight months from the note's maturity date. The conversion price for Primary Optional Conversion is lesser of $1.50 per share or at 65% of the market share price of the Company. The conversion price for Secondary Optional Conversion is $3.41 per share subject to equitable adjustment for stock split, stock dividend or rights offerings.

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW.

As of the date of this report, no settlement has occurred for either the origination fee or the interest payment, and as such the note holder and the Company agreed to settle pending the completion of a settlement agreement to revise the final settlement at a sum of US$6 million covering both principal and interest payment to be paid in installments within the next 9 months on or before year end of 2019. The Company is expecting the final agreement to be executed as soon as possible.

Note (16) Non-current liabilities

Other payables of $10,826,560: During Q3 2018, the Company issued promissory notes amounting to $617,230 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries). During Q3 2018 we redeemed $739,797 of Promissory Notes for advances granted by third parties in past fiscal years to be settled by the issuance of shares and/or cash leaving a balance of $10,826,560 of promissory notes still due and outstanding as of September 30, 2018.

Part C. Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 (presented in summarized Charts below):

Revenue:

Revenues decreased by $60,256,521 or 36% to $106,476,004 for the nine months ended September 30, 2018 from $166,732,526 for the nine months ended September 30, 2017. The decrease was primarily due to the decrease of revenue generated from our fishery, beef, organic fertilizer, cattle farm, corporate and others operations for reasons explained in earlier sections.

The following chart illustrates the changes by category from the nine months ended September 30, 2018 to September 30, 2017

	2018	2017
Category	Q1- Q3	Q1- Q3	Difference
	$	$	$
Fishery	10,036,762	16,167,636	(6,130,874)

Plantation	3,082,503	3,565,220	(482,717)

Beef	5,011,148	47,241,793	(42,230,645)

Organic fertilizer	17,316,788	19,893,518	(2,576,730)

Cattle farm	19,100,254	23,094,392	(3,994,138)

Corporate and others	51,928,549	56,769,967	(4,841,418)

Total	106,476,004	166,732,526	(60,256,522)

Cost

Cost decreased by $50,493,574 or 36% to $88,754,262 for the nine months ended September 30, 2018 from $139,247,836 for the nine months ended September 30, 2017. The decrease was primarily due to the reciprocal decrease in sales generated from the Company’s fishery, plantation, beef, organic fertilizer, cattle farm and corporate and other operations for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

The following chart illustrates the changes by category from the nine months ended September 30, 2018 to September 30, 2017.

Cost

	2018	2017
Category	Q1- Q3	Q1- Q3	Difference
	$	$	$
Fishery	8,133,799	11,016,962	(2,883,163)

Plantation	2,569,886	2,334,052	235,834

Beef	4,121,113	44,148,494	(40,027,381)

Organic fertilizer	10,650,092	11,689,897	(1,039,805)

Cattle farm	16,711,195	19,582,042	(2,870,847)

Corporate and others	46,568,177	50,476,389	(3,908,212)

Total	88,754,262	139,247,836	(50,493,574)

Gross Profit

Gross profit decreased by $9,762,948 or 36% to $17,721,742 for the nine months ended September 30, 2018 from $27,484,690 for the nine months ended September 30, 2017.The decrease was primarily due to corresponding decreases in revenues generated by operations.

The following chart illustrates the changes by category from the nine months ended September 30, 2018 to September 30, 2017.

The gross profit by category is as follows:

Gross Profit

	2018	2017
Category	Q1- Q3	Q1- Q3	Difference
	$	$	$
Fishery	1,902,963	5,150,674	(3,247,711)

Plantation	512,617	1,231,168	(718,551)

Beef	890,035	3,093,299	(2,203,264)

Organic fertilizer	6,666,696	8,203,621	(1,536,925)

Cattle farm	2,389,059	3,512,350	(1,123,291)

Corporate and others	5,360,372	6,293,578	(933,206)

Total	17,721,742	27,484,690	(9,762,948)

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) decreased by $3,628,623 or 22% to $13,066,431 for the nine months ended September 30, 2018 from $16,695,054 for the nine months ended September 30, 2017.  The change was primarily due to a decrease in wages and salaries to $1,481,441 for the nine months ended September 30, 2018 from $5,041,093 for the nine months ended September 30 2017.

Category	2018 Q1-Q3	2017 Q1-Q3	Difference
			$
Office and corporate expenses	4,703,280	3,693,504	1,009,776
Wages and salaries	1,481,441	5,041,093	(3,559,652)
Traveling and related lodging	17,183	38,721	(21,538)
Motor vehicles expenses and local transportation	37,613	79,998	(42,385)
Entertainments and meals	35,092	185,549	(150,457)
Others and miscellaneous	1,279,843	2,258,306	(978,462)
Depreciation and amortization	4,233,294	3,835,975	397,318
Sub-total	11,787,746	15,133,146	(3,345,400)
Interest expenses	1,278,685	1,561,908	(283,223)
Total	13,066,431	16,695,054	(3,628,623)

Depreciation and Amortization

Depreciation and amortization increased by $465,046 or 5% to $9,483,053 for the nine months ended September 30, 2018 from $9,018,007 for the nine months ended September 30, 2017. The increase was primarily due to the increase of depreciation by $900,174 to $7,877,928 for the nine months ended September 30, 2018 from depreciation of $6,997,754 for the nine months ended September 30, 2017, and the decrease of amortization by $415,128 to $1,605,125 for nine months ended September 30, 2018 from amortization of $2,020,253 for nine months ended September 30, 2017.

In this respect, total depreciation and amortization amounted to $9,483,053 for the nine months ended September 30, 2018, out of which amount $4,233,294 was reported under General and administration expenses and $5,249,759 was reported under cost of goods sold; whereas total depreciation and amortization amounted to $9,018,006 for the nine months ended September 30, 2017, out of which amount $3,835,975 was reported under General and administration expenses and $5,182,031 was reported under cost of goods sold;.

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

The Company failed to file US tax returns for the years ended December 31, 2007 through December 31, 2012 in compliance with US Treasury Internal Revenue Service Code. The Company has reviewed its tax position with the assistance US tax professional and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has appointed US tax professional to assist in filing these income tax returns. In this respect we filed our Tax returns with the ISR USA Government on July, 2014.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HAS, QZH and SJAP since they are exempt from EIT for the nine months ended September 30, 2018 and 2017 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the nine months ended September 30, 2018 and 2017.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the nine months ended September 30, 2018 and 2017.

No Swedish Corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the nine months ended September 30, 2018 and 2017.

No deferred tax assets and liabilities are of September 30, 2018 and December 31, 2017 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of September 30 2018, unrestricted cash and cash equivalents amounted to $417,373 (see notes to the consolidated financial statements), and our working capital as of September 30, 2018 was $173,130,680.

As of September 30, 2018, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,506,468				4,506,468
Negotiable promissory notes	977,155				977,155
Long Term Debts		5,669,429			5,669,429
Promissory Notes		10,826,560			10,826,560
convertible note payables	3,894,978				3,894,978

Cash provided by operating activities amounted to $11,637,524 for Q1-3 2018. This compares with cash provided by operating activities totaling $27,498,878 for Q1-3 2017. The decrease in cash flows provided by operating activities resulted primarily from the decrease in account receivable of $(11,912,622) for Q1-3 2018 from $17,756,843 for Q1-3 2017.

Cash used in investing activities totaled $(6,832,839) for Q1-3 2018.This compares with cash used in investing activities totaling $(21,625,928) for Q1-3 2017. The increase in cash flows used in investing activities resulted primarily from purchases of property and equipment and non-current assets held for sale of $(3,500) for Q1-3 2018 compared to $(14,552,588) for Q1-3 2017.

Cash used in financing activities totaled $0 for Q1-3 2018. This compares with cash used in financing activities totaling $(3,413,653) for Q1-3 2017. The increase in cash used in financing activities was primarily due to convertible notes repaid of $0 during Q1-3 2018 from $1,500,000 paid during Q1-3 2017.

Sales of unregistered shares and equity changes

During the quarter the company issued a total of 7,104,837 shares for total consideration of $4,042,097 in settlements of other payables detailed as follows:

•	Settlement for 4 professionals on consulting and service rendered fees for $303,055 by the issuance of 551,010 shares at $0.55/share.

•	A total of 4,611,086 shares were issued to 5 building contractors and/or suppliers for the settled consideration of $2,536,097.

•	The payments to other unrelated third parties for $739,797 by the issuance of 1,479,593 shares.

•	The issuance of 463,148 shares to a total of 17 staffs/workers for $463,148 for services rendered and owed during year 2016 to 2017.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the nine months ended September 30, 2018 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the nine months ended September 30, 2018 results are for the months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0, $1,716, $2,745 and $17,861 for the three months and the nine months ended September 30, 2018 and 2017, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $375,221, $382,424, $1,175,724 and $1,386,186 for the three months ended and the nine months ended September 30, 2018 and 2017, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0, 449, 910, $0 and $449,910 for the three months ended and the nine months ended September 30, 2018 and 2017, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the nine months ended September 30, 2018 or September 30, 2017.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2018 and December 31, 2017, the Company determined no impairment losses were necessary.

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

For the three months ended September 30, 2018 and 2017, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amounted to $0.09 and $0.14, respectively. For the three months ended September 30, 2018 and 2017, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.09 and $0.15, respectively.

For the nine months ended September 30, 2018 and 2017, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.27 and $0.62, respectively. For the nine months ended September 30, 2018 and 2017, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.27 and $0.63, respectively.

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

For the nine months ended September 30, 2018

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2018 and December 31, 2017 were translated at RMB6.88 to $1.00 and RMB6.53 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2018 and September 30, 2017 were RMB6.51 to $1.00 and RMB6.80 to $1.00, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September30, 2018 or December 31, 2017, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2018 or 2017.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Subsequent Events

On October 5, 2018, Tri-way Industries limited (“TRW”), a Hong Kong company in which Sino Agro Food, Inc. (the “Company”) owns a minority interest, inadvertently issued a press release regarding a proposed distribution (the “Distribution”) of its shares to the Company’s shareholders (the “First Release”).

On January 13, 2016, securities representing beneficial interests in the shares of common stock on the Company, referred to as VPS Shares, began to be traded on the Oslo Børs’ Merkur Market (the “Oslo Market”) under the symbol “SIAF-ME.” The Company’s common stock trades on the OTC QX under the symbol “SIAF.” As required by the rules of the Oslo Market, on October 8, 2018, the Company issued an announcement through the Oslo Market (the “Second Release”) summarizing the contents of the First Release.

On October 30, 2018, the Company issued another announcement regarding the purported Distribution through the Oslo Market (the “Third Release”).

On November 7, 2018, having been made aware that the Distribution could not proceed as originally planned, TRW prepared a press release to be issued modifying its original plans regarding the Distribution and withdrew the related record date (the “Fourth Release”).

On November 7, 2018, the Company again issued an announcement through the Oslo Market, which referred to the Fourth Release as an attachment thereto (the “Fifth Release”). While TRW intended to issue the Fourth Release prior to the announcement of the Fifth Release, the Fourth Release was not in fact published until later on November 7, 2018.

References to the Tri-way dividend

Tri-way Industries Limited (“TRW”) a Hong Kong based aquaculture company reports the details of its share dividend distribution to shareholders of its Investment Associate, Sino Agro Food, Inc. (“SIAF”), based on exercising its option to liquidate outstanding debt owed SIAF of USD 62,338,065, covering both a portion or all of accounts payable and other payables owed SIAF to date. TRW elected to exercise the option to distribute TRW common shares in lieu of paying a cash dividend, and/or a cash plus share dividend against the USD 62,338,065, the option of which had been granted by SIAF to TRW as part of its agreement with TRW to see its debt repaid in the best interest of both parties. Repayment of the USD 62,338,065 debt outstanding represents an 18.3% ownership distribution in TRW to owners/shareholders of SIAF.

The distribution of TRW shares to each shareholder of SIAF is predicated on two variables; namely, the total issued and outstanding shares of common stock of the Company as of record date (which will not be known for some time), and the number of shares of common stock of the Company individually held under each SIAF shareholder’s account in order to determine the ratio of shares of SIAF required to be owned in order to receive one (1) share of TRW as well as the total number of TRW shares to be received by each individual shareholder.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the company issued a total of 7,104,837 shares for total consideration of $4,042,097 in settlements of other payables detailed as follows:

•	Settlement for 4 professionals on consulting and service rendered fees for $303,055 by the issuance of 551,010 shares at $0.55/share.

•	A total of 4,611,086 shares were issued to 5 building contractors and/or suppliers for the settled consideration of $2,536,097.

•	The payments to other unrelated third parties for $739,797 by the issuance of 1,479,593 shares.

•	The issuance of 463,148 shares to a total of 17 staffs/workers for $463,148 for services rendered and owed during year 2016 to 2017.

The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Regulation S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No .	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

+ filed herewith

* furnished herewith

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

November 14, 2018	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 14, 2018	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer, Director (Principal Executive Officer)

November 14, 2018	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

November 14, 2018	By:	/s/ CHEN BORHANN
Chen Bor Hann Corporate Secretary

November 14, 2018	By:
Daniel Ritchey Director

November 14, 2018	By:	/s/ SOH LIM CHANG
Soh Lim Chang Director

