Form 10-K
period 2018-12-31
Sino Agro Food, Inc.
filed 2019-04-15
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒        No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 29, 2018, based upon the $0.361 per share closing price of such stock on that date, was $13,547,651.68.

There were 49,866,174 shares of our common stock issued and outstanding as at December 31, 2018.

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

BUSINESS

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

Revenues by division were as follows (in millions of U.S. dollars):

Division (on Sales of Goods)	2018	2017
Organic Fertilizer (HSA, SJAP & QZH)	$28.9	$84.4
(QZH derecognized as variable interest entity from December 30, 2017)
Cattle (MEIJI)	29.6	20.4
Plantation (JHST)	3.6	4.6
Corporate, Marketing & Trading (SIAF)	68.5	71.8
Total Revenues derived on sales of goods	$130.6	$181.2

Division (on consulting & services)	2018	2017
CA (Fishery related developments)	$11.1	$17.0
Total Revenues derived on consulting & services	$11.1	$17.0

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

The table below provides an overview of key events in the development of the business of the Company.

Year	Event
2006	•	Initiates agriculture and aquaculture consulting activities in China.
2007	•	Changes name from A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc.
	•	Acquires the Belize holding company Capital Award. Today, Capital Award is the Company’s subsidiary operating many of the Company’s aquaculture activities.
	•	Acquires the dairy operations through a 78 percent ownership stake in ZhongXing Agriculture and Husbandry.
	•	Acquires the HU Plantation through a 75 percent ownership stake in Jiang Men City Heng Sheng Tai Agriculture Development.

2009	•	Conducts a strategic review and divests the dairy business in December due to poor industry fundamentals with control of the industry concentrated in a few very large value-added manufacturers.
	•	Founded Qinghai Sanjiang A Power Agriculture (“SJAP”). SJAP manufactures bioorganic fertilizer, livestock feed and develops other agriculture projects in the County of Huangyuan, in the vicinity of Xining City, Qinghai Province.
2010	•	Creates a five-year plan to develop vertically integrated businesses in primary production, distribution and marketing of beef cattle, beef products and seafood through proprietary recirculating aquaculture systems.
	•	Begins construction of the Company’s first fish farm, Fish Farm 1, with targeted capacity of 1,000 metric tons per year.
2011	•	Begins construction of Prawn Farm 1 & 2, Cattle Farm 1 and Fish Farm 2.
	•	Becomes a fully reporting SEC company on the OTCQB (as defined below).
2012	•	Acquires a 75 percent ownership in Fish Farm 1 and Cattle Farm 1. Advances construction of Cattle Farm 2 and Wholesale Center 1 in Guangzhou.
	•	Produces 1,800 MT of seafood and raises 6,000 head of cattle.
2013	•	Closes the Zhongshan Prawn Farm agreement, targeting production of 10,000 MT of prawn p.a. in 2016/2017 and 100,000 MT in 2024.
	•	SJAP awarded Dragon Head Enterprise status by the Qinghai provincial government.
	•	Mr. George Yap and Mr. Nils-Erik Sandberg join SIAF’s Board of Directors, as independent directors.
	•	Produces 4,700 MT of seafood and raises 15,000 head of cattle.
2014	•	SJAP’s abattoir and meat processing facilities commence operations. SJAP signs supplier and concession agreements with Tesco, PLC China for packaged meat products.
	•	Advances construction of a wholesale and distribution center in Shanghai, targeting ultimate capacity of 12,000 MT of meat and 6,000 MT of seafood per annum.
	•	Mr. Anthony Soh and Mr. Dan Ritchey join SIAF’s Board of Directors as independent directors.
	•	Ms. Olivia Lai is hired as Chief Financial Officer.
	•	Produces 5,600 MT of Seafood and raises 26,000 head of cattle during 2014.
2015	•	The Company announces a long-term vision to become a leading sustainable aquaculture company focused on organically farmed fish and prawns.
	•	Wholesale Center 2 in Shanghai initiates operations
	•	Mr. Bertil Tiusanen is hired as Chief Financial Officer. Ms. Lai becomes the Company’s Chief Corporate Affairs Officer.
	•	The Company announces contemplated plan to divest its aquaculture operations and seek a separate listing on the Oslo Stock Exchange.
2016	•	The Company was admitted to the Merkur market in Oslo.
	•	The Company upgraded to OTCQX Premier from the OTCQB® Venture Market.
	•	Mr. Bertil Tiusanen resigned as Chief Financial Officer and appointed as SVP Business Development, New Ventures Europe
	•	Officer and Mr. Dan Ritchey appointed as Chief Financial Officer.
	•	The Company’s carve-out of Tri-way resulting in categorization of Tri-way as an Investor in Associate from a subsidiary status. As such, the Company’s fully owned subsidiary namely, Capital Award Inc (CA), retains its main business activity in the sector of technology and engineering consulting and related services, and Tri-way has assumed all activity regarding aquaculture operations and the sale of all products produced by them.
	•	Tri-way has purchased Master Developer and Operating licensing rights from CA for purposes of future development of aquaculture projects in China utilizing CA’s APM-indoor and ODRAS technology, and has contracted with CA to provide its turnkey contractor services for those projects in China.
2017	•	Mr. George Yap resigned as independent director and Audit Committee chairman and member of Nomination Committee.
	•	The Company increased its equity interest in Tri-way from 23.89% to 36.6% in the fourth quarter by converting the amount due from Tri-way into equity interest.
	•	On December 30, 2017 the Company sold its (35.36%) equity in QZH to a third party. (Further details provided throughout report).
2018	•	Mr. Dan Ritchey passed away on December 1, 2018. As of the date of this Annual Report, the Company has yet to appoint a CFO; consequently, Mr. Solomon Lee currently serves as the Company’s interim CFO.
	•	Mr. Nils Erik Sandberg resigned as independent director and Audit Committee chairman
	•	Mr. Colanukuduru Ravindran was appointed as an independent director and the Audit Committee chairman on March 29, 2019.

Through December 31, 2018, the Company has been contracted as turnkey contractor to the owners and developers of the C&S Project Companies and acted as the master engineer, pioneering the construction and building of farms, from raw land into fully operational facilities. In each development the Company completes the construction and building of infrastructure including staff quarters, offices, processing facilities, storage, and all related production facilities. The Company’s management teams are responsible for developing all business activities into effective and efficient operations. From October 1, 2016, onward, Tri-way has assumed the role as developer of aquaculture projects in China with CA contracted to provide turnkey contracted services for those projects.

Over the past ten years, the Company has matured into a company dedicated to the agriculture and aquaculture industry in China. The Company currently maintains operations of its HU Plantation as well as its services in engineering consulting and specializing in the development of two major products, namely meat derived from the rearing of beef cattle and seafood derived from the growth of fish, prawns, eel and other marine species.

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

During the past years, SIAF has matured into a company dedicated to the agriculture and aquaculture industry in China. We currently maintain operation of our HU Plantation as well as our services in engineering consulting, specializing in the development of two major products, namely meat derived from the rearing of beef cattle and seafood derived from the growth of fish, prawns, eel and other marine species.

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

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City A Power Prawn Culture Development Co. Ltd., China (“EBAPCD”) (formerly known as Enping City Bi Tao A Power Fishery Development Co., Limited), which is incorporated in the PRC. TRW initially owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiangmen City A Power Fishery Development Co. Ltd, China (“JFD”) (formerly known as Jiang Men City A Power Fishery Development Co., Limited) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, we had invested $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, we acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. On April 1, 2012, we acquired an additional 25% equity interest in JFD for the amount of $1,702,580. Prior to October 5th 2016 we owned a 75% equity interest in JFD and control its board of directors. As of September 30, 2012, we had consolidated the assets and operations of JFD. From October 5th 2016 we brought out the remaining 25% equity interest in JFD for consideration of $4,517,426 and sold the 100% equity interest in JFD to Tri-way (inclusive all original assets of its one farm namely Fish Farm 1 that was changed to name Aqua-Farm 1 and of other additional assets transferred from work in progress etc.) for $33,538,480; and converted JFD into a Wholly Owned Foreign Entity (WOFE) such that Tri-way is holding 100% equity interest in JFD; and simultaneously (on October 5th 2016) JFD completed the acquisition: of the assets and operation from owners and investors of four other aquaculture farms (namely Aqua-farm 2, 3 and 4) for $277,055,897 collectively; and the acquisition of a Master License from CA for the rights of future development and operation of our APRAS farms in China for $30,000,000 resulting that we were owing 23.89% equity interest in Tri-way as at October 5th 2016. The Company converted the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2017, which resulted in equity interest in TRW from 23.89% to 36.60%.

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

Delisting from the Merkur Market

In January of 2019 the Company applied to Oslo Børs ASA for the delisting from the Merkur Market. The principal reason for the delisting from the Merkur is the difference in the disclosure rules that the Merkur requires; the Merkur requires the disclosure of information prior to occurrence of a particular event which is inherently forward-looking in nature and thus potentially speculative; consequently, any such disclosure could thus be in conflict with US securities laws.

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

Company	Country of incorporation	Field of activity	% Holding
Sino Agro Food, Inc.	US	Engineering consulting (general types of developments), business management, trading, sales and marketing
Capital Award Inc. (CA)	Belize	Engineering consulting (mainly in development of fishery), management of fishery operation, marketing and sales of fishery produces and products	100
Tri-way Industries Limited (TRW)	Hong Kong	Holding company and holder of technology licenses	36.6
Macau Eiji Company Limited (MEIJI)	Macau	Engineering consulting (mainly in cattle farming and vegetable farming), management service and marketing and sales of cattle and related products	100
A Power Agro Agriculture Development (Macau) Limited (APWAM)	Macau	Holding company	100
Sino Agro Food Sweden AB (Private) (SAFS)	Sweden	Various support and service to parent company, asset management, finance, consulting and provision of services in agriculture and aquaculture, marketing and sale of agricultural products, consultancy for business development in China, and related business	100
Capital Stage Inc. (CS)	Belize	Dormant	100
Capital Hero Inc. (CH)	Belize	Dormant	100
Jiangmen City A Power Fishery Development Co. Ltd. (JFD)	China	(1): Operator in growing of fish (sleepy cod species), eels (flower pattern species) and prawns; Research and Development of growing technique and knowhow of live-seafood and (2) Marketing and Trading of seafood	100% owned by Tri-way
Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (JHMC or Cattle Farm 1)	China	A demonstration farm for growing cattle in a semi-tropical climate	75
Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (JHST)	China	HU plantation, immortal vegetable and cash crops of vegetables planting, processing and sales of produces and products	75
Hunan Shenghua A Power Agriculture Co. Ltd. (HSA)	China	Existing activities: manufacturing of organic fertilizer, 100% pure organic mixed fertilizer and lake fish farming organic fertilizer. Cattle rearing.	76
Qinghai Sanjiang A Power Agriculture Co. Ltd. (SJAP)	China	Existing activities: manufacturing of organic fertilizer bulk and concentrated livestock feed, and rearing of cattle and cooperative farming. Slaughter and deboning of cattle and value added processing of beef products.	41.25% owned by SIAF

In addition to the legal entities included in the chart and table above, the Company is providing technology know-how with consulting service and turnkey contracting services (“C&S”) to various Chinese owned Project Companies (“C&S Project Company”) which mainly are private companies formed in China with Chinese citizens acting as legal representatives. The Company does not have any ownership in these C&S Project Companies. However, in consideration of the Company’s right to protect its technology and know-how granted to the C&S Project Companies, the Company has an option to acquire equity stakes in the future SFJVC at an agreed value equivalent to the project’s development cost.

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

Business model

The Company works with Chinese investors to form operating companies, in which the Company retains the option to acquire equity interest. After a certain period of time and successful operating results, the Company and the Chinese investor may form a Sino Foreign Joint Venture Company (“SFJVC”). Prior to the formal naming, registration, and incorporation of an anticipated SFJVC, the Company prepays a deposit toward the consideration of its future SFJVC stake as a percentage of the assets of the fully developed farm. Upon conversion, the prepayments become equity capital.

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

The Company uses expertise and know-how in specific agriculture and aquaculture technologies. The Company’s “A Power Re-circulating Aquaculture System” (the “APRAS”) is a proven recirculating aquaculture system (“RAS”) technology for indoor fish farming. The Company has developed modern techniques and technologies to grow, feed and house both fish and cattle. These are engineered into the designs of, and the management systems for, indoor and outdoor fishery and cattle farms.. In all developments the Company acts as the master engineer, pioneering the construction and building of farms, from raw land into fully operational facilities. The Company builds the infrastructure including staff quarters, offices, processing facilities, storage, and all related production facilities; then, manages developing of all business activities into effective and efficient operations. The Company’s largest customer represents a Company of thirty separate live seafood wholesalers at the Guangzhou wholesale markets.

The Company holds licenses for fertilizer formulas, enzyme patents, and for indoor fish farm techniques, including a “master license” in China for “A Power Technology” (“APT”), a modular land-based fish growing system and technology utilizing RAS.

The Company partners with Chinese investors in food projects as a turnkey project manager

The Company engages in projects as a technological and engineering expert, partnering with local and regional investors in food related projects. The Company generally has exclusive marketing, sales and distribution rights for each project company. For example, MEIJI purchases all marketable cattle from Cattle farm 2 and distributes them to wholesale markets. Up until September 30, 2016, prior to SIAF becoming an investment associate of Tri-way (i.e. post-carve-out), CA had been purchasing all seafood produced by the fishery farms and also supplied the fishery farms with fingerling, baby or adult fish or prawns and stock feed. Thus, CA is no longer involved in any sales, marketing and supplies of fishery goods being operated by Tri-way yet will continue to carry out its current contracts with other entities, as well as developing other business ties that are interested in utilizing its services.

Generally, the Company exercises an option to acquire a majority equity stake in the project company once development of the operating company has matured and successful operating results are demonstrated. Prior to acquisition, the Company prepays a deposit toward the acquisition consideration of the project company. Upon acquisition and conversion into a SFJVC, the pre-payments together with a cash consideration become equity capital, with the Company becoming a major shareholder.

Acquired project companies are operated and managed by the management team and the Chinese investor, and overseen by the Company.

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

Business overview

Introduction

The Company is an agriculture technology and natural food holding company with principal operations in China participating in the ongoing transformation of China’s fragmented agrarian sector into a modern food production industry using sustainable and profitable methods. The Company focuses on seafood and beef production with integrated wholesale distribution. The Company acquires and maintains equity stakes in a cohesive portfolio of companies that the Company forms according to its core mission to produce, distribute, market and sell natural, sustainable protein food and produce, primarily seafood and cattle, to the rapidly growing middle class in China.

The Company employs a strategy of vertical integration from primary production through processing, distribution and marketing of high quality, organic food products in the food value chain. China’s fast growing middle class is creating rapidly rising demand for gourmet and high-quality protein food. The Company’s core products are live prawns, live eels, whole beef cattle and packaged beef meat.

The Company’s operations and strategy are executed through a number of subsidiaries located in China, and the Company contributes financial oversight and strategic direction to otherwise independent management teams which employ the Company’s intellectual property and proprietary methods within aquaculture, beef cattle rearing and production of organic fertilizer.

The Company has enjoyed strong growth since the Company initiated its business activities in China in 2006. During the fiscal year of 2018, the Company’s consolidated revenues amounted to USD $141,670,563. The four principal factors that have enabled the growth are:

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

The Company provides consulting and services to a number of private Chinese third party companies to construct and operate primary production facilities for fish, prawn and beef cattle, as well as wholesale marketing and distribution centers. As part of its consulting and service agreements, the Company has the option to acquire these operations in order to expand the Company’s proprietary production and wholesaling capacity.

Revenues are generated from activities that are divided into five stand-alone business divisions:

(i)	Aquaculture (CA: inclusive Technology engineering consulting & services (Project Development division) and sales of goods)
(ii)	Integrated Cattle Farm (SJAP) and Organic Fertilizer (HSA)
(iii)	Cattle Farm (MEIJI: sales of goods)
(iv)	Plantation, and
(v)	Seafood & Meat Trading (SIAF / CA GZ: inclusive Technology engineering consulting & services (Project Development division) and sales of goods and corporate affairs)

Aquaculture division

CA has entered into and completed several CSC’s (i.e., the Fish Farm 1 (or Aqua-Farm 1)) for JFD, the Prawn Farm 1 (Or Aqua-Farm 3) for EBAPCD and construction and development work still in progress for the Prawn Farm 2 (or Aqua-Farm 2) at Xin Hui District and the Prawn Farm 3 (or Aqua-Farm 4) and Prawn Farm 4 (or Aqua-Farm 5) at San Jiao Town Zhongshan for ZSAPP.

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

Integrated Cattle Farm division (SJAP & QZH)

Operated by SJAP, the Integrated Cattle Farm division is the business unit of the Company active in beef cattle rearing and value added processing of domestic and imported beef meat. Revenue for fiscal year ended December 31, 2018 was USD 19.23 million or 13.6 percent of the Company’s total sales of goods revenue of USD 141.67 million in the same period. Gross profit for SJAP’s integrated cattle farm division in the fiscal year ended December 31, 2018 was USD 4.3 million, or 19.86 percent of the Company’s total gross profit in sales of goods of USD 21.65 million in the same period.

1.	Beef cattle rearing and fattening

SJAP has slowed down its beef cattle rearing and fattening division since 2017 and is no longer involved with the corporative growers in the fattening of beef cattle due primarily to the depressed markets of the local cattle and beef industry caused mainly by the opening of the beef imports from a great number of developed countries that un-balanced the local cattle industry. Revenue for fiscal year ended December 31, 2018 was USD 6.64 million or 4.7 percent of the Company’s total sales of goods revenue of USD 141.67 million in the same period. Gross profit for same division in the fiscal year ended December 31,2018 was at a loss of USD(0.98) million, or (4.5)% of the Company’s total gross profit in sales of goods of USD 21.65 million in the same period.

SJAP now has in its own property twelve cattle houses, with its smaller buildings housing a minimum of 200 head and larger cattle houses accommodating up to 350 head.

2.	The Organic fertilizer Chain:

The SJAP’s fertilizer division’s revenue for fiscal year ended December 31, 2018 was USD 3.02 million or 2.1 percent of the Company’s total sales of goods revenue of USD 141.65 million in the same period. Gross profit for same division in the fiscal year ended December 31, 2018 was USD 0.89 million, or 4.1% of the Company’s total gross profit in sales of goods of USD 21.65 million in the same period.

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

The Bulk Livestock feed:

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

SJAP’s feed division has two types of livestock feeds, namely “Bulk stock feed” mentioned above and “Concentrated stock feed” mentioned below and revenue for fiscal year ended December 31, 2018 was USD 1.52 million or 1.07 percent of the Company’s total sales of goods revenue of USD 141.65 million for the bulk stock feed and USD 8.04 million or 5.7 percent of the Company’s total sales of goods revenue of USD 141.65 million for the Concentrated stock feed in the same period. Gross profit for same division in the fiscal year ended December 31, 2018 was USD 0.82 million, or 3% of and USD 3.56 million, or 13.3% of the Company’s total gross profit in sales of goods of USD 21.65 million for the Bulk stock feed and Concentrated stock feed respectively in the same period.

The Concentrated livestock feed:

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

SJAP sells its fertilizer and bulk and concentrated livestock feed mainly to its regional farmers in addition to using it to rear its own grown cattle, but because its geographic location is so far away from other major provinces there are high costs associated with selling its fertilizer, bulk and concentrated livestock feed and live cattle other than to local purchasers. Conversely, equivalent imports from other provinces must be purchased at a higher cost, providing SJAP with a competitive edge. Furthermore, Qinghai Province is a region rearing millions of cattle and sheep per year, providing an ample market for SJAP’s fertilizer and livestock feed.

1 T1 Enzyme Technology (T1), Patent number ZL2005 10063039.9.

4.	Value Added Processing and distribution (VAP) (This division is now a discontinuing operation having disposed QZH in 2017).

The Company is constantly looking and analyzing various optional business plans to enhance SJAP’s operation with improved financial performances, yet at present there is no plan has been finalized.

•	Recapping information of disposal of QZH that was reported in our 10K 2017 .

(i)	The live cattle division

The average price paid to cooperatives for their fattened cattle is RMB50/Kg or RMB4/kg above average market prices, whichever is higher. A commitment by SJAP to the cooperative farmer to exercise its option to purchase cattle is made well in advance to lock-in the price before other buyers step in and also to obtain the producer’s commitment to raise its cattle based on SJAP’s quality standard for purchase. Again, if the quality of cattle raised by the cooperative does not meet SJAP standards, then there is no purchase obligation on SJAP’s part to carry out its commitment. Over the past few years until Q3 2015, when the Government relaxed its beef import policy, SJAP had generated good profit margins working under this arrangement. Since then, profit margins have steadily been depleted, such that by mid-2017 if SJAP had continued to commit buying additional heads of cattle from the cooperatives, it would have resulted in continuous operating losses for SJAP in 2017 and 2018 estimated to total $46.75 million (cumulative) based on an average market loss of RMB11.5/Kg (or $1.75/Kg), excluding other operating expenses. This alone had provided incentive for the Company to decide on what its alternatives were to sustain (and absorb) such losses, which for all intents and purposes was not an option considering current cash flow issues with the Company.

The local Government has been working with SJAP to develop a long-term plan to help ameliorate the problem faced by SJAP as well as other cattle houses throughout the region, yet the timeframe that appeared necessary to carry out a solution would also mean incurring more losses without the means to cover those losses in the meantime.

What has been decided between SJAP and its investors, including SIAF, and the local Government in the interest of its stakeholders was the following solution:

1)	The local Government was able to work out an agreement with cooperatives to have them accept a portion of the loss they incurred in 2017 and the losses they have already incurred preparing for 2018 resulting from SJAP no longer being capable of making do on its commitment to purchase.

2)	SJAP agreed to pay the cooperatives a deeply discounted portion of its commitment/obligation to them at an average price of $800/head, about one-third of the out of pocket cost typically paid cooperatives in exchange for release from its commitment to purchase, which totals a one-time cost of $17.75 million. When compared to the estimated cumulative total loss to be incurred of $46.75 million in 2017/2018 due to SJAP’s lock-in commitment to buy, the estimated amount of out of pocket loss to SJAP is estimated to be reduced by about $30 million.

Also, consideration had to be given to the cost being incurred to meet the new regulations implemented by the Central Government on slaughterhouse operations, which license is currently held by QZH. Currently, it’s estimated that having both the funding and slaughterhouse operations underway meeting these new standards will take approximately 2 years to materialize; again, another source of income that would be completely curtailed until slaughterhouse operations were back online.

Taking into consideration and weighing its options, SJAP decided to eliminate any additional losses being incurred through QZH and has decided to discontinue QZH operations with the understanding that if favorable market conditions were to reoccur as well as the slaughterhouse license reinstituted in addition to Governmental assistance in developing a long-range plan being implemented that consideration will be given to resuming QZH operations in the future.

Thus, as of December 30, 2017 (the “deemed date of disposal”), QZH was derecognized as a variable interest entity and SIAF, based on its proportional ownership of QZH through its variable interest entity SJAP, had incurred a net loss on disposal totaling $9,365,543 as delineated in the following table:

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

Under the arrangement of the disposal agreement between all parties, it was agreed to that:

•       SJAP is no longer liable and responsible for the liabilities of QZH.

•      If any profit will be derived from the sale of existing fixed assets of QZH, 50% of any gained profit will be paid to SJAP with SIAF receiving its proportional share of the proceeds.

•      There will be an annual royalty fee paid by QZH to SJAP/SIAF calculated at 25% of QZH net income over the next 3 years beginning January 1, 2018, if operations were to be reinstituted within this period.

•      Also, if QZH operations were to resume under the Government’s plan to establish QZH as a regional hub for beef processing, value-added production, etc. within the next 3-years, an option to buy up to 25% equity of QZH at its fair book value (net of the loss incurred from disposal) would be made available to the Company or its nominee, on or before December 30, 2020.

Taking into consideration all issues related to the ongoing losses incurred by QZH, the Company believes that its support in favor of QZH’s disposal is the best option for its shareholders at this time foregoing incurring further and greater losses from QZH while leaving the door open to reinvest in QZH if, and when, the larger issues are resolved and the regional beef hub plan is able to be implemented.

Organic Fertilizer (HSA) division

The Organic fertilizer (HSA)’s revenue generated in fiscal year ended December 31, 2018 was USD 9.67 million, or 6.86%, of the Company’s total sales of goods revenue of USD 141.67 million in the same period. Gross profit for this division for the 12 months ended December 31, 2018 was USD 2.77 million, or 12.79% of the Company’s total gross profit on sales of goods of USD 21.65 million in the same period.

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

By January 2013, the first organic fertilizer production plant was established and started its production of organic fertilizer (“OF”). On March 5, 2013, HSA secured the rights to use an enzyme developed by a Hong Kong company some twenty years ago that has been utilized by global manufacturers of organic fertilizer. The advantage of this particular enzyme is that when it is applied to the organic fertilizer it has the ability to convert part of the organic raw materials into potash and phosphate without having to add in chemically formulated potash and phosphate, such that the Company’s end fertilizer can be qualified as pure organic fertilizer made with 100% natural organic raw materials. With this pure organic fertilizer, HSA is in a position to fully explore the potential market for fish in farm lakes and thereby to attempt to align itself with the government’s policy of encouraging lake fish farmers to use pure organic fertilizer instead of chemical fertilizers. In addition, cost savings from avoiding the use of chemical potash and phosphate will, in management’s belief, result in a better profit margin for the Company. Sales of pure organic fertilizer commenced at the end of Q1 2013. By 2014 HSA successfully developed a different mixed organic fertilizer specially designed and composed for the application in lakes to provide nutrients to enhance growth of water plants and microorganisms in the lakes that the fish are fed on. We call this type of fertilizer “the Organic Mixed Fertilizer” (“OMF”). In the same year, HSA also developed a domestic pack of fertilizer called the “Retailed Pack Fertilizer” (“RPF”) supplying to the super market chain. As such there are three types of fertilizers being produced with:

(a). The OF is being used for the growing of crops, vegetables and plants,

(b). The OMF is being used for the growing of fish in the lakes, and

(c). The Retailed Pack fertilizer (“RPF”) are being used by domestic households.

By Q2 2016, HSA completed its construction work of and started production operation with its second fertilizer production plant.

Construction work to develop HSA’s cattle station that began in March 2012 by cutting half of the hill at site next to the fertilizer production site that cost far more than the budget originally estimated (from the budgeted $8 million to almost $20 million) due mainly to extra-work required to satisfy compliance of the additional environmental impact conditions implied in the Government’s 2016 regulation and to additional work required to reconstruct the foundation of the land due to a number of land-slides occurred during the rainy season, however related main construction work were 95% completed by year end of 2017 containing a 2,000 head capacity cattle farm built and pending on the completion of the installation of associated plants and equipment, accessories and operational fittings and other necessities, it will be ready for stocking of cattle for rearing and fattening operation targeting to be within 2018. In this respect, the Company is recruiting and selecting the right management team specializing in the growing of the selected native breed cattle (namely the “Asian Yellow Cattle,” or “AYC”) in readiness to start-up the operation. The AYC are mainly found in Guangxi district and grown in free range conditions by small farms such that our initial stocking up to 2000 heads is rather significant in comparison that really needs a good management team to carry out its operation efficiently. The Company cultivated 75 acres of its land, situated below the fertilizer factory, and planted a high yielded pasture that have been developed in our Cattle Farm 1 in Enping District harvesting up to 200 MT/acre/year for the past year that has been proven as quality livestock feed suitable to the growing and fattening of AYC. The pasture will be harvested from the said 75 acres are the main bulk livestock feed fed to the AYC that will be sufficient for the growing of 2000 heads of AYC per year starting from 2018. In term, the plan is that; the cattle’s liquid waste will be used to fertilize the pasture field and the cattle’s solid waste will be used as raw materials by the fertilizer factory such that all wastes will be recycled, which we refer to as the AYC development project.

However this AYC development plan was disrupted and put on hold during mid-year of 2018 when the Government imposed an additional environmental regulation requiring the construction of a mash gas plant before the permit of the cattle farm could be issued. Although the Mash gas plant will be paid by the Government under subsidization program currently available to the project, it will take a further 12 months or more for construction, such that the Company decided to lease out the AYC development project’s property situated on land of 25 Mu to an unrelated third party whilst the Company evaluates other business opportunities and options that may allow better financial returns to the Company in the meantime.

HSA produced over 50,000 MT of organic fertilizer and organic mixed fertilizer in 2016, which was reduced to 24,448 Mt in 2018 (a decrease of 59.25%) primarily due to (i) the production of the fertilizer in HSA being affected in the second half of 2017 by the ongoing construction work of cattle station during the year and (ii) the retrofitting of the fertilizer plant to accommodate the application of cattle waste as the main source of raw material versus chicken waste as its main product source. By Q4 2017, HSA’s production lines were back to online. Organic Fertilizer generated sales of 15,105 MT in 2018 from 15,334 MT sold in 2017. Organic Mixed Fertilizer, generated sales of 14,638 MT in 2018 from 9,042 MT sold in 2017.

Cattle farms (MEIJI) division

The business division Cattle Farms, or MEIJI, refers to SIAF’s cattle rearing operations in Jiangmen, Guangdong Province. Revenue for fiscal year ended December 31, 2018 was $29.56 million, or 29.96%, of the Company’s total sales of goods revenue of USD 141.67 million in the same period. Gross profit for the Cattle Farm (MEIJI) division for the 12 months ended December 31, 2018 was $4.29 million, or 19.81% percent of the Company’s total gross profit on sales of goods of $21.65 million in the same period.

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

AYC is traditionally a high-end market in China, as it is mainly sold in higher end markets (i.e. its 2016/2017 average of wholesale price was between RMB70 to RMB78/kg (live weight) while the average of other (western origin breed beef) cattle like Angus, etc. was between RMB36 to RMB 48/kg (live weight). We are anticipating that the AYC situation is rapidly changing, though, owing to urbanization and rising incomes, the rising demand for such quality beef, such that we foresee that eventually, locally grown and produced high quality beef from local breeds like the AYC will establish its “Brand” and market niche, returning premium prices in China similar to how many locally bred Japanese Cattle found their market niches in Japan that are not be affected by the supplies of imported beef.

Initially (as demonstration farms) these farms were going smoothly rearing and fattening mainly the western origin beef cattle (“WOBC”) breeds (i.e. Angus and/or Simmental) similar to cattle fattened at SJAP until the adverse impact caused by said relaxed importation of cattle from other countries that reduced the activity of the fattened WOBC and to grow more AYC. However, although the domestic prices of the AYC were not being affected by the imports, they do have much lower growth rates due to their small stature and in turn reduces these farms’ sales revenues based on volume yet make up the difference on their return on gross profit as evidenced in 2018 for gross profit of $4.29 million derived from sales of $29.56 million when compared to 2016 for gross profit of $1.54 million derived from sales of $29.84 million of WOBC.

Presently, these farms are carrying on with the growing and fattening mainly AYC.

Plantation (JHST) division

The business division Plantation refers to SIAF’s produce production, situated at Enping City, Guangdong Province. Revenue for 12 months ended December 31, 2018 was $3.61 million or 2.56% of the Company’s total sales of goods revenue of $141.67 million in the same period. Gross profit for the plantation division for the 12 months ended December 31, 2018 was $0.52 million, or 2.4% percent of the Company’s total gross profit for sales of goods of $21.65 million in the same period.

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

Our plantation experienced very heavy wet seasons for more than 4-5 years (2013 to 2017) requiring the Company to combat and treat diseases and related problems continuously during the period, but by 2017 had exhausted all various means to recover and to revitalize the HU plantation. With continued wet conditions experienced over the past years, damage to the soil and plant roots has increased disease problems to the HU plantation affecting its overall yield as well as quality of harvested flowers Even though new plants were being planted each year increasing the area of planting by over 900 Mu to a total of over 1700 Mu with the intent to increase productivity, proportionately, the outcome has fell well short of intended results. Furthermore, poor soil and weather conditions adversely affected the quality of the HU flowers products which caused a significant drop in selling prices (i.e., there was no sales of the fresh HU flowers decreased in 2018 while that of dried HU flowers decreased from $5.19/kg in 2017 to $4.93/kg in 2018). At the same time, the regional farmers suffered the same fate that we could not buy enough fresh flowers from them to dry to maintain the sales of dried flowers. Therefore, due to deteriorating conditions recurring in the HU sector, the Company is reviewing the following options with the hope to remedy the situation.

One of the plans of JHST was to plant other cash crops to provide an alternative source of income for the plantation. Immortal Vegetable (IV) plants have properties that some believe induce good health. The Company has processed these into small herbal tea bags - selling them as organic herbal health tea. Laboratory test results show that each kilo of fresh Immortal Vegetables contains 0.58 gram of selenium, which adds value to their sales. As of the 2015 season there were 70 Mu designated for growing immortal vegetables on the plantation, however sales of this products did not reach targeted levels such that in 2017 the Company maintained only a small plot of about 10 Mu for growing IV. We did not sell any dried IV tea in 2017, but we kept over 20,000 Kg dried IV tea in inventory planning to relaunch its sales by one of the country’s top e-commerce operators in 2018 that will involve (a) Repackaging the products by a well-known and reputable health food processor and promoter into three separate and different health products with each product reflecting its own health property instead of an all-in-one application like had been, previously, (b) To promote the product under one of China’s best brand names of health herbal products. Our herbal health tea products (“HHTP”) have been accepted by one of their franchisees during March 2018, and, as such, we are working on trials with the processor over the coming months to start launching the HHTP onto an e-commerce platform targeting Q3 2018 depending on the successful outcome of the trials to meet various marketing markers, satisfactorily. If HHTP is launched successfully, there is good potential for JHST’s plantation to generate sustainable high sales revenues and profit from 2018 onward because the IV are very durable plants with strong disease resistant characteristics having good growth rates producing 5 yields per year (average of 50 MT of fresh produce/acre/year) at a reasonable cost of production averaging at RMB1000/MT or the equivalent of RMB 50,000/acre. Practically speaking, the whole plant (that is, the flowers, leaves, sterns and roots) can be dried into the HHTP averaging 5 MT of HHTP/acre/year. We are targeting to plant about 15 acres in year 1 (starting from Q3 2018) to process into 75 MT of HHTP to generate direct farm sales (excluding marketing and other associated sales revenue and costs, etc.) up to RMB45 million/year 1 (or the equivalent of $7.2 million) at about a 70% gross profit margin. If successful, it will enhance revenue and profit by more than 200% of JHST’s annual sales revenue and gross profit generated in FY2018.

In March 2018, JHST signed two growing contracts that have stable pricing conditions: (1). With a herbal plant oil processor to grow 50 acres of plants called “Pogestemon Patchouli” (“PP”) for processing into a type of natural aromatic oil that has experienced a good market in China. 50 acres of trial will be run this year but can be expanded to 150 acres next year if proven successful. It is estimated that the 50 acres of PP will generate sales revenues over $1 million with 50% gross profit margins based on two harvests for the year 2018; and (2). To grow 200 acres of Passion Fruit for a Juice Manufacturer from 2018 to 2020 for 3 years initially estimated to produce around 2,400 MT of fruit/year contracted at RMB 8,000/MT (or $1,280/MT) to generate over $3 million in sales revenue. The combination of both fruits and PP will enhance revenue and gross profit to JHST that again will exceed its performance of FY2018, if their outcomes prove successful.

Unfortunately the typhoon during Q3 2018 has destroyed much of the winter cash crops, which reduced JHST’s performances in Q4 2018 and in turn reduced 2018’s annual revenue and incomes by 22% and 62.5% respectively compared to 2017. At the same time the typhoon also destroyed the newly planted herbal PP plants and the passion fruit trees delaying their development. Currently as at the beginning of Q2 2019, management of JHST is still evaluating JHST’s overall prospects yet it has not yet come up with any conclusive plans needed for JHST.

Marketing & Trading Division

Revenue for 12 months ended December 31, 2018 was $68.45 million or 48.5% of the Company’s total sales of goods revenue of $141.67 million in the same period. Gross profit for the plantation division for the 12 months ended December 31, 2018 was $7.18 million, or 33.16% of the Company’s total gross profit for sales of goods $21.65 million in the same period.

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

Over the years this division has developed many reliable suppliers and supplied sources that are supplying quality foods to our trust-worthy customers / agencies. Therefore it is within reason to assume that this division will eventually become an effective and major revenue drive of the group once when some of the financing plans will have materialized to allow more working capital being employed in the division.

Overall in 2018 this division achieved average gross profit margins of 11% for the trading of seafood and 10% on the trading of beef from selling imported goods to its sales agencies to distribute in China based on an averaged mark-up of 12.5% on cost of goods sold excluding the cost of import duties, value added taxes and local associated charges etc. that were paid by respective agencies. This kind of gross profit margin will be increased when the Company will be in the financial position to afford to buy directly from the fishermen and to sub-contract the value added processors to process the seafood directly.

Project Development Division

The project developments (or Technology engineering consulting and services) work are carried out by CA on aquaculture related projects and by SIAF on non-aquaculture projects:

Introduction

The Project Development division earns revenue by providing turnkey project management and engineering services today mainly within aquaculture. Project development revenue for 12 months ended December 31, 2017 was $16.99 million or 8.57% of the Company’s total revenue of $198.17 million (derived collectively from $181.12 million in Sales of goods and Project Development of $16.99 million) in the same period. Gross profit for project development for the 12 months ended December 31,2018 was $3.42 million or 17.42% of the Company’s total gross profit of $19.63 million (derived collectively from $16.21 million of Sales of goods and Project development of $3.42 million) in the same period. All project development activity for the year was carried out through Capital Award for its unconsolidated investee, Tri-way.

Historical events:

Historical Information and status of CA’s consulting and engineering service are shown in the table below:

Number	Year	Name	Stage of completion
1	2010	Fish Farm 1 (JFD)	Completed and acquired by SIAF
2	2011	Fish Farm 2	Under expansion by Tri-way
3	2011	Cattle Farm 1 (JHMC)	Completed and acquired by SIAF
4	2011	Prawn Farm 1 (EBAPCD)	Completed with hydroponic farm to go
5	2011	Prawn Farm 2 (ZSAPP)	Under expansion by Tri-way
6	2012	Cattle Farm 2 (EAPBCF)	Completed
7	2012	Wholesale Center 1 - Guangzhou (APNW)(Phase 1 & 2)	Completed
8	2012	Central kitchen, distribution network, signature restaurants	Completed
9	2014	Zhongshan New Prawn Project (ZSNP)	Commencing construction
10	2014	Wholesale Center 2 - Shanghai (APNW) (Phase 1)	Completed
11.	2016	Aqua-farm 4 & 5 of the (ZSNP)	90% completed under Tri-way’s direction

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

Aquaculture Project Development

Engineering consulting and services provide a comprehensive range of services in the field of aquaculture. These include research and development, brood stock supply, nurturing of fish fingerlings and prawn post-larvae as well as growing of fish and prawns, engineering designs and planning of farms and associated operations, technology and related implementation, supervision, training and conducting trials, management of farm operation and construction, supply of plants and equipment, training of maintenance and operational services, sales, transportation and marketing of fish and prawns, as well as financing. The Company’s management team and staff in Guangzhou conduct the engineering and consulting work. The Company directs the scope of work so that building subcontractors deliver projects efficiently and cost effectively. Using locally manufactured equipment, parts and components customized to the Company’s proprietary designs and engineering specifications, production costs for machinery and facilities are far lower compared to foreign aquaculture systems. The Company believes that it delivered the first indoor re-circulated aquaculture prawn farm in Asia.

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

2017 Research and development (R&D) works on technologies and associated future developments

The Mexican White Prawns (MWP)

During Q4 2017, CA started the construction and development of an indoor APM-RAS experimental farm (“MWEF”) at Enping’s Aqua-farm (1) (or FF1) for the growing of Mexican White prawns (“MWP”) which is a salt water spices of prawns grown mostly in China or other countries in open dams and channels that have access to sea water. However, due to the rapid growth of industrialization and the increase of prawn growing farms over the past years, pollution has been affecting the quality of sea water in terms of increasing diseases and other associated problems to the MWP industry, thus, reducing the economic viability of the prawn industry by reducing its productivity. The aim of the MWEF is to achieve the growing of MWP economically and commercially in stable environmental conditions supported by economic sustainability so that they can be developed at a lower capital expenditure and returning on capital investments within a reasonable period of time (targeting within 18 to 24 months).

Our teams (including some newly recruited technicians and experts) are working diligently on the project having already overcome various problems in construction and associated preparation work on growing MWP, expecting to stock prawn fingerling (PL7days) within the 1st week in April 2018 and if all goes according to plan, are anticipating harvests to begin taking place 7 weeks later (beginning of June 2018) for the smaller sized prawns (i.e. 50/60 pieces/Kg) and final harvest on or before end of June for the larger sized prawns (i.e. 20/25 pieces/Kg). This MWEF is being constructed on a 1000 m2 surface area that has 4 grow-out tanks (to contain 480 m3 of water, collectively) with each tank to have 120m3 of water that is being recycled and serviced by 2 tanks (each of 25m3) that have inbuilt filtration and water treatment systems aiming to produce 3Kg of small sized prawns/m3 of water within 7 weeks and 6Kg/m3 of larger sized prawns within 10 weeks. This production aims to enhance harvests by approximately 3,000 Kg (or 3 MT) per harvest (15 MT/year) of larger sized prawns based on 5 harvests per year. In 2017, the average of wholesale prices of (MWP) prawns is RMB50/kg for small sized prawn and RMB150/Kg for larger sizes. This will mean that there will be RMB2.25 million sales revenues generated per year per 1,000 m2 of developed floor area. We are optimistic to achieve this milestone of securing sound fundamentals for the growing MWP in high salinity water in China under our APRAS system. Up to the end December 2018, at AF1 we had conducted 5 trials in growing MWP in high salinity water (up to 26/1000) with mixed results. We had three trials associated with high mortality, low yield and disease problems, one trial affected by heavy minerals in the water and the final trial with good results where 85% of MWP reached an average body weight of 25 gram per piece during a grow-out period of 100 days from 10 days old where the quality of the MWP were excellent and had a great natural taste.

Although the final trial’s result was encouraging, the Company’s desire to develop and construct a production plant on 100 Mu of land next to AF1 using green-house construction systems has been put on temporary hold until such time that the Company improves its cash-flow.

•	The Fresh Water Prawns (BJP)( M. Rosenbergii) & AF4/AF5

During 2017, the Aqua-farm (4) (“AF4”) at the Mega Farm Project tried to grow multiple batches of Fresh Water Prawns (“BJP”) in commercial quantity (i.e. stocked over 1 million fingerling (of PL24 days) per APM tank of 200m3 of water to nurture the fingerling up to 54 days old supported with 4 other APM tanks for further grow-out up to 18 weeks old) but did not obtain optimal results mainly due to the BJP having not reached their desired size on schedule, with the majority of them not showing any further growth occurring after week 12. As such, AF 4 had to alter its plan of growing mainly BJP to growing fish (i.e. Jade Perch, Silver cods and other mixed fish) within some of the APM tanks in order to maintain a certain level of productivity at the farm. In conjunction with this exercise, AF4 had to develop 800 Mu of open dams (“ODRAS”) that were built using CA’s 2nd generation open dam recirculating aquaculture systems) to grow fish to certain sizes before they were transferred to the indoor APM farm for final grow-out, and allow the transfer of the 12 week old BJP grown in the indoor APM tanks to be moved to the ODRAS dams for further grow-out in a larger area.

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

In fact, the operation of AF4 (Production factory 1), the operation of AF5 (Production factory 2) and the open dams at the Mega Farm Project had a poor start and performed badly in 2017. During the first half of 2018, we incurred debts over RMB 30 million due the followings events and reasons:

(i). Unsuccessful management coordination resulting in low productivity and sales of products.

(ii). Over spending on capital expenditure on Phase (1) of the Mega Farm Project which exceeded the original budget of US$50 million by more than 60%.

•	As a result, it limited cash-flow to support the needs of working capital that affected the overall production and sales.

•	And as a result, there were not enough funds to complete some of the supporting facilities needed by the APM farms (i.e., the external filtration systems, lighting, electrical wiring, external drainages for waste water and connection and fitting for the supply of fresh water etc.), supporting external water dams and waste water treatment dams, the heating facility and part of the internal filtration systems that made it difficult for the farms to carry out their production efficiently.

(iii). AP4 and AP5 are the biggest AP farms that the Company built and the Company did not have a sufficient management team to support their production operations; most of the newly recruited APM farm management personnel & workers did not have the knowledge and experience with the APRAS technology and systems and as a result, there were many mistakes made during their learning curve affecting the farms’ production.

(iv). The two APM farms are the biggest indoor farms that we have ever built, and we didn't have enough experienced personnel to support their operation; and managers of other smaller sized APM farms could not work with the Mega Farm’s top management or his team under his management.

(v). The production operation of the AF4 and AF5 started prematurely before all the completion of their construction & development works leading to the situation that, at times, the property management team of the Mega Farm Project gave direction to the farm production operation teams resulting in wrong decisions that caused many mistakes.

(vi). Guangzhou experienced a very hot summary in 2017 that killed and retarded many stocks in the open dams and one of the big typhoons during August 2017 caused flooding that washed away hundreds of tons of fish and prawns in the open dams that would have been ready for harvest in September & October of 2017. Also, the extremely strong Typhoon in September 2018 caused power stoppage that killed hundreds of tons of stock including some valuable brood stock.

•	By May 2018, our CEO & teams (the “Team”) at head office took the following actions:

1.	Stop all production & operation of all farms (covering both in-door APM farms and open dam farms).
2.	Sell off most inventories in all farms.
3.	Trim down its work force by 85% or more from 155 persons.
4.	Trim down all operational expenditures of the farms
5.	Stop all capital expenditure of the MFP
6.	Reorganize the management team
7.	Form a selective team to start talking to the creditors.

•	By July 2018 the Team managed to rectify the following:

1.	All open dam operations stopped with about two tanks of stock remaining in the APM farms.
2.	There were just 20 workers remaining at the farm complex.
3.	Closed the operation at the head quarter office at Zhongshan City.
4.	Cut down the Mega Farm’s monthly expenditures from RMB1.5 million/month to within RMB 450,000/month.
5.	Cut off more than 95% in capital expenditure spending.
6.	Temporary clamming down many creditors and reduced the Mage Farm’s debt of RMB 30 million to just under RMB 21 million financed by other Segments of operation and loans granted by friendly third parties.
7.	Starting to look into the revitalized plan of the MFP.

•	By August 2018, the Team initiated the interim direction of the MFP aiming to achieve the following objectives & directions as soon as possible:

1.	Production of the APM farms are the most important fundamentals and it will not mean anything if that cannot be achieved within a short space of time considering that the Mega Farm Project still has a monthly operational expenditure of RMB 450,000/month excluding depreciation & amortization and the Research and Development (R&D) Team monthly wages and expenses are adding an extra (RMB 230,000 to RMB 240,000/month) making the total operation expenses at RMB 690,000/month collectively.

2.	Must develop an operational team that can work effectively and cohesively for the benefit of the Company without fraction among one another and be friendly with one another to help each other to develop efficiency and proficiency as a team that can be relied upon. The Team must be able to work hard, relentlessly and diligently under the Chinese farming customs and practice that is a 24/7 hours per week such that management must keep that in mind and organize their respective roster schedule accordingly.

3.	All management must try to do all interim retrofitting, remodeling, and reconstruction work at the lowest cost as possible and to use whatever is available from inventory without having to buy more new plants and equipment, materials and parts and component etc. The moral of the spirit is that no matter how hard and difficult, the priority is production that must be made to happen, and watch every penny that needs to be spent and don't spend any unless it is absolutely necessary.

4.	To have all production sections find some extra-funds (whether from its own savings or from friendly investors) to support part of the working capital and capital expenditure needs during the interim periods. In this respect, the past attitude of looking at hand - out from the head quarter is definitely out.

5.	There is no borrowing unless production will have the ability to repay the borrowings satisfactorily.

6.	All production must be profitable ultimately within schedule; and any mistakes (if any) must be rectified within the shortest time possible and repetition of the same mistakes will not be tolerated.

7.	A suitable program in "Award and Penalty" must be formulated to provide incentives to all working teams.

•	By end August 2018 the Interim Revitalization Plan was formulated and put into motion.

The revitalization plan has the following basic fundamentals:

Essentially, the current Mega Farm Project has two major divisions: (i) the Property Management division and (ii) the Production division:

•	The Property Management division is managing the properties of the Mega Farm Project by leasing out all of the land either to external operators or internal divisional operators at rental fees according to leasing market values (includes the open dams, in-door APM production factories and plantation land, etc.). This division supports the leases with basic maintenance, security and supplies of utilities, etc.

•	The Production division will have the following subdivisions:

At AF4 (Factory 1)

1.	Fish fingerling production
2.	Mexican White Prawn (“MWP”) production
3.	Research and Development (R&D) and Bio-security Operation.

At AF5 (Factory 2)

1.	Nurturing of fish fingerling
2.	Grow-out fish or MWP.

At the end of December 2018, the early winter of the Guangdong districts slowed down the revitalization programs planned for AF4 and AF5 due primarily to the external supporting facilities (i.e. water holding dams, waste water treatment dams, external disinfection tanks and proper heating facilities etc.) were not completed. As such, the revitalization plan of these two farms will be delayed until such time as the supporting facilities are completed and working efficiently. In the meantime, operations on a small scale are being carried out in both AF4 and AF5 with the aim of slowly recruiting the right personnel to move ahead after the spring of 2019.

•	R&D work and development the 3rd generation ODRAS.

During Q1 2017 CA acted as the turnkey contractor to Tri-way’s Aqua-Farm 3 (formerly, PF2) helping it complete the construction and development of a 150 Mu open dam farm (with effective production dams totaled to 90 Mu) using its 3rd generation ODRAS technology and system (ODRAS (3G) Farm 1) at a sea-shore property in YangJiang district of Guangdong Province (the “YangJiang Farm”) to grow Mexican White Prawns (MWP). This farm started operation in Q2 2017 and by the end of Q4 2017, it produced over a 9 month-period a total of 600 MT of small to large sized MWP generating sales revenue of RMB7.2 million (or $1.152 million) representing an average yield of 6 MT/Mu/9 months/3 harvests (annually yielding 8 MT/Mu) on 100 Mu of net-effective grow-out areas. This farm was operating smoothly in 2018; however, its productivity was not as high as anticipated (i.e. current figures show 5 MT/Mu/year instead of the planned 8 MT/Mu/year). This was due mainly to the inconsistent quality of the sea water over the year affecting the growing conditions in the open dams; as a result, we could not restock at the planned frequencies thereby reducing the productiveness of the farm.

On December 2017, CA also acted as a turnkey contractor to AF3 starting the construction and development of ODRAS (3G) Farm 2 on 186 Mu of land located opposite to AF3’s old open dam farm’s property at Shenwan Town, Zhongshan City, Guangdong Province. ODRAS (3G) farm (2) is expecting to start production operation within April 2018 targeting annual production to exceed 1000 MT (annually yielding 8 MT/Mu) on net-effective grow-out area of 130 Mu. Up to date the farm is doing better than Yangjiang farm and on target (to get 8 MT/Mu/Year) judging on its harvest during Q2 2018 due to its location where there are good sources of water underground for supply of both salt and fresh water.

AF3’s old open dam farm’s property located at Shenwan Town, Zhongshan City, Guangdong Province was originally 390 Mu that had been expanded to 600 Mu in 2016 and among which 350 Mu are still operating on its old ODRAS systems, wherein 250 Mu was retrofitted into ODRAS (2G) using CA’s 2nd generation ODRAS technology and systems, starting production in Q2 2017. It is the intension of Tri-way to retrofit the original 350 mu farm into ODRAS (3G) within 2019, again dependent on when Tri-way will secure long-term financing. Up to date AF3 didn’t retrofit the 350 Mu due to limited funds allocated for capital expenditures such that these dams were stocked with mixed fish (i.e. mainly fresh water Carp species and other low priced fish with constant demands and stable prices).

At the same time since 2017, CA has been servicing groups of farmers aiming to develop some of their properties (estimated over 600 Mu collectively) in nearby regional districts as well as over 400 Mu of land next to ODRAS (3G) farm (1). In so far only a fraction of the land (up to 200 Mu) has been developed in 2018.

During 2017, CA improved its designs in ODRAS (3G) technology to have more frequencies in water flows, smaller sized grow-out dams (i.e. average of 6 Mu per dam reduced to 2.5 Mu) that will reduce energy costs by having the dams covered by greenhouse designed structures shaded by trees in between to act as wind breakers and weather adjusters that we think will be very adaptable in southern China to grow both MWP and BJP. These ODRAS (3G) farms can be built at 1/3 of the price of the MWP Farm (1) mentioned earlier for approximately RMB700/m2.

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

On 12 November 2008, Tri-way Industries Limited entered into a Sales and Purchase of Technology Master License Agreement with the inventor of a patent, Mr. Shan Dezhang, concerning the sale and purchase of the master license rights of a patent registered in China under the name of “Zhi Wu Jei Gan Si Liao Chan Ye Hua Ji Qi Zhi Bei Fang Fa”, with patent number ZL200510063039.9.

The patent relates to methods of processing plant straw into animal fodder and industrialization of product of plant straw fodder. Under the agreement, Tri-way Industries Limited is licensed to use and to license others to use the secrets, copyrights processes and other intellectual property rights associated with the patent in any territories in the world free from all encumbrances with all rights to the patented intellectual property and related brand and label as provided under the laws of China. The total purchase price of the patent was USD 8,000,000, to be paid in several installments. As Tri-way Industries Limited is not a Chinese company, relevant Chinese authorities must, under applicable Chinese law, approve the assignment. The patent assignment has not been registered. Consequently, under Chinese law, the patent shall not take priority over the interests of third parties who are in good faith.

On 15 May 2009, Tri-way Industries Limited (as licensor) entered into a sub-license agreement with SJAP (as licensee) concerning the sub-licensing of the above-mentioned patent (ZL200510063039.9). The license period is 50 years, and the annual license fee is stipulated at USD 450,000. However, as effective patent protection for the patent is 20 years, the excess part of the term is void under Chinese law. The contracting parties of the aforesaid sub-license agreement have never performed the terms of the said agreement and no payment has ever been made by the licensee to the licensor. The parties have no intention to perform the sub-license agreement, and the contracting parties have terminated the said agreement accordingly.

Rights to this technology has been transferred to HSA by SIAF after SIAF obtained it, as well as other assets, in exchange for assumed liabilities of Tri-way as a result of the carve-out.

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

Of the five Chinese joint venture project companies which are CJVs or EJVs, four are CJVs (JFD, JHMC, JHST and SJAP) and one is an EJV (HSA).2

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

The Company engages in projects based on consulting and service agreements (as described under “Consulting and Services Agreements” below), whereby the Company can choose whether the cooperation shall continue under a consulting and service agreement or be acquired by the Company.

Consulting and Services Agreement

Consulting and service (“C&S”) agreements are important for the operation of the Company’s subsidiaries and partners. Only the Company’s subsidiaries SJAP and HSA do not and have not operated under C&S agreements.

Initially, agriculture and aquaculture investors invite the Company to act as a developer and project manager of an agribusiness or food-related project. If the management of the Company sees the proposal as interesting, the Company carries out an in-depth study of the target company including legal due diligence, business plan, budget and projected financial information. The Company makes the decision through a resolution of the Board of Directors. If the Company determines to proceed, the Chinese investor forms a private Chinese company dedicated to the project and the parties sign a C&S agreement.

The Company acts as the project manager providing turnkey services to the Chinese developer of the project, meaning that the Company builds the project using its technology, systems, know-how, and management expertise and systems. As such, the Company’s expenditure in the project includes the Company’s own administration and operational expenses provided for and incurred in the project (charged and recorded under the Company’s general and administrative operation expenses), which are billed to the Chinese developer. All other development expenditures (inclusive of the Company’s subcontractors’ and sub-suppliers’ costs and the Company’s marked up profits) are billed to the Chinese developer who will pay accordingly.

When the C&S Project Company initiates production the Company acts as the sole marketer of food products and as the supplier for the C&S Project Company under the terms and conditions of the C&S agreement. The Company acts as the selling supplier and buying wholesaler to the company supplying items such as feed, young cattle, and RAS technological components and buys mature prawns, sleepy cod, eels and live cattle. The Company earns a gross profit of between 10-15% based on the C&S Project Company’s revenue on this exclusivity.

The C&S Project Company will remain wholly-owned by the Chinese developer until the Company exercises the acquisition option and subsequently converts the company into an SFJVC where the Chinese investor remains as a minority shareholder. The acquisition price is normally determined in accordance with the book value of the Chinese company as of the acquisition date. Consideration will normally consist partly of cash and partly of project loans owed by the Chinese investor, which offset and decrease the purchase proceeds in the corresponding amount. Generally, the agreements that the Company has entered into governing the formation of the unincorporated companies into SFJVCs do not regulate the maturity date for the formation of SFJVC. The date for the formation of the SFJVC is generally left to the discretion of the Company, based on the development and profitability of the relevant project.

2 According to the official documents of the Company’s Chinese subsidiary JHMC, the registered capital of such subsidiary is USD 2 million that was paid in full by year ended 31 December 2014. As of the date of this Annual Report, MEIJI, a subsidiary of the Company, has contributed USD 400,000 of the subscribed capital, whereas USD 1.6 million of the subscribed capital has not been paid. Moreover, according to the official documents of the Company’s Chinese subsidiary HSA, the registered capital of such subsidiary is USD 2.5 million and shall be paid in full no later than 18 July 2013. As of the date of this Annual Report, MEIJI, a subsidiary of the Company, has contributed USD 865,000 of the subscribed capital, whereas USD 234,500 of the subscribed capital has not been paid by the Chinese owner. The aforementioned deadlines can be re-arranged by all the promoters. If no new deadline is agreed upon, failure by MEIJI to make full payment may lead to the other promoters making full payment of the capital contribution on MEIJI’s behalf and requesting MEIJI to compensate for their payment and losses.

As of the date of this Annual Report, the Company has entered into ten C&S agreements. A portion of the C&S agreements contain an acquisition premium clause, in which the accumulated C&S project development fees billed by the Company will be paid in addition to the equity book value at the time of acquisition. In the event that either of the investors decides to sell all or part of its equity in the SFJVC to any third party, a portion of the agreements require the selling investor to obtain prior consent of the other investor before such sale and to grant the right of first refusal to the other investor on the like terms for the intended sale.

As of October 1, 2016, when Tri-way became the developer and operator of all fishery C&S Projects formerly under SIAF, CA’s new role is one of turnkey operator appointed by and working on behalf of Tri-way.

Land leases

Private ownership of land is not permitted in China. Therefore, the Company leases land that is either collectively owned land or state owned land, through land use rights. Corporate entities and individuals may own the property (buildings) erected on the land.

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

License Rights

Through the past 10 years (from 2007 to present) the Company has improved and modified the Recirculating Aquaculture System (“RAS”) originally pioneered in Germany into a unique system designed for indoor systems referred to as A Power Module (“APM indoor”) and an outdoor module called open dam RAS (“ODRAS”). We provide two types of licenses under this technology namely, a Developer License permitting a fishery project license to utilize the technology in its design of the APM indoor or ODRAS farms, and an Operator license permitting the use of APM-indoor or ODRAS technology at their respective farms. Each license is granted a 50-year term per assigned module unit for a one-time fee of $50,000 per license, that is a $50,000 fee for rights to the Developer license and a $50,000 fee for rights to the Operator license for 50 years per developed module.

On November 12, 2008, the Company’s subsidiary TRW entered into an agreement with the inventor of a patent, Mr. Shan Dezhang, concerning the sale and purchase of the master license rights of a patent registered in China with patent number ZL200510063039.9.

On May 15, 2009, Tri-way (as licensor) entered into a sub-license agreement with SJAP (as licensee) concerning the sub-licensing of the above-mentioned patent (ZL200510063039.9). For further information on the aforementioned agreements, please refer to the section entitled “Intellectual Property Rights” above.

Carve-outs

The Company has announced that it has begun the first of three or four contemplated divestitures. The Company is currently exploring various opportunities for reorganizing or restructuring some of its current assets into new companies by means of mergers and/or acquisitions with the aim to establish higher independent fair market values for said companies (or respective related assets) by either listing each of said companies on a suitable stock exchange or selling them in a receptive market (or to a receptive buyer) The first carve-out (Tri-way) is comprised of aquaculture operations. The new company holds one single share class and shall conform to corporate governance standards assigned by the Hong Kong Securities and Futures Commission as well as the potential Stock Exchange targeted for its listing. The Company’s aquaculture operations, namely the C&S Project farms are, as follows:

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

Establishing the proposed new company would in management’s view expedite the attainment of several of the Company’s strategic objectives:

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

As a result of the carve-out, Tri-way, as of October 1, 2016, is now categorized under SIAF as an investor in associate status from its original categorization as a SIAF subsidiary. Prior to the carve-out, Tri-way had assumed 100% holdings in JFD (previously, a 75% owned subsidiary) on August 16, 2016. Subsequently, Tri-way has merged/acquired in exchange for equity, all C&S farm projects and their respective assets.

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

Economic outlook in China

China’s economy is at present second only to that of the United States. China's economy is expected to expand 6.2 percent in 2019 from 6.6 percent in 2018. Growth has slowed somewhat following government efforts to try and rein in high levels of debt. China has started feeling the effects of the trade war with the United States, which has resulted in new tariffs on more than $250 billion of Chinese exports. Based on the World Bank’s classification, China has had a remarkable period of rapid growth shifting from a centrally planned to a market based economy. Today, China is an upper middle-income country that has complex development needs.

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

China’s increasingly important position in global agricultural markets followed decades of gradual growth in domestic food production and consumption. After the introduction of market-based reforms in 1978 that included the elimination of the collective production system and relaxation of government direction over certain farmer production and marketing decisions, Chinese agricultural output grew significantly. Between 1978 and 2008, China almost doubled its production of grains (rice, wheat and corn) and quadrupled its production of meats; the production of fruit and milk was about 30 times greater in 2008 than in 1978. During these three decades, population growth of about 1 percent annually, coupled with annual per capita income growth of eight percent, fueled a large increase in demand for more and higher-value agricultural products, especially by China’s large and growing middle class. China’s rapid growth in food consumption was largely met by domestic production growth, enabling it to remain self-sufficient in most major commodities.

3 OECD: PSE is defined as the estimated monetary value of transfers from consumers and taxpayers to farmers, expressed as a percentage of gross farm receipts (defined as the value of total farm production at farmgate prices), plus budgetary support.

China’s support for agriculture

China’s government support for agriculture is low compared to that of developed countries, such as the United States and European Union, but in line with that of other rapidly growing economies, according to USITC. As measured by the OECD’s PSE3, the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose during the period 2008-2010. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to USITC. Government support to China’s agricultural sector indicates that Chinese policymakers are placing a renewed emphasis on the rural economy. Indirect support, in the form of general services, is very high relative to similar support programs in other countries, due largely to investments in agricultural infrastructure. General services include modern research and extension services, food safety agencies, and agricultural price information services, most of which provide benefits to producers and consumers throughout the economy. Compared with direct payments to farmers, general services support is less production-distorting to the sector.

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

The market for aquatic products and aquaculture in China

The information in this section regarding aquatic and aquaculture, including graphs, is taken from the USDA’s GAIN Report Number: CH12073 per 12/28/2012 unless otherwise stated.4

Total Aquatic Products Production

China has the world’s largest aquatic production and its market share of the world’s fish production has risen from 7 percent in 1961 to 37 percent by 2012. China alone accounted for 62.5 percent of the aquaculture production in the world by volume in 2015. Aquaculture represents more than 71.9 percent of the total fish production in China. Total 2015 aquatic production in China increased 4.38 percent to reach 47.9 million tons, compared to the 45.8 million tons in 2014, per the FAO.

4 Definition of terms: China’s definition of aquatic products includes both cultured (farm-raised) and wild caught products; aquatic products include fish, shrimp/prawn/crab, shellfish, algae, and other. Aquatic catch production is total volume of both fresh and seawater wild caught aquatic products; Aquaculture production is the total volume of both fresh and seawater cultured (farmed) aquatic products. This report will use Chinese terminology to maintain consistency between Chinese statistics and product categories. Total aquatic trade statistics below do not include fishmeal.

China is the world's largest aquatic products producer & consumer

- China's domestic economy grew steadily, GDP growth in the first half of 2016 was 6.7% year-on-year, the contribution rate of final consumption expenditure to economic growth is 73.4%.
- China's aquaculture market is huge and the scale of the aquaculture industry is growing steadily.

Steady growth of the domestic economy

GDP

Nominal GDP
Expected to increase from RMB 67.7 trillion in 2015 to RMB 92,3 trillion in 2020, with a compound annual growth rate of 6.4%

Urbanization rate
expected to increase from 56.1% in 2015 to 59.9% in 2020

PCDI
Per capita disposable income is expected to increase from RMB 31,200 in 2015 to RMB 45,500 in 2020, with a compound annual growth rate of 7.9%

Per capita consumption expenditure
Estimated per capita consumption expenditure will increase from RMB 21,400 in 2015 to RMB 29,900 in 2020, with a compound annual growth rate of 6.9%

Scale and potential of Chinese aquaculture industry is huge

Fishery output value
RMB
100 million
12,000
10,000
8,000
6,000
4,000
2,000
0
CAGR 10.5%
4181
6752
11329
2005
2010
2015

10k tons
8,000
6,000
4,000
2,000
0
Aquaculture production CAGR 3.8%
4420
2944
3829
6700
4938
5600
7700
6000
2005
2010
2015
2020F
2024F
Total production
Aquaculture production

Source: *2016 The State of World Fisheries and Aquaculture, China Fishery Yearbook, China Agricultural Outlook Report* (2015-2024), Frost & Sullivan

China is the world's largest aquatic products producer & consumer

- China's domestic economy grew steadily, GDP growth in the first half of 2016 was 6.7% year-on-year, the contribution rate of final consumption expenditure to economic growth is 73.4%.
- China's aquaculture market is huge and the scale of the aquaculture industry is growing steadily.

Steady growth of the domestic economy

GDP

Nominal GDP
Expected to increase from RMB 67.7 trillion in 2015 to RMB 92,3 trillion in 2020, with a compound annual growth rate of 6.4%

Urbanization rate
expected to increase from 56.1% in 2015 to 59.9% in 2020

PCDI
Per capita disposable income is expected to increase from RMB 31,200 in 2015 to RMB 45,500 in 2020, with a compound annual growth rate of 7.9%

Per capita consumption expenditure
Estimated per capita consumption expenditure will increase from RMB 21,400 in 2015 to RMB 29,900 in 2020, with a compound annual growth rate of 6.9%

Scale and potential of Chinese aquaculture industry is huge

Fishery output value
RMB 100 million
12,000
10,000
8,000
6,000
4,000
2,000
0
CAGR 10.5%
4181
6752
11329
2005
2010
2015

10k tons
8,000
6,000
4,000
2,000
0
Aquaculture production CAGR 3.8%
4420
2944
5373
3829
6700
4938
7300
5600
7700
6000
2005
2010
2015
2020F
2024F
Total production
Aquaculture production

Source: 2016 The State of World Fisheries and Aquaculture, China Fishery Yearbook, China Agricultural Outlook Report (2015-2024), Frost & Sullivan

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

According to @2019 undercurrent news, China’s seafood imports increased by 44% to $12bn in 2018. In the twelve months to the end of December 2018, China imported CNY 787bn worth of seafood, according to Chinese customs data.

Aquaculture

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

World meat production was 323 million tons in 2017.5 Global trade in meat is projected to be 20% higher in 2027, representing a slowing down of meat trade growth to an annual average of 1.5% compared to 2.9% during the previous decade.6 Meat imports into Asia account for 56% of global trade, and poultry will constitute more than half of this additional import demand. China’s meat production reached 86.60 million tons in 2018, where total meat production in the United States amounted to 47.06 million tons in 2018.

With strong economic growth and the improvement of living standards, the demand for beef in China is rising.7 China’s animal feed market is projected to grow at a CAGR of over 16% till 2019.8

There are several other specific market drivers which underpin the increase in demand for red meat. One driver is the improved living standard in China which stimulates the growth of beef markets since beef often sells at a much higher price and traditionally has been more expensive than what most people can afford. Another is the fact that Chinese people’s dietary structure is becoming more diversified and reasonable, bringing larger amount of beef consumption since beef has nutritional benefits. Lastly, a gradual lowering of import taxes is likely to support sufficient supply of cattle.

Feed grain prices are projected to remain low during 2018-2027. The year 2017 was affected by numerous outbreaks of Avian Influenza (AI) around the world which resulted in a slower increase in world output. China, the second largest producer after the United States, was particularly affected by several outbreaks over the last years. Thus, China can expect a return to historical trend growth in poultry production from 2018 onwards. Globally, the share of meat output traded is expected to remain constant at around 10%, with most of the increase in volume coming from poultry meat. The projected production growth in developing countries remains insufficient to satisfy demand grown, particularly in Asia and Africa. As a result, import demand is expected to remain strong.9

5 Review of Recirculation Aquaculture System Technologies and their Commercial Application, Stirling Aquaculture, Institute of Aquaculture.

6 Food Outlook, FAO, November 2018

7 Research Report on Beef Import in China, 2019-2023

8 China Animal Feed Market Forecast and Opportunities, 2019

9 Meat - OECD-FAO Agricultural Outlook 2018-2027

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

Chinese people’s dietary structure becomes more diversified and reasonable, bringing larger amount of beef consumption:

At present, Chinese people are changing their diet patterns to higher and richer nutrition. From a nutritional perspective, beef not only contains high unsaturated fatty acids and high protein, it also has low fat and lots of nutrition, which makes it perfect for the healthy diet. Thus, in the future, beef is expected to replace some parts of the market shares in pork, chicken and other meats.10

The market for fertilizer in China

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

In value terms, fertilizer demand is expected to grow from over $195 billion in 2016 to over $245 billion in 2020.11 Faster value growth will be driven by strong demand for higher value multi-nutrient fertilizers. In addition, advances will be supported by continued growth in fertilizer prices as the cost of natural gas, oil, coal, and other raw materials continues to increase.

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

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East - which enable residents to afford more expensive food items - demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.12

In 2006, the central government started a program intended to partially compensate farmers for price increases in fuel, fertilizer and other agricultural inputs. In the case of fertilizers, government support is part of several separate programs targeting fertilizer producers, with cost reductions being passed along to farmers purchasing the input.

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

10 Frost & Sullivan: China’s beef market has great growth potential

11 Fertilizer Market Global Report 2017, Business Research Company

12 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

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

GOVERNMENT REGULATION

Regulation of M&A and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce (the “MOFCOM”), the State Assets Supervision and Administration Commission, the State Administration of Taxation (“SAT”), the State Administration of Industry and Commerce (the “SAIC”), the China Securities Regulatory Commission (“CSRC”), and the State Administration of Foreign Exchange (the “SAFE”), jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which became effective on September 8, 2006 and was amended on June 22, 2009. The M&A Rules include provisions that purport to require that an offshore special purpose vehicle formed for purposes of the overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

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

Regulation of Foreign Currency Exchange and Dividend Distribution

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (the “FX Regulations”), which were last amended in August 2008. Under the FX Regulations, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. On August 29, 2008, the SAFE issued a notice, Circular 142, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, the SAFE increased its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without the SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer cash or other assets from The Company and/or our other non-PRC subsidiaries into our subsidiaries in the PRC, which may adversely affect our business expansion and we may not be able to convert the net proceeds into RMB to invest in or acquire any other PRC companies, or establish other variable interest entities (“VIEs”) in the PRC.

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

Risks Related to Our Company

Subsequent to the Tri-way carve-out, the number of direct major customers associated with SIAF subsidiaries has been reduced.

Subsequent to the Tri-way carve-out, the number of direct major customers associated with SIAF subsidiaries has been reduced, with the concentration of major customers now handled through the SJAP and SIAF/CA’s import/export trading division (the “Corporate Division”) via its main distribution agent, Shanghai Virgo Trading Co. Ltd. (“Virgo”) such that a loss of business with Virgo will have an adverse effect on SIAF’s Corporate Division operational performance. The Corporate Division accounted for 8.2% of consolidated revenues during the fiscal year ended December 31, 2018.

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

As of December 31, 2018, we had net working capital of $175,208,848, including cash and cash equivalents of $4,950,799. Our capital requirements to accomplish our planned vertically integrated development and growth plan of our business are significant.

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

Our financial and operating performance may be adversely affected by adverse weather conditions, natural disasters and other catastrophes.

Our financial and operating performance may be affected adversely by epidemics, bad weather conditions, natural disasters and other catastrophes. Our HU plantation and Mega Farm is situated in Enping district and Zhongshan district which are subject to flooding, especially during the typhoon season (from July through September); for examples we lost many live fish and prawns grown in our open dam area of 450 Mu at the Zhongshan Mage Farm due to flooding in 2017 and again the same farm lost most of its fish breed stocks due to power stoppage caused by the typhoon; meanwhile, at Enping’s HU Plantation we lost all the winter cash crops planted during August 2018 and 50 Mu of nursery herbal tea plants and 200 Mu of passion fruit tree planted during Q2 2018.

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

However the RMB in 2018 is very sensitive to and influenced by its political situation with USA illustrated by its multiple changes in depreciation and appreciation against the US$ during the past year.

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

As mentioned above, on August 8, 2006, six PRC government agencies, i.e., MOFCOM, the SAIC, the CSRC, SAFE, the State-Owned Assets Supervision and Administration Commission (“SASAC”) and SAT, jointly issued the New M&A Rules, which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles” that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles. We were and are not required to obtain the approval of CSRC under the new M&A Rules in connection with this transaction because we were and are not a special purpose vehicle formed or controlled by PRC individuals.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

We use the following properties:

Summary of Our Land Assets

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Nature of ownership	Nature of project

Hunan Lot 1	HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	3/31/2054	Lease	Fertilizer production
Hunan Lot 2	HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	7/18/2011	60	7/17/2071	Management Right	Pasture growing
Hunan Lot 3	HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	Land Use Rights	Fertilizer production
Hunan Lot 4	HSA	Ouchi Village, Fenghuo Town, Linli County	24.71	6/1/2018	50	5/31/2068	Lease	Cattle fattening
Guangdong Lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	9/8/2067	Management Right	HU Plantation
Guangdong Lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	4/15/2067	Management Right	HU Plantation
Guangdong Lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	4/18/2007	60	4/17/2067	Management Right	HU Plantation
Guangdong Lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	Management Right	HU Plantation
Guangdong Lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	Management Right	HU Plantation
Guangdong Lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	1/1/2068	Management Right	HU Plantation
Guangdong Lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	Management Right	HU Plantation
Guangdong Lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	Management Right	HU Plantation
Guangdong Lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	Management Right	Cattle Farm
Qinghai Lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	21.07	11/1/2011	40	10/30/2051	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong Lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	4/1/2013	10	3/31/2023	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.27	10/28/2014	30	10/27/2044	Management Right	Agriculture

We do not own any of the land mentioned in the table above

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

SIAF’s Company of Companies - Rented Premises Profiles

Company	Location	Usage	Landlord	Tenure

Sino Agro Food, Inc.	Room 3801, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe District, Guangzhou City	Head Office	Guangzhou Shine Real Property Development Limited Company	July 9, 2018 to July 8, 2020

Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-5, Jiangzhou Shuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	April 1, 2014 to March 31, 2019

ITEM 3	LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, except as set forth herein, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened the Company with any complaints.

On March 26, 2019, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors, styled Heng Ren Silk Road Investments LLC, Heng Ren Investments LP, derivatively on behalf of Sino Agro Food Inc. v. Sino Agro Food Inc., Lee Yip Kun Solomon, Tan Poay Teik, Chen Bor Hann, Lim Chang Soh, and Sino Agro Food Inc., as the nominal defendant (Case No.: 1:19-cv-02680) (the “Complaint”). No hearings have been scheduled as of the date hereof.

The Complaint alleges violations of securities laws and state law, breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plaintiffs, has diluted shareholder ownership and oppressed shareholders of the Company. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend against the Complaint. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 24, 2007, our Common Stock began to be quoted on the Pink OTC Markets under the symbol “SIAF.PK.” Commencing January 5, 2012, our common stock has been quoted on the OTC QB under the symbol of “SIAF.” On January 19, 2016, the Company’s shares of common stock began to be traded on the OTCQX® Best Market in the U.S. under its existing ticker symbol “SIAF.” The following table lists the closing sale price for our Common Stock as reported by The NASDAQ Stock Market for each quarter within the last two completed fiscal years.

Year2018	High	Low
First Quarter	$1.23	$0.35
Second Quarter	$0.72	$0.25
Third Quarter	$0.36	$0.26
Fourth Quarter	$0.45	$0.10
First Quarter of 2018 through April 3, 2019	$0.24	$0.19

Year 2017	High	Low
First Quarter	$4.22	$2.72
Second Quarter	$4.03	$2.05
Third Quarter	$3.15	$1.35
Fourth Quarter	$2.01	$0.85

The closing price of our common stock on the OTC QX on April 3, 2019 was $0.18 per share.

Holders

As of December 31, 2018, an aggregate of 49,866,174 shares of our common stock were issued and outstanding and were owned by approximately 115 holders of record.

Recent Sales

During the period covered by this Annual Report, we issued an aggregate of 20,523,299 shares of our common stock to certain Chinese persons who perform services on our behalf as bonus payments and other employee compensation. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Regulation S.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

PART II

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1.	(i) SJAP & QZH (Derecognized as variable interest entity on December 30, 2017) and (ii) HSA)
Plantation Division	(Marked 2.	JHST)
Fishery Division	(Marked 3.	A. CA Engineer & Technology and 3.B. Seafood sales — (Discontinued operation from October 5, 2016)
Cattle Farm Division	(Marked 4.	MEIJI and JHMC)
Corporate & Others Division	(Marked 5.	SIAF)

A summary of each business division is described below:

•	1. Beef and Organic Fertilizer Division refers to:

(i)	The operation of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”) in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers, and (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a fully owned subsidiary of SJAP; as such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control. As of December 30, 2017, QZH was derecognized as variable interest entity and its operating profit and/or loss no longer accretive to the Company’s 41.25% holding in SJAP, a variable interest entity. More details related to QZH’s discontinuance of operations is delineated throughout other sections of this report.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

•	2. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

•	3. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Audited Income Statements of Consolidated Results of Operations for the fiscal year ended December 31, 2018, compared to the fiscal year ended December 31, 2017.

A (1) Income Statements (audited)

	2018	2017
Continuing operations
Revenue
- Sale of goods	$130,543,170	$181,183,609
- Consulting and service income from development contracts	11,127,393	16,983,330
- Commission income	-	-
	141,670,563	198,166,939
Cost of goods sold	(110,967,348)	(164,974,247)
Cost of services	(9,051,408)	(13,566,203)
Gross profit	21,651,807	19,626,489

General and administrative expenses	(15,595,032)	(19,780,290)
Net -loss)/income from operations	6,056,775	(153,801)

Other income -expenses)
Government grant	649,095	2,539,989

Other income	56,672	100,218

Change in fair value of derivative liability		209,219

Loss on restructuring		(6,225,204)

Bad debts written off		(14,394,402)

Impairment on interests in unconsolidated investees		(153,046)

Non-operating expenses	(4,609,253)	(10,717,693)

Net loss from disposal of variable interest entity - QZH		(9,365,643)

Share of income from unconsolidated equity investee	14,251,264	12,010,051

Interest expense	(600,519)	(3,952,631)

Net expenses	9,747,259	(29,949,142)

Net -loss)/income before income taxes	15,804,034	(30,102,943)

Provision for income taxes	-	(1,684)

Net -loss)/income from continuing operation	15,804,034	(30,104,627)

Less: Net loss/-income) attributable to non - controlling interest	1,519,303	17,000,482
Net -loss)/income from continuing operations attributable to Sino Agro Food, Inc. and subsidiaries	17,323,337	(13,104,145)
Other comprehensive income/-loss) - Foreign currency translation income/-loss)	(14,555,377)	12,781,924
Comprehensive -loss)/income	2,767,960	(322,221)
Less: other comprehensive -income)/loss attributable to non - controlling interest	1,793,417	(5,602,048)
Comprehensive -loss)/income attributable to Sino Agro Food, Inc. and subsidiaries	4,561,377	(5,924,269)

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	$0.46	$(0.53)
Diluted	$0.46	$(0.53)

Weighted average number of shares outstanding:
Basic	37,336,164	24,711,015
Diluted	37,336,164	24,711,015

Comparative overview of FY2018 and FY2017 based on results as illustrated in Table A(1), above:

Note (1) to (3) to Table A.1:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

The Company’s revenues were generated from (A) Sale of Goods and (B) Consulting and Services provided in project and business developments covering technology transfers, engineering, construction, supervision, training, management and technology licensing fees etc.

Table (A.2). below reflects segmental break-down figures of Sales of Goods Sold, Cost of Goods Sold, and related Gross Profit for the twelve months ended December 31, 2018 and the twelve months ended December 31, 2017.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2018	2017	2018	2017	2018	2017

SJAP	Sales of live cattle	6,644,964	9,144,054	7,624,190	8,443,166	-979,225	700,888
	Sales of feedstock					-
	Bulk Livestock feed	1,521,303	4,474,578	697,997	2,030,708	823,306	2,443,870
	Concentrate livestock feed	8,043,813	12,062,075	4,477,767	6,768,584	3,566,046	5,293,491
	Sales of fertilizer	3,028,357	2,230,973	2,137,582	1,719,162	890,775	511,811
	SJAP Total	19,238,438	27,911,680	14,937,535	18,961,620	4,300,903	8,950,060
	* QZH's (Slaughter & Deboning operation)		300,212		107,021	-	193,191
	** QZH's (Deboning operation)					-
	on cattle & Lamb locally supplied		5,211,624		5,589,151	-	(377,527
	on imported beef and mutton		43,765,625		51,618,555	-	-7,852,930
	Sales of live cattle		-			-
	QZH Total	-	49,277,461	-	57,314,727	-	(8,037,266
HSA	Sales of Organic fertilizer	3,583,034	3,445,674	2,932,754	2,876,173	650,280	569,501
	Sales of Organic Mixed Fertilizer	6,088,296	3,722,171	3,961,581	2,115,238	2,126,715	1,606,933
	HSA Total	9,671,330	7,167,845	6,894,335	4,991,411	2,776,995	2,176,434
	SJAP's & HS.A./Organic fertilizer total	28,909,768	84,356,986	21,831,870	81,267,758	7,077,898	3,089,228
JHST	Sales of Fresh HU Flowers	-	42,956		38,443	-	4,513
	Sales of Dried HU Flowers	236,850	1,163,115	214,793	1,114,222	22,057	48,893
	Sales of Dried Immortal vegetables	423,152	-	314,720		108,433	-
	Sales of Vegetable products	2,957,246	3,432,024	2,568,877	2,101,902	388,369	1,330,122
	JHST/Plantation Total	3,617,249	4,638,095	3,098,390	3,254,567	518,859	1,383,528
MEIJI						-
	Sale of Live cattle (Aromatic)	29,558,983	20,401,361	24,761,345	16,629,579	4,797,638	3,771,782
	MEIJI / Cattle farm Total	29,558,983	20,401,361	24,761,345	16,629,579	4,797,638	3,771,782
SIAF						-
	Sales of goods through trading/import/export activities
	on seafood	35,468,172	30,402,652	31,553,391	27,038,775	3,914,781	3,363,877
	on imported beef and mutton	32,988,998	41,384,515	29,722,352	36,783,568	3,266,646	4,600,947
	SIAF/ Others & Corporate total	68,457,170	71,787,167	61,275,743	63,822,343	7,181,427	7,964,824

Group Total		130,543,170	181,183,609	110,967,348	164,974,247	19,575,822	16,209,362

% of increase (+) or decrease (-)		-28%		-33%		21%

The Company’s revenues generated from sale of goods decreased by $50,640,439 or 28% from $181,183,609 for the year ended December 31,2017 to $130,543,170 for the year ended December 31, 2018. The decrease was primarily due to the decrease of revenues from the SJAP's & HSA, the beef and organic fertilizer sector (from $84.3million in 2017 to $28.9 million in 2018) affected mainly by the discontinuing operation of QZH (from $49.2 million in 2017 to $0 in 2018) and the decrease of revenues of SJAP (from $27.9 million in 2017 to $19.2 million in 2018), the JHST/Plantation sector (from $4.6 million in 2017 to $3.6 million in 2018) and the SIAF/Other& Corporate sector (from $71.8 million to $68.5 million), while revenues of HSA increased (from $6.9 million in 2017 to $9.7 million in 2018 and MEIJI’s revenues increased (from $20.4 million in 2017 to $29.6 million in 2018) collectively.

 The Company’s cost of goods sold decreased by $54,006,899 or 33% from $164,974,247 for the year ended December 31, 2017 to $110,967,348 for the year ended December 31, 2018. The decrease was primarily due to the decrease in cost of goods sold from the SJAP's & HSA (from $81.3 million in 2017 to $21.8 million in 2018) and JHST/Plantation sector (from $3.2 million in 2017 to $3.1 million in 2018), and the SIAF/Other& Corporate sector (from $63.4 million to $61.3 million), collectively.

Gross profit of the Company generated from goods sold increased by $3,366,460 or 21% from $16,209,362 for the year ended December 31, 2017 to $19,575,822 for the year ended December 31, 2018. The overall increase was primarily due to the increase of the SJAP's & HS.A. (The beef & Organic fertilizer sector) gross profit of $4 million in gross profit (from 2017’s $3.1 million to 2018’s $7.1 million) mostly resulted from eliminating the losses from the discontinuing operation of QZH (from $8 million in 2017 to $0 in 2018), the MEIJI/Cattle farm sector increase of 1 million in gross profit (from 2017’s $3.8 million to 2018’s $4.8 million) and HSA’s improved performance (from $2.1 million in 2017 to $2.8 million in 2018),collectively.

•	1. (i) Beef and Organic Fertilizer Division (SJAP and (discontinued) QZH):

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2018	2017	2018	2017	2018	2017
SJAP	Sales of live cattle	6,644,964	9,144,054	7,624,190	8,443,166	-979,225	700,888
	Sales of feedstock					-
	Bulk Livestock feed	1,521,303	4,474,578	697,997	2,030,708	823,306	2,443,870
	Concentrate livestock feed	8,043,813	12,062,075	4,477,767	6,768,584	3,566,046	5,293,491
	Sales of fertilizer	3,028,357	2,230,973	2,137,582	1,719,162	890,775	511,811
	SJAP Total	19,238,438	27,911,680	14,937,535	18,961,620	4,300,903	8,950,060
	% of increase (+) or decrease (-)	-31%		-21%		-52%
	* QZH's (Slaughter & Deboning operation)		300,212		107,021	-	193,191
	** QZH's (Deboning operation)					-
	on cattle & Lamb locally supplied		5,211,624		5,589,151	-	(377,527
	on imported beef and mutton		43,765,625		51,618,555	-	-7,852,930
	Sales of live cattle		-			-
	QZH Total	-	49,277,461	-	57,314,727	-	(8,037,266
HSA	Sales of Organic fertilizer	3,583,034	3,445,674	2,932,754	2,876,173	650,280	569,501
	Sales of Organic Mixed Fertilizer	6,088,296	3,722,171	3,961,581	2,115,238	2,126,715	1,606,933
	HSA Total	9,671,330	7,167,845	6,894,335	4,991,411	2,776,995	2,176,434
	% of increase (+) or decrease (-)	35%		38%		28%
	SJAP's & HS.A./Organic fertilizer total	28,909,768	84,356,986	21,831,870	81,267,758	7,077,898	3,089,228
	% of increase (+) or decrease (-)	-66%		-73%		129%

Revenue from the sector of beef and organic fertilizer decreased by $55,447,218 or 66% from $84,356,986 for the year ended December 31, 2017 to $28,909,768 for the year ended December 31, 2018. The decrease was mainly due to the decrease in sales of the discontinued operation of QZH from $49.3 million in 2017 to $0 in 2018.

Cost of goods sold from beef and organic fertilizer decreased by $59,435,888 or 73% from $81,267,758 for the year ended December 31, 2017 to $21,831,870 for the year ended December 31, 2018. The decrease was mainly due to the decrease in cost of goods sold in the discontinued operation of QZH from $57.3 million in 2017 to $0 in 2018. Gross profit from the beef and organic fertilizer sector increased by $3,988,670 or 129% from $3,089,228 for the year ended December 31, 2017 to $7,077,898 for the year ended December 31, 2018. The increase was primarily due to the result in eliminating the losses from the discontinuing operation of QZH (from $8 million in 2017 to $0 in 2018) and HSA’s improved performance (from $2.1 million in 2017 to $2.8 million in 2018), collectively.

The table below shows information of the sales of live cattle mostly from SJAP’s own farm in 2018/ 2017

			2018	2017	Difference
SJAP	Production and Sales of live cattle	Heads	3,886	3,775	111
	Average Unit sales price	US$/head	1,710	2,417	-707
	Unit cost prices	US$/head	1,962	2,237	-275
	Production and sales of feedstock
	Bulk Livestock feed	MT	8,619	25,355	-16,736
	Average Unit sales price	US$/MT	177	176	1
	Unit cost prices	US$/MT	81	80	1
	Concentrated livestock feed	MT	18,064	27,630	-9,566
	Average Unit sales price	US$/MT	445	437	8
	Unit cost prices	US$/MT	248	245	3
	Production and sales of fertilizer	MT	23,204	15,705	7,499
	Average Unit sales price	US$/MT	131	156	-25
	Unit cost prices	US$/MT	92	123	-31
QZH	Distinuing operation
	Slaughter operation
	Slaughter of cattle	Heads		643
	Service fee	US$/Head		12
	Sales of associated products	Pieces		643
	Average Unit sales price	US$/Piece		374
	Unit cost prices	US$/Piece		166
	De-boning & Packaging activities
	From Cattle supplied locally
	De-boned Meats	MT		1,252
	Average Unit sales price	US$/MT		4,149
	Unit cost prices	US$/MT		3,785
	From imported beef	MT		8,047
	Average Unit sales price	US$/MT		5,439
	Unit cost prices	US$/MT		6,415

 Since the disposal of QZH in 2017, the cattle sold were mostly from SJAP’s own farm and at lighter weight (averaging at less than 300 Kg/head) to keep the losses of growing cattle as low as possible. The market price of live cattle has not improved during 2018 averaging lower than US$6/kg which is below our growing cost of about US$6.50/Kg. At the same time, SJAP’s bulk stock feed and concentrated stock feed sales reduced to 8,619 MT and 18,064 MT in 2018 compares to 2017’s 25,355 MT and 27,630 MT respectively due primarily to SJAP is no longer requiring the corporative growers to do cattle fattening and in term reducing the production sales of the bulk stock feed and concentrated stock feed accordingly. However SJAP managed to market and sell its fertilizer to other local users during 2018 to increase its production sales from 15,705 MT in 2017 to 23,204 MT in 2018. Although the overall profits of SJAP in 2018 are still low at $4.3 million, they have improved compared to 2017.

1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

	In US$	Sales of goods		Cost of Goods sold		Gross profit
		2018	2017	2018	2017	2018	2017

HSA	Sales of Organic fertilizer	3,583,034	3,445,674	2,932,754	2,876,174	650,280	569,500
	Sales of Organic Mixed Fertilizer	6,088,296	3,722,171	3,961,581	2,115,238	2,126,715	1,606,933
	HSA Total	9,671,330	7,167,845	6,894,335	4,991,412	2,776,995	2,176,433
	% of increase (+) or decrease (-)	34%		38%		28%

	Description of items				Difference
			2018	2017	2018/2017
HSA	Fertilizer operation				-
	Organic Fertilizer	MT	15,105	15,334	(229)
	Average Unit sales price	$/MT	237	241	(4)
	Unit cost price	$/MT	194	192	2
	Organic Mixed Fertilizer	MT	14,638	9,042	5,596
	Average Unit sales price	$/MT	416	412	4
	Unit cost price	$/MT	271	234	37
	Retailing packed fertilizer (for super market sales)	MT		71
	Average Unit sales price	$/MT		687
	Unit cost price	$/MT		353

HSA sold 15,105 MT of organic fertilizer and organic mixed fertilizer in 2018, which is similar to 2017’s production sales of 15,334 MT dropping slightly in unit sale price by $4/MT primarily due to the translated exchange losses of lower RMB against US$ in 2018 as such in real term sales prices of organic fertilizer has not changed between 2017 and 2018. OMF, on the other-hand, a product specifically designed and designated for the growing environment of lake fish, had increased 2018’s production to 14,638 MT from 2017’s 9,042 MT, an increase by 61.8% or 5,596 MT evidencing the recovery of production of HSA is now in progress after the retrofitting work and other construction work that has been carried out during 2016 to early months of 2018 on its property.

(Note: Please see further details and information of the business plans and direction for SJAP and HSA in later chapter under “Subsequent events and future directions”.

2. Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods'Gross profit
		2018	2017	2018	2017	2018	2017

JHST	Sales of Fresh HU Flowers	-	42,956		38,443	-	4,513
	Sales of Dried HU Flowers	236,850	1,163,115	214,793	1,114,222	22,057	48,893
	% of increases (+) or decreases (-)	-80%		-81%		-55%
	Sales of Dried Immortal vegetables	423,152	-	314,720		108,433	0
	% of increases (+) or decreases (-)
	Sales of Vegetable products	2,957,246	3,432,024	2,568,877	2,101,902	388,369	1,330,122
	% of increases (+) or decreases (-)	-14%		22%		-71%
	JHST/Plantation Total	3,617,249	4,638,095	3,098,390	3,254,567	518,859	1,383,528
	% of increases (+) or decreases (-)	-22%		-5%		-62%

Revenue from our plantation decreased by $1,020,846 or 22% from $4,638,095 for the year ended December 31, 2017 to $3,617,249 for the year ended December 31, 2018.

Cost of goods sold from the plantation decreased by $156,177 or 5% from $3,254,567 for the year ended December 31, 2017 to $3,098,390 for the year ended December 31, 2018. The decrease was primarily due to the cost in cultivating and maintaining large acreage with higher associated labor costs, etc.

Gross profit from our plantation decreased by $864,669 (or 62.5%) from $1,383,528 for the year 2017 to $518,859 for the year 2018.

The Table below shows the itemized unit sales and cost prices of the produces and products:

			2018	2017	Difference
JHST
	Fresh HU Flowers	Pieces		480,813
	Average Unit sales price	US$/Pieces		0.09
	Unit cost prices	US$/Pieces		0.08
	Dried HU Flowers	MT	48	224	-176
	Average Unit sales price	US$/MT	4,934	5,190	-256
	Unit cost prices	US$/MT	4,475	4,970	-495
	Dried Immortal vegetables	MT	7	-
	Average Unit sales price	US$/MT	60,450	-
	Unit cost prices	US$/MT	44,960	-
	Vegetable products	MT	2,846	3,223	-377
	Average Unit sales price	US$/MT	1,039	1,065	-26
	Unit cost prices	US$/MT	903	650	253

As explained in 2017’s annual report and 2018’s quarterly reports, our plantation experienced very heavy wet seasons for more than 4-5 years (2013 to 2018, requiring the Company to combat and treat diseases and related problems continuously during the period, but by 2018 had exhausted all various means to recover and to revitalize the HU plantation. With continued wet conditions experienced over the past years, damage to the soil and plant roots has compounded disease-related problems to the HU plantation affecting its overall yield as well as the quality of harvested flowers. Even though new plants were being planted each year increasing the area of planting by over 900 Mu to a total of over 1700 Mu with the intent to increase productivity, proportionately, the outcome has fell well short of intended results.

Consequently JHST diversified it’s range of produces growing immortal vegetables and cash crops etc. to try to increase its revenues and profits, and in March 2018, JHST signed two growing contracts that have stable pricing conditions: (1). With a herbal plant oil processor to grow 50 acres of plants called “Pogestemon Patchouli” (“PP”) for processing into a type of natural aromatic oil that has experienced a good market in China. 50 acres of trial was implemented in Q2 2018 with the intension to expand to 150 acres in 2019 if proven successful. We estimate that the 50 acres of PP will generate sales revenues over $1 million with 50% gross profit margins based on two harvests for the year 2018; and (2). 200 acres of Passion Fruit trees were planted in Q3 2018 for a juice manufacturer from 2018 to 2020 for 3 years initially estimated to produce around 2,400 MT of fruit/year contracted at RMB 8,000/MT (or $1,280/MT) to generate over $3 million in sales revenue. The combination of both fruits and PP will enhance revenue and gross profit to JHST that again will exceed its performance of either FY2017 or FY2018, if their outcomes prove successful.

Unfortunately the typhoon that occurred during Q3 2018 destroyed much of the winter cash crops which reduced JHST’s performances in Q4 2018 and in turn reduced 2018’s annual revenue and income by 22% and 62.5% respectively, compared to 2017. At the same time the typhoon also destroyed the newly planted herbal PP plants and the passion fruit trees, delaying their development progresses. Currently, management of JHST is still evaluating JHST’s overall prospects but has yet to devise conclusive plans for JHST.

3. Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where locally bred cattle are grown and sold live to third party livestock wholesalers who sell them mainly in Guangzhou livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2 or related projects.

	In US$	Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2018	2017	2018	2017	2018	2017
MEIJI	Sale of Live cattle (Aromatic) from own farm & from trading	29,558,983	20,401,361	24,761,345	16,629,579	4,797,638	3,771,782

	MEIJI / Cattle farm Total	29,558,983	20,401,361	24,761,345	16,629,579	4,797,638	3,771,782
	% of increases (+) & decreases (-)	45%		49%		27%

The locally bred so-called “Asian Yellow cattle” (“AYC”) currently has limited but steady local markets (in Guangdong Province) that can’t handle big production volumes (i.e., thousands of heads per day) with stable wholesale prices averaging over US$12/Kg (live weight) which is doubling SJAP’s cattle prices.

Revenue from the cattle farm increased by $9,157,622 or 45% from $20,401,361 for the year ended December 31, 2017 to $29,558,983 for the year ended December 31, 2018. The increase was primarily due to the steady demands of said local markets at stable sale prices generating reasonable returns for the farm.

Cost of goods sold from the cattle farm increased by $8,131,766 or 49% from $16,629,579 for the year ended December 31, 2017 to $24,761,345 for the year ended December 31, 2018.

Gross profit from cattle increased by $1,025,856 or 27% from $3,771,782 for the year 2017 to $4,797,638 for the year ended December 31, 2018, mainly due to lower stable production costs and higher sale prices.

			2018	2017	2018 to 2017
MEIJI	Production and trading on sale of Live cattle	Head	7,945	9,772	(1,827)
	Average Unit sales price	$/head	3,720	2,088	1,632
	Unit cost prices	$/head	3,117	1,702	1,415

Currently there are two operations in this segment, Cattle Farm 1 and Cattle Farm 2.

Cattle Farm 1: Cattle Farm 1 was built as a demonstration farm to show that cattle can be raised in a semi-tropical climate using the Company’s semi-grazing and housing method. Using the Company’s semi-free growing management system, the cattle are allowed to graze in the field during the early morning and kept indoors and out of the sun during the hot summer days. This method has proven reliable and adaptable to the “Asian Yellow Cattle”

Cattle Farm 2: Cattle Farm 2 is a beef cattle farm situated in Guangdong Province, Guangzhou City. Cattle Farm 2 is operated by a private company formed in China with Chinese citizens acting as its legal representative as required by Chinese law. Cattle Farm 2 is complementary to Cattle Farm 1, having an additional 76 acres of land suitable for growing the Company’s type of pasture (a cross between elephant grass and yellow grass) that has a very high yield rate of over 35 MT per 1/6 acre per year, and containing an average of over 9 percent protein that is very suitable for consumption by cattle. Between the two farms, under normal seasons, they have a capacity to produce up to 30,000 MT of pasture/year collectively that is capable to feed up to 5,000 head of cattle/year based on the consumption rate on average of 6 MT/head.

MEIJI is the marketing and distribution agent for all cattle farms that have been and will be developed by MEIJI using its “Semi-free growing” management systems and aromatic-feed programs and systems to grow beef cattle.

Similar to CA in its business model, MEIJI purchases fully-grown cattle from Cattle Farm 1 and sells them to the cattle wholesalers. MEIJI also buys young cattle from other farmers and sells the young stock to Cattle Farm 1. All cattle farms developed by MEIJI will utilize its “semi-free growing” management system and aromatic-feed programs and systems (which is a feeding program with special selected Chinese herbs to improve the health of the cattle to avoid the use of antibiotics) to raise beef cattle, such that cattle raised under this program have a distinct aromatic flavor sought by many restaurants in Guangdong Province.

Presently, these farms are growing and fattening mainly AYC and that the Company’s earlier plan (mentioned earlier in our 10K 2017 and subsequent 10Qs 2018 reports) to merge Cattle Farms (1) & (2) with HSA such that CF (1) & CF (2) will become breeding stations supplying yearlings for HSA to grow into full grown cattle (up to 3 years old) that will be sold in the Chinese market, is now pending on further evaluation of other alternatives aiming to achieve faster and better return on capital investment.

•	4. Corporate & Others Division refers to the business operations of the Group called internally under the name of “Corporate & Other Division” of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

	In US$	Sales of goods		Cost of Goods sold		Gross profit
		2018	2017	2018	2017	2018	2017
SIAF	Sales of goods through trading/import/export activities
	on seafood (via imports)	35,468,172	30,402,652	31,553,391	27,038,775	3,914,781	3,363,877
	% of increases (+) and decreases (-)	17%		17%		16%
	on imported beef mainly	32,988,998	41,384,515	29,722,352	36,783,569	3,266,646	4,600,946
	% of increases (+) and decreases (-)	-20%		-19%			-29%
	SIAF/ Others & Corporate total	68,457,170	71,787,167	61,275,743	63,822,343	7,181,427	7,964,824
	% of increases (+) and decreases (-)	-5%		-4%		-10%

Revenue from the corporate division decreased by $3,329,997 or 5% from $71,787,167 for the year ended December 31, 2017 to $68,457,170 for the year ended December 31, 2018. The decrease was marginal primarily due to a decrease in the sales of imported beef from $41.4 million in 2017 to $33.0 million in 2018 that was offset by the increase in sales of imported seafood from 2017’s $30.4 million to 2018’s $35.5 million.

Cost of goods sold from corporate decreased by $2,546,600 from $63,822,343 for the year ended December 31, 2017 to $61,275,743 for the year ended December 31, 2018 due primarily to the decreased sales of some imported goods.

Gross profit from the corporate decreased by $783,397 or 10% from $7,964,824 for the year ended December 31, 2017 to $7,181,427 for the year ended December 31, 2018. The decrease was primarily due to a corresponding decrease in sales.

Description of items			2018	2017	Difference
SIAF	Seafood trading from imports
	Mixed seafood	MT	1,927	1,583	344
	Average of sales price	$/MT	18,409	19,211	(802)
	Average of cost prices	$/MT	16,377	17,085	(708)
	Beef & Lamb trading from imports	MT	1,706	2,885	(1,179)
	Average of sales price	$/MT	19,337	14,343	4,994
	Average of cost price	$/MT	17,422	12,748	4,674

This trading (of mainly imported foods) division has excellent growth potential due mainly to the demands for food in China, but the growth of sales of this division is mainly subject to the availability of working capital that helps drive sales’ turnover (as referred to in our earlier periodic reports). Over the years this division has developed many reliable suppliers and supplied sources that are supplying quality foods to our trust worthy customers/agencies. Therefore we believe that this division will eventually become an effective and major revenue drive of the group once some of the financing plans will have materialized to allow more working capital being employed in the division.

Overall in 2018 this division achieved average gross profit margins of 11% for the trading of seafood and 10% on the trading of beef from selling imported goods to its sales agencies to distribute in China based on an average mark-up of 12.5% on cost of goods sold excluding the cost of import duties, value added taxes and local associated charges etc. that were paid by respective agencies. This kind of gross profit margin should increase when the Company will be in a financial position to afford to buy directly from the fishermen and to sub-contract the value added processors to process the seafood directly.

•	5.A. Engineering technology consulting and services:

Table (A.5) below shows the revenue, cost of services and gross profit generated from consulting, services, commission and management fees for years 2018 and 2017.

	2018	2017	Difference
Revenue
CA	11,127,393	16,983,330	(5,855,937)
Group Total Revenues	11,127,393	16,983,330	(5,855,937)
Cost of service
CA	9,051,408	13,566,203	(4,514,795)
Group Total Cost of sales	9,051,408	13,566,203	(4,514,795)
Gross Profit
CA	2,075,985	3,417,127	(1,341,142)
Group Total Gross Profit	2,075,985	3,417,127	(1,341,142)

Revenues decreased by $5,855,937 or 34% from $16,983,330 for the year ended December 31, 2017 to $11,127,393 for the year ended December 31, 2018. The decrease was primarily due to the following reasons:

(i). Prior to the acquisition of farms by JFD/Tri-way, their respective development and construction costs and working capital requirements for all farms were mainly financed by their respective owners and investors and partly financed by CA’s deferred account receivables. Since the acquisition, this has become the sole responsibility of JFD/Tri-way.

(ii). Under said situation, most of the operational cash flow is being employed in working capital to generate continuing and constant sales revenues month after month. For example, with respect to a species of fish that takes 18 months to grow to marketable size from tiny fingerling (of 3 mm), if one wanted to sell 3 MT of the grown fish per day at gross profit margin of 35% and to generate annual sales of US$100 million, that would mean that the amount of working capital needed would be over US$65 million plus daily operational expenses for 18 months or more amounting to more than $80 million and for each $ of increased sales per year a similar ratio of working capital would be required.

In other words, under current situation, Tri-way does not have enough free cash-flow to be spent on capital expenditures required by farm developments, thus reducing CA’s C&S income in 2017 and 2018 accordingly.

Cost of services for consulting, service, commission and management fee decreased by $4,514,795 or 33% from $13,556,203 for the year ended December 31, 2017 to $9,051,408 for the year ended December 31, 2018. The decrease was primarily due to a decrease in sales.

Gross profit of consulting, service, commission and management fees decreased by $1,341,142 or 39%, from $3,417,127 for the year ended December 31, 2017 to $2,075,985 for the year ended December 31, 2018 The decrease was primarily due to a decrease in sales.

Note to Table A 1 ( Net Expense):

Other income/(expense) increased by $36,696,401 from $(29,949,142) in 2017 to $9,747,259 in 2018 was mainly due to i) an decrease in government grant of 1,890,894 from $2,539,989 to $649,095; ii) change in fair value of derivative liability of $209,219 from a new convertible bond of $4 million issued during the year 2017; and iii) share of profit from a unconsolidated equity investee from $12,010,051 in 2017 to $14,251,264 in 2018; offset by iv) a decrease in other income of $43,546 from $100,218 in 2017 to $56,672 in 2018; v) a loss on restructuring of 6,225,204 which represents the non-amortized part of the discount upon the issuing of the convertible bond in 2017; vi) a bad debt written off of $14,394,402 contributed by QZH in 2017;

Note to Table A 1 General and Administrative and interest Expenses:

General and administrative (including depreciation and amortization) and interest expenses (including in Note Other income/(expenses) decreased by $7,537,370 or 32% from $23,732,921 for the year ended December 31, 2017 to $16,195,551 for the year ended December 31, 2018. The decrease was mainly due to (i) a decrease in Wages and salaries of 3,658,259 from $5,520,494 for the year ended December 31, 2017 to $1,862,232 for the year ended December 31, 2018; and (ii) a decrease in Others and miscellaneous (including research and development) $ 934,225 from $ 5,006,321 for the year ended December 31, 2017 to $ 4,072,096 for the year ended December 31, 2018; as shown in the table below:

Table (i)

Category	2018	2017	Difference

Office and corporate expenses	3,354,114	3,946,885	(592,771)
Wages and salaries	1,862,232	5,520,491	(3,658,259)
Traveling and related lodging	45,430	54,028	(8,598)
Motor vehicles expenses and local transportation	56,198	67,210	(11,012)
Entertainments and meals	49,504	143,735	(94,231)
Others and miscellaneous	4,072,096	5,006,321	(934,225)
Depreciation and amortization	6,155,458	5,041,620	1,113,838
Sub-total	15,595,032	19,780,290	(4,185,258)
Interest expense	600,519	3,952,631	(3,352,112)
Total	16,195,551	23,732,921	(7,537,370)

Note to Table (i):

In this respect, total depreciation and amortization amounted to $15,351,003 for the year ended December 31, 2018, out of which amount $6,155,548 was reported under general and administration expenses and $9,195,455 was reported under cost of goods sold; whereas total depreciation and amortization was $10,548,891 for the year ended December 31, 2017 and out of which amount $5,041,620 was reported under General and Administration expenses and $5,507,271 was reported under cost of goods sold.

Note to Table A 1 Non-controlling interest:

Table (F) below shows the derivation of non-controlling interest

		Jiangmen City
	Jiangmen City Heng	Hang Mei Cattle	Hunan Shenghua	Qinghai Sanjiang
	Sheng Tai Agriculture	Farm	A Power	A Power
	Development Co.	Development Co.	Agriculture Co.,	Agriculture Co
Name of China subsidiaries	Ltd.(China)	Ltd.(China)	Limited (China)	Ltd (China)	Total
Effective shareholding	75%	75%	76%	41.25%
Abbreviated names	(JHST)	(JHMC)	(HSA)	(SJAP)

Net income (loss) of the P.R.C. subsidiaries for the year in $	(4,049,740)	3,382,667	1,131,546	(2,764,436)

% of profit sharing of non-controlling interest	25%	25%	24%	58.75%

Non-controlling interest's shares of Net incomes in $	(1,012,435)	845,667	271,571	(1,624,106)	(1,519,303)

The Net Loss attributed to non-controlling interest is $(1,519,303) shared by (JHST, JHMC, HSA and SJAP) for the year ended December 31, 2018 as shown in Table (F) above. QZH was disposed of and derecognized as part of the Company’s investment in SJAP, a variable interest entity, on December 30, 2017.

Note (7) to Table A 1 Earnings per share (EPS):

Earnings per share increased by $0.99 (basic) and $0.99 (diluted) per share from EPS of $(0.53) (basic) and $(0.53) (diluted) in 2017 to per share of $0.46 (basic) and $0.46 (diluted) in 2018. The reason for the increase is primarily due the steady recoveries from SJAP after the disposal of QZH in 2017, and HSA’s improved production after it had been disrupted by the construction work in progress and the retrofitting of its production plant mentioned above

Part B. MD &A on Audited Consolidated Balance Sheet as of the year 2018 compared to year 2017 (fiscal year)

Consolidated Balance sheets	2018	2017	Changes	Note

ASSETS
Current assets
Cash and cash equivalents	4,950,799	560,043	4,390,756	8
Inventories	54,582,241	52,628,947	1,953,294	9
Costs and estimated earnings in excess of billings on uncompleted contracts	250,828	1,249,187	(998,359)
Deposits and prepaid expenses	52,241,190	70,459,650	(18,218,460)	10.1
Accounts receivable	101,652,131	82,971,418	18,680,713	11
Other receivables	28,307,526	20,680,478	7,627,048	15
Total current assets	241,984,715	228,549,723	13,434,992
Property and equipment
Property and equipment, net of accumulated depreciation	230,645,659	246,857,797	(16,212,138)	12
Construction in progress	12,515,527	6,178,308	6,337,219	13
Land use rights, net of accumulated amortization	53,814,281	54,838,031	(1,023,750)	14
Total property and equipment	296,975,467	307,874,136	(10,898,669)
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	8,937,071	9,588,605	(651,534)
Investment in unconsolidated equity investee	207,074,626	192,290,541	14,784,085
Long term investment
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	34,905,960	34,917,222	(11,262)	10.2
Total other assets	251,642,597	237,521,308	14,121,289
Total assets	790,602,779	773,945,167	16,657,612
Current liabilities
Accounts payable and accrued expenses	8,280,358	4,243,496	4,036,862
Billings in excess of costs and estimated earnings on uncompleted contracts	5,348,293	5,740,065	(391,772)
Due to a director	2,046,499	107,074	1,939,425
Other payables	42,523,811	40,593,482	1,930,329	16A
Borrowings-Short term bank loan	4,589,828	4,667,890	(78,062)
Derivative liability	2,100	2,100	-
Convertible note payable	3,894,978	3,894,978	-
Income tax payable	-	377	(377)
Total current liabilities	66,685,867	59,249,462	7,436,405	16
Non-current liabilities
Other payables	7,792,774	11,089,779	(3,297,005)
Borrowing-Long term debt	5,536,938	6,045,302	(508,364)
Convertible note payable
Total non-current liabilities	13,329,712	17,135,081	(3,805,369)
Stockholders’ equity
Preferred stock
Series A preferred stock
Series B convertible preferred stock
Common stock	49,866	29,363	20,503
Additional paid-in capital	181,501,056	169,743,640	11,757,416
Retained earnings	458,811,844	441,488,507	17,323,337
Accumulated other comprehensive income	(10,415,786)	2,346,174	(12,761,960)
Treasury stock	(1,250,000)	(1,250,000)	0
Total SIAF Inc. and subsidiaries' equity	628,696,980	612,357,684	16,339,296
Non-controlling interest	81,890,220	85,202,940	(3,312,720)
Total stockholders' equity	710,587,200	697,560,624	13,026,576
Total liabilities and stockholders' equity	790,602,779	773,945,167	16,657,612

Note (8) Cash and Cash Equivalents

Cash and cash equivalents increased by $4,390,756 from $560,043 to $4,950,799 between December 31, 2017 and 2018.

Note (9) Break down on Inventories:

	2018	2017	Difference
	$	$	$
Bread grass	744,378	976,514	(232,136)
Beef cattle	11,561,117	5,903,442	5,657,675
Organic fertilizer	14,266,923	16,832,390	(2,565,467)
Forage for cattle and consumables	7,252,280	7,397,910	(145,630)
Raw materials for bread grass and organic fertilizer	18,885,258	19,113,274	(228,016)
Immature seeds	1,872,285	2,405,417	(533,132)

	54,582,241	52,628,947	1,953,294

Inventories increased by $1,953,294, or 4%, from $52.6 million in 2017 to $54.6 million in 2018.

Note (10) Breakdown of Deposits and Prepaid Expenses:

	2018	2017	Difference
	$	$	$	Note
Deposits for
- purchases of equipment	2,158,867	2,815,774	(656,907)
- acquisition of land use rights	174,851	3,244,567	(3,069,716)	10.1
- inventories purchases	16,921,188	24,282,950	(7,361,762)
- construction in progress	4,789,035	11,365,748	(6,576,713)
- issue of shares as collateral	24,928,324	25,427,293	(498,969)
Shares issued for employee compensation and overseas professional and bond interest	643,457	702,625	(59,168)
Others	2,625,468	2,620,693	4,775
	52,241,190	70,459,650	(18,218,460)

Note (10.1) Breakdown of Deposit for acquisition of Land Use Rights:

As of December 31, 2018, $174,851 was on deposit paid for the acquisition of a Land Use Right (“LUR”) derived from the following transactions:

$174,851 (or RMB1,200,000) was paid by SJAP as deposit for the acquisition of an LUR on a block of land measuring 15 Mu (or 2.475 acres) located at Huangyuan district next to SJAP’s complex on October 15, 2012. The process of rezoning this piece of land to residential (at present, agriculture) continues, and once completed will be transferred from the Local Government (Huangyuan County) to SJAP to build staff quarters.

 Note (11): Breakdown of Accounts receivable:

	2018
	Accounts
	receivable				over 120 days and
		$0-30 days	31-90 days	91-120 days	less than 1 year	Over 1 year
Engineering consulting service (CA)	60,799,365	1,088,759	-	6,249,857	10,171,204	43,289,545
Sales of imported seafood (SIAF)	23,208,595	4,343,175	12,185,444	6,679,976	-	-
Sales of Cattle and Beef Meats (MEIJI)	9,313,750	-	6,885,206	2,428,544	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)	1,820,454	81,043	481,397	444,506	813,144	363
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	4,044,123	1,130,495	2,010,490	654,012	249,126	-
Sales Fertilizer from (HSA)	2,465,844	803,797	1,122,068	-	539,979	-
	-
Total	101,652,131	7,447,269	22,684,605	16,456,895	11,773,454	43,289,908
% of total receivables	100%	7%	22%	16%	12%	43%
% of total sales	72%	5%	16%	12%	8%	31%

•	In CA’s engineering consulting services, over 120-day accounts receivable of $53,460,749 (including over 1 year balance of $43,289,545) represents a balance due from an unconsolidated investee, TRW, with 5 on-going engineering consulting services during the year. The management takes into consideration the significant influence it holds in TRW (36.6% of equity interest as of October 5, 2017) and its healthy financial situation, that no impairment issue is noted to the over 1-year balance of $29.5 million.

•	The normal credit period granted to the customers is 90 to 120 days. The Company will quarterly evaluate the recoverability of the over 120-day balance.

Information on Concentration of credit risk of account receivables:

Major customer’s revenues/our total revenues:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statements of this Annual Report), who have accounted for 77.51% of our consolidated revenues for the year ended December 31, 2018 as shown in the table below:

	% of total revenue	Customer's Total Revenue
Customer A	31.65%	44,833,142
Customer B	21.33%	30,218,987
Customer C	16.68%	23,624,028
Customer D	7.85%	11,127,393
	77.51%	109,803,550

Customer A is Shanghai Hongchang Yili company (“Vigor”) that sells much of the imported beef and seafood as well as locally produced seafood. During 2018, the Company sold $44,833,142 of goods representing 31.65% of our total revenue of $141,670,563.

Customer B is Cattle Wholesale, represented by Mr. Zhen Runchi, who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies to us with young cattle. The fiscal year 2018, transactions through Mr. Zhen Runchi generated 21.33% of our total consolidated revenue (equivalent to $30,218,987 out of our total revenue of $141,670,563.

Customer C is GZ Nawei Trading Company who sells much of the imported beef and seafood as well as locally produced seafood. During 2018, the Company sold $23,624,028 of goods representing 16.68% of our total revenue of $141,670,563.

Customer D is Tri-way Industries through our divestment when Tri-way (or “TRW”) became our “Investment Associate.” During 2018, transactions through TRW generated 7.85% of our total consolidated revenue equivalent to $11,127,393 out of our total revenue of $141,670,563.

Major customer’s account receivables:

These 4 major long-term customers (referred to as Customer A, B, C and D above & mentioned in the Financial Statements of this Annual Report), constitute accounts receivable in the aggregate amount of $31,717,234, which is equivalent to 16% of our consolidated revenues of $198,166,939 for the year 2018 as shown in the table below:

	2018 Total consolidated account receivable	December 31, 2018 % of total Accounts receivables	Total Accounts receivables
Customer A		12.79%	$12,996,579
Customer B		9.67%	9,826,856
Customer C		10.05%	10,212,016
Customer D		59.81%	60,799,365
		92.32%	$93,834,816
	$101,652,131

Note (12) Property and equipment, (P&E) net of accumulation depreciation:

2018

Plant and machinery	$5,299,631
Structure and leasehold improvements	200,734,812
Mature seeds and herbage cultivation	54,643,255
Furniture and equipment	695,461
Motor vehicles	590,416
261,963,575

Less: Accumulated depreciation	(31,917,916)
Net carrying amount	$230,645,659

•	Depreciation expenses were $13,080,991 and $8,350,811 for the years ended December 31, 2018, and 2017, respectively.

Note (13) Construction in progress (CIP):

2018

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$7,285-
- Oven room, road for production of dried flowers	-
- Organic fertilizer and bread grass production plant and office building	6,484,045
- Rangeland for beef cattle and office building	6,024,197
- Fish pond and breeding factory	-
$12,515,527

Note (14): Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2018.12.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	198,960	Lease	Fertilizer production
Hunan lot2	HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	32,082,873	Management Right	Pasture growing
Hunan lot3	HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	305,945	Land Use Rights	Fertilizer production
Hunan lot4	HS.A	Ouchi Village, Fenghuo Town, Linli County	24.71	6/1/2018	50	5/31/2068	3,021,148	5,035	2,985,901	Lease	Cattle fattening
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	861,950	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	832,700	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,820,189	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,656,248	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	779,004	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	670,846	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	3,957,760	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,084,426	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,112,808	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	397,269	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	204,127	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	3,822,729	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,538,849	Management Right	HU Plantation
Exchange difference							(4,472,623)		(4,498,303)
			654				65,779,178	136,824	53,814,281

Note (15) Other Receivables

	2018	Note

Advanced to employees	$561,330
Advanced to suppliers	3,831,926	15	A
Advanced to customers	14,114,249	15	B
Advanced to developers	453,155	15	C
Others	9,346,866	15	D
	$28,307,526

15A. A portion of this consists of molds, parts and components necessary to manufacture and fit-out various types of filters in the APM systems requiring suppliers (manufacturers) to carry additional inventory. This inventory is billed to the Company at such times when the components are called to manufacture the APM filtration systems. Until then, the Company provides advances to the supplier to manufacture the components and hold in inventory on the Company’s behalf until the components are called and billed to the Company, i.e., offsetting the amount invoiced with the proceeds received in advance.

15B. Advanced to customers refers to our distribution agents (i.e., the Shanghai distribution center, the Guangzhou distribution centers, etc.) that CA was their turnkey contractor built and developed said centers for and on behalf of their respective owners with part of their respective capital expenditure in development costs are still outstanding as of the date of this report. These are similar arrangement as in the Fishery Farms developments that CA has the option to acquire up to 75% of stakes on the assets and operation of said distribution agents: however as of date of this report CA has yet to exercise any of said options as such these sum are recorded as other receivables.

15C. The Developers, referring to ‘Advance to developers” in the table, above are mostly owners and investors of other development projects (i.e. Cattle farms, restaurants and trade centers etc.) that were developed by SIAF and MEIJI as their respective “turkey contractor” during the past several years. The Company has the option to convert/effectuate these advances in these Project companies as an SFJVC investee, similar to CA’s fishery development project.

15D. Others is referring to mainly other receivables under SJAP’s account comprising various debts due from 56 third parties (that are clients and associates of SJAP) over the years with QZH (the variable interest of SJAP) owing the majority portion amounting $5.63 million as at date of this report. Whereas under the disposal sales agreement of QZH dated December 30, 2017, QZH is to repay said $5.63 million gradually from sale proceeds of its capital assets that QZH sells from time to time.

Note (16) Current Liabilities:

	2018	Note
Current liabilities
Accounts payable and accrued expenses	8,280,358
Billings in excess of costs and estimated earnings on uncompleted contracts	5,348,293
Due to a director	2,046,499
Other payables	42,523,811	16	A
Borrowings - Short term bank loans	4,589,828

Derivative liability	2,100
Convertible note payable	3,894,978	16	B
Income tax payable	-
	66,685,867

Note (16A): Analysis of other payables (current liabilities):

As of December 31, 2018, we have other payables totaling $42,523,811, comprised of the following:

(1). Straight note payable of $27,178,000 represents a 10.5% Convertible Note in the aggregate principal amount of up to $33,300,000 issued on August 29, 2014. On July 18, 2017, the Company and the note holder entered into a restructuring agreement regarding the settlement of the Note as follows:

(i)	50% in cash settlement of $15,589,000 to be paid in monthly installments.

(ii)	The other 50% balance of $15,589,000 to be settled by the issuance of 5,196,333 common shares of the Company and 400,000 shares of Tri-way Industries Limited.

As of the date of this report, the Company has paid $4 million with $11,589,000 remaining owed on the $15,589,000 balance.

Subsequently on February 3, 2019 the said repayment of $4 million was readjusted to $3.69 million.

•          We filed an 8-K on December 12, 2018 that disclosed that we received a notice of default (the “Notice”) from ECAB on December 12, 2018, which contended that a new Note was in default because (i) SIAF had not made repayments on the new Note in the manner prescribed by its terms, and (ii) of certain other unspecified events of default. While ECAB stated in the Notice that it has not elected to accelerate the right to repayment of the entire principal amount, including accrued but unpaid interest on the ECAB Note, it reserves the right to do so.

Prior to receipt of the Notice from ECAB, the Company was attempting to reach a negotiated settlement with ECAB. Notwithstanding receipt of the Notice, the Company hopes to continue to work with ECAB to settle its obligations under the ECAB Note. The Company intends to vigorously defend its position should a mutually amicable resolution prove unattainable.

(2). As of the date of this report we have other payables due to various third parties totaling $15,345,811, comprising the following:

(i). A loan was granted by a friendly third party on October 12, 2017 for $6 million that was recorded at later date by a loan agreement executed on February 18, 2019 for $6,301,480 (inclusive of an additional loan of $301,480 granted by the same third party on February 2, 2019. This loan is to be re-paid in 3 tranches inclusive of accrued interest calculated to time of repayments comprising Tranche (1) for $2,300,000, Tranche (2) for $2,350,000 and Tranche (3) for $2,746,702 on August 31, 2019, October 30, 2019 and December 31, 2019, respectively, for total repayment amount of $7,346,702.

(ii). A number of friendly third parties granted various advances and extended debts to the Company during the past years, and as at the date of this report the total loan and debts recorded under other payables of the Company’s account amounting to $9,345,811 collectively that in general do not have fixed terms of repayments and interest.

Note (16B): Analysis of Convertible Note (“CB Notes”) Payable) in Other payables (current liabilities):

As of the date of this Annual Report there are various CB Notes amounting to $3,894,978 collectively.

Subsequently as of March 31, 2019 there is $3,303,000 in CB Notes remaining outstanding collectively and out of which $2,130,000 is secured by 2,666,735 shares due for redemption and the return of collateralized shares on September 23, 2019; the balance of $1,173,000 are CB Notes due to 5 holders that will be settled either by cash or shares at prevailing market prices or a combination thereof during 2019.

Income Taxes

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company.

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

The Company filed USA tax returns for all previous year inclusive year 2016, and shall update its filing for the year 2017 and 2018 to the US IRS within Q3 2019.

As of December 31, 2018, the Company reviewed its tax position with the assistance of US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP since they are exempt from EIT for the twelve months ended December 31, 2018 and 2017 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the twelve months ended December 31, 2018.

No Macau corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the twelve months ended December 31, 2018 and 2017.

Swedish corporate income tax has been provided in the consolidated financial statements for SAFS at $1,684 for the twelve months ended December 31, 2018 and $1,130 for 2017.

No deferred tax assets and liabilities are payable as of December 31, 2018 and December 31, 2017 since there was no difference between the financial statements carrying amounts, and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of December 31 2018, unrestricted cash and cash equivalents amounted to $4,950,799 (see notes to the consolidated financial statements), and our net working capital as of December 31, 2018 was $175,298,848.

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short Term Debts	4,589,828				4,589,828
Bonds payable	3,894,978				3,894,978
Long Term Debts	-	7,792,774	5,536,938		13,329,712

Cash provided by operating activities amounted to $20,175,276 for the twelve months ended December 31, 2018. This compared with cash provided by operating activities totaled $21,522,275 for the twelve months ended December 31, 2017. The decrease in cash provided by operations is mainly due to the decrease in Other receivables from $35,877,232 for the twelve months ended December 31, 2017 to that of $(7,627,048) for the twelve months ended December 31, 2018.

Cash used in investing activities totaled $13,828,019 for the twelve months ended December 31, 2018. This compares with cash used in investing activities totaling $32,717,372 for the twelve months ended December 31, 2017. The decrease in cash flows used in investing activities primarily resulted from the decrease in payment for construction in progress from $10.8million for the twelve months ended December 31, 2017 to that of $6.8 million for the twelve months ended December 31, 2018.

Cash provided by financing activities totaled $(75,563) for the twelve months December 31, 2018 compared with cash used in financing activities totaling $9,479,121 for the twelve months ended December 31, 2017. The decrease in cash paid by financing activities is mainly due to net proceeds from convertible bonds payable of $4,000,000 and capital contribution by non-controlling interest of 2,517,035 during the year 2017, but 2018 is 0.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The audited consolidated financial statements for the twelve months ended December 31, 2018 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

REVENUE RECOGNITION

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for recognizing revenue from contracts with customers. The Company adopted this standard effective January 1, 2018.

The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenues generated mainly from trading of frozen food and sales of agricultural products are recognized at a point in time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenues.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $26,129 and $16,748 for the years ended December 31, 2018 and 2017, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $1,541,484, and $1,777,383 for the years ended December 31, 2018 and 2017, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $453, 378 and $1,332,938 for the years ended December 31, 2018 and 2017, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents kept with financial institutions in the People’s Republic of China (“PRC”) are not insured or otherwise protected. Should any of those institutions holding the Company’s cash become insolvent, or the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit on that institution.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There was a written off on bad debts of $14,394,402 arising due to the dispose of QZH for the twelve months ended December 31, 2018 or (2017: Nil)

INVENTORIES

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

For the years ended December 31, 2018 and 2017, basic (loss)/earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.46 and $(0.53), respectively. For the years ended December 31, 2018 and 2017, diluted (loss)/earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.46 and $(0.53), respectively.

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

For the fiscal year ended December 31, 2018

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31 2018 and December 31, 2017 were translated at RMB6.86 to $1.00 and RMB6.53 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2018 and December 31 2017 were RMB6.61 to $1.00 and RMB6.75 to $1.00, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

•	Other relevant historical events and subsequent matters:

•	Equity (Historical Balance)

The bulk of the Company’s agriculture-zoned land banks are owned by the Government that through land-usage rights permit the Company to develop properties, but to which no property title can be granted for them to be recognized as first-tier assets from which to borrow against, thus making obtaining any conventional lending based on those assets, virtually impossible to obtain. Therefore, up until the time that the Company secured the convertible loan of $25m from ECAB, the Company’s capital expenditures had been financed strictly through many individual investors and private entities either through private placements, debt, or services rendered to the Company settled with common shares. The table below summarizes the historical increase of TI&O shares and how they had been applied from 2007 to 2018:

			Total I & O shares		Share destribution (Using ARS)					Consideration received
As at	Shares issuance of the year				Investors			Loan & facility providers		& break-down
	TI&O		Post reversed split	After reversed splits	Original investors	Other payables	Staffs & Consultants (S&C)	Collateralized shares (no dividend & no voting rights)	Converted B shares
	Shares	% of increase	Shares	Shares	Shares	(in debtors, contractors etc.)	Shares	Shares	Shares	$
31.12.2007	44,000,000		44,000,000	4,444,444	4,444,444		-	-	-	44,000,000
31.12.2010	11,474,136	26%	55,474,136	5,603,448		1,159,004	-	-	-	6,884,475
31.12.2011	11,560,126	21%	67,034,262	6,771,138		707,010	460,680	-	-	15,141,018
31.12.2012	32,970,588	49%	100,004,850	10,101,500		3,238,847	91,515	-	-	19,892,203
31.12.2013	37,597,193	38%	137,602,043	13,899,196		3,500,487	297,209	-	-	18,164,376
31.12.2014	32,308,850	23%	169,910,893	17,162,716		2,863,513	400,008	-	-	15,914,829
31.12.2015	2,971,041	17%		20,133,757		-	47,787	2,216,184	707,070	24,594,063
31.12.2016	2,592,812	13%		22,726,569		-	1,331,565	1,261,247	-	20,468,192
31.12.2017	6,636,306	29%		29,362,875		-	1,668,302	4,968,004	-	4,389,560
31.12.2018	20,523,299	70%		49,886,174		17,340,690	3,182,609			11,750,131

					4,444,444	28,809,550	7,479,675	8,445,435	707,070	181,198,847

•      Debt Conversion: From 2010 to present, part of the capital funding realized by the Company has been by issuing shares to some of the unrelated third parties consisting of service providers, suppliers, lenders, and debtors, etc., totaling 28,809,550 shares.

•      Shares issued to staff, management, professional consultants and agencies to date of this report amount to 7,479,675 shares.

Since the beginning of the Company’s operations in China the Company provided share entitlement programs to selective staff and personnel that exemplified services and performance beyond their standard responsibilities; the annual amount capped at $1.5 million from 2007 to 2013, and increased to $2.5 million to present date with share values calculated at their respective market rates with the understanding that the Company reserves the right to defer share distribution until a later date, based on the Company’s assessment that market prices may improve and/or the rate at which they are issued could help mitigate any impact they could pose to the market.

Also, shares have been issued to professional consultants and agencies for services rendered that were pre-approved by the Company and written into their respective service contracts, some requiring immediate payment and others allowing their shares to be distributed over a period of time.

•     Collateral shares: This includes the Trade Facility consisting of 5,708,312 collateral shares, and Third-Party Loans consisting of 2,662,735 collateral shares, collectively that do not hold voting or dividend rights to be returned to the Company upon repayment. The maturity date on the Third-Party Loans and Trade Facility run through September 2019, but the Company anticipates repayment of a portion or all the loan balances as well as a reduction in the maximum Trade Facility line to occur before that time, as exemplified in the reduction of the Trade Facility line from $20,000,000 to $13,000,000 and the third parties’ loan debt has been reduced from $10,428,034 to $2,103,000 as at December 31st 2018.

•     The total consideration received from the above referred issuance of shares for $181,198,847 (fully paid up capital) together with (i) retained earnings of $458,811,844, (ii) accumulated other comprehensive income of ($10,415,786) and (ii) treasury stock of (1,250,000) forms the Company’s total equity (or, net assets) of $628,696,980 as December 31, 2018 (the equivalent of $16.83/share representing a decrease of $1.70/share compares to 2017’s $18.53/share).

•     The Company experienced a poor year in 2017 in which SJAP suffered operation losses exceeding $30 million due to the down-turn of the cattle industry in China coupled with the over spending on capital expenditure on Phase (1) of the Mega Farm Project which exceeded the original budget of US$50 million by more than 60% and the operation of AF4 (Production factory 1), the operation of AF5 (Production factory 2) and the open dams at the Mega Farm Project had a poor start and performed badly in 2017 suffering heavy losses such that by the first half of 2018, the Mega farm project had incurred debts over $4.5 million that really affected and tightened the Company’s cash-flow. At the same time, although the Company tried and worked extremely diligently to pursue some of the short term and long term loans the Company has been applying yet none of them was materialized enhancing the reason of why the Company had to issue over 20 million shares to redeem part of its outstanding debts in 2018.

•     Although there was no loan made during 2018, there are still on-going discussions with progress being made such that management of the Company is rather optimistic that it is only a matter of time until some of them will materialize, improving its cash flow position.

•     The Company remains committed to minimize any further use of equity in helping to bridge finance its operations yet remains open to the use of equity whenever it serves the purpose of securing conventional financing and other purposes accretive to the Company and its shareholders.

•	Third Party Loans to Tri-way secured by shares of the Company:

The Company has depended from time to time on bridge loan financing, namely from four individual third parties (“ITP”) whose loans had been repaid either in cash, shares or both. The issuance of shares (referred to as “Debt Settlement”) was in practice until the time that the Company committed in its August 14, 2014 Convertible Bond agreement with ECAB to discontinue repayment of loans through the issuance of Debt Settlement shares.

As it was mentioned in the 10-K for the fiscal year ended 2017, the ITP loans (provided through the same third parties) were provided to Tri-way (“Borrower”) with the final agreement entered into on August 5, 2016; the loan proceeds having been incrementally received between July 15, 2016 through September 28, 2016 for a total net principal amount of $10,428,034 at interest free term collateralized by 2.66 million shares (inclusive all top-up shares) matures by 23, September 2019. When the loan principal amount will be fully repaid the collateralized shares will be returned to the Company. As of the date of this report, there is $2,103,000 outstanding in this ITP.

General terms of the loans, include:

a)	Tri-way Industries Limited (Tri-way) is the responsible party to cover loan principal, interest, closing and any other related loan costs.
b)	SIAF, on behalf of Tri-way, acts as “Security Provider” providing shares of common stock as collateral against the loans.
c)	SIAF’s only liability is contingent upon failure of Tri-way to repay the loan. Since the shares have not been sold, but strictly are utilized as security collateral, and, to date, have not incurred further liability to SIAF, the Company has recorded the Consideration (Face Value $13.9 million ; LTV $10.4 million) as Non-Current Assets, offset by the issuance of (collateral) shares, which are reported in our Qs and Ks, accordingly.

•	The Trade Facility secured by shares of the Company:

As it was stated in the 10K 2017 report that “The Trade Facility” was originally entered into on September 22, 2015 that was finalized into an agreement dated June 17th 2016 consisting of SIAF having securitized the loan with 2,133,333 of its common shares valued at $12.50/share equivalent to the full face-value of the loan ($26,666,666), and the TPA having the full use of the trade facility to borrow and repay, against, as warranted, i.e. revolving LOC.

As such, the principal terms of this agreement are:

•     SIAF acts as “Security Provider” to initiate the Trade Facility to be employed.

•     The Third-Party Agent (“TPA”) (described as an Import & Export Trading House in Shanghai acting as distribution agent for the Company) is the responsible party to cover loan principal, interest, closing and any other related loan costs.

•     SIAF’s only liability is contingent upon failure of TPA to repay the loan. Since the shares are strictly utilized as security collateral, and, to date, have not incurred further liability to SIAF, the Company has recorded the Consideration (Face Value: $26,666,666; LTV: $20,000,000) as Non-Current Assets, offset by the issuance of collateral shares. The loan’s face value is to be secured by 133% of the value of the collateralized shares calculated to the prevailing market values from time to time based on request of the facility provider.

•	Shares issued as security were not issued for market trading, but as security against the loan required to be returned to SIAF upon full loan repayment by TPA, which, to date, has not incurred any liability to the Company.

As of December 31, 2018 there were a total of 5,708,312 shares (inclusive of top up shares) issued as collateral for the Trade Facility carrying an average value at $2.63/share, which still stands well above SIAF’s current market value.

TPA repaid $5,000,000 in Cash payment on December 19th 2017 to the Trade Facility Provider and agreed to have its facility face-value reduced to $20,000,000 and the net amount employed to $15,000,000. This amended arrangement was agreed to avoid further issuance of shares due to the current share price. As at December 31, 2018 TPA has further reduced the net amount employed to $13 million.

•	Information related to Tri-way Industries Limited (the unconsolidated investee of the Company)

Some of the information listed below were reported in 10K 2017 and recapped for 2018

•	The disposal of JFD and Tri-way (The Carve-out exercise)

At present, Tri-way remains a private company, but it is intended to be registered at the Hong Kong Stock Exchange within a few years. The Company’s ownership in Tri-way has been valued at USD 124.7 million, equal to 36.6% of the enterprise value (“EV”) of USD 340.6 million. This includes (i) 23.89% (EV = USD 81.4 million) as a result of retained interest in Tri-way, and (ii) 12.71% (EV = USD 43.3 million) acquired in exchange for outstanding debt owed to the Company. These values result from Aquafarm 1, assets held in Aquafarms 2-5 and rights to technology licensed from Capital Award, a wholly owned subsidiary of the Company. An independent appraisal was obtained to determine fair value, and this appraisal resulted in a one-time (deemed) gain of USD 56.9 million for SIAF, as further detailed, below.

Amounts shown incorporate audited adjustments:	HK$	HK$	$ equivalent

Fair value of interest retained in Tri-way
(US$340,594,377 x 23.89%)		630,601,974		81,367,997
Less:
Amount recognized prior to divestment of Tri-way
Net asset of Tri-way	251,946,656		32,509,246
Non-controlling interest at divestment	-62,683,968		8,088,254
Controlled group assets divested		189,262,688		24,420,992
Gain on disposal (including master licensing fees)		441,339,286		56,947,005

Net controlled group assets disposed
($27,872,348 x 76.11%)		-144,047,832		-18,586,817
Gain on revaluation of retained interest
Fair value of interest retained in Tri-way		630,601,974		81,367,997
Portion of divested assets retained in Tri-way
($27,872,348 x 23.89%)		-45,214,856		-5,834,175
Gain on disposal (including master licensing fees)		441,339,286		56,947,005

•	Table X below shows the derivation of $/shares after the injection of farms’ assets

	Fair values of Injected farms' assets
	Inclusive respective indoor and open dams properties
US$1=RMB6.7	FF1	PF1	PF2	PF3	PF4	Master License	Total
US$1=HK$7.7	AquaFarm(1)	Aqua Farm 2	Aqua farm 3	Aqua Farm 4	Aqua Farm 5
In US$ equivalent	US$	US$	US$	US$	US$	US$	US$

The Chattels	8,787,115.6	4,199,237.9	21,338,881.5	33,609,047.1	-	-	67,934,282.1
The P&E	5,148,769.2	5,391,657.1	2,326,044.8	24,045,576.5	-	-	36,912,047.6
The Intellectual Properties	5,672,862.0	6,348,029.3	13,669,794.7	30,228,181.0	69,053,863.7	30,000,000.0	154,972,730.7
The Buildings	8,256,870.8	12,832,764.2	12,659,859.0	11,883,710.4	-	-	45,633,204.4
Immovable structures	5,672,862.0	9,897,263.4	9,080,438.4	8,597,279.9	1,894,268.2	-	35,142,111.9
Total values	33,538,479.5	38,668,951.9	59,075,018.4	108,363,794.9	70,948,132.0	30,000,000.0	340,594,376.7

	Equity shares of Tri-way Industrial Limited (HK)
		Par value	Share Capital		Value/share
	# of shares	HK$	HK$	US$ equivalent	HK$	US$ equivalent
Shares issued prior to Injection	10,000	1	10,000	1,299	1	0.13
Addition shares issued after injection	99,990,000	1	2,622,576,701	340,594,377
Total Issued shares	100,000,000	1	2,622,586,701	340,595,675	26.23	3.41

•	Relevant dates of the transactions:

1	18-AUG-2016	Execution of Investment Agreement (IA)
2	18-AUG-2016	Jiangman Fishery Development Co. Ltd (JFD) acquired 25% of Guangzhou Kangi Enterprize Management Co. Ltd such that JFD becomes 100% owned by Tri-way Industries Limited (HK) (Tri-way)

3	18-AUG-2016	Effective Date that Investors agreed to inject their respective assets and businesses into the Assets Recipient, JFD, at the exchange value described in the Investment Agreement.
4.	30-SEP-2016	SIAF assumed ownership of Tri-way’s original assets in exchange for its original investment in Tri-way, in conjunction with TRW/JFD’s exercise of other farm assets owned by other investors injected into it, as well.
5.	05-OCT-2016	Completion Date on which Tri-way, with JFD having assumed ownership of said farms’ assets (inclusive, all farms), allocated equitable allotments of shares to the Investors (or, their Nominees) in exchange for their injected farms’ assets.

In reference to the press release dated January 17, 2017, wherein the Company had indicated that legal due diligence had been completed in relation to the carve-out of its aquaculture operations, the announcement that legal due diligence had been performed had been released in conjunction with what had been the main announcement, which was SIAF wishing to convey to its shareholders that JFD had been officially registered as a Wholly Foreign Owned Enterprise of Tri-way, making it legally eligible for SIAF shareholders to now own shares of Tri-way, directly.

•	The list of shareholders of record in Tri-way filed with Hong Kong Company Registrar:

Owner	Shares	%
Sino Agro Food (OTCQX:SIAF)	36,590,000	36,6%
Ample Rise Limited	2,750,000	2,8%
Fortune Legend Investments Limited	2,750,000	2,8%
Sino Agro Food (HK) Limited	31,998,572	32%
Good Sea Limited	4,250,000	4,3%
Green & Natural Limited	3,250,000	3,3%
Lucky Shine Development Limited	2,750,000	2,8%
Yongfeng Agricultural Investment Co	4,180,068	4,2%
The Business Advocate	4,521,360	4,5%
Fine Happy Limited	2,750,000	2,8%
Flying Cristal Limited	4,200,000	4,2%

Tri-way Industries is a privately held company, and the Company (holding 36.6% of the shares) is not able to disclose the identity of the remaining holders.

Based on information which has been filed with the Hong Kong Companies Registrar and which is publicly available, the following information can be provided about the shareholders of record:

➢     Sino Agro Food (the Company) holds 36.6% of the shares

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

•	Status and progress of Tri-way

➢ Tri-way’s business operation

(1). As it was mentioned in our 10-K 2017 report that Tri-way has been organizing a Trading Division based in HK to import frozen seafood and other frozen food products from other countries to be sold in China by JFD’s commercial arms (which are special vehicles (or companies)) being established since mid-2017 each holding their respective import/export permits and licenses.

In this regard, Tri-way’s imports (Frozen seafood and other foods) will differentiate from SIAF’s imports that mainly consist of live seafood and slaughtered/dressed beef.

Having the Trading Division established in HK would 1) allow Tri-way’s China operations to maintain its source of income as a primary producer of agriculture products and forego incurring any tax liability from value added and/or commercial sales of its product; and 2) allow Tri-way through its HK Trading Division to generate sufficient sales through the import/export industry helping it to attain a respectable IPO at a sooner date by helping to increase revenue in a shorter period of time than it would take to both build and initiate production at the Aquafarms in China.

Tri-way started its HK trading business since September 2018 and by March 31st 2019, Tri-way ‘s trading activity is generating an average of $2.5 million sales revenues per month at gross profit margin averaging above 13% netting an average of 7.5% after deducting financing cost and other associated expenses. It is important for Tri-way to maintain a consistent trading records for the next and subsequent months with steadily increased sales turn over and with reasonable profitable bottom lines such that it will be qualified to obtain much bigger trading line of credits from its banks when it will materialize some of the long term loans to allow more cash flow into the trading activity thus to increase the trading lines of credits from its banks. Once that has happened, Tri-way will aim to generate trading revenues to gradually reach US$500 million per year by 2021 at average gross profit margins of 12.5%.

(2). As of end February 2019, Tri-way’s management decided to concentrate efforts to produce “Mexican White Prawns” (MWP) in the Mega farm using its Aqua-farm (4 & 5) (its indoor APM farms of 18,000 m2) and to retrofit 660 Mu (or 110 acres) of its open dams into ODRAS dams targeting to produce around 3,500 MT of MWP by mid-year 2020 aiming at sales revenue to exceed $35 million at gross profit margin of 52% and gradually increase it up to 10,000 MT/year by mid-year 2022 aiming at sales revenues to exceed $100 m at gross profit margin of 58%.

At the end of March 2019, Tri-way has just completed all its civil engineering plans getting ready for the construction team to come in to start work on the open dams as soon as some of the applied financing will be in place. Judging by the engineering information, it will require less than $2 million to complete all retrofitting and reconstruction work as such Tri-way is working hard currently on a small short term loan to come to accommodate said work in progress as soon as possible. At the same time Tri-way has been granted a 60 days credit term by two of the biggest stock feed manufacturers of the country to ease the needs in working capitals to help to fasten the pace of progress of the mega farm.

This decision was influenced by the success of the YangJiang Prawn Farm (“YJPF”) situated at YangJiang District Guangdong Province with about 50 Mu of land for production sub-divided into 26 ODRAS dams that was engineered and constructed using CA’s ODRAS technology in 2017 with trailed runs being carried out through 2018 that has been proven successful. YJPF started its first commercial MWP growing program by starting to stock an average of 230,000 pieces of (PL 7 = Post Larvae 7 days old) per Mu on 21st January 2019 in said 26 ODRAS dams and by April 1st 2019 some 70 days later YJPF sold its 1st batch of MWP from 6 ODRAS dams achieving sales over $140,000 from 18 MT of MWP at averaged size of 10 gram/piece recording mortality rate of 18% and FCR (Feed conversion rate) of 1.03. YJPF will definitely improves here onward and this current performance is good when considering that it is YJPF’s first commercial production

(3). In Fiscal Year 2018, Tri-way’s existing farms (comprising Aqua-Farm 1 to 3 and 7 other contracted open dam farms) managed to generate sales revenues just on $100 m from the production of 12,300 MT of mixed fish and MWP at averaged gross profit margin of 29% netting over $14 million that is not including Aqua-farm 4 & 5.

•	Distribution of Tri-way shares to Our Shareholders has been delayed.

As was reported in the 10-K 2017:

(a). The Company’s intention to distribute 18.3% ownership of Tri-way Industries Ltd. to SIAF shareholders remains in effect and will be executed based on consideration of other items that need to be assessed and taken into consideration before its shares are available for transfer of ownership to SIAF shareholders. The main items having an impact on timing TRW share distribution are:

After consultation with our tax advisor it had been determined that a distribution of TRW shares to SIAF shareholders would incur a tax liability to the Company just shy of $10 million based on the distribution effectively constituting a dividend equivalent to one-half of the deemed gain on disposal that SIAF obtained at the time of TRW’s carve-out from the Company. The new tax law passed this past December does not lessen the tax liability since the trigger (i.e. deemed gain on disposal) had occurred prior to the new tax law going into effect and would carry over to whatever distribution occurs going forward. The Company has been investigating an option that would allow it to distribute the debt-based ownership it has just acquired from TRW (i.e. 12.71% transferred to the Company in Q4 2017) to SIAF shareholders, essentially allowing each shareholder to receive ownership of the debt owed to SIAF and in exchange allow that debt to be converted into either cash and/or TRW when applicable, likely in the form of a warrant. By the transfer of debt, there is no tax liability on any of the gain incurred as compared to any portion of the 23.89% ownership being distributed, which holds a tax liability due to the value it received from the deemed gain on disposal. Although, transferring debt ownership only accounts for 12.71% of the 18.3% intended to be distributed, the Company is looking at a lesser tax burden in distributing the remaining 5.59% in TRW ownership, were the original distribution option exercised.

(2). In addition to the above, distribution timing of TRW shares has also been curtailed due to work that has been in progress within recent months on one of the Company’s corporate exercise plans aiming to generate gains in share values to its shareholders. It is more beneficial to the shareholders if we shall wait a little longer until we shall firm up on said corporate exercise plan before we shall distribute said 18.3% Tri-way shares to its shareholders.

(3). The Company aims to honor its commitment of having a portion or all the intended 18.3% ownership in TRW distributed to SIAF shareholders during 2019 prior to the finalization of said corporate exercise plan upon its clearance without further comments from SEC.

•	Appointment of Mr. Colanukuduru Ravindran as independent director

On March 29, 2019, the Board of Directors (the “Board”) of the Company appointed Colanukuduru Ravindran as an independent director of the Company effective immediately. Mr. Ravindran will receive an annual fee of $60,000, payable in monthly installments, and be required to comply with certain confidentiality provisions. He will also be entitled to receive, on an annual basis, shares of the Company’s common stock having a value equal to $60,000

Mr. Ravindran has been serving as a director and as an executive in a variety of industries including energy (e.g. oil & gas) and information technology with 36 years of experience in strategy, finance, fundraising, and “techno commercial”, in the U.S., India and Singapore. From 2011 to 2015, Mr. Ravindran served as the Chief Executive Officer of Terrasoft, a software development and services company. Beginning in 2015 through the present, Mr. Ravindran has acted as the Director at Union King Corporation and Atlantic Resources, a company based out of Hong Kong that is involved in worldwide trading of garments, electronic household goods, seafood etc. IN addition, in 2016 he was appointed as Director of Tri-way Industries Ltd, an independent private limited company based in Hong Kong. Mr. Ravindran received a Bachelor’s degree in Chemical Technology from Annamalai University in Tamilnadu, India in 1978 and subsequently obtained a post graduate degree in Plastics as well as in International Trade from the Indian Institute of Foreign Trade.

There are no arrangements or understandings between Mr. Ravindran and/or any other persons pursuant to which Mr. Ravindran was named as a director of the Company. Mr. Ravindran has no family relationships with any of the Company's directors or executive officers or any persons nominated or chosen by the Company to be a director or executive officer. Mr. Ravindran has been appointed to the audit committee of the Board.

Other than as set forth herein, Mr. Ravindran has no direct or indirect material interest in any transaction or proposed transaction required to be reported under Section 404(a) of Regulation S-K or Item 5.02(d) of Form 8-K.

•	The immediate activities and directions of the Company

At this juncture for SIAF is the same as for Tri-way is to concentrate and to work side by side with Tri-way to generate the funding needed and to reduce capital expenditure spending, carefully nurture all W/C to sustain sales turn overs, restructure of all agriculture assets into more commercially bankable assets thus when funds are available we shall take on the following priorities within 2019:

* A well manage and organized Buy-Back Program

* Restructuring of debts and debt repayment program

* Expansion program on the Trading activities of SIAF

* Move forward on CA’s Malaysian and Indian Projects.

* Recruiting of the corporate management and corporate operation teams.

* Restructuring of agriculture assets into more bankable assets.

* Programing of a revitalized plan for SJAP.

* Accelerating the studies on merger and/or JV plans for JHST, HSA and MEIJI.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures have improved but yet were not deemed effective at a reasonable assurance level as of the end of such period. This conclusion was based on the material weakness identified in our internal control over financial reporting related, but which may or may not be entirely exclusive, to our accounting for disposal of assets resulting from discontinued operations, as described below.

Limitations on the Effectiveness of Controls

Our Chief Executive Officer and Chief Financial Officer does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and December 31, 2018. In making this assessment, he used the framework included in Internal Control — Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated 2013 Framework, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting had not been effective due to the identification of a material weakness related, but which may or may not be entirely exclusive, to our controls over our accounting for disposal of assets related to discontinued operations. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

•         We recently appointed two new directors, both of whom will serve on the Audit Committee. We expect appointing these individuals will augment our ability to ameliorate any weaknesses in our internal control over financial reporting.

•         Presently, Solomon Lee serves as both our Chief Executive Officer and our interim Chief Financial Officer due to the unfortunate passing of Daniel Ritchey, our former Chief Financial Officer, as reported in a Current Report on Form 8-K filed with the Commission on December 4, 2018. We are conducting a search for a suitable replacement for Mr. Ritchey but have not yet identified a candidate. We expect that appointing a new chief financial officer will augment our ability to ameliorate any weaknesses in our internal control over financial reporting.

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

However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period and the Chief Executive Officer and Chief Financial Officer, Independent Audit Committee, and Independent Auditor have concluded, through testing, that these controls are operating effectively.

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

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	76	CEO, Interim CFO and Chairman of the Board
Tan Poay Teik	60	Chief Marketing Officer and Director
Chen Bor Hann	54	Secretary and Director
Lim Chang Soh (Anthony)	55	Independent Director
Colanukuduru Ravindran	62	Independent Director

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

Colanukuduru Ravindran. Mr. Ravindran has been serving as a director and as an executive in a variety of industries including energy (e.g. oil & gas) and information technology with 36 years of experience in strategy, finance, fundraising, and “techno commercial”, in the U.S., India and Singapore. From 2011 to 2015, Mr. Ravindran served as the Chief Executive Officer of Terrasoft, a software development and services company. Beginning in 2015 through the present, Mr. Ravindran has acted as the Director at Union King Corporation and Atlantic Resources, a company based out of Hong Kong that is involved in worldwide trading of garments, electronic household goods, seafood etc. IN addition, in 2016 he was appointed as Director of Tri-way Industries Ltd, an independent private limited company based in Hong Kong. Mr. Ravindran received a Bachelor’s degree in Chemical Technology from Annamalai University in Tamilnadu, India in 1978 and subsequently obtained a post graduate degree in Plastics as well as in International Trade from the Indian Institute of Foreign Trade.

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

Board Committees:

Audit Committee

Our Audit Committee currently consists of Mr. Ravindran. Mr. Ritchey was a member of the Audit Committee until his appointment as the Company’s Acting Chief Financial Officer effective March 1, 2016. Mr. Yap resigned from our board of directors on August 15, 2017. Mr. Sandberg resigned from our board of directors on November 8, 2018. The Board has determined that:

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

Our Compensation Committee currently consists of Mr. Soh. The Board has determined that:

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

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Lee Yip Kun Solomon	2017	336,000	0	0	0	0	0	336,000
Chief Executive Officer	2018	336,000	0	0	0	0	0	336,000
Tan Paoy Teik	2017	174,000	0	0	0	0	0	174,000
Chief Marketing Officer	2018	174,000	0	0	0	0	0	174,000
Chen Bor Hann	2017	60,000	0	0	0	0	0	60,000
Secretary	2018	60,000	0	0	0	0	0	60,000

Summary Equity Awards or payments for remuneration

There has been no equity incentive award made to any of our executive officers as of our fiscal year ended December 31, 2017 and 2018.

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

 The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 49,866,174 issued and outstanding shares of common stock as of December 31, 2018 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or Company known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Name and address	Shares of Common Stock	Percent of Common Stock	Shares of Series A Preferred Stock	Percent of Series A Preferred Stock	Percent of Capital Stock (1)
Directors and Officers (2):
Lee Yip Kun Solomon	2,459,697	4.93%	75	75%	60.99%
Tan Poay Teik	220,000	*	20	20%	16.09%
Chen Bor Hann	82,787	*	5	5%	4.03%
Anthony Soh	14,887	*	—	0	*
Colanukuduru Ravindran	—	*

All Officers and Directors as a Company (5 persons)	2,777,371	5.57%	100	100%	81.11%

5% or Greater Beneficial Owners
Nordnet Pensionsförsäkring AB	4,642,283	9.31%	—	0	1.86%
Forsakringsaktiebolaget Avanza Pension	4,561,382	9.15%	—	0	1.83%
Iliad Research & Trading, LP (3)	4,736,292	8.67%	—	0	1.86%
Garrett R. D’Alessandro	2,821,458	5.66%	—	0	1.13%

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

(3)       We believe, based on a Schedule 13G filed with the SEC on January 4, 2019, that the reporting person Iliad Management, LLC is the General Partner of reporting person Iliad. Iliad has rights, under a convertible promissory note, to own an aggregate number of shares of our common stock which, except for a contractual cap on the amount of outstanding shares that Iliad may own, would exceed such a cap. Iliad's current ownership cap is 9.99%. Thus, the number of shares of our common stock beneficially owned by Iliad as of January 4, 2019 was 4,736,292 shares, which is 8.67% of the 49,866,174 shares outstanding on December 31, 2018.

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

On December 31, 2017, the Company was indebted to Mr. Lee in the amount of $2,070,390, and on December 31, 2018 is indebted to Mr. Lee in the amount of $107,074. The amounts are unsecured, interest free and have no fixed term of repayment.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Principal Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants Zhen Hui CPA (“ZHCPA”) with respect to FYE 2018 and ECOVIS David Yeung Hong Kong with respect to FYE 2017 (“Ecovis”) for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

ZHCPA	2018	$150,000
Ecovis	2017	$180,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

ZHCPA	2018	$30,000
Ecovis	2017	$0

PART IV

ITEM 15         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements

See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement - Tri-way selling equity interest in TianQuan Science. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents: Capital Award, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents: Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents: Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents: Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws. Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

3.16	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

3.17	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 10, 2014 as Exhibit 3.1 thereto.

3.18	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Foods, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2012 as Exhibit 3.1 thereto.

4.7	Amended and Restated Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

4.8	Promissory Note dated August 29, 2014. Incorporated herein by reference to the Current Report on Form 8-K filed on September 5, 2014 as Exhibit 4.1 thereto.

4.9	Certificate of Amendment to Certificate of Designation of the Series B Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.2 thereto.

14	Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013 as Exhibit 14 thereto.

21	List of subsidiaries. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 21 thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 .INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

ITEM 16.	FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

April 15, 2019	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2019	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

April 15, 2019	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Officer, Marketing

April 15, 2019	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary

April 15, 2019	By:	/s/ SOH LIM CHANG
Soh Lim Chang,
Director

April 15, 2019	By:	/s/ COLANUKUDURU RAVINDRAN
Colanukuduru Ravindran
Director

SINO AGRO FOOD, INC. AND SUBSIDIARIES

Zhen Hui Certified Public Accountants

Units 1403-1404, Dominion Centre, 43-59 Queen’s Road East, Wan Chai, Hong Kong.

Tel : (852) 2521 0706

Fax : (852) 2521 7624

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Sino Agro Food, Inc.

(Incorporated in the State of Nevada, United States of America)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sino Agro Food, Inc. (the Company) and its subsidiaries (collectively referred to as the “Group”) as of December 31, 2018, and the related consolidated statements of income and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the year ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2018, and the results of its operations and its cash flow for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Zhen Hui Certified Public Accountants

We have served as the Company’s auditor since 2018.
Zhen Hui Certified Public Accountants

Hong Kong,

April 15, 2019

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	2018	2017

ASSETS
Current assets
Cash and cash equivalents	7	$4,950,799	$560,043
Inventories	8	54,582,241	52,628,947
Costs and estimated earnings in excess of billings on uncompleted contracts	20	250,828	1,249,187
Deposits and prepayments	9	52,241,190	70,459,650
Accounts receivable, net of allowance for doubtful accounts	10	101,652,131	82,971,418
Other receivables	11	28,307,526	20,680,478
Total current assets		241,984,715	228,549,723
Non-current assets
Plant and equipment, net of accumulated depreciation	12	230,645,659	246,857,797
Construction in progress	13	12,515,527	6,178,308
Land use rights, net of accumulated amortization	14	53,814,281	54,838,031
Total non-current assets		296,975,467	307,874,136
Other assets
Goodwill	15	724,940	724,940
Proprietary technologies, net of accumulated amortization	16	8,937,071	9,588,605
Interests in unconsolidated investees	17	207,074,626	192,290,541
Temporary deposits paid to entities for investments in Sino joint venture companies	18	34,905,960	34,917,222
Total other assets		251,642,597	237,521,308

Total assets		$790,602,779	$773,945,167

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$8,280,358	$4,243,496
Billings in excess of costs and estimated earnings on uncompleted contracts	20	5,348,293	5,740,065
Due to a director		2,046,499	107,074
Other payables	21	42,523,811	40,593,482
Borrowings - Short term bank loans	22	4,589,828	4,667,890
Derivative liability	23	2,100	2,100
Convertible note payable	23	3,894,978	3,894,978
Income tax payable		-	377
		66,685,867	59,249,462

Non-current liabilities
Other payables	21	7,792,774	11,089,779
Borrowings - Long term debts and bank loan	22	5,536,938	6,045,302
		13,329,712	17,135,081

Commitments and contingencies	27	-	-

Stockholders’ equity
Common stock: $0.001 par value (50,000,000 shares authorized, 49,866,174 and 29,362,875 shares issued and outstanding as of December 31, 2018 and 2017, respectively)	24	49,866	29,363
Additional paid - in capital		181,501,056	169,743,640
Retained earnings		458,811,844	441,488,507
Accumulated other comprehensive income		(10,415,786)	2,346,174
Treasury stock		(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		628,696,980	612,357,684
Non - controlling interest		81,890,220	85,202,940
Total stockholders’ equity		710,587,200	697,560,624
Total liabilities and stockholders’ equity		$790,602,779	$773,945,167

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Note	2018	2017

Revenue
- Sale of goods		$130,543,170	$181,183,609
- Consulting and service income from development contracts		11,127,393	16,983,330
- Commission income		-	-
		141,670,563	198,166,939
Cost of goods sold		(110,967,348)	(164,974,247)
Cost of services		(9,051,408)	(13,566,203)
Gross profit		21,651,807	19,626,489

General and administrative expenses		(15,595,032)	(19,780,290)
Net income/(loss) from operations		6,056,775	(153,801)

Other income / (expenses)
Government grant		649,095	2,539,989

Other income		56,672	100,218

Change in fair value of derivative liability		-	209,219

Loss on restructuring		-	(6,225,204)

Bad debts written off		-	(14,394,402)

Impairment on interests in unconsolidated investees		-	(153,046)

Non-operating expenses		(4,609,253)	(10,717,693)

Net loss from disposal of variable interest entity - QZH	6	-	(9,365,643)

Share of income from unconsolidated equity investee		14,251,264	12,010,051

Interest expense		(600,519)	(3,952,631)

		9,747,259	(29,949,142)

Net income/(loss) before income taxes		15,804,034	(30,102,943)

Provision for income taxes	5	-	(1,684)

Net income/(loss)		15,804,034	(30,104,627)
Less: Net loss attributable to non - controlling interest		1,519,303	17,000,482
Net income/(loss) attributable to Sino Agro Food, Inc. and subsidiaries		17,323,337	(13,104,145)

Other comprehensive income/(loss) - Foreign currency translation income/(loss)		(14,555,377)	12,781,924
Comprehensive income/(loss)		2,767,960	(322,221)
Less: other comprehensive loss/(income) attributable to non - controlling interest		1,793,417	(5,602,048)
Comprehensive income/ (loss) attributable to Sino Agro Food, Inc. and subsidiaries		4,561,377	(5,924,269)

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	29	$0.46	$(0.53)
Diluted	29	$0.46	$(0.53)

Weighted average number of shares outstanding:
Basic	29	37,336,164	24,711,015
Diluted	29	37,336,164	24,711,015

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Series B Convertible		Series F Non Convertible
	Common stock		Series A Preferred stock		Preferred stock		Preferred stock
	Par value $0.001		Par value $0.001		Par value $0.001		Par value $0.001
	Number	Nominal	Number	Nominal	Number	Nominal	Number	Nominal
	of shares	Amount	of shares	Amount	of shares	Amount	of shares	Amount
		$		$		$		$
Balance as of January 1, 2017	22,726,859	22,727	100	-	-	-	-	-
Issue of common stock
- Employees’ and professional compensation	1,668,302	1,668	-	-	-	-	-	-
- As security for finance raised	4,967,714	4,968	-	-	-	-	-	-
Net income for the year
Deemed disposal of subsidiaries	-	-	-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2017	29,362,875	29,363	100	-	-	-	-	-
Issue of common stock
- Employees’ and professional compensation	16,567,860	16,568	-	-	-	-	-	-
- As security for finance raised	3,935,439	3,935	-	-	-	-	-	-
Net income for the year								-
Disposal of a variable interest entity - QZH	-	-	-	-	-	-	-	-
Capital injection by non-controlling interest	-	-	-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2018	49,866,174	49,866	100	-	-	-	-	-

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

					Accumulated
	Treasury stock		Additional		other	Non -
	Number		paid - in	Retained	comprehensive	controlling
	of shares	Amount	capital	earnings	income	interest	Total
		$	$	$	$	$	$
Balance as of January 1, 2017	(101,010)	(1,250,000)	155,741,280	454,592,652	(4,335,355)	99,166,749	703,938,053
Issue of common stock
- Employees’ and professional compensation	-	-	1,953,484	-	-	-	1,955,152
- As security for finance raised	-	-	12,048,876	-	-	-	12,053,844
Net loss for the year				(13,104,145)		(17,000,482)	(30,104,627)
Disposal of a variable interest entity-QZH					(498,347)	(5,082,410)	(5,580,757)
Capital injection by non-controlling interest	-	-	-	-	-	2,517,035	2,517,035
Foreign currency translation difference	-	-	-	-	7,179,876	5,602,048	12,781,924
Balance as of December 31, 2017	(101,010)	(1,250,000)	169,743,640	441,488,507	2,346,174	85,202,940	697,560,624
Issue of common stock
- Employees’ compensation	-	-	10,283,322	-	-	-	10,299,890
- As security for finance raised	-	-	1,474,094	-	-	-	1,478,029
Net income for the year				17,323,337		(1,519,303)	15,804,034
Foreign currency translation difference	-	-	-	-	(12,761,960)	(1,793,417)	(14,555,377)
Balance as of December 31, 2018	(101,010)	(1,250,000)	181,501,056	458,811,844	(10,415,786)	81,890,220	710,587,200

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017

Cash flows from operating activities
Net income (loss) for the year	$15,804,034	$(30,104,627)
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	13,080,991	8,350,811
Amortization	2,270,012	2,198,080
Gain on deemed disposal of subsidiaries	-	-
Loss on disposal from a variable interest entity	-	9,365,643
Share based compensation costs	2,308,869	4,184,638
Other amortized cost arising from convertible notes and others	-	106,297
Impairment on long outstanding receivables and prepayments	-	2,341,746
Impairment on interests in unconsolidated investees	-	153,046
Change in fair value of a derivative liability	-	(209,219)
Bad debts written off	-	14,394,402
Gain on disposal	-	(3,033)
Loss on restructuring	-	6,225,204
Share of unconsolidated equity investee	(14,251,264)	(12,010,051)
Changes in operating assets and liabilities:
Decrease in inventories	(1,953,294)	5,395,794
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts	998,359	(508,203)
Increase in deposits and prepaid expenses	15,429,559	(15,289,681)
(Decrease) increase in due to a director	1,939,425	(1,963,316)
Increase/(decrease) in accounts payable and accrued expenses	5,203,787	2,594,611
Increase in other payables	6,577,152	19,025,599
Decrease (increase) in accounts receivable	(18,680,713)	9,142,535
(Decrease) increase in tax payable	-	(753)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(391,772)	3,109,313
Decrease in other receivables	(7,627,048)	35,877,232
Increase in interests in unconsolidated investees	(532,821)	(38,422,483)
Net cash provided by operating activities	20,175,276	23,953,585
Cash flows from investing activities
Acquisition of plant, property and equipment	(7,072,692)	(22,809,544)
Payment for construction in progress	(6,755,327)	(10,772,885)
Proceed from disposal of a long term investee	-	740,521
Proceed from disposal of plant, property and equipment	-	124,536
Net cash used in investing activities	(13,828,019)	(32,717,372)
Cash flows from financing activities
-Proceeds from convertible bond payable	-	4,000,000
Capital contribution from non-controlling interest	-	2,517,035
Proceeds from short term debts	4,533,777	5,924,171
Long term debts repaid	(75,563)	-
Short term bank loan repaid	(4,533,777)	(2,962,085)
Net cash provided by financing activities	(75,563)	9,479,121
Effects on exchange rate changes on cash	(1,880,938)	(2,731,349)

(Decrease)/increase in cash and cash equivalents	4,390,756	(2,016,015)
Cash and cash equivalents, beginning of year	560,043	2,576,058
Cash and cash equivalents, end of year	$4,950,799	$560,043

Supplementary disclosures of cash flow information:
Cash paid for interest	$561,176	$1,395,143
Cash paid for income taxes	$-	$2,437
Non - cash transactions
Common stock issued as security for finance raised	$1,478,029	12,053,844
Common stock issued for services and compensation	$10,299,890	$1,955,152
Transfer construction in progress to property and equipment	$-	$36,411,070
Transfer deposits and prepaid expenses to property and equipment	$-	$107,040
Convertible bond adjustments	$-	$105,022

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On September 9, 2010, an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved

On March 23, 2017, Qinghai Quanwang Investment Management Company Limited (“Quanwang”) acquired 8.3% equity interest in SJAP for total cash consideration of $459,137. As of December 31, 2018, APWAM owned 41.25% of SJAP, Garwor owned 50.45% and Quanwang owned the remaining 8.3%.

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

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest*	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (2017: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (2017: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (2017: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (2017: 100%) directly	Dormant

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (2017: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading
A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (2017: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (2017: 75%) Indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (2017:75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (2017:76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity (Note 21)	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	41.25% (2017: 41.25%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle

* This represents stockholding percentage of total equity.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

2.4	BASIS OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company, its subsidiaries CA, CS, CH, MEIJI, JHST, JHMC, HSA, APWAM, SAFS and its variable interest entity SJAP. All material inter-company transactions and balances have been eliminated in consolidation.

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

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for recognizing revenue from contracts with customers. The Company adopted this standard effective January 1, 2018.

The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenues generated mainly from trading of frozen food and sales of agricultural products are recognized at a point in time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenues.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $26,129 and $16,748 for the years ended December 31, 2018 and 2017, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $1,541,484, and $1,777,383 for the years ended December 31, 2018 and 2017, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $453,378, and $1,332,938 for the years ended December 31, 2018 and 2017, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $10,415,786 as of December 31, 2018 and $2,346,174 as of December 31, 2017. The balance sheet amounts with the exception of equity as of December 31, 2018 and December 31, 2017 were translated using an exchange rate of RMB 6.86 to $1.00 and RMB 6.53 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2018 and 2017 were RMB 6.61 to $1.00 and RMB 6.75 to $1.00, respectively.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.19	PROPRIETARY TECHNOLOGIES

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

2.20	CONSTRUCTION IN PROGRESS

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

2.21	LAND USE RIGHTS

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

2.22	EQUITY METHOD INVESTMENTS

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of December 31, 2018 and 2017 amounted to $4,720,793 and $327,019, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	2018	2017

Customer A	31.65%	26.00%
Customer B	21.33%	10.88%
Customer C	16.68%	10.23%
Customer D	7.85%	8.57%
Customer E	5.68%	-%
Customer F	-%	22.08%
	83.19%	77.76%

		Percentage of revenue	Amount
Customer A	Corporate Division	31.65%	$44,833,142
Customer B	Cattle Farm Development and HU Plantation Division	21.33%	$30,218,987
Customer C	Corporate Division	16.68%	$23,624,028

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	2018	2017

Customer A	12.76%	7.34%
Customer B	9.67%	4.78%
Customer C	10.05%	7.49%
Customer D	59.81%	27.13%
Customer E	1.8%	-%
Customer F	-%	12.31%
	94.09%	59.05%

As of December 31, 2018, amounts due from customers A, C and D are $12,966,579, $10,212,016 and $60,799,365, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2018 and 2017, the Company determined no impairment losses were necessary.

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

For the years ended December 31, 2018 and 2017, basic earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.46, and $(0.53), respectively. For the years ended December 31, 2018 and 2017, diluted earnings (loss) per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.46, and $(0.53), respectively.

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

Financial instruments consist principally of cash, accounts receivable, Deposits and prepayments, accounts payable and accrued expenses, other payables, due to a director and income tax payables. The carrying amounts of such financial instruments in the accompanying condensed consolidated balance sheet approximate their fair values due to their relatively short-term nature. The Company’s long-term borrowing, promissory notes and convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2018. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of income and other comprehensive income that are attributable to the change in the fair value of the derivative liability. The Company has no other assets or liabilities measured at fair value on a recurring basis.

2.35	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

2.36	RECLASSIFICATION

Certain balances have been reclassified in the December 31, 2017 consolidated balance sheet and the consolidated statement of cash flows on a basis consistent with the financial statements as of and for the year ended December 31, 2018.

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

	2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$11,127,393	$3,617,249	$28,909,768	$29,558,983	$68,457,170	$141,670,563

Net income (loss)	$1,567,429	$(3,037,306)	$(280,356)	$3,491,893	$15,581,677	$17,323,337

Total assets	$87,129,117	$43,484,157	$327,374,461	$42,288,332	$290,326,712	$790,602,779

	2017
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$16,983,330	$4,638,095	$84,356,986	$20,401,361	$71,787,167	$198,166,939

Net income (loss)	$3,224,985	$(1,440,925)	$(18,090,904)	$2,623,332	$579,367	$(13,104,145)

Total assets	$79,997,651	$47,881,252	$336,073,537	$33,207,995	$276,784,732	$773,945,167

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Note

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”). On December 30, 2017 QZH was disposed to third party and derecognized as variable interest entity on the same date.

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (publ) (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	2018
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,617,249	-	-	-	3,617,249

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	9,671,330	-	-	9,671,330

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	19,238,438	-	-	19,238,438

Macau Eiji Company Limited (“MEIJI”)	-	-	-	29,558,983	-	29,558,983

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	68,457,170	68,457,170

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	11,127,393	-	-	-	-	11,127,393

	$11,127,393	$3,617,249	$28,909,768	$29,558,983	$68,457,170	$141,670,563

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	2017
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	4,638,095	-	-	-	4,638,095

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	7,167,845	-	-	7,167,845

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	27,911,680	-	-	27,911,680

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	49,277,461	-	-	49,277,461

Macau Eiji Company Limited (“MEIJI”)	-	-	-	20,401,361	-	20,401,361

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	71,787,167	71,787,167

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	16,983,330	-	-	-	-	16,983,330

	$16,983,330	$4,638,095	$84,356,986	$20,401,361	$71,787,167	$198,166,939

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SEGMENT INFORMATION

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	2018
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm	Corporate
	Development	Plantation	Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,098,390	-	-	-	3,098,390

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	6,894,335	-	-	6,894,335

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	14,937,535	-	-	14,937,535

Macau Eiji Company Limited (“MEIJI”)	-	-	-	24,761,345	-	24,761,345

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	61,275,743	61,275,743
	$-	$3,098,390	$21,831,870	$24,761,345	$61,275,743	$110,967,348

COST OF SERVICES

	2018
			Organic
	Fishery		Fertilizer and	Cattle Farm	Corporate
	Development	HU Plantation	Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$9,051,408	$-	$-	$-	$-	$9,051,408

	$9,051,408	$-	$-	$-	$-	$9,051,408

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	2017
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm	Corporate
	Development	Plantation	Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,254,567	-	-	-	3,254,567

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,991,411	-	-	4,991,411

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	18,961,620	-	-	18,961,620

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	57,314,727	-	-	57,314,727

Macau Eiji Company Limited (“MEIJI”)	-	-	-	16,629,579	-	16,629,579

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	63,822,343	63,822,343
	$-	$3,254,567	$81,267,758	$16,629,579	$63,822,343	$164,974,247

COST OF SERVICES

	2017
			Organic
	Fishery		Fertilizer and	Cattle Farm	Corporate
	Development	HU Plantation	Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	$13,566,203	$-	$-	$-	$-	$13,566,203

	$13,566,203	$-	$-	$-	$-	$13,566,203

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

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

As of December 31, 2018, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES (CONTINUED)

China

The Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DE’s ”) and Foreign Invested Enterprises (“FIE’s”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DE’s and FIE’s. The Company is currently evaluating the impact that the new EIT will have on its financial condition. Beginning January 1, 2008, China unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Under new tax legislation in China beginning in January 2008, the agriculture, dairy and fishery sectors are exempt from enterprise income taxes.

No EIT has been provided in the financial statements of SIAF, JHST, JHMC, HSA, and SJAP since they are exempt from EIT for the years ended December 31, 2018 and 2017 as they are within the agriculture, and cattle sectors.

No EIT has been provided in the financial statements of QZH since they are exempt from EIT for the period ended December 30, 2017 (date of de-recognition QZH as subsidiary) and as it is within the cattle sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the years ended December 31, 2018 and 2017.

Sweden

Sweden Corporate income tax has been provided at 22% on reported profit for the year ended December 31, 2018 and 2017 in the consolidated financial statements of SAFS.

No deferred tax assets and liabilities are of December 31, 2018 and 2017 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	2018	2017

SIAF	$-	$-
SAFS	-	1,684
CA, CH and CS	-	-
MEIJI and APWAM	-	-
JHST, JHMC, SJAP, QZH and HSA	-	-
	$-	$1,684

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2018 and 2017. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

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

(a)	Net loss from disposal of a variable interest entity, QZH

Cash and cash equivalents	$17,060
Inventories	4,567,530
Prepayments	2,692,571
Accounts receivables	16,403,731
Other receivables	1,855,971
Plant and equipment	3,888,987
Intangible assets	2,870
29,428,720
Less: Accounts payable	(7,140,439)
Other payables	(5,811,425)
Short term borrowings	(1,530,456)
Non-controlling interests	(5,082,410)
Accumulated exchange difference	(498,347)
Net assets and liabilities disposed as of December 30, 2017	$9,365,643

Satisfied by:
Cash consideration	$-

(b)	Net cash outflow from disposal of a variable interest entity, QZH

2018

Cash and cash equivalents disposed of	$(17,060)
Net cash outflow disposal of a variable interest entity, QZH	$(17,060)

7.	CASH AND CASH EQUIVALENTS

	2018	2017

Cash and bank balances	$4,950,799	$560,043

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

As of December 31, 2018, inventories are as follows:

	2018	2017

Bread grass	$744,378	$976,514
Beef cattle	11,561,117	5,903,442
Organic fertilizer	14,266,923	16,832,390
Forage for cattle and consumable	7,252,280	7,397,910
Raw materials for bread grass and organic fertilizer	18,885,258	19,113,274
Immature seeds	1,872,285	2,405,417
	$54,582,241	$52,628,947

9.	DEPOSITS AND PREPAYMENTS

	2018	2017

Deposits for
- purchases of equipment	$2,158,867	$2,815,774
- acquisition of land use rights	174,851	3,244,567
- inventories purchases	16,921,188	24,282,950
- construction in progress	4,789,035	11,365,748
- issue of shares as collateral	24,928,324	25,427,293
Shares issued for employee compensation and overseas professional and bond interest	643,457	702,625
Others	2,625,468	2,620,693
	$52,241,190	$70,459,650

Impairment were $nil and $1,378,957 for the years ended December 31, 2018 and 2017, respectively. The impairment was included in non-operating expenses.

10.	ACCOUNTS RECEIVABLE

All accounts receivable are reflected as a current asset and no allowance for bad debt of December 31, 2018 and 2017, respectively.

Aging analysis of accounts receivable is as follows:

	2018	2017

0 - 30 days	$7,447,269	$7,973,308
31 - 90 days	22,684,605	18,240,251
91 - 120 days	16,456,895	5,725,069
over 120 days and less than 1 year	11,773,454	21,551,845
over 1 year	43,289,908	29,480,945
	$101,652,131	$82,971,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER RECEIVABLES

	2018	2017

Advanced to employees	$561,330	$219,186
Advanced to suppliers	3,831,926	3,768,585
Advanced to customers	14,114,249	11,982,331
Advanced to developers	453,155	399,449
Others	9,346,866	4,310,927
	$28,307,526	$20,680,478

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

Impairment were $nil and $962,789 for the years ended December 31, 2018 and 2017, respectively. The impairment was included in non-operating expenses.

12.	PLANT AND EQUIPMENT

	2018	2017

Plant and machinery	$5,299,631	$5,501,975
Structure and leasehold improvements	200,734,812	209,378,338
Mature seeds and herbage cultivation	54,643,255	49,685,830
Furniture and equipment	695,461	699,494
Motor vehicles	590,416	614,792
	261,963,575	265,880,429

Less: Accumulated depreciation	(31,317,916)	(19,022,632)
Net carrying amount	$230,645,659	$246,857,797

Depreciation expenses were $13,080,991 and $8,350,811 for the years ended December 31, 2018, and 2017, respectively

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	CONSTRUCTION IN PROGRESS

	2018	2017

Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$7,285	$-
- Oven room, road for production of dried flowers	-	-
- Organic fertilizer and bread grass production plant and office building	6,484,045	-
- Rangeland for beef cattle and office building	6,024,197	6,178,308
- Fish pond and breeding factory	-	-
	$12,515,527	$6,178,308

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	LAND USE RIGHTS

	2018	2017

Cost	$65,779,178	$65,573,223
Less: Accumulated amortization	(11,964,897)	(10,735,192)
Net carrying amount	$53,814,281	$54,838,031

Amount

Balance @1.1.2017	$62,341,829
Exchange difference	3,231,394
Balance @12.31.2017	$65,573,223
Exchange difference	205,955
Balance @12.31.2018	$65,779,178

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights were $1,686,879 and $1,616,471 for the years ended December 31, 2018 and 2017, respectively. No impairment of land use right has been identified for the years ended December 31, 2018 and 2017.

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

	2018	2017

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

16.	PROPRIETARY TECHNOLOGIES

By an agreement dated November 12, 2008, CA acquired an enzyme technology master license, registered under a Chinese patent, for the manufacturing of livestock feed and bioorganic fertilizer and its related labels for $8,000,000. On October 1, 2015, the Company took up such assets at $5,473,720.

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

	2018	2017

Cost	$11,113,267	$11,211,100
Less: Accumulated amortization	(2,176,196)	(1,622,495)
Net carrying amount	$8,937,071	$9,588,605

Amortization of proprietary technologies was $583,133 and $581,609 for the years ended December 31, 2018 and 2017 respectively. No impairments of proprietary technologies have been identified for the years ended December 31, 2018 and 2017

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

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2017. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended December 31, 2016. The Company converted the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2017, which resulted in equity interest in TRW from 23.89% to 36.60%

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for RMB1,000,000. Impairment were $nil and $153,046 for the years ended December 31, 2018 and 2017, respectively.

	2018		2017

Investments at cost	$		$
- TRW		149,720,418		134,694,930
- HITT		-		-
Amount due from a consolidated equity investee - TRW		57,354,208		57,595,611
		$207,074,626		$192,290,541

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		2018	2017

A	Trade center	*	$12,000,000	$12,000,000
B	Fish and prawn Farm 2 GaoQiqiang Aquaculture	*	17,403,959	17,403,959
C	Cattle farm 2	*	5,502,001	5,513,263
			$34,905,960	$34,917,222

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of December 31, 2018, the percentages of equity stakes of A (trade and seafood centers), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

19.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of December 31, 2018, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2018, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

The reasons for the QZH qualified as a VIE are as follows:

•	Originally, SJAP was sole stockholder of QZH, owned 100% equity interest in QZH and controlled directorship of QZH.

•	On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“QQI”) contributed additional capital of $4,157,682 and $769,941, respectively. As of result, SJAP decreased its equity interest from 100% to 86% and QQI owned 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoyed interest 6% annually on its capital contribution and did not enjoy any profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings.

•	Consequently, the Company still indirectly control directorship of QZH, such that the Company now had a majority interest in the directorship of QZH. Also, and in accordance with the Company’s Sino Joint Venture Agreement, the Company’s controlled QZH’s chief financial officer appointment. As a result, the financial statements of QZH were included in the consolidated financial statements of the Company.

As of December 30, 2017, QZH was derecognized as a VIE.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	2018	2017

Costs	$6,186,261	$8,208,912
Estimated earnings	4,777,300	6,740,289
Less: Billings	(10,712,733)	(13,700,014)
Costs and estimated earnings in excess of billings on uncompleted contracts	$250,828	$1,249,187

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	2018	2017

Billings	$47,929,092	$41,543,554
Less: Costs	(29,094,568)	(23,980,880)
Estimated earnings	(13,486,231)	(11,822,609)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,348,293	$5,740,065

(iii)	Overall

	2018	2017

Billings	$58,641,825	$55,243,568
Less: Costs	(35,280,829)	(32,189,792)
Estimated earnings	(18,263,531)	(18,562,898)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,097,465	$4,490,878

21.	OTHER PAYABLES

	2018	2017

Due to third parties	$13,068,387	$11,133,656
Straight note payable (note 23(i))	29,367,999	29,367,999
Promissory notes issued to third parties	7,792,774	11,089,779
Due to local government	87,425	91,827
	$50,316,585	$51,683,261

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(7,792,774)	(11,089,779)
Amount classified as current liabilities	$42,523,811	$40,593,482

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Name of lender	Interest rate	Term	2018	2017

China Development Bank Qinghai Province, the P.R.C.	5.2835%	November 29, 2017 - November 28, 2018	-	3,060,913

China Development Bank Qinghai Province, the P.R.C.	5.2835%	December 14, 2017 - December 13, 2018	-	1,530,455

China Development Bank Qinghai Province, the P.R.C	4.7306%	December 27, 2018 - December 27, 2019	4,371,265	-

Add: current portion of a long term bank loan			218,563	76,522

Short term bank loans			4,589,828	4,667,890

China Development Bank Qinghai Province, the P.R.C.	5.39%	December 16, 2016 - December 15, 2026	5,755,501	6,121, 824

Less: current portion of long term bank loan			(218,563)	(76,522)

Long term bank loans			$5,536,938	$6,045,302

On November 29, 2017 and December 14, 2017, the Company obtained two 1-year short term loans of RMB20 million (approximately $3.06million) and RMB10 million (approximately $1.53million) respectively from China Development Bank for the period from November 29, 2017 to November 28, 2018 and December 14, 2017 to December 13, 2018 respectively, bearing fixed interest at 5.2835% per annum. Both loans were guaranteed by Xining City SME Guarantee Corporation and have been repaid on November 28, 2018 and December 13, 2018, respectively.

On December 16, 2016, the Company obtained a 10-year long term loan of RMB40million (approximately $6.05million) from China Development Bank for the period from December 16, 2016 to December 15, 2026, bearing an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate which is 5.39% (2017: 5.39%). The loan was guaranteed by Mr. Zhao Yilin and Ms. Song Haixian, Mr. Zhao Yilin’s wife. The loan was also secured by land use right with net carrying amount of $397,269 as of December 31, 2018 (2017: 429,982) and a batch of plant, machinery and equipment with net carrying amount of $5,326,385 (2017: 5,954,915). On December 14, 2018, RMB500,000 (approximately $75,563) was repaid to the bank. According to the loan agreement, RMB1,500,000 (approximately $218,563) was schedule to be repaid by November 20, 2019 in two partial repayments.

On December 27, 2018, the Company obtained a 1-year short term loan of RMB30 million (approximately $4.37 million) from China Development Bank for the period from December 27, 2018 to December 27, 2019, bearing fixed interest at 4.7306% per annum. This loan was guaranteed by Xining City SME Guarantee Corporation.

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

As a result, the amount outstanding under Note 1 was reclassified as other payables – straight note payable of $29,367,999 (see Note 21) and a loss on restructuring of $6,225,204 which representing the non-amortized part of the discount upon the issuing of the convertible bond incurred during the year.

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

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of December 31, 2018, no settlement for both origination fee and interest payment. The supplemental agreement to the Bond Subscription Agreement with the Subscriber to extend the Bond Issue by a year to December 31, 2018 was signed. All other terms and conditions of the Bond Subscription Agreement and the Conditions continue in full force and effect.

	2018	2017

(i) 10.50% convertible note due February 28, 2020	$-	$-
(ii) Convertible note due December 31, 2018	3,894,978	3,894,978
	3,894,978	3,894,978
Less: classified as current liabilities	(3,894,978)	(3,894,978)
Non-current Liabilities	-	-

The fair value of the conversion option was approximately $211,320, the Company discounted the note and created a derivative liability, which will be evaluated each quarter and adjusted for any change in value. For the year ended December 31, 2018 and 2017, the Company recognized the amortization of the discount of approximately $nil and $106,297, respectively.

The Company estimated the fair value of the derivative liabilities using the Binomial Option Pricing Model and the following key assumptions during 2018

2018
Expected dividends	-
Expected term (years)	0.34
Volatility	52.09% - 54.32%
Risk-free rate	1.65% - 1.9%

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of December 31, 2018 and 2017

	Level 1	Level 2	Level 3	Total
	$	$	$	$
LIABILITIES:
Derivative liabilities as of December 31, 2018	-	-	2,100	2,100
Derivative liabilities as of December 31, 2017	-	-	2,100	2,100

The following table represents the change in the fair value of the derivative liabilities during the year ended December 31, 2018

$
Fair value of derivative liabilities as of December 31, 2017	2,100
Change in fair value of derivative liabilities	-
Fair value of derivative liabilities as of December 31, 2018	2,100

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

The Group’s share capital as of December 31, 2018 and 2017 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

During the year ended December 31, 2017, the Company (i) issued 1,167,502 shares of employees and directors at fair value of $1.00 to $3.45 per share for $1,454,352 for employee compensation; (ii) issued 500,800 shares of common stock valued to professionals at fair value of $1 per share for $500,800 for service compensation; (iii) issued 4,074,979 shares of common stock ranging from $1.40 to $5.15 amounting to $12,053,844 as collateral to secure trade and loan facilities, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; and (iv) 892,735 shares of common stock issued for $0 as top up securities for debts loans.

During the year ended December 31, 2018, the Company (i) issued 535,598 shares of common stock valued to employees and directors at ranging from $1 to $1.56 per share for $576,170 for employee compensation; (ii) issued 16,032,262 shares of common stock valued to professionals and contractors ranging from $ 0.55 to $1.00 per share for $9,723,720 for service compensation; and (iii) issued 3,935,439 shares of common stock valued at $ 0.30 to $ 0.50 per share for 1,478,029 for settlement of debts.

The Company has 49,866,174 and 29,362,875 shares of common stock issued and outstanding as of December 31, 2018 and 2017, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $804 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2019; and (ii) 2,695 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $6,699, its lease expiring on July 8, 2020.

Lease expenses were $140,132 and $159,195 for the years ended December 31, 2018 and 2017, respectively.

The future minimum lease payments as of December 31, 2018, are as follows:

Within 1 year	$83,005
2 to 5 years	40,194
Over 5 years	-
$123,199

26.	STOCK BASED COMPENSATION

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

The Company calculated stock based compensation of 2,952,327 and 5,937,765 and recognized $2,308,869 and $4,184,638 for the year ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the deferred compensation balance for staff was $296,096 and $347,362 which were to be amortized over 3 months and 6 months, respectively beginning on January 1, 2019. As of December 31, 2017, the deferred compensation balance for staff was $2,101,825 and $1,551,302 were to be amortized over 6 months and 1 year, respectively beginning on January 1, 2018.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	CONTINGENCIES

On March 26, 2019, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors. The Complaint alleges violations of securities law and state law, breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plantiffs, has diluted shareholder ownership and oppressed shareholders of the Company. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend against the Complaint.

Management does not currently believe that such claim and proceeding are likely, individually or in aggregate, to have a material adverse effect on the financial condition of the Company.

On September 22, 2015, the Company entered into a trade facility agreement with two independent third parties. Pursuant to the agreement, the Company provides collateral in the form of Company's common shares to a PRC based lender (the "Lender") and the Lender agrees to provide a revolving trade facility loan up to $20,000,000 to a PRC based borrower. The arrangement was commenced on February 15, 2016 and will be expired on September 15, 2019.

As of December 31, 2018, the Company has issued aggregate 5,708,312 common shares as collateral and the trade facility line reduced to $13 million.

28.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended December 31, 2018 and 2017, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $2,046,499 and $107,074 as of December 31, 2018 and 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Tri-Way Industries Limited (“TRW”) Unconsolidated equity investee	Included in interest in unconsolidated equity investee, due from Tri-Way Industries Limited is $57,354,208 and $58,572,766 as of December 31, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable due from Tri-Way Industries Limited is $60,799,365 and $49,065,385 as of December 31, 2018 and December 31, 2017, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has revenue of consulting income of $11,127,393 and $16,983,330 from Tri-Way Industries Limited for the year ended December 31, 2018 and 2017, respectively.

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

	2018	2017

BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$17,323,337	$(13,104,145)
Basic earnings per share	$0.46	$(0.53)
Basic weighted average shares outstanding	37,336,164	24,711,015

	2018	2017

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	$17,323,337	$(13,104,145)
Diluted earnings per share	$0.46	$(0.53)
Diluted weighted average shares outstanding	37,336,164	24,711,015

