Form 10-Q
period 2019-03-31
Sino Agro Food, Inc.
filed 2019-05-17
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Copies to:

Sichenzia Ross Ference LLP

1185 Avenue of the Americas, 37th Floor

New York, NY10036

Attn: Marc J. Ross, Esq.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 17, 2019, there were 49,996,085 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE THREE MONTHS ENDED MARCH 31, 2019

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2019	December 31, 2018
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	5	$305,721	$4,950,799
Inventories	6	56,402,108	54,582,241
Costs and estimated earnings in excess of billings on uncompleted contracts	18	250,828	250,828
Deposits and prepayments	7	53,290,057	52,241,190
Accounts receivable, net of allowance for doubtful accounts	8	100,938,113	101,652,131
Other receivables	9	31,103,922	28,307,526
Total current assets		242,290,749	241,984,715
Plant and equipment
Plant and equipment, net of accumulated depreciation	10	235,473,231	230,645,659
Construction in progress	11	13,166,423	12,515,527
Land use rights, net of accumulated amortization	12	54,289,629	53,814,281
Total plant and equipment		302,929,283	296,975,467
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	8,816,670	8,937,071
Interests in unconsolidated equity investees	15	209,435,455	207,074,626
Temporary deposits paid to entities for investments in Sino joint venture companies	16	34,894,047	34,905,960
Total other assets		253,871,112	251,642,597

Total assets		$799,091,144	$790,602,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$10,425,270	$8,280,358
Billings in excess of costs and estimated earnings on uncompleted contracts	18	5,407,136	5,348,293
Due to a director		259,193	2,046,499
Other payables	19	47,016,748	42,523,811
Borrowings - Short term bank loan	20	4,677,755	4,589,828
Derivative liability	21	-	2,100
Convertible note payable	21	-	3,894,978
Income tax payable		-	-
		67,786,102	66,685,867

Non-current liabilities
Other payables	19	7,759,801	7,792,774
Borrowings - Long term bank loan	20	5,643,006	5,536,938
		13,402,807	13,329,712

Commitments and contingencies		-	-

Stockholders’ equity
Common stock: $0.001 par value (50,000,000 shares authorized, 49,976,085 and 49,866,174 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	22	49,976	49,866
Additional paid - in capital		181,533,919	181,501,056
Retained earnings		459,424,518	458,811,844
Accumulated other comprehensive income		(5,316,005)	(10,415,786)
Treasury stock		(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		634,442,408	628,696,980
Non - controlling interest		83,459,827	81,890,220
Total stockholders’ equity		717,902,235	710,587,200
Total liabilities and stockholders’ equity		$799,091,144	$790,602,779

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Note	Three months ended March 31, 2019	Three months ended March 31, 2018
		(Unaudited)	(Unaudited)
Revenue
- Sale of goods		$28,267,649	$31,258,860
- Consulting and service income from development contracts		991,002	2,472,404
		29,258,651	33,731,264
Cost of goods sold		(23,310,212)	(25,863,020)
Cost of services		(939,684)	(1,784,322)
Gross profit		5,008,755	6,083,922

General and administrative expenses		(3,757,288)	(3,662,729)
Net income from operations		1,251,467	2,421,193

Other income (expenses)
Government grant		293,870	-
Share of income from unconsolidated equity investee		2,390,454	3,782,011
Other income		-	878
Loss on restructuring		(2,404,402)	-
Non-operating expenses		(219,727)	(22,004)
Interest expense		(477,806)	(453,651)

Net income (expenses)		(417,611)	3,307,234

Net income before income taxes		833,856	5,728,427

Provision for income taxes	4	-	-

Net income		833,856	5,728,427
Less: Net (income) loss attributable to non - controlling interest		(221,182)	(655,708)
Net income attributable to Sino Agro Food, Inc. and subsidiaries		612,674	5,072,719
Other comprehensive income (loss) - Foreign currency translation (loss) income		6,448,205	21,880,850
Comprehensive income		7,060,879	26,953,569
Less: other comprehensive (income) loss attributable to non - controlling interest		(1,348,424)	(11,253,610)
Comprehensive income attributable to Sino Agro Food, Inc. and subsidiaries		$5,712,455	$15,699,959

Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:

Basic	27	$0.01	$0.17
Diluted	27	$0.01	$0.17
Weighted average number of shares outstanding:
Basic	27	49,873,502	30,653,770
Diluted	27	49,873,502	30,653,770

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income for the period	833,856	5,728,427
Adjustments to reconcile net income for the period to net cash from operations:
Share of income from unconsolidated equity investee	(2,390,454)	(3,782,011)
Depreciation	2,542,874	2,658,508
Amortization	564,051	569,361
Share based compensation costs	411,883	226,113
Government grant	(293,870)	-
Loss on restructuring	2,404,402	-
Changes in operating assets and liabilities:
Increase in inventories	(1,819,867)	(5,725,242)
Decrease in cost and estimated earnings in excess of billings on uncompleted contacts	-	998,359
(Increase) decrease in deposits and prepaid expenses	(1,427,777)	511,765
(Decrease) increase in due to a director	(1,787,306)	330,332
Increase in accounts payable and accrued expenses	2,144,912	1,163,834
(Decrease) increase in other payables	(1,841,516)	1,045,261
Decrease (increase) in accounts receivable	714,018	(3,595,709)
Increase in tax payable	-	739
Increase (Decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	58,843	(57,622)
Increase in other receivables	(2,796,396)	(6,629,169)
Decrease in amount due from unconsolidated investees	29,625	986,454
Net cash used in operating activities	(2,652,722)	(5,570,600)
Cash flows from investing activities
Purchases of property and equipment	(3,202,715)	(2,422,169)
Payment for construction in progress	-	(3,053,435)
Receipt from government grant	293,870	-
Net cash used in investing activities	(2,908,845)	(5,475,604)
Effects on exchange rate changes on cash	916,489	11,108,045

(Decrease) increase in cash and cash equivalents	(4,645,078)	61,841
Cash and cash equivalents, beginning of period	4,950,799	560,043
Cash and cash equivalents, end of period	$305,721	$621,884

Supplementary disclosures of cash flow information:
Cash paid for interest	$149,000	$148,738
Non - cash transactions
Common stock issued for service and compensation	$-	$3,082,384
Common stock issued for settling debits	$32,973	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On March 23, 2017, Qinghai Quanwang Investment Management Company Limited (” Quanwang “) acquired 8.3% equity interest in SJAP for total cash consideration of $459,137. As of March 31, 2019, APWAM owned 41.25% of SJAP, Garwor owned 50.45% and Quanwang owned the remaining 8.3%.

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

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest	Principal activities

Capital Award Inc. (“CA”)	Belize	100% (12.31.2018: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Stage Inc. (“CS”)	Belize	100% (12.31.2018: 100%) indirectly	Dormant

Capital Hero Inc. (“CH”)	Belize	100% (12.31.2018: 100%) indirectly	Dormant

Sino Agro Food Sweden AB (“SAFS”)	Sweden	100% (12.31.2018: 100%) directly	Dormant

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (12.31.2018: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (12.31.2018: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (12.31.2018: 75%) indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (12.31.2018:75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (12.31.2018:76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of variable interest entity	Place of incorporation	Percentage of interest	Principal activities

Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	41.25% (12.31.2018: 41.25%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0 and $786 for the three months ended March 31, 2019 and 2018, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $377,946 and $400,754 for the three months ended March 31, 2019 and 2018, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $426,115, and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $(5,316,005) as of March 31, 2019 and $(10,415,786) as of December 31, 2018. The balance sheet amounts with the exception of equity as of March 31, 2019 and December 31, 2018 were translated using an exchange rate of RMB 6.73 to $1.00 and RMB 6.86 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the three months ended March 31, 2019, and 2018 were RMB 6.75 to $1.00 and RMB 6.36 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of March 31, 2019 and December 31, 2018 are $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of March 31, 2019 and December 31, 2018 amounted to $164,333 and $4,720,793, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	Three months ended March 31, 2019	Three months ended March 31, 2018

Customer A	30.79%	31.66%
Customer B	12.94%	17.08%
Customer C	27.93%	14.82%
Customer D	5.63%	8.91%
Customer E	4.81%	-%
Customer F	-%	7.33%
	82.10%	79.80%

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.30	CONCENTRATION OF CREDIT RISK (CONTINUED)

		Percentage of revenue	Amount
Customer A	Corporate and others Division	30.79%	$9,010,021
Customer B	Corporate and others Division	12.94%	$3,787,039
Customer C	Cattle Farm Development Division	27.93%	$8,171,443

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March 31, 2019	December 31, 2018

Customer A	11.89%	12.76%
Customer B	8.40%	9.67%
Customer C	10.53%	10.05%
Customer D	61.27%	59.81%
Customer E	-%	1.8%
Customer F	1.63%	-%
	93.72%	94.09%

As of March 31, 2019, amounts due from customers A, C and D are $11,997,693, $10,632,798 and $61,849,210, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.31	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2019 and December 31, 2018, the Company determined no impairment losses were necessary.

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

For the three months ended March 31, 2019 and 2018, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.01 and $0.17, respectively. For the three months ended March 31, 2019 and 2018, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.01 and $0.17, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2019 or December 31, 2018, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended March 31, 2019 or 2018.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.37	NEW ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (ASC Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance will require Companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the current approach of recording a reduction to the carrying value of the asset. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

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

	Three months ended March 31, 2019
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$991,002	$906,803	$6,403,084	$8,160,703	$12,797,059	$29,258,651

Net income (loss)	$(75,822)	$(821,204)	$470,344	$980,976	$58,380	$612,674

Total assets	$90,004,486	$43,221,005	$332,091,472	$43,664,450	$290,109,731	$799,091,144

	Three months ended March 31, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$2,472,404	$1,050,228	$8,770,592	$4,998,083	$16,439,957	$33,731,264

Net income (loss)	$560,943	$(340,166)	$1,344,459	$350,674	$3,812,517	$5,728,427

Total assets	$81,042,358	$49,552,231	$357,336,786	$34,311,911	$286,272,364	$808,515,650

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	Three ended March 31, 2019
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total
Name of entity
Sale of goods

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	$-	$906,803	$-	$-	$-	$906,803

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,527,273	-	-	2,527,273

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	3,875,811	-	-	3,875,811

Macau Eiji Company Limited (“MEIJI”)	-	-	-	8,160,703	-	8,160,703

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	12,797,059	12,797,059

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	991,002	-	-	-	-	991,002
	$991,002	$906,803	$6,403,084	$8,160,703	$12,797,059	$29,258,651

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	Three months ended March 31, 2018
			Organic
	Fishery		Fertilizer and	Cattle Farm
	Development	HU Plantation	Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total
Name of entity
Sale of goods

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	$-	$1,050,228	$-	$-	$-	$1,050,228

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	6,405,025	-	-	6,405,025

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	2,365,567	-	-	2,365,567

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,998,083	-	4,998,083

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	16,439,957	16,439,957

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	2,472,404	-	-	-	-	2,472,404
	$2,472,404	$1,050,228	$8,770,592	$4,998,083	$16,439,957	$33,731,264

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	Three months ended March 31, 2019
			Organic
	Fishery	HU	Fertilizer and	Cattle Farm	Corporate
	Development	Plantation	Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity
Sale of goods

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	$-	$712,968	$-	$-	$-	$712,968

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	1,629,216	-	-	1,629,216

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	2,772,354	-	-	2,772,354

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,820,510	-	6,820,510

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	11,375,164	11,375,164
	$-	$712,968	$4,401,570	$6,820,510	$11,375,164	$23,310,212

COST OF SERVICES

	Three months ended March 31, 2019
			Organic
	Fishery		Fertilizer and	Cattle Farm	Corporate
	Development	HU Plantation	Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	$939,684	$-	$-	$-	$-	$939,684

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	Three months ended March 31, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity
Sale of goods

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	$-	$894,722	$-	$-	$-	$894,722

Hunan Shenghua A Power Agriculture Co., Limited (“HSA “)	-	-	1,613,685	-	-	1,613,685

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP “)	-	-	4,136,324	-	-	4,136,324

Qinghai Zhong He Meat Products Co., Limited (“QZH “)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	4,528,498	-	4,528,498

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	14,689,791	14,689,791
	$-	$894,722	$5,750,009	$4,528,498	$14,689,791	$25,863,020

COST OF SERVICES

	Three months ended March 31, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	$1,784,322	$-	$-	$-	$-	$1,784,322

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

United States of America

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no U.S. corporate tax has been provided for in the consolidated financial statements of the Company. However, see the discussion, below, under “Undistributed Earnings of Foreign Subsidiaries”.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States, but some of these profits may have to be used to satisfy U.S. income tax liabilities based on the operations of its controlled foreign subsidiaries. Prior to 2017, depending on how and where their controlled foreign corporations were operated, U.S. companies did not always have to pay tax on the earnings of their controlled foreign corporations, and the Company believes that prior to 2017 the earnings of its controlled foreign corporations were not taxable in the United States until distributed to the Company. Accordingly, the Company made no provision for U.S. Federal and State income tax. The Company filed yearly U.S. federal income tax returns from 2007 to 2017 on which it has reported that there was no no tax due to the United States.

However, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) now requires some U.S. companies (starting in 2018) to pay tax on the earnings of their controlled foreign corporations based on complex formulas. The Company has not yet analyzed the impact of these changes on the taxability in the United States of the earnings of its foreign subsidiaries and so does not know whether it has for 2018, or will have for 2019 and future years, any earnings subject to U.S. federal income tax. In addition, the 2017 Act required U.S. companies to repatriate, as of the end of 2017, their accumulated earnings to date. The Company has not yet determined whether it incurred a U.S. tax liability as of the end of 2017 under this repatriation provision of the 2017 Act. The Company is seeking professional advice from U.S. tax accountants as to the impact on the Company of the 2017 Act for 2017 and later years. In fiscal year 2017 the Company had an operating loss of $30,102,943 based on the consolidated financials of its controlled foreign corporations, but it has had operating profits in previous years.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA and SJAP since they are exempt from EIT for the three months ended March 31, 2019 and 2018 as they are within the agriculture, and cattle sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended March 31, 2019 and 2018.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the three months ended March 31, 2019 and 2018.

No deferred tax assets and liabilities are of March 31, 2019 and December 31, 2018 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(Unaudited)	(Unaudited)
SIAF	$-	$-
SAFS	-	-
MEIJI and APWAM	-	-
JHST, JHMC, SJAP, QZH and HSA	-	-
	$-	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three months ended March 31, 2019 and 2018. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Cash and bank balances	$305,721	$4,950,799

6.	INVENTORIES

As of March 31, 2019, inventories are as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Bread grass	666,989	744,378
Beef cattle	14,186,719	11,561,117
Organic fertilizer	14,616,370	14,266,923
Forage for cattle and consumable	7,605,777	7,252,280
Raw materials for bread grass and organic fertilizer	17,951,320	18,885,258
Immature seeds	1,374,933	1,872,285
	$56,402,108	$54,582,241

7.	DEPOSITS AND PREPAYMENTS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Deposits for
- purchases of equipment	$2,196,214	$2,158,867
- acquisition of land use rights	178,200	174,851
- inventories purchases	17,181,605	16,921,188
- construction in progress	5,354,959	4,789,035
- issue of shares as collateral	25,528,325	24,928,324
Shares issued for employee compensation and overseas professional and bond interest	231,574	643,457
Others	2,619,180	2,625,468
	$53,290,057	$52,241,190

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2019 and December 31, 2018.

Aging analysis of accounts receivable is as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
0 - 30 days	$8,749,198	$7,447,269
31 - 90 days	19,554,466	22,684,605
91 - 120 days	11,893,827	16,456,895
over 120 days and less than 1 year	17,451,077	11,773,454
over 1 year	43,289,545	43,289,908
	$100,938,113	$101,652,131

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER RECEIVABLES

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Advanced to employees	$567,653	$561,330
Advanced to suppliers	3,905,832	3,831,926
Advanced to customers	14,114,204	14,114,249
Advanced to developers	461,835	453,155
Others	12,054,398	9,346,866
	$31,103,922	$28,307,526

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

10.	PLANT AND EQUIPMENT

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Plant and machinery	$5,394,528	$5,299,631
Structure and leasehold improvements	204,314,391	200,734,812
Mature seeds and herbage cultivation	58,898,928	54,643,255
Furniture and equipment	697,403	695,461
Motor vehicles	599,689	590,416
	269,904,939	261,963,575

Less: Accumulated depreciation	(34,431,708)	(31,317,916)
Net carrying amount	$235,473,231	$230,645,659

Depreciation expenses were $2,542,874 and $2,658,508 for the three months ended March 31, 2019 and 2018, respectively

11.	CONSTRUCTION IN PROGRESS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	7,425	7,285
- Oven room, road for production of dried flowers	-	-
- Organic fertilizer and bread grass production plant and office building	6,989,159	6,484,045
- Rangeland for beef cattle and office building	6,169,839	6,024,197
- Fish pond and breeding factory	-	-
	13,166,423	12,515,527

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	LAND USE RIGHTS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Cost	$66,851,156	$65,779,178
Less: Accumulated amortization	(12,561,527)	(11,964,897)
Net carrying amount	$54,289,629	$53,814,281

Amount

Balance @1.1.2018	$65,573,223
Exchange difference	205,955
Balance @12.31.2018	$65,779,178
Exchange difference	1,071,978
Balance @3.31.2019	$66,851,156

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights were $418,757 and $422,580 for the three months ended March 31, 2019 and 2018, respectively.

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

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

14.	PROPRIETARY TECHNOLOGIES

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	PROPRIETARY TECHNOLOGIES (CONTINUED)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Cost	$11,146,113	$11,113,267
Less: Accumulated amortization	(2,329,443)	(2,176,196)
Net carrying amount	$8,816,670	$8,937,071

Amortization of proprietary technologies was $145,294 and $146,781 for the three months ended March 31, 2019 and 2018, respectively. No impairments of proprietary technologies have been identified for the three months ended March 31, 2019 and 2018.

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

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Investments at cost
- TRW	$153,309,311	$150,918,857
Amount due from a consolidated equity investee - TRW	56,126,144	56,155,769
	$209,435,455	$207,074,626

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		March 31, 2019	December 31, 2018
			(Unaudited)	(Audited)
A	Trade center	*	$12,000,000	$12,000,000
B	Fish Farm 2 GaoQiqiang Aquaculture	*	17,403,959	17,403,959
C	Cattle farm 2	*	5,490,088	5,502,001
			$34,894,047	$34,905,960

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

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of March 31, 2019 , the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18..	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Costs	$6,186,261	$6,186,261
Estimated earnings	4,777,300	4,777,300
Less: Billings	(10,712,733)	(10,712,733)
Costs and estimated earnings in excess of billings on uncompleted contracts	$250,828	$250,828

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Billings	$48,467,593	$47,929,092
Less: Costs	(29,493,284)	(29,094,568)
Estimated earnings	(13,567,173)	(13,486,231)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,407,136	$5,348,293

(iii)	Overall

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Billings	$59,180,326	$58,641,825
Less: Costs	(35,679,545)	(35,280,829)
Estimated earnings	(18,344,473)	(18,263,531)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,156,308	$5,097,465

19.	OTHER PAYABLES

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Due to third parties	$11,347,269	$13,068,387
Straight note payable	35,669,479	29,367,999
Promissory notes issued to third parties	7,759,801	7,792,774
Due to local government	-	87,425
	$54,776,549	$50,316,585

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(7,759,801)	(7,792,774)
Amount classified as current liabilities	$47,016,748	$42,523,811

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of lender	Interest rate	Term	March 31, 2019	December 31, 2018
			(Unaudited)	(Audited)
China Development Bank Qinghai City, the P.R.C	4.7306%	December 27, 2018 - December 27, 2019	$4,455,005	$4,371,265
Add: current portion of long term bank loan			$222,750	$218,563
			4,677,755	4,589,828

Long term bank loan

Name of lender	Interest rate	Term	March 31, 2019	December 31, 2018
			(Unaudited)	(Audited)
China Development Bank
Qinghai City, the P.R,C.	5.39%	December 16, 2016 - December 15, 2026	$5,865,756	$5,755,501
Less: current portion of long term bank loan			$(222,750)	$(218,563)
			5,643,006	5,536,938

On December 16, 2016, the Company obtained a 10-year long term loan of RMB40million (approximately $5.94million) from China Development Bank for the period from December 16, 2016 to December 15, 2026, bearing an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate which is 5.39% (12.31.2017: 5.39%). The loan was guaranteed by Mr. Zhao Yilin and Ms. Song Haixian, Mr. Zhao Yilin’s wife. The loan was also secured by land use right with net carrying amount of $397,269 as of December 31, 2018 (12.31.2018: 397,269) and a batch of plant, machinery and equipment with net carrying amount of $5,326,385 (12.31.2018: 5,326,385). According to the loan agreement, RMB1,500,000 (approximately $218,563) was scheduled to be repaid by December 20, 2019.

On December 27, 2018, the Company obtained a 1-year short term loan of RMB30 million (approximately $4.37 million) from China Development Bank for the period from the December 27, 2018 to December 27, 2019, bearing fixed interest at 4.7306% per annum. This loan was guaranteed by Xining City SME Guarantee Corporation.

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

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of March 31, 2019, no settlement for both origination fee and interest payment.

The Company and the note holder entered into a restructuring agreement regarding the settlement of the Note 2. Both parties have agreed to restructure the indebtedness represented by Note 2 where SIAF executes a new promissory note in the principal amount of $6,301,480 to the note holder to be paid in 3 installments by August 31, 2019, October 30, 2019 and December 31, 2019, respectively.

As a result, the amount outstanding under Note 2 was reclassified as other payables – straight note payable of $6,301,480 (see Note 19) and a loss on restructuring of $2,404,402 which representing the default interest incurred during the period.

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)

Convertible note due December 31, 2018	$-	$3,894,978
Less: classified as current liabilities	-	(3,894,978)
Non-current liabilities	$-	$-

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of December 31, 2018.

	Level 1	Level 2	Level 3	Total
	$	$	$	$
LIABILITIES:
Derivative liabilities as of December 31, 2018	-	-	2,100	2,100

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of March 31, 2019 and December 31, 2018 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the company as of that date.

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

During the three months ended March 31, 2019, the Company (i) issued 109,911 shares of common stock valued at fair value of $0.3 per share for $32,973 for settling of debts; the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

The Company has 49,976,085 and 49,866,174 shares of common stock issued and outstanding as of March 31, 2019 and December 31, 2018 respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $856 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2022; and (ii) 2,695 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $6,570, its lease expiring on July 8, 2020.

Lease expenses were $22,277 and $40,758 for the three months ended March 31, 2019 and 2018, respectively.

The future minimum lease payments as of March 31, 2019, are as follows:

Within 1 year	$89,202
2 to 5 years	42,018
Over 5 years	-
$131,220

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	STOCK BASED COMPENSATION

The Company calculated stock-based compensation of $643,457 and $3,785,008 and recognized $411,883 and $226,113 for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the deferred compensation balance for staff, professional and contractors was $231,574 and the deferred compensation balance of $231,574 was to be amortized over 3 months beginning on April 1, 2019.  As of March 31, 2018, the deferred compensation balance for staff, professional and contractors was $3,558,895 and the deferred compensation balances of $100,912, $375,600, and $3,082,383 were to be amortized over 3 months, 9 months and 1 year beginning on April 1, 2018, respectively

25.	CONTINGENCIES

As of March 31, 2019 and December 31, 2018, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated balance sheets, consolidated statements of income and other comprehensive income or consolidated statements of cash flows.

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

As of March 31, 2019, the Company has issued aggregate 4,809,979 (12.31.2018: 5,708,312) common shares as collateral.

On March 26, 2019, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors, styled Heng Ren Silk Road Investments LLC, Heng Ren Investments LP, derivatively on behalf of Sino Agro Food Inc. v. Sino Agro Food Inc., Lee Yip Kun Solomon, Tan Poay Teik, Chen Bor Hann, Lim Chang Soh, and Sino Agro Food Inc., as the nominal defendant (Case No.: 1:19-cv-02680) (the “Complaint”). The Company’s Motion to Dismiss the Complaint is currently due on or before June 28, 2019.

The Complaint alleges violations of the federal securities laws and breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, based on allegations concerning, inter alia, a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plaintiffs, has diluted shareholder ownership and oppressed shareholders of the Company. The Company believes that these claims are without merit and intend to vigorously defend the action. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

26.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended March 31, 2019 and 2018, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman Tri-way Industries Limited, (“TRW’) Unconsolidated equity investee

Included in due to a director, due to Mr. Solomon Yip Kun Lee is $259,953 and $2,046,499 as of March 31, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in interest in unconsolidated equity investee, due from Tri-way Industries Limited is $57,586,312 and $57,354,208 as of March 31, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable, due from Tri-way Industries Limited is $61,849,210 and $60,799,365 as of March 31, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has consulting and service income from development contracts of $2,472,404 and $2,472,404 from Tri-way Industries Limited for the three months ended March 31, 2019 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	EARNINGS PER SHARE

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

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(Unaudited)	(Unaudited)
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$612,674	$5,072,719

Basic earnings per share - continuing and discontinued operations	$0.01	$0.17
Basic weighted average shares outstanding	49,873,502	30,653,770

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(Unaudited)	(Unaudited)
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$612,674	$5,072,719
Convertible note interest	-	-
Net income used in computing diluted earnings per share	$612,674	$5,072,719

Diluted earnings per share	$0.01	$0.17

Basic weighted average shares outstanding	-	30,653,770

Add:
weight average of common stock convertible from convertible note payables	-	-

Diluted weighted average shares outstanding	49,873,502	30,653,770

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2019 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1.	(i) SJAP & QZH (Derecognized as variable interest entity on December 30, 2018) and (ii) HSA)
Plantation Division	(Marked 2.	JHST)
Fishery Division	(Marked 3.	A. CA Engineer & Technology and 3.B. Seafood sales — (Discontinued operation from October 5, 2016)
Cattle Farm Division	(Marked 4.	MEIJI and JHMC)
Corporate & Others Division	(Marked 5.	SIAF)

A summary of each business division is described below:

1. Beef and Organic Fertilizer Division refers to:

(i)	The operation of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”) in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers, and (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a fully owned subsidiary of SJAP; as such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control. As of December 30, 2018, QZH was derecognized as variable interest entity and its operating profit and/or loss no longer accretive to the Company’s 41.25% holding in SJAP, a variable interest entity. More details related to QZH’s discontinuance of operations is delineated throughout other sections of this report.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

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

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended
	March 31,2019	March 31,2018	Difference	Note
Continuing operations
Revenue	29,258,651	33,731,264	(4,472,613)	1
Sale of goods	28,267,649	31,258,860	(2,991,211)
Consulting, services, commission and management fee	991,002	2,472,404	(1,481,402)
Cost of goods sold and services	24,249,896	27,647,342	(3,397,446)	2
Cost of goods sold	23,310,212	25,863,020	(2,552,808)
Cost of services	939,684	1,784,322	(844,638)
Gross Profit	5,008,755	6,083,922	(1,075,167)	3
Other income (expenses)	(417,611)	3,307,234	(3,724,845)
General and administrative expenses	(3,757,288)	(3,662,729)	(94,559)	4
Net income before income taxes	833,856	5,728,427	(4,894,571)
EBITDA	4,418,587	9,409,947	(4,991,360)
Depreciation and amortization (D&A)	3,106,925	3,227,869	(120,944)	5
EBIT	1,311,662	6,182,078	(4,870,416)
Net Interest	477,806	453,651	24,155
Tax	-	-	-
Net Income	833,856	5,728,427	(4,894,571)
Less:Net( income) loss attributable to Non - controlling interest	(221,182)	(655,708)	434,526	7
Net income attributable to SIAF Inc. and subsidiaries	612,674	5,072,719	(4,460,045)
Weighted average number of shares outstanding
- Basic	49,873,502	30,653,770	19,219,732
- Diluted	49,873,502	30,653,770	19,219,732
Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:				8
Basic	0.01	0.17	(0.16)
Diluted	0.01	0.17	(0.16)

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

•	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, managements and technology etc.

The table below shows the segmental sales, gross profit and corresponding cost of sales for the three months ended March 31, 2018 (Q1 2018) compared to the three months ended March 31, 2019 (Q1 2019).

		Sales of goods		Cost of Goods sold		Sales of Goods’ Gross profit
	In US$	2019Q1	2018Q1	2019Q1	2018Q1	2019Q1	2018Q1

SJAP	Sales of live cattle	1,776,009	2,064,737	1,569,934	1,705,466	206,075	359,271
	Sales of feedstock	-	-	-	-	-	-
	Bulk Livestock feed	202,490	686,912	90,379	317,127	112,111	369,785
	Concentrate livestock feed	1,407,989	3,006,939	790,734	1,688,390	617,255	1,318,549
	Sales of fertilizer	489,323	646,437	321,307	425,341	168,015	221,096
	SJAP Total	3,875,811	6,405,025	2,772,354	4,136,324	1,103,457	2,268,701
HSA	Sales of Organic fertilizer	879,805	1,016,046	687,804	844,159	192,001	171,887
	Sales of Organic Mixed Fertilizer	1,647,468	1,349,521	941,412	769,526	706,056	579,994
	HSA Total	2,527,273	2,365,567	1,629,216	1,613,686	898,057	751,881
	SJAP’s & HS.A./Organic fertilizer total	6,403,084	8,770,592	4,401,570	5,750,009	2,001,514	3,020,582
JHST	Sales of Fresh HU Flowers	-	-	-	-	-	-
	Sales of Dried HU Flowers	-	-	-	-	-	-
	Sales of Dried Immortal vegetables	-	-	-	-	-	-
	Sales of Vegetable products	906,803	1,050,229	712,968	894,722	193,835	155,507
	JHST/Plantation Total	906,803	1,050,229	712,968	894,722	193,835	155,507
MEIJI		-	-	-	-	-	-
	Sale of Live cattle (Aromatic)	8,160,703	4,998,083	6,820,510	4,528,498	1,340,193	469,584
	MEIJI / Cattle farm Total	8,160,703	4,998,083	6,820,510	4,528,498	1,340,193	469,584
SIAF
	Sales of goods through trading/import/export activities
	on seafood	3,787,038	8,818,702	3,366,257	7,915,342	420,781	903,360
	on imported beef and mutton	9,010,021	7,621,255	8,008,907	6,774,449	1,001,114	846,806
	SIAF/ Others & Corporate total	12,797,059	16,439,957	11,375,164	14,689,791	1,421,895	1,750,166

	Group Total	28,267,649	31,258,860	23,310,212	25,863,020	4,957,437	5,395,839
	Increases of Q1 2019 to Q1 2018 in $	-2,991,211				-438,402
	Increases of Q1 2019 to Q1 2018 in %	-10%				-8%

Overall comparison of the Income Statement of Q1 2018 to Q1 2019

The decrease of net income before income tax of $4.89 million (or -85.5%) from Q1 2018’s $5.72 million to Q1 2019’s $0.833 million was primarily due to following reasons:

The Company’s revenues from the sale of goods decreased by $2,991,211 or -10%, from $31,258,860 for the quarterly period ended March 31, 2018 compared to $28,267,649 for the same period ended March 31, 2019. The decrease was primarily due to decrease in revenue from the following sectors:

(i)	SJAP’s combined sales in live cattle, feed stocks and fertilizer dropped $2.52 million (or -27%) from Q1 20186’s $6.4m to Q1 2018’s $3.88m.

(ii)	The Corporate (SIAF trading) sector fell by $3.6m (-22%) from $16.4 million in Q1 2018 to $12.80 million in 2019 Q1.

The decrease was also caused by the Lunar Chinese New Year starting later than usual in 2018, disrupting logistics and transportation services, causing slowdowns in our seafood sales.

Revenues of the consulting and services (C&S) decreased by $1.48 million from Q1 2018’s $2.47 million to Q1 2019’s $0.99 million primarily due to Tri-way’s further tightening of its capital expenditure reducing the C&S work of CA.

The overall operating gross profit decreased by $2.87 million compared to Q1 2018’s $6.08 million to Q1 2019’s $0.94 million due primarily to the decrease in sales revenue leading to lower sales prices that in turn increased the margins for cost of goods sold reflecting cost of goods sold at 76.66% and 82.45% in Q1 2018 and Q1 2019 respectively.

Other income decreased by $3.72 million (or  -112%) from Q1 2018’s $3.31 million to Q1 2019’s -$0.42 million) primarily due to two factors:

(i)	The restructure of a loan debt incurred in October 12th 2017 of $6 million to include an additional loan debt of $0.30 million and accrued interests to be repaid from August 31st 2019 for total amount of $7.35 million that was detailed under other payable of the MD&A section in our 10K 2018 report and is recapped in the MD&A section of this Q1 2019 report.

(ii)	Tri-way’s sales were also affected as described elsewhere in this report.

The Company’s cost of goods sold decreased by $2.55m (-10%), from $25.86m for the quarterly period ended March 31, 2018 compared to $23.31m for the same period ended March 31, 2019. The decrease was primarily due to the decrease in goods sold from divisions mentioned above, collectively.

Gross profits of the Company generated from goods sold decreased by $0.44m (-8%), from $5.4m for the quarterly period ended March 31, 2018 compared to $4.96m for the same period ended March 31, 2019. The decrease was primarily due to a drop in sales of goods in the above-mentioned divisions.

The Company’s cost of goods sold decreased by $2.55m (-10%), from $25.86m for the quarterly period ended March 31, 2018 compared to $23.31m for the same period ended March 31, 2019. The decrease was primarily due to the decrease in goods sold from divisions mentioned above, collectively.

Gross profits of the Company generated from goods sold decreased by $0.44m (-8%), from $5.4m for the quarterly period ended March 31, 2018 compared to $4.96m for the same period ended March 31, 2019. The decrease was primarily due to a drop in sales of goods in the above-mentioned divisions.

1. (i) Primary Producing and Processing Sectors refer to SJAP and HSA operations

In US$
		Sales of goods		Cost of Goods sold		Gross profit
		2019Q1	2018Q1	2019Q1	2018Q1	2019Q1	2018Q1
SJAP	Sales of live cattle	1,776,009	2,064,737	1,569,934	1,705,466	206,075	359,271
	Sales of feedstock					-
	Bulk Livestock feed	202,490	686,912	90,379	317,127	112,111	369,785
	Concentrate livestock feed	1,407,989	3,006,939	790,734	1,688,390	617,255	1,318,549
	Sales of fertilizer	489,323	646,437	321,307	425,341	168,015	221,096
	SJAP Total	3,875,811	6,405,025	2,772,354	4,136,324	1,103,457	2,268,701
	% of increase (+) or decrease (-)	-39%		-33%		-51%
HSA	Sales of Organic fertilizer	879,805	1,016,046	687,804	844,159	192,001	171,887
	Sales of Organic Mixed Fertilizer	1,647,468	1,349,521	941,412	769,526	706,056	579,994
	HSA Total	2,527,273	2,365,567	1,629,216	1,613,686	898,057	751,881
	SJAP's & HS.A./Organic fertilizer total	6,403,084	8,770,592	4,401,570	5,750,009	2,001,514	3,020,582
	% of increase (+) or decrease (-)	-27%		-23%		-34%

The table below shows the itemized sale of goods and related cost of sales in quantity and unit price for the quarterly period ended March 31, 2018 compared to the same period ended March 31, 2019 for the beef and organic fertilizer divisions.

			2019Q1	2018Q1	Difference
SJAP	Production and Sales of live cattle	Heads	1,092	829	263
	Average Unit sales price	US$/head	1,626	2,491	(864)
	Unit cost prices	US$/head	1,438	2,057	(620)
	Production and sales of feedstock
	Bulk Livestock feed	MT	1,150	3,775	(2,625)
	Average Unit sales price	US$/MT	176	182	(6)
	Unit cost prices	US$/MT	79	84	(5)
	Concentrated livestock feed	MT	3,155	6,594	(3,439)
	Average Unit sales price	US$/MT	446	456	(10)
	Unit cost prices	US$/MT	251	256	(5)
	Production and sales of fertilizer	MT	2,571	3,300	(729)
	Average Unit sales price	US$/MT	190	196	(6)
	Unit cost prices	US$/MT	125	129	(4)

Combined revenue performance of SJAP & HSA was $6,403,084 and $8,770,592 for the quarterly periods ended March 31, 2018 and 2019 respectively, representing a decrease of 27% (or $2,367,508). The decrease is primarily due to:

A.1. All sectional activities of SJAP decreased in sales revenues and gross profits, which was primarily to the discontinuing operation of QZH and its cattle fattening activities leading to the reduced sales in bulk and concentrated livestock feed.

* Concentrated live-stock feed decreased by 1.6million, or -53%, from Q1 2018’s $3.01 million to Q1 2019’s $1.41 million, whereas the bulk stock feed decreased by $0.48 million (or -70%) from Q1 2018’s $0.68 million to Q1 2019’s $0.20 million.

Although the fertilizer also decreased by $0.16 million from Q1 2018’s $0.65 million to Q2 2019’s $0.49 million, it was mainly due to heavy sales during Q4 2018 and the prolonged period of the Lunar Chinese New Year which slowed down sales during the period.

The primary reason for the decreases of unit sales and cost price in the livestock feed and fertilizer segments is mainly due to depreciation of RMB during the quarter that translated into higher equivalent of US$.

 1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

	In US$
		Sales of goods		Cost of Goods sold		Gross profit
		2019Q1	2018Q1	2019Q1	2018Q1	2019Q1	2018Q1
HSA	Sales of Organic fertilizer	879,805	1,016,046	687,804	844,159	192,001	171,887
	Sales of Organic Mixed Fertilizer	1,647,468	1,349,521	941,412	769,526	706,056	579,994
	HSA Total	2,527,273	2,365,567	1,629,216	1,613,686	898,057	751,881
	% of increase (+) or decrease (-)	7%		1%		19%

			2019Q1	2018Q1	Difference
HSA	Fertilizer operation
	Organic Fertilizer	MT	3,518	4,162	(644)
	Average Unit sales price	$/MT	250	244	6
	Unit cost price	$/MT	196	203	(7)
	Organic Mixed Fertilizer	MT	4,056	3,100	956
	Average Unit sales price	$/MT	406	435	(29)
	Unit cost price	$/MT	232	248	(16)

Overall sales volume of Organic mixed fertilizer (OMF) has increased by 956 MT (30.8%) from 3100 MT in Q1 2018 to 4056 MT in Q1 2019 with revenue and gross profit having increased to 22% and 22%, respectively for the same period; whereas sales of organic fertilizer (OF) decreased both in revenues and gross profit primarily due to that although OMF is a dearer product compares to OF yet OMF has the property to help to grow plants faster and stronger enhancing stronger demands this season.

During the first quarter, HSA reached an agreement to establish a joint venture (“JV”) with an organic chicken and egg farmer. HSA will provide its acreage and production facilities while the partner will provide capital funding and manage its chicken and egg operations. HSA will receive 40% of net profits. The JV partners are currently preparing relevant paperwork, including environmental reports, to obtain necessary permits. The Company cannot guarantee that the relevant permits will be issued in a timely manner or at all.

Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. No harvest or sales of HU flowers occurred during Q1 2019, which is a normal situation as harvest of HU flowers begins in late June each year, thus revenue in Q1 2019 derived from the sales of cash crops.

	In US$
		Sales of goods		Cost of Goods sold		Gross profit
		2019Q1	2018Q1	2019Q1	2018Q1	2019Q1	2018Q1
JHST	Sales of Fresh HU Flowers
	Sales of Dried HU Flowers
	% of increases (+) or decreases (-)
	Sales of Dried Immortal vegetables	-	-
	% of increases (+) or decreases (-)
	Sales of Vegetable products	906,803	1,050,229	712,968	894,722	193,835	155,507
	% of increases (+) or decreases (-)	-14%		-20%		25%
	JHST/Plantation Total	906,803	1,050,229	712,968	894,722	193,835	155,507
	% of increases (+) or decreases (-)	-14%		-20%		25%

			2019Q1	2018Q1	Difference
JHST
	Vegetable products	MT	880	998	(118)
	Average Unit sales price	US$/MT	1,030	1,052	(22)
	Unit cost prices	US$/MT	810	896	(86)

The plantation is slowly recovering from the damages caused by the typhoon during the third quarter of 2018. During the quarterly period ended March 31, 2019, JHST started to replant the herbal plants, namely Pogestemon Patchouli” (“PP”) and the passion fruit plants, and sell primarily cash crop vegetables. JHST has also been evaluating and considering potential next best steps to be taken with respect to the plantation.

•	3. Cattle Farm Division refers to the operations of Cattle Farm 1 under JHMC where cattle are sold live to third party livestock wholesalers who resell them mainly in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sale of Goods		Cost of Goods sold		Gross Profit (Sales)
		2019Q1	2018Q1	2019Q1	2018Q1	2019Q1	2018Q1

MEIJI
	Sale of Live cattle (Aromatic)	8,160,703	4,998,083	6,820,510	4,528,498	1,340,193	469,584
	MEIJI / Cattle farm Total	8,160,703	4,998,083	6,820,510	4,528,498	1,340,193	469,584
	% of increase or decrease (-)	63%		51%		185%

	Description of items	2019Q1	2018Q1	Difference
MEIJI	Production and sale of Live cattle (Aromatic)	2,235	1,587	648
	Average Unit sale price	3,651	3,149	502
	Unit cost price	3,052	2,853	198

Revenue from the cattle farm sales increased by $3,162,6204 (63%) from $4,998,083 for the quarterly period ended March 31, 2018 compared to $8,160,703 for the same period ended March 31, 2019.

Cost of goods sold from cattle farm increased by $2,292,012 (51%) from $4,528,498 for the quarterly period ending March 31, 2018 compared to $6,820,510 for the same period ended March 31, 2019. The increase was primarily due to the corresponding decrease of sales.

Gross profit from cattle increased by $870,609 from $469,585 for the quarterly period ended March 31, 2018 to $1,340,193 for the same period ended March 31, 2019. The increase was primarily due to the corresponding decrease in revenue.

The reason for the increase in revenues and gross profits is primarily due to the increase of herbs grown on the farm and the steady increase in the unit sale price of the locally bred Asian Yellow Cattle.

•	4 Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

	In US$	Sales of goods		Cost of Goods sold		Gross profit
		2019Q1	2018Q1	2019Q1	2018Q1	2019Q1	2018Q1
SIAF	Sales of goods through trading/import/export activities
	on seafood (via imports)	3,787,038	8,818,702	3,366,257	7,915,342	420,781	903,360
	% of increases (+) and decreases (-)	-57%		-57%		-53%
	on imported beef mainly	9,010,021	7,621,255	8,008,907	6,774,449	1,001,114	846,806
	% of increases (+) and decreases (-)	18%		18%		18%
	SIAF/ Others & Corporate total	12,797,059	16,439,957	11,375,164	14,689,791	1,421,895	1,750,166
	% of increases (+) and decreases (-)	-22%		-23%		-19%

Description of items			2019Q1	2018Q1	Difference
SIAF	Seafood trading from imports
	Mixed seafood	MT	131	503	(372)
	Average of sales price	$/MT	28,909	17,532	11,376
	Average of cost prices	$/MT	25,697	15,736	9,960
	Beef & Lamb trading from imports	MT	489	313	176
	Average of sales price	$/MT	18,425	24,349	(5,924)
	Average of cost price	$/MT	16,378	21,644	(5,265)

Revenues from the corporate division decreased by $3,642,898 ( or -22%) from $16,439,957 for Q1 2018 to $12,797,059 for Q1 2019. The decrease was caused primarily by the Lunar Chinese New Year starting later than usual in 2018, disrupting logistics and transportation services, causing slowdowns in our seafood sales. . However, our sales of our frozen beef were unaffected, with sales increasing by $1.39 million (or 18.24%) from Q1 2018’s $7.62 million to Q1 2019’s $9 million at lower unit sale price. This increase was primarily due to abundance of regional cold storages to store the frozen beef and the increase of frozen beef sold from Q1 2018’s 313 MT to Q1 2019’s 489 MT, representing an increase of 176 MT (or 56.2%).

Correspondingly, the cost of goods sold from corporate decreased by $3.314627 (-23%) from $20,542,738 for Q1 2018 to $11,375,164 for Q1 2019, and gross profit from the corporate division decreased by $328,271 (-19%) from $1,750,166 for the three months ended March 31, 2018 to $1,421,895 for the three months ended March 31, 2019.

•	5.A. Engineering technology consulting and services: (The Continuing Operation of CA)

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for the same period ended March 31, 2019 and 2018.

	2019Q1	2019Q1	Difference	Description of work
Service revenues (Consulting and Services)
CA	991,002	2,472,404	(1,481,402)
Group Total Revenues	991,002	2,472,404	(1,481,402)
Cost of service
CA	939,684	1,784,322	(844,638)
Group Total Cost of Consulting and Services	939,684	1,784,322	(844,638)
Gross Profit
CA	51,318	688,082	(636,764)
Group Total Gross Profit	51,318	688,082	(636,764)

Revenue (consulting, service, commission and management fee):

Revenue decreased by $1,481,402 (-60%) from $2,472,404 for the quarterly period ended March 31, 2018 to $991,002 for the same period ended March 31, 2019. Since Tri-way is CA’s main client, currently, CA’s income is heavily dependent on Tri-way having sufficient cash-flow, which had not been available during Q1 to spend on farm development, thus reducing CA’s C&S income during the quarter.

Correspondingly, the cost of services for consulting, service, commission and management fees decreased by $844,638 (-47%) from $1,784,322 for the quarterly period ended March 31, 2018 to $939,684 for the same period ended March 31, 2019. The decrease was primarily due to lower revenues of the quarter.

Gross profit from consulting, service, commission and management fees decreased by $636,764 (-93%), from $688,082 for the quarter period ended March 31, 2018 to $51,318 for the same period ended March 31, 2019.

Note (4) Other Income

Other income for the three months ended March 31, 2019 amounted to $(417,611) and was derived from the combination of the following:

(i). The share of income from unconsolidated equity investee (Tri-way) of $2,390,454 that decreased by $0.67 million (or -22%) from Q1 2018’s $3.06 million) due to primarily the reason mentioned earlier that the Lunar Chinese New Year came later than usual (started from February 5th 2019 instead of January 19th 2018) creating interruptions to the logistics and transportation services affecting the deliveries and supplies of goods in turn the market that lasted over 6 weeks instead of 4 weeks that slowed down Tri-way’s live-seafood sales.

(ii). Loss on restructuring of $(2,404,402) that was reported in our 2018 10-K report referring to a loan that was granted by a friendly third party on October 12, 2017 for $6 million (based on principal sum of $4.2 million and accrued interest of $1.8 million calculated to February 12th 2019) that was recorded at later date by a loan agreement executed on February 18, 2019 for $6,301,480 (inclusive of an additional loan of $301,480 granted by the same third party on February 2, 2019). This loan is to be re-paid in 3 tranches inclusive of accrued interest calculated to time of repayments comprising Tranche (1) for $2,300,000, Tranche (2) for $2,350,000 and Tranche (3) for $2,746,702 on August 31, 2019, October 30, 2019 and December 31, 2019, respectively, for total repayment amount of $7,346,702.

(iii). Non-operating expenses of $(219,727), a government grant of $293,870, less interest expense of $477,806.

The other income for the three months ended March 31, 2018 amounted to $3,307,234 and derived from the combination of share of income from unconsolidated equity investee of $3,782,011, other income of $878, non-operating expenses of $22,004, less interest expense of $453,651.

Note (5) General and Administrative Expenses and Interest Expenses)

 General and administrative and interest expenses (including depreciation and amortization) increased by $118,714 (3%), from $4,116,380 for Q1 2018 to $4,235,094 for Q1 2019. The change was primarily due to increase in depreciation and amortization by $401,164 from $1,182,055 in Q1 2018 to $1,583,219 in Q1 2019 and increase in interest expense by $24,155 from $453,651 in Q1 2018 to $477,806 in Q1 2019.

The Company is taking extra steps to ensure that these expenses are reduced in conformity with cash flow allowance

Category	2019Q1	2018Q1	$ Difference

Office and corporate expenses	$1,045,746	$1,304,145	$(258,399)

Wages and Salaries	$430,623	$546,642	$(116,019)

Traveling and related lodging	$7,789	$3,542	$4,247

Motor vehicles expenses and local transportation	$12,364	$9,906	$2,458

Entertainment and meals	$25,713	$17,576	$8,137

Others and miscellaneous	$651,834	$598,863	$52,971

Depreciation and amortization	$1,583,219	$1,182,055	$401,164

Sub-total	$3,757,288	$3,662,729	$94,559

Interest expense	$477,806	$453,651	$24,155

Total	$4,235,094	$4,116,380	$118,714
% of increase or decrease (-)	3%

Note (6) Depreciation and Amortization

Depreciation and amortization decreased by $120,994 (-4%), to $3,106,925 for Q1 2019 from $3,227,869 for Q1 2018. The decrease was due to the decrease of depreciation by $514,698 to $2,542,874 for Q1 2019 from depreciation of $2,658,508 for Q1 2018 and the decrease of amortization by $50,918 to $564,051 for Q1 2019 from amortization of $569,361 for Q1 2018.

In this respect, total depreciation and amortization amounted to $3,106,925 for Q1 2019, of which amount $1,583,219 was reported under general and administration expenses and $1,523,706 was reported under cost of goods sold compared to total depreciation and amortization of $3,227,869 for Q1 2019, of which amount $1,182,055 was reported under general and administration expenses and $2,045,814 was reported under cost of goods sold.

Note (7). Non-controlling interests

Table (F) below shows the derivation of non-controlling interest:

		Jiangmen City
	Jiangmen City Heng	Hang Mei Cattle	Hunan Shenghua	Qinghai Sanjiang
	Sheng Tai Agriculture	Farm	A Power	A Power
	Development Co.	Development Co.	Agriculture Co.,	Agriculture Co
Name of China subsidiaries	Ltd.(China)	Ltd.(China)	Limited (China)	Ltd (China)	Total
Effective shareholding	75%	75%	76%	41.25%
Abbreviated names	(JHST)	(JHMC)	(HSA)	(SJAP)

Net income (loss) of the P.R.C. subsidiaries for the year in $	(1,094,939)	982,845	499,365	220,183

% of profit sharing of non-controlling interest	25%	25%	24%	58.75%

Non-controlling interest's shares of Net incomes in $	(273,735)	245,711	119,848	129,358	221,182

The net income attributed to non-controlling interest is $221,182 shared by (JHST, JHMC, HAS and SJAP, collectively) for Q1 2019 as shown in Table (F), above.

Note (8) Earnings per share (EPS)

Earnings per share from continuing operations decreased by $0.16 (basic) and $0.16 (diluted) per share from EPS of $0.17 (basic) and $0.17 (diluted) Q1 2018 to EPS of $0.01 (basic) and $0.01 (diluted) for Q1 2019.

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the three months ended March 31, 2019 (Q1 2019) compared to the 12 months ended December 31, 2018.

Consolidated Balance sheets	March 31, 2019	December 31, 2018	Changes	Note

ASSETS
Current assets
Cash and cash equivalents	305,721	4,950,799	(4,645,078)	8
Inventories	56,402,108	54,582,241	1,819,867	9
Costs and estimated earnings in excess of billings on uncompleted contracts	250,828	250,828	-
Deposits and prepaid expenses	53,290,057	52,241,190	1,048,867	10.1
Accounts receivable	100,938,113	101,652,131	(714,018)	11
Other receivables	31,103,922	28,307,526	2,796,396	15
Total current assets	242,290,749	241,984,715	306,034
Property and equipment
Property and equipment, net of accumulated depreciation	235,473,231	230,645,659	4,827,572	12
Construction in progress	13,166,423	12,515,527	650,896	13
Land use rights, net of accumulated amortization	54,289,629	53,814,281	475,348	14
Total property and equipment	302,929,283	296,975,467	5,953,816
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	8,816,670	8,937,071	(120,401)
Investment in unconsolidated equity investee	209,435,455	207,074,626	2,360,829
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	34,894,047	34,905,960	(11,913)	10.2
Total other assets	253,871,112	251,642,597	2,228,515
Total assets	799,091,144	790,602,779	8,488,365
Current liabilities
Accounts payable and accrued expenses	10,425,270	8,280,358	2,144,912	16	A
Billings in excess of costs and estimated earnings on uncompleted contracts	5,407,136	5,348,293	58,843
Due to a director	259,193	2,046,499	(1,787,306)
Other payables	47,016,748	42,523,811	4,492,937	16	B
Borrowings-Short term bank loan	4,677,755	4,589,828	87,927
Derivative liability	-	2,100	(2,100)
Convertible note payable	-	3,894,978	(3,894,978)
Income tax payable	-	-
Total current liabilities	67,786,102	66,685,867	1,100,235	16
Non-current liabilities				17
Other payables	7,759,801	7,792,774	(32,973)
Borrowing-Long term debt	5,643,006	5,536,938	106,068
Convertible note payable
Total non-current liabilities	13,402,807	13,329,712	73,095
Stockholders’ equity
Common stock	49,976	49,866	110
Additional paid-in capital	181,533,919	181,501,056	32,863
Retained earnings	459,424,518	458,811,844	612,674
Accumulated other comprehensive income	-5,316,005	-8,443,123	3,127,118
Treasury stock	-1,250,000	-1,250,000	-
Total SIAF Inc. and subsidiaries' equity	634,442,408	630,669,643	3,772,765
Non-controlling interest	83,459,827	81,890,220	1,569,607
Total stockholders' equity	717,902,235	712,559,863	5,342,372
Total liabilities and stockholders' equity	799,091,144	793,552,597	5,538,547

This Part B discusses and analyzes certain items that we believe would assist stakeholders in obtaining a better understanding of the Company’s results of operations and financial condition:

Note (B) Cash and Cash Equivalents

The change in cash and cash equivalents amounted to $(4,645,078) derived from cash and cash equivalents of $305,721 and $4,950,799 as of March 31, 2019 and December 31, 2018, respectively.

The difference in cash and cash equivalents between these two dates is primarily due to the decrease of sales revenues and profits while recovering from the impact caused by the heavy financial losses in 2017., however, the other corresponding factor is funding said losses that weakened the cash and cash equivalents.

Note (9) Break down of inventories

	March 31, 2019	December 31, 2018	Difference
	$	$	$
Bread grass	666,989	744,378	(77,389)
Beef cattle	14,186,719	11,561,117	2,625,602
Organic fertilizer	14,616,370	14,266,923	349,447
Forage for cattle and consumables	7,605,777	7,252,280	353,497
Raw materials for bread grass and organic fertilizer	17,951,320	18,885,258	(933,938)
Immature seeds	1,374,933	1,872,285	(497,352)

	56,402,108	54,582,241	1,819,867

The main increase in inventories came from changes in beef cattle (up $2.6m), which was primarily due to lower sales of cattle caused by low market prices in turn increased the inventory in cattle during the period.

Note (10) Breakdown of Deposits and Prepaid Expenses

The actual deposit and prepaid expenses increased by $1,048,867 from Q4 2018’s $752,241,190 to Q1 2019’s 53,290,057

	March 31, 2019	December 31, 2018	Difference	Note
	$	$	$
Deposits for
- purchases of equipment	2,196,214	2,158,867	37,347
- acquisition of land use rights	178,200	174,851	3,349
- inventories purchases	17,181,605	16,921,188	260,417
- construction in progress	5,354,959	4,789,035	565,924
- issue of shares as collateral	25,528,325	24,928,324	600,001
Shares issued for employee compensation and overseas professional and bond interest	231,574	643,457	(411,883)
Others	2,619,380	2,625,468	(6,088)
	53,290,257	52,241,190	1,049,067

Note (11) Breakdown of Accounts receivable:

	2019Q1
	Accounts				over 120 days and
	receivable	0-30 days	31-90 days	91-120 days	less than 1 year	Over 1 year
	$
Engineering consulting service (CA)	61,849,210	1,049,845	-	1,088,759	16,421,061	43,289,545
Sales of imported seafood (SIAF)	22,630,491	5,738,444	7,058,616	9,833,432	-	-
Sales of Cattle and Beef Meats (MEIJI)	8,478,466	-	8,171,443	307,023	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)	852,098	330,383	517,751	-	3,964	-
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	4,107,635	795,851	2,169,408	664,614	477,763	-
Sales Fertilizer from (HSA)	3,020,213	834,675	1,637,249	-	548,289	-

Total	100,938,113	8,749,198	19,554,466	11,893,827	17,451,077	43,289,545

Information on trading terms and provision for diminution in value of accounts receivable:

The account receivable of CA’s C&S services totals US$61,849,210, wherein $1,049,845 lies within an aging period of 31 - 90 days, $1,088,759 within an aging period of 90-120 days, $16,421,061 within 120 days to one year, and $43,289,545 of over one year.

•	The $43,289,545 in outstanding receivables was settled by Tri-way through the issuance of shares to CA representing 12.71% of the issued and outstanding shares of Tri-way. Further information of this exchange can be found in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018.

•	CA remains as the turnkey contractor appointed by Tri-way (that is the Master APM License Holder of China granted by CA for 50 years) to carryout development and construction work for APM and ODRAS fish farms (inclusive the Mega farm APM project and other ODRAS farm projects) being developed for Tri-way.

•	The other account receivables are spread among 5 main subsidiaries and their respective subsidiaries within their own organization (i.e. SJAP has 5 and JHST has 2 subsidiaries, for example), each of them carrying a receivable aging period less than 12 months and within normal trading terms. Thus, no diminution in value is required, as the credit quality of the receivables are not in doubt.

Information on concentration of credit risk of revenue:

We have 4 major long-term customers, referred to as referring to as Customer A, B, C and D in the financial statements who have accounted for 77.29% of our consolidated revenues for Q1 2019 as shown in the table below:

	Three months ended March 31, 2019
	% of total Revenue	$	Customer’s Total Revenue
Customer A	30.79%		9,010,021
Customer B	12.94%		3,787,039
Customer C	27.93%		8,171,443
Customer D	5.63%		1,647,468

	77.29%		22,615,971

Customer A is Shanghai Vigour Trading Co. Ltd., which is one of our main distributors selling most of our imported goods (inclusive of Beef and Seafood). During Q1 2019, we sold $9.0 million of goods to Shanghai Vigour representing 30.79% of our total revenue of $29.26 million derived mainly from Corporate and Others Division segment.

Customer B is APNW through our divestment when Tri-way became an Associate Investee. The amount of $3.79 million shown above will be fully paid when Tri-way issues shares to offset this amount.

Customer C is Mr. Zhen Runchi, who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets, and at the same time supplies us young cattle for rearing. During Q1 2019, we sold $5.0 million of goods to Mr. Zhen Runchi, representing 27.93% of the Company’s total revenue of $29.26 million

Customer D is Linyi County Xingnong Agricultural Resources Co., Ltd. Wangcheng Branch. During Q1 2019, we sold $1.65 million of goods representing 5.63% of our total sales of goods revenue of $29.26million.

 Information on concentration of credit risk of account receivable:

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March 31,2019	Total accounts receivables

Customer A	11.89%	11,997,693
Customer B	8.4%	8,478,466
Customer C	10.53%	10,632,798
Customer D	61.27%	61,849,210

	92.09%	92,958,167

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past, and is not aware of any financial difficulties of its major customers.

Note (12) Property and equipment, net of accumulated depreciation

March 31,2019

Plant and machinery	$5,394,528
Structure and leasehold improvements	204,314,391
Mature seeds and herbage cultivation	58,898,928
Furniture and equipment	697,403
Motor vehicles	599,689
269,904,939

Less: Accumulated depreciation	(34,431,708)
Net carrying amount	$235,473,231

Note (13) Construction in progress

March 31,2019

Construction in progress
-Office, warehouse and organic fertilizer plant in HSA	7,425
- Organic fertilizer and bread grass production plant and office building	6,989,159
- Rangeland for beef cattle and office building	6,169,839

13,166,423

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2019.03.31 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	197,549	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	31,930,098	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	303,580	Land Use Rights	Fertilizer production
Hunan lot4	HS.A	Ouchi Village, Fenghuo Town, Linli County	24.71	6/1/2018	50	5/31/2068	3,021,148	5,035	2,970,796	Lease	Pasture growing
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	857,515	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	828,378	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,810,741	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,647,740	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	775,003	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	667,424	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	3,902,791	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,069,365	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	3,049,282	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	429,476	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	191,879	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	3,785,615	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,520,386	Management Right	HU Plantation
Exchange difference							-3,400,645		-3,647,987
			678				66,851,156	136,824	54,289,629

Note (15) Other Receivables

	March 31,2019	Note

Advanced to employees	$567,653
Advanced to suppliers	3,905,832	15	A
Advanced to customers	14,114,204	15	B
Advanced to developers	461,835	15	C
Others	12,054,398	15	D
	$31,103,922

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

15D. Others of $12,054,398 consist of the following:

(i)  56 third party clients and associates of SJAP collectively owe SJAP $6.42 million, and

(ii) QZH owes SJAP $5.63 million, whereas under the SJAP disposal (of QZH) agreement dated December 30, 2018 with the third party buyer, it stated that QZH is to repay SJAP said $5.63 million gradually from sale proceeds of its capital assets that QZH sells from time to time.

Note (16) Current Liabilities:

	As at March 31, 2019	Note
	$
Current liabilities
Accounts payable and accrued expenses	10,425,270	16.	A
Billings in excess of costs and estimated earnings on uncompleted contracts	5,407,136
Due to a director	259,193
Other payables	47,016,748	16	B
Borrowings - Short term bank loan	4,677,755
	67,786,102

Note 16A: Accounts payable and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms meaning that most purchases are paid for in cash or short-term credit (7 to 10 days), which in a way allows us bargaining capacity to obtain cash discounts resulting in the low trade account payables and accruals balance of $10.43 million, about 36% of total sales of $29.26 million for the reasons stated below:

Our main Account Payables during Q1 2019 were generated from the following activities:

1.	We supply the following cost elements: our own staff, engineering and technology that enhanced our profit margins and reduced the overall cost of sales. Consulting and services (“C&S”) since inception is the major contributor of income to date and cost of revenue averaging 95% for CA.

2.	Implementation, supervision, training and associated management work and most of the building sub-contractors worked at fixed costs; consequently, profit margins are contained providing ample opportunity for expanded credit terms. For contracts related to the construction of farms we use plants, equipment, parts and components that were specially manufactured and made as per our own design and engineering by local manufacturers and suppliers (who carry a high amount of initial development costs and inventories for us based on the understanding that we would pay for the deliveries of goods sold within shorter trading terms such that they could afford to carry such costs). We pay promptly in this respect and believe that, as time has passed, our track record has earned excellent credibility with all of our suppliers and sub-contractors.

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

Note (17) Non-current liabilities

Other payables of $7,759,801: During Q1 2019, the Company issued promissory notes amounting to $0 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries). During Q1 2019 we redeemed $ 32,973 of Promissory Notes for advances granted by third parties in past fiscal years to be settled by the issuance of shares and / or cash leaving a balance of $7,759,801 of promissory notes still due and outstanding as of March 31, 2019.

Income Taxes

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no trading operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company. However, see the discussion, below, under “Undistributed Earnings of Foreign Subsidiaries”.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States, but some of these profits may have to be used to satisfy U.S. income tax liabilities based on the operations of its controlled foreign subsidiaries.  Prior to 2017, depending on how and where  their controlled foreign corporations were operated, U.S. companies did not always have to pay tax on the earnings of their controlled foreign corporations, and the Company believes that prior to 2017 the earnings of its controlled foreign corporations were not taxable in the United States until distributed to the Company.  Accordingly,  the Company made no provision for U.S. Federal and State income tax.  The Company filed yearly U.S. federal income  tax returns from 2007 to 2017 on which it has reported that there was no  no tax due to the United States.

However, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) now requires some U.S. companies (starting in 2018) to pay tax on the earnings of their controlled foreign corporations based on complex formulas. The Company has not yet analyzed the impact of these changes on the taxability in the United States of the earnings of its foreign subsidiaries and so does not know whether it has for 2018, or will have for 2019 and future years, any earnings  subject to U.S. federal income tax.  In addition, the 2017 Act required U.S. companies to repatriate, as of the end of 2017, their accumulated earnings to date.  The Company has not yet determined whether it incurred a U.S. tax liability as of the end of 2017 under this repatriation provision of the 2017 Act. The Company is seeking professional advice from U.S. tax accountants as to the impact on the Company of the 2017 Act for 2017 and later years.  In fiscal year 2017 the Company had an operating loss of $30,102,943 based on the consolidated financials of its controlled foreign corporations, but it has had operating profits in previous years.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA and SJAP since they are exempt from EIT for the three months ended March 31, 2019 and 2018 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the three months ended March 31, 2019 and 2018.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the three months ended March 31, 2019 and 2018.

No Swedish Corporate income tax has been provided in the consolidated financial statements, since SIAFS incurred a tax loss for the three months ended March 31, 2019.

No deferred tax assets and liabilities have been assessed as of March 31, 2019 and December 31, 2018 since there was no difference between the financial statements carrying amounts and the tax basis of assets and liabilities utilizing the enacted tax rates in effect for the period in which the differences are expected to occur.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

None.

Liquidity and Capital Resources

As of March 31, 2019, unrestricted cash and cash equivalents amounted to $621,884 (see notes to the consolidated account), and our working capital as of March 31, 2019 was $183,985,026.

As of March 31, 2019, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,677,755				4,677,755
Long Term Debts		5,643,006			5,643,006
Promissory Notes		7,759,801			7,759,801

Cash provided by operating activities amounted to $(2,652,722) for Q1 2019. This compares with cash provided by operating activities totaling $(5,570,600) for Q1 2018. The increase in cash flows from operations primarily resulted from increase in inventories to $(1,819,867) for Q1 2019 from $(5,725,242) for Q1 2018.

Cash used in investing activities totaled $(2,908,845) for Q1 2019. This compares with cash used in investing activities totaling $(5,475,604) for Q1 2018. The increase in cash flows used in investing activities primarily resulted from payment for construction in progress of $0 in Q1 2019 from $(3,053,4350 in Q1 2018.

Cash used in financing activities totaled $0 for Q1 2019. This compares with cash from financing activities totaling $0 for Q1 2018.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended March 31, 2019 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

W determine revenue recognition through the following steps:

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0 and $786 for the three months ended March 31, 2019 and 2018, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $377,946 and $400,754 for the three months ended March 31, 2019 and 2018, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $426,115 and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long-term receivable. Management evaluates the collectability of the receivables at least quarterly. There was a written off on bad debts of $14,394,402 arising due to the dispose of QZH for the twelve months ended December 31, 2018 or (2016: Nil).

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2018, the Company’s impairment on interests in an unconsolidated investee of $153,046 was recorded. (2016: Nil).

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

For the quarters ended March 31, 2018 and 2019, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders for continuing operations amounted to $0.17 and $0.01, respectively. For the quarters ended March 31, 2018 and 2019, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders for continuing operations amounted to $0.17 and $0.01, respectively.

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

For the three months ended March 31, 2019

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31, 2019 and December 31, 2018 were translated at RMB6.73 to $1.00 and RMB6.86 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2019 and March 31, 2018 were RMB6.75 to $1.00 and RMB6.36 to $1.00, respectively.

For the three months ended March 31, 2018

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31, 2018 and December 31, 2017were translated at RMB6.29 to $1.00 and RMB6.53 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2018 and March 31, 2017 were RMB6.36 to $1.00 and RMB6.89 to $1.00, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (ASC Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance will require Companies to recognize an allowance for credit losses on available-for-sale debt securities rather than the current approach of recording a reduction to the carrying value of the asset. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. The Company is currently evaluating the effects of this ASU on its financial statements and related disclosures and does not expect there to be a material impact.

Other relevant and / or subsequent information:

On March 26, 2019, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors, styled Heng Ren Silk Road Investments LLC, Heng Ren Investments LP, derivatively on behalf of Sino Agro Food Inc. v. Sino Agro Food Inc., Lee Yip Kun Solomon, Tan Poay Teik, Chen Bor Hann, Lim Chang Soh, and Sino Agro Food Inc., as the nominal defendant (Case No.: 1:19-cv-02680) (the “Complaint”). The Company’s Motion to Dismiss the Complaint is currently due on or before June 28, 2019.

The Complaint alleges violations of the federal securities laws and breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, based on allegations concerning, inter alia, a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plaintiffs, has diluted shareholder ownership and oppressed shareholders of the Company. The Company believes that these claims are without merit and intend to vigorously defend the action.  Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations .

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, except as set forth herein, there are no known or contemplated proceedings that require disclosure under Item 103 of Regulation S-K.

On March 26, 2019, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors, styled Heng Ren Silk Road Investments LLC, Heng Ren Investments LP, derivatively on behalf of Sino Agro Food Inc. v. Sino Agro Food Inc., Lee Yip Kun Solomon, Tan Poay Teik, Chen Bor Hann, Lim Chang Soh, and Sino Agro Food Inc., as the nominal defendant (Case No.: 1:19-cv-02680) (the “Complaint”).  The Company’s Motion to Dismiss the Complaint is currently due on or before June 28, 2019.

The Complaint alleges violations of the federal securities laws and breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, based on allegations concerning, inter alia, a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plaintiffs, has diluted shareholder ownership and oppressed shareholders of the Company. The Company believes that these claims are without merit and intend to vigorously defend the action.  Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2019, the Company issued 109,911 shares of common stock valued at $ 0.30 per share for settlement of 32,973.30 of debts

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Labels Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	filed herewith

**	furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

May 17, 2019	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)