Form 10-Q
period 2019-06-30
Sino Agro Food, Inc.
filed 2019-08-14
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Copies to:

Sichenzia Ross Ference LLP

1185 Avenue of the Americas, 37th Floor

New York, NY 10036

Attn: Marc J. Ross, Esq.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2019, there were 49,996,885 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL REPORT

FOR THE THREE MONTHS ENDED JUNE 30, 2019

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2019	December 31, 2018
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	5	$925,220	$4,950,799
Inventories	6	55,248,089	54,582,241
Costs and estimated earnings in excess of billings on uncompleted contracts	18	250,828	250,828
Deposits and prepayments	7	40,665,854	52,241,190
Accounts receivable, net of allowance for doubtful accounts	8	105,925,636	101,652,131
Other receivables	9	23,168,587	28,307,526
Total current assets		226,184,214	241,984,715
Non-current assets
Plant and equipment, net of accumulated depreciation	10	243,837,882	230,645,659
Construction in progress	11	11,000,995	12,515,527
Land use rights, net of accumulated amortization	12	52,912,958	53,814,281
Total non-current assets		307,751,835	296,975,467
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	8,647,017	8,937,071
Interest in unconsolidated investees	15	216,154,781	207,074,626
Temporary deposits paid to entities for investments in Sino joint venture companies	16	34,918,633	34,905,960
Total other assets		260,445,371	251,642,597

Total assets		$794,381,420	$790,602,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$9,858,947	$8,280,358
Billings in excess of costs and estimated earnings on uncompleted contracts	18	5,386,711	5,348,293
Due to a director		655,031	2,046,499
Other payables	19	46,463,420	42,523,811
Borrowings - Short term bank loan	20	4,654,544	4,589,828
Derivative liability	22	-	2,100
Convertible note payable	22	-	3,894,978
		67,018,653	66,685,867

Non-current liabilities
Other payables	19	7,765,801	7,792,774
Borrowings - Long term debts and bank loan	20	5,381,818	5,536,938
		13,147,619	13,329,712

Commitments and contingencies		-	-

Stockholders’ equity
Common stock: $0.001 par value (50,000,000 shares authorized, 49,976,085 and 49,866,174 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	22	49,977	49,866
Additional paid - in capital		181,533,918	181,501,056
Retained earnings		465,997,939	458,811,844
Accumulated other comprehensive income		(14,727,670)	(10,415,786)
Treasury stock		(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		631,604,164	628,696,980
Non - controlling interest		82,610,984	81,890,220
Total stockholders’ equity		714,215,148	710,587,200
Total liabilities and stockholders’ equity		$794,381,420	$790,602,779

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

		Three months ended	Three months ended	Six months ended	Six months ended
	Note	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue
- Sale of goods		$37,872,933	$32,932,737	$66,140,582	$64,191,597
- Consulting and service income from development contracts		728,245	1,061,986	1,719,247	3,534,390
	3	38,601,178	33,994,723	67,859,829	67,725,987
Cost of goods sold	3	(31,084,220)	(27,671,259)	(54,394,432)	(53,534,279)
Cost of services	3	(650,333)	(880,418)	(1,590,017)	(2,664,740)

Gross profit		6,866,625	5,443,046	11,875,380	11,526,968
General and administrative expenses		(3,194,589)	(4,133,054)	(6,951,877)	(7,795,783)
Net income from operations		3,672,036	1,309,992	4,923,503	3,731,185
Other income (expenses)

Government grant		-	132,847	292,419	132,847
Share of income from unconsolidated equity investee		3,569,337	1,549,960	5,959,791	5,331,971
Other income		-	58,860	-	59,738
Loss on restructuring		-	-	(2,404,402)	-
Non-operating expenses		-	(3,139,329)	(218,642)	(3,161,333)
Interest expense		(133,593)	(417,307)	(611,033)	(870,958)
Net income (expenses)		3,435,744	(1,814,969)	3,018,133	1,492,265

Net income before income taxes		7,107,780	(504,977)	7,941,636	5,223,450
Provision for income taxes	4	(3,905)	-	(3,905)	-

Net income		7,103,875	(504,977)	7,937,731	5,223,450
Less: Net (income) loss attributable to non - controlling interest		(530,454)	1,402,644	(751,636)	746,936
Net income attributable to Sino Agro Food Inc. and subsidiaries		6,573,421	897,667	7,186,095	5,970,386
Other comprehensive income (loss) - Foreign currency translation gain (loss)		(10,790,961)	(20,442,164)	(4,342,756)	1,438,686
Comprehensive income		(4,217,540)	(19,544,497)	2,843,339	7,409,072
Less: Other comprehensive (income) loss attributable to non - controlling interest		1,379,296	10,403,204	30,872	(850,406)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$(2,838,244)	$(9,141,293)	$2,874,211	$6,558,666

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	27	$0.13	$0.02	$0.14	$0.17
Diluted	27	$0.13	$0.02	$0.14	$0.17

Weighted average number of shares outstanding:

Basic	27	49,968,758	37,573,999	49,917,466	35,749,331
Diluted	27	49,968,758	37,573,999	49,917,466	35,749,331

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2019	Six months ended June 30, 2018

Cash flows from operating activities
Net income for the period	$7,937,731	$5,223,450
Adjustments to reconcile net income for the period to net cash from operations:
Share of income from unconsolidated equity investee	(5,959,791)	(5,331,971)
Depreciation	5,062,150	5,325,531
Amortization	991,004	1,134,904
Inventory written off	-	3,139,356
Loss on restructuring	2,404,402	-
Share based compensation cost	527,670	1,350,490
Changes in operating assets and liabilities:
Increase in inventories	(665,848)	(3,451,648)
Decrease in cost and estimated earnings in excess of billings on uncompleted contacts	-	998,359
Decrease in deposits and prepaid expenses	11,067,966	4,001,896
(decrease) in due to a director	(1,391,467)	(107,074)
Increase in accounts payable and accrued expenses	1,578,589	3,090,752
Increase in other payables	(2,388,844)	4,163,723
Increase in accounts receivable	(4,273,505)	(6,073,887)
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	38,418	(137,384)
Increase in other receivables	5,138,939	(5,358,896)
Decrease in amount due from unconsolidated investee	(3,120,364)	(2,600,812)
Net cash (used in) provided by operating activities	16,947,050	5,366,789
Cash flows from investing activities
Purchases of property and equipment	(5,931,338)	(4,840,642)
Investment in unconsolidated equity investee	-	(52,258)
Payment for construction in progress	(9,733,795)	(4,347,826)
Net cash used in investing activities	(15,665,133)	(9,240,726)
Cash flows from financing activities
Repayment of long term bank loan	(73,741)	-
Net cash used in financing activities	(73,741)	-
Effects on exchange rate changes on cash	(5,233,755)	3,919,888

Increase in cash and cash equivalents	(4,025,579)	45,951
Cash and cash equivalents, beginning of period	4,950,799	560,043
Cash and cash equivalents, end of period	$925,220	$605,994

Supplementary disclosures of cash flow information:
Cash paid for interest	$260,715	$297,926
Non - cash transactions
Common stock issued for services and compensation	$-	$6,999,067
Common stock issued to secure debts loan	$32,973	$-
Transfer to plant and equipment from construction in progress	$12,885,923	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On March 23, 2017, Qinghai Quanwang Investment Management Company Limited (” Quanwang “) acquired 8.3% equity interest in SJAP for total cash consideration of $459,137. As of June 30, 2019, APWAM owned 41.25% of SJAP, Garwor owned 50.45% and Quanwang owned the remaining 8.3%.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $144,737 and $1,960, $144,737 and $2,745 for the three months and the six months ended June 30, 2019 and 2018, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $213,146 and $399,749, $591,092 and $800,504 for the three months ended and the six months ended June 30, 2019 and 2018, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0, $426,115 and $0 for the three months ended and the six months ended June 30, 2019 and 2018, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to ($14,727,670) as of June 30, 2019 and ($10,415,786) as of December 31, 2018. The balance sheet amounts with the exception of equity as of June 30, 2019 and December 31, 2018 were translated using an exchange rate of RMB 6.875 to $1.00 and RMB 6.86 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the six months ended June 30, 2019, and 2018 were RMB 6.78 to $1.00 and RMB 6.37 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of June 30, 2019 and December 31, 2018 are $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of June 30, 2019 and December 31, 2018 amounted to $923,875 and $4,720,793, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

Customer A	29.04%	35.13%	29.79%	33.40%
Customer B	32.66%	18.44%	30.62%	16.63%
Customer C	16.21%	18.38%	14.80%	17.73%
Customer D	4.41%	6.26%	4.86%	7.64%
Customer E	4.28%	4.62%	4.59%	-%
Customer F	-%	-%	-%	5.22%
	86.60%	82.83%	84.66%	80.62%

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	CONCENTRATION OF CREDIT RISK (CONTINUED)

		Percentage of revenue	Amount
Customer A	Corporate and others Division	29.79%	$20,218,206
Customer B	Cattle Farm Development Division	30.62%	$20,776,978
Customer C	Corporate and others Division	14.80%	$10,045,356

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	June 30, 2019	December 31, 2018

Customer A	12.51%	12.76%
Customer B	10.24%	9.67%
Customer C	9.90%	10.05%
Customer D	-%	1.8%
Customer E	1.86%	-%
Customer F	59.06%	59.81%
	93.57%	94.09%

As of June 30, 2019, amounts due from customers A and B are $13,251,456 and $10,842,060, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.30	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2019 and December 31, 2018, the Company determined no impairment losses were necessary.

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

For the three months ended June 30, 2019 and 2018, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.13 and $0.02, respectively. For the three months ended June 30, 2019 and 2018, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.13 and $0.02, respectively.

For the six months ended June 30, 2019 and 2018, basic earnings per share attributable to Sino Agro Food Inc. and subsidiaries common stockholders amounted to $0.14 and $0.17, respectively. For the six months ended June 30, 2019 and 2018, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.14 and $0.17, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2019 or December 31, 2018, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended June 30, 2019 or 2018.

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

	For the three months ended June 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$728,245	1,103,645	6,752,501	12,550,285	17,466,502	38,601,178

Net income (loss)	$(49,227)	(187,887)	382,591	1,824,091	4,603,853	6,573,421

Total assets	$90,585,166	42,622,970	317,330,315	46,029,429	297,813,540	794,381,420

	For the three months ended June 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$1,061,986	$1,044,245	$7,624,303	$6,073,838	$18,190,351	$33,994,723

Net income (loss)	$54,428	(268,503)	(689,227)	409,794	1,391,175	897,667

Total assets	$81,997,442	46,569,574	341,912,724	41,143,209	278,634,636	790,257,585

	For the six months ended June 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$1,719,247	2,010,448	13,155,585	20,719,988	30,263,561	67,859,829

Net income (loss)	$(125,048)	(1,012,997)	856,839	2,805,068	4,662,233	7,186,095

Total assets	$90,585,166	42,622,970	317,330,315	46,029,429	297,813,540	794,381,420

	For the six months ended June 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$3,534,390	$2,094,473	$16,394,895	$11,071,921	$34,630,308	$67,725,987

Net income (loss)	$615,371	$(523,627)	$(20,862)	$695,812	$5,203,692	$5,970,386

Total assets	$81,997,442	$46,569,574	$341,912,724	$41,143,209	$278,634,636	$790,257,585

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three ended June 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)		1,103,645				1,103,645

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			2,523,055			2,523,055

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)			4,229,446			4,229,446

Qinghai Zhong He Meat Products Co., Limited (“QZH”)

Macau Eiji Company Limited (“MEIJI”)				12,550,285		12,550,285

Sino Agro Food, Inc. (“SIAF”)					17,466,502	17,466,502

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	728,245					728,245

Commission and management fee Capital Award, Inc. (“CA”)
	$728,245	1,103,645	6,752,501	12,550,285	17,466,502	38,601,178

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended June 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,044,245	-	-	-	1,044,245

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,499,490	-	-	2,499,490

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	5,124,813	-	-	5,124,813

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,073,838	-	6,073,838

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	18,190,351	18,190,351

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	1,061,986	-	-	-	-	1,061,986

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$1,061,986	$1,044,245	$7,624,303	$6,073,838	$18,190,351	$33,994,723

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the six months ended June 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)		2,010,448				2,010,448

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			5,050,328			5,050,328

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)			8,105,257			8,105,257

Qinghai Zhong He Meat Products Co., Limited (“QZH”)

Macau Eiji Company Limited (“MEIJI”)				20,710,988		20,710,988

Sino Agro Food, Inc. (“SIAF”)					30,263,561	30,263,561

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	1,719,247					1,719,247

Commission and management fee Capital Award, Inc. (“CA”)
	$1,719,247	2,010,448	13,155,585	20,710,988	30,263,561	67,859,829

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the six months ended June 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,094,473	-	-	-	2,094,473

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,865,057	-	-	4,865,057

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	11,529,838	-	-	11,529,838

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	11,071,921	-	11,071,921

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	34,630,308	34,630,308

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	3,534,390	-	-	-	-	3,534,390

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$3,534,390	$2,094,473	$16,394,895	$11,071,921	$34,630,308	$67,725,987

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended June 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)		784,238				784,238

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			1,632,833			1,632,833

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)			3,017,183			3,017,183

Qinghai Zhong He Meat Products Co., Limited (“QZH”)

Macau Eiji Company Limited (“MEIJI”)				10,143,598		10,143,598

Sino Agro Food, Inc. (“SIAF”)					15,517,368	15,517,368
	$-	784,238	4,639,016	10,143,598	15,517,368	31,084,220

COST OF SERVICES

	For the three months ended June 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total
Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	650,333	-	-	-	-	650,333

	$650,333	$-	$-	$-	$-	$650,333

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended June 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	859,183	-	-	-	859,183

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	1,645,595	-	-	1,645,595

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	3,489,352	-	-	3,489,352

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	5,507,928	-	5,507,928

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	16,169,201	16,169,201
	$-	$859,183	$5,134,947	$5,507,928	$16,169,201	$27,671,259

COST OF SERVICES

	For the three months ended June 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total

Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	880,418	-	-	-	-	880,418
	$880,418	$-	$-	$-	$-	$880,418

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the six months ended June 30, 2019
	Fishery Development Division (1)		HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$						-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)			1,497,205				1,497,205

Hunan Shenghua A Power Agriculture Co., Limited (“HSA “)				3,251,049			3,251,049

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP “)				5,789,537			5,789,537

Qinghai Zhong He Meat Products Co., Limited (“QZH “)							-

Macau Eiji Company Limited (“MEIJI”)					16,964,108		16,964,108

Sino Agro Food, Inc. (“SIAF”)						26,892,533	26,892,533
		$-	1,497,205	9,040,586	16,964,108	26,892,533	54,394,432

COST OF SERVICES

	For the six months ended June 30, 2019
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	1,590,017					1,590,017

	$1,590,017					1,590,017

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the six months ended June 30, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	1,753,905	-	-	-	1,753,905

Hunan Shenghua A Power Agriculture Co., Limited (“HSA “)	-	-	3,259,280	-	-	3,259,280

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP “)	-	-	7,625,676	-	-	7,625,676

Qinghai Zhong He Meat Products Co., Limited (“QZH “)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	10,036,426	-	10,036,426

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	30,858,992	30,858,992
	$-	$1,753,905	$10,884,956	$10,036,426	$30,858,992	$53,534,279

COST OF SERVICES

	For the six months ended June 30, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	2,664,740	-	-	-	-	2,664,740

	$2,664,740	$-	$-	$-	$-	$2,664,740

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

Undistributed Earnings of Foreign Subsidiaries

The Company intends to use the remaining accumulated and future earnings of foreign subsidiaries to expand operations outside the United States but some of these profits may have to be used to satisfy U.S. income tax liabilities based on the operations of its controlled foreign subsidiaries. Prior to 2017, depending on how and where their controlled foreign corporations were operated, U.S. companies did not always have to pay tax on the earnings of their controlled foreign corporations, and the Company believes that prior to 2017 the earnings of its controlled foreign corporations were not taxable in the United States until distributed to the Company. Accordingly, the Company made no provision for U.S. Federal and State income tax. The Company filed yearly U.S. federal income tax returns from 2007 to 2017 on which it has reported that there was no tax due to the United States.

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA and SJAP since they are exempt from EIT for the six months ended June 30, 2019 and 2018 as they are within the agriculture, and cattle sectors.

However, EIT has provide in the financial statements of SJAP since it has generated income from trading of agricultural products for the six months ended June 30, 2019.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended June 30, 2019 and 2018.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the three months ended June 30, 2019 and 2018.

No deferred tax assets and liabilities are of June 30, 2019 and December 31, 2018 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Six months ended June 30, 2019	Six months ended June 30, 2018
	(Unaudited)	(Unaudited)
SIAF	$-	$-
SAFS	-	-
MEIJI and APWAM	-	-
JHST, JHMC, SJAP, HSA	3,905	-
	$3,905	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the six months ended June 30, 2019 and 2018. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Cash and bank balances	$925,220	$4,950,799

6.	INVENTORIES

As of June 30, 2019, inventories are as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Bread grass	517,567	744,378
Beef cattle	15,031,225	11,561,117
Organic fertilizer	14,045,338	14,266,923
Forage for cattle and consumable	7,009,766	7,252,280
Raw materials for bread grass and organic fertilizer	16,399,277	18,885,258
Immature seeds	2,244,916	1,872,285
	$55,248,089	$54,582,241

7.	DEPOSITS AND PREPAYMENTS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Deposits for
- purchases of equipment	$1,228,990	$2,158,867
- acquisition of land use rights	174,545	174,851
- inventories purchases	7,023,298	16,921,188
- construction in progress	3,730,063	4,789,035
- issue of shares as collateral	25,761,658	24,928,324
Shares issued for employee compensation and overseas professional and bond interest	115,787	643,457
Others	2,631,513	2,625,468
	$40,665,854	$52,241,190

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2019 and December 31, 2018.

Aging analysis of accounts receivable is as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
0 - 30 days	$3,574,696	$7,447,269
31 - 90 days	32,213,709	22,684,605
91 - 120 days	8,790,824	16,456,895
over 120 days and less than 1 year	7,885,658	11,773,454
over 1 year	53,460,749	43,289,908
	$105,925,636	$101,652,131

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER RECEIVABLES

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Advanced to employees	$584,221	$561,330
Advanced to suppliers	3,824,347	3,831,926
Advanced to customers	14,123,766	14,114,249
Advanced to developers	452,364	453,155
Others	4,183,889	9,346,866
	$23,168,587	$28,307,526

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

10.	PLANT AND EQUIPMENT

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Plant and machinery	$18,010,611	$5,299,631
Structure and leasehold improvements	200,408,657	200,734,812
Mature seeds and herbage cultivation	60,397,687	54,643,255
Furniture and equipment	695,284	695,461
Motor vehicles	589,570	590,416
	280,101,809	261,963,575

Less: Accumulated depreciation	(36,263,927)	(31,317,916)
Net carrying amount	$243,837,882	$230,645,659

Depreciation expense was $2,542,874 and $2,667,023, $5,062,150 and $5,325,531 for the three months ended and the six months ended June 30, 2019 and 2018, respectively.

11.	CONSTRUCTION IN PROGRESS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA		7,285
- Organic fertilizer and bread grass production plant and office building		6,484,045
- Rangeland for beef cattle and office building	11,000,995	6,024,197
	$11,000,995	$12,515,527

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	LAND USE RIGHTS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Cost	$65,691,658	$65,779,178
Less: Accumulated amortization	(12,778,700)	(11,964,897)
Net carrying amount	$52,912,958	$53,814,281

Amount

Balance @1.1.2018	$65,573,223
Exchange difference	205,955
Balance @12.31.2018	$65,779,178
Exchange difference	(87,520)
Balance @6.30.2019	$65,691,658

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights was $281,881, $418,873, $700,638 and $841,453 for the three months and the six months ended June 30, 2019 and 2018 respectively.

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

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

14.	PROPRIETARY TECHNOLOGIES

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	PROPRIETARY TECHNOLOGIES (CONTINUED)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Cost	$11,113,404	$11,113,267
Less: Accumulated amortization	(2,466,387)	(2,176,196)
Net carrying amount	$8,647,017	$8,937,071

Amortization of proprietary technologies was $145,072 and $146,670, $290,366 and $293,451 for the three months and the six months ended June 30, 2019 and 2018, respectively.  No impairments of proprietary technologies have been identified for the three months and the six months ended June 30, 2019 and 2018.

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

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Investments at cost
- TRW	$156,878,648	$149,720,418
Amount due from a consolidated equity investee - TRW	59,276,133	57,354,208
	$216,154,781	$207,074,626

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		June 30, 2019	December 31, 2018
			(Unaudited)	(Audited)
A	Trade center	*	$12,000,000	$12,000,000
B	Fish Farm 2 GaoQiqiang Aquaculture	*	17,403,959	17,403,959
C	Cattle farm 2	*	5,514,674	5,502,001
			$34,918,633	$34,905,960

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of June 30, 2019, the percentages of equity stakes of A (trade and seafood centers), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

17.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of June 30, 2019, the Company has invested $4,054,421 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18..	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Costs	$6,186,261	$6,186,261
Estimated earnings	4,777,300	4,777,300
Less: Billings	(10,712,733)	(10,712,733)
Costs and estimated earnings in excess of billings on uncompleted contracts	$250,828	$250,828

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Billings	$49,175,412	$47,929,092
Less: Costs	(30,098,638)	(29,094,568)
Estimated earnings	(13,690,063)	(13,486,231)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,386,711	$5,348,293

(iii)	Overall

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Billings	$59,888,145	$58,641,825
Less: Costs	(36,284,899)	(35,280,829)
Estimated earnings	(18,467,363)	(18,263,531)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,135,883	$5,097,465

19.	OTHER PAYABLES

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Due to third parties	$10,793,941	$13,068,387
Straight note payable (note 23(i))	35,669,479	29,367,999
Promissory notes issued to third parties	7,765,801	7,792,774
Due to local government	-	87,425
	$54,229,221	$50,316,585

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(7,765,801)	(7,792,774)
Amount classified as current liabilities	$46,463,420	$42,523,811

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of lender	Interest rate	Term	June 30, 2019	December 31, 2018
			(Unaudited)	(Audited)
China Development Bank Qinghai Province, the P.R.C	4.7306%	December 27, 2018 - December 27, 2019	$4,363,635	$4,371,265

Add: current portion of long term bank loan			$290,909	$218,563
			4,654,544	4,589,828

Long term bank loan

Name of lender	Interest rate	Term	June 30, 2019	December 31, 2018
			(Unaudited)	(Audited)
China Development Bank		December 16, 2016 -
Beijing City, the P.R,C.	5.39%	December 15, 2026	$5,672,727	$5,755,501
Less: current portion of long term bank loan			$(290,909)	$(218,563)
			5,381,818	5,536,938

On December 16, 2016, the Company obtained a 10-year long term loan of RMB40million (approximately $5.82million) from China Development Bank for the period from December 16, 2016 to December 15, 2026, bearing an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate which is 5.39% (12.31.2018: 5.39%). The loan was guaranteed by Mr. Zhao Yilin and Ms. Song Haixian, Mr. Zhao Yilin’s wife. The loan was also secured by land use right with net carrying amount of $390,537 as of June 30, 2019 (12.31.2018: 397,269) and a batch of plant, machinery and equipment with net carrying amount of $5,147,062 (12.31.2018: 5,326,385). On May 20, 2019, RMB500,000 (approximately $73,741) was repaid. According to the loan agreement, 2 partial payments of RMB1,000,000 each, totaling of RMB2,000,000 (approximately $290,909) were scheduled to be repaid by November 20, 2019 and May 20, 2020 respectively.

On December 27, 2018, the Company obtained a 1-year short term loan of RMB30 million (approximately $4.36million) from China Development Bank for the period from the December 27, 2018 to December 27, 2019, bearing fixed interest at 4.7306% per annum. This loan was guaranteed by Xining City SME Guarantee Corporation.

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

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shres of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of June 30, 2019, no settlement for both origination fee and interest payment.

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

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Convertible note due December 31, 2018	$-	$3,894,978
Less: classified as current liabilities	-	(3,894,978)
Non-current liabilities	$-	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Derivative Liability

The Company estimated the fair value of the derivative liabilities using the Binomial Option Pricing Model and the following key assumptions for the year ended December 31, 2018

December 31, 2018
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

The Group’s share capital as of June 30, 2019 and December 31, 2018 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

During the six months ended June 30, 2019, the Company (i) issued 109,911 shares of common stock valued at fair value of $0.3 per share for $32,973 for settling of debts; the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

The Company has 49,976,085 and 49,866,174 shares of common stock issued and outstanding as of June 30, 2019 and December 31, 2018 respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $851 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2019. The lease was renewed on March 28, 2019 for a monthly rent of $844 expired on March 31, 2022, and (ii) 5,081 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $12,197, its lease expiring on July 8, 2018. The lease was renewed on July 9, 2018 for a 2,695 square feet of office space for a monthly rent of $6,537 expired on July 8, 2020.

Lease expenses were $22,009 and $40,789, $44,287 and $81,547 for the three months ended and the six months ended June 30, 2019 and 2018, respectively.

.

The future minimum lease payments as of June 30, 2019, are as follows:

Within 1 year	$88,762
2 to 5 years	19,355
Over 5 years	-
$108,117

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	STOCK BASED COMPENSATION

The Company calculated stock-based compensation of $643,457 and $2,489,179 and recognized $115,787, $1,124,377, $527,670 and $1,350,490 for the three months and the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2019, the deferred compensation balance for staff was $115,787 and the deferred compensation balance of $115,787 was to be amortized over 3 months beginning on July 1, 2019. As of June 30, 2018, the deferred compensation balance for staff was $1,138,689 and the deferred compensation balance of $250,400 and $888,289 were to be amortized over 3 months and 9 months beginning on July 1, 2018, respectively.

26.	CONTINGENCIES

On March 26, 2019, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors, styled  Heng Ren Silk Road Investments LLC, Heng Ren Investments LP, derivatively on behalf of Sino Agro Food Inc. v. Sino Agro Food Inc., Lee Yip Kun Solomon, Tan Poay Teik, Chen Bor Hann, Lim Chang Soh, and Sino Agro Food Inc. , as the nominal defendant (Case No.: 1:19-cv-02680) (the “ Complaint ”).  The Company filed its Motion to Dismiss the Complaint on June 24, 2019. After the Company filed its Motion to Dismiss, the Court, sue sponte, issued an Order requiring plaintiffs to either file an Amended Complaint by July 16, 2019 or serve their Opposition to the Motion to Dismiss by that date.   Subsequently, Plaintiffs informed the Court that they intend to file an Amended Complaint and requested, and received, an extension of time to file their Amended Complaint, which was due on August 13, 2019.

On August 13, 2019, Plaintiffs filed the Amended Complaint, which added an additional plaintiff and removed two parties that were initially named as Defendants in the Complaint.  The Amended Complaint alleges violations of the federal securities laws and breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, based on allegations concerning,  inter alia,  a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plaintiffs, has diluted shareholder ownership and oppressed shareholders of the Company. The Company believes that these claims are without merit and intend to vigorously defend the action.  Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

27.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended June 30, 2019 and 2018, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman Tri-way Industries Limited, (“TRW’) Unconsolidated equity investee

Included in due to a director, due to Mr. Solomon Yip Kun Lee is $655,031 and $2,046,499 as of June 30, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in interest in unconsolidated equity investee, due from Tri-way Industries Limited is $59,276,133 and $57,354,208 as of June 30, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable, due from Tri-way Industries Limited is $62,557,029 and $60,799,365 as of June 30, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has consulting and service income from development contracts of $728,245 and $1,061,985, $1,719,247 and $3,534,390 from Tri-way Industries Limited for the three months and the six months ended June 30, 2019 and 2018, respectively.

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

	Three months ended June 30, 2019	Three months ended June 30, 2018

BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -continuing and discontinued operations	$6,573,421	$897,667
Net income used in computing basic earnings per share -continuing operations	$6,573,421	$897,667
Basic earnings per share - continuing and discontinued operations	$0.13	$0.02
Basic earnings per share - continuing operations	$0.13	$0.02
Basic weighted average shares outstanding	49,968,758	37,573,999

	Three months ended June 30, 2019	Three months ended June 30, 2018

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$6,573,421	$897,667
Convertible note interest	-	-
Net income used in computing diluted earnings per share	$6,573,421	$897,667

Diluted earnings per share - continuing and discontinued operations	$0.13	$0.02

	Three months ended June 30, 2019	Three months ended June 30, 2018

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$6,573,421	$897,667
Convertible mote interest	-	-
Net income used in computing diluted earnings per share	$6,573,421	$897,667

Diluted earnings per share - continuing operations	$0.13	$0.02

Basic weighted average shares outstanding	49,968,758	37,573,999

Add:
weight average of common stock convertible from convertible note payables	-	-

Diluted weighted average shares outstanding	49,968,758	37,573,999

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	EARNINGS PER SHARE (CONTINUED)

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

	Six months ended June 30, 2019	Six months ended June 30, 2018

BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -continuing and discontinued operations	$7,186,095	$5,970,386
Net income used in computing basic earnings per share -continuing operations	$7,186,095	$5,970,386
Basic earnings per share - continuing and discontinued operations	$0.14	$0.17
Basic earnings per share - continuing operations	$0.14	$0.17
Basic weighted average shares outstanding	49,917,466	35,749,331

	Six months ended June 30, 2019	Six months ended June 30, 2018

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$7,186,095	$5,970,386
Convertible note interest	-	-
Net income used in computing diluted earnings per share	$7,186,095	$5,970,386

Diluted earnings per share - continuing and discontinued operations	$0.14	$0.17

	Six months ended June 30, 2019	Six months ended June 30, 2018

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$7,186,095	$5,970,386
Convertible mote interest	-	-
Net income used in computing diluted earnings per share	$7,186,095	$5, 970,386

Diluted earnings per share - continuing operations	$0.14	$0.17

Basic weighted average shares outstanding	49,917,466	35,749,331

Add:
weight average of common stock convertible from convertible note payables	-	-

Diluted weighted average shares outstanding	49,917,466	35,749,331

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

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1. (i) SJAP & QZH (Derecognized as variable interest entity on December 30, 2018) and (ii) HSA)

Plantation Division	(Marked 2. JHST)
Fishery Division	(Marked 3. A. CA Engineer & Technology and 3.B. Seafood sales — (Discontinued operation from October 5, 2016)
Cattle Farm Division	(Marked 4. MEIJI and JHMC)
Corporate & Others Division	(Marked 5. SIAF)

A summary of each business division is described below:

•	1. Beef and Organic Fertilizer Division refers to:

(i)	The operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle. Prior to December 30, 2018, QZH was a fully owned subsidiary of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”); as such, the financial statements of these three companies (SJAP, QZH and HSA) were consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP is a variable interest entity over which we exercise significant control. As of December 30, 2018, QZH was derecognized as variable interest entity and its operating profit and/or loss is no longer accretive to the Company’s 41.25% holding in SJAP.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

•	2. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

•	3. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, whereby;

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

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

A (1) Income Statements (Unaudited)

In $	Three months ended	Three months ended
	June 30, 2019	June 30, 2018	Difference	Note
Continuing operations
Revenue	38,601,178	33,994,723	4,606,455	1
Sale of goods	37,872,933	32,932,737	4,940,196
Consulting, services, commission and management fee	728,245	1,061,986	(333,741)
Cost of goods sold and services	31,734,553	28,551,677	3,182,876	2
Cost of goods sold	31,084,220	27,671,259	3,412,961
Cost of services	650,333	880,418	(230,085)
Gross Profit	6,866,625	5,443,046	1,423,579	3
Other income (expenses)	3,435,744	(1,814,969)	5,250,713
General and administrative expenses	(3,194,589)	(4,133,054)	938,465	4
Net income before income taxes	7,107,780	(504,977)	7,612,757
EBITDA	10,187,602	3,144,896	7,042,706
Depreciation and amortization (D&A)	2,946,229	3,232,566	(286,337)	5
EBIT	7,241,373	(87,670)	7,329,043
Net Interest	133,593	417,307	(283,714)
Tax	3,905	-	3,905.00
Net Income	7,103,875	(504,977)	7,608,852
Less:Net( income) loss attributable to Non - controlling interest	(530,454)	1,402,644	(1,933,098)	7
Net income attributable to SIAF Inc. and subsidiaries	6,573,421	897,667	5,675,754
Weighted average number of shares outstanding
- Basic	49,968,758	37,573,999	12,394,759
- Diluted	49,968,758	37,573,999	12,394,759
Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:				8
Basic	0.13	0.02	0.11
Diluted	0.13	0.02	0.11

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

•	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments covering engineering, construction, supervision, training, management and technology etc.

The table below shows the segmental sales, gross profit and corresponding cost of sales for the three months ended June 30, 2019 (Q2 2019) compared to the three months ended June 30, 2018 (Q2 2018).

		Sales of goods		Cost of Goods sold		Sales of Goods’ Gross profit
	In US$	2019Q2	2018Q2	2019Q2	2018Q2	2019Q2	2018Q2

SJAP	Sales of live cattle	958,131	1,492,775	932,154	1,230,393	25,977	262,382
	Sales of feedstock	-	-	-	-	-	-
	Bulk Livestock feed	306,592	491,022	136,958	225,288	169,634	265,735
	Concentrate livestock feed	1,704,201	2,165,423	944,130	1,192,662	760,071	972,761
	Sales of fertilizer	1,260,522	975,592	1,003,941	841,009	256,581	134,583
	SJAP Total	4,229,446	5,124,813	3,017,183	3,489,352	1,212,263	1,635,461
HSA	Sales of Organic fertilizer	870,390	927,067	677,453	766,897	192,936	160,170
	Sales of Organic Mixed Fertilizer	1,652,665	1,572,423	944,380	878,698	708,286	693,725
	HSA Total	2,523,055	2,499,490	1,621,833	1,645,595	901,222	853,895
	SJAP’s & HS.A./Organic fertilizer total	6,752,501	7,624,303	4,639,016	5,134,947	2,113,485	2,489,356
JHST	Sales of Fresh HU Flowers	-	-	-	-	-	-
	Sales of Dried HU Flowers	-	132,014.29	-	122,881	-	9,133
	Sales of Dried Immortal vegetables	73,378	62,705.75	58,703	46,637	14,675	16,068
	Sales of Vegetable products	1,030,267	849,525	725,535	689,665	304,732	159,860
	JHST/Plantation Total	1,103,645	1,044,245	784,238	859,183	319,407	185,062
MEIJI		-	-	-	-	-	-
	Sale of Live cattle (Aromatic)	12,550,285	6,073,838	10,143,598	5,507,928	2,406,687	565,910
	MEIJI / Cattle farm Total	12,550,285	6,073,838	10,143,598	5,507,928	2,406,687	565,910
SIAF
	Sales of goods through trading/import/export activities
	on seafood	8,372,217	9,525,821	7,441,968	8,467,396	930,249	1,058,425
	on imported beef and mutton	9,094,285	8,664,530	8,075,400	7,701,805	1,018,885	962,725
	SIAF/ Others & Corporate total	17,466,502	18,190,351	15,517,368	16,169,201	1,949,134	2,021,150

Group Total		37,872,933	32,932,737	31,084,220	27,671,259	6,788,713	5,261,478

Overall comparison of Q2 2019 to Q2 2018

The Company’s revenues generated from the sale of goods was $37,872,933 for the quarterly period ended June 30, 2019 compared to $32,932,737 for the same period ended June 30, 2018 representing a increase of 15% or $4,940,196.

The Company’s cost of goods sold was $31,084,220 for the quarterly period ended June 30, 2019 compared to $27,671,259 for the same period ended June 30, 2018.

Gross profits of the Company generated from goods sold was $6,788,713 for the quarterly period ended June 30, 2019compared to $$5,261,478 for the same period ended June 30, 2018, representing a increase of 29% or $1,527,235.

Details of each segment are being described below:

•	1. (i) Beef and Organic Fertilizer Division refers to operation of SJAP

In US$

		Sales of goods		Cost of Goods sold		Gross profit
		2019Q2	2018Q2	2019Q2	2018Q2	2019Q1	2018Q2
SJAP	Sales of live cattle	958,131	1,492,775	932,154	1,230,393	25,977	262,382
	Sales of feedstock
	Bulk Livestock feed	306,592	491,022	136,958	225,288	169,634	265,735
	Concentrate livestock feed	1,704,201	2,165,423	944,130	1,192,662	760,071	972,761
	Sales of fertilizer	1,260,522	975,592	1,003,941	841,009	256,581	134,583
	SJAP Total	4,229,446	5,124,813	3,017,183	3,489,352	1,212,263	1,635,461
	% of increase (+) or decrease (-)	-17%		-14%		-26%

As illustrated in the table above, when comparing Q2 2019 to Q2 2018, the losses in revenue (negative variance of $0.9 million, or -17%) and gross profit (negative variance of 0.4 million, or -26%) was primarily due to the decreased sales of live cattle (-$534,644 or -36%), Feed stock (-$184,430 or -38%) and Concentrate livestock feed (-$461,222 or -21%)

The table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the quarterly period ended June 30, 2019 compared to the same period ended June 30, 2018 of the beef and organic fertilizer divisions.

			2019Q2	2018Q2	Difference
SJAP	Production and Sales of live cattle	Heads	565	858	(293)
	Average Unit sales price	US$/head	1,696	1,740	(44)
	Unit cost prices	US$/head	1,650	1,434	216
	Production and sales of feedstock		-	-	0
	Bulk Livestock feed	MT	1,760	2,668	(908)
	Average Unit sales price	US$/MT	174	184	(10)
	Unit cost prices	US$/MT	78	84	(7)
	Concentrated livestock feed	MT	3,860	4,626	(766)
	Average Unit sales price	US$/MT	442	468	(27)
	Unit cost prices	US$/MT	260	258	2
	Production and sales of fertilizer	MT	8,231	7,790	441
	Average Unit sales price	US$/MT	153	125	28
	Unit cost prices	US$/MT	122	108	14

The live cattle prices have not improved during the quarter, thus the lower unit price / head was primarily due to smaller sized cattle being sold and the overall situation of the local live cattle industry remaining depressed that also affected the sales of SJAP’s livestock feed, enhancing higher inventories with less quantity of sales.

The decrease in the sales of bulk livestock feed of 908 MT represents sales going from 2,668 MT in Q22018 to 1,760 MT in Q2 2019, while at the same time a decrease of 766 MT in concentrated feed reflected going from 4,626 MT in Q2 2018 to 3,860 MT in Q2 2019, again for the same reasons as mentioned, above.

However the sales of fertilizer increased during the quarter from Q2 2018’s 7,790 MT to Q2 2019’s 8,231 MT reflecting district farmers seeking other agricultural alternatives by planting other crops, which helped in increasing sale quantities of SJAP’s fertilizer. Sales prices of fertilizer increased to $152 / MT compares to $125 / MT in Q2 2018 due primarily to the increase cost of raw materials to $122 / MT compares to Q2 2018’s $108 / MT.

1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

In US$

		Sales of goods		Cost of Goods sold		Gross profit
		2019Q2	2018Q2	2019Q2	2018Q2	2019Q1	2018Q2
HSA	Sales of Organic fertilizer	870,390	927,067	677,453	766,897	192,936	160,170
	Sales of Organic Mixed Fertilizer	1,652,665	1,572,423	944,380	878,698	708,286	693,725
	HSA Total	2,523,055	2,499,490	1,621,833	1,645,595	901,222	853,895
	SJAP's & HS.A./Organic fertilizer total	6,752,501	7,624,303	4,639,016	5,134,947	2,113,485	2,489,356
	% of increase (+) or decrease (-)	-11%		-10%		-15%

			2019Q2	2018Q2	Difference
HSA	Fertilizer operation
	Organic Fertilizer	MT	3,500	3,717	(217)
	Average Unit sales price	$/MT	249	249	(1)
	Unit cost price	$/MT	194	202	(8)
	Organic Mixed Fertilizer	MT	4,111	3,690	421
	Average Unit sales price	$/MT	402	426	(24)
	Unit cost price	$/MT	230	238	(8)
	Retailing packed fertilizer (for super market sales)	MT	-	-	-
	Average Unit sales price	$/MT	-	-	-
	Unit cost price	$/MT

During Q2 2019, HSA’s 2nd production plant sold 4,111 MT of Organic Mixed Fertilizer for $1.65 million (increased by 5% ) compared to Q2 2018’s sales of $1,572,423 of 3,690 MT primarily due to higher demands for the organic mixed fertilizer..

Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets.

	In US$
		Sales of goods		Cost of Goods sold		Gross profit
		2019Q2	2018Q2	2019Q2	2018Q2	2019Q2	2018Q2
JHST	Sales of Fresh HU Flowers						0
	Sales of Dried HU Flowers		132,014		122,881	-	9,133
	% of increases (+) or decreases (-)
	Sales of Dried Immortal vegetables	73,378	62,706	58,703	46,637	14,675	16,069
	% of increases (+) or decreases (-)
	Sales of Vegetable products	1,030,267	849,525	725,535	689,665	304,732	159,860
	% of increases (+) or decreases (-)	21%		5%		91%
	JHST/Plantation Total	1,103,645	1,044,245	784,238	859,183	319,407	185,062
	% of increases (+) or decreases (-)	6%		-9%		73%

			2019Q2	2018Q2	Difference
JHST
	Fresh HU Flowers	Pieces	-	-
	Average Unit sales price	US$/Pieces	-	-
	Unit cost prices	US$/Pieces	-	-
	Dried HU Flowers	MT	-	26	(26)
	Average Unit sales price	US$/MT	-	5,121	(5,121)
	Unit cost prices	US$/MT	-	4,767	(4,767)
	Dried Immortal vegetables	MT	2	1	1
	Average Unit sales price	US$/MT	36,689	62,706	(26,017)
	Unit cost prices	US$/MT	29,352	46,637	(17,286)
	Vegetable products	MT	910	768	142
	Average Unit sales price	US$/MT	1,132	1,106	26
	Unit cost prices	US$/MT	797	898	(101)

This quarter there was no production or sales of HU flower However, sales volume of fresh vegetables increased by 142 MT at slightly better unit prices of $1,132 / MT versus Q2 2018’s $1,106 / MT, helping to enhance sales by $1,030,267 (increased by 21% or $180,742 ) from Q2 2018’s $849,525 .

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

In US$		Sales of goods		Cost of Goods sold		Gross profit
		2019Q2	2018Q2	2019Q2	2018Q2	2019Q2	2018Q2
MEIJI	from Cattle farm 1 & 2	12,550,285	6,073,838	10,143,598	5,507,928	2,406,687	565,910

	MEIJI / Cattle farm Total	12,550,285	6,073,838	10,143,598	5,507,928	2,406,687	565,910
	% of increases (+) & decreases (-)	107%		84%		325%

			2019Q2	2018Q2	Difference

MEIJI	Production and trading on sale of Live cattle	Head	3,269	1,799	1,470
	Average Unit sales price	$/head	3,839	3,376	463
	Unit cost prices	$/head	3,103	3,062	41

Revenue from the cattle farm increased by $6,476,447 (or 107%) from $6,073,838 for the quarterly period ended June 30, 2018 compared to $12,550,285 for the quarterly period ended June 30, 2019. The increase was primarily due to more “Yellow Cattle,” being sold from the increase of production encouraged by the steady improved demands and market prices. .

•	4. Corporate & Others Division refers to the business operations of Sino Agro Food, Inc. / Capital Award Inc. mainly on the import/export (trading) business

	In US$	Sales of goods		Cost of Goods sold		Gross profit
		2019Q2	2018Q2	2019Q2	2018Q2	2019Q2	2018Q2
SIAF	Sales of goods through trading/import/export activities
	on seafood (via imports)	8,372,217	9,525,821	7,441,968	8,467,396	930,249	1,058,425
	% of increases (+) and decreases (-)	-12%		-12%		-12%
	on imported beef mainly	9,094,285	8,664,530	8,075,400	7,701,805	1,018,885	962,725
	% of increases (+) and decreases (-)	5%		5%		6%
	SIAF/ Others & Corporate total	17,466,502	18,190,351	15,517,368	16,169,201	1,949,134	2,021,150
	% of increases (+) and decreases (-)	-4%		-4%		-4%

	Description of items		2019Q2	2018Q2	Difference
SIAF	Seafood trading from imports
	Mixed seafood	MT	427	524	(97)
	Average of sales price	$/MT	19,607	18,179	1,428
	Average of cost prices	$/MT	17,428	16,159	1,269
	Beef & Lamb trading from imports	MT	507	460	47
	Average of sales price	$/MT	17,937	18,836	(898)
	Average of cost price	$/MT	15,928	16,743	(815)

Revenue from the corporate division decreased by $723,849 (or approximately-4%) from $18,190,352 for Q2 2018 to $17,466,502 for Q2 2019. The decrease was primarily due to less seafood being imported.

•	5.A. Engineering technology consulting and services:

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table (A.5) below shows the revenue, cost of services and gross profit generated from Consulting, services, commission and management fees for the same period ended June 30, 2019and 2018.

	2019Q2	2018Q2	Difference	Description of work
Service revenues (Consulting and Services)
CA	728,245	1,061,986	(333,741)
Group Total Revenues	728,245	1,061,986	(333,741)
Cost of service
CA	650,333	880,418	(230,085)
Group Total Cost of Consulting and Services	650,333	880,418	(230,085)
Gross Profit
CA	77,912	181,568	(103,656)
Group Total Gross Profit	77,912	181,568	(103,656)

Revenues (consulting, service, commission and management fee):

Revenues decreased by $333,741 from $1,061,986 for the quarterly period ended June 30, 2018 to $727,245 for the same period ended June 30, 2019.

Correspondingly, the cost of services for consulting, service, commission and management fees decreased by $230,085 from $880,418 for the quarterly period ended June 30, 2018 to $650,333 for the same period ended June 30, 2019. The decrease was primarily due to lower revenues during the quarter. Gross profit from consulting, service, commission and management fees decreased by $103,656 from $181,568 for the quarter period ended June 30, 2018 to $77,912 for the same period ended June 30, 2019.

Note (4) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) decreased by $1,822,545 or -35% from $5,150,361 for Q2 2018 to $3,327,816 for Q2 2019. The decrease was primarily due to a decrease in operational expenses of $815,054 from $1,819,700 expended during Q22018 to $1,004,646 expended during Q2 2019nand interest expenses reduced from Q2 2018’s $1,017,307 to Q2 2019’s $133,227 collectively.

Category	2019Q2	2018Q2	Difference
Office and corporate expenses	1,004,646	1,819,700	(815,054)
Wages and salaries	399,642	554,416	(154,774)
Traveling and related lodging	4,175	8,039	(3,863)
Motor vehicles expenses and local transportation	8,397	21,976	(13,579)
Entertainments and meals	5,405	10,207	(4,802)
Others and miscellaneous	277,590	159,272	118,318
Depreciation and amortization	1,494,733	1,559,444	(64,711)
Sub-total	3,194,589	4,133,054	(938,465)
Interest expenses	133,227	1,017,307	(884,080)

Total	3,327,816	5,150,361	(1,822,545)

Note (5) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

		Jiangmen City
	Jiangmen City Heng	Hang Mei Cattle	Hunan Shenghua	Qinghai Sanjiang
	Sheng Tai Agriculture	Farm	A Power	A Power
	Development Co.	Development Co.	Agriculture Co.,	Agriculture Co
Name of China subsidiaries	Ltd.(China)	Ltd.(China)	Limited (China)	Ltd (China)	Total
Effective shareholding	75%	75%	76%	41.25%
Abbreviated names	(JHST)	(JHMC)	(HSA)	(SJAP)

Net income (loss) of the P.R.C. subsidiaries for the year in $	(1,345,455)	2,860,498	1,005,992	223,723

% of profit sharing of non-controlling interest	25%	25%	24%	58.75%

Non-controlling interest's shares of Net incomes in $	(336,364)	715,125	241,438	131,437	751,636

The Net Income attributed to non-controlling interest is $751,636 shared by JHST, JHMC, HSA, SJAP and JFD, collectively for Q1-2 2019 as shown in Table (F) above.

Note (6) to Table A 1 Earnings per shares (EPS)

Earnings per share increased by 0.11 (basic) and 0.11 (diluted) per share from EPS of $0.02 (basic) and $0.02 (diluted) for Q2 2018 to EPS of $0.13 (basic) and $0.13 (diluted) for Q2 2019. The reason for the increase is primarily due to the net income attributed to the group increased by $5,675,754 (or 632%)

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the six months ended 30 June 2019 (Q2 2019) compared to the twelve months ended 31 December 2018 (fiscal year 2018)

Consolidated Balance sheets	June 30, 2019	December 31, 2018	Changes	Note

ASSETS
Current assets
Cash and cash equivalents	925,220	4,950,799	(4,025,579)	8
Inventories	55,248,089	54,582,241	665,848	9
Costs and estimated earnings in excess of billings on uncompleted contracts	250,828	250,828	-
Deposits and prepaid expenses	40,665,854	52,241,190	(11,575,336)	10.1
Accounts receivable	105,925,636	101,652,131	4,273,505	11
Other receivables	23,168,587	28,307,526	(5,138,939)	15
Total current assets	226,184,214	241,984,715	(15,800,501)
Property and equipment
Property and equipment, net of accumulated depreciation	243,837,882	230,645,659	13,192,223	12
Construction in progress	11,000,995	12,515,527	(1,514,532)	13
Land use rights, net of accumulated amortization	52,912,958	53,814,281	(901,323)	14
Total property and equipment	307,751,835	296,975,467	10,776,368
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	8,647,017	8,937,071	(290,054)
Investment in unconsolidated equity investee	216,154,781	207,074,626	9,080,155
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	34,918,633	34,905,960	12,673	10.2
Total other assets	260,445,371	251,642,597	8,802,774
Total assets	794,381,420	790,602,779	3,778,641
Current liabilities
Accounts payable and accrued expenses	9,858,947	8,280,358	1,578,589
Billings in excess of costs and estimated earnings on uncompleted contracts	5,386,711	5,348,293	38,418
Due to a director	655,031	2,046,499	(1,391,468)
Other payables	46,463,420	42,523,811	3,939,609	16A
Borrowings-Short term bank loan	4,654,544	4,589,828	64,716
Derivative liability	-	2,100	(2,100)
Convertible note payable	-	3,894,978	(3,894,978)
Income tax payable	-	-
Total current liabilities	67,018,653	66,685,867	332,786	16
Non-current liabilities
Other payables	7,765,801	7,792,774	(26,973)
Borrowing-Long term debt	5,381,818	5,536,938	(155,120)
Total non-current liabilities	13,147,619	13,329,712	(182,093)
Stockholders’ equity
Common stock	49,977	49,866	111
Additional paid-in capital	181,533,918	181,501,056	32,862
Retained earnings	465,997,939	458,811,844	7,186,095
Accumulated other comprehensive income	(14,727,670)	(8,443,123)	(6,284,547)
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidiaries' equity	631,604,164	630,669,643	934,521
Non-controlling interest	82,610,984	81,890,220	720,764
Total stockholders' equity	714,215,148	712,559,863	1,655,285
Total liabilities and stockholders' equity	794,381,420	793,552,597	828,823

Part B discusses and analyzes certain items (marked with notes) to assist stakeholders in obtaining a better understanding of the Company’s results from operations and overall financial condition:

Note (8) Cash and Cash Equivalents

The change in cash and cash equivalent was $(4,025,579) when comparing cash and cash equivalent of $925,220 and $4,950,799 as at June 30, 2019 and December 31, 2018, respectively.

Note (9) Break down on inventories

	June 30, 2019	December 31, 2018	Difference
	$	$	$
Bread grass	517,567	744,378	(226,811)
Beef cattle	15,031,225	11,561,117	3,470,108
Organic fertilizer	14,045,338	14,266,923	(221,585)
Forage for cattle and consumables	7,009,766	7,252,280	(242,514)
Raw materials for bread grass and organic fertilizer	16,399,277	18,885,258	(2,485,981)
Immature seeds	2,244,916	1,872,285	372,631

	55,248,089	54,582,241	665,848

The main increase in inventories came from beef cattle (up $3.5 m) primarily due to the increase of Yellow Cattle being grown in the Cattle farm (1 & 2) under MEIJI..

Note (10) Breakdown of Deposits and Prepaid Expenses

	June 30, 2019	December 31, 2018	Difference
	$	$	$
Deposits for
- purchases of equipment	1,228,990	2,158,867	(929,877)
- acquisition of land use rights	174,545	174,851	(306)
- inventories purchases	7,023,298	16,921,188	(9,897,890)
- construction in progress	3,730,063	4,789,035	(1,058,972)
- issue of shares as collateral	25,761,658	24,928,324	833,334
Shares issued for employee compensation and overseas professional and bond interest	115,787	643,457	(527,670)
Others	2,631,513	2,625,468	6,045
	40,665,854	52,241,190	(11,575,336)

Note (11) Breakdown of Accounts receivable:

	June 30,2019
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year	Over 1 year
	$
Engineering consulting service (CA)	62,557,029	707,819	-	1,757,664	6,630,797	53,460,749
Sales of imported seafood (SIAF)	23,736,298	-	17,466,502	6,269,796	-	-
Sales of Cattle and Beef Meats (MEIJI)	10,769,333	-	10,769,333	-	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)	982,061	325,108	653,070	-	3,883	-
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	4,225,559	1,725,823	1,494,573	294,044	711,119	-
Sales Fertilizer from (HSA)	3,456,219	815,945	1,631,094	469,320	539,860	-
	-
Total	105,726,500	3,574,696	32,014,573	8,790,824	7,885,658	53,460,749
% of total receivables	100%	3%	30%	8%	7%	51%

The accounts receivable of CA’s C&S services totals US$62,557,029 made up of $707,819 (0 – 30 days), $8,388,4611 (over 90-days & less than one-year), and $53,460,749(over one year).

•	$53,460,749 is to be settled by Tri-way’s shares included in the 36.6% equity shares that the Company received from the “Carve-out” exercise as discussed in the Company’s 2017 10K filing.

•	$1,757,664 (91 – 120 days) and $6,630,797 (over 120 days & less than one-year) is AR that will be settled within trading terms of 360 days.

•	The other account receivables are spread among 5 main subsidiaries and their respective subsidiaries within their own organization (i.e. SJAP has 5 and JHST has 2 subsidiaries for example) and their respective accounts receivable aging period is less than 12 months old and within normal trading terms, therefore no diminution in value is required, as the credit quality of the receivables is not in doubt.

Information on Concentration of credit risk of revenue:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 78.21% or more of our consolidated revenues for Q2 2019 as shown in the table below:

	2019Q2
	% of total Revenue	Customer's Total Revenue
Customer A	32.66%	12,605,535
Customer B	29.04%	11,208,185
Customer C	16.21%	6,258,317
Customer D	4.41%	1,704,201
	82.32%	31,776,238

Customer A is Cattle Wholesale represented by Mr. Zhen Runchi who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies us with young cattle. During Q2 2019, transactions through Mr. Zhen Runchi generated 32.66 % of our total consolidated revenue (equivalent to $12,605,535 of total revenue of $38,601,178).

Customer B is ShangHai Virgo Trading co. Ltd, which is one of our major distributors of imported beef and seafood as well as our farmed seafood. We sold $11,208,185 of goods to Virgo during Q2 2019 representing 29.04% of our total revenue of $ 38,601,178 during the quarter.

Customer C is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). APNW distributes seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits as of September 30, 2014. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales affected through WSC-1 contribute 16.21% of our total consolidated revenue (equivalent to $6,258,317 of total revenue of $38,601,178).

Customer D is Zhang Zhijie (张志杰-SJAP销售精饲料), during which Q2 2019 we sold $1,704,201 of goods representing 4.41% of total revenue of $38,601,178.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable during Q2 2019:

	June 30, 2019
	% of total Accounts receivables	Accounts receivables
Customer A	59.06%	62,559,681
Customer B	12.51%	13,251,297
Customer C	10.24%	10,846,785
Customer D	9.90%	10,486,638
	91.71%	97,144,401

Note (12) Property and equipment, net of accumulated depreciation

30-Jun-19
(Unaudited)

Plant and machinery	$18,010,611
Structure and leasehold improvements	200,408,657
Mature seeds and herbage cultivation	60,397,687
Furniture and equipment	695,284
Motor vehicles	589,570
280,101,809

Less: Accumulated depreciation	(36,263,927
Net carrying amount	$243,837,882

Note (13) Construction in progress

30-Jun-19
(Unaudited)
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA
- Organic fertilizer and bread grass production plant and office building
- Rangeland for beef cattle and office building	11,000,995
$11,000,995

Note (14) Land Use Rights, net of accumulated amortization

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2019.06.30 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	196,138	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	31,777,322	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	301,214	Land Use Rights	Fertilizer production
Hunan lot4	HS.A	Ouchi Village, Fenghuo Town, Linli County	24.71	6/1/2018	50	5/31/2068	3,021,148	5,035	2,955,690	Lease	Pasture growing
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	853,079	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	824,056	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,801,294	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,639,231	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	771,001	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	664,001	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	3,847,822	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,054,303	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	2,985,755	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	426,181	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	179,631	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	3,748,502	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,501,922	Management Right	HU Plantation
Exchange difference							-4,560,143		-4,614,185

			678				65,691,658	136,824	52,912,958

Note (15) Current Liabilities:

Accounts payable and accrued expenses	9,858,947
Billings in excess of costs and estimated earnings on uncompleted contracts	5,386,711
Due to a director	655031
Other payables	46,463,420
Borrowings - Short term bank loan	4,654,544
67,018,653

Note (16) Non-current liabilities

Other payables of $7,765,801: During Q2 2019, the Company issued promissory notes amounting to $0 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries). During Q2 2019 we redeemed $0 of Promissory Notes for advances granted by third parties in past fiscal years to be settled by the issuance of shares and / or cash leaving a balance of $7,765,801 of promissory notes still due and outstanding as of June 30, 2019.

Part C. Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2017 (presented in summarized Charts below);

Revenue:

Revenues increased by $133,842 or 0.2% to $67,859,829 for the six months ended June 30, 2019 from $67,725,987 for the six months ended June 30, 2018. The increase was minor that has no significant effect.

The following chart illustrates the changes by category from the six months ended June 30, 2019 to June 30, 2018.

Revenue
	2019	2018
Category	Q1 - Q2	Q1 - Q2	Difference
	$	$	$
Fishery	1,719,247	3,534,390	(1,815,143)

Plantation	2,010,448	2,094,473	(84,025)

Beef	2,729,897	11,529,838	(8,799,941)

Organic fertilizer	10,425,688	4,865,057	5,560,631

Cattle farm	20,710,988	11,071,921	9,639,067

Corporate and others	30,263,561	34,630,308	(4,366,747)

Total	67,859,829	67,725,987	133,842

Cost of goods sold and services

Cost of goods sold and services decreased by $214,570 or 0.4% to $55,984,449 for the six months ended June 30, 2019 from $56,199,019 for the six months ended June 30, 2018. The decrease was minor that has no significant effect.

The following chart illustrates the changes by category from the six months ended June 30, 2019 to June 30, 2018.

Cost of goods sold and services
	2019	2018
Category	Q1 - Q2	Q1 - Q2	Difference
	$	$	$
Fishery	1,590,017	2,664,740	(1,074,723)

Plantation	1,497,205	1,753,905	(256,700)

Beef	2,498,752	7,625,676	(5,126,924)

Organic fertilizer	6,541,834	3,259,280	3,282,554

Cattle farm	16,964,108	10,036,426	6,927,682

Corporate and others	26,892,533	30,858,992	(3,966,459)

Total	55,984,449	56,199,019	(214,570)

Gross Profit

Gross profit increased by $618,412 or 5% to $11,875,380 for the six months ended June 30, 2019 from $11,526,968 for the six months ended June 30, 2018. The increase was primarily due to the corresponding increases in the operation revenues of sales

The following chart illustrates the changes by category from the six months ended June 30, 2019 to June 30, 2018. The gross profit by category is as follows:

Gross Profit
	2019	2018
Category	Q1 - Q2	Q1 - Q2	Difference
	$	$	$
Fishery	129,230	869,650	(740,420)
		-
Plantation	513,243	340,568	172,675
		-
Beef	231,145	3,634,162	(3,403,017)
		-
Organic fertilizer	3,883,854	1,605,777	2,278,077
		-
Cattle farm	3,746,880	1,035,495	2,711,385
		-
Corporate and others	3,371,028	3,771,316	(400,288)
		-
Total	11,875,380	11,256,968	618,412

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) decreased by $1,103,831 or 34% to $7,562,910 for the six months ended June 30, 2019 from $8,666,741 for the six months ended June 30, 2018. The decrease was primarily due to the decrease in office and corporate expenses of $2,050,392 for the six months ended June 30, 2019 from $3,123,845 for the six months ended June 30, 2018.

	2019	2018
Category	Q1 - Q2	Q1 - Q2	Difference
	$	$	$
Office and corporate expenses	2,050,392	3,123,845	(1,073,453)
			0
Wages and salaries	830,265	1,101,058	(270,793)

Traveling and related lodging	11,965	11,581	384

Motor vehicles expenses and local transportation	20,762	31,882	(11,120)

Entertainments and meals	31,117	27,783	3,334

Others and miscellaneous	929,425	758,135	171,290

Depreciation and amortization	3,077,952	2,741,499	336,453

Sub-total	6,951,877	7,795,783	(843,906)

Interest expenses	611,033	870,958	(259,925)

Total	7,562,910	8,666,741	(1,103,831)

Depreciation and Amortization

Depreciation and amortization decreased by $407,281 or -6% to $6,053,154 for the six months ended June 30, 2019 from $6,460,435 for the six months ended June 30, 2018. The decrease was primarily due to the decrease of depreciation by $263,381 to $5,959,791 for the six months ended June 30, 2019 from depreciation of $5,325,531 for the six months ended June 30, 2018, and the decrease of amortization by $143,900 to $991,004 for six months ended June 30, 2019 from amortization of $1,134,904 for the six months ended June 30, 2018.

In this respect, total depreciation and amortization amounted to $6,053,154 for the six months ended June 30, 2019, out of which $3,077,952 was booked under General and administration expenses and $2,975,202 was booked under cost of goods sold; and whereas, total depreciation and amortization amounted to $6,460,435 for the six months ended June 30, 2018, out of which $2,741,499 was booked under General and administration expenses and $3,718,936 was booked under cost of goods sold.

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

ASC Topic 740 also prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or for one expected to be taken, in a tax return. ASC Topic 740 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded as tax expense

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of June 30 2019, unrestricted cash and cash equivalents amounted to $925,220 (see notes to the consolidated financial statements), and our working capital as of June 30, 2019 was $161,165,561.

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,654,544				4,654,544
Long Term Debts		5,381,818			5,381,818
Promissory Notes		7,765,801			7,765,801

Cash provided by operating activities amounted to $16,947,050 for Q1-2 2019. This compares with cash provided by operating activities totaling $5,366,789 for Q1-2 2018. The decrease in cash flows from operations primarily resulted from the decrease in deposits and prepaid expenses to $11,067,966 for Q1-2 2019 from $4,001,896 for Q1-2 2018.

Cash used in investing activities totaled $(15,665,133) for Q1-2 2019. This compares with cash used in investing activities totaling $(9,240,726) for Q1-2 2018. The decrease in cash balance resulting from less investing activities primarily resulted from payment for construction in progress of $(9,733,795) in Q1-2 2019 compared to $(4,347,826) expended in Q1-2 2018.

Cash used in financing activities totaled $(73,741) for Q1-2 2019. This compares with cash from financing activities totaling $0 for Q1-2 2018.

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

We plan to acquire further SFJVC’s at the time they will be formed officially after their approval by relevant Chinese Authorities with details shown in the Table below:

		Estimated
	Acquisition	time of						Deposit paid
	by	SFJVC	Estimated time of	Estimated				is equivalent	Estimated time
	which	being	completion of	Total		Deposit paid		to % of	of progress
	subsidiary	formed	acquisition	consideration		up to date		equity	payments
Enping Prawn PF1	CA	June 2014	August 2014	$20.94	m	$14.45	m	56%	Q1 to Q2 2014
		Phase 3 Work still in progress, targeting completion							Q4 2013 & all year round
Zhongshan Prawn PF2	CA	Q3 2014	August 2015	$26.20	m	$9.88	m	33%	2014
		Phase 3 & 4 work are in progress targeting completion							Q4 2013 & all year round
Fish & eel Farm 2	CA	Q4 2015	August. 2017	$26.22	m	$6.0	m	23%	2014 & 2015
Cattle Farm 2	MEIJI	Final work is still in progress	August 2014	$15.88	m	$5.58	m	35%	On or before June 30 2014
WXC businesses	SIAF	Work is in progress until end 2015	Not yet determined	Not fully determined		$4.08	m	Not yet know	Partially in 2014.
NaWei wholesale centers	SIAF	Work is in progress until end 2015	Phase (1) March 2014, new Phases are pending	Not fully determined		$1.03	m	Not yet know	Partially in 2014.

In accordance with our contract, prior to the official formation of the SFJVC’s the Company will pay an initial deposit and additional deposits as pre- payments to the developer (or owner) of the project as consideration toward future acquisition of the SFJVC upon its official formation.

The total consideration for each purchase of SFJVC is based on its book value at that time of official formation having injected all of the related project’s development assets and liabilities into the SFJVC. As such, the required acquisition cost is funded partly by cash and partly by the set-off receivable due on the consulting and service fee.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the three months ended June 30, 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financial statements for the three months ended June 30, 2019 results are for the period then ended and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $144,737, $1,960, $144,737 and $2,745 for the three months and the six months ended June 30, 2019 and 2018, respectively.

 ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $213,146, $399,749, $591,092 and $800,504 for the three months ended and the six months ended June 30, 2019 and 2018, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses costs are included in general and administrative expenses, which totaled $0, $0, $426,115 and $0 for the three months ended and the six months ended June 30, 2019 and 2018, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the twelve months ended June 30, 2019 or December 31, 2018.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2018 and 2015, the Company determined no impairment losses were necessary

EARNINGS PER SHARE

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

For the three months ended June 30, 2019 and 2018, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amounted to $0.13 and $0.02, respectively. For the three months ended June 30, 2019 and 2018, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.13 and $0.02, respectively.

For the six months ended June 30, 2019 and 2018, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.14 and $0.17, respectively. For the six months ended June 30, 2019 and 2018, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.14 and $0.17, respectively.

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

For the six months ended June 30, 2019

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2019 and December 31, 2018 were translated at RMB6.88 to $1.00 and RMB6.86 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the six months ended June 30, 2019 and June 30, 2018 were RMB6.78 to $1.00 and RMB6.37 to $1.00, respectively.

For the six months ended June 30, 2019

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2018 and December 31, 2017 were translated at RMB6.77 to $1.00 and RMB6.94 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the six months ended June 30, 2018 and June 30, 2017 were RMB6.87 to $1.00 and RMB6.53 to $1.00, respectively.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

Other relevant and / or subsequent information:

Shares issued during Q2 2019 through the three-month period ended June 30, 2019.

During Q2 2019 there was no issuance of share.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, except as set forth herein, there are no known or contemplated proceedings that require disclosure under Item 103 of Regulation S-K.

On March 26, 2019, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors, styled  Heng Ren Silk Road Investments LLC, Heng Ren Investments LP, derivatively on behalf of Sino Agro Food Inc. v. Sino Agro Food Inc., Lee Yip Kun Solomon, Tan Poay Teik, Chen Bor Hann, Lim Chang Soh, and Sino Agro Food Inc. , as the nominal defendant (Case No.: 1:19-cv-02680) (the “ Complaint ”).  The Company filed its Motion to Dismiss the Complaint on June 24, 2019. After the Company filed its Motion to Dismiss, the Court, sue sponte, issued an Order requiring plaintiffs to either file an Amended Complaint by July 16, 2019 or serve their Opposition to the Motion to Dismiss by that date.   Subsequently, Plaintiffs informed the Court that they intend to file an Amended Complaint and requested, and received, an extension of time to file their Amended Complaint, which was due on August 13, 2019.

On August 13, 2019, Plaintiffs filed the Amended Complaint, which added an additional plaintiff and removed two parties that were initially named as Defendants in the Complaint.  The Amended Complaint alleges violations of the federal securities laws and breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, based on allegations concerning,  inter alia,  a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plaintiffs, has diluted shareholder ownership and oppressed shareholders of the Company. The Company believes that these claims are without merit and intend to vigorously defend the action.  Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Delisting from Oslo Børs’ Merkur Market

As previously disclosed, on July 10, 2019, the Company received a notice from Oslo Børs’ Merkur Market (the “Merkur”) that the Merkur has passed a resolution to delist the Company’s securities representing beneficial interests in shares of common stock (the “VPS Shares”) for noncompliance with certain Merkur rules. The VPS Shares trade under the symbol “SIAF-ME.” The delisting will be effective on September 10, 2019. The Company’s common stock will continue to trade on the OTCQB under the symbol “SIAF.” The Company in February 2019 had applied to delist the VPS Shares from the Merkur.

Proposed Offerings of Series G Preferred Stock

In June 2019 the Company filed a Form S-4 with the SEC, relating to a proposed offering to exchange up to 1,000,000 shares of 7% Series G Non-Convertible Cumulative Redeemable Perpetual Preferred Stock for shares of the Company’s common stock. This offering has not yet commenced and no tenders will be accepted until such time as the offer has commenced.

Also in June 2019 the Company filed a Form S-1 with the SEC, relating to a direct public offering of up to 1,000,000 shares of 7% Series G Non-Convertible Cumulative Redeemable Perpetual Preferred Stock. This offering has not commenced.

The transactions described in the S-4 and S-1 are expected to commence in the third quarter of 2019, subject to clearance by the SEC. Such approval cannot be assured.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

August 14, 2019	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

