Form 10-Q
period 2019-09-30
Sino Agro Food, Inc.
filed 2019-11-19
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of September 30th 2019 there were 49,976,085 shares of our common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINO AGRO FOOD, INC. AND SUBSIDIARIES

QUARTERLY FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

SINO AGRO FOOD, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2019	December 31, 2018
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	5	$671,544	$4,950,799
Inventories	6	51,539,209	54,582,241
Costs and estimated earnings in excess of billings on uncompleted contracts	18	250,828	250,828
Deposits and prepayments	7	40,301,277	52,241,190
Accounts receivable, net of allowance for doubtful accounts	8	109,996,856	101,652,131
Other receivables	9	23,583,908	28,307,526
Total current assets		226,343,622	241,984,715
Non-current assets
Plant and equipment, net of accumulated depreciation	10	237,870,893	230,645,659
Construction in progress	11	10,427,213	12,515,527
Land use rights, net of accumulated amortization	12	51,202,746	53,814,281
Total non-current assets		299,500,852	296,975,467
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	8,461,545	8,937,071
Interest in unconsolidated investees	15	221,730,404	207,074,626
Temporary deposits paid to entities for investments in Sino joint venture companies	16	34,900,349	34,905,960
Total other assets		265,817,238	251,642,597

Total assets		$791,661,712	$790,602,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$9,103,501	$8,280,358
Billings in excess of costs and estimated earnings on uncompleted contracts	18	5,386,711	5,348,293
Due to a director		861,182	2,046,499
Other payables	19	46,214,186	42,523,811
Borrowings - Short term bank loan	20	4,524,246	4,589,828
Derivative liability	21	-	2,100
Convertible note payable	21	-	3,894,978
		66,089,826	66,685,867

Non-current liabilities
Other payables	19	7,765,801	7,792,774
Borrowings - Long term debts and bank loan	20	5,231,162	5,536,938
		12,996,963	13,329,712

Commitments and contingencies		-	-

Stockholders’ equity
Common stock: $0.001 par value (50,000,000 shares authorized, 49,976,085 and 49,866,174 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	22	49,977	49,866
Additional paid - in capital		181,533,918	181,501,056
Retained earnings		474,114,485	458,811,844
Accumulated other comprehensive income		(23,088,296)	(10,415,786)
Treasury stock		(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		631,360,084	628,696,980
Non - controlling interest		81,214,839	81,890,220
Total stockholders’ equity		712,574,923	710,587,200
Total liabilities and stockholders’ equity		$791,661,712	$790,602,779

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

		Three months ended	Three months ended	Nine months ended	Nine months ended
	Note	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
- Sale of goods		$37,431,314	$32,247,645	$103,571,897	$96,439,242
- Consulting and service income from development contracts		-	6,502,372	1,719,247	10,036,762
	3	37,431,314	38,750,017	105,291,144	106,476,004
Cost of goods sold	3	(31,138,118)	(27,086,184)	(85,532,551)	(80,620,463)
Cost of services	3	-	(5,469,059)	(1,590,017)	(8,133,799)

Gross profit		6,293,196	6,194,774	18,168,576	17,721,742
General and administrative expenses		(3,445,170)	(3,991,962)	(10,397,047)	(11,787,745)
Net income from operations		2,848,026	2,202,812	7,771,529	5,933,997
Other income (expenses)

Government grant		449,094	43,796	741,516	176,643
Share of income from unconsolidated equity investee		5,566,236	1,793,661	11,526,026	7,125,632
Other income		-	57,580	-	117,318
Loss on restructuring		-	-	(2,404,402)	-
Non-operating expenses		(12,403)	-	(231,045)	(3,161,333)
Interest expense		(125,871)	(407,728)	(736,904)	(1,278,685)
Net income (expenses)		5,877,056	1,487,309	8,895,191	2,979,575

Net income before income taxes		8,725,082	3,690,121	16,660,720	8,913,572
Provision for income taxes	4	(2,613)	-	(6,518)	-

Net income		8,722,469	3,690,121	16,660,202	8,913,572
Less: Net (income) loss attributable to non - controlling interest		(605,923)	(224,559)	(1,357,561)	522,377
Net income attributable to Sino Agro Food Inc. and subsidiaries		8,116,546	3,465,562	15,302,641	9,435,949
Other comprehensive income (loss) - Foreign currency translation gain (loss)		(10,362,693)	(13,737,567)	(14,705,450)	(12,298,881)
Comprehensive income		(2,246,147)	(10,272,005)	597,191	(2,862,932)
Less: Other comprehensive (income) loss attributable to non - controlling interest		2,002,068	2,837,539	2,032,940	1,987,133
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries		$(244,079)	$(7,434,466)	$2,630,131	$(875,799)

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	27	$0.16	$0.09	$0.31	$0.27
Diluted	27	$0.16	$0.09	$0.31	$0.27

Weighted average number of shares outstanding:

Basic	27	49,968,758	36,650,450	49,900,369	35,381,345
Diluted	27	49,968,758	36,650,450	49,900,369	35,381,345

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash flows from operating activities
Net income for the period	$16,660,202	$8,913,572
Adjustments to reconcile net income for the period to net cash from operations:
Share of income from unconsolidated equity investee	(11,526,026)	(7,125,632)
Depreciation	7,676,784	7,877,928
Amortization	1,676,902	1,605,125
Inventory written off	-	3,071,068
Share based compensation cost	643,457	1,896,986
Loss on restructuring	2,404,402
Changes in operating assets and liabilities:
(Decrease)/Increase in inventories	3,043,032	(6,852,017)
Decrease in cost and estimated earnings in excess of billings on uncompleted contacts	-	998,359
Decrease in deposits and prepaid expenses	11,335,040	11,213,396
(decrease) in due to a director	(1,185,317)	(107,074)
Increase in accounts payable and accrued expenses	823,143	5,504,887
Increase in other payables	(2,638,078)	5,105,528
Increase in accounts receivable	(8,344,725)	(11,912,622)
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	38,418	(389,900)
Increase in other receivables	4,723,618	(5,561,268)
Decrease in amount due from unconsolidated investee	(3,129,752)	(2,600,812)
Net cash (used in) provided by operating activities	22,201,100	11,637,524
Cash flows from investing activities
Purchases of property and equipment	(9,051,137)	(3,500)
Investment in unconsolidated equity investee	-	(52,258)
Payment for construction in progress	(9,642,084)	(6,832,839)
Net cash used in investing activities	(18,693,221)	(6,888,597)
Cash flows from financing activities
Repayment of long term bank loan	(73,741)	-
Net cash used in financing activities	(73,741)	-
Effects on exchange rate changes on cash	(7,713,393)	(4,891,597)

Increase in cash and cash equivalents	(4,279,255)	(142,670)
Cash and cash equivalents, beginning of period	4,950,799	560,043
Cash and cash equivalents, end of period	$671,544	$417,373

Supplementary disclosures of cash flow information:
Cash paid for interest	$260,715	$437,200
Non - cash transactions
Common stock issued for services and compensation	$-	$10,301,367
Common stock issued for debts issue and trade facilities	$32,973	$739,796
Transfer to plant and equipment from construction in progress	$12,756,424	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $11,367 and $0, $156,103 and $2,745 for the three months and the nine months ended September 30, 2019 and 2018, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $364,964 and $375,221, $956,056 and $1,175,724 for the three months ended and the nine months ended September 30, 2019 and 2018, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0, $426,115 and $0 for the three months ended and the nine months ended September 30, 2019 and 2018, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to ($23,088,296) as of September 30, 2019 and ($10,415,786) as of December 31, 2018. The balance sheet amounts with the exception of equity as of September 30, 2019 and December 31, 2018 were translated using an exchange rate of RMB 7.07 to $1.00 and RMB 6.86 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the nine months ended September 30, 2019, and 2018 were RMB 6.85 to $1.00 and RMB 6.51 to $1.00, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least quarterly. Provision for doubtful accounts as of September 30, 2019 and December 31, 2018 are $0.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of September 30, 2019 and December 31, 2018 amounted to $923,875 and $4,720,793, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Customer A	31.05%	29.44%	30.64%	33.40%
Customer B	16.09%	15.09%	15.03%	17.73%
Customer C	35.65%	20.94%	33.11%	16.63%
Customer D	-%	16.74%	-%	5.22%
Customer E	4.67%	4.27%	4.66%	7.64%
Customer F	3.36%	-%	2.76%	-%
	90.82%	86.48%	86.20%	80.62%

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	CONCENTRATION OF CREDIT RISK (CONTINUED)

		Percentage of revenue	Amount
Customer A	Corporate and others Division	31.05%	$11,623,334
Customer B	Cattle Farm Development Division	16.09%	$6,021,726
Customer C	Corporate and others Division	35.65%	$13,345,198

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	September 30, 2019	December 31, 2018
Customer A	13.22%	12.76%
Customer B	13.11%	9.67%
Customer C	9.72%	10.05%
Customer D	-%	1.8%
Customer E	1.74%	-%
Customer F	56.87%	59.81%
	94.66%	94.09%

As of September 30, 2019, amounts due from customers A and B are $14,542,938 and $14,419,721, respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

2.30	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2019 and December 31, 2018, the Company determined no impairment losses were necessary.

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

For the three months ended September 30, 2019 and 2018, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.16 and $0.09, respectively. For the three months ended September 30, 2019 and 2018, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.16 and $0.09, respectively.

For the nine months ended September 30, 2019 and 2018, basic earnings per share attributable to Sino Agro Food Inc. and subsidiaries common stockholders amounted to $0.31 and $0.27, respectively. For the nine months ended September 30, 2019 and 2018, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.31 and $0.27, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2019 or December 31, 2018, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal period ended September 30, 2019 or 2018.

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

	For the three months ended September 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total
Revenue	$-	803,352	5,588,247	13,394,653	17,645,062	37,431,314

Net income (loss)	$(127,139)	(609,383)	400,620	1,839,611	6,612,837	8,116,546

Total assets	$90,458,027	40,296,438	308,526,376	47,736,673	304,644,198	791,661,712

	For the three months ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total
Revenue	$6,502,373	$988,030	$5,933,042	$8,028,334	$17,298,238	$38,750,017

Net income (loss)	$906,175	(599,743)	399,756	992,139	1,766,595	3,465,562

Total assets	$87,021,604	45,899,308	326,860,510	39,856,112	283,736,237	783,373,768

	For the nine months ended September 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$1,719,247	2,813,800	18,743,832	34,105,641	47,908,624	105,291,144

Net income (loss)	$(252,187)	(1,622,380)	470,344	4,644,679	11,275,072	15,302,641

Total assets	$90,458,027	40,296,438	308,526,376	47,736,673	304,644,198	791,661,712

	For the nine months ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total

Revenue	$10,036,762	$3,082,503	$22,327,936	$19,100,254	$51,928,550	$106,476,004

Net income (loss)	$1,521,546	$(1,123,369)	$379,533	$1,687,951	$6,970,288	$9,435,949

Total assets	$81,997,442	$46,569,574	$341,912,724	$41,143,209	$283,736,237	$783,373,768

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”).

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three ended September 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total
Name of entity Sale of goods Capital Award, Inc. (“CA”)	$

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)		803,352				803,352

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			2,121,458			2,121,458

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)			3,466,789			3,466,789

Qinghai Zhong He Meat Products Co., Limited (“QZH”)

Macau Eiji Company Limited (“MEIJI”)				13,394,653		13,394,653

Sino Agro Food, Inc. (“SIAF”)					17,645,062	17,645,062

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	-					-

Commission and management fee Capital Award, Inc. (“CA”)
	$-	803,352	5,588,247	13,394,653	17,645,062	37,431,314

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the three months ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total
Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	988,029	-	-	-	988,029

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	2,390,188	-	-	2,390,188

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	3,542,853	-	-	3,542,853

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	8,028,333	-	8,028,333

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	17,298,242	17,298,242

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	6,502,372	-	-	-	-	6,502,372

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$6,502,372	$988,029	$5,933,041	$8,028,333	$17,298,242	$38,750,017

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the nine months ended September 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total
Name of entity Sale of goods Capital Award, Inc. (“CA”)	$

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)		2,813,800				2,813,800

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			7,171,786			7,171,786

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)			11,572,046			11,572,046

Qinghai Zhong He Meat Products Co., Limited (“QZH”)

Macau Eiji Company Limited (“MEIJI”)				34,105,641		34,105,641

Sino Agro Food, Inc. (“SIAF”)					47,908,624	47,908,624

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	1,719,247					1,719,247

Commission and management fee Capital Award, Inc. (“CA”)
	$1,719,247	2,813,800	18,743,832	34,105,641	47,908,624	105,291,144

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the nine months ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (6)	Total
Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	3,082,502	-	-	-	3,082,502

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	7,255,245	-	-	7,255,245

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	15,072,691	-	-	15,072,691

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	19,100,254	-	19,100,254

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	51,928,550	51,928,550

Consulting and service income for development contracts Capital Award, Inc. (“CA”)	10,036,762	-	-	-	-	10,036,762

Commission and management fee Capital Award, Inc. (“CA”)	-	-	-	-	-	-
	$10,036,762	$3,082,502	$22,327,936	$19,100,254	$51,928,550	$106,476,004

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended September 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total
Name of entity Sale of goods Capital Award, Inc. (“CA”)	$

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)		623,169				623,169

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			1,405,780			1,405,780

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)			2,498,199			2,498,199

Qinghai Zhong He Meat Products Co., Limited (“QZH”)

Macau Eiji Company Limited (“MEIJI”)				10,926,470		10,926,470

Sino Agro Food, Inc. (“SIAF”)					15,684,500	15,684,500
	$-	623,169	3,903,979	10,926,470	15,684,500	31,138,118

COST OF SERVICES

For the three months ended September 30, 2019
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total
Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	-	-	-	-	-	-

	$-	$-	$-	$-	$-	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services:-

COST OF GOODS SOLD

	For the three months ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total
Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	815,981	-	-	-	815,981

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	1,530,851	-	-	1,530,851

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	2,355,398	-	-	2,355,398

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	6,674,769	-	6,674,769

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	15,709,185	15,709,185
	$-	$815,981	$3,886,249	$6,674,769	$15,709,185	$27,086,184

COST OF SERVICES

	For the three months ended September 30, 2018
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and others
	Division (1)	Division (2)	Division (3)	Division (4)	(5)	Total
Name of entity

Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	5,469,059	-	-	-	-	5,469,059
	$5,469,059	$-	$-	$-	$-	$5,469,059

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the nine months ended September 30, 2019
	Fishery Development Division (1)		HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity Sale of goods Capital Award, Inc. (“CA”)	$						-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)			2,120,374				2,120,374

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)				4,656,829			4,656,829

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)				8,287,736			8,287,736

Qinghai Zhong He Meat Products Co., Limited (“QZH “)							-

Macau Eiji Company Limited (“MEIJI”)					27,890,578		27,890,578

Sino Agro Food, Inc. (“SIAF”)						42,577,034	42,577,034
		$-	2,120,374	12,944,565	27,890,578	42,577,034	85,532,551

COST OF SERVICES

	For the nine months ended September 30, 2019
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	1,590,017					1,590,017

	$1,590,017					1,590,017

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost of goods sold and cost of services (Continued):-

COST OF GOODS SOLD

	For the nine months ended September 30, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity Sale of goods Capital Award, Inc. (“CA”)	$-	$-	$-	$-	$-	$-

Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”)	-	2,569,886	-	-	-	2,569,886

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	-	-	4,790,131	-	-	4,790,131

Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”)	-	-	9,981,074	-	-	9,981,074

Qinghai Zhong He Meat Products Co., Limited (“QZH”)	-	-	-	-	-	-

Macau Eiji Company Limited (“MEIJI”)	-	-	-	16,711,195	-	16,711,195

Sino Agro Food, Inc. (“SIAF”)	-	-	-	-	46,568,177	46,568,177
	$-	$2,569,886	$14,771,205	$16,711,195	$46,568,177	$80,620,463

COST OF SERVICES

	For the nine months ended September 30, 2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total
Name of entity Consulting and service income for development contracts

Capital Award, Inc. (“CA”)	8,133,799	-	-	-	-	8,133,799

	$8,133,799	$-	$-	$-	$-	$8,133,799

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA and SJAP since they are exempt from EIT for the nine months ended September 30, 2019 and 2018 as they are within the agriculture, and cattle sectors.

However, EIT has provide in the financial statements of SJAP since it has generated income from trading of agricultural products for the nine months ended September 30, 2019.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended September 30, 2019 and 2018.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the three months ended September 30, 2019 and 2018.

No deferred tax assets and liabilities are of September 30, 2019 and December 31, 2018 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(Unaudited)	(Unaudited)
SIAF	$-	$-
SAFS	-	-
MEIJI and APWAM	-	-
JHST, JHMC, SJAP, HSA	6,518	-
	$6,518	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the nine months ended September 30, 2019 and 2018. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CASH AND CASH EQUIVALENTS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Cash and bank balances	$671,544	$4,950,799

6.	INVENTORIES

As of September 30, 2019, inventories are as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Bread grass	397,525	744,378
Beef cattle	14,985,211	11,561,117
Organic fertilizer	12,554,853	14,266,923
Forage for cattle and consumable	5,849,951	7,252,280
Raw materials for bread grass and organic fertilizer	15,993,746	18,885,258
Immature seeds	1,757,923	1,872,285
	$51,539,209	$54,582,241

7.	DEPOSITS AND PREPAYMENTS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Deposits for
- purchases of equipment	$1,198,969	$2,158,867
- acquisition of land use rights	169,659	174,851
- inventories purchases	6,676,335	16,921,188
- construction in progress	3,862,859	4,789,035
- issue of shares as collateral	25,761,658	24,928,324
Shares issued for employee compensation and overseas professional and bond interest	-	643,457
Others	2,631,797	2,625,468
	$40,301,277	$52,241,190

8.	ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2019 and December 31, 2018.

Aging analysis of accounts receivable is as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
0 - 30 days	$1,856,007	$7,447,269
31 - 90 days	33,952,877	22,684,605
91 - 120 days	10,686,718	16,456,895
over 120 days and less than 1 year	4,659,565	11,773,454
over 1 year	58,841,689	43,289,908
	$109,996,856	$101,652,131

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER RECEIVABLES

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Advanced to employees	$583,556	$561,330
Advanced to suppliers	4,312,819	3,831,926
Advanced to customers	14,136,055	14,114,249
Advanced to developers	439,700	453,155
Others	4,111,778	9,346,866
	$23,583,908	$28,307,526

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

10.	PLANT AND EQUIPMENT

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Plant and machinery	$17,559,162	$5,299,631
Structure and leasehold improvements	195,526,199	200,734,812
Mature seeds and herbage cultivation	61,408,570	54,643,255
Furniture and equipment	692,452	695,461
Motor vehicles	576,042	590,416
	275,762,425	261,963,575

Less: Accumulated depreciation	(37,891,532)	(31,317,916)
Net carrying amount	$237,870,893	$230,645,659

Depreciation expense was $2,614,634 and $2,552,397, $7,676,784 and $7,877,928 for the three months ended and the nine months ended September 30, 2019 and 2018, respectively.

11.	CONSTRUCTION IN PROGRESS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA		7,285
- Organic fertilizer and bread grass production plant and office building		6,484,045
- Rangeland for beef cattle and office building	10,427,213	6,024,197
	$10,427,213	$12,515,527

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	LAND USE RIGHTS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Cost	$64,096,634	$65,779,178
Less: Accumulated amortization	(12,893,888)	(11,964,897)
Net carrying amount	$51,202,746	$53,814,281

Amount
Balance @1.1.2018	$65,573,223
Exchange difference	205,955
Balance @12.31.2018	$65,779,178
Exchange difference	(1,682,544)
Balance @6.30.2019	$64,096,634

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights was $541,401, $325,169, $1,242,039 and $1,166,622 for the three months and the nine months ended September 30, 2019 and 2018 respectively.

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

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Goodwill from acquisition	$724,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

14.	PROPRIETARY TECHNOLOGIES

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	PROPRIETARY TECHNOLOGIES (CONTINUED)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Cost	$11,055,857	$11,113,267
Less: Accumulated amortization	(2,594,312)	(2,176,196)
Net carrying amount	$8,461,545	$8,937,071

Amortization of proprietary technologies was $144,497 and $145,062, $434,863 and $438,503 for the three months and the nine months ended September 30, 2019 and 2018, respectively.  No impairments of proprietary technologies have been identified for the three months and the nine months ended September 30, 2019 and 2018.

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

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Investments at cost
- TRW	$162,444,883	$149,720,418
Amount due from a consolidated equity investee - TRW	59,285,521	57,354,208
	$221,730,404	$207,074,626

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended
unincorporated	Projects
Investee	Engaged		September 30, 2019	December 31, 2018
			(Unaudited)	(Audited)
A	Trade center	*	$12,000,000	$12,000,000
B	Fish Farm 2 GaoQiqiang Aquaculture	*	17,403,959	17,403,959
C	Cattle farm 2	*	5,496,389	5,502,001
			$34,900,349	$34,905,960

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of September 30, 2019, the percentages of equity stakes of A (trade and seafood centers), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

17.	VARIABLE INTEREST ENTITY

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of September 30, 2019, the Company has invested $4,054,421 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18..	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Costs	$6,186,261	$6,186,261
Estimated earnings	4,777,300	4,777,300
Less: Billings	(10,712,733)	(10,712,733)
Costs and estimated earnings in excess of billings on uncompleted contracts	$250,828	$250,828

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Billings	$49,175,412	$47,929,092
Less: Costs	(30,098,638)	(29,094,568)
Estimated earnings	(13,690,063)	(13,486,231)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,386,711	$5,348,293

(iii)	Overall

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Billings	$59,888,145	$58,641,825
Less: Costs	(36,284,899)	(35,280,829)
Estimated earnings	(18,467,363)	(18,263,531)
Billing in excess of costs and estimated earnings on uncompleted contracts	$5,135,883	$5,097,465

19.	OTHER PAYABLES

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Due to third parties	$16,846,187	$13,068,387
Straight note payable (note 23(i))	29,367,999	29,367,999
Promissory notes issued to third parties	7,765,801	7,792,774
Due to local government	-	87,425
	$53,979,987	$50,316,585

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(7,765,801)	(7,792,774)
Amount classified as current liabilities	$46,214,186	$42,523,811

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Short term bank loan

Name of lender	Interest rate	Term	September 30, 2019	December 31, 2018
			(Unaudited)	(Audited)
China Development Bank Qinghai Province, the P.R.C	4.7306%	December 27, 2018 - December 27, 2019	$4,241,482	$4,371,265

Add: current portion of long term bank loan			$282,764	$218,563
			4,524,246	4,589,828

Long term bank loan

Name of lender	Interest rate	Term	September 30, 2019	December 31, 2018
			(Unaudited)	(Audited)
China Development Bank		December 16, 2016 -
Beijing City, the P.R,C.	5.39%	December 15, 2026	$5,513,926	$5,755,501
Less: current portion of long term bank loan			$(282,764)	$(218,563)
			5,231,162	5,536,938

On December 16, 2016, the Company obtained a 10-year long term loan of RMB40million (approximately $5.66million) from China Development Bank for the period from December 16, 2016 to December 15, 2026, bearing an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate which is 5.39% (12.31.2018: 5.39%). The loan was guaranteed by Mr. Zhao Yilin and Ms. Song Haixian, Mr. Zhao Yilin’s wife. The loan was also secured by land use right with net carrying amount of $376,669 as of September 30, 2019 (12.31.2018: 397,269) and a batch of plant, machinery and equipment with net carrying amount of $5,071,190 (12.31.2018: 5,326,385). On May 20, 2019, RMB500,000 (approximately $73K) was repaid. According to the loan agreement, 2 partial payments of RMB1,000,000 each, totaling of RMB2,000,000 (approximately $282,764) were scheduled to be repaid by November 20, 2019 and May 20, 2020 respectively.

On December 27, 2018, the Company obtained a 1-year short term loan of RMB30 million (approximately $4.24million) from China Development Bank for the period from the December 27, 2018 to December 27, 2019, bearing fixed interest at 4.7306% per annum. This loan was guaranteed by Xining City SME Guarantee Corporation.

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

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shres of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of September 30, 2019, no settlement for both origination fee and interest payment.

The Company and the note holder entered into a restructuring agreement regarding the settlement of the Note 2. Both parties have agreed to restructure the indebtedness represented by Note 2 where SIAF executes a new promissory note in the principal amount of $6,301,480 to the note holder to be paid in 3 installments by August 31, 2019, October 30, 2019 and December 31, 2019, respectively. As of September 30, 2018, no payment was made.

As a result, the amount outstanding under Note 2 was reclassified as other payables – straight note payable of $6,301,480 (see Note 19) and a loss on restructuring of $2,404,402 which representing the default interest incurred during the period.

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

Convertible note due December 31, 2018	$-	$3,894,978
Less: classified as current liabilities	-	(3,894,978)
Non-current liabilities	$-	$-

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

The Group’s share capital as of September 30, 2019 and December 31, 2018 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

During the nine months ended September 30, 2019, the Company (i) issued 109,911 shares of common stock valued at fair value of $0.3 per share for $32,973 for settling of debts; the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued.

The Company has 49,976,085 and 49,866,174 shares of common stock issued and outstanding as of September 30, 2019 and December 31, 2018 respectively.

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

Lease expenses were $21,592 and $21,304, $65,879 and $102,851 for the three months ended and the nine months ended September 30, 2019 and 2018, respectively.

The future minimum lease payments as of September 30, 2019, are as follows:

Within 1 year	$68,710
2 to 5 years	19,295
Over 5 years	-
$88,005

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	STOCK BASED COMPENSATION

The Company calculated stock-based compensation of $643,457 and $2,952,327 and recognized $115,787, $546,496, $643,457 and $1,896,986 for the three months and the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the deferred compensation balance for staff was nil. As of June 30, 2018, the deferred compensation balance for staff was $1,055,341 and were to be amortized over 6 months beginning on October 1, 2018.

25.	CONTINGENCIES

On March 26, 2019, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors, styled Heng Ren Silk Road Investments LLC, Heng Ren Investments LP, derivatively on behalf of Sino Agro Food Inc. v. Sino Agro Food Inc., Lee Yip Kun Solomon, Tan Poay Teik, Chen Bor Hann, Lim Chang Soh, and Sino Agro Food Inc. , as the nominal defendant (Case No.: 1:19-cv-02680) (the “ Complaint ”). The Company filed its Motion to Dismiss the Complaint on June 24, 2019. After the Company filed its Motion to Dismiss, the Court, sue sponte, issued an Order requiring plaintiffs to either file an Amended Complaint by July 16, 2019 or serve their Opposition to the Motion to Dismiss by that date. The Court stated that if plaintiffs do not amend their Complaint, they then will not be given any further opportunity to amend the Complaint to address the issues raised in the Motion to Dismiss. Subsequently, Plaintiffs filed an Amended Complaint. The Amended Complaint alleges violations of the federal securities laws and breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, based on allegations concerning, inter alia, a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plaintiffs, has diluted shareholder ownership and oppressed shareholders of the Company.

On September 20, 2019, the Company filed a Motion to Dismiss the Amended Complaint. After the Company filed its Motion to Dismiss, the parties have had settlement discussions. As a result, the Court granted a request to adjourn the present motion briefing schedule. Plaintiffs’ Opposition is now due on or before January 3 2020, and the Company’s Reply Brief is due on January 24, 2020. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations. The Company believes that these claims are without merit and intend to vigorously defend the action.

26.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the three months ended September 30, 2019 and 2018, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions

Mr. Solomon Yip Kun Lee, Chairman Tri-way Industries Limited, (“TRW’) Unconsolidated equity investee

Included in due to a director, due to Mr. Solomon Yip Kun Lee is $861,182 and $2,046,499 as of September 30, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in interest in unconsolidated equity investee, due from Tri-way Industries Limited is $59,285,521 and $57,354,208 as of September 30, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable, due from Tri-way Industries Limited is $62,557,029 and $60,799,365 as of September 30, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has consulting and service income from development contracts of $0 and $6,502,372, $1,719,247 and $10,036,762 from Tri-way Industries Limited for the three months and the nine months ended September 30, 2019 and 2018, respectively.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -continuing and discontinued operations	$8,116,546	$3,465,562
Net income used in computing basic earnings per share -continuing operations	$8,116,546	$3,465,562
Basic earnings per share - continuing and discontinued operations	$0.16	$0.09
Basic earnings per share - continuing operations	$0.16	$0.09
Basic weighted average shares outstanding	49,968,758	36,650,450

	Three months ended September 30, 2019	Three months ended September 30, 2018
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$8,116,546	$3,465,562
Convertible note interest	-	-
Net income used in computing diluted earnings per share	$8,116,546	$3,465,562

Diluted earnings per share - continuing and discontinued operations	$0.16	$0.09

	Three months ended September 30, 2019	Three months ended September 30, 2018

Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$8,116,546	$3,465,562
Convertible mote interest	-	-
Net income used in computing diluted earnings per share	$8,116,546	$3,465,562

Diluted earnings per share - continuing operations	$0.16	$0.09

Basic weighted average shares outstanding	49,968,758	36,650,450

Add:
weight average of common stock convertible from convertible note payables	-	-

Diluted weighted average shares outstanding	49,968,758	36,650,450

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	EARNINGS PER SHARE (CONTINUED)

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

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share -continuing and discontinued operations	$15,302,641	$9,435,949
Net income used in computing basic earnings per share -continuing operations	$15,302,641	$9,435,949
Basic earnings per share - continuing and discontinued operations	$0.31	$0.27
Basic earnings per share - continuing operations	$0.31	$0.27
Basic weighted average shares outstanding	49,900,369	35,381,345

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing and discontinued operations	$15,302,641	$9,435,949
Convertible note interest	-	-
Net income used in computing diluted earnings per share	$15,302,641	$9,435,949

Diluted earnings per share - continuing and discontinued operations	$0.31	$0.27

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share - continuing operations	$15,302,641	$9,435,949
Convertible mote interest	-	-
Net income used in computing diluted earnings per share	$15,302,641	$9,435,949

Diluted earnings per share - continuing operations	$0.31	$0.27

Basic weighted average shares outstanding	49,900,369	35,381,345

Add:
weight average of common stock convertible from convertible note payables	-	-

Diluted weighted average shares outstanding	49,900,369	35,381,345

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance, or achievements in 2018 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to the Company’s business, financial performance, business strategy, recently announced transactions, and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Readers of this Form 10-Q should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of the Company together with the financial statements and the related notes presented in Item 1 of this Form 10-Q.

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(SJAP and HSA)
Plantation Division	(JHST)
Cattle Farm Division	(MEIJI and JHMC)
Corporate & Others Division	(SIAF)
Fishery Division	(CA)

A summary of each business division is described below:

●	Beef and Organic Fertilizer Division refers to:

(i)	The operation of SJAP in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle. As such, the financial statements of these three companies (SJAP and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP is a variable interest entity over which we exercise significant control.

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business, where dragon fruit flowers (dried and fresh) and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity.

●	Cattle Farm Division refers to the operations of Cattle Farm 1 at Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”), where cattle are sold live to third-party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity, along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects.

●	Corporate & Others Division refers to the business operations of Capital Award Inc. and Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

●	Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology, and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

(B). Seafood Sales from CA’s projected farms: this operation has been discontinued.

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for three months ended September 30, 2019 compared to the three months ended September 30, 2018.

A (1) Income Statements (Unaudited)

	Three months ended	Three months ended
In $	September 30, 2019	September 30, 2018	Difference	Note
Continuing operations
Revenue	37,431,314	38,750,017	(1,318,703)	1
Sale of goods	37,431,314	32,247,645	5,183,669
Consulting, services, commission and management fee	-	6,502,372	(6,502,372)
Cost of goods sold and services	31,138,118	32,555,243	(1,417,125)	2
Cost of goods sold	31,138,118	27,086,184	4,051,934
Cost of services		5,469,059	(5,469,059)
Gross Profit	6,293,196	6,194,774	98,422	3
Other income (expenses)	5,877,056	1,487,309	4,389,747
General and administrative expenses	(3,445,170)	(3,991,962)	546,792	4
Net income before income taxes	8,725,082	3,690,121	5,034,961
EBITDA	12,148,872	7,120,467	5,028,405
Depreciation and amortization (D&A)	3,300,532	3,022,618	277,914	5
EBIT	8,848,340	4,097,849	4,750,491
Net Interest	125,871	407,728	(281,857)
Tax	-	-	-
Net Income	8,722,469	3,690,121	5,032,348
Less:Net( income) loss attributable to Non - controlling interest	(605,923)	(224,559)	(381,364)	7
Net income attributable to SIAF Inc. and subsidiaries	8,116,546	3,465,562	4,650,984
Weighted average number of shares outstanding
- Basic	49,968,758	36,650,450	13,318,308
- Diluted	49,968,758	36,650,450	13,318,308
Earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders:				8
Basic	0.16	0.09	0.07
Diluted	0.16	0.09	0.07

Note (1, 2 & 3) Sales, cost of sales and gross profit information and analysis:

●	The Company’s revenues were generated from (1) Sale of Goods and (2) Consulting and Services provided in project and business developments, covering engineering, construction, supervision, training, management and technology etc.

The table below shows the segmented sales, gross profit, and corresponding cost of sales for the three months ended September 30, 2019(Q3 2019) compared to the three months ended September 30, 2018 (Q3 2018).

		Sales of goods		Cost of Goods sold		Sales of Goods’ Gross profit
	In US$	2019Q3	2018Q3	2019Q3	2018Q3	2019Q3	2018Q3
SJAP	Sales of live cattle	1,040,590	1,510,411	1,043,537	1,219,239	-2,947	291,172
	Sales of feedstock	-	-	-	-	-	-
	Bulk Livestock feed	239,201	207,979	106,852	95,742	132,349	112,237
	Concentrate livestock feed	1,747,193	1,570,407	977,599	871,424	769,594	698,983
	Sales of fertilizer	439,805	254,056	370,211	168,994	69,594	85,062
	SJAP Total	3,466,789	3,542,853	2,498,199	2,355,398	968,590	1,187,455
HSA	Sales of Organic fertilizer	863,811	798,630	687,309	766,897	176,502	31,733
	Sales of Organic Mixed Fertilizer	1,257,647	1,591,558	718,471	763,954	539,176	827,604
	HSA Total	2,121,458	2,390,188	1,405,780	1,530,851	715,678	859,337
	SJAP’s & HS.A./Organic fertilizer total	5,588,247	5,933,041	3,903,979	3,886,249	1,684,268	2,046,792
JHST	Sales of Fresh HU Flowers	-	-	-	-	-	-
	Sales of Dried HU Flowers	-	106,698.06	-	93,795	-	12,903
	Sales of Dried Immortal vegetables	-	-	-	-	-	-
	Sales of Vegetable products	803,352	881,331	623,169	722,187	180,183	159,144
	JHST/Plantation Total	803,352	988,029	623,169	815,982	180,183	172,047
MEIJI		-	-	-	-	-	-
	Sale of Live cattle (Aromatic)	13,394,653	8,028,333	10,926,470	6,674,769	2,468,183	1,353,564
	MEIJI / Cattle farm Total	13,394,653	8,028,333	10,926,470	6,674,769	2,468,183	1,353,564
SIAF
	Sales of goods through trading/import/export activities
	on seafood	8,367,712	9,286,201	7,437,967	8,188,572	929,745	1,097,629
	on imported beef and mutton	9,277,350	8,012,041	8,246,533	7,520,612	1,030,817	491,429
	SIAF/ Others & Corporate total	17,645,062	17,298,242	15,684,500	15,709,184	1,960,562	1,589,058

Group Total		37,431,314	32,247,645	31,138,118	27,086,184	6,293,196	5,161,461

Overall comparison of Q3 2019 to Q3 2018

The Company’s revenues generated from the sale of goods was $32,247,645 for the quarterly period ended September 30, 2018, compared to $37,431,314 for the same period ended September 30, 2019, reflecting an increase of 16%, or $5,183,669.

The Company’s cost of goods sold was $31,138,118 for the quarterly period ended September 30, 2019, compared to $27,086,184 for the same period ended September 30, 2018, reflecting an increase of 15%, or $4,051,934.

Gross profits of the Company generated from goods sold was $6,293,196 for the quarterly period ended September 30, 2019, compared to $5,161,464 for the same period ended September 30, 2018, reflecting an increase of 22%, or $1,131,735.

The overall higher performance for the corresponding period of 2019 to 2018 is primarily due to (i) the increase in SJAP’s sales of concentrated livestock feed (up by $0.49 million), and (ii) the increase of MEIJI’s cattle sales (up by $5.36 million), resulting in an overall increase in gross profits of $1.32 million for the corresponding period of 2019 to 2018, as shown in table above.

Details of each segment are being described below:

●	1. (i) Beef and Organic Fertilizer Division refers to operation of SJAP

In US$
		Sales of goods		Cost of Goods sold		Gross profit
		2019Q3	2018Q3	2019Q3	2018Q3	2019Q3	2018Q3
SJAP	Sales of live cattle	1,040,590	1,510,411	1,043,537	1,219,239	-2,947	291,172
	Sales of feedstock		0			-
	Bulk Livestock feed	239,201	207,979	106,852	95,742	132,349	112,237
	Concentrate livestock feed	1,747,193	1,570,407	977,599	871,424	769,594	698,983
	Sales of fertilizer	439,805	254,056	370,211	168,994	69,594	85,062
	SJAP Total	3,466,789	3,542,853	2,498,199	2,355,398	968,590	1,187,455
	% of increase (+) or decrease (-)	-2%		6%		-18%

As illustrated in the table above, when comparing Q3 2019 against the same period in 2018, the losses in revenue (negative variance of $0.08million, or -2%) and gross profit (negative variance of 0.22 million, or -18%), can be viewed as normal under the current depressed market conditions. During the quarter, SJAP’s concentrated livestock feed performed well with a steady increase in sales of $0.49 million, as the quality of the products is slowly attracting demand from new livestock.

The table below shows the itemized sales of goods and related cost of sales in quantity and unit price for the quarterly period ended September 30, 2019 compared to the same period ended September 30, 2018 of the beef and organic fertilizer divisions.

			2019Q3	2018Q3	Difference
SJAP	Production and Sales of live cattle	Heads	546	610	(64)
	Average Unit sales price	US$/head	1,906	2,476	(570)
	Unit cost prices	US$/head	1,911	1,999	(88)
	Production and sales of feedstock		-	-	0
	Bulk Livestock feed	MT	1,408	1,228	180
	Average Unit sales price	US$/MT	170	169	1
	Unit cost prices	US$/MT	76	78	(2)
	Concentrated livestock feed	MT	4,053	4,626	(573)
	Average Unit sales price	US$/MT	431	339	92
	Unit cost prices	US$/MT	237	188	49
	Production and sales of fertilizer	MT	3,282	2,019	1,263
	Average Unit sales price	US$/MT	134	126	8
	Unit cost prices	US$/MT	113	84	29

Live cattle prices have not changed much during the quarter. Thus, the lower unit price / head was primarily due to smaller sized cattle being sold and the overall situation of the local live cattle industry remaining depressed.

The increase in sales of bulk livestock feed was 180 MT in bulk feed, from 1,228 MT in Q3 2018 to 1,408 MT in Q3 2019, and the decrease of 573 MT in concentrated livestock feed, from 4,626MT in Q3 2018 to 4,053 MT in Q3 2019, which was compensated by the increase of unit sale price of $92 / MT, primarily due to the higher unit sale prices for types of livestock other than cattle feed. All other sectors have been steady.

1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

In US$
		Sales of goods		Cost of Goods sold		Gross profit
		2019Q3	2018Q3	2019Q3	2018Q3	2019Q3	2018Q3
HSA	Sales of Organic fertilizer	863,811	798,630	687,309	766,897	176,502	31,733
	Sales of Organic Mixed Fertilizer	1,257,647	1,591,558	718,471	763,954	539,176	827,604
	HSA Total	2,121,458	2,390,188	1,405,780	1,530,851	715,678	859,337
	% of increase (+) or decrease (-)	-11%		0%		-17%

Revenue from our HSA business segment decreased by $268,730, or -11%, from $2,390,188 for Q3 2018 to $2,121,458 for Q3 2019. Gross profit from HSA decreased by $143,659, or-17% from $859,337 for Q3 2018 to $715,678 for Q3 2019, primarily due to seasonal variation having more sales in organic fertilizer but at lower unit sale prices (of $206 / MT) and lesser sales in organic mixed fertilizer at higher unit sale prices of ($392 / MT) as shown in table below.

			2019Q3	2018Q3	Difference
HSA	Fertilizer operation
	Organic Fertilizer	MT	4,195	3,457	738
	Average Unit sales price	$/MT	206	231	(25)
	Unit cost price	$/MT	164	222	(58)
	Organic Mixed Fertilizer	MT	3,207	3,985	(778)
	Average Unit sales price	$/MT	392	399	(7)
	Unit cost price	$/MT	224	192	32
	Retailing packed fertilizer (for super market sales)	MT	-	-	-
	Average Unit sales price	$/MT	-	-	-
	Unit cost price	$/MT

During Q3 2019, we were hoping that HSA’s general manager Mr. Jack Chan would have recovered from his illness and would be back at work to take care of HSA’s business affairs. However, Mr. Chan is still under medical care and is predicted to be so for the rest of the year.

Therefore HSA’s business is currently being managed by its assistant manager, until such time when Mr. Chan recovers.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”). JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops, and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

	In US$
		Sales of goods		Cost of Goods sold		Gross profit
		2019Q3	2018Q3	2019Q3	2018Q3	2019Q3	2018Q3
JHST	Sales of Fresh HU Flowers						-
	Sales of Dried HU Flowers		106,698		93,795	-	12,903
	% of increases (+) or decreases (-)
	Sales of Dried Immortal vegetables	-	-	-	-	-	-
	% of increases (+) or decreases (-)
	Sales of Vegetable products	803,352	881,331	623,169	722,187	180,183	159,144
	% of increases (+) or decreases (-)	-9%		-14%		13%
	JHST/Plantation Total	803,352	988,029	623,169	815,982	180,183	172,047
	% of increases (+) or decreases (-)	-19%		-24%		5%

			2019Q3	2018Q3	Difference
JHST	Fresh HU Flowers	Pieces	-	-	-
	Average Unit sales price	US$/Pieces	-	-	-
	Unit cost prices	US$/Pieces	-	-	-
	Dried HU Flowers	MT	-	23	(23)
	Average Unit sales price	US$/MT	-	4,639	(4,639)
	Unit cost prices	US$/MT	-	4,078	(4,078)
	Dried Immortal vegetables	MT	-	-	-
	Average Unit sales price	US$/MT	-	-	-
	Unit cost prices	US$/MT	-	-	-
	Vegetable products	MT	785	870	(85)
	Average Unit sales price	US$/MT	1,023	1,013	10
	Unit cost prices	US$/MT	794	830	(36)

Revenue from our plantation division decreased by $184,677 (or -19%) from $988,029 for Q32018 to $803,352 for Q3 2019. The decrease was primarily due to lower harvest in fresh vegetables from 870 MT in Q3 2018 to 785 MT of Q3 2019.

Because of the need for heavy capital funding to redevelop the plantation into a more commercially viable proposition -- and because of its high maintenance cost in general, -- JHST’s management decided to lease out the whole plantation to a third party until such time when the company will have enough capital to redevelop the plantation.

A lease agreement was executed on September 15th 2019 bearing the following terms and conditions:

Tenure	3 years from Sept. 15th 2019 to August 15th 2022
Lease fees	RMB3000 / Mu / year for a total of 1,200 Mu = RMB3,600,000 / year payable monthly evenly.
Pre-payment or deposit	2 months in advance = RMB600,000 payable upon execution of lease agreement.
Other terms & conditions	The land will be used for purpose of cultivation of agriculture and producing fresh produces only.
JHST has the option to terminate the lease after 3 years however if JHST will decide to continue to lease out the plantation, the lessee is given the first option to lease the plantation.
Leasing fee is subjected to annual increase of 5%
Rentals are paid one month in advance, and failure to pay on time, the leaser retains the right to terminate the lease.
Upon termination or expiry of the lease, the lessee must return the property on good condition for cultivation.
If the leaser will decide to take back the plantation before its expiry, the parties agree to settle the compensation amicably and in friendly manner.

●	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”), where cattle are sold live to third party livestock wholesalers who mainly sell them in Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms, such as Cattle Farm 2, or related projects.

In US$		Sales of goods		Cost of Goods sold		Gross profit
		2019Q3	2018Q3	2019Q3	2018Q3	2019Q3	2018Q3
MEIJI	Sale of Live cattle (Aromatic) from own farm & from trading	13,394,653	8,028,333	10,926,470	6,674,769	2,468,183	1,353,564

	MEIJI / Cattle farm Total	13,394,653	8,028,333	10,926,470	6,674,769	2,468,183	1,353,564
	% of increases (+) & decreases (-)	67%		64%		82%

			2019Q3	2018Q3	Difference
MEIJI	Production and trading on sale of Live cattle	Head	3,569	2,082	1,487
	Average Unit sales price	$/head	3,753	3,856	(103)
	Unit cost prices	$/head	3,061	3,206	(144)

Cattle Farm 1’s revenue increased sales by $5,366,320 (or 67%) from Q3 2018’s $8,028,333 to Q3 2019’s $13,394,653, while gross profits increased by $1,114,619 (or 82%) from $1,353,565 in Q3 2018 to Q3 2019’s $2,468,183, reflecting a rising local demand for “Yellow Cattle”. Stable market prices are encouraging and the increased number of heads being sold in this quarter included 357 head of cattle kept in quarantine during Q2 2019.

●	Corporate & Others Division refers to the business operations of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

In US$		Sales of goods		Cost of Goods sold		Gross profit
		2019Q3	2018Q3	2019Q3	2018Q3	2019Q3	2018Q3
SIAF	Sales of goods through trading/import/export activities
	on seafood (via imports)	8,367,712	9,286,201	7,437,967	8,188,572	929,745	1,097,629
	% of increases (+) and decreases (-)	-10%		-9%		-15%
	on imported beef mainly	9,277,350	8,012,041	8,246,533	7,520,612	1,030,817	491,429
	% of increases (+) and decreases (-)	16%		10%		110%
	SIAF/ Others & Corporate total	17,645,062	17,298,242	15,684,500	15,709,184	1,960,562	1,589,058
	% of increases (+) and decreases (-)	2%		0%		23%

Description of items			2019Q3	2018Q3	Difference
SIAF	Seafood trading from imports
	Mixed seafood	MT	440	524	(84)
	Average of sales price	$/MT	19,018	17,722	1,296
	Average of cost prices	$/MT	16,904	15,627	1,277
	Beef & Lamb trading from imports	MT	542	460	82
	Average of sales price	$/MT	17,117	17,417	(301)
	Average of cost price	$/MT	15,215	16,349	(1,134)

Revenue from the corporate division increased by $346,820 or (2%) from Q3 2018’s $17,298,242 to Q3 2019’s $17,645,062.

Gross profits from the corporate sector increased by $371,504 or (23%) from $1,589,058 for Q3 2018 to $1,960,562 for Q3 2019, representing consistent performance of the trading business within the Corporate sector. In this aspect, the Company is working on increasing the volume of imported frozen food products to increase targeting progressive revenue and profit improvement starting in Q4 2019.

●	5.A. Engineering technology consulting and services:

Notes to Table A (1) Note (1.1, 2.1 and 3.1)

Table A.5 below shows the revenues, cost of services, and gross profits generated from consulting, services, commission, and management fees for three months ended September 30, 2018 (Q3 2019).

Revenues (consulting, service, commission and management fee):

	2019Q3	2018Q3	Difference	Description of work
Service revenues (Consulting and Services)
CA	-	6,502,372	(6,502,372)	Working in progress of PF(2), NPF
Group Total Revenues	-	6,502,372	(6,502,372)
Cost of service
CA	-	5,469,059	(5,469,059)
Group Total Cost of Consulting and Services	-	5,469,059	(5,469,059)
Gross Profit
CA	-	1,033,313	(1,033,313)
Group Total Gross Profit	-	1,033,313	(1,033,313)

Revenues decreased by $6,502,372 from $6,502,372 for Q3 2018 to $0 for Q3 2019. Cost of services for consulting, service, commission, and management fees decreased by $5,469,059 from $5,469,059 for Q3 2018 to $0 for Q3 2019. Gross profits decreased by $1,033,313 from $1,033,313 for Q3 2018 to $0 for Q3 2019. There was no capital expenditure by Tri-way on its farm development work during the quarter. However, CA has been working on cooperative plans for an Indian fishery development project with a number of third party potential joint venture partners. The development would initially aim at the “value added processing” of frozen raw Mexican White shrimps to be supplied from India to China. The project negotiation was progressing well until our director (Mr. Ravidrans) caught dengue fever in October 2019. Presently he is recovering, and we are hoping to continue the development project progress as soon as possible when Mr. Ravidrans recovers.

Note (4) to Table A 1 General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) decreased by $828,650 or 19% from $4,399,691 for Q3 2018 to $3,571,041 for Q32019. The decrease was primarily due to an increase in office and corporate expenses of $607,217, from $1,579,435 for Q3 2018 to $1,230,150 for Q3 2019.

Category	2019Q3	2018Q3	Difference
Office and corporate expenses	1,230,150	1,579,435	(349,285)
Wages and salaries	496,945	380,383	116,562
Traveling and related lodging	213,650	5,602	(3,296)
Motor vehicles expenses and local transportation	9,453	5,731	3,722
Entertainments and meals	2,306	7,309	206,341
Others and miscellaneous	156,960	521,708	(364,748)
Depreciation and amortization	1,335,707	1,491,795	(156,088)
Sub-total	3,445,170	3,991,963	(546,793)
Interest expenses	125,871	407,728	(281,857)

Total	3,571,041	4,399,691	(828,650)

Note (5) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

	Jiangmen City Heng	Jiangmen City Hang Mei Cattle	Hunan Shenghua A Power	Qinghai
	Sheng Tai Agriculture	Farm Development	Agriculture Co.,	Sanjiang A Power
Name of China subsidiaries	Development Co. Ltd.(China)	Co. Ltd.(China)	Limited (China)	Agriculture Co Ltd (China)	Total
Effective shareholding	75%	75%	76%	41.25%
Abbreviated names	(JHST)	(JHMC)	(HSA)	(SJAP)

Net income (loss) of the P.R.C. subsidiaries for the year in $	(2,154,482)	4,926,503	1,337,061	584,952

% of profit sharing of non-controlling interest	25%	25%	24%	58.75%

Non-controlling interest's shares of Net incomes in $	(538,621)	1,231,626	320,895	343,661	1,357,561

The net income attributed to non-controlling interest is $1,357,561 shared by (JHST, JHMC, HSA, SJAP collectively) for Q1-3 2019 as shown in Table (F) above.

Note (6) to Table A 1 Earnings per share (EPS)

Earnings per share increased by $0.07(basic) and $0.07 (diluted) per share from EPS of $0.09 (basic) and$0.09 (diluted) for Q3 2018 to EPS of $0.16 (basic) and $0.16 (diluted) for Q3 2019. The increase is primarily due to the increase of net income attributable to Sino Agro Food, Inc. and subsidiaries by $4,650,984 from $3,465,562 for Q3 2018 to $8,116,546 million for Q3 2019.

Part B: Unaudited Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018(audited)

Consolidated Balance sheets	September 30, 2019	December 31, 2018	Changes	Note
ASSETS
Current assets
Cash and cash equivalents	671,544	4,950,799	(4,279,255)	8
Inventories	51,539,209	54,582,241	(3,043,032)	9
Costs and estimated earnings in excess of billings on uncompleted contracts	250,828	250,828	-
Deposits and prepaid expenses	40,281,740	52,241,190	(11,959,450)	10.1
Accounts receivable	109,996,856	101,652,131	8,344,725	11
Other receivables	23,583,908	28,307,526	(4,723,618)	15
Total current assets	226,324,085	241,984,715	(15,660,630)
Property and equipment
Property and equipment, net of accumulated depreciation	237,870,893	230,645,659	7,225,234	12
Construction in progress	10,427,213	12,515,527	(2,088,314)	13
Land use rights, net of accumulated amortization	51,202,746	53,814,281	(2,611,535)	14
Total property and equipment	299,500,852	296,975,467	2,525,385
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	8,461,545	8,937,071	(475,526)
Investment in unconsolidated equity investee	221,805,006	207,074,626	14,730,380
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	34,919,884	34,905,960	13,924	10.2
Total other assets	265,911,375	251,642,597	14,268,778
Total assets	791,736,312	790,602,779	1,133,533
Current liabilities
Accounts payable and accrued expenses	9,103,498	8,280,358	823,140
Billings in excess of costs and estimated earnings on uncompleted contracts	5,386,711	5,348,293	38,418
Due to a director	861,182	2,046,499	(1,185,317)
Other payables	46,214,186	42,523,811	3,690,375	16A
Borrowings-Short term bank loan	4,524,246	4,589,828	(65,582)
Derivative liability	-	2,100	(2,100)
Convertible note payable	-	3,894,978	(3,894,978)
Income tax payable	-	-
Total current liabilities	66,089,823	66,685,867	(596,044)	16
Non-current liabilities
Other payables	7,765,801	7,792,774	(26,973)
Borrowing-Long term debt	5,231,162	5,536,938	(305,776)
Total non-current liabilities	12,996,963	13,329,712	(332,749)
Stockholders’ equity
Common stock	49,977	49,866	111
Additional paid-in capital	181,533,918	181,501,056	32,862
Retained earnings	474,189,087	458,811,844	15,377,243
Accumulated other comprehensive income	(23,088,295)	(8,443,123)	(14,645,172)
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidiaries' equity	631,434,687	630,669,643	765,044
Non-controlling interest	81,214,839	81,890,220	(675,381)
Total stockholders' equity	712,649,526	712,559,863	89,663
Total liabilities and stockholders' equity	791,736,312	793,552,597	(1,816,285)

Note B. Cash and Cash Equivalents

The change in cash and cash equivalents of $(4,279,255) was derived from cash and cash equivalents of $671,544 and $4,950,799 as of September 30, 2019 and December 31, 2018, respectively.

Note (9) Breakdown of inventory

September 30, 2019
$
Bread grass	397,525
Beef cattle	14,985,211
Organic fertilizer	12,554,853
Forage for cattle and consumables	5,849,951
Raw materials for bread grass and organic fertilizer	15,993,746
Immature seeds	1,757,923

51,539,209

	September 30, 2019	December 31, 2018	Difference
	$	$	$
Bread grass	397,525	744,378	(346,853)
Beef cattle	14,985,211	11,561,117	3,424,094
Organic fertilizer	12,554,853	14,266,923	(1,712,070)
Forage for cattle and consumables	5,849,951	7,252,280	(1,402,329)
Raw materials for bread grass and organic fertilizer	15,993,746	18,885,258	(2,891,512)
Immature seeds	1,757,923	1,872,285	(114,362)

	51,539,209	54,582,241	(3,043,032)

Note (10) Breakdown of Deposits and Prepaid Expenses

September 30, 2019
$
Deposits for
- purchases of equipment	1,198,969
- acquisition of land use rights	169,659
- inventories purchases	6,676,335
- construction in progress	3,862,859
- issue of shares as collateral	25,761,658
Shares issued for employee compensation and overseas professional and bond interest	-
Others	2,631,797
40,301,277

Note (11): Breakdown of Accounts receivable:

	September 30,2019
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year	Over 1 year
	$
Engineering consulting service (CA)	62,557,029	-	-	707,819	3,007,521	58,841,689
Sales of imported seafood (SIAF)	25,230,007	-	17,645,062	7,584,945	-	-
Sales of Cattle and Beef Meats (MEIJI)	14,349,030	-	13,324,774	1,024,256	-	-
Sales of HU Flowers (Fresh & Dried) (JHST)	719,989	225,539	419,985	-	74,465	-
Sales Fertilizer, Bulk Stock feed and Cattle by (SJAP)	3,653,510	961,063	1,224,247	576,594	891,607	-
Sales Fertilizer from (HSA)	3,487,291	669,405	1,338,810	793,104	685,972	-

Total	109,996,856	1,856,007	33,952,877	10,686,718	4,659,565	58,841,689
% of total receivables	100%	2%	31%	10%	4%	53%

The bulk of the over 120-days accounts receivable under CA’s consulting and service sector represents outstanding debt owed by Tri-way to the Company.

Information on trading terms and provision for diminution in value of accounts receivable:

Our accounts receivable aging is less than 12 months old. Receivables from revenue derived from consulting and services billed for work completed are within our normal trading terms of 180 days, and therefore no diminution in value is required, as the credit quality of the receivables is not in doubt. SIAF’s receivables in consulting and services are mainly provided to WHX, WC1, and Shanghai wholesale centers collectively, and the extended credit terms for this quarter for more than 120 days to WHX and WC1 is primarily to allow them more time to accommodate their development of import sales in beef that requires much more working capital; this also applies to the higher credit terms on CA’s sales of fish to WC1 and Shanghai WC.

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

Information on concentration of credit risk of revenue:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statement of this report under Note), who have accounted for 87.46% of our consolidated revenues for Q32019, as shown in the table below:

	2019Q3
	% of total Revenue	Customer's Total Revenue
Customer A	35.65%	13,345,198
Customer B	31.05%	11,623,335
Customer C	16.09%	6,021,727
Customer D	4.67%	1,747,193
	87.46%	32,737,453

Customer A is Cattle Wholesale, represented by Mr. Zhen Runchi, who buys our fattened cattle to sell in the Guangdong and Beijing cattle markets while supplying us with young cattle. During Q3 2019, transactions through Mr. Zhen Runchi generated 35.65% of our total consolidated revenue (equivalent to $13,345,198 out of our total revenue of $37,431,314).

Customer B is ShangHai Virgo Trading co. Ltd, which is one of our major distributors of imported beef and seafood as well as our farmed seafood. We sold $11,623,335 of goods to Virgo during Q3 2018 representing 31.05% of our total revenue of $37,431,314 during the quarter.

Customer C is WSC 1, which is owned and operated by Guangzhou City A Power NaWei Trading Co. Ltd (“APNW”). APNW distributes seafood to other wholesalers in various cities in China. WSC 1 is ideally situated at the center of all interprovincial logistic services. At the same time, APNW has obtained all relevant Import Quotas and Permits as of September 30, 2014. As such, SIAF relies on APNW’s import permits for its import and export trades to be carried out in China. Sales affected through WSC 1 contribute 16.09% of our total consolidated revenue (equivalent to $6,021,727 out of our total revenue of $37,431,314).

Customer D is Zhang Zhijie, and during Q3 2019 we sold $1,747,193 of goods, representing 4.67% of total revenue of $37,431,314.

The Company had 4 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivables during Q3 2019:

	September 30, 2019
	Total
	% of total Accounts receivables	Accounts receivables
Customer A	56.87%	62,557,029
Customer B	13.22%	14,542,938
Customer C	13.11%	14,349,030
Customer D	9.72%	10,687,069
	92.92%	102,136,066

Note (12)

Property and equipment, net of accumulation depreciation

September 30, 2019
(Unaudited)
Plant and machinery	$17,559,162
Structure and leasehold improvements	195,526,199
Mature seeds and herbage cultivation	61,408,570
Furniture and equipment	692,452
Motor vehicles	576,042
275,762,425

Less: Accumulated depreciation	(37,891,532)
Net carrying amount	$237,870,893

Note (13) Construction in progress

September 30, 2019
(Unaudited)
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA
- Organic fertilizer and bread grass production plant and office building
-Rangeland for beef cattle and office building	10,427,213
$10,427,213

Note (14) Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2019.09.30 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	2011-4-5	43	2054-4-4	242,703	470	194,727	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	2011-7-1	60	2071-6-30	36,666,141	50,925	31,624,547	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	2011-5-24	40	2051-5-23	378,489	789	298,849	Land Use Rights	Fertilizer production
Hunan lot4	HS.A	Ouchi Village, Fenghuo Town, Linli County	24.71	2018-6-1	50	2068-5-31	3,021,148	5,035	2,940,584	Lease	Pasture growing
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	2007-8-10	60	2067-8-9	1,064,501	1,478	848,644	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	2007-3-14	60	2067-3-13	1,037,273	1,441	819,734	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	2007-3-14	60	2067-3-13	2,267,363	3,149	1,791,847	Management Right	HU Plantation

Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	2007-9-12	60	2067-9-11	2,041,949	2,836	1,630,723	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	2007-9-12	60	2067-9-11	960,416	1,334	766,999	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	2008-1-1	60	2068-12-31	821,445	1,141	660,578	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	2011-1-1	26	2037-12-31	5,716,764	18,323	3,792,853	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	2011-1-1	26	2037-12-31	1,566,393	5,020	1,039,242	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	2011-4-1	20	2031-3-31	5,082,136	21,176	2,922,228	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	2011-11-1	40	2051-10-30	527,234	1,098	422,886	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	2013-3-4	10	2023-3-3	489,904	4,083	167,384	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	2014-10-28	30	2044-10-27	4,453,665	12,371	3,711,388	Management Right	Agriculture
	JHST	Land improvement cost incurred		2013-12-1			3,914,275	6,155	3,483,459	Management Right	HU Plantation
Exchange difference							-6,155,167		-5,913,925

			678				64,096,634	136,824	51,202,746

Note (15) Current Liabilities:
Accounts payable and accrued expenses	9,103,501	15.A
Billings in excess of costs and estimated earnings on uncompleted contracts	5,386,711
Due to a director	861,182
Other payables	46,214,186	15B
Borrowings - Short term bank loan	4,524,246
	66,089,826

Note 15A: Accounts payables and accrued expenses clarification:

Our current trading environment is limited to a number of suppliers who offer prolonged credit terms, which means that most purchases are paid for in cash or short credit terms (7 to 10 days). This grants us better bargaining ability to obtain cash discounts resulting in the low trade account payables balance of $9,103,501, which is approximately 8.65% of total revenue of $105,291,144.

Note (15B): Analysis of Other Payables:

As of September 30, 2019, other payables totaling $46,214,186 was composed of the following:

Straight note payable of $29,867,999 representing a 10.5% Convertible Note in the aggregate principal amount of up to $33,300,000 issued on August 29, 2014. On July 18, 2017, the Company and the note holder entered into a restructuring agreement regarding the settlement of the Note as follows:

(i) 50% in cash settlement of $15,589,000 to be paid in monthly installments.

(ii) The other 50% balance of $15,589,000 to be settled by the issuance of 5,196,333 common shares of the Company and 400,000 shares of Tri-way Industries Limited.

As of the date of this report, the Company has paid $3.59 million with $11,999,000 remaining owed on the $15,589,000 settlements.

Over the past years, other advances and deferred payments have been provided by other unrelated third parties, contractors, services providers, and agent fees etc. to our subsidiaries. Some of these payments have been in the form of promissory notes or agreements at no fixed term of repayment and with no interest; some at an interest rate between 3% to 8%, between a term of 1/2 to 5 years; and the remainder covered by conditions settled through verbal arrangements with the Company. These sums amount to $16,346,187, which remains unpaid and outstanding as of September 30, 2019.

Note (16) Non-current liabilities

Other payables of $7,765,801: During Q3 2019, the Company issued promissory notes amounting to $0 to unrelated third parties for advances granted by third parties collectively to the Company (and/or to its subsidiaries). During Q3 2019, we redeemed $0 of Promissory Notes for advances granted by third parties in past fiscal years to be settled by the issuance of shares and /or cash, leaving a balance of $7,765,801 of promissory notes still due and outstanding as of September 30, 2019.

Part C. Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018(presented in summarized Charts below):

Revenue:

Revenues decreased by $1,184,860 or -1% to $105,291,144 for the nine months ended September 30, 2019 from $106,476,004 for the nine months ended September 30, 2018. The decrease was primarily due to the decrease of revenue generated from our fishery, beef, organic fertilizer, cattle farm, corporate, and other operations, for reasons explained in earlier sections.

The following chart illustrates the changes by category from the nine months ended September 30, 2019 to September 30, 2018

Revenue
	2019	2018
Category	Q1 - Q3	Q1 - Q3	Difference
	$	$	$
Fishery	1,719,247	10,036,762	(8,317,515)

Plantation	2,813,800	3,082,503	(268,703)

Beef	1,040,589	5,011,148	(3,970,559)

Organic fertilizer	17,703,243	17,316,788	386,455

Cattle farm	34,105,641	19,100,254	15,005,387

Corporate and others	47,908,624	51,928,549	(4,019,925)

Total	105,291,144	106,476,004	(1,184,860)

Cost

Cost decreased by $1,631,694 or -2% to $87,122,568 for the nine months ended September 30, 2019 from $88,754,262 for the nine months ended September 30, 2018. The decrease was primarily due to the reciprocal decrease in sales generated from the Company’s fishery, plantation, beef, organic fertilizer, cattle farm, corporate, and other operations for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.The following chart illustrates the changes by category from the nine months ended September 30, 2019 to September 30, 2018.

Cost of goods sold and services
	2019	2018
Category	Q1 - Q3	Q1 - Q3	Difference
	$	$	$
Fishery	1,590,017	8,133,799	(6,543,782)

Plantation	2,120,374	2,569,886	(449,512)

Beef	1,043,537	4,121,113	(3,077,576)

Organic fertilizer	11,901,028	10,650,092	1,250,936

Cattle farm	27,890,578	16,711,195	11,179,383

Corporate and others	42,577,034	46,568,177	(3,991,143)

Total	87,122,568	88,754,262	(1,631,694)

Gross Profit

Gross profit increased by $446,834 or -13% to $18,168,576 for the nine months ended September 30, 2019 from $17,721,742 for the nine months ended September 30, 2018.The increase was primarily due to the corresponding increases in operation revenues.

The following chart illustrates the changes by category from the nine months ended September 30, 2019 to September 30, 2018.

The gross profit by category is as follows:

Gross Profit
	2019	2018
Category	Q1 - Q3	Q1 - Q3	Difference
	$	$	$
Fishery	129,230	1,902,963	(1,773,733)

Plantation	693,426	512,617	180,809

Beef	-2,948	890,035	(892,983)

Organic fertilizer	5,802,215	6,666,696	(864,481)

Cattle farm	6,215,063	2,389,059	3,826,004

Corporate and others	5,331,590	5,360,372	(28,782)

Total	18,168,576	17,721,742	446,834

General and Administrative Expenses and Interest Expenses

General and administrative expenses and interest expenses (including depreciation and amortization) decreased by $1,932,480 or -15% to $11,133,951 for the nine months ended September 30, 2019 from $13,066,431 for the nine months ended September 30, 2018.  The change was primarily due to a decrease in Office and corporate expenses to $3,280,542 for the nine months ended September 30, 2019 from $4,703,280 for the nine months ended September 30 2018.

	2019	2018
Category	Q1 - Q3	Q1 - Q3	Difference
	$	$	$
Office and corporate expenses	3,280,542	4,703,280	(1,422,738)
			0
Wages and salaries	1,327,210	1,481,441	(154,231)

Traveling and related lodging	14,271	17,183	(2,912)

Motor vehicles expenses and local transportation	30,215	37,613	(7,398)

Entertainments and meals	244,767	35,092	209,675

Others and miscellaneous	1,086,385	1,279,843	(193,458)

Depreciation and amortization	4,413,659	4,233,294	180,365

Sub-total	10,397,047	11,787,746	(1,390,699)

Interest expenses	736,904	1,278,685	(541,781)

Total	11,133,951	13,066,431	(1,932,480)

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

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, HSA and SJAP since they are exempt from EIT for the nine months ended September 30, 2019 and 2018 as they are within the agriculture, and cattle sectors.

However, EIT has provide in the financial statements of SJAP since it has generated income from trading of agricultural products for the nine months ended September 30, 2019.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended September 30, 2019 and 2018.

Sweden

No Sweden Corporate income tax has been provided in the consolidated financial statements of SAFS since SAFS incurred a tax loss for the three months ended September 30, 2019 and 2018.

No deferred tax assets and liabilities are of September 30, 2019 and December 31, 2018 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(Unaudited)	(Unaudited)
SIAF	$-	$-
SAFS	-	-
MEIJI and APWAM	-	-
JHST, JHMC, SJAP, HSA	6,518	-
	$6,518	$-

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the nine months ended September 30, 2019 and 2018. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

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

The Company failed to file US tax returns for the years ended December 31, 2007 through December 31, 2012 in compliance with US Treasury Internal Revenue Service Code. The Company has reviewed its tax position with the assistance of US tax professionals and believes that there will be no taxes and no penalties assessed by the Internal Revenue Service in the United States of America. The Company has appointed US tax professionals to assist in the filing of these income tax returns. In this respect, we filed our tax returns with the Internal Revenue Service on July, 2014.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HAS, QZH, and SJAP since they are exempt from EIT for the nine months ended September 30, 2018 and 2017, as they are within the agriculture, dairy, and fishery sectors.

CA, CS, and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the nine months ended September 30, 2019 and 2018.

No Macau Corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits for the nine months ended September 30, 2019 and 2018.

No Sweden Corporate income tax has been provided in the consolidated financial statements, since SAFS incurred a tax loss for the nine months ended September 30, 2019 and 2018.

No deferred tax assets and liabilities exist as of September 30, 2019 and December 31, 2018, since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

As of September 30 2019, unrestricted cash and cash equivalents amounted to $417,373 (see notes to the consolidated financial statements), and our working capital as of September 30, 2019 was $173,130,680.

As of September 30, 2019, our total long-term debts are as follows:

Contractual Obligations	Less than 1 year	1-3years	3-5 years	More than 5 years	Total
Short Term Bank Loan	4,506,468				4,506,468
Negotiable promissory notes	977,155				977,155
Long Term Debts		5,669,429			5,669,429
Promissory Notes		10,826,560			10,826,560
convertible note payables	3,894,978				3,894,978

Cash provided by operating activities amounted to $11,637,524 for Q1-3 2019. This compares with cash provided by operating activities totaling $27,498,878 for Q1-3 2018. The decrease in cash flows provided by operating activities resulted primarily from the decrease in account receivable of $(11,912,622) for Q1-3 2019 from $17,756,843 for Q1-3 2018.

Cash used in investing activities totaled $(6,832,839) for Q1-3 2019. This compares with cash used in investing activities totaling $(21,625,928) for Q1-3 2018. The increase in cash flows used in investing activities resulted primarily from purchases of property and equipment and non-current assets held for sale of $(3,500) for Q1-3 2019 compared to $(14,552,588) for Q1-3 2018.

Cash used in financing activities totaled $0 for Q1-3 2019. This compares with cash used in financing activities totaling $(3,413,653) for Q1-3 2018. The increase in cash used in financing activities was primarily due to convertible notes repaid of $0 during Q1-3 2019 from $1,500,000 paid during Q1-3 2018.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements for the nine months ended September 30, 2019 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The unaudited quarterly financials for the nine months ended September 30, 2019 results are for the months and do not necessarily indicate the results for a full year. The information included in this interim report should be read in conjunction with the information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Government grants are recognized upon (i) the Company’s substantial accomplishment of what must be done pursuant to the terms of the policies and terms of the grant that are established by the local government; and (ii) the Company receives notification from the local government that the Company has satisfied all of the requirements to receive the government grants; and/or (iii) the amounts are received.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0, $1,716, $2,745 and $17,861 for the three months and nine months ended September 30, 2019 and 2018, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $375,221, $382,424, $1,175,724 and $1,386,186 for the three months and nine months ended September 30, 2019 and 2018, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0, 449, 910, $0 and $449,910 for the three months and nine months ended September 30, 2019 and 2018, respectively.

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

The standard credit period of most of the Company’s customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There were no bad debts written off for the nine months ended September 30, 2019 or September 30, 2018.

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

POLITICAL AND BUSINESS RISK

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC 360, “Property, Plant and Equipment”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, at the end of each fiscal year. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2019 and December 31, 2018, the Company determined no impairment losses were necessary.

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

For the three months ended September 30, 2019 and 2018, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries’ common stockholders amounted to $0.16 and $0.09, respectively. For the three months ended September 30, 2019 and 2018, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.16 and $0.09, respectively.

For the nine months ended September 30, 2019 and 2018, basic earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $0.31 and $0.27, respectively. For the nine months ended September 30, 2019 and 2018, diluted earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $0.31 and $0.27, respectively.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2019 and December 31, 2018 were translated at RMB7.07 to $1.00 and RMB6.86 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2019 and September 30, 2018 were RMB6.85 to $1.00 and RMB6.51 to $1.00, respectively.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2014 through 2018 were RMB6.14, RMB6.23, RMB6.64, RMB 6.75 and RMB6.61, respectively

ACCUMULATED OTHER COMPREHENSIVE INCOME

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September30, 2019 or December 31, 2018, nor gains or losses are reported in the statements of income and comprehensive income that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2019 or 2018.

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

Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2014 through 2018 were RMB6.14, RMB6.23, RMB6.64 and RMB6.58, respectively.

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

On March 26, 2019, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors, styled  Heng Ren Silk Road Investments LLC, Heng Ren Investments LP, derivatively on behalf of Sino Agro Food Inc. v. Sino Agro Food Inc., Lee Yip Kun Solomon, Tan Poay Teik, Chen Bor Hann, Lim Chang Soh, and Sino Agro Food Inc. , as the nominal defendant (Case No.: 1:19-cv-02680) (the “ Complaint ”).  The Company filed its Motion to Dismiss the Complaint on June 24, 2019. After the Company filed its Motion to Dismiss, the Court, sue sponte, issued an Order requiring plaintiffs to either file an Amended Complaint by July 16, 2019 or serve their Opposition to the Motion to Dismiss by that date.  The Court stated that if plaintiffs do not amend their Complaint, they then will not be given any further opportunity to amend the Complaint to address the issues raised in the Motion to Dismiss.  Subsequently, Plaintiffs filed an Amended Complaint.  The Amended Complaint alleges violations of the federal securities laws and breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, based on allegations concerning, inter alia, a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plaintiffs, has diluted shareholder ownership and oppressed shareholders of the Company.

On September 20, 2019, the Company filed a Motion to Dismiss the Amended Complaint.  After the Company filed its Motion to Dismiss, the parties have had settlement discussions.  As a result, the Court granted a request to adjourn the present motion briefing schedule.  Plaintiffs’ Opposition is now due on or before January 3 2020, and the Company’s Reply Brief is due on January 24, 2020.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No .	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

+filed herewith

* furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

November 19, 2019	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

