Form 10-K
period 2019-12-31
Sino Agro Food, Inc.
filed 2021-02-10
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File Number: 000-54191

SINO AGRO FOOD, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1219070
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

Room 3520, Block A, China Shine Plaza

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 3th, 2019, based upon the $0.07 per share closing price of such stock on that date, was in round figure of $3,497,453.00

There were 59,963,607 shares of our common stock issued and outstanding as at December 31, 2020.

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

Revenues by division were as follows (in millions of U.S. dollars):

Division (on Sales of Goods)	2019		2018
Fisheries (CA) (Discontinued operation from October 5, 2016)	$		$-
Organic Fertilizer (HSA, SJAP & QZH)		26.9	28.9
(QZH derecognized as variable interest entity from December 30, 2017)
Cattle (MEIJI)		36.2	29.6
Plantation (JHST)		4.6	3.6
Corporate, Marketing & Trading (SIAF)
Total Revenues derived on sales of goods		66.2	$68.5

Division (on consulting & services)	2019		2018
CA (Fishery related developments)	$		$
Total Revenues derived on consulting & services		$1.7		$11.1

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

Our principal executive office is located at Room 3520, 35th Floor, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, PRC, 510610.

The table below provides an overview of key events in the development of the business of the Company.

Year	Event
2006	•	Initiates agriculture and aquaculture consulting activities in China.
2007	•	Changes name from A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc.
	•	Acquires the Belize holding company Capital Award. Today, Capital Award is the Company’s subsidiary operating many of the Company’s aquaculture activities.
	•	Acquires the dairy operations through a 78 percent ownership stake in ZhongXing Agriculture and Husbandry.
	•	Acquires the HU Plantation through a 75 percent ownership stake in Jiang Men City Heng Sheng Tai Agriculture Development.
2009	•	Conducts a strategic review and divests the dairy business in December due to poor industry fundamentals with control of the industry concentrated in a few very large value-added manufacturers.
	•	Founded Qinghai Sanjiang A Power Agriculture (“SJAP”). SJAP manufactures bioorganic fertilizer, livestock feed and develops other agriculture projects in the County of Huangyuan, in the vicinity of Xining City, Qinghai Province.

2010	•	Creates a five-year plan to develop vertically integrated businesses in primary production, distribution and marketing of beef cattle, beef products and seafood through proprietary recirculating aquaculture systems.
	•	Begins construction of the Company’s first fish farm, Fish Farm 1, with targeted capacity of 1,000 metric tons per year.
2011	•	Begins construction of Prawn Farm 1 & 2, Cattle Farm 1 and Fish Farm 2.
	•	Becomes a fully reporting SEC company on the OTCQB (as defined below).
2012	•	Acquires a 75 percent ownership in Fish Farm 1 and Cattle Farm 1. Advances construction of Cattle Farm 2 and Wholesale Center 1 in Guangzhou.
	•	Produces 1,800 MT of seafood and raises 6,000 head of cattle.
2013	•	Closes the Zhongshan Prawn Farm agreement, targeting production of 10,000 MT of prawn p.a. in 2016/2017 and 100,000 MT in 2024.
	•	SJAP awarded Dragon Head Enterprise status by the Qinghai provincial government.
	•	Mr. George Yap and Mr. Nils-Erik Sandberg join SIAF’s Board of Directors, as independent directors.
	•	Produces 4,700 MT of seafood and raises 15,000 head of cattle.
2014	•	SJAP’s abattoir and meat processing facilities commence operations. SJAP signs supplier and concession agreements with Tesco, PLC China for packaged meat products.
	•	Advances construction of a wholesale and distribution center in Shanghai, targeting ultimate capacity of 12,000 MT of meat and 6,000 MT of seafood per annum.
	•	Mr. Anthony Soh and Mr. Dan Ritchey join SIAF’s Board of Directors as independent directors.
	•	Ms. Olivia Lai is hired as Chief Financial Officer.
	•	Produces 5,600 MT of Seafood and raises 26,000 head of cattle during 2014.
2015	•	The Company announces a long-term vision to become a leading sustainable aquaculture company focused on organically farmed fish and prawns.
	•	Wholesale Center 2 in Shanghai initiates operations
	•	Mr. Bertil Tiusanen is hired as Chief Financial Officer. Ms. Lai becomes the Company’s Chief Corporate Affairs Officer.
	•	The Company announces contemplated plan to divest its aquaculture operations and seek a separate listing on the Oslo Stock Exchange.
2016	•	The Company was admitted to the Merkur market in Oslo.
	•	The Company upgraded to OTCQX Premier from the OTCQB® Venture Market.
	•	Mr. Bertil Tiusanen resigned as Chief Financial Officer and appointed as SVP Business Development, New Ventures Europe
	•	Officer and Mr. Dan Ritchey appointed as Chief Financial Officer.
	•	The Company’s carve-out of Tri-way resulting in categorization of Tri-way as an Investor in Associate from a subsidiary status. As such, the Company’s fully owned subsidiary namely, Capital Award Inc (CA), retains its main business activity in the sector of technology and engineering consulting and related services, and Tri-way has assumed all activity regarding aquaculture operations and the sale of all products produced by them.
	•	Tri-way has purchased Master Developer and Operating licensing rights from CA for purposes of future development of aquaculture projects in China utilizing CA’s APM-indoor and ODRAS technology, and has contracted with CA to provide its turnkey contractor services for those projects in China.
2017	•	Mr. George Yap resigned as independent director and Audit Committee chairman and member of Nomination Committee.
	•	The Company increased its equity interest in Tri-way from 23.89% to 36.6% in the fourth quarter by converting the amount due from Tri-way into equity interest.
	•	On December 30, 2017 the Company sold its (35.36%) equity in QZH to a third party.
2018	•	Mr. Dan Ritchey passed away on December 1, 2018. As of the date of this Annual Report, the Company has yet to appoint a CFO; consequently, Mr. Solomon Lee currently serves as the Company’s interim CFO.
	•	Mr. Nils Erik Sandberg resigned as independent director and Audit Committee chairman
2019	•	Mr. Colanukuduru Ravindran was appointed as an independent director and the Audit Committee chairman on March 29, 2019.

•	Mr. Muson Cheung was appointed as an independent director on April 11th 29, 2019.
•	The company’s common stocks were delisted from the Merkur Market (OSLO) from September 10th 2019.
•	Mr. Anthony Soh resigned as independent director on September 30th 2019.
•	On September 30th 2019, the Company contracted out the following businesses’ operations to the existing management of the corresponding operations: (i). SJAP’s integrated cattle activity to Mr. Zhao Y L, the legal representative and MD of SJAP, (ii). HSA’s manufacturing of fertilizer to Mr. Lee Ping the existing manager of HSA and (iii). JHST’s plantation operation and MEIJI’s cattle operations to Mr. Fang ZhiJun, the existing manager of both operations.

•	On September 30th 2019, Mr. Solomon Lee resigned as the Chairman of SJAP resulting in categorization of SJAP as an Investor in Associate from a subsidiary status.
•	On September 30th 2019, Tri-way terminated the farms’ management contracts and ceased the operation of Aqua-farm 4 and 5 due to the unsatisfactory performances of the said farms of the past 3 years (from 2017 to 2019)

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

Up until 30th September 2019, we maintained operation of our HU Plantation as well as our services in engineering consulting, specializing in the development of two major products, namely meat derived from the rearing of beef cattle and seafood derived from the growth of fish, prawns, eel and other marine species.

From October 1, 2016, onward, Tri-way has assumed the role as developer of aquaculture projects in China with CA contracted to provide turnkey contracted services for those projects.

Sino Agro Food Sweden AB Sweden (SIAF AB) was formed in 2016 to provide services to the European shareholders when SIAF listed on the Merkur Market in 2016 and SIAF AB was dissolved in October 2019 after the Company effectively delisted from the Merkur Market in September 2019.

However the fully integrated 2nd Cattle and Beef business was gradually being scaled down from year 2016 onward after the China Government relaxed its importation policies to allow many countries (i.e. Australia, NZ, Countries of South America and Canada etc.) to import beef into China affecting its domestic cattle rearing and beef industry. SJAP lost in excessive of US$30 million by year ended December 31st 2017 and by June 30th 2019, it reduced its large fully integrated activity into a small operation keeping and maintaining the production of fertilizer at less than 8,000 MT per year comparing to over 35,000 MT per year in 2015 and the production of concentrated live-stock feed at less than 3000 MT per year compares to over 15,000 MT in 2016 and fattening less than 1500 heads of live cattle at its own farm compares to 2015’s around 25,000 heads of live cattle reared and fattening by 20 corporative farms that consisted over 2,000 individual farmers collectively. From 1st October 2019 onward, SJAP contracted the said small maintaining operation to its existing management.

The Company currently maintains operations of its services in engineering consulting and specializing in the development of agriculture and aquaculture projects whereas operations of its HU Plantation, Asian “Yellow cattle” demonstration farm, and HSA’s manufacturing of fertilizer were contracted to their respective farm’s management since 30th September 2019.

Financial information of all management contracts are being described in the MD&A section of this report.

The Company is now the investor in two Associates originated from subsidiary status namely SJAP and Tri-way; whereas Tri-way is in the aquaculture segment contracting out it’s aqua-farms’ operations (inclusive Aqua-farm 1, 2 and 3a & b) to respective farm’s managements and JFD, it’s fully owned subsidiary in China, has the sole right to market and distribute the said Aqua-farms’ productions by buying from and selling all fishery productions of the said contracted aqua-farms.

Operation of Aqua-farm 4 and 5 of the Zhongshen Mega Farm Development ceased since September 30th 2019 failing the Company’s original ambition to become one of the biggest prawn producers in the world by year end of 2024.

Therefore from 1st October 2019 onward, Revenues of the Company are generated from (i). Incomes derived from CA’s Engineering Consulting and services, (ii). Incomes derived from the contractual agreements of JHST, MEIJI and HSA, (iii). CA’s (or the Corporate) marketing and Trading business and (iv). Incomes generated from its investments in SJAP and Tri-way.

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

However since January 22nd 2020, it was due to the Covid-19 events prevented the Company to complete the 10K 2019 audited report, the Company was forced to drop down to OTC Pink-Sheet Market for failing to meet the high financial and governance standards of the OTCQX and OTCQB market. The shares of common stock of the Company are now trading in OTC Pink-sheet market currently.

Delisting from the Merkur Market

In January of 2019 the Company applied to Oslo Børs ASA for the delisting from the Merkur Market. The principal reason for the delisting from the Merkur is the difference in the disclosure rules that the Merkur requires; the Merkur requires the disclosure of information prior to occurrence of a particular event which is inherently forward-looking in nature and thus potentially speculative; consequently, any such disclosure could thus be in conflict with US securities laws. On September 10th 2019, the Company was effectively delisted from the Merkur Market with all shares of common stock of the Company were trading in the OTC QX Premier Market.

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

SINO AGRO FOOD INC.
Nevada, USA
(SIAF)
100%
Capital Award Inc
Belize
(CA)
100%
Macau EIJI Company Ltd
Macau
(MEIJI)
100%
A Power Agro Agriculture Development (Macau) Ltd.
Macau
36. 6%
Tri-way Industries Ltd.
Hong Kong
(TRW)
100%
Capital Stage Inc
Belize
(CS)
100%
Capital Hero Inc
Belize
(CH)
75%
Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.
China
(JHMC)
aka
Cattle Farm 1
75%
Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.
China
(JHST)
aka
HU Plantation
76%
Hunan Shenghua A Power Agriculture Co. Ltd.
China
(HSA)
aka
Organic Fertilizer
45%
Qinghai Sanjiang A Power Agriculture Co. Ltd.
China
(SJAP)
aka
Integrated Cattle
100%
Jiangmen City A Power Fishery Development Co. Ltd.
China
(JFD)
Holding company
Operating company
Dormant company

The table below sets out a brief description of the companies within the Company as well as the Company’s respective holdings within such companies and their domiciles.

Company	Country of incorporation	Field of activity	% Holding
Sino Agro Food, Inc.	US	General types of agricultural developments, business management, trading, sales and marketing
Capital Award Inc. (CA)	Belize	Engineering consulting in development of fishery, management of fishery operation, marketing and sales of fishery produces and products	100
Tri-way Industries Limited (TRW)	Hong Kong	Holding company and holder of technology licenses	36.6
Macau Eiji Company Limited (MEIJI)	Macau	Developments of cattle farming and vegetable farming), management service and marketing and sales of cattle and related products	100
A Power Agro Agriculture Development (Macau) Limited (APWAM)	Macau	Holding company	100

Capital Stage Inc. (CS)	Belize	Dormant	100
Capital Hero Inc. (CH)	Belize	Dormant	100
Jiangmen City A Power Fishery Development Co. Ltd. (JFD)	China	(1): Operator in growing of fish (sleepy cod species), eels (flower pattern species) and prawns; Research and Development of growing technique and knowhow of live-seafood and (2) Marketing and Trading of seafood	100% owned by Tri-way
Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (JHMC or Cattle Farm 1)	China	A demonstration farm for growing cattle in a semi-tropical climate	75
Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (JHST)	China	HU plantation, immortal vegetable and cash crops of vegetables planting, processing and sales of produces and products	75
Hunan Shenghua A Power Agriculture Co. Ltd. (HSA)	China	Existing activities: manufacturing of organic fertilizer, 100% pure organic mixed fertilizer and lake fish farming organic fertilizer. Cattle rearing.	76

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

Prior to September 30th 2019, the Company oversees financing and provides interoperating strategies, encouraging vertically integrated growth. China has problems with quality assurance in primary production, distribution and poor origin traceability, as well as low food quality. This has created a market where consumers will eventually pay significant price premiums for “BAP (Best Aquaculture Practice) Certified” seafood with brands guaranteeing quality and consistency.

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

The Company uses expertise and know-how in specific agriculture for indoor fish farming. The Company has developed modern techniques and technologies to grow, feed and house both fish and cattle. These are engineered into the designs of, and the management systems for, indoor and outdoor fishery and cattle farms. In all developments the Company acts as the master engineer, pioneering the construction and building of farms, from raw land into fully operational facilities. The Company builds the infrastructure including staff quarters, offices, processing facilities, storage, and all related production facilities; then, manages developing of all business activities into effective and efficient operations. The Company’s largest customer represents a Company of thirty separate live seafood wholesalers at the Guangzhou wholesale markets.

The Company holds patents for fertilizer and aromatic feed formulas, 6 enzyme patents, and for 5 indoor fish farm techniques, including a “master license” in China for “A Power Technology” (“APT”), a modular land-based fish growing system and technology utilizing RAS.

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

Presently, as from October 1st 2019 onward, it is due to the collapse of the cattle industry domestically in China, the poor performances of Tri-way’s aqua-farm 4 and 5 and the delisting from Merkur Market etc.; as such by year ended 31st December 2019 the Company reduced its quantum of operation into a small scale described in the earlier chapter.

Subsequently, it is due to the impacts caused by the Covid-19 events in 2020, the Company further scaled down its operations whilst working on means to initiate business opportunities for the Company.

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

The Company’s operations and strategy are executed through a number of subsidiaries located in China, and the Company contributes financial oversight and strategic direction to otherwise independent management teams which employ the Company’s intellectual property and proprietary methods.

The Company has enjoyed strong growth since the Company initiated its business activities in China in 2006. During the fiscal year of 2019, the Company’s consolidated revenues amounted to USD $135,598,314. The four principal factors that have enabled the growth are:

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

Revenues are generated from activities as follows:

1.	Beef cattle rearing and fattening, live-stock feed and fertilizer under SJAP

SJAP’s business operations are consisting beef cattle rearing and fattening, the bulk and concentrated livestock feed producing and manufacturing and the production of organic fertilizer.

However SJAP has slowed down its beef cattle rearing and fattening division since 2017 and is no longer involved with the corporative growers in the fattening of beef cattle due primarily to the depressed markets of the local cattle and beef industry caused mainly by the opening of the beef imports from a great number of developed countries that un-balanced the local cattle industry in turn, the revenues derived from production of livestock feed and fertilizer also went down accordingly.

Revenue for fiscal year ended December 31, 2019 was USD 11.29 million or 8.3 percent of the Company’s total sales of goods revenue of USD 135.60 million in the same period. Gross profit for same division in the fiscal year ended December 31,2019 was at USD3.02 million, or 14.66% of the Company’s total gross profit in sales of goods of USD 20.60 million in the same period.

SJAP now has in its own property twelve cattle houses, housing a minimum of 200 to 350 heads of cattle in each building fattening up to 2000 heads of cattle per year. As from 1st October 2019, SJAP became an investee of the Company when Mr. Solomon Lee resigned as chairman and losing management control of SJAP, as such SJAP is an unconsolidated associate of the Company. Also from 1st October 2019, SJAP leased its business operations to Mr. Zhou Yi Lim & Co. (the existing management team of SJAP) as such SJAP’s main revenue is derived from the said leasing incomes.

2.	The Organic fertilizer of HSA:

HAS’s main business operation is in the manufacturing of organic fertilizer having other incomes generated from leasing of its pig farm complex situated on 35,000 m2 of land and building of 10,000 m2 to a third party to rear pigs and leasing of land of 13,200 m2 to another third party to do sand processing.

HSA’s fertilizer division’s revenue for fiscal year ended December 31, 2019 was USD 15.58 million or 11.48 percent of the Company’s total sales of goods revenue of USD 135.6 million in the same period. Gross profit for same division in the fiscal year ended December 31, 2019 was USD 2.3 million or 11.1% of the Company’s total gross profit in sales of goods of USD 20.60 million in the same period.

From 1st October 2019, HSA leased its fertilizer operation to Mr. Lee Ping (the head of the existing management team) as such HSA’s revenues are derived from leasing contracts thereon. (Please see MD&A Sector for more details of the Leasing Contract).

3. Cattle farms (MEIJI) division

The business division Cattle Farms, or MEIJI, refers to SIAF’s cattle rearing operations in Jiangmen, Guangdong Province. Revenue for fiscal year ended December 31, 2019 was $36.19 million, or 26.69%, of the Company’s total sales of goods revenue of USD 135.60 million in the same period. Gross profit for the Cattle Farm (MEIJI) division for the 12 months ended December 31, 2019 was $6.9 million, or 33.5% percent of the Company’s total gross profit on sales of goods of $20.60 million in the same period.

Up until 30th September 2019, the Cattle Farms (MEIJI) division has two operational farms namely Cattle Farm 1 and Cattle Farm 2, whereas.

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

These farms are carrying on with the growing and fattening mainly AYC.

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

From 1st October 2019, MEIJI leased its Cattle farms’ operation to Mr. Fan Xin June (the head of the existing management team) as such MEIJI’s revenues are derived from leasing contracts thereon. (Please see MD&A Sector for more details of the Leasing Contract

4. Plantation (JHST) division

The business division Plantation refers to SIAF’s produce production, situated at Enping City, Guangdong Province. Revenue for 12 months ended December 31, 2019 was $4.59 million or 22.28% of the Company’s total sales of goods revenue of $135.6 million in the same period. Gross profit for the plantation division for the 12 months ended December 31, 2019 was $0.88 million, or 4.27% percent of the Company’s total gross profit for sales of goods of $20.60 million in the same period.

JHST is an SFJVC that is 75% owned by SIAF consolidated as a subsidiary, and up until 30th September 219, was the owner and operator of a Plantation where mainly Hylocereus Undatus, or Dragon Fruit, and cash crop vegetables, are grown. It was due mainly to the suffering and combating of plant disease over a long period of time (2015 to 2019) and the heavy damages resulted from the strong typhoon in 2017 and 2018 , the Company found it no longer viable to keep working on the plantation. Therefore from 1st October 2019, JHST leased its Cattle farms’ operation to Mr. Fan Xin June (the head of the existing management team) as such MEIJI’s revenues are derived from leasing contracts thereon. (Please see MD&A Sector for more details of the Leasing Contract).

5. Marketing & Trading Division

Revenue for 12 months ended December 31, 2019 was $66.23 million or 48.8% of the Company’s total sales of goods revenue of $135.6 million in the same period. Gross profit for the plantation division for the 12 months ended December 31, 2019 was 7.36 million, or 35.72% of the Company’s total gross profit for sales of goods $20.60 million in the same period.

Primarily, the Company distributes beef meat imported from Australia and live-seafood from other countries through its distribution agents in China under their import and export permits conditioned under the China Government’s regulations.

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

6. Project Development Division

The project developments (or Technology engineering consulting and services) works are carried out by CA on aquaculture related projects and by SIAF and MEIJI on non-aquaculture and agriculture projects:

The Project Development division earns revenue by providing turnkey project management, engineering services and financing mainly within aquaculture and related up and down-stream activities. Project development revenue for the12 months ended December 31 2019 was $1.72 million or 1.26% of the Company’s total revenue of $135.06 million and gross profit for project development for the same period was $0.13 million or 0.6% of the Company’s total gross profit of $20.6 million representing minimal financial contribution due primarily to the Company’s policy of recent years, (since end of year 2017), to restrict employment of capital development funds such that there was hardly any development being carried out since, affecting revenues and gross profits of this division.

7. Investments in investee associates:

The Company presently has investments in two associates that their financials are not being consolidated into the Company’s consolidated financials; from 1st October 2016 the carve-off of Tri-way mentioned in earlier 10Ks and 10Qs reports that the Company is holding 36.6 % equity interest in Tri-way and from 1st October 2019, the Company lost management control of and is the minority shareholder holding 45% equity stake in SJAP.

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

At the end of December 2018, the early winter of the Guangdong districts slowed down the revitalization programs planned for AF4 and AF5 due primarily to the external supporting facilities (i.e. water holding dams, waste water treatment dams, external disinfection tanks and proper heating facilities etc.) were not completed. As such, the revitalization plan of these two farms was delayed. In the meantime, operations on a small scale are being carried out in both AF4 and AF5 with the aim of slowly recruiting the right personnel to move ahead after the spring of 2019.

However, by August 2019, efforts of the Company trying to revitalize Aqua-farm 4 and 5 failed due primarily to the lack of capital funding to continue to support farms’ developments and the necessity in adding new talents into the existing management teams to carry out the revitalization works, the Company finally decided to cease operation of Aqua-farm 4 and 5 during September 2019.

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

Of the five Chinese joint venture project companies which are CJVs or EJVs, four are CJVs (JFD, JHMC, JHST and SJAP) and one is an EJV (HSA).1

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

1 According to the official documents of the Company’s Chinese subsidiary JHMC, the registered capital of such subsidiary is USD 2 million that was paid in full by year ended 31 December 2014. As of the date of this Annual Report, MEIJI, a subsidiary of the Company, has contributed USD 400,000 of the subscribed capital, whereas USD 1.6 million of the subscribed capital has not been paid. Moreover, according to the official documents of the Company’s Chinese subsidiary HSA, the registered capital of such subsidiary is USD 2.5 million and shall be paid in full no later than 18 July 2013. As of the date of this Annual Report, MEIJI, a subsidiary of the Company, has contributed USD 865,000 of the subscribed capital, whereas USD 234,500 of the subscribed capital has not been paid by the Chinese owner. The aforementioned deadlines can be re-arranged by all the promoters. If no new deadline is agreed upon, failure by MEIJI to make full payment may lead to the other promoters making full payment of the capital contribution on MEIJI’s behalf and requesting MEIJI to compensate for their payment and losses.

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

China’s support for agriculture

China’s government support for agriculture is low compared to that of developed countries, such as the United States and European Union, but in line with that of other rapidly growing economies, according to USITC. As measured by the OECD’s PSE2, the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose during the period 2008-2010. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to USITC. Government support to China’s agricultural sector indicates that Chinese policymakers are placing a renewed emphasis on the rural economy. Indirect support, in the form of general services, is very high relative to similar support programs in other countries, due largely to investments in agricultural infrastructure. General services include modern research and extension services, food safety agencies, and agricultural price information services, most of which provide benefits to producers and consumers throughout the economy. Compared with direct payments to farmers, general services support is less production-distorting to the sector.

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

2 OECD: PSE is defined as the estimated monetary value of transfers from consumers and taxpayers to farmers, expressed as a percentage of gross farm receipts (defined as the value of total farm production at farmgate prices), plus budgetary support.

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

The market for aquatic products and aquaculture in China

The information in this section regarding aquatic and aquaculture, including graphs, is taken from the USDA’s GAIN Report Number: CH12073 per 12/28/2012 unless otherwise stated.3

Total Aquatic Products Production

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

According to @2020 undercurrent news, China’s seafood imports increased by 39% to $15bn in 2018.

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

World meat production was 340 million tons in 2017.4 Global trade in meat is projected to be 20% higher in 2027, representing a slowing down of meat trade growth to an annual average of 1.5% compared to 2.9% during the previous decade.5 Meat imports into Asia account for 56% of global trade, and poultry will constitute more than half of this additional import demand. China’s meat production reached 86.60 million tons in 2018, where total meat production in the United States amounted to 47.06 million tons in 2018.

With strong economic growth and the improvement of living standards, the demand for beef in China is rising.6 China’s animal feed market is projected to grow at a CAGR of over 16% till 2019.7

3 Definition of terms: China’s definition of aquatic products includes both cultured (farm-raised) and wild caught products; aquatic products include fish, shrimp/prawn/crab, shellfish, algae, and other. Aquatic catch production is total volume of both fresh and seawater wild caught aquatic products; Aquaculture production is the total volume of both fresh and seawater cultured (farmed) aquatic products. This report will use Chinese terminology to maintain consistency between Chinese statistics and product categories. Total aquatic trade statistics below do not include fishmeal.

4 Review of Recirculation Aquaculture System Technologies and their Commercial Application, Stirling Aquaculture, Institute of Aquaculture.

5 Food Outlook, FAO, November 2018

6 Research Report on Beef Import in China, 2019-2023

7 China Animal Feed Market Forecast and Opportunities, 2019

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

Feed grain prices are projected to remain low during 2018-2027. The year 2017 was affected by numerous outbreaks of Avian Influenza (AI) around the world which resulted in a slower increase in world output. China, the second largest producer after the United States, was particularly affected by several outbreaks over the last years. Thus, China can expect a return to historical trend growth in poultry production from 2018 onwards. Globally, the share of meat output traded is expected to remain constant at around 10%, with most of the increase in volume coming from poultry meat. The projected production growth in developing countries remains insufficient to satisfy demand grown, particularly in Asia and Africa. As a result, import demand is expected to remain strong.8

Market drivers

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

Chinese people’s dietary structure becomes more diversified and reasonable, bringing larger amount of beef consumption:

At present, Chinese people are changing their diet patterns to higher and richer nutrition. From a nutritional perspective, beef not only contains high unsaturated fatty acids and high protein, it also has low fat and lots of nutrition, which makes it perfect for the healthy diet. Thus, in the future, beef is expected to replace some parts of the market shares in pork, chicken and other meats.9

The market for fertilizer in China

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

In value terms, fertilizer demand is expected to grow from over $195 billion in 2016 to over $245 billion in 2020.10 Faster value growth will be driven by strong demand for higher value multi-nutrient fertilizers. In addition, advances will be supported by continued growth in fertilizer prices as the cost of natural gas, oil, coal, and other raw materials continues to increase.

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

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East - which enable residents to afford more expensive food items - demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.11

8 Meat - OECD-FAO Agricultural Outlook 2018-2027

9 Frost & Sullivan: China’s beef market has great growth potential

10 Fertilizer Market Global Report 2017, Business Research Company

11 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

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

The Complaint alleges violations of securities laws and state law, breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plaintiffs, has diluted shareholder ownership and oppressed shareholders of the Company (the litigated claims). The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend against the Complaint. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

On July 23, 2020, the Court issued an Order (the “Order”) preliminarily approving settlement, authorizing notice and scheduling the settlement hearing for the Complaint. Under the terms of the Order, among other things, within 10 calendar days of the Order (i) the Company shall provide notice of the Settlement by filing with the SEC a Form 8-K, which shall include as exhibits (A) the Notice of Proposed Settlement of Shareholder Derivative Litigation (the “Notice”) and (B) the Settlement, (ii) counsel for the Plaintiffs shall file the Notice via a national wire service and (iii) the Company shall make available on its corporate website the Form 8-K and exhibits for the time period set forth in the Order. In addition, the Order scheduled a settlement hearing for October 13, 2020 to consider whether to grant final approval to the Settlement. The Settlement contains no admission of wrongdoing. The Company has always maintained and continues to believe that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws.

On October 13th 2020, the Court granted the final approval to the Settlement of Shareholder Derivative Litigation and dismissed the Shareholder Derivative Litigation with prejudice. The Court found that the terms of the settlement are fair, reasonable and adequate as to each of the parties, and hereby approved the Settlement in all respects and as of October 13th 2020 SIAF, Lee Solomon Yip Kun, Tan Poay Teil, Chen Bor Hann and Lim Chang Soh have, fully, finally and forever released, relinquished, discharged and dismissed with prejudice from the litigated claims.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 24, 2007, our Common Stock began to be quoted on the Pink OTC Markets under the symbol “SIAF.PK.” Commencing January 5, 2012, our common stock has been quoted on the OTC QB under the symbol of “SIAF.” On January 19, 2016, the Company’s shares of common stock began to be traded on the OTCQX® Best Market in the U.S. under its existing ticker symbol “SIAF.” The following table lists the closing sale price for our Common Stock as reported by The NASDAQ Stock Market for each quarter within the last two completed fiscal years. Our common stocks were delisted from the Merkur Market on 10th September 2019.

Year 2019	High	Low
First Quarter	$0.198	$0.155
Second Quarter	$0.286	$0.23
Third Quarter	$0.22	$0.18
Fourth Quarter	$0.12	$0.11
First Quarter of 2020 through April 3, 2020	$0.07	$0.05

Year 2018	High	Low
First Quarter	$1.23	$0.35
Second Quarter	$0.72	$0.25
Third Quarter	$0.36	$0.26
Fourth Quarter	$0.45	$0.19

The closing price of our common stock on the OTC QX on April 3, 2020 was ($0.07) per share.

Holders

As of December 31, 2019, an aggregate of 49,963,607 shares of our common stock were issued and outstanding and were owned by approximately 115 holders of record.

Recent Sales

During the period covered by this Annual Report, we issued an aggregate of 77,443 shares of our common stock to certain Chinese persons who perform services to us. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Regulation S.

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

Description and interpretation and clarification of business category on the consolidated results of the operations

The Company’s strategy is to manage and operate its businesses under five (5) business divisions or units on a standalone basis, namely:

Beef & Organic Fertilizer Division	(Marked 1. (i) SJAP & QZH (Derecognized as variable interest entity on December 30, 2017) and (ii) HSA)
Plantation Division	(Marked 2. JHST)
Fishery Division	(Marked 3. A. CA Engineer & Technology and 3.B. Seafood sales — (Discontinued operation from October 5, 2016)
Cattle Farm Division	(Marked 4. MEIJI and JHMC)
Corporate & Others Division	(Marked 5. SIAF)

A summary of each business division is described below:

•	1. Beef and Organic Fertilizer Division refers to:

(i)	The operation of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”) in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers, and (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a fully owned subsidiary of SJAP; as such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control. As of December 30, 2017, QZH was derecognized as variable interest entity and its operating profit and/or loss no longer accretive to the Company’s 41.25% holding in SJAP, a variable interest entity. More details related to QZH’s discontinuance of operations is delineated throughout other sections of this report. From 1st October 2019 onward, SJAP became an investee of associates of the Company with Mr. Solomon Lee resigned as its chairman and SJAP’s operation contracted out to its management as such it is not a variable interest entity and SJAP was reclassified as an unconsolidated equity investee and SJAP’s cattle and beef operation is discontinued on same date .

(ii)	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) in manufacturing and sales of organic fertilizer. From 1st October 2019 the Company contracted out its manufacturing and sales of organic fertilizer to its management; as such income of HSA is derived mainly from said management contract.

•	2. Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity. From 1st October 2019 the Company contracted out its plantation operation to its management; as such income of JHST is derived mainly from said management contract. .

•	3. Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms and seafood sales operations and marketing, where;

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

•	4. Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects. From 1st October 2019 the Company contracted out its cattle operation to its management; as such income of JHMC is derived mainly from said management contract. .

•	5. Corporate & Others Division refers to the trading segment of business operations of the Group named internally under Corporate division of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs.

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

China’s support for agriculture
China’s government support for agriculture is low compared to that of developed countries, such as the United States and European Union, but in line with that of other rapidly growing economies, according to USITC. As measured by the OECD’s PSE[1], the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose during the period 2008-2010. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to USITC. Government support to China’s agricultural sector indicates that Chinese policymakers are placing a renewed emphasis on the rural economy. Indirect support, in the form of general services, is very high relative to similar support programs in other countries, due largely to investments in agricultural infrastructure. General services include modern research and extension services, food safety agencies, and agricultural price information services, most of which provide benefits to producers and consumers throughout the economy. Compared with direct payments to farmers, general services support is less production-distorting to the sector.

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

1 OECD: PSE is defined as the estimated monetary value of transfers from consumers and taxpayers to farmers, expressed as a percentage of gross farm receipts (defined as the value of total farm production at farmgate prices), plus budgetary support.

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

The market for aquatic products and aquaculture in China
The information in this section regarding aquatic and aquaculture, including graphs, is taken from the USDA’s GAIN Report Number: CH12073 per 12/28/2012 unless otherwise stated.[2]

Total Aquatic Products Production
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

2 Definition of terms: China’s definition of aquatic products includes both cultured (farm-raised) and wild caught products; aquatic products include fish, shrimp/prawn/crab, shellfish, algae, and other. Aquatic catch production is total volume of both fresh and seawater wild caught aquatic products; Aquaculture production is the total volume of both fresh and seawater cultured (farmed) aquatic products. This report will use Chinese terminology to maintain consistency between Chinese statistics and product categories. Total aquatic trade statistics below do not include fishmeal.

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

World meat production was 323 million tons in 2017.3 Global trade in meat is projected to be 20% higher in 2027, representing a slowing down of meat trade growth to an annual average of 1.5% compared to 2.9% during the previous decade.4 Meat imports into Asia account for 56% of global trade, and poultry will constitute more than half of this additional import demand. China’s meat production reached 86.60 million tons in 2018, where total meat production in the United States amounted to 47.06 million tons in 2018.

With strong economic growth and the improvement of living standards, the demand for beef in China is rising.5 China’s animal feed market is projected to grow at a CAGR of over 16% till 2019.6

There are several other specific market drivers which underpin the increase in demand for red meat. One driver is the improved living standard in China which stimulates the growth of beef markets since beef often sells at a much higher price and traditionally has been more expensive than what most people can afford. Another is the fact that Chinese people’s dietary structure is becoming more diversified and reasonable, bringing larger amount of beef consumption since beef has nutritional benefits. Lastly, a gradual lowering of import taxes is likely to support sufficient supply of cattle.

Feed grain prices are projected to remain low during 2018-2027. The year 2017 was affected by numerous outbreaks of Avian Influenza (AI) around the world which resulted in a slower increase in world output. China, the second largest producer after the United States, was particularly affected by several outbreaks over the last years. Thus, China can expect a return to historical trend growth in poultry production from 2018 onwards. Globally, the share of meat output traded is expected to remain constant at around 10%, with most of the increase in volume coming from poultry meat. The projected production growth in developing countries remains insufficient to satisfy demand grown, particularly in Asia and Africa. As a result, import demand is expected to remain strong.7

Market drivers

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

Chinese people’s dietary structure becomes more diversified and reasonable, bringing larger amount of beef consumption:

At present, Chinese people are changing their diet patterns to higher and richer nutrition. From a nutritional perspective, beef not only contains high unsaturated fatty acids and high protein, it also has low fat and lots of nutrition, which makes it perfect for the healthy diet. Thus, in the future, beef is expected to replace some parts of the market shares in pork, chicken and other meats.8

3 Review of Recirculation Aquaculture System Technologies and their Commercial Application, Stirling Aquaculture, Institute of Aquaculture.

4 Food Outlook, FAO, November 2018

5 Research Report on Beef Import in China, 2019-2023

6 China Animal Feed Market Forecast and Opportunities, 2019

7 Meat - OECD-FAO Agricultural Outlook 2018-2027

8 Frost & Sullivan: China’s beef market has great growth potential

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

In value terms, fertilizer demand is expected to grow from over $195 billion in 2016 to over $245 billion in 2020.9 Faster value growth will be driven by strong demand for higher value multi-nutrient fertilizers. In addition, advances will be supported by continued growth in fertilizer prices as the cost of natural gas, oil, coal, and other raw materials continues to increase.

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

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East ☐ ☐ which enable residents to afford more expensive food items ☐ demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.10

In 2006, the central government started a program intended to partially compensate farmers for price increases in fuel, fertilizer and other agricultural inputs. In the case of fertilizers, government support is part of several separate programs targeting fertilizer producers, with cost reductions being passed along to farmers purchasing the input.

Market for fruits and vegetables in China

The information in this section regarding the market for fruit in China is taken from the International Trade Center report “Overview of the markets for selected tropical fruits and vegetables in China” unless otherwise stated.

9 Fertilizer Market Global Report 2017, Business Research Company

10 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

CONSOLIDATED RESULTS OF OPERATIONS

Part A. Audited Income Statements of Consolidated Results of Operations for the fiscal year ended December 31, 2019, compared to the fiscal year ended December 31, 2018.

A (1) Income Statements (audited)

	2019	2018
Revenue
- Sale of goods	$133,879,067	$130,543,170
- Consulting and service income from development contracts	1,719,247	11,127,393
	135,598,314	141,670,563
Cost of goods sold	(113,401,961)	(110,967,348)
Cost of services	(1,590,017)	(9,051,408)

Gross profit	20,606,336	21,651,807
General and administrative expenses	(17,286,419)	(15,595,032)
Net income from operations	3,319,917	6,056,775
Other income (expenses)

Government grant	739,283	649,095
Sharee of income from unconsolidated equity investee	7,537,498	14,251,264
Other income	-	56,672
Non-operating expenses	(22,598,607)	(4,609,253)
Interest expense	(403,668)	(600,519)
Net income (expenses)	(14,725,494)	9,747,259

Net income before income taxes	(11,405,577)	15,804,034
Provision for income taxes

Net income	(11,405,577)	15,804,034
Less: Net (income) loss attributable to non - controlling interest	1,063,310	1,519,303
Net income attributable to Sino Agro Food Inc. and subsidiaries	(10,342,267)	17,323,337
Other comprehensive income (loss) - Foreign currency translation gain (loss)	3,416,381	(14,555,377)
Comprehensive income	(6,925,886)	2,767,960
Less: Other comprehensive (income) loss attributable to non - controlling interest	915,590	1,793,417
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	$(6,010,296)	4,561,377

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	$(0.21)	0.46
Diluted	$(0.21)	0.46

Weighted average number of shares outstanding:

Basic	49,963,607	37,336,164
Diluted	49,963,607	37,336,164

Comparative overview of FY2019 and FY2018 based on results as illustrated in Table A(1), above:

Note (1) to (3) to Table A.1:

(A): Information of Note (1, 2 & 3) Sales, cost of sales and gross profit and analysis:

The Company’s revenues were generated from (A) Sale of Goods and (B) Consulting and Services provided in project and business developments covering technology transfers, engineering, construction, supervision, training, management and technology licensing fees etc.

Table (A.2). below reflects segmental break-down figures of Sales of Goods Sold, Cost of Goods Sold, and related Gross Profit for the twelve months ended December 31, 2019 and the twelve months ended December 31, 2018.

In US$		Sales of goods		Cost of Goods sold		Sales of Goods' Gross profit
		2019	2018	2019	2018	2019	2018
SJAP	Sales of live cattle	3,752,843	6,644,964	3,527,690	7,624,190	225,153	-979,225
	Sales of feedstock					-	-
	Bulk Livestock feed	746,232	1,521,303	333,275	697,997	412,957	823,306
	Concentrate livestock feed	4,864,755	8,043,813	2,713,600	4,477,767	2,151,155	3,566,046
	Sales of fertilizer	1,922,323	3,028,357	1,688,240	2,137,582	234,083	890,775
	SJAP Total	11,286,153	19,238,438	8,262,804	14,937,535	3,023,349	4,300,903
HSA	Sales of Organic fertilizer	2,597,088	3,583,034	2,154,282	2,932,754	442,806	650,280
	Sales of Organic Mixed Fertilizer	4,746,144	6,088,296	2,854,337	3,961,581	1,891,807	2,126,715
	Ssles of Raw material	6,986,988		8,262,841		-1,275,853
	Rental income	1,253,823				1,253,823
	HSA Total	15,584,043	9,671,330	13,271,460	6,894,335	2,312,583	2,776,995
	SJAP's& HSA/Organic fertilizer total	26,870,196	28,909,768	21,534,264	21,831,870	5,335,932	7,077,898
JHST	Rental income	615,784	-	439,747		176,037	-
	Ssles of Raw material	1,135,371		1,135,371
	Sales of Dried HU Flowers		236,850		214,793	-	22,057
	Sales of Dried Immortal vegetables	101,892	423,152	87,336	314,720	14,556	108,433
	Sales of Vegetable products	2,732,556	2,957,246	2,055,771	2,568,877	676,785	388,369
	JHST/Plantation Total	4,585,603	3,617,249	3,718,225	3,098,390	867,378	518,859
MEIJI						-	-
	Sale of Live cattle (Aromatic)	34,062,396	29,558,983	27,519,186	24,761,345	6,543,210	4,797,638
	Ssles of Raw material	1,630,277		1,621,621		8,656
	Rental income	498,362		143,979		354,383
	MEIJI / Cattle farm Total	36,191,035	29,558,983	29,284,786	24,761,345	6,906,249	4,797,638
SIAF						-	-
	Sales of goods through trading/import/export activities					-	-
	on seafood	29,362,140	35,468,172	26,099,679	31,553,391	3,262,461	3,914,781
	on imported beef and mutton	36,870,093	32,988,998	32,765,007	29,722,352	4,105,086	3,266,646
	SIAF/ Others& Corporate total	66,232,233	68,457,170	58,864,686	61,275,743	7,367,547	7,181,427

Group Total		133,879,067	130,543,170	113,401,961	110,967,348	20,477,106	19,575,822

	Increases of 2019 to 2018 in $	3,335,897				901,284
	Increases of 2019 to 2018 in %	3%				5%

The Company’s revenues generated from sale of goods increased by $3,335,897 or 3% from $130,543,170 for the year ended December 31, 2018 to $133,879,067 for the year ended December 31, 2019. Most segments maintained or reduced their sales revenues and gross profits without much improvements except MEIJI’s cattle farm segment improved on the sales of Asian yellow cattle generated sales of US$36.2 million and gross profits of 6.9 million in 2019 compares to sales of US$29.6 million and gross profits of US$4.8 million in 2018.

The Company’s cost of goods sold increased by $2,434,613 or 2% from $110,967,348 for the year ended December 31, 2018 to $113,401,961 for the year ended December 31, 2019. The increase was primarily due to the increase of cost of sales in MEIJI’s purchase of Asian Yellow Cattle having sold more cattle in 2019.

Gross profit of the Company generated from goods sold increased by $901,284 or 5% from $19,575,822 for the year ended December 31, 2018 to $20,477,106 for the year ended December 31, 2019. The overall increase was primarily due to the increase of the increase of sales and gross profits in MEIJI’s cattle farm segment.

•	1. (i) Beef and Organic Fertilizer Division (SJAP and (discontinued) QZH):

SJAP	Sales of live cattle	3,752,843	6,644,964	3,527,690	7,624,190	225,153	-979,225
	Sales of feedstock		0			-
	Bulk Livestock feed	746,232	1,521,303	333,275	697,997	412,957	823,306
	Concentrate livestock feed	4,864,755	8,043,813	2,713,600	4,477,767	2,151,155	3,566,046
	Sales of fertilizer	1,922,323	3,028,357	1,688,240	2,137,582	234,083	890,775
	SJAP Total	11,286,153	19,238,438	8,262,804	14,937,535	3,023,349	4,300,903
	% of increase (+) or decrease (-)	-41%		-45%		-30%

In US$
		Sales of goods		Cost of Goods sold		Gross profit
		2019	2018	2019	2018	2019	2018
HSA	Sales of Organic fertilizer	2,597,088	3,583,034	2,154,282	2,932,754	442,806	650,280
	Sales of Organic Mixed Fertilizer	4,746,144	6,088,296	2,854,337	3,961,581	1,891,807	2,126,715
	Ssles of Raw material	6,986,988		8,262,841		(1,275,853)
	Rental income	1,253,823				1,253,823
	HSA Total	15,584,043	9,671,330	13,271,460	6,894,335	2,312,583	2,776,995
	SJAP's & HS.A./Organic fertilizer total	26,870,196	28,909,768	21,534,264	21,831,870	5,335,932	7,077,898
	% of increase (+) or decrease (-)	-7%		-1%		-25%

Revenue from the sector of beef and organic fertilizer decreased by $2,039,572 or 7% from $28,909,768 for the year ended December 31, 2018 to $26,870,196 for the year ended December 31, 2019. The decrease was mainly due to the decrease in sales of the discontinued operation of SJAP from $19.2 million in 2018 to $11.3million in 2019.

Cost of goods sold from beef and organic fertilizer decreased by $297,606 or 1% from $21,831,870 for the year ended December 31, 2018 to $21,534,264 for the year ended December 31, 2019. The decrease was mainly due to the decrease in cost of goods sold in the discontinued operation of SJAP from $14.9 million in 2018 to $8.3million in 2019.

Gross profit from the beef and organic fertilizer sector decreased by $1,741,966 or 25% from $7,077,898 for the year ended December 31, 2018 to $5,357,962 for the year ended December 31, 2019. The decrease was primarily due to the result in eliminating the losses from the discontinuing operation of SJAP (from $4.3 million in 2018 to $3.0 million in 2019).

The table below shows information of the sales of live cattle mostly from SJAP’s own farm in 2019/ 2018

			2019	2018	Difference
SJAP	Production and Sales of live cattle	Heads	2,203	3,886	(1,683)
	Average Unit sales price	US$/head	1,704	1,710	(6)
	Unit cost prices	US$/head	1,601	1,962	(361)
	Production and sales of feedstock		-	-	0
	Bulk Livestock feed	MT	4,318	8,619	(4,301)
	Average Unit sales price	US$/MT	173	177	(4)
	Unit cost prices	US$/MT	77	81	(4)
	Concentrated livestock feed	MT	11,068	18,064	(6,996)
	Average Unit sales price	US$/MT	440	445	(6)
	Unit cost prices	US$/MT	153	248	(95)
	Production and sales of fertilizer	MT	11,703	23,204	(11,501)
	Average Unit sales price	US$/MT	164	131	34
	Unit cost prices	US$/MT	144	92	52

Since the disposal of QZH in 2017, the cattle sold were mostly from SJAP’s own farm and at lighter weight (averaging at less than 300 Kg/head) to keep the losses of growing cattle as low as possible. The market price of live cattle has not improved during 2019 averaging lower than US$5.68/kg which is below our growing cost of about US$6.50/Kg. At the same time, SJAP’s bulk stock feed and concentrated stock feed sales reduced to 4,318 MT and 11,068 MT in 2019 compares to 2018’s 8,619 MT and 18,064 MT respectively due primarily to decreased demands after SJAP is no longer requiring the corporative growers to do cattle fattening and in term reducing the production sales of the bulk stock feed and concentrated stock feed accordingly. SJAP’s fertilizer segment also suffered reduction in sales and production with 2019’s 11,703 MT to 2018’s 11,703 MT.

From 1st October 2019 onward, SJAP became an investee of associates of the Company with Mr. Solomon Lee resigned as its chairman and SJAP’s operation was contracted out to its management as such it is not a variable interest entity and SJAP was reclassified as an unconsolidated equity investee and SJAP’s cattle and beef operation is discontinued on same date .

1. (ii). The operations of HSA in manufacturing and sales of organic fertilizer itemizing unit sales, costs and quantity of sales:

			2019	2018	Difference
HSA	Fertilizer operation
	Organic Fertilizer	MT	11,213	15,105	(3,892)
	Average Unit sales price	$/MT	232	237	(6)
	Unit cost price	$/MT	192	194	(2)
	Organic Mixed Fertilizer	MT	11,374	14,638	(3,264)
	Average Unit sales price	$/MT	417	416	1
	Unit cost price	$/MT	251	271	(20)

HSA sold and produced 11,213 MT of organic fertilizer and 11,374 MT of organic mixed fertilizer in the year ended 30.09.2019, compares to 2018’s production sales of 15,105 MT organic fertilizer and 14,638 MT of mixed organic fertilizer.

From 1st October 2019 the Company contracted out its manufacturing and sales of organic fertilizer to its management; as such income of HSA is derived mainly from said management contract. The Management contract generates fixed annual income of RMB 19.15 million (equivalent to US$2,735,714) payable half yearly in advance effective from 1st October 2019. This contractual income is sufficient to cover HSA’s annual fixed expenditures / cost and capital debt repayments (that is excluding corporate administration expenses) as shown in table below:

Management Contract	Yrs. To go	RMB / year	%	US$ / Year	US$ / Quarter
Revenue
Contractual fees		19,150,000	100%	2,735,714	683,929
Cost of contractual fees
Administration & expenses of all properties		2,298,000	12%	328,286	82,071
General maintenances of buildings		1,532,000	8%	218,857	54,714
Cost of security and guards of properties		1,723,500	9%	246,214	61,554
Cost of landscaping, drainage & roads		2,489,500	13%	355,643	88,911
Land levies and taxes		957,500	5%	136,786	34,196
Depreciation		7,930,000	41%	1,132,857	283,214
Gross Profits		2,219,501	12%	309,123	77,281
Repayments of capital debts
Balanced cost of construction of farm buildings (of RMB 8 million) inclusive interest	2	4,000,000		557,103	139,276

Balanced onstruction cost of Etherine gas station (RMB4 million inclusive interest)	2	2,000,000		278,552	69,638
Net cash flow		4,149,501		577,925	144,481

2. Plantation Division refers to the operations of JHST. JHST is engaged in the HU Plantation business where dragon fruit flowers (dried and fresh), cash vegetable crops and immortal vegetables are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of MEIJI as one entity.

		Sales of goods		Cost of Goods sold		Gross profit
		2019	2018	2019	2018	2019	2018
JHST	Sales of Fresh HU Flowers						-
	Sales of Dried HU Flowers		236,850		214,793	-	22,057
	% of increases (+) or decreases (-)
	Sales of Dried Immortal vegetables	101,892	423,152	87,336	314,720	14,556	108,433
	% of increases (+) or decreases (-)
	Sales of Vegetable products	2,732,556	2,957,246	2,055,771	2,568,877	676,785	388,369
	% of increases (+) or decreases (-)	-8%		-20%		74%
	Rental income	615,784		439,747		176,037
	Ssles of Raw material	1,135,371		1,135,371		-
	JHST/Plantation Total	4,585,603	3,617,249	3,718,225	3,098,390	867,378	518,859
	% of increases (+) or decreases (-)	27%		20%		67%

Revenue from our plantation increased by $968,354 or 27% from $3,617,249 for the year ended December 31, 2018 to $4,585,603 for the year ended 30th September, 2019.

Cost of goods sold from the plantation increased by $619,835 or 20% from $3,098,390 for the year ended December 31, 2018 to $3,718,225 for the year ended 30th September, 2019. The increase was primarily due to the increase in sales revenues.

Gross profit from our plantation increased by $348,519 (or 67%) from $518,859 for the year 2018 to $867,378 for the year 2019.

From 1st October 2019 the Company contracted out its plantation operation to its management; as such income of JHST is derived mainly from said management contract. The Management contract generates fixed annual income of RMB 4.43 million (equivalent to US$615,748) payable half yearly in advance effective from 1st October 2019. This contractual income is sufficient to cover JHST’s fixed annual expenditures / cost and capital debt repayments (that is excluding corporate administration expenses) as shown in table below:

Management Contract	Yrs. To go	RMB / year	%	US$ / Year	US$ / Quarter
Revenue
Contractual fees		7,000,000	100%	1,000,000	250,000
Cost of contractual fees		-
Adminstration & expenses of all properties		840,000	12%	120,000	30,000
General maintenances of buildings		420,000	6%	60,000	15,000
Cost of security and guards of properties		560,000	8%	80,000	20,000
Cost of landscaping, drainage & roads		770,000	11%	110,000	27,500
Land levies and taxes		350,000	5%	50,000	12,500
Depreciation		4,230,435	60%	604,348	151,087
Gross Profits		-170,435	-2%	-23,704	-5,926
Repayments of capital debts					-
2018 typhoon damages incurred repairs payments (at total cost of RMB 3.1 million with balance to be paid of RMB2.4 million)	2	1,200,000		166,898	41,725 -
2019 road repairs at cost of RMB 1.68 million with balance to be paid RMB 1.17 million	2	585,000		81,363	20,341 -
Net cash flow		2,275,000		325,000	81,250

The Table below shows the itemized unit sales and cost prices of the produces and products:

			2019	2,018	Difference
JHST
	Dried HU Flowers	MT	-	48	(48)
	Average Unit sales price	US$/MT	-	4,934	(4,934)
	Unit cost prices	US$/MT	-	4,475	(4,475)
	Dried Immortal vegetables	MT	2	7	-5.00
	Average Unit sales price	US$/MT	50,946	60,450	-9,504.36
	Unit cost prices	US$/MT	43,668	44,960	-1,291.95
	Vegetable products	MT	2,575	2,846	(271)
	Average Unit sales price	US$/MT	1,061	1,039	22
	Unit cost prices	US$/MT	798	903	(104)

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

		2019	2018	2019	2018	2019	2018
MEIJI	Sale of Live cattle (Aromatic)	34,062,396		27,519,186		6,543,210
	Sales of Raw material	1,630,277		1,621,621		8,656
	Rental income	498,362	29,558,983	143,979	24,761,345	354,383	4,797,638

	MEIJI / Cattle farm Total	36,191,035	29,558,983	29,284,786	24,761,345	6,906,249	4,797,638
	% of increases (+) & decreases (-)	22%		18%		44%

The locally bred so-called “Asian Yellow cattle” (“AYC”) currently has limited but steady local markets (in Guangdong Province) that can’t handle big production volumes (i.e., thousands of heads per day) with stable wholesale prices averaging about US$12/Kg (live weight) which is doubling SJAP’s cattle prices.

Revenue from the cattle farm increased by $6,632,052 or 22% from $29,558,983 for the year ended December 31, 2018 to $36,191,035 for the year ended December 31, 2019. The increase was primarily due to the steady demands of said local markets at stable sale prices generating reasonable returns for the farm.

Cost of goods sold from the cattle farm increased by $4,523,441 or 18% from $24,761,345 for the year ended December 31, 2018 to $29,284,786 for the year ended December 31, 2019.

Gross profit from cattle increased by $2,108,611 or 44% from $4,797,638 for the year 2018 to $6,906,249 for the year ended December 31, 2019, mainly due to lower stable production costs and higher sale prices.

The Table below shows the itemized unit sales and cost prices of the produces and products:

			2019	2018	Difference
MEIJI	Production and trading on sale of Live cattle	Head	9,073	7,945	1,128
	Average Unit sales price	$/head	3,989	3,720	268
	Unit cost prices	$/head	3,228	3,117	111

Currently there are two operations in this segment, Cattle Farm 1 and Cattle Farm 2.

Cattle Farm 1: Cattle Farm 1 was built as a demonstration farm to show that cattle can be raised in a semi-tropical climate using the Company’s semi-grazing and housing method. Using the Company’s semi-free growing management system, the cattle are allowed to graze in the field during the early morning and kept indoors and out of the sun during the hot summer days. This method has proven reliable and adaptable to the “Asian Yellow Cattle”

Cattle Farm 2: Cattle Farm 2 is a beef cattle farm situated in Guangdong Province, Guangzhou City. Cattle Farm 2 is operated by a private company formed in China with Chinese citizens acting as its legal representative as required by Chinese law. Cattle Farm 2 is complementary to Cattle Farm 1, having an additional 76 acres of land suitable for growing the Company’s type of pasture (a cross between elephant grass and yellow grass) that has a very high yield rate of over 35 MT per 1/6 acre per year, and containing an average of over 9 percent protein that is very suitable for consumption by cattle. Between the two farms, under normal seasons, they have a capacity to produce up to 30,000 MT of pasture/year collectively that is capable to feed up to 5,000 head of cattle/year based on the consumption rate on average of 6 MT/head/year.

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

Presently, these farms are growing and fattening mainly AYC and that the Company’s earlier plan (mentioned earlier in our 10K 2018 and subsequent 10Qs 2019 reports) to merge Cattle Farms (1) & (2) with HSA such that CF (1) & CF (2) will become breeding stations supplying yearlings for HSA to grow into full grown cattle (up to 3 years old) that will be sold in the Chinese market, is now pending on further evaluation of other alternatives aiming to achieve faster and better return on capital investment.

However during 2018, the Company decided to restrict all capital spending such that the said merger plan was temporary ceased, and as from 1st October 2019 the Company contracted out its cattle operation to its management of the farms; thus JHMC’s income is derived mainly from said management contract. The Management contract generates fixed annual income of RMB 19.88 million (equivalent to US$2.84 million) payable quarterly in advance and the Company is to share 20% of the net profit derived from the contracted management’s cattle operation effective from 1st October 2019. This contractual income is sufficient to cover JHMC’s fixed annual expenditures / cost and capital debt repayments (that is excluding corporate administration expenses) as shown in table below:

Management Contract	Yrs. To go	RMB / year	%	US$ / Year	US$ / Quarter
Revenue
Contractual fees		19,880,000	100%	2,840,000	710,000
Cost of contractual fees		-
Administration & expenses of all properties		2,982,000	15%	426,000	106,500
General maintenances of buildings		994,000	5%	142,000	35,500
Cost of security and guards of properties		1,789,200	9%	255,600	63,900
Cost of landscaping, drainage & roads		2,584,400	13%	369,200	92,300
Land levies and taxes		994,000	5%	142,000	35,500
Depreciation		3,423,752	49%	489,107	122,277
Gross Profits		7,112,648	4%	989,242	247,310
Repayments of capital debts etc.					-
Repayments on 200 heads of breeding stocks (Bal. RMB 5m)(Total cost 200 x RMB50K)= RMB10m	2	5,000,000		695,410	173,853
					-
Daily up-keep of 200 heads breeding stocks,(RMB20x30daysx200 heads) / month	2	1,440,000		200,278	50,070
Net cash flow		4,096,400		585,200	146,300

•	4. Corporate & Others Division refers to the business operations of the Group called internally under the name of “Corporate & Other Division” of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects not included in the above categories, and not limited to corporate affairs.

	In US$	Sales of goods		Cost of Goods sold		Gross profit
		2019	2018	2019	2018	2019	2018
SIAF	Sales of goods through trading/import/export activities
	on seafood (via imports)	29,362,140	35,468,172	26,099,679	31,553,391	3,262,461	3,914,781
	% of increases (+) and decreases (-)	-17%		-17%		-17%
	on imported beef mainly	36,870,093	32,988,998	32,765,007	29,722,352	4,105,086	3,266,646
	% of increases (+) and decreases (-)	12%		10%		26%
	SIAF/ Others & Corporate total	66,232,233	68,457,170	58,864,686	61,275,743	7,367,547	7,181,427
	% of increases (+) and decreases (-)	-3%		-4%		3%

Revenue from the corporate division decreased by $2,224,937 or 3% from $68,457,170 for the year ended December 31, 2018 to $66,232,233 for the year ended December 31, 2019. The decrease was marginal primarily due to a decrease in the sales of imported seafood from $35.4 million in 2018 to $29.4 million in 2019

Cost of goods sold from corporate decreased by $2,411,057 from $61,275,743 for the year ended December 31, 2018 to $58,864,686 for the year ended December 31, 2019 due primarily to the decreased sales of some imported goods.

Gross profit from the corporate increased by $186,120 or 3% from $7,181,427 for the year ended December 31, 2018 to $7,367,547 for the year ended December 31, 2019. The increase was primarily due to a corresponding decrease in sales.

Description of items		2019		2018
SIAF	Seafood trading from imports
	Mixed seafood	MT	1,487	1,927
	Average of sales price	$/MT	19,746	18,409
	Average of cost prices	$/MT	17,552	16,377
	Beef & Lamb trading from imports	MT	2,092	1,706
	Average of sales price	$/MT	17,624	19,337
	Average of cost price	$/MT	15,662	17,422

This trading (of mainly imported live-seafood) division has excellent growth potential due mainly to the demands for selective live-seafood (i.e. live crabs, lobsters and shell fish etc.) in China, but the growth of sales of this division is mainly subject to the availability of working capital that helps drive sales’ turnover since all live seafood suppliers demand cash payments upon purchases. Over the years this division has developed many reliable suppliers and supplied sources that are supplying quality live seafood to our trust worthy customers/agencies. Therefore we believe that this division will eventually become an effective and major revenue drive of the group once some of the financing plans will have materialized to allow more working capital being employed in the division.

●	5.A. Engineering technology consulting and services:

Table (A.5) below shows the revenue, cost of services and gross profit generated from consulting, services, commission and management fees for years 2019 and 2018.

	2019	2018	Difference
Revenue
CA	1,719,247	11,127,393	(9,408,146)
Group Total Revenues	1,719,247	11,127,393	(9,408,146)
Cost of service
CA	1,590,017	9,051,408	(7,461,391)
Group Total Cost of sales	1,590,017	9,051,408	(7,461,391)
Gross Profit
CA	129,230	2,075,985	(1,946,755)
Group Total Gross Profit	129,230	2,075,985	(1,946,755)

Revenues decreased by $9,408,149 or 85% from $11,127,393 for the year ended December 31, 2018 to $1,719,247 for the year ended December 31, 2019. The decrease was primarily due to the following reasons:

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

In other words, under current situation, Tri-way does not have enough free cash-flow to be spent on capital expenditures required by farm developments, thus reducing CA’s C&S income in 2018 and 2019 accordingly.

Cost of services for consulting, service, commission and management fee decreased by $7,461,391 or 82% from $9,051,408 for the year ended December 31, 2018 to $1,590,017 for the year ended December 31, 2019. The decrease was primarily due to the corresponding decreases in sales.

Gross profit of consulting, service, commission and management fees decreased by $1,946,755 or 94%, from $2,075,985 for the year ended December 31, 2018 to $129,230 for the year ended December 31, 2019 The decrease was primarily due to the corresponding decreases in sales.

.

Note to Table A 1 ( Net Expense):

Other income/(expense) decreased by $28,307,411 from $9,747,259 in 2018 to $(18,560,152) in 2019 was mainly due to i) an decrease in share of profit from a unconsolidated equity investee from $14,251,264 to $7,537,498; ii) change in non-operating expenses from $(4,609,253) to $(22,598,607);

Note to Table A 1 General and Administrative and interest Expenses:

General and administrative (including depreciation and amortization) and interest expenses (including in Note Other income/(expenses) decreased by $2,340,122 or 14% from $16,195,551 for the year ended December 31, 2018 to $13,855,429 for the year ended December 31, 2019. The decrease was mainly due to (i) a decrease in Wages and salaries of 201,111 from $1,862,232 for the year ended December 31, 2018 to $1,661,121 for the year ended December 31, 2019; and (ii) a decrease in Others and miscellaneous (including research and development) of $1,164,493 from $4,072,096 for the year ended December 31, 2018 to $2,907,603 for the year ended December 31, 2019; as shown in the table below:

Table (i)

Category	2019	2018	Difference
Office and corporate expenses	3,296,862	3,354,114	(57,252)
Wages and salaries	1,661,121	1,862,232	(201,111)
Traveling and related lodging	24,219	45,430	(21,211)
Motor vehicles expenses and local transportation	38,243	56,198	(17,955)
Entertainments and meals	45,672	49,504	(3,832)
Others and miscellaneous	2,907,603	4,072,096	(1,164,493)
Depreciation and amortization	5,478,041	6,155,458	(677,417)
Sub-total	13,451,761	15,595,032	(2,143,271)
Interest expense	403,668	600,519	(196,851)
Total	13,855,429	16,195,551	(2,340,122)

Note to Table (i):

In this respect, total depreciation and amortization amounted to $7,311,242 for the year ended December 31, 2019, out of which amount $5,478,041 was reported under general and administration expenses and $1,833,201 was reported under cost of goods sold; whereas total depreciation and amortization amounted to $15,351,003 for the year ended December 31, 2019, out of which amount $6,155,548 was reported under general and administration expenses and $9,195,455 was reported under cost of goods sold.

Note to Table A 1 Non-controlling interest:

Table (F) below shows the derivation of non-controlling interest

		Jiangmen City
	Jiangmen City Heng	Hang Mei Cattle	Hunan Shenghua	Qinghai Sanjiang
	Sheng Tai Agriculture	Farm	A Power	A Power
	Development Co.	Development Co.	Agriculture Co.,	Agriculture Co
Name of China subsidiaries	Ltd.(China)	Ltd.(China)	Limited (China)	Ltd (China)	Total
Effective shareholding	75%	75%	76%	41.25%

Abbreviated names	(JHST)	(JHMC)	(HSA)	(SJAP)

Net income (loss) of the P.R.C. subsidiaries for the year in $	(2,617,350)	1,995,528	(5,194,425)	576,694	(5,239,553)

% of profit sharing of non-controlling interest	25%	25%	24%	58.75%

Non-controlling interest's shares of Net incomes in $	(654,338)	498,882	(1,246,662)	338,808	(1,063,310)

The Net Loss attributed to non-controlling interest is $(1,063,310) shared by (JHST, JHMC, HSA and SJAP) for the year ended December 31, 2019 as shown in Table (F) above.

Note (7) to Table A 1 Earnings per share (EPS):

Earnings per share decreased by $0.67 (basic) and $0.67 (diluted) per share from EPS of $0.46 (basic) and $0.46 (diluted) in 2018 to per share of $(0.21) (basic) and $(0.21) (diluted) in 2019. The reason for the decrease is primarily due to the declined earnings in 2019 from all segmental operations losing over US$5.2 million and from CA’s consulting and services losing US$1.95 million.

Part B. MD &A on Audited Consolidated Balance Sheet as of the year 2019 compared to year 2018 (fiscal year)

Consolidated Balance sheets	December31,2019	December31,2018	Changes	Note
ASSETS
Current assets
Cash and cash equivalents	185,895	4,950,799	(4,764,904)	8
Inventories	-	54,582,241	(54,582,241)	9
Costs and estimated earnings in excess of billings on uncompleted contracts	250,828	250,828	-
Deposits and prepaid expenses	30,130,940	52,241,190	(22,110,250)
Accounts receivable	98,528,589	101,652,131	(3,123,542)	11
Other receivables	95,565,376	28,307,526	67,257,850	15
Total current assets	224,661,629	241,984,715	(17,323,086)
Property and equipment
Property and equipment, net of accumulated depreciation	103,064,238	230,645,659	(127,581,421)	12
Construction in progress	0	12,515,527	(12,515,527)	13
Land use rights, net of accumulated amortization	52,759,085	53,814,281	(1,055,196)	14
Total property and equipment	154,097,166	296,975,467	(142,878,301)
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	7,067,753	8,937,071	(1,869,318)
Investment in unconsolidated equity investee	249,344,711	207,074,626	42,270,085
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	17,507,626	34,905,960	(17,398,334)	10
Total other assets	272,918,874	251,642,597	21,276,277
Total assets	653,403,825	790,602,779	(137,198,954)
Current liabilities
Accounts payable and accrued expenses	2,590,637	8,280,358	(5,689,721)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,386,711	5,348,293	38,418
Due to a director	1,165,621	2,046,499	(880,878)
Other payables	35,362,580	42,523,811	(7,161,231)	16A
Borrowings-Short term bank loan	0	4,589,828	(4,589,828)
Derivative liability	-	2,100	(2,100)
Convertible note payable	-	3,894,978	(3,894,978)
Total current liabilities	44,505,549	66,685,867	(22,180,318)	16
Non-current liabilities
Other payables	7,151,762	7,792,774	(641,012)
Borrowing-Long term debt		5,536,938	(5,536,938)
Total non-current liabilities	7,151,762	13,329,712	(6,177,950)
Stockholders’ equity
Common stock	51,576	49,866	1,710
Additional paid-in capital	133,575,810	181,501,056	(47,925,246)
Retained earnings	448,469,577	458,811,844	(10,342,267)
Accumulated other comprehensive income	(59,011,769)	(10,415,786)	(48,595,983)
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidiaries' equity	521,835,194	628,696,980	(106,861,786)
Non-controlling interest	79,911,320	81,890,220	(1,978,900)
Total stockholders' equity	601,746,514	710,587,200	(108,840,686)
Total liabilities and stockholders' equity	653,403,825	790,602,779	(137,198,954)

Note (8) Cash and Cash Equivalents

Cash and cash equivalents decreased by $(4,764,904) from $4,950,799 to $185,895 between December 31, 2018 and 2019.

Note (9) Break down on Inventories:

	2019	2018	Difference
	$	$	$
Bread grass	0.00	744,378	(744,378)
Beef cattle	0.00	11,561,117	(11,561,117)
Organic fertilizer	0.00	14,266,923	(14,266,923)
Forage for cattle and consumables	0.00	7,252,280	(7,252,280)
Raw materials for bread grass and organic fertilizer	0.00	18,885,258	(18,885,258)
Immature seeds		1,872,285	(1,872,285)
			0
	0.00	54,582,241	(54,582,241)

Note (10) Breakdown of Deposits and Prepaid Expenses:

	2019	2018	Difference
	$	$	$
Deposits for
- purchases of equipment	2,037,425	2,158,867	(121,442)
- acquisition of land use rights	-	174,851	(174,851)
- inventories purchases	1,059,543	16,921,188	(15,861,645)
- construction in progress	-	4,789,035	(4,789,035)
- issue of shares as collateral	24,402,175	24,928,324	(526,149)
Shares issued for employee compensation and overseas professional and bond interest	-	643,457	(643,457)
Others	2,631,797	2,625,468	6,329
	30,130,940	52,241,190	(22,110,250)

 Note (11): Aging and breakdown of Accounts receivable:

	2019
	Accounts
	receivable				over 120 days and
		$0-30 days	31-90 days	91-120 days	less than 1 year	Over 1 year
Engineering consulting service (CA)	39,321,639				707,819	38,613,820
Sales of imported seafood (SIAF)	27,362,755	5,836,253	21,526,502
Sales of Cattle and Beef Meats (MEIJI)	14,446,680	1,331,775	13,114,905
Sales of HU Flowers (Fresh & Dried) (JHST)	5,037,397		5,037,397
Sales of Cattle and Beef Meats (JHMC)	1,091,224	326,528	210,465	554,231
Sales Fertilizer from (HSA)	8,305,681	2,251,540	563,284	421,251	5,069,606
	-
Total	95,565,376	9,746,096	40,452,553	975,482	5,777,425	38,613,820
% of total receivables	100%	10%	42%	1%	6%	40%

●	In CA’s engineering consulting services, over 120-day accounts receivable of $39,321,639 (including over 1 year balance of $38,613,820) represents a balance due from an unconsolidated investee, TRW, with $707,819 on-going engineering consulting services during the year. The management takes into consideration the significant influence it holds in TRW (36.6% of equity interest from October 5, 2017).

●	The normal credit period granted to the customers is 90 to 120 days. The Company will quarterly evaluate the recoverability of the over 120-day balance.

●	Provision of bad debts may be necessary for certain portions of HSA’s account receivables of $ 5.07 million if all or part of which will not be received by 30th June 2020.

Information on Concentration of credit risk of account receivables:

Major customer’s revenues/our total revenues:

We have 4 major long-term customers (referring to Customer A, B, C and D mentioned in the Financial Statements of this Annual Report), who have accounted for 78.08% of our consolidated revenues for the year ended December 31, 2019 as shown in the table below:

	% of total revenue	Customer's Total Revenue
Customer A	31.05%	43,798,678
Customer B	24.77%	34,135,176
Customer C	16.28%	22,433,555
Customer D	5.98%	8,240,811
	78.08%	108,608,221

Customer A is Shanghai Hongchang Yili company (“Vigor”) that sells much of the imported beef and seafood as well as locally produced seafood. During 2019, the Company sold $43,798,678 of goods representing 31.05% of our total revenue of $137,785,374.

Customer B is Cattle Wholesale, represented by Mr. Zhen Runchi, who buys our fattened cattle to sell them in the Guangdong and Beijing cattle markets and at the same time supplies to us with young cattle. The fiscal year 2019, transactions through Mr. Zhen Runchi generated 24.77% of our total consolidated revenue (equivalent to $34,135,176) out of our total revenue of $137,785,374.

Customer C is GZ Nawei Trading Company who sells much of the imported beef and seafood as well as locally produced seafood. During 2019, the Company sold $8,240,811 of goods representing 5.98% of our total revenue of $137,785,374.

Customer D is Tri-way Industries Limited through our divestment when Tri-way (or “TRW”) became our “Investment Associate.” During 2019, transactions through TRW generated 16.28% of our total consolidated revenue equivalent to $22,433,555 out of our total revenue of $137,785,374.

Major customer’s account receivables:

These 4 major long-term customers (referred to as Customer A, B, C and D above & mentioned in the Financial Statements of this Annual Report), constitute accounts receivable in the aggregate amount of $81,131,075, which is equivalent to58.88% of our consolidated revenues of $137,785,374 for the year 2019 as shown in the table below:

	December 31,2019 % of total Accounts receivables	Total Accounts receivables
Customer A	39.91%	39,321,639
Customer B	16.11%	15,871,509
Customer C	14.66%	14,446,680
Customer D	11.66%	11,491,246
	82.34%	81,131,075

Note (12) Property and equipment, (P&E) net of accumulation depreciation:

2019
Plant and machinery	$9,652,132
Structure and leasehold improvements	90,615,323
Mature seeds and herbage cultivation	17,752,012
Furniture and equipment	2,613,172
Motor vehicles	3,241,556
123,874,195

Less: Accumulated depreciation	20,809,957
Net carrying amount	$103,064,238

●	Depreciation expenses were $5,272,630 and $13,080,991 for the years ended December 31, 2019, and 2018, respectively.

Note (13) Construction in progress (CIP):

2019
Construction in progress	0
- Office, warehouse and organic fertilizer plant in HSA	$0
- Oven room, road for production of dried flowers	0
- Organic fertilizer and bread grass production plant and office building	0
- Rangeland for beef cattle and office building	0
- Fish pond and breeding factory	0
$0

Note (14): Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2019.12.31Balance$	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	193,316	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	31,471,771	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	296,483	Land Use Rights	Fertilizer production
Hunan lot4	HS.A	Ouchi Village, Fenghuo Town, Linli County	24.71	6/1/2018	50	5/31/2068	3,021,148	5,035	2,925,478	Lease	Pasture growing
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	844,208	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	815,412	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,782,399	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,622,215	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	762,997	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	657,156	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	3,737,884	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	1,024,180	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	2,858,702	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	419,591	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	155,136	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	3,674,274	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,464,995	Management Right	HU Plantation
Exchange difference							-6,271,961		-3,947,113
			678				63,979,840	136,824	52,759,085

Note (15) Other Receivables

	2019	Note
Advanced to employees	$255,174
Advanced to suppliers	2,543,541	15A
Advanced to customers	14,131,956	15B
Advanced to SJAP	76,404,954	15C
Others	2,229,751
	$95,565,376

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

15C. Advance to SJAP is referring the funds the Company advanced to SJAP since 2018 to present for building up its assets since 2008 to present.

Note (16) Current Liabilities:

Current liabilities
Accounts payable and accrued expenses	2,590,637
Billings in excess of costs and estimated earnings on uncompleted contracts	5,386,711
Due to a director	1,165,621
Other payables	35,362,580	16A
Borrowings - Short term bank loans	-
	44,505,549

Note (16A): Analysis of other payables (current liabilities):

As of December 31, 2019, we have other payables totaling $42,514,342, comprised of the following:

(1). Straight note payable of $29,367,999 represents a 10.5% Convertible Note in the aggregate principal amount of up to $33,300,000 issued on August 29, 2014. On July 18, 2018, the Company and the note holder entered into a restructuring agreement regarding the settlement of the Note as follows:

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

•            We filed an 8-K on December 12, 2019 to state that we received a notice of default (the “Notice”) from ECAB on December 12, 2018 contending that a new Note was in default because (i) SIAF had not made repayments on the new Note in the manner prescribed by its terms, and (ii) of certain other unspecified events of default. While ECAB stated in the Notice that it has not elected to accelerate the right to repayment of the entire principal amount, including accrued but unpaid interest on the ECAB Note, it reserves the right to do so.

Prior to receipt of the Notice from ECAB, the Company was attempting to reach a negotiated settlement with ECAB. Notwithstanding receipt of the Notice, the Company hopes to continue to work with ECAB to settle its obligations under the ECAB Note. The Company intends to vigorously defend its position should a mutually amicable resolution prove unattainable.

Subsequently, Note 1 would be matured on February 28, 2020 the Company intends to offer the settlement of the note to the accredited investors based on the following understanding, terms and conditions:

(i). The earlier understanding of the restructured indebtedness is to be carried as follows: (a) SIAF issues 5,196,333 shares of its common stock and transfer 400,000 shares of TRW to the note holder; and (b) SIAF is to pay the revised promissory note in the principal amount of $15,589,000 to the note holder.

(ii). It is the Company’s intension for the said 5,196,333 shares of its common stocks to be converted into the G Series Preferred Stocks at conversion ratio of the offer of the Initial Public Offer stated in the registration statement filed with SEC targeting on or before June 30, 2021.

(iii). There were 500,050 Common Shares of the Company loaned to the said accredited investor on (Date: July 22, 2014) valued at US$18.10 / share as security for the accredited investors to secure their investors to invest on the Bond prior to the completion of a registration statement filed with SEC on June 2014 to allow the official issuing of additional common stocks to ECAB’s BOND investors, and that ECAB would return back the loaned stocks back to the Company upon the time the said accredited investor invested the balance of the Note 1 proceed of (US$ 13,362,550) needed to complete the disbursement of the total loan proceed of US$25,000,000 on or before (Date: February 28th 2015). However the said investor sold the said loaned 500,050 common stocks of the Company in between the period (Date: February to March 2015) and invested part or the full sum from the sales proceeds of said 500,050 common stock of the Company (of US$10,500,000) back to the Company as part of the Note 1’s disbursement to the Company making total disbursement sum of US$22,137,450.00 being advanced to the Company on or before 30th June 2015, and in turn, the investor did not return the said 500,050 common stocks of the Company to the Company and didn’t help the Company to complete the said registration statement by not giving the Company the Debenture Agreement requested by SEC and needed to complete said registration statement with SEC.

(iv). In order that the principal amount of $15,589,000 of the cash settlement sum mentioned above may be settled amicably between the accredited investor and the Company, the sales proceeds (of US$13,362,550.00) from the sales of the 500,050 shares loaned in good faith to ECAB must be taken into consideration and be deduced from the said principal amount before this bond arrangements can be settled.

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

Note (16B): Analysis of Convertible Note (“CB Notes”) Payable) in Other payables (current liabilities):

As of the date of this Annual Report there are various CB Notes amounting to $7,151,762 collectively.

Subsequently as of December 31, 2019 there is $7,151,762 in CB Notes remaining outstanding collectively and out of which $2,130,000 is secured by 2,666,735 shares due for redemption and the return of collateralized shares on September 23, 2019; the balance of $1,173,000 are CB Notes due to 5 holders that will be settled either by cash or shares at prevailing market prices or a combination thereof during 2019 that was extended to September 23 2021 under corresponding addendums dated September 20th 2019.

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

The Company filed USA tax returns for all previous year inclusive year 2016 to 2019.

As of December 31, 2018, the Company reviewed its tax position with the assistance of US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP since they are exempt from EIT for the twelve months ended December 31, 2019 and 2018 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the twelve months ended December 31, 2019.

No Macau corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the twelve months ended December 31, 2019 and 2018.

Swedish corporate income tax has been provided in the consolidated financial statements for SAFS at $1,684 for the twelve months ended December 31, 2019 and $0 for 2018.

No deferred tax assets and liabilities are payable as of December 31, 2019 and December 31, 2018 since there was no difference between the financial statements carrying amounts, and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of December 31 2019, unrestricted cash and cash equivalents amounted to $185,595 (see notes to the consolidated financial statements), and our net working capital as of December 31, 2019 was $180,156,079.

Cash provided by operating activities amounted to $6,786,632 for the twelve months ended December 31, 2019. This compared with cash provided by operating activities totaled $20,175,276 for the twelve months ended December 31, 2018. The decrease in cash provided by operations is mainly due to the decrease in Other receivables from $(7,627,048) for the twelve months ended December 31, 2018 to that of $(67,257,850) for the twelve months ended December 31, 2019.

Cash used in investing activities totaled $11,506,614 for the twelve months ended December 31, 2019. This compares with cash used in investing activities totaling $13,828,019 for the twelve months ended December 31, 2018. The decrease in cash flows used in investing activities primarily resulted from the decrease in payment for construction in progress from $6.8million for the twelve months ended December 31, 2018 to that of $11 million for the twelve months ended December 31, 2019.

Cash provided by financing activities totaled $(73,741) for the twelve months December 31, 2019 compared with cash used in financing activities totaling $(75,563) for the twelve months ended December 31, 2018. The decrease in cash paid by financing activities is mainly due to net proceeds from convertible bonds payable of $4,533,777 during the year 2018, but 2019 is 0.

CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The audited consolidated financial statements for the twelve months ended December 31, 2019 are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $156,103 and $26,129 for the years ended December 31, 2019 and 2018, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $956,056, and $1,541,484 for the years ended December 31, 2019 and 2018, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $855,167 and $453, 378 for the years ended December 31, 2019 and 2018, respectively.

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

The standard credit period of the Company’s most of customers is three months. Any amount that has an extended settlement date of over one year is classified as a long term receivable. Management evaluates the collectability of the receivables at least quarterly. There was a written off on bad debts of $14,394,402 arising due to the dispose of QZH for the twelve months ended December 31, 2019 or (2018: Nil)

INVENTORIES

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

For the years ended December 31, 2019 and 2018, basic (loss)/earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $(0.21) and $0.46, respectively. For the years ended December 31, 2019 and 2018, diluted (loss)/earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $(0.21) and $0.46, respectively.

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

For the fiscal year ended December 31, 2019

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31 2019 and December 31, 2018 were translated at RMB6.98 to $1.00 and RMB6.86 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2019 and December 31 2018 were RMB6.87 to $1.00 and RMB6.61 to $1.00, respectively.

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

●	Other relevant historical events and subsequent matters:

●	Historical bridge financing

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

●      Debt Conversion: From 2010 to present, part of the capital funding realized by the Company has been by issuing shares to some of the unrelated third parties consisting of service providers, suppliers, lenders, and debtors, etc., totaling 38,809,550 shares.

●      Shares issued to staff, management, professional consultants and agencies to date of this report amount to 7,479,675 shares.

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

●     Collateral shares: This includes the Trade Facility consisting of 5,708,312 collateral shares, and Third-Party Loans consisting of 2,662,735 collateral shares, collectively that do not hold voting or dividend rights to be returned to the Company upon repayment. The maturity date on the Third-Party Loans and Trade Facility originally run through to 30th September 2019 that was subsequently extended to 30th September 2021 due to the impacts of the Covid-19 events, however reduction of the Trade Facility line from $20,000,000 to $13,000,000 and the third parties’ loan debt has been reduced from $10,428,034 to $2,103,000 as at December 31st 2019..

●     The total consideration received from the above referred issuance of shares for $181,198,847 (fully paid up capital) together with (i) retained earnings of $458,811,844, (ii) accumulated other comprehensive income of ($10,415,786) and (ii) treasury stock of (1,250,000) forms the Company’s total equity (or, net assets) of $628,696,980 as December 31, 2019 (the equivalent of $16.83/share representing a decrease of $1.70/share compares to 2018’s $18.53/share).

●        The Company experienced a bad year in 2018 with SJAP suffered operation losses exceeding $30 million due to the down-turn of the cattle industry in China coupled with the over spending on capital expenditure on Phase (1) of the Mega Farm Project which exceeded the original budget of US$50 million by more than 60% and the operation of AF4 (Production factory 1), the operation of AF5 (Production factory 2) and the open dams at the Mega Farm Project had a poor start and performed badly in 2018 suffering heavy losses such that by the first half of 2019, the Mega farm project had incurred debts over $4.5 million that really affected and tightened the Company’s cash-flow. At the same time, although the Company tried and worked extremely diligently to pursue some of the short term and long term loans the Company has been applying yet none of them was materialized enhancing the reason of why the Company had to issue over 20 million shares and 10 million shares to redeem part of its outstanding debts in 2019 and 2020 respectively.

●       There was no loan made during 2019.

●       The Company remains committed to minimize any further use of equity in helping to bridge finance its operations yet remains open to the use of equity whenever it serves the purpose of securing conventional financing and other purposes accretive to the Company and its shareholders.

●	Third Party Loans to Tri-way (related party) secured by shares of the Company:

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

As it was mentioned in the 10-K for the fiscal year ended 2018, the ITP loans (provided through the same third parties) were provided to Tri-way (“Borrower”) with the final agreement entered into on August 5, 2016; the loan proceeds having been incrementally received between July 15, 2016 through September 28, 2016 for a total net principal amount of $10,428,034 at interest free term collateralized by 2.66 million shares (inclusive all top-up shares) matures by 23, September 2019 that was extended to 23rd September 2021 under corresponding addendums dated 20th September 2019. When the loan principal amount will be fully repaid the collateralized shares will be returned to the Company. As of the date of this report, there is $2,103,000 outstanding in this ITP.

General terms of the loans, include:

a)	Tri-way Industries Limited (Tri-way) is the responsible party to cover loan principal, interest, closing and any other related loan costs.

b)	SIAF, on behalf of Tri-way, acts as “Security Provider” providing shares of common stock as collateral against the loans.

c)	SIAF’s only liability is contingent upon failure of Tri-way to repay the loan. Since the shares have not been sold, but strictly are utilized as security collateral, and, to date, have not incurred further liability to SIAF, the Company has recorded the Consideration (Face Value $13.9 million ; LTV $10.4 million) as Non-Current Assets, offset by the issuance of (collateral) shares, which are reported in our Qs and Ks, accordingly.

●	The Trade Facility secured by shares of the Company:

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

●	Shares issued as security were not issued for market trading, but as security against the loan required to be returned to SIAF upon full loan repayment by TPA, which, to date, has not incurred any liability to the Company.

As of December 31, 2018 there were a total of 5,708,312 shares (inclusive of top up shares) issued as collateral for the Trade Facility carrying an average value at $2.63/share, which still stands well above SIAF’s current market value.

TPA repaid $5,000,000 in Cash payment on December 19th 2018 to the Trade Facility Provider and agreed to have its facility face-value reduced to $20,000,000 and the net amount employed to $15,000,000. This amended arrangement was agreed to avoid further issuance of shares due to the current share price. As at December 31, 2019 PA has further reduced the net amount employed to $13 million and corresponding loan agreement was extended to December 31st 2021 caused and due to the Covid-19 situations.

●	Information related to Tri-way Industries Limited (The unconsolidated investee of the Company)

Some of the information listed below were reported in 10K 2018 and recapped for 2019

●	The disposal of JFD and Tri-way (The Carve-out exercise)

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

Amounts shown incorporate audited adjustments:	HK$	HK$	$ equivalent
Fair value of interest retained in Tri-way
(US$340,594,377 x 23.89%)		630,601,974		81,367,997
Less:
Amount recognized prior to divestment of Tri-way
Net asset of Tri-way	251,946,656		32,509,246
Non-controlling interest at divestment	-62,683,968		8,088,254
Controlled group assets divested		189,262,688		24,420,992
Gain on disposal (including master licensing fees)		441,339,286		56,947,005

Net controlled group assets disposed
($27,872,348 x 76.11%)		-144,047,832		-18,586,817
Gain on revaluation of retained interest
Fair value of interest retained in Tri-way		630,601,974		81,367,997
Portion of divested assets retained in Tri-way
($27,872,348 x 23.89%)		-45,214,856		-5,834,175
Gain on disposal (including master licensing fees)		441,339,286		56,947,005

●	Table X below shows the derivation of $/shares after the injection of farms’ assets

	Fair values of Injected farms' assets
	Inclusive respective indoor and open dams properties
US$1=RMB6.7	FF1	PF1	PF2	PF3	PF4
US$1=HK$7.7	AquaFarm(1)	Aqua Farm 2	Aqua farm 3	Aqua Farm 4	Aqua Farm 5	Master License	Total
In US$ equivalent	US$	US$	US$	US$	US$	US$	US$
The Chattels	8,787,115.6	4,199,237.9	21,338,881.5	33,609,047.1	-	-	67,934,282.1
The P&E	5,148,769.2	5,391,657.1	2,326,044.8	24,045,576.5	-	-	36,912,047.6
The Intellectual Properties	5,672,862.0	6,348,029.3	13,669,794.7	30,228,181.0	69,053,863.7	30,000,000.0	154,972,730.7
The Buildings	8,256,870.8	12,832,764.2	12,659,859.0	11,883,710.4	-	-	45,633,204.4
Immovable structures	5,672,862.0	9,897,263.4	9,080,438.4	8,597,279.9	1,894,268.2	-	35,142,111.9
Total values	33,538,479.5	38,668,951.9	59,075,018.4	108,363,794.9	70,948,132.0	30,000,000.0	340,594,376.7

	Equity shares of Tri-way Industrial Limited (HK)
		Par value	Share Capital		Value/share
	# of shares	HK$	HK$	US$ equivalent	HK$	US$ equivalent
Shares issued prior to Injection	10,000	1	10,000	1,299	1	0.13
Addition shares issued after injection	99,990,000	1	2,622,576,701	340,594,377
Total Issued shares	100,000,000	1	2,622,586,701	340,595,675	26.23	3.41

●	Relevant dates of the transactions:

1	18-AUG-2016	Execution of Investment Agreement (IA)
2	18-AUG-2016	Jiangman Fishery Development Co. Ltd (JFD) acquired 25% of Guangzhou Kangi Enterprize Management Co. Ltd such that JFD becomes 100% owned by Tri-way Industries Limited (HK) (Tri-way)
3	18-AUG-2016	Effective Date that Investors agreed to inject their respective assets and businesses into the Assets Recipient, JFD, at the exchange value described in the Investment Agreement.
4.	30-SEP-2016	SIAF assumed ownership of Tri-way’s original assets in exchange for its original investment in Tri-way, in conjunction with TRW/JFD’s exercise of other farm assets owned by other investors injected into it, as well.
5.	05-OCT-2016	Completion Date on which Tri-way, with JFD having assumed ownership of said farms’ assets (inclusive, all farms), allocated equitable allotments of shares to the Investors (or, their Nominees) in exchange for their injected farms’ assets.

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

●	The list of shareholders of record in Tri-way filed with Hong Kong Company Registrar:

Owner	Shares	%
Sino Agro Food (OTCQX:SIAF)	36,590,000	36,6%
Ample Rise Limited	1,650,000	1.6%
Fortune Legend Investments Limited	2,750,000	2,8%
Sino Agro Food (HK) Limited	31,998,572	32%
Good Sea Limited	4,250,000	4,3%
Green & Natural Limited	3,250,000	3,3%
Lucky Shine Development Limited	2,750,000	2,8%
Yongfeng Agricultural Investment Co	4,180,068	4,2%
The Business Advocate	4,521,360	4,5%
Fine Happy Limited	2,750,000	2,8%
Flying Cristal Limited	4,200,000	4,2%
Mr. Arne Fredly and Heng Ren Sild Roads

Mr. Arne Fredly and Heng Ren Sild Roads	1,100,000	1.1

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

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	77	CEO, Interim CFO and Chairman of the Board
Tan Poay Teik	61	Chief Marketing Officer and Director
Chen Bor Hann	55	Secretary and Director
Colanukuduru Ravindran Muson Cheung	63 48	Independent Director Independent Director

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

Muson Cheung. Mr. Cheung’s high credential is including Doctor of Business and Administration and Master of Finance, over 10 years experiences as lecturer of tertiary education responsible for risk and security management and investment and he has more than 15 years of experiences in financial markets, was the pioneer of and is a director in MC Financial Services Limited, and was the vise-president of Tiger Securities Asset Management Limited and holder of Security Broker License (Hong Kong Stock Exchange).

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

Our Compensation Committee currently consists of Mr. Muson Cheung. The Board has determined that:

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

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lee Yip Kun Solomon	2018	336,000	0	0	0	0	0	336,000
Chief Executive Officer	2019	336,000	0	0	0	0	0	336,000
Tan Paoy Teik	2018	174,000	0	0	0	0	0	174,000
Chief Marketing Officer	2019	174,000	0	0	0	0	0	174,000
Chen Bor Hann	2018	60,000	0	0	0	0	0	60,000
Secretary	2019	60,000	0	0	0	0	0	60,000

Summary Equity Awards or payments for remuneration

There has been no equity incentive award made to any of our executive officers as of our fiscal year ended December 31, 2018 and 2019.

Employment Agreements

Lee Yip Kun Solomon. On December 29, 2018, we renewed the three-year employment agreement effective and continuing as of January 1, 2022 with Lee Yip Kun Solomon, our Chief Executive Officer and President (the “Lee Agreement”). Pursuant to the Lee Agreement, Mr. Lee is entitled to an annual base salary of $336,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (X) = $336,000 / $ / share ($Y) at time of settlement). Such shares have not been issued to Mr. Lee. Mr. Lee shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Lee Agreement provides for Mr. Lee to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Lee Agreement also includes confidentiality obligations to which Mr. Lee must adhere.

Tan Paoy Teik. On December 29, 2018, we renewed the three-year employment agreement effective and continuing as of January 1, 2022 with Tan Paoy Teik, our Chief Marketing Officer (the “Tan Agreement”). Pursuant to the Tan Agreement, Mr. Tan is entitled to an annual base salary of $174,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (T) = $174,000 / $ / share ($Y) at time of settlement). Such shares have not been issued to Mr. Tan. Mr. Tan shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Tan Agreement provides for Mr. Tan to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Tan Agreement also includes confidentiality obligations to which Mr. Tan must adhere.

Chen Bor Hann. On December 29, 2018, we renewed the three-year employment agreement effective and continuing as of January 1, 2022 with Chen Bor Hann, our Secretary (the “Hann Agreement”). Pursuant to the Hann Agreement, Mr. Hann is entitled to an annual base salary of $60,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (W) = $60,000 / $ / share ($Y) at time of settlement). Such shares have not been issued to Mr. Hann. Mr. Hann shal1 also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Hann Agreement provides for Mr. Hann to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Hann Agreement also includes confidentiality obligations to which Mr. Hann must adhere.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 49,963,607 issued and outstanding shares of common stock as of December 31, 2019 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or Company known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Name and address	Shares of Common Stock	Percent of Common Stock	Shares of Series A Preferred Stock	Percent of Series A Preferred Stock	Percent of Capital Stock (1)
Directors and Officers (2):
Lee Yip Kun Solomon	2,459,697	4.93%	75	75%	60.99%
Tan Poay Teik	220,000	*	20	20%	16.09%
Chen Bor Hann	82,787	*	5	5%	4.03%
Anthony Soh	14,887	*	- - -	0	*
Colanukuduru Ravindran	- - -	*

All Officers and Directors as a Company (5 persons)	2,777,371	5.57%	100	100%	81.11%

5% or Greater Beneficial Owners
Nordnet Pensionsförsäkring AB	4,642,283	9.31%	- - -	0	1.86%
Forsakringsaktiebolaget Avanza Pension	4,561,382	9.15%	- - -	0	1.83%
Iliad Research & Trading, LP (3)	4,736,292	8.67%	- - -	0	1.86%
Garrett R. D’Alessandro	2,821,458	5.66%	- - -	0	1.13%

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

(3)            We believe, based on a Schedule 13G filed with the SEC on January 4, 2019, that the reporting person Iliad Management, LLC is the General Partner of reporting person Iliad. Iliad has rights, under a convertible promissory note, to own an aggregate number of shares of our common stock which, except for a contractual cap on the amount of outstanding shares that Iliad may own, would exceed such a cap. Iliad's current ownership in % of common stocks is 5.47% after the equivalent of US$200,000.00 in cash and / or shares for repayments during year 2019. Thus, the number of shares of our common stock beneficially owned by Iliad as of 31st December 2019, was 2,736,292 shares, which is 5.47% of the 49,963,607shares outstanding on December 31, 2019.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2017, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	The weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation Plans approved by Security holders	1,000,000	-	1,000,000

Equity compensation Plans not approved By security holders	None	-	None
Total	1,000,000		1,000,000

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 2019, the Company was indebted to Mr. Lee in the amount of $1,165,621, and on December 31, 2018 is indebted to Mr. Lee in the amount of $2,046,499. The amounts are unsecured, interest free and have no fixed term of repayment.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Principal Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants Zhen Hui CPA (“ZHCPA”) for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

ZHCPA	2018	$170,000
NO AUDITOR (DUE TO COVID-19)	2019 (Provision)	$180,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

ZHCPA	2018	$24,000
NO AUDITOR (DUE TO COVID-19)	2019 (provision)	$24,000

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements

See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit No.	Exhibit Description
2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement - Tri-way selling equity interest in TianQuan Science. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents: Capital Award, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents: Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents: Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents: Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws. Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

3.16	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

3.17	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 10, 2014 as Exhibit 3.1 thereto.

3.18	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Foods, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2012 as Exhibit 3.1 thereto.

4.7	Amended and Restated Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

4.8	Promissory Note dated August 29, 2014. Incorporated herein by reference to the Current Report on Form 8-K filed on September 5, 2014 as Exhibit 4.1 thereto.

4.9	Certificate of Amendment to Certificate of Designation of the Series B Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.2 thereto.

14	Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013 as Exhibit 14 thereto.

21	List of subsidiaries. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 21 thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 .INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

ITEM 16.	FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

December 31, 2020	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 31, 2020	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

December 31, 2020	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

December 31, 2020	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary

December 31, 2020	By:	/s/ MUSON CHEUNG
Muson Cheung Director

December 31, 2020	By:	/s/ COLANUKUDURU RAVINDRAN
Colanukuduru Ravindran Director

SINO AGRO FOOD, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

There is no report from any independent registered public accounting firm for this 2019 financial report due to the Covid-19 events prevented our Hong Kong based auditor to be in China to do inspection at sites and verification of our China operations.

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	Note	2019	2018
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	5	$185,895	$4,950,799
Inventories	6	-	54,582,241
Costs and estimated earnings in excess of billings on uncompleted contracts	18	250,828	250,828
Deposits and prepayments	7	30,130,940	52,241,190
Accounts receivable, net of allowance for doubtful accounts	8	98,528,589	101,652,131
Other receivables	9	95,565,377	28,307,526
Total current assets		224,661,629	241,984,715
Non-current assets
Plant and equipment, net of accumulated depreciation	10	103,064,238	230,645,659
Construction in progress	11	-	12,515,527
Land use rights, net of accumulated amortization	12	51,032,928	53,814,281
Total non-current assets		154,097,166	296,975,467
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	7,067,753	8,937,071
Interest in unconsolidated investees	15	249,344,711	207,074,626
Temporary deposits paid to entities for investments in Sino joint venture companies	16	17,507,626	34,905,960
Total other assets		274,645,030	251,642,597

Total assets		$653,403,825	$790,602,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$2,590,637	$8,280,358
Billings in excess of costs and estimated earnings on uncompleted contracts	18	5,386,711	5,348,293
Due to a director		1,165,621	2,046,499
Other payables	19	35,362,580	42,523,811
Borrowings - Short term bank loan	20	-	4,589,828
Derivative liability	21	-	2,100
Convertible note payable	21	-	3,894,978
		44,505,549	66,685,867

Non-current liabilities
Other payables	19	7,151,762	7,792,774
Borrowings - Long term debts and bank loan	20	-	5,536,938
		7,151,762	13,329,712

Commitments and contingencies			-

Stockholders’ equity
Common stock: $0.001 par value (50,000,000 shares authorized, 51,576,085 and 49,866,174 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	22	51,576	49,866
Additional paid - in capital		133,575,810	181,501,056
Retained earnings		448,469,577	458,811,844
Accumulated other comprehensive income		(59,011,769)	(10,415,786)
Treasury stock		(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		521,835,194	628,696,980
Non - controlling interest		79,911,320	81,890,220
Total stockholders’ equity		601,746,514	710,587,200
Total liabilities and stockholders’ equity		$653,403,825	$790,602,779

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	2019	2018
Revenue
- Sale of goods	$133,879,067	$130,543,170
- Consulting and service income from development contracts	1,719,247	11,127,393
	135,598,314	141,670,563
Cost of goods sold	(113,401,961)	(110,967,348)
Cost of services	(1,590,017)	(9,051,408)

Gross profit	20,606,336	21,651,807
General and administrative expenses	(13,451,761)	(15,595,032)
Net income from operations	7,154,575	6,056,775
Other income (expenses)

Government grant	739,283	649,095
Sharee of income from unconsolidated equity investee	7,537,498	14,251,264
Impairment losses	(3,834,658)
Other income	-	56,672
Non-operating expenses	(22,598,607)	(4,609,253)
Interest expense	(403,668)	(600,519)
Net income (expenses)	(18,560,152)	9,747,259

Net income before income taxes	(11,405,577)	15,804,034
Provision for income taxes

Net income	(11,405,577)	15,804,034
Less: Net (income) loss attributable to non - controlling interest	1,063,310	1,519,303
Net income attributable to Sino Agro Food Inc. and subsidiaries	(10,342,267)	17,323,337
Other comprehensive income (loss) - Foreign currency translation gain (loss)	3,416,381	(14,555,377)
Comprehensive income	(6,925,886)	2,767,960
Less: Other comprehensive (income) loss attributable to non - controlling interest	915,590	1,793,417

Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	$(6,010,296)	4,561,377

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	$(0.21)	0.46
Diluted	$(0.21)	0.46

Weighted average number of shares outstanding:

Basic	49,963,607	37,336,164
Diluted	49,963,607	37,336,164

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Series A Preferred stock		Series B Convertible Preferred stock		Series F Non Convertible Preferred stock
	Par value $0.001		Par value $0.001		Par value $0.001		Par value $0.001
	Number of shares	Nominal Amount	Number of shares	Nominal Amount	Number of shares	Nominal Amount	Number of shares	Nominal Amount
		$		$		$		$
Balance as of January 1, 2018	29,362,875	29,363	100	-	-	-	-	-
Issue of common stock
- Employees’ and professional compensation	16,567,860	16,568	-	-	-	-	-	-
- As security for finance raised	3,935,439	3,935	-	-	-	-	-	-
Net income for the year
Deemed disposal of subsidiaries	-	-	-	-	-	-	-	-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2018	49,866,174	49,866	100	-	-	-	-	-
Issue of common stock
- Employees’ and professional compensation	-	-	-	-	-	-	-	-
- As security for finance raised	-	-	-	-	-	-	-	-
Redemption of debts	1,709,911	1,710						-
Foreign currency translation difference	-	-	-	-	-	-	-	-
Balance as of December 31, 2019	51,576,085	51,576	100	-	-	-	-	-

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Number of shares	Stock Amount	Additional paid - in capital	Retained earnings	Accumulated other comprehensive income	Non - controlling interest	Total
		$	$	$	$	$	$
Balance as of January 1, 2018	(101,010)	(1,250,000)	169,743,640	441,488,507	2,346,174	85,202,940	697,560,624
Issue of common stock
- Employees’ and professional compensation	-	-	10,283,322	-	-	-	10,299,890
- As security for finance raised	-	-	1,474,094	-	-	-	1,478,029
Net loss for the year				17,323,337		(1,519,303)	15,804,034
Foreign currency translation difference	-	-	-	-	(12,761,960)	(1,793,417)	(14,555,377)
Balance as of December 31, 2018	(101,010)	(1,250,000)	181,501,056	458,811,844	(10,415,786)	81,890,220	710,587,200
Issue of common stock
- Employees’ compensation	-	-	505,283	-	-	-	506,993
- Adjustment in Triway		-	(48,430,529)	-	-	-	(48,430,529)
- As security for finance raised	-	-	-	-	-	-	0
Net income for the year			-	(10,342,267)		(1,063,310)	(11,405,577)
Foreign currency translation difference	-	-	-	-	(48,595,983)	(915,590)	(49,511,573)
Balance as of December 31, 2019	(101,010)	(1,250,000)	133,575,810	448,469,577	(59,011,769)	79,911,320	601,746,514

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018

Cash flows from operating activities
Net income (loss) for the year	$(11,405,577)	$15,804,034
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	5,272,630	13,080,991
Amortization	2,038,612	2,270,012
Gain on deemed disposal of subsidiaries		-
Loss on disposal from a variable interest entity		-
Share based compensation costs	643,457	2,308,869
Other amortized cost arising from convertible notes and others		-
Impairment on long outstanding receivables and prepayments		-
Impairment on interests in unconsolidated investees		-
Change in fair value of a derivative liability		-
Bad debts written off		-
Gain on disposal		-
Loss on restructuring		-
Share of unconsolidated equity investee	(7,537,498)	(14,251,264)
Changes in operating assets and liabilities:
Decrease in inventories	54,582,241	(1,953,294)
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts	-	998,359
Increase in deposits and prepaid expenses	22,110,250	15,429,559
(Decrease) increase in due to a director	(883,135)	1,939,425
Increas e/(decrease) in accounts payable and accrued expenses	(5,689,721)	5,203,787
Increase in other payables	(7,161,231)	6,577,152
Decrease (increase) in accounts receivable	3,123,542	(18,680,713)
(Decrease) increase in tax payable	-	-
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	38,418	(391,772)
Decrease in other receivables	(67,257,850)	(7,627,048)
Increase in interests in unconsolidated investees	18,912,494	(532,821)
Net cash provided by operating activities	6,786,6320	20,175,276
Cash flows from investing activities
Acquisition of plant, property and equipment	(351,204)	(7,072,692)
Payment for construction in progress	(11,155,410)	(6,755,327)
Proceed from disposal of a long term investee	-	-
Proceed from disposal of plant, property and equipment	-	-
Net cash used in investing activities	(11,506,614)	(13,828,019)
Cash flows from financing activities
-Proceeds from convertible bond payable	-	-
Capital contribution from non-controlEng interest	-	-
Proceeds from short term debts	-	4,533,777
Long term debts repaid	(73,741)	(75,563)
Short term bank loan repaid	-	(4,533,777)
Net cash provided by financing activities	(73,741)	(75,563)
Effects on exchange rate changes on cash	28,819	(1,880,938)

(Decrease)/increase in cash and cash equivalents	(4,764,904)	4,390,756
Cash and cash equivalents, beginning of year	4,950,799	560,043
Cash and cash equivalents, end of year	185,895	$4,950,799

Supplementary disclosures of cash flow inforniation:
Cash paid for interest	388,306	$561,176
Cash paid for income taxes	-	$-
Non - cash transactions
Common stock issued as security for finance raised	-	$1,478,029
Common stock issued for services and compensation	32,973	$10,299,890
Transfer construction in progress to property and equipment	12,885,923	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On September 9, 2010, an application was submitted by the Company to the Companies Registry of Hong Kong for deregistration of PMH under Section 291AA of the Hong Kong Companies Ordinance. On January 28, 2011, PMH was dissolved

On March 23, 2018, Qinghai Quanwang Investment Management Company Limited (“Quanwang”) acquired 8.3% equity interest in SJAP for total cash consideration of $459,137. As of December 31, 2019, APWAM owned 41.25% of SJAP, Garwor owned 50.45% and Quanwang owned the remaining 8.3%.

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

On February 28, 2011, TRW applied to form a corporate joint venture, Enping City Bi Tao A Power Fishery Development Co., Limited (“EBAPFD”), incorporated in the PRC. TRW owned a 25% equity interest in EBAPFD. On November 17, 2011, TRW formed Jiang Men City A Power Fishery Development Co., Limited (“JFD”) in which it acquired a 25% equity interest, while withdrawing its 25% equity interest in EBAPFD. As of December 31, 2011, the Company had invested for total cash consideration of $1,258,607 in JFD. JFD operates an indoor fish farm. On January 1, 2012, the Company acquired an additional 25% equity interest in JFD for total cash consideration of $1,662,365. As of January 1, 2012, the Company had consolidated the assets and operations of JFD. On April 1, 2012, the Company acquired an additional 25% equity interest in JFD for the total cash consideration of $1,702,580. These acquisitions were at our option according the terms of the original development agreement. The Company owned a 75% equity interest in JFD, representing majority of voting rights and controls its board of directors. On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2018. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended 31 December 2016. On October 1, 2016, the Company took up all assets and all liabilities of TRW and JFD except plant and equipment - fish farm. The Company converted the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2018, which resulted in equity interest in TRW from 23.89% to 36.60%

On April 15, 2011, MEIJI applied to form Enping City A Power Cattle Farm Co., Limited (“ECF”), all of which the Company would indirectly own a 25% equity interest on November 17, 2011. On January 1, 2012, the Company had invested $1,076,489 in ECF and the amount was settled in contra against accounts receivable due from ECF. On September 17, 2012 MEIJI formed Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”) and acquired additional 50% equity interest for the total cash consideration of $2,944,176 on September 30, 2012 while withdrawing its 25% equity interest in ECF. This acquisition was at our option according to the terms of the original development agreement. The Company presently owns 75% equity interest in JHMC, representing majority of voting right and controls its board of directors. As of September 30, 2012, the Company had consolidated the assets and operations of JHMC. As of December 31, 2018, MEIJI total investment in JHMC was $4,385,101.

On July 18, 2011, the Company formed Hunan Shenghua A Power Agriculture Co., Limited (“HSA”), in which the Company owns a 26% equity interest, and SJAP owns a 50% equity interest with the Chinese partner owning the remaining 24%. On April 5, 2018, SJAP transfer all of its equity interest to MEIJI. As of December 31, 2018, MEIJI total investment in HSA was $1,651,774.

On November 12, 2013, the Company acquired a shell company, Goldcup9203 AB, incorporated in Sweden, in which the Company owns a 100% equity interest. Goldcup 9203 AB changed its name to Sino Agro Food Sweden AB (publ) (“SAFS”). During the year ended December 31, 2016, SAFS changed to a private company. As of December 31, 2018, the Company invested $77,664 in SAFS. The Company delisted from Merkur Market on 10th September 2019, and subsequently by 31st December 2019 SAFS was dissolved.

SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”) , with SJAP would owning 100% equity interest. SJAP formed Qinghai Zhong He Meat Products Co., Limited (“QZH”), with SJAP would owning 100% equity interest. On October 25, 2015, both QZH and new stockholder, Qinghai Quanwang Investment Management Co., Ltd (“QQI”) contributed additional capital of $4,157,682 and $769,941, respectively. As a result, SJAP decreased its equity interest from 100% to 85% and QQI owned a 14% equity interest. In addition, according to investment agreement between QZH and QQI, (i) QQI only enjoy interest 6% annually on its capital contribution and did not enjoy profit distribution; (ii) investment period was 3 years only, and (iii) SJAP shared 100% on profit or loss after deduction 6% interest to QQI and enjoyed 100% voting rights of QZH’s board and stockholders meetings. SJAP disposed its 85% equity interest in QZH for RMB2 (equivalent to $0) for cash and completed on December 30, 2018. As a result, QZH was derecognized as variable interest entity of the company. On September 30th 2019, Mr. Solomon Lee resigned as the Chairman of SJAP resulting in categorization of SJAP as an Investor in Associate from a subsidiary status.

Up until September 30th 2019, revenues have been generated from activities that the Company divided into five stand-alone business divisions or units: (1) Fishery development (in consulting and services), (2) Cattle & Beef (fully integrated activity), (3) Organic Fertilizer, (4) HU Plantation, and (5) Marketing and Trading.

The fully integrated Cattle and Beef business was gradually being scaled down from year 2016 onward after the China Government relaxed its importation policies to allow many countries (i.e. Australia, NZ, Countries of South America and Canada etc.) to import beef into China affecting its domestic cattle rearing and beef industry. SJAP lost in excessive of US$30 million by year ended December 31st 2017 and by June 30th 2019, it reduced its large fully integrated activity into a small operation keeping and maintaining the production of fertilizer at less than 8,000 MT per year comparing to over 35,000 MT per year in 2015 and the production of concentrated live-stock feed at less than 3000 MT per year compares to over 15,000 MT in 2016 and fattening less than 1500 heads of live cattle at its own farm compares to 2015’s around 25,000 heads of live cattle reared and fattening by 20 corporative farms that consisted over 2,000 individual farmers collectively. From 1st October 2019 onward, SJAP contracted the said small maintaining operation to its existing management.

The Company currently maintains operations of its services in engineering consulting and specializing in the development of agriculture and aquaculture projects whereas operations of its HU Plantation, Asian “Yellow cattle” demonstration farm, and HSA’s manufacturing of fertilizer were contracted out to their respective farm’s management since 30th September 2019.

The Company is now the investor in two Associates originated from subsidiary status namely SJAP and Tri-way; whereas Tri-way is in the aquaculture segment contracting out it’s aqua-farms’ operations (inclusive Aqua-farm 1, 2 and 3 & b) to respective farm’s managements and JFD, it’s fully owned subsidiary in China, has the sole right to market and distribute the said Aqua-farms’ productions by buying from and selling all fishery productions of the said contracted aqua-farms. Operation of Aqua-farm 4 and 5 of the Zhongshen Mega Farm Development ceased since September 30th 2019 failing the Company’s original ambition to become one of the biggest prawn producers in the world by year end of 2024.

Therefore from 1st October 2019 onward, Revenues of the Company are generated from (i). Incomes derived from CA’s Engineering Consulting and services, (ii). Incomes derived from the contractual agreements of JHST, MEIJI and HSA, (iii). CA’s (or the Corporate) marketing and Trading business and (iv). Incomes generated from its investments in SJAP and Tri-way.

The Company’s principal executive office is located at Room 3801, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest*	Principal activities
Capital Award Inc. (“CA”)	Belize	100% (2019: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Hero Inc. (“CS”)	Belize	100%(2019:100%)indirectly	Dormant Capital HeroInc.

(“CH”)Capital Stage Inc. (CH)	Belize	100% (2019: 100%) indirectly	Dormant Capital Stage Inc.(CS)

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	100% (2019: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

Sino Agro Food Sweden AB (“SAFS”).	Sweden	100% (2019 : 100%) directly	Dormant: Dissolved 31st December

A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	100% (2019: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	75% (2019: 75%) Indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	75% (2019:75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	76% (2019:76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of associate (investee)	Place of incorporation	Percentage of interest*	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	41.25% (2019: 41.25%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle

Tri-way Industries Limited	Hong Kong, P.R.C.	36.6% (2019: 36.6%) directly	A-Power Technology license (P.R.C.)
Sales and marketing of fishery production& products.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

Revenues from the Company’s consulting and services under development contracts are performed under fixed-price contracts. Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Under the percentage-of- completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the contract term. The percentage of costs incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $156,103 and $26,129 for the years ended December 31, 2019 and 2018, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $956,056, and $1,541,484 for the years ended December 31, 2019 and 2018, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $855,167 and $453, 378 for the years ended December 31, 2019 and 2018, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $ 14,747,757 as of December 31, 2019 and $10,415,786 as of December 31, 2019. The balance sheet amounts with the exception of equity as of December 31, 2019 and December 31, 2019 were translated using an exchange rate of RMB 6.98 to $1.00 and RMB RMB 6.86 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2019 and 2018 were RMB 6.87 to $1.00 and RMB 6.61to $1.00, respectively.

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

The Company’s operations are carried out in the P.R.C. Accordingly, the political, economic and legal environment in the P.R.C. may influence the Company’s business, financial condition and results of operations by the general state of the P.R.C.’s economy. The Company’s operations in the P.R.C. are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti- inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

2.28	CONCENTRATION OF CREDIT RISK

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of December 31, 2019 and 2018 amounted to $185,895 and $4,950,799, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	2019	2018
Customer A	32.30%	31.65%
Customer B	25.17%	21.33%
Customer C	16.54%	16.68%
Customer D	6.08%
Customer E	-	7.85%
Customer F	3.62%	5.68%
	83.71%	83.19%

		Percentage of revenue	Amount
Customer A	Corporate Division	32.30%	$43,798,678
Customer B	Cattle Farm Development and HU Plantation Division	25.17%	$34,062,095
Customer C	Corporate Division	16.54%	$22,433,555

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	2019	2018
Customer A	39.91%	12.76%
Customer B	16.11%	9.67%
Customer C	14.66%	10.05%
Customer D	11.66%	59.81%
Customer E	8.43%	1.8%
Customer F		-%
	90.77%	94.09%

As of December 31, 2019, amounts due from customers A, B and C are $39,321,639, $15,871,509 and $14,446, 680 respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2019 and 2018, the Company determined no impairment losses were necessary.

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

For the years ended December 31, 2019 and 2018, basic earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $(0.21), and $0.46, respectively. For the years ended December 31, 2019 and 2018, diluted earnings (loss) per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $(0.21), and $0.46, respectively.

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

The Company has adopted both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non - Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non- employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.34	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10- 35-37 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial instruments consist principally of cash, accounts receivable, Deposits and prepayments, accounts payable and accrued expenses, other payables, due to a director and income tax payables. The carrying amounts of such financial instruments in the accompanying condensed consolidated balance sheet approximate their fair values due to their relatively short-term nature. The Company’s long-term borrowing, promissory notes and convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2019. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

Certain balances have been reclassified in the December 31, 2018 consolidated balance sheet and the consolidated statement of cash flows on a basis consistent with the financial statements as of and for the year ended December 31, 2019.

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

	2019
			Organic Fertilizer
	Fishery Development	HU Plantation	and Bread Grass	Cattle Farm Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total
Revenue	$1,719,247	4,585,603	26,870,196	36,191,035	66,232,233	$135,598,314

Net income (loss)	$(15,636,840)	(1,963,012)	(3,630,581)	(2,276,309)	13,164,475	$(10,342,267)

Total assets	$62,172,772	47,355,810	103,086,572	84,962,290	355,826,381	$653,403,825

	2018
			Organic Fertilizer
	Fishery Development	HU Plantation	and Bread Grass	Cattle Farm Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total
Revenue	$11,127,393	$3,617,249	$28,909,768	$29,558,983	$68,457,170	$141,670,563

Net income (loss)	$1,567,429	$(3,3037,306)	$(280,356)	$3,491,893	$15,581,677	$17,323,337

Total assets	$87,129117	$43,484,157	$327,374,461	$42,288,332	$290,326,712	$790,602,779

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Note

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”). On December 30, 2018 QZH was disposed to third party and derecognized as variable interest entity on the same date.

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	2019
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total
Name of entity Sale of goods Capital Award, Inc. (CA)						-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")		4,585,603				4,585,603
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")			11,286,153			11,286,153
Hunan Shenghua A Power Agriculture Co., Limited ("HSA")			15,584,043			15,584,043
Macau Eiji Company Limited ("MEIJI")				36,191,035		36,191,035
Sino Agro Food, Inc. ("SIAF")					66,232,233	66,232,233
Consulting and service income for development contracts Capital Award, Inc. (CA”)	1,719,247
						-
	1,719,247	4,585,603	26,870,196	36,191,035	66,232,233	135,598,314

Further analysis of revenue:-

	2018
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division(4)	Corporate and others(5)	Total
Name of entity Sale of goods Capital Award, Inc. (CA)	$-	$-	$-	$-	$-	$-
Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited ("JHST")	-	3,617,249	-	-	-	3,617,249
Hunan Shenghua A Power Agriculture Co., Limited ("HSA")	-	-	9,671,330	-	-	9,671,330
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")	-	-	19,238,438	-	-	19,238,4383
Macau Eiji Company Limited ("MEIJI")	-	-	-	29,558,983	-	29,558,983
Sino Agro Food, Inc. (SIAF)	-	-	-	-	68,457,170	68,457,170
Consulting and service income for development contracts Capital Award, Inc. (“CA”)	11,127,393	-	-	-	-	11,127,393

	$11,127,393	$3,617,249	$28,909,768	$29,558,983	$68,457,170	$141,670,563

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION

Further analysis of cost of goods sold and cost of services:- COST

	2019
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total
Name of entity Sale of goods
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")		3,718,225				3,718,225
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")			8,262,804			8,262,804
Hunan Shenghua A Power Agriculture Co., Limited ("HSA")			13,271,460			13,271,460
Macau Eiji Company Limited ("MEIJI")				29,284,786		29,284,786
Sino Agro Food, Inc. (SIAF)					58,864,686	58,864,686
Consulting and service income for development contracts Capital Award, Inc. (“CA”)	1,590,017
	1,590,017	3,718,225	21,534,264	29,284,786	58,864,686	113,401,961

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SEGMENT INFORMATION (CONTINUED)

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

As of December 31, 2019, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements of SIAF, JHST, JHMC, HSA, and SJAP since they are exempt from EIT for the years ended December 31, 2019 and 2018 as they are within the agriculture, and cattle sectors.

No EIT has been provided in the financial statements of QZH since they are exempt from EIT for the period ended December 30, 2018 (date of de- recognition QZH as subsidiary) and as it is within the cattle sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the years ended December 31, 2019 and 2018.

Sweden

Sweden Corporate income tax has been provided at 22% on reported profit for the year ended December 31, 2019 and 2018 in the consolidated financial statements of SAFS.

No deferred tax assets and liabilities are of December 31, 2019 and 2018 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	2019		2018
SIAF		$-	$-
SAFS
CA, CH and CS
MEIJI and APWAM
JHST, JHMC, SJAP, QZH and HSA
	$

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2019 and 2018. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET LOSS FROM DISPOSAL OF A VARIABLE INTEREST ENTITY

As of December 31, 2016, the SJAP’s total investment in QZH was $4,645,489. During the period ended December 30, 2018, QZH incurred a loss of $30,682,576. SJAP disposed its entire 85% equity interest in QZH for RMB2 (equivalent to $0) for cash and completed on December 30, 2018. As a result, QZH was derecognized as VIE of the company.

(a)	Net loss from disposal of a variable interest entity, QZH

Cash and cash equivalents	$17,060
Inventories	4,567,530
Prepayments	2,692,571
Accounts receivables	16,403,731
Other receivables	1,855,971
Plant and equipment	3,888,987
Intangible assets	2,870
29,428,720
Less: Accounts payable	(7,140,439)
Other payables	(5,811,425)
Short term borrowings	(1,530,456)
Non-controlling interests	(5,082,410)
Accumulated exchange difference	(498,347)
Net assets and liabilities disposed as of December 30, 2018	$9,365,643

Satisfied by:
Cash consideration	$-

(b)	Net cash outflow from disposal of a variable interest entity, QZH

2018
Cash and cash equivalents disposed of	$(17,060)
Net cash outflow disposal of a variable interest entity, QZH	$(17,060)

7.	CASH AND CASH EQUIVALENTS

	2019	2018
Cash and bank balances	$185,895	$4,950,799

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

As of December 31, 2019, inventories are as follows:

	2019	2018
Bread grass		$744,378
Beef cattle		11,561,117
Organic fertilizer		14,266,923
Forage for cattle and consumable		7,252,280
Raw materials for bread grass and organic fertilizer		18,885,258
Immature seeds		1,872,285
	-	$54,582,241

9.	DEPOSITS AND PREPAYMENTS

	2019	2018
Deposits for
- purchases of equipment	2,037,425	$2,158,867
- acquisition of land use rights	-	174,851
- inventories purchases	1,059,543	16,921,188
- construction in progress	-	4,789,035
- issue of shares as collateral	24,402,175	24,928,324
Shares issued for employee compensation and overseas professional and bond interest	-	643,457
Others	2,631,797	2,625,468
	30,130,940	$52,241,190

10.	ACCOUNTS RECEIVABLE

All accounts receivable are reflected as a current asset and no allowance for bad debt of December 31, 2019 and 2018, respectively.

Aging analysis of accounts receivable is as follows:

	2019	2018
0 - 30 days	9,746,096	$7,447,269
31 - 90 days	40,452,553	22,684,605
91 - 120 days	3,938,695	16,456,895
over 120 days and less than 1 year	5,777,425	11,773,454
over 1 year	38,613,820	43,289,908
	98,528,589	$101,652,131

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER RECEIVABLES

	2019	2018
Advanced to employees	$255,174	$561,330
Advanced to suppliers	2,543,541	3,831,926
Advanced to customers	14,131,956	14,114,249
Advanced to developers	-	453,155
Advanced to SJAP	76,404,954	-
Others	2,229,752	9,346,866
	$95,565,377	$28,307,526

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

12.	PLANT AND EQUIPMENT

	2019	2018
Plant and machinery	$9,652,132.00	$5,299,631.00
Structure and leasehold improvements	90,615,323.00	200,734,812.00
Mature seeds and herbage cultivation	17,752,012.00	54,643,255.00
Furniture and equipment	2,613,172.00	695,461.00
Motor vehicles	3,241,556.00	590,416.00
	123,874,195.00	261,963,575.00

Less: Accumulated depreciation	20,809,957.00	31,317,916.00
Net carrying amount	$103,064,238.00	$230,645,659.00

Depreciation expenses were $5, 272, 630, $13,080,991 for the years ended December 31, 2019, and 2018, respectively

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	CONSTRUCTION IN PROGRESS

	2019		2018
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA		$-	$7,285
- Oven room, road for production of dried flowers		-	-
- Organic fertilizer and bread grass production plant and office building		-	6,484,045
- Rangeland for beef cattle and office building		-	6,024,197
- Fish pond and breeding factory		-	-
	$		$12,515,527

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	LAND USE RIGHTS

	2019	2018
Cost	$64,392,689	$65,779,178
Less: Accumulated amortization	(13,359,761)	(11,964,897)
Net carrying amount	$51,032,928	$53,814,281

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights were $1,553,073 and $1,686,879 for the years ended December 31, 2019 and 2018, respectively. No impairment of land use right has been identified for the years ended December 31, 2019 and 2018.

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

	2019	2018
Goodwill from acquisition	$729,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

16.	PROPRIETARY TECHNOLOGIES

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

	2019	2018
Cost	9,232,228	$11,113,267
Less: Accumulated amortization	(2,164,475)	(2,176,196)
Net carrying amount	7,067,753	$8,937,071

Amortization of proprietary technologies was $485,539 and $583,133 for the years ended December 31, 2019 and 2018 respectively. No impairments of proprietary technologies have been identified for the years ended December 31, 2019 and 2018

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

On August 15, 2016, the acquisition agreement was executed by TRW for acquiring the other 25% equity in JFD which was a Sino Foreign Joint Venture Co. that TRW had 100% equity interest with effect on October 5, 2016. Upon the acquisitions of 3 additional prawn farms assets at fair value of $238.32 million from respective third parties and the master technology license at fair value of $30 million from Capital Award, Inc. by JFD, and the consideration of the above acquisitions were planned to be settled by the new issue shares of 99,990,000 TRW shares at $3.41 amounting to $340.53 million on or before March 31, 2018. As a result, SIAF’s equity interest in TRW was diluted from 100% to 23.89% with effective on October 5, 2016. The above transactions leaded the Company loss of control over TRW group, the Company’s investments in TRW and JFD were reclassified from a subsidiary to investments in unconsolidated equity investees as of October 5, 2016. The dilution of the Company’s investments in TRW group constituted a deemed disposal of the subsidiaries. The deemed gain on disposal of $56,947,005 was recorded in net income from discontinued operations of the consolidated statements of income and other comprehensive income of the Company for the year ended December 31, 2016. The Company converted the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2018, which resulted in equity interest in TRW from 23.89% to 36.60%

On May 6, 2016, SJAP invested in 30% equity interest in Guangzhou Horan Taita Information Technology Co., Limited (“HTIT”), a company incorporated in P.R.C. for RMB1,000,000. Impairment were $nil and $153,046 for the years ended December 31, 2019 and 2018, respectively.

		2019	2018
Investments at cost	$		$
- TRW		149,720,418	149,720,418
- SJAP		40,211,202	-
Amount due from a consolidated equity investee - TRW		59,413,091	57,354,208
		249,344,711	$207,074,626

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended unincorporated	Projects
Investee	Engaged	2019	2018
A	Trade center	*12,000,000	$12,000,000
B	Fish and prawn Farm 2 GaoQiqiang Aquaculture	*	17,403,959
C	Cattle farm 2	*5,507,626	5,502,001
		$17,507,626	$34,905,960

The Company made temporary deposits paid to entities for equity investments in future Sino Joint Venture companies (“SJVCs”) engaged in projects development of trade and seafood centers, fish, prawns and cattle farms. Such temporary deposits represented as deposits of the respective consideration required for the purchase of equity stakes of respective future SJVCs. The amounts were classified as temporary because legal procedures of formation of SJVCs have not yet been completed. As of December 31, 2019, the percentages of equity stakes of A (trade and seafood centers), B (fish farm 2 GaoQiqiang Aquaculture Farm) and C (cattle farm 2) are 31%, 23% and 35% respectively.

*	The above amounts were subject to conversion to an additional equity investment in the investees upon the completion of legal procedures of formation of SJVCs.

19.	VARIABLE INTEREST ENTITY TO AN INVESTOR IN ASSOCIATE

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of December 31, 2019, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

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

The Company also quantitatively and qualitatively examined if SJAP is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if SJAP was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. On December 31, 2019, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of SJAP’s expected losses or residual returns and that SJAP qualifies as a VIE of the Company. As result, the Company has consolidated SJAP as a VIE.

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

On September 30th 2019, Mr. Solomon Lee resigned as the Chairman of SJAP resulting in categorization of SJAP as an Investor in Associate from a subsidiary status.

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

The Company also quantitatively and qualitatively examined if QZH is considered a VIE. Qualitative analyses considered the extent to which the nature of its variable interest exposed the Company to losses. For quantitative analyses, the Company also used internal cash flow models to determine if QZH was a VIE and, if so, whether the Company was the primary beneficiary. The projection of these cash flows and probabilities thereof requires significant managerial judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. Before December 30, 2018, the Company evaluated the above VIE testing results and concluded that the Company is the primary beneficiary of QZH’s expected losses or residual returns and that QZH qualifies as a VIE of the Company. As result, the Company has consolidated QZH as a VIE.

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

On December 30, 2017 the Company sold its (35.36%) equity in QZH to a third party for RMB 2 and effectively resigned from the board of directors of QZH as 31st December 2018 as such the Company has no further equity and financial interest in QZH for year ended 31st December 2019.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	2019	2018
Costs	6,186,261	$6,186,261
Estimated earnings	4,777,300	4,777,300
Less: Billings	(10,712,733)	(10,712,733)
Costs and estimated earnings in excess of billings on uncompleted contracts	250,828	$250,828

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	2019	2018
Billings	49,175,412	$47,929,092
Less: Costs	(30,098,638)	(29,094,568)
Estimated earnings	(13,690,063)	(13,486,231)
Billing in excess of costs and estimated earnings on uncompleted contracts	5,386,711	$5,348,293

21.	OTHER PAYABLES

	2019	2018
Due to third parties	5,994,581	$13,068,387
Straight note payable (note 23(i))	29,367,999	29,367,999
Promissory notes issued to third parties	7,151,762	7,792,774
Due to local government	-	87,425
	42,514,342	$50,316,585

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	(7,151,762)	(7,792,774)
Amount classified as current liabilities	35,362,580	$42,523,811

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Name of lender	Interest rate	Term	2019	2018
China Development Bank Qinghai Province, the P.R.C.	5.2835%	November 29, 2018 - November 28, 2018	-

China Development Bank Qinghai Province, the P.R.C.	5.2835%	December 14, 2018 - December 13, 2018	-

China Development Bank Qinghai Province, the P.R.C	4.7306%	December 27, 2018 - December 27, 2019		4,371,265

Add: current portion of a long term bank loan				218,563

Short term bank loans				4,589,828

China Development Bank Qinghai Province, the P.R.C.	5.39%	December 16, 2016 - December 15, 2026		5,755,501

Less: current portion of long term bank loan			0	(218,563)

Long term bank loans			$0	$5,536,938

On November 29, 2018 and December 14, 2018, the Company obtained two 1-year short term loans of RMB20 million (approximately $3.06million) and RMB10 million (approximately $1.53million) respectively from China Development Bank for the period from November 29, 2018 to November 28, 2018 and December 14, 2018 to December 13, 2018 respectively, bearing fixed interest at 5.2835% per annum. Both loans were guaranteed by Xining City SME Guarantee Corporation and have been repaid on November 28, 2018 and December 13, 2018, respectively.

On December 16, 2016, the Company obtained a 10-year long term loan of RMB40million (approximately $6.05million) from China Development Bank for the period from December 16, 2016 to December 15, 2026, bearing an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate which is 5.39% (2018: 5.39%). The loan was guaranteed by Mr. Zhao Yilin and Ms. Song Haixian, Mr. Zhao Yilin’s wife. The loan was also secured by land use right with net carrying amount of $397,269 as of December 31, 2019 (2018: 429,982) and a batch of plant, machinery and equipment with net carrying amount of $5,326,385 (2018: 5,954,915). On December 14, 2018, RMB500,000 (approximately $75,563) was repaid to the bank. According to the loan agreement, RMB1,500,000 (approximately $218,563) was schedule to be repaid by November 20, 2019 in two partial repayments.

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

As of December 31, 2019, as a result, the amount outstanding under Note 1 was reclassified as other payables – straight note payable of $29,367,999 (see Note 21) and a loss on restructuring of $6,225,204 which representing the non-amortized part of the discount upon the issuing of the convertible bond incurred during the year.

Subsequently, Note 1 matured on February 28, 2020, the Company intends to offer the settlement of the note to the accredited investors based on the following understanding, terms and conditions:

(i). The earlier understanding of the restructured indebtedness is to be carried as follows: (a) SIAF issues 5,196,333 shares of its common stock and transfer 400,000 shares of TRW to the note holder; and (b) SIAF is to pay the revised promissory note in the principal amount of $15,589,000 to the note holder.

(ii). It is the Company’s intension for the said 5,196,333 shares of its common stocks to be converted into the G Series Preferred Stocks at conversion ratio of the offer of the Initial Public Offer stated in the registration statement filed with SEC targeting on or before June 30, 2021.

(iii). There were 500,050 Common Shares of the Company loaned to the said accredited investor on (Date: July 22, 2014) valued at US$18.10 / share as security for the accredited investors to secure their investors to invest on the Bond prior to the completion of a registration statement filed with SEC on June 2014 to allow the official issuing of additional common stocks to ECAB’s BOND investors, and that ECAB would return back the loaned stocks back to the Company upon the time the said accredited investor invested the balance of the Note 1 proceed of (US$ 13,362,550) needed to complete the disbursement of the total loan proceed of US$25,000,000 on or before (Date: February 28th 2015). However the said investor sold the said loaned 500,050 common stocks of the Company in between the period (Date: February to March 2015) and invested part or the full sum from the sales proceeds of said 500,050 common stock of the Company (of US$10,500,000) back to the Company as part of the Note 1’s disbursement to the Company making total disbursement sum of US$22,137,450.00 being advanced to the Company on or before 30th June 2015, and in turn, the investor did not return the said 500,050 common stocks of the Company to the Company and didn’t help the Company to complete the said registration statement by not giving the Company the Debenture Agreement needed to complete said registration statement with the SEC.

(iv). In order that the principal amount of $15,589,000 of the cash settlement sum mentioned above may be settled amicably between the accredited investor and the Company, the sales proceeds (of US$13,362,550.00) from the sales of the 500,050 shares loaned in good faith to ECAB must be taken into consideration and be deduced from the said principal amount before this bond arrangements can be settled.

(ii)	On October 20, 2018, the Company issued another Convertible Note (the "Note 2") with a principal amount of $4,000,000 due on February 28, 2018. The note holder had the option to convert all or any part of the outstanding note into the common stock of the Company (the "Primary Optional Conversion") or TRW (the "Secondary Optional Conversion") at any time for a period of eight months from the note's maturity date. The conversion price for Primary Optional Conversion is lesser of $1.5 per share or at 65% of the market share price of the Company. While the conversion price for Secondary Optional Conversion is $3.41 per share subject to equitable adjustment for stock split, stock dividend or right offerings.

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of December 31, 2019, no settlement for both origination fee and interest payment. The supplemental agreement to the Bond Subscription Agreement with the Subscriber to extend the Bond Issue by a year to December 31, 2019 was signed. All other terms and conditions of the Bond Subscription Agreement and the Conditions continue in full force and effect.

	2019	2018
(i) 10.50% convertible note due February 28, 2020	$-	$-
(ii) Convertible note due December 31, 2019		3,894,978
		3,894,978
Less: classified as current liabilities		(3,894,978)
Non-current Liabilities	-	-

The fair value of the conversion option was approximately $211,320, the Company discounted the note and created a derivative liability, which will be evaluated each quarter and adjusted for any change in value. For the year ended December 31, 2019 and 2018, the Company recognized the amortization of the discount of approximately $nil and $106,297, respectively.

The Company estimated the fair value of the derivative liabilities using the Binomial Option Pricing Model and the following key assumptions during 2018

2018
Expected dividends	-
Expected term (years)	0.34
Volatility	52.09% - 54.32%
Risk-free rate	1.65% - 1.9%

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of December 31, 2019 and 2018

	Level 1	Level 2	Level 3	Total
	$	$	$	$
LIABILITIES:
Derivative liabilities as of December 31, 2019	-	-	0	0
Derivative liabilities as of December 31, 2018	-	-	2,100	2,100

The following table represents the change in the fair value of the derivative liabilities during the year ended December 31, 2019

$
Fair value of derivative liabilities as of December 31, 2018	2,100
Change in fair value of derivative liabilities	-
Fair value of derivative liabilities as of December 31, 2019	0

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

The Group’s share capital as of December 31, 2019 and 2018 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

The Board of directors and the holders of a majority of the voting power of our stockholders of the company have approved an amendment to articles of incorporation to increase its authorized shares of Common Stock from 27,000,000 to 50,000,000 and the amendment was filed on August 24, 2018 with an effective date of August 25, 2018.

During the year ended December 31, 2018, the Company (i) issued 1,167,502 shares of employees and directors at fair value of $1.00 to $3.45 per share for $1,454,352 for employee compensation; (ii) issued 500,800 shares of common stock valued to professionals at fair value of $1 per share for $500,800 for service compensation; (iii) issued 4,074,979 shares of common stock ranging from $1.40 to $5.15 amounting to $12,053,844 as collateral to secure trade and loan facilities, and the shares issued by the Company were valued at the trading price of the stock on the date the shares were issued; and (iv) 892,735 shares of common stock issued for $0 as top up securities for debts loans.

During the year ended December 31, 2019, the Company (i) issued 535,598 shares of common stock valued to employees and directors at ranging from $1 to $1.56 per share for $576,170 for employee compensation; (ii) issued 16,032,262 shares of common stock valued to professionals and contractors ranging from $ 0.55 to $1.00 per share for $9,723,720 for service compensation; and (iii) issued 3,935,439 shares of common stock valued at $ 0.30 to $0.50 per share for 1,478,029 for settlement of debts.

The Company has 49,866,174 and 29,362,875 shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $812 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2021; and (ii) 2,695 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $3,022 , its lease expiring on July 8, 2020.

Lease expenses were $11,121 and $140,132 for the years ended December 31, 2019 and 2018, respectively.

The future minimum lease payments as of December 31, 2020, are as follows:

Within 1 year	$65,324
2 to 5 years	52,351
Over 5 years	-
$117,675

26.	STOCK BASED COMPENSATION

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

The Company calculated stock based compensation of $7,965,624 and recognized $4,345,993 for the year ended December 31, 2016. As of December 31, 2016, the deferred compensation balance for staff was $3,982,813 and the deferred compensation balance of $3,982,813 was to be amortized over 6 months beginning on January 1, 2018.

On June 30, 2018, the Company issued employees total of 117,000 shares of common stock valued at fair value of $3.45 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2018, the Company issued employees total of 500,800 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2018, the Company issued employees total of 1,050,502 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $1 per share.

As of December 31, 2019, the deferred compensation balance for staff was $0 and $2,101,825 were to be amortized over 6 months and 1 year, respectively beginning on January 1, 2019.

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

As of December 31, 2019, the Company has issued aggregate 5,708,312 common shares as collateral and the trade facility line reduced to $13 million.

28.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended December 31, 2019 and 2018, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions
Mr. Solomon Yip Kun Lee, Chairman	Included in due to a director, due to Mr. Solomon Yip Kun Lee is $1,165,621 and $2,046,499 as of December 31, 2019 and 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Tri-Way Industries Limited (“TRW”) Unconsolidated equity investee	Included in interest in unconsolidated equity investee, due from Tri-Way Industries Limited is $59,413,091 and $57,354,208 as of December 31, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Included in accounts receivable due from Tri-Way Industries Limited is $39,321,639 and $60,799,365 as of December 31, 2019 and December 31, 2018, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

The Company has revenue of consulting income of $1,719,247 and $11,127,393 from Tri-Way Industries Limited for the year ended December 31, 2019 and 2018, respectively.

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

	2019	2018
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	(10,342,267)	$17,323,337
Basic earnings per share	(0.21)	$0.46
Basic weighted average shares outstanding	49,963,607	37,336,164

	2019	2018
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	(10,342,267)	$17,323,337
Diluted earnings per share	(0.21)	$0.46
Diluted weighted average shares outstanding	49,963,607	37,336,164