Form 10-K
period 2020-12-31
Sino Agro Food, Inc.
filed 2021-06-23
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File Number: 000-54191

SINO AGRO FOOD, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	33-1219070

(State or Other Jurisdiction ofIncorporation)	(IRS Employer Identification Number)

Room 3520, Block A, China Shine Plaza

No. 9 Lin He Xi Road

Tianhe District, Guangzhou City, P.R.C. 510610

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, including area code: (+86)-20-22116293

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report or any amendment to this annual report. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 16th 2021, based upon the $0.086 per share closing price of such stock on that date, was in round figure of $5,118,413.00.

There were 60,356,776 shares of our common stock issued and outstanding consisting 59,516,423 free trading shares and 840,353

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Forward-looking statements can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties These statements reflect management’s current beliefs and are based on information now available to it. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause the Company’s actual results, performance or achievements in 2017 and beyond to differ materially from those expressed in, or implied by, such statements. Such statements, include, but are not limited to, statements contained in this Annual Report relating to the Company’s business, financial performance, business strategy, recently announced transactions and capital outlook. Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the impact of any litigation or infringement actions brought against us; competition from other providers and products; the inability to raise capital to fund continuing operations; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. The Company has been severely impacted by the effects of COVID-19 “Pandemic 2020”, which effects continue to this day as such presently the Company do not have the ability to control the exact timing of progresses in moving forward of its business plans tangibly except best effort basis. Readers of this Annual Report should not place undue reliance on any forward-looking statements. Except as required by federal securities laws, the Company undertakes no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

Part 1 Business

Back Ground：

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

The Company (SIAF) has been established since 2007 with major activities in agriculture industry producing food produces and products (as primary producer) using modern technologies introduced and transferred mainly from Australia. SIAF became a SEC fully reporting company since 2010. The Company employs a strategy of vertical integration from primary production through processing, distribution and marketing of high quality, organic food products in the food value chain. China’s fast growing middle class is creating rapidly rising demand for gourmet and high-quality protein food.

The Company’s operations and strategy are executed through a number of subsidiaries located in China, and the Company contributes financial oversight and strategic direction to otherwise independent management teams which employ the Company’s intellectual property and proprietary methods.

The Company has been severely impacted by the effects of COVID-19 “Pandemic 2020”, which effects continue to this day as such presently the Company is no longer a fully reporting company and has dropped from quoting on OTCQX to OTC Pink sheet from September 2020 onward due primarily to the Company’s auditors, which are located in Hong Kong, have been unable to do on-site inspections of the Company’s operations in China due to COVID-19 restrictions to complete the audit of 2019 and 2020. So Basically SIAF is delinquent in its Form 10-Ks for fiscal year end 2019 and 2020, Form 10-Qs for periods ended March 31, 2020, June 30, 2020, September 30, 2020, and March 31, 2021. It will need to amend and restate filings going back to December 31, 2019 to be able to apply to become a fully reporting company.

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 16th 2021, based upon the $0.086 per share closing price of such stock on that date, was in round figure of $5,118,413.00.

There were 60,356,776 shares of our common stock issued and outstanding consisting 59,516,423 free trading shares and 840,353 restricted shares as at June 16th 2021.

In Fiscal year ended 31.12.2020 the Company’s strategy is to manage and operate its businesses under three (3) business divisions or units on a standalone basis and to generate revenues and incomes from the consolidated results of operations as follows:

Business (1): The Fishery Division is operating under Capital Award Inc. (CA), a fully owned subsidiary of the Company, with major activity in providing engineering consulting and services and technology, fishery developments global (excluding China) and agriculture developments global.

Business (2): The Corporate and Other Division is operation under the corporation’s business operational teams consisting staff members from CA as well as from SIAF’s Guangzhou office, with major activity in trading (importing) of agriculture food commodities and frozen food products that are marketed and sold in China and the (exporting from China) of agricultural plants and equipment to South Africa.

Business (3): The Leasing and Sub-contracting Division of the following operations:

(a). The fertilizer manufacturing and piggery operation of HSA (Hunan Shenghua A Power Agriculture Development Co. Ltd.)

(b). The plantation operation of JHST (Jiangmen City Heng Sheng Tai Agriculture Development Co., Ltd)

(C). The cattle (Asian Yellow Cattle) of MEIJI (Macau Eiji Company Limited) and JHMC (Jiangmen City Hang Mei Cattle Farm Development Co., Ltd.)

In Fiscal year ended 31.12.2020 the Company’s strategy is to derive from investment incomes generated from two (2) investees’ unconsolidated results of operations as follows:

(i). Cattle, Beef, Fertilizer & Livestock’ and Feed operations of SJAP

(ii). Fishery Development (China) and operations of TWL (or Twi-way) (Tri-way Industries Limited HK)

Please find our company’s legal structure chart listed below;

SINO AGRO FOOD INC.
Nevada, USA
(SIAF)
100%
Capital Award Inc
Belize
(CA)
100%
Macau EIJI Company Ltd
Macau
(MEIJI)
100%
A Power Agro Agriculture Development (Macau) Ltd.
Macau
(APWAM)
36.6%
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
Organic Fertilizer
45%
Qinghai Sanjiang A Power Agriculture Co. Ltd.
China
(SJAP)
aka
Integrated Cattle Farm
100%
Jiangmen City A Power Fishery Development Co. Ltd.
China
(JFD)
85%
Huangyuan Gongwei Animal Husbandry Technology Development Co., Ltd.
80%
Huangyuan Sanjiang Zhonghe Bio-organic Technology Development Co., Ltd.
5.22%
Xining Chengtou Wendang Life Business Management Co., Ltd.
Owns all assets
Owns all assets
Owns all assets
Owns all assets excluding land lease
Owns all assets excluding land lease
AFF 1
AFF 2
AFF 3
AFF 4
AFF 5
Holding Company
Operating Company
Dormant Company
Operating Company
Contracted Operation

A summary of each business division and operations is described below:

1.	Businesses Division:

•	Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms, technology transfers and seafood sales and marketing, fishery developments global (excluding China) and agriculture developments global where;

Capital Award generates revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery and agriculture projects that are being designed and engineered into turnkey contracts by Capital Award globally (excluding China) using its A Power Module Technology Systems (“APM”) for fishery projects’ developments and using other agricultural technologies, knowhow and patents expanded from the development of SJAP for agriculture development projects globally as follows:

(A). Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations. From January 2020 up to the date of this annual report CA has not been able to do any fishery project or fishery project development due to the effects of the Pandemic COVID-19 as such, there was no revenue generated from January 2020 to May 31st 2021. However, the Company and CA have been exploring other possible business opportunities during the period and SIAF became the joint venture partner of the China Africa Joint Chamber of Commerce and Industries (CAJCCI) which is a non-profit organization established in November 2016 by the China and Africa Governments to plan and to implement agriculture projects and related developments in Africa through development fund of US$60 Billion every three years provided by and granted by the China Government to Africa Nations in Agriculture industry projects and developments etc. In March 2021, development project papers in (i). Development of Trading of exporting dried cassavas to China and exporting of plant and equipment from China to Madagascar and developments of cassavas plantations and related value added processing and drying of cassavas on 100,000 acres of land in Madagascar and (ii). Development of goat farms and related value added processing in Madagascar were submitted to CAJCCI and Government of Madagascar; by early May 2021, both CAJCCI and the Government of Madagascar gave consents to both projects such that we have obtained official invitation to go to Madagascar to initiate the Projects subjecting to the Pandemic COVID-19 situation and conditions will be improved and controlled, we shall have our team members (including various professionals and professionals from CAJCCI) to assist our current Madagascar management teams of two members in Madagascar to start up the Projects.

(B). Seafood Sales from CA’s projected farms; became a discontinued segment of operations from October 5, 2016 when Tri-way was disposed to other third parties in term Tri-way was reclassified as an unconsolidated equity investee on same date.

●	Corporate & Others Division refers to the trading segment of business operations of the Group named internally under corporate division of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs. Over the years up until end of fiscal year 2019 the corporate division imported mainly live seafood from South Africa countries, Vietnam, Thailand, Russian and other nearby countries and frozen beef from Australia and South America countries; however it is due to the interruptions and adverse impacts caused by the Pandemic COVID-19 made it impossible and unprofitable to continue the imports of live seafood, and the poor political relationship between China and Australia in 2020 induced high risks on the imports of Australian beef. The Corporate’s trading division based on standalone figures ended up with a loss of over $1.6 million as at 31.12 2020. However, over the years the Company has built up a strong base of connections and customers in China that provides an unique opportunity to the Company to develop an additional Trading Platform aiming to generate additional revenues, profits and most importantly positive cash flows, so from July 2020 onward, the corporate division started to explore the opportunities of importing some of the China markets’ niche products and managed to start to import from March 2021, frozen chicken (that China imports millions of metric tons annually) and pork products (that China has been in shortage since the pandemic of European Swine Diseases occurred in 2018 disrupted the domestic supply of pork estimated until year 2026), from Brazil, USA, Argentina and other South America countries and (ii). Dried agriculture products (i.e. Dried Cassavas that has vast industrial and consumable food processing applications, that China has an annual short fall of over 4 million MT; peanuts, cashew-nuts, Soybeans that China imports multiples of millions of MT annually, etc.) from South Africa Countries (i.e. Madagascar, Ghana, Nigeria and Cote D’lovire etc.) and Brazil. Although in so far the Company achieved minimal financial impacts, (please refer to a standalone Q1 2021 income statement of the Trading division attached in the later Chapter named Subsequent events). During months of venturing into this trading activity, we experienced many teething problems and obstacles especially with the supplies of the said commodities affected mainly by the said Pandemic situations causing much stringent and constant changes of importation regulations requiring much tougher importation and cargoes release conditions and procedures, précised timely and orderly documentary presentation with the China custom authority and extremely tight controls domestically disorientated all arrangements with domestic cold storages and logistic operations etc. resulting in inconstancy of the supplies and untimely deliveries etc. Disregarding all of these difficult consequences and hardship, the Company feels that persistence, tolerance and with time, the trading division will prevailed leading the Company into a positive cash path targeting encourage performances to show starting from the early quarter 1 of fiscal year 2022. ’

Leasing and subcontracting Division:

Over the years, there has been significant capital expenditures (CPE) and working capital (WC) required for and employed on the developments, expansion and operations of the minor operational activities that we managed to fund while our two core businesses (in the Cattle and beef of SJAP and the Fishery of CA) were generating sufficient cash flows and incomes, however after the collapse of the SJAP’s business from 2016 and the poor performances of the Mega farms from 2017 (“Crises”) for reasons mentioned in the earlier chapters and the previous Ks and Qs reports, the Company is no longer in the position to support and to finance the growth of these minor operational businesses in the way as they were before the Crises, therefore in order that capital spending could be kept within an affordable level, the Company decided to lease and sub-contract the following operations to their respective operational managements from 1st October 2019 as such there are no sales revenue and income derived from these operations but leasing and sub-contracting revenues and incomes thereon.

●	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) is in manufacturing and sales of organic fertilizer. From 1st October 2019 the Company contracted out its manufacturing and sales of organic fertilizer to its operational management; as such income of HSA is derived mainly from said management contract. Historically, HSA was developed to enhance more sales and profits of SJAP’s fertilizer due to the availability of a direct cargo train service between Xining and Hunan having a station within close proximity to HSA’s operation site and Hunan is a strong agricultural province producing big quantity of rice, tobaccos, tea and multiple varieties of produces that requires large quantity of fertilizer (especially in organic fertilizer due to the Government’s direction to phase out the application of chemical fertilizer in China). During the period of developing HSA’s business it was discovered that Hunan is big in aquaculture having many and large areas in natural fresh water lakes where aquaculture of fresh water fish is a dominated industry, as such HSA developed a water soluble organic fertilizer specially applied for and by the lake fishery farms to provide nutrients to the water plants and micro-organism for the sea animals etc. Although it was an excellent product but aging receivables were always a big problems to HSA with the fishery operators, the constant up-keeps and replacements of new production plants & equipment and the forever requirement of expending working areas and buildings to keep up with the productivity and the long (i.e. over 60 days) period of fermentation of raw materials required huge capital funds (both in CPE and WC) that the Company was not able to supply consistently and that was why HSA hasn’t reached its ultimate potential of becoming a multiple millions MT per year producer. However HSA has a block of leased hilly land of 450 Chinese Mu, in which HSA developed 50 Mu originally for a cattle station that was changed into a piggery (with the capacity to hold 4,000 pigs at a time and producing 10,000 heads of pigs per year) in 2017 after the collapse of the local cattle industry. It was necessary to cut half of the hill in the said 50 Mu to get enough leveled land to build the said piggery, then it was discovered that the 450 Mu land consisting many fine sand hills. From 2018 onward the China Government stopped most of the sand mining operations in the country so all of a sudden fine construction sand became a valuable commodity with 2019’s averaged prices (of RMB245 / cubic meter or m3) jumped more than 12 times of 2017’s averaged prices. As such HSA is sitting on a block of valuable property. But sand mining is restricted by the China Government Regulation so it is impossible to obtain any sand mining permits. By September of 2020 the Company strategically designed a business plan for HSA to expand its piggery to produce 200,000 head of pigs per annual using and developing the whole of said 450 Mu that will be financed ultimately by the fine sand recovered from said development’s leveling activities. In this aspect, the related Project’s business plan (including all feasibility, viability and environmental studies) have been prepared with approaches and dialogues have been made with a number of China owned entities aiming to attract enough investors to finance the Project as soon as possible. Although currently the Pandemic effects hinder many businesses’ decisions making it difficult to predict any tangible schedule for this Hunan Project, however, our management team members are working diligently on it hoping that soon a clearer road will be opened to allow them to pick up momentum on the Project.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity. From 1st October 2019 the Company contracted out its plantation operation to its operational management; as such income of JHST is derived mainly from said management contract. Over the years, the Company has tried many means to increase the performances of the plantation (of 1,250 Chinese Mu) but failed due mainly to the plantation is situated in an area subjecting to heavy rainfalls yearly that induced root diseases to the dragon fruit plants stopping the yield of flowers. 1,250 Mu plantation is too small for growing of other selective fruit plants except for the growing of cash crops (i.e. seasonal vegetables etc.), however growing of cash crops is labor intensive, so with the forever increases of labor and operation costs in China and the seasonal unpredictable sales prices of cash crops, managements of the Company has yet to find a suitable solution for JHST but keep on trying hoping that eventually a perfect solution will surface to revitalize JHST. In the meantime leasing and contracting JHST ‘s operation to its existing operational management will limit the Company’s financing exposure in both CPE and WC requirements from JHST.

●	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects. From 1st October 2019 the Company contracted out its cattle operation to its operational management; as such incomes of JHMC are derived mainly from said management contract. JHMC’s business strategy in 2018 of changing into fattening of the Asian Yellow Cattle instead of the fattening of conventional breed of cattle (i.e. Angus and Simantals etc.) proven to be a good strategic change increasing revenues and incomes each year ever since. However this cattle operation is too small (with. Cattle Farm 1 and 2 operate on 500 Chinese Mu) coupling with the increasing of land and development costs making it extremely difficult for the Company to finance its expansion plan at the moment as such by leasing and contracting JHMC’s cattle operation to its existing operational management will provide the Company with a small but steady incomes each year and will limit capital funding to JHMC until such time the Company is in a better financial position to consider JHMC’s expansion plan.

2.	The Investees

SJAP: Qinghai Sanjiang A Power Agriculture Co., Ltd

●	A fully integrated cattle and beef business was developed from 2008 under SJAP, (a joint venture company incorporated in China whereby SIAF has an equity interest of 45% and the management controlling interest allowing the VIT arrangement with consolidated financial as a subsidiary of SIAF until Q3 2019 when Mr. Solomon Lee resigned the Chairmanship from SJAP), and starting business (or income generated) operation from 2010 (consisting of fertilizer manufacturing, pasture farms, farmers’ corporative, cattle rearing and growing, abattoirs or slaughter operation, value added beef processing and packaging, primary livestock feed producing, industrial concentrated livestock feed manufacturing, marketing networks with retails as well as wholesaling operation etc.); as such by 2016 this cattle and beef segmental business was producing, processing and marketing over 20,000 heads of cattle per year managing more than 2,000 corporative farmers, 50,000 Chinese Mu (equivalent to 8,500 acres) of pasteurized farm land, over 50,000 (square meter, m2)of operational buildings developed on over 400 Chinese Mu (equivalent to about 70 acres) of Industrial and / or commercial zoned land in Huangyuen district of Xining City. In November 2015 the China Government announced a Macro Economic Policy to allow the imports of cattle and beef from many developing and developed countries that impacted adversely and directly to its local cattle and beef industry, all of a sudden the local cattle and beef industry was transformed from a protected industry to a non-protected industry, as such SJAP was on a decline financially since 2016 that took SJAP 3 full years to stop the bleeding capped the losses totaling to S$ 12 million as shown in SIAF’s 10K 31.12 2019 report. On September 30th 2019, Mr. Solomon Lee resigned as the Chairman of SJAP resulting in categorization of SJAP as an Investor in Associate from a subsidiary status, and SJAP contracted out its business operations to its existing management. However the adverse impacts of the COVID-19 Pandemic, SJAP again suffered badly with further losses of $1.28 million that was saved by a Government Grant of $1.48 million netting incomes of $200,000 for 2020. It is because SJAP became an investee of SIAF since 01102019 such that its 2020 financial is not detailed in SIAF’s annual report 2020 financial report but under Others and Subsequent events of SIAF’s annual report 2020 a separated information memorandum shows SJAP’s 2020 Income Statement.

TWL (or Tri-way) Tri-way Industries Limited:

●  A fully integrated live fish, shrimps and seafood business from 2010 starting operation with one small in door and on land farm in Enping District Enping City and by 2015 the Company developed and started operations of 4 small to medium sized indoor as well as open land farms in Enping districts Enping City and Zhongzhen Districts Zhingzhen City that we called Aqua-Fish Farm (or AFF) 1, 2, 3a and 3 b producing and marketing over 5,000 (Metric Tons, MT) of live fish, shrimps and seafood per annual under its developed brood stock stations, nursery farms, grow-out farms, R & D stations, wholesale centers, restaurants and marketing net-works etc. and providing aquaculture engineering services to and activating trading relationship with 8 corporative farmers and their related farms. Apart from AFF 1 that the Corporation had 75% equity interest whereas the rest of the aqua-farms (AF2, 3a and 3b) were operated by different China incorporated entities (in accordance with the China Company regulation that operational companies must be registered in the districts where their core-operation are based) and owned by unrelated third parties consisting of various farm developers, suppliers, core farms’ operators, workers and farms’ investors etc. Whereby the Corporation has an executive marketing and sales Contract with all AFFS to market, purchase and sales all of their respective productions derived into one of the Corporation’s main sources of incomes. At the same time in 2015, the Corporation accepted the Zhongshan Government’s invitation to developed aquaculture fish and shrimps farms in a block of leased land measuring over 3,700 Chinese Mu (equivalent to about 650 acres) that was leased from a company owned by the Zhongshen Government whereas the land lease agreement was executed and secured by a newly formed company incorporated at Zhongshen City namely Zhongshen City A Power Agriculture Development Limited Co. (ZSAPADL); whereas the ZSAPADL is the operational company of the Zhongshen Project and owned by a local company and a Hong Kong Company (that are ultimately owned by various third parties consisting of investors, developers and farm operators etc) and SIAF’s fully owned subsidiary CA is its development’s turnkey contractor, engineering services provider, sole marketing and sales agent with the option to purchase and to sell its developed farms’ productions. In the land lease agreement, the land was allocated gradually ZSAPADL as and when respective earlier lease holds to other farmers are expired such that there was a total of 1,350 Chinese Mu (equivalent to about 225 acres) available for Phase (1) of the Project’s developments as of year 2015, however during 2018 and 2019, 250 Chinese Mu were given back to the local Government by ZSAPADL for the constructions of highways and a Wet-Land Project involving part of the Project land netting about 1,100 Chinese acres (or the equivalent of less than 200 acres of the Project land available for project developments currently). This particular project’s developments are planned over 10 years in multiple phases and subsequent stages etc. with construction to start in 2015 and operation incomes to be generated from sometimes in 2017 aiming annual production over 100,000 MT by end of year 2025. By the mid-year 2017, we completed almost 85% of the development of two indoor APRAS farms (APM farms) each measuring 9,000 m2 totaling to 18,000m2 of building areas on a block of land of 60 Chinese Mu (equivalent to 10 acres) and 165 open APRAS dams (ODRAS) on about 990 Chinese Mu (equivalent to about 165 acres) of land (Phase 1 stage 1 development) that we called the “Mega Farm” or Aqua-farm 4 & 5 (AFF 4 & 5). In 2016 The Company’s carve-out of Tri-way resulting in categorization of Tri-way as an Investor in Associate from a subsidiary status. As such, the Company’s fully owned subsidiary namely, Capital Award Inc. a company incorporated in Belize City, Belize (CA), retained its main business activity in the sector of technology and engineering consulting and related services and Tri-way Industries Limited, a private company incorporated in Hong Kong (Tri-way) has assumed all activity regarding aquaculture operations and the sale of all live fish and seafood products produced by all developed APM farms as well as ODRAS Dams. Therefore as from October 1, 2016, all future fishery project development in China using APM-RAS or ODRAS will be developed by Tri-way. CA has been hired by Tri-way as the Company’s turnkey contractor for its fishery developments in China and to provide consultation respective of Tri-way’s operations. CA’s aim, in addition to providing quality service to Tri-way in China, is expecting to expand its reach to introduce and help implement its APM-RAS and ODRAS plant and equipment and services, worldwide.

To complete the transformation of Tri-way From October 5th 2016 we brought out the remaining 25% equity interest in “Jiangmen City A Power Fishery Development Co. Ltd, China” (“JFD”) and sold the 100% equity interest in JFD to Tri-way (inclusive all original assets of its one farm namely Aqua-Fish Farm 1(AFF 1) with other additional assets transferred from work in progress etc.) and converted JFD into a Wholly Owned Foreign Entity (WOFE) such that Tri-way is holding 100% equity interest in JFD for $51.226 million; at the same time Triway acquired a Master License from CA for the rights of future development and operation of our APRAS farms in China for $30 million and simultaneously (on October 5th 2016) JFD completed the acquisition: of the assets and operation from owners and investors of four other aquaculture farms (namely Aqua-farm 2, 3 and 4) for $215.56 Million such that the total transformation and acquisition cost of Tri-way at $340 million (in round figure) that were satisfied by 100 million Tri-way shares at unit price of $3.40 / share capitalizing into fully paid-up capital of $340 million (or HK$2.635 billion). Our corporation SIAF was to receive 36.6 million Tri-ways shares (or 36.6% of equity) for the sales of JFD and Master license for 23.89 million (or 23.89% equity) plus the conversion of the amount due from unconsolidated equity investee into equity interest during the fourth quarter of 2017, which resulted in equity interest in Tri-way from 23.89% to 36.60%.

We announced our (good will) intension with the approval of Tri-way’s management of distributing 18.3% of Tri-way equity interest (about half of SAIF’s holding) from our 36.6% equity interest to our shareholders and prepared a F1 for filing to SEC accordingly sometimes in 2018 . However complication of USA taxation was one of the major issues that have not been resolved and at that time period Mr. Dan Ritchey was our CFO responsible for the said distribution of Tri-way shares but he passed away on December 1st 2018 as such we were searching for a new CFO and consequently, Mr. Solomon Lee (I) serves as the Company’s interim CFO that enhanced the delay in processing said distribution of Tri-way shares to SIAF’s shareholders. Also 2019 was a traumatic year for the Corporation having lost the services of our most brilliant CFO, our long time independent directors namely Mr. Nils Erik Sandberg and Mr. Anthony Soh who have been serving our Corporation since 2010, the recruitment and reappointment of new directors and audit committee members in Mr. Colanukuduru Ravindran and Mr. Muson Cheung, the reorganization of the Corporation’s other segmental operations; The Corporation’s common stocks were delisted from the Merkur Market (OSLO) from September 10th 2019, On September 30th 2019, the Company contracted out the following businesses’ operations to the existing management of the corresponding operations: (i). SJAP’s integrated cattle activity to Mr. Zhao Y L, the legal representative and MD of SJAP, (ii). HSA’s manufacturing of fertilizer to Mr. Lee Ping the existing manager of HSA and (iii). JHST’s plantation operation and MEIJI’s cattle operations to Mr. Fang Zhi Jun, the existing manager of both operations, On September 30th 2019, Mr. Solomon Lee resigned as the Chairman of SJAP resulting in categorization of SJAP as an Investor in Associate from a subsidiary status, the preparation of S1 and S4 for the IPO exercise of 2 million G Series Preferred Shares of the Corporation to be listed on the OTCQX Market and the Derivative Complaint of Heng Ren and Co. etc. that involved lots of extra costs in time, money and human resources of the Corporation such that it was not practically possible to carry out said distribution of Tri-way shares in 2019. Year 2020 is another disaster year for the Corporation due to the COVID-19 Pandemic incurring losses in excessive of $100 million (which is an earlier estimate subjecting to final derivation of the segmental accounting departments)

Similarly Tri-way experienced extremely poor operational performances from its Mega Farm (AFF 4 & 5) and its incomes in 2017 to 2019 were generated mainly from the operations of AFF 1, 2 , 3a & 3b and other sub-contracted farms:

In fact, the operation of the Mega Farms (AF4 and AF5 and the ODRAS dams) had a poor start and performed badly in 2017 and by the first half of 2018 and the end of 2018, their operations (under their operation company ZSAPADL) incurred debts over $4.5 million and $4 million respectively, due primarily to i). Unsuccessful management coordination resulting in low productivity and sales of products, (ii). Over spending on capital expenditure on Phase (1) Stage (1) of the Mega Farm Project which exceeded the original budget of $50 million by more than 60%, as a result, it limited available cash-flow to support the needs of working capital that affected the overall production and sales leading to, there were not enough funds to complete some of the supporting facilities needed by the APM farms (i.e., the external filtration systems, lighting, electrical wiring, external drainages for waste water and connection and fitting for the supply of fresh water etc.), supporting external water dams and waste water treatment dams, the heating facility and part of the internal filtration systems that made it difficult for the farms to carry out their production efficiently, (iii). The production operation of the Mega Farms started prematurely before all the completion of their construction & development works, (iv) The two APM farms are the biggest indoor farms that we have ever built, and we didn't have enough experienced personnel to support their operation, (v). Guangzhou experienced a very hot summary in 2017 that killed and retarded many stocks in the open dams (ODRAS dams) and one of the big typhoons during August 2017 caused flooding that washed away hundreds of tons of fish and prawns in the open dams that would have been ready for harvest in September & October of 2017. Also, the extremely strong Typhoon in September 2018 caused power stoppage that killed hundreds of tons of stock including some valuable brood stock.

However, by August 2019, efforts of the Company and Tri-way trying to revitalize Aqua-farm 4 and 5 failed due primarily to the lack of capital funding to continue to support farms’ developments and the necessity in adding new talents into the existing management teams to carry out the revitalization works, the Company and Tri-way finally decided to cease operation of Aqua-farm 4 and 5 during September 2019. Again the COVID-19 Pandemic of 2020 is a complete write-off for AFF 1, 2,and 3 as well as to Tri-way’s sub-contracted farms incurring losses over $77 million for the year (subjecting to final figures of their respective accounting departments) due completely to the impacts of the pandemic causing all farms to stop work for over 7 months without sufficient workers, feed, supplementary, medications, transportation and maintenances etc. to keep the live stocks going and they all died during the period calculating to multiple million pieces (equivalent to multiple of thousand metric tons). It will cost over $80 million and a minimum of two years to replace said live stocks. As such Tri-way’s current operations are concentrating on rebuilding of brood stocks, the production of fingerling and nursery stocks and repairing the damages etc. It is anticipating that under current conditions, the Triway’s fishery operation recovery will be a tall order and will take a long period before recovery.

3.	Industry Overview

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

Economic outlook in China

China’s economy is at present second only to that of the United States. Due to the impact of the COVID19 pandemic, China's GDP growth was only 2.3%, the slowest pace in more than four decades. Growth has slowed significantly following the COVID19 outbreak in early 2020. Based on the World Bank’s classification, China has had a remarkable period of rapid growth shifting from a centrally planned to a market based economy. Today, China is an upper middle-income country that has complex needs for all kinds of consumer goods, including food.

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

China’s increasingly important position in global agricultural markets followed decades of gradual growth in domestic food production and consumption. After the introduction of market-based reforms in 1978 that included the elimination of the collective production system and relaxation of government direction over certain farmer production and marketing decisions, Chinese agricultural output grew significantly. Between 1978 and 2008, China almost doubled its production of grains (rice, wheat and corn) and quadrupled its production of meats; the production of fruit and milk was about 30 times greater in 2008 than in 1978. During these three decades, population growth of about 1 percent annually, coupled with annual per capita income growth of eight percent, fueled a large increase in demand for more and higher-value agricultural products, especially by China’s large and growing middle class. China’s rapid growth in food consumption was largely met by domestic production growth, enabling it to remain self-sufficient in most major commodities. However, China is also now the world's largest agricultural importer, surpassing both the European Union (EU) and the United States in 2019 with imports totaling $133.1 billion.

China’s support for agriculture

China’s government support for agriculture is low compared to that of developed countries, such as the United States and European Union, but in line with that of other rapidly growing economies, according to USITC. As measured by the OECD’s PSE1, the amount of support provided to Chinese farmers was low (and sometimes negative) during the 1990’s, but gradually rose during the period 2008-2010. Compared with other countries at a similar level of development, including Brazil, Mexico, Russia, and South Africa, China’s support for farmers falls in the middle of the range. China’s PSE reflects changes in the central government’s policy priorities from grain self-sufficiency and low consumer prices toward a stronger focus on raising farm household incomes, according to USITC. Government support to China’s agricultural sector indicates that Chinese policymakers are placing a renewed emphasis on the rural economy. Indirect support, in the form of general services, is very high relative to similar support programs in other countries, due largely to investments in agricultural infrastructure. General services include modern research and extension services, food safety agencies, and agricultural price information services, most of which provide benefits to producers and consumers throughout the economy. Compared with direct payments to farmers, general services support is less production-distorting to the sector.

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

The market for aquatic products and aquaculture in China

The information in this section regarding aquatic and aquaculture, including graphs, is taken from the USDA’s GAIN Report Number: CH12073 per 12/28/2012 unless otherwise stated.2

1OECD: PSE is defined as the estimated monetary value of transfers from consumers and taxpayers to farmers, expressed as a percentage of gross farm receipts (defined as the value of total farm production at farmgate prices), plus budgetary support.

2Definition of terms: China’s definition of aquatic products includes both cultured (farm-raised) and wild caught products; aquatic products include fish, shrimp/prawn/crab, shellfish, algae, and other. Aquatic catch production is total volume of both fresh and seawater wild caught aquatic products; Aquaculture production is the total volume of both fresh and seawater cultured (farmed) aquatic products. This report will use Chinese terminology to maintain consistency between Chinese statistics and product categories. Total aquatic trade statistics below do not include fishmeal.

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

According to @2020 undercurrent news, China’s seafood imports increased by 39% to $15bn in 2018. China has the largest aquaculture industry in the world, accounting for approximately two-thirds of total cultivated aquatic products worldwide. In 2020, output of the Marin culture segment in China is estimated to total 22.3 million tons, up 4.7% from 2019.

The market for meat in China

China is by far the world’s largest producer and consumer of meat which includes pork, poultry and beef. Historically, this situation did not have a large impact on the rest of the world, as China, for the most part, maintained self-sufficiency in meat. However, since 2007 the situation has changed dramatically. China has gradually turned into a net importer of meats. In 2019, China consumed around 28% of the global meat supply.

World meat production was 340 million tons in 2017.3 Global trade in meat is projected to be 20% higher in 2027, representing a slowing down of meat trade growth to an annual average of 1.5% compared to 2.9% during the previous decade.4 Meat imports into Asia account for 56% of global trade, and poultry will constitute more than half of this additional import demand. China’s meat production reached 86.60 million tons in 2018, where total meat production in the United States amounted to 47.06 million tons in 2018.

With strong economic growth and the improvement of living standards, the demand for beef in China is rising.5 China’s animal feed market is projected to grow at a CAGR of over 16% till 2019.6

3Review of Recirculation Aquaculture System Technologies and their Commercial Application, Stirling Aquaculture, Institute of Aquaculture.

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

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East ☐☐which enable residents to afford more expensive food items ☐ demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.10

In 2006, the central government started a program intended to partially compensate farmers for price increases in fuel, fertilizer and other agricultural inputs. In the case of fertilizers, government support is part of several separate programs targeting fertilizer producers, with cost reductions being passed along to farmers purchasing the input.

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

World meat production was 323 million tons in 2017.11 Global trade in meat is projected to be 20% higher in 2027, representing a slowing down of meat trade growth to an annual average of 1.5% compared to 2.9% during the previous decade.12 Meat imports into Asia account for 56% of global trade, and poultry will constitute more than half of this additional import demand. China’s meat production reached 86.60 million tons in 2018, where total meat production in the United States amounted to 47.06 million tons in 2018.

9   Fertilizer Market Global Report 2017, Business Research Company

10 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

11 Review of Recirculation Aquaculture System Technologies and their Commercial Application, Stirling Aquaculture, Institute of Aquaculture.

12 Food Outlook, FAO, November 2018

With strong economic growth and the improvement of living standards, the demand for beef in China is rising.13 China’s animal feed market is projected to grow at a CAGR of over 16% till 2019.14

There are several other specific market drivers which underpin the increase in demand for red meat. One driver is the improved living standard in China which stimulates the growth of beef markets since beef often sells at a much higher price and traditionally has been more expensive than what most people can afford. Another is the fact that Chinese people’s dietary structure is becoming more diversified and reasonable, bringing larger amount of beef consumption since beef has nutritional benefits. Lastly, a gradual lowering of import taxes is likely to support sufficient supply of cattle.

Feed grain prices are projected to remain low during 2018-2027. The year 2017 was affected by numerous outbreaks of Avian Influenza (AI) around the world which resulted in a slower increase in world output. China, the second largest producer after the United States, was particularly affected by several outbreaks over the last years. Thus, China can expect a return to historical trend growth in poultry production from 2018 onwards. Globally, the share of meat output traded is expected to remain constant at around 10%, with most of the increase in volume coming from poultry meat. The projected production growth in developing countries remains insufficient to satisfy demand grown, particularly in Asia and Africa. As a result, import demand is expected to remain strong.15

Market drivers

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

Chinese people’s dietary structure becomes more diversified and reasonable, bringing larger amount of beef consumption:

At present, Chinese people are changing their diet patterns to higher and richer nutrition. From a nutritional perspective, beef not only contains high unsaturated fatty acids and high protein, it also has low fat and lots of nutrition, which makes it perfect for the healthy diet. Thus, in the future, beef is expected to replace some parts of the market shares in pork, chicken and other meats.16

13 Research Report on Beef Import in China, 2019-2023

14 China Animal Feed Market Forecast and Opportunities, 2019

15 Meat - OECD-FAO Agricultural Outlook 2018-2027

16 Frost & Sullivan: China’s beef market has great growth potential

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

In value terms, fertilizer demand is expected to grow from over $195 billion in 2016 to over $245 billion in 2020.17 Faster value growth will be driven by strong demand for higher value multi-nutrient fertilizers. In addition, advances will be supported by continued growth in fertilizer prices as the cost of natural gas, oil, coal, and other raw materials continues to increase.

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

The size, growth and composition of fertilizer demand in the six regions that make up China vary considerably. The Central-South and Central-East will remain the two largest regional fertilizer markets. Due to the comparatively high income levels in the Central-South and Central-East ☐☐which enable residents to afford more expensive food items ☐ demand for cash crops such as fruits and vegetables will rise in these regions, which in turn will fuel demand for fertilizer. Sales in the Northeast and Northwest regions will outpace the average through 2015, benefiting from the Great Western Development Strategy, the Northeast Revitalization Policy, and increasing income levels for farmers.18

17 Fertilizer Market Global Report 2017, Business Research Company

18 Fertilizers in China, Industry Study with Forecasts for 2015 & 2020, Freedonia Group; June 2012

4．Material Agreements

Joint Venture Agreements

The Company has two types of SFJVCs established under Chinese law:

•	Contractual Joint Ventures (“CJV”); and

•	Equity Joint Ventures (“EJV”).

Of the five Chinese joint venture project companies which are CJVs or EJVs, four are CJVs (JFD, JHMC, JHST and SJAP) and one is an EJV (HSA).19

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

19According to the official documents of the Company’s Chinese subsidiary JHMC, the registered capital of such subsidiary is USD 2 million that was paid in full by year ended 31 December 2014. As of the date of this Annual Report, MEIJI, a subsidiary of the Company, has contributed USD 400,000 of the subscribed capital, whereas USD 1.6 million of the subscribed capital has not been paid. Moreover, according to the official documents of the Company’s Chinese subsidiary HSA, the registered capital of such subsidiary is USD 2.5 million and shall be paid in full no later than 18 July 2013. As of the date of this Annual Report, MEIJI, a subsidiary of the Company, has contributed USD 865,000 of the subscribed capital, whereas USD 234,500 of the subscribed capital has not been paid by the Chinese owner. The aforementioned deadlines can be re-arranged by all the promoters. If no new deadline is agreed upon, failure by MEIJI to make full payment may lead to the other promoters making full payment of the capital contribution on MEIJI’s behalf and requesting MEIJI to compensate for their payment and losses.

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

5.	Government regulation:

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

On October 23, 2019, the SAFE issued the Notice of the State Administration of Foreign Exchange to Further the Facilitation of Cross-border Trade and Investment, which cancelled restrictions on the use by foreign-invested companies that are not investment companies of their capital funds for equity investments.

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

As of December 31, 2020, we had entered written employment contracts with three of our employees.

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

On February 3, 2015, the SAT issued a Public Notice [2015] No. 7, or Public Notice 7, to supersede existing provisions in relation to the Indirect Transfer as set forth in Circular 698, while the other provisions of Circular 698 remain in force. Public Notice 7 introduces a new tax regime that is significantly different from that under Circular 698. Public Notice extends its tax jurisdiction to capture not only Indirect Transfer as set forth under Circular 698 but also transactions involving transfer of immovable property in China and assets held under the establishment and place in China of a foreign company through the offshore transfer of a foreign intermediate holding company. Public Notice 7 also addresses the transfer of the equity interest in a foreign intermediate holding company widely. In addition, Public Notice 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and introduces safe harbor scenarios applicable to internal group restructurings. However, it also brings challenges to both the foreign transferor and transferee of the Indirect Transfer as they have to make self-assessment on whether the transaction should be subject to PRC tax and to file or withhold the PRC tax accordingly.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Public Notice 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the equity interests transferred and the cost of investment. We may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59, Circular 698 and Public Notice 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

6.	RISK FACTORS.

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

7.	PROPERTIES

We use the following properties:

Summary of Our Land Assets

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Nature of ownership	Nature of project
Hunan Lot 1	HSA	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	3/31/2054	Lease	Fertilizer production
Hunan Lot 2	HSA	Ouchi Village, Fenghuo Town, Linli County	247.05	7/18/2011	60	7/17/2071	Management Right	Pasture growing
Hunan Lot 3	HSA	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	Land Use Rights	Fertilizer production
Hunan Lot 4	HSA	Ouchi Village, Fenghuo Town, Linli County	24.71	6/1/2018	50	5/31/2068	Lease	Cattle fattening
Guangdong Lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	9/8/2067	Management Right	HU Plantation
Guangdong Lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	4/15/2067	Management Right	HU Plantation
Guangdong Lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	4/18/2007	60	4/17/2067	Management Right	HU Plantation
Guangdong Lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	Management Right	HU Plantation
Guangdong Lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	Management Right	HU Plantation
Guangdong Lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	1/1/2068	Management Right	HU Plantation
Guangdong Lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	Management Right	HU Plantation
Guangdong Lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	Management Right	HU Plantation
Guangdong Lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	Management Right	Cattle Farm
Qinghai Lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County, Xining City, Qinghai Province	21.07	11/1/2011	40	10/30/2051	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong Lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	4/1/2013	10	3/31/2023	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.27	10/28/2014	30	10/27/2044	Management Right	Agriculture

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

7.	SIAF’s Company of Companies - Rented Premises Profiles

Company	Location	Usage	Landlord	Tenure

Sino Agro Food, Inc.	Room 3520, Block A, China Shine Plaza, No. 9, Linhexi Rd., Tianhe District, Guangzhou City	Head Office	Guangzhou Shine Real Property Development Limited Company	July 9, 2016 to July 8, 2018

Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.	Unit 1-5, JiangzhouShuizha Building, No. 19 Jiangjun Rd., Juntang Town, Enping City	Office	Enping City Jiangzhou Water Engineering Management Dept.	April 1, 2014 to March 31, 2019

8.	LEGAL PROCEEDINGS

In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, except as set forth herein, there are no known legal proceedings against the Company. No governmental agency has instituted proceedings, served, or threatened the Company with any complaints.

On March 26, 2019, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors, styled Heng Ren Silk Road Investments LLC, Heng Ren Investments LP, derivatively on behalf of Sino Agro Food Inc. v. Sino Agro Food Inc., Lee Yip Kun Solomon, Tan PoayTeik, Chen BorHann, Lim Chang Soh, and Sino Agro Food Inc., as the nominal defendant (Case No.: 1:19-cv-02680) (the “Complaint”).

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

On July 23, 2020, the Court issued an Order (the “Order”) preliminarily approving settlement, authorizing notice and scheduling the settlement hearing for the Complaint. Under the terms of the Order, among other things, within 10 calendar days of the Order (i) the Company shall provide notice of the Settlement by filing with the SEC a Form 8-K, which shall include as exhibits (A) the Notice of Proposed Settlement of Shareholder Derivative Litigation (the “Notice”) and (B) the Settlement, (ii) counsel for the Plaintiffs shall file the Notice via a national wire service and (iii) the Company shall make available on its corporate website the Form 8-K and exhibits for the time period set forth in the Order. In addition, the Order scheduled a settlement hearing for October 13, 2020 to consider whether to grant final approval to the Settlement.The Settlement contains no admission of wrongdoing. The Company has always maintained and continues to believe that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws.

On October 13th 2020, the Court granted the final approval to the Settlement of Shareholder Derivative Litigation and dismissed the Shareholder Derivative Litigation with prejudice. The Court found that the terms of the settlement are fair, reasonable and adequate as to each of the parties, and hereby approved the Settlement in all respects and as of October 13th 2020 SIAF, Lee Solomon Yip Kun, Tan PoayTeil, Chen Bor Hann and Lim Chang Sohhave, fully, finally and forever released, relinquished, discharged and dismissed with prejudice from the litigated claims.

9.	COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders

As the date of this report 21.06.2021, an aggregate of 60,352,942 shares of our common stock were issued and outstanding and were owned by 1,582 holders with approximately 116 active holders of record.

Recent Sales

During the period covered by this Annual Report, we issued an aggregate of 0 (nil) shares of our common stock; and in fiscal year 2019 we issued an aggregate of 77,443 shares of our common stock to certain Chinese persons who perform services to us. The shares were issued pursuant to the exemption from registration under the Securities Act provided by its Regulation S.

PART 2; MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.	Consolidated revenues are generated from business activities as follows:

1.1. The Organic fertilizer of HAS

From 1st October 2019, HSA leased its fertilizer operation to Mr. Lee Ping (the head of the existing management team) as such HSA’s revenues are derived from leasing contracts thereon.

So from 1st October 2021, there is no more sales revenue generated from HSA but leasing and contracting revenue of $5,455,188.00 representing 55% of the group’s revenue of $9,892.398.00 and gross profit of $1,476,855.00 compares to the group’s total gross profit of -132,061.87 for fiscal year ended 31.12.2020: whereas revenue for fiscal year ended December 31, 2019 was USD 15.58 million or 11.48 percent of the Company’s total sales of goods revenue of USD 135.6 million in the same period. Gross profit for same division in the fiscal year ended December 31, 2019 was USD2.3million or 11.1% of the Company’s total gross profit in sales of goods of USD 20.60 million in the same period.

1.2	Cattle farms (MEIJI) & (JHMC)

From 1st October 2019, MEIJI leased its Cattle farms’ operation to Mr. Fan Xin June (the head of the existing management team) as such MEIJI’s revenues are derived from leasing contracts thereon.

So from 1st October 2021, there is no more sales revenue generated from MEIJI but leasing and contracting revenue of $1,984,784 representing 20% of the group total revenue of 9,892,398.00 and gross profit of $819,416.00 compares to the group’s total gross profit of -132,061.87 for fiscal year ended 31.12.2020: whereas revenue for fiscal year ended December 31, 2019 was $36.19 million, or 26.69%, of the Company’s total sales of goods revenue of USD 135.60million in the same period. Gross profit for the Cattle Farm (MEIJI) division for the 12 months ended December 31, 2019 was $6.9 million, or 33.5% percent of the Company’s total gross profit on sales of goods of $20.60 million in the same period.

1.3	Plantation of (JHST)

From 1st October 2019, JHST leased its Cattle farms’ operation to Mr. Fan Xin June (the head of the existing management team) as such MEIJI’s revenues are derived from leasing contracts thereon.

So from 1st October 2021, there is no more sales revenue generated from JHST but leasing and contracting revenue of $2,452,426.00 representing 24.78% of the group total revenue of 9,892,398.00 and gross profit of $528,110.00 compares to the group’s total gross profit of -132,061.87 for fiscal year ended 31.12.2020: whereas revenue for 12 months ended December 31, 2019 was $4.59 million or 22.28% of the Company’s total sales of goods revenue of $135.6 million in the same period. Gross profit for the plantation division for the 12 months ended December 31, 2019 was $0.88 million, or 4.27% percent of the Company’s total gross profit for sales of goods of $20.60 million in the same period.

1.4	Marketing & Trading operation of The Corporate Sector

There was no sales revenues generated due to the adversity induced from the Pandemic of COVID-19 in fiscal year 2020 incurring a loss of $88,639,486 for fiscal year ended 31.12.2020 whereas sales revenue for 12 months ended December 31, 2019 was $66.23 million or 48.8% of the Company’s total sales of goods revenue of $135.6 million in the same period. Gross profit for the plantation division for the 12 months ended December 31, 2019was 7.36 million, or 35.72% of the Company’s total gross profit for sales of goods $20.60 million in the same period.

1.5	Project Development of (CA)

The project developments (or Technology engineering consulting and services) works are carried out by CA on aquaculture related projects and by SIAF and MEIJI on non-aquaculture and agriculture projects:

There was no sales revenues generated due to the adversity induced from the Pandemic of COVID-19 in fiscal year 2020 incurring a loss of $46,246,083.00 for fiscal year ended 31.12.2020 whereas project development revenue for the12 months ended December 31 2019 was $1.72 million or 1.26% of the Company’s total revenue of $135.06 million and gross profit for project development for the same period was $0.13 million or 0.6% of the Company’s total gross profit of $20.6 million

1.6	The unconsolidated Investment incomes from investees

The Company presently has investments in two associates that their financials are not being consolidated into the Company’s consolidated financials;

a.	Investment in SJAP

From 1st October 2021, there is no more sales revenue generated from SJAP but from investment of an investee of the Company, as such in 2020 our earning in investment in SJAP is $ 88,112.00 for fiscal year ended 31.12.2020; whereas Revenue for fiscal year ended December 31, 2019 was USD 11.29 million or 8.3 percent of the Company’s total sales of goods revenue of USD 135.60 million in the same period. Gross profit for same division in the fiscal year ended December 31,2019 was at USD3.02 million, or 14.66% of the Company’s total gross profit in sales of goods of USD 20.60 million in the same period.

b. Investment in Tri-way

From 1st October 2016 the carve-off of Tri-way mentioned in earlier 10Ks and 10Qs reports that the Company is holding 36.6 % equity interest in Tri-way. Our share of losses on the investment of Tri-way is $28,277,658.00 for fiscal year ended 31.12.2020.

A summary of each business division and operations is described below:

Businesses Division:

☐	Fishery Division refers to the operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery farms, technology transfers and seafood sales and marketing, where;

Capital Award generates revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its A Power Module Technology Systems (“APM”) as follows:

(A). Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations. From January 2020 up to the date of this annual report CA has not been able to do any fishery project or fishery project development due to the effects of the Pandemic COVID-19 as such, there was no revenue generated from January 2020 to May 31st 2021. However, the Company and CA have been exploring other possible business opportunities during the period and SIAF became the joint venture partner of the China Africa Joint Chamber of Commerce and Industries (CAJCCI) which is a non-profit organization established in November 2016 by the China and Africa Governments to plan and to implement agriculture projects and related developments in Africa through development fund of US$60 Billion every three years provided by and granted by the China Government to Africa Nations in Agriculture industry projects and developments etc. In March 2021, development project papers in (i). Development of Trading of exporting dried cassavas to China and exporting of plant and equipment from China to Madagascar and developments of cassavas plantations and related value added processing and drying of cassavas on 100,000 acres of land in Madagascar and (ii). Development of goat farms and related value added processing in Madagascar were submitted to CAJCCI and Government of Madagascar; by early May 2021, both CAJCCI and the Government of Madagascar gave consents to both projects such that we have obtained official invitation to go to Madagascar to initiate the Projects subjecting to the Pandemic COVID-19 situation and conditions will be improved and controlled, we shall have our team members (including various professionals and professionals from CAJCCI) to assist our current Madagascar management teams of two members in Madagascar to start up the Projects.

(B). Seafood Sales from CA’s projected farms; became a discontinued segment of operations from October 5, 2016 when Tri-way was disposed to other third parties in term Tri-way was reclassified as an unconsolidated equity investee on same date.

●	Corporate & Others Division refers to the trading segment of business operations of the Group named internally under corporate division of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs. Over the years up until end of fiscal year 2019 the corporate division imported mainly live seafood from South Africa countries, Vietnam, Thailand, Russian and other nearby countries and frozen beef from Australia and South America countries; however it is due to the interruptions and adverse impacts caused by the Pandemic COVID-19 made it impossible and unprofitable to continue the imports of live seafood, and the poor political relationship between China and Australia in 2020 induced high risks on the imports of Australian beef. The Corporate’s trading division based on standalone figures ended up with a loss of over $1.6 million as at 31.12 2020. However, over the years the Company has built up a strong base of connections and customers in China that provides an unique opportunity to the Company to develop an additional Trading Platform aiming to generate additional revenues, profits and most importantly positive cash flows, so from July 2020 onward, the corporate division started to explore the opportunities of importing some of the China markets’ niche products and managed to start to import from March 2021, frozen chicken (that China imports millions of metric tons annually) and pork products (that China has been in shortage since the pandemic of European Swine Diseases occurred in 2018 disrupted the domestic supply of pork estimated until year 2026), from Brazil, USA, Argentina and other South America countries and (ii). Dried agriculture products (i.e. Dried Cassavas that has vast industrial and consumable food processing applications, that China has an annual short fall of over 4 million MT; peanuts, cashew-nuts, Soybeans that China imports multiples of millions of MT annually, etc.) from South Africa Countries (i.e. Madagascar, Ghana, Nigeria and Cote D’lovire etc.) and Brazil. Although in so far the Company achieved minimal financial impacts, (please refer to a standalone Q1 2021 income statement of the Trading division attached in the later Chapter named Subsequent events). During months of venturing into this trading activity, we experienced many teething problems and obstacles especially with the supplies of the said commodities affected mainly by the said Pandemic situations causing much stringent and constant changes of importation regulations requiring much tougher importation and cargoes release conditions and procedures, précised timely and orderly documentary presentation with the China custom authority and extremely tight controls domestically disorientated all arrangements with domestic cold storages and logistic operations etc. resulting in inconstancy of the supplies and untimely deliveries etc. Disregarding all of these difficult consequences and hardship, the Company feels that persistence, tolerance and with time, the trading division will prevailed leading the Company into a positive cash rich path targeting encourage performances to show starting from the early quarter 1 of fiscal year 2022. ’

Leasing and subcontracting of operations:

Over the years, there has been significant capital expenditures (CPE) and working capital (WC) required for and employed on the developments, expansion and operations of the minor operational activities that we managed to fund while our two core businesses (in the Cattle and beef of SJAP and the Fishery of CA) were generating sufficient cash flows and incomes, however after the collapse of the SJAP’s business from 2016 and the poor performances of the Mega farms from 2017 (“Crises”) for reasons mentioned in the earlier chapters and the previous Ks and Qs reports, the Company is no longer in the position to support and to finance the growth of these minor operational businesses in the way as they were before the Crises, therefore in order that capital spending could be kept within an affordable level, the Company decided to lease and sub-contract the following operations to their respective operational managements from 1st October 2019 as such there are no sales revenue and income derived from these operations but leasing and sub-contracting revenues and incomes thereon.

●	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) is in manufacturing and sales of organic fertilizer. From 1st October 2019 the Company contracted out its manufacturing and sales of organic fertilizer to its operational management; as such income of HSA is derived mainly from said management contract. Historically, HSA was developed to enhance more sales and profits of SJAP’s fertilizer due to the availability of a direct cargo train service between Xining and Hunan having a station within close proximity to HSA’s operation site and Hunan is a strong agricultural province producing big quantity of rice, tobaccos, tea and multiple varieties of produces that requires large quantity of fertilizer (especially in organic fertilizer due to the Government’s direction to phase out the application of chemical fertilizer in China). During the period of developing HSA’s business it was discovered that Hunan is big in aquaculture having many and large areas in natural fresh water lakes where aquaculture of fresh water fish is a dominated industry, as such HSA developed a water soluble fertilizer specially applied for and by the lake fishery farms to provide nutrients to the water plants and micro-organism for the sea animals etc. Although it was an excellent product but aging receivables were always a big problems to HSA with the fishery operators, the constant up-keeps and replacements of new production plants & equipment and the forever requirement of expending working areas and buildings to keep up with the productivity and the long (i.e. over 60 days) period of fermentation of raw materials required huge capital funds (both in CPE and WC) that the Company was not able to supply consistently and that was why HSA hasn’t reached its ultimate potential of becoming a multiple millions of MT per year producer. However HSA has a block of leased hilly land of 450 Chinese Mu, in which HSA developed 50 Mu originally for a cattle station that was changed into a piggery (with the capacity to hold 4,000 pigs at a time and producing 10,000 heads of pigs per year) in 2017 after the collapse of the local cattle industry. It was necessary to cut half of the hill in the said 50 Mu to get enough land leveled to build the said piggery, then it was discovered that the 450 Mu land consisting many fine sand hills. From 2018 onward the China Government stopped most of the sand mining operations in the country so all of a sudden fine construction sand became a valuable commodity with 2019’s averaged prices (of RMB245 / cubic meter or m3) jumped more than 12 times of 2017’s averaged prices. As such HSA is sitting on a block of valuable property. But sand mining is restricted by the China Government Regulation so it is impossible to obtain any sand mining permits. By September of 2020 the Company strategically designed a business plan for HSA to expand its piggery to produce 200,000 head of pigs per annual using and developing the whole of said 450 Mu that will be financed ultimately by the fine sand recovered from said development’s leveling activities. In this aspect, the related Project’s business plan (including all feasibility, viability and environmental studies) have been prepared with approaches and dialogues have been made with a number of China owned entities aiming to attract enough investors to finance the Project as soon as possible. Although currently the Pandemic effects hinder many businesses’ decisions making it difficult to predict any tangible schedule for this Hunan Project, however, our management team members are working diligently on it hoping that soon a clearer road will be opened to allow them to pick up momentum on the Project.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity. From 1st October 2019 the Company contracted out its plantation operation to its operational management; as such income of JHST is derived mainly from said management contract. Over the years, the Company has tried many means to increase the performances of the plantation (of 1,250 Chinese Mu) but failed due mainly to the plantation is situated in an area subjecting to heavy rainfalls yearly that induced root diseases to the dragon fruit plants stopping the yield of flowers. 1,250 Mu plantation is too small for growing of other selective fruit plants except for the growing of cash crops (i.e. seasonal vegetables etc.), however growing of cash crops is labor intensive, so with the forever increases of labor and operation costs in China and the seasonal unpredictable sales prices of cash crops, managements of the Company has yet to find a suitable solution for JHST but keep on trying hoping that eventually a perfect solution will surface to revitalize JHST. In the meantime leasing and contracting JHST ‘s operation to its existing operational management will limit the Company’s financing exposure in both CPE and WC requirements from JHST.

●	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects. From 1st October 2019 the Company contracted out its cattle operation to its operational management; as such incomes of JHMC are derived mainly from said management contract. JHMC’s business strategy in 2018 of changing into fattening of the Asian Yellow Cattle instead of the fattening of conventional breed of cattle (i.e. Angus and Simantals etc.) proven to be a good strategic change increasing revenues and incomes each year ever since. However this cattle operation is too small (with. Cattle Farm 1 and 2 operate on 500 Chinese Mu) coupling with the increasing of land and development costs making it extremely difficult for the Company to finance its expansion plan at the moment as such by leasing and contracting JHMC’s cattle operation to its existing operational management will provide the Company with a small but steady incomes each year and will limit capital funding to JHMC until such time the Company is in a better financial position to consider JHMC’s expansion plan.

Investments in investees:

SJAP: Up until 1st October 2019, cattle and beef divisional operation of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”) in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers, and (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores. QZH is a fully owned subsidiary of SJAP; as such, the financial statements of these three companies (SJAP, QZH and HSA) are consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercise significant control. As of December 30, 2017, QZH was derecognized as variable interest entity and its operating profit and/or loss no longer accretive to the Company’s 41.25% holding in SJAP, a variable interest entity. More details related to QZH’s discontinuance of operations is delineated throughout other sections of this report. In November 2015 the China Government announced a Macro Economic Policy to allow the imports of cattle and beef from many developing and developed countries that impacted adversely and directly to its local cattle and beef industry, all of a sudden the local cattle and beef industry was transformed from a protected industry to a non-protected industry, as such SJAP was on a decline financially since 2016 that took SJAP 3 full years to stop the bleeding capped the losses totaling to S$ 12 million as shown in SIAF’s 10K 31.12 2019 report. On September 30th 2019, Mr. Solomon Lee resigned as the Chairman of SJAP resulting in categorization of SJAP as an Investor in Associate from a subsidiary status, and SJAP contracted out its business operations to its existing operational management, as such it is not a variable interest entity and SJAP was reclassified as an unconsolidated equity investee and SJAP’s cattle and beef operation is discontinued on same date.

However in 2020 it is due to the adverse impacts of the COVID-19 Pandemic, SJAP again suffered badly with further losses of $1.28 million that was saved by a Government Grant of $1.48 million netting profit of $200,000 for 2020. It is because SJAP became an investee of SIAF since 01102019 such that its 2020 financial is not detailed in SIAF’s 10K 2020 financial report but under Chapter of Subsequent events of SIAF’s 10K 2020 a separated information memorandum attached showing SJAP’s 2020 Income Statements. Before the Pandemic COVID-19 events in 2019, a revitalization plan was developed between the company SIAF, SJAP and the Xining Government aiming to rebuild, turn and reorganize SJAP into one of the biggest cattle and beef operating complexes of the Country. The business and development plan of the Project is summarized as follows: (i). The local Government of Huangyuan district Xining (where SJAP’s core operations are located), agreed in principle to grant an additional 450 Chinese Mu zoned commercial land to SJAP such that together with SJAP’s existing land bank of 415 Chinese Mu zoned commercial and industrial land amounting to a total of 865 Chinese Mu of land collectively for the said project’s developments, (ii). The Project is to develop multiple wholesaling and retailing centers and outlets, cold storages and warehouses facilities, logistics and distribution and servicing establishments, abattoirs and value added processing factories and facilities, e-commerce centers and other supporting community services etc. to cater for 4 million heads of locally breed (long hair wild cattle) grown annually in the Huangyuan county and Xining Districts, (iii). The Project is to be developed in multiple phases for completion in 5 years with cash flows and revenues to be generated from Phase (2) of the development starting from the beginning of year 3, and its equity structure is planned to be shared between the China Central and local Government owned entities, SJAP and a number of Public Companies listed on the China Stock Exchange, (iv). Financing of the Project is planned to be shared between the possible future development grants and incentives provided by the Central and local Governments, the shareholders of the Project Company and SJAP’s assets and operations etc. and the final exit plan is to list SJAP in the Main Board of China Stock Exchange sometimes within the development period of 5 years. It is a huge project creating many businesses opportunities for the up-stream and down-stream industries and associated activities, tens of thousands of employment opportunities and social impacts etc., involving multiple of tens of billion dollars in capital expenditure and generating multiple of hundreds of billion dollars per year in various sales and servicing revenues and incomes etc. as such the drafting of its comprehensive business and related development plan is still in progress and on-going after it has been interrupted, changed, amended and reproduced a number of times due to the change of situations and conditions impacted and up-sets caused by the Pandemic COVID-19 and in reality there have been a number of progresses making positive steps (i.e. most of the relevant government departments, investor, potential up-stream and down-stream participators, heads of many labor unions and society committees, potential construction contractors and core materials suppliers etc. of the Project were introduced to the Project and consenting with the Project’s overall aim and directions and their involvements in the Project, the allocation of Project land is progressing having constant dialogues between SJAP and the Government’s land department, progresses have been made with a number of banking channels, property sales and marketing advisors, progress on the study of environmental impacts and various related viability and feasibility studies etc. All concerned parties are hoping for the right economics conditions and timing to surface after and when the said pandemic will be controlled to allow the Project to accelerate with good momentum.

TWL: Up until 5th October 2016, our divisional fishery production and sales operation was with our fully owned subsidiary Tri-way Industries Limited (TWL or Tri-way, a private company incorporated in Hong Kong ) and our 75% owned subsidiary Jiangman Fishery Development Co. Ltd. (JFD, a limited liability company incorporated in China) operating one indoor APM farm in Enping District, Enping City. On 5th October 2016 we carve out Tri-way that became an unconsolidated investee of the Company resulted with the Company owning 36.6% equity interest in Tri-way derived from (i) 23.89% as a result of retained interest in Tri-way, and (ii) 12.71% acquired in exchange for outstanding debt owed to the Company at the time. An independent appraisal was obtained to determine fair value, and this appraisal resulted in a one-time (deemed) gain of USD 56.9 million for SIAF. In reference to the press release dated January 17, 2017, wherein the Company had indicated that legal due diligence had been completed in relation to the carve-out of its aquaculture operations, the announcement that legal due diligence had been performed had been released in conjunction with what had been the main announcement, which was SIAF wishing to convey to its shareholders that JFD had been officially registered as a Wholly Foreign Owned Enterprise of Tri-way, making it legally eligible for SIAF shareholders to now own shares of Tri-way, directly. Many information related to Tri-way (The unconsolidated investee of the Company) were reported and / or recapped in respective 10K and 10Q since 2016 onward to this 2020 10K report.

Somehow, the extremely poor operational performances of its Mega Farm (AFF 4 & 5) and its incomes in 2017 to 2019 were generated mainly from the operations of AFF 1, 2 , 3a & 3b and other sub-contracted farms. Coupling the said poor performances of the Mega farm, impacts of the COVID-19 Pandemic of 2020 caused a complete write-off for AFF 1, 2,and 3 as well as to Tri-way’s sub-contracted farms incurring losses over $77 million for the fiscal year of 2020 causing all farms to stop work for over 7 months without sufficient workers, feed, supplementary, medications, transportation and maintenances etc. to keep the live stocks going and they all died during the period calculating to multiple million pieces (equivalent to multiple of thousand metric tons). It is estimated that it will cost over $80 million in Capital Expenditures and Working Capital and two years to replace said live stocks and to bring the fishery operation of the said Aqua-farms back to the revenue and income generated in fiscal year 2019. Currently Tri-way is in a very poor financial situation as such it is not practically possible for Tri-way to revitalize and to rebuild its operations in a hurry but to reduce its operations and to concentrate its efforts on rebuilding of brood stocks, the production of fingerling and nursery stocks and repairing the damages etc. It is anticipating that under current conditions, Tri-way will take a long period to recovery. However what had happened to Tri-way doesn’t mean the end of the road for Tri-way, because (i) China is the world biggest aquaculture producer and aqua-products consumers, therefore our APRAS technology and its in-door APM farms and ODRAS dams are the niche of the aquaculture industry of China and many other developing countries of the world, our aqua-farms have proven track records of performances and sustainable viability and the quality live seafood produced by our aqua-farms have already established market niches in the China markets etc. and (ii) Tri-way has been working closely with the Company on business plans since July 2020 based on improving revenues, profits and in turn cash flows strategically to lead Tri-way into its recovery path as soon as possible. Although it is difficult to materialize any prediction or plan under the current environment affected by the Pandemic COVID-19, however managements of Tri-way are trying relentlessly and continuously to overcome all obstacles encountered so far and beyond aiming to recover within the shortest time possible.

2.	CONSOLIDATED RESULTS OF OPERATIONS

2.1. Part A. Audited Income Statements of Consolidated Results of Operations for the fiscal year ended December 31, 2020, compared to the fiscal year ended December 31, 2019.

A (1) Income Statements (audited)

	2020	2019
Revenue
- Sale of goods	$-	$133,879,067
-Leasing & contracting income	9,892,398	-
- Consulting and service income from development contracts	-	1,719,247
	9,892,398	135,598,314
Cost of goods sold		(113,401,961)
Cost of Leasing & contracting	(2,324,751)
Cost of services	0	(1,590,017)

Gross profit	7,567,647	20,606,336
General and administrative expenses	-5,954,010	-13,451,761
Net income from operations	1,613,637	7,154,575
Other income (expenses)

Government grant	-	739,283
Sharee of income from unconsolidated equity investee	-28,189,546	7,537,498
Impairment losses	-104,492,817	-3,834,658
Other income		-
Non-operating expenses	-	-22,598,607
Interest expense	-	-403,668
Net income (expenses)	-132,682,363	-18,560,152

Net income before income taxes	-131,068,725	-11,405,577
Provision for income taxes

Net income	(131,068,725)	(11,405,577)
Less: Net (income) loss attributable to non - controlling interest	(992,462)	1,063,310
Net income attributable to Sino Agro Food Inc. and subsidiaries	(132,061,187)	(10,342,267)
Other comprehensive income (loss) - Foreign currency translation gain (loss)	(435,121)	3,416,381
Comprehensive income	(132,496,308)	(6,925,886)
Less: Other comprehensive (income) loss attributable to non - controlling interest	159,934	915,590
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	(132,336,374)	$(6,010,296)

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	(2.24)	$(0.21)
Diluted	(2.24)	$(0.21)

Weighted average number of shares outstanding:

Basic	58,951,700	49,963,607
Diluted	58,951,700	49,963,607

FY2020 based on results as illustrated in Table A(1), above:

In 2019 the Company’s revenues were generated from (A) Sale of Goods and (B) Consulting and Services provided in project and business developments covering technology transfers, engineering, construction, supervision, training, management and technology licensing fees etc. whereas in 2020 the Company’s revenues were derived from Leasing and Contracting contracts without any sales revenue shown in below table.

Table (A.2). below reflects segmental break-down figures of Sales of Goods Sold, Cost of Goods Sold, and related Gross Profit for the twelve months ended December 31, 2019 and of the revenues, cost and related gross profit of the Leasing and Contracting for the twelve months ended December 31, 2020.

In US$		Leasing and contracting	Sales of goods sold	Cost of Leasing and Contracting	Cost of goods sold	Gross profit of Leasing & Contracting	Sales of Goods' Gross profit
		2020	2019	2020	2019	2020	2019
SJAP	Sales of live cattle	Discontinued operation	3,752,843	Discontinued operation	3,527,690	Discontinued operation	225,153
	Sales of feed stock						-
	Bulk Livestock feed		746,232		333,275		412,957
	Concentrate livestock feed		4,864,755		2,713,600		2,151,155
	Sales of fertilizer		1,922,323		1,688,240		234,083
	SJAP Total		11,286,153		8,262,804		3,023,349
HSA	Sales of Organic fertilizer	-	2,597,088		2,154,282		442,806
	Sales of Organic Mixed Fertilizer	-	4,746,144		2,854,337		1,891,807
	Sales of Raw material	-	6,986,988		8,262,841		-1,275,853
	Leasing income	5,455,188	1,253,823	-	-	5,455,188	1,253,823
	HSA Total	5,455,188	15,584,043	-	13,271,460	5,455,188	2,312,583
	SJAP's& HSA/Organic fertilizer total	5,455,188	26,870,196	-	21,534,264	5,455,188	5,335,932
JHST	Rental income	-	615,784	-	439,747	-	176,037
	Sales of Raw material	-	1,135,371	-	1,135,371	-	-
	Sales of Dried HU Flowers	-	-	-	-	-	-
	Sales of Dried Immortal vegetables	-	101,892	-	87,336	-	14,556
	Sales of Vegetable products	-	2,732,556	-	2,055,771	-	676,785
	Leasing income	2,452,426	-	1,751,341	-	701,085	-
	JHST/Plantation Total	2,452,426	4,585,603	1,751,341	3,718,225	701,085	867,378
MEIJI							-
	Sale of Live cattle (Aromatic)	-	34,062,396	-	27,519,186	-	6,543,210
	Sales of Raw material	-	1,630,277	-	1,621,621	-	8,656
	Leasing income	1,984,784	498,362	573,410	143,979	1,411,374	354,383
	MEIJI / Cattle farm Total	1,984,784	36,191,035	573,410	29,284,786	1,411,374	6,906,249
SIAF							-
	Sales of goods through trading/import/export activities						-
	on seafood	-	29,362,140	-	26,099,679	-	3,262,461
	on imported beef and mutton	-	36,870,093	-	32,765,007	-	4,105,086
	SIAF/ Others & Corporate total	-	66,232,233	-	58,864,686	-	7,367,547

Group Total		9,892,398	133,879,067	2,324,751	113,401,961	7,567,647	20,477,106

☐	Engineering technology consulting and services:

Table below shows the revenue, cost of services and gross profit generated from consulting, services, commission and management fees for years 2020 and 2019.

	2020	2019	Difference
Revenue CA	-	1,719,247	(1,719,247)
Group Total Revenues	-	1,719,247	(1,719,247)
Cost of service
CA	-	1,590,017	(1,590,017)
Group Total Cost of sales	-	1,590,017	(1,590,017)
Gross Profit
CA	-	129,230	(129,230)
Group Total Gross Profit	-	129,230	(129,230)

Revenues decreased by $1,719,247 or 100% from $1,719,247 for the year ended December 31, 2019 to $0 for the year ended December 31, 2020. The decrease was primarily due to the effects caused by the Pandemic COVID-19.:

2.1.1 Note to General and Administrative and interest Expenses:

General and administrative (including depreciation and amortization) and interest expenses (including in Other income/(expenses) decreased by $7,901,419 or 57% from $13,855,429 for the year ended December 31, 2019 to $5,954,010 for the year ended December 31, 2020. The decrease was mainly due to the stoppage of operations of many divisions caused by the effects of Pandemic COVID-19 and the leasing and contracting of operations in MEIJI, HSA, and APWA and the termination of over 300 divisional workers also due to the adverse effects caused by the said pandemic.

Table (i)

Category	2020	2019	Difference
Office and corporate expenses	74,270	3,296,862	(3,222,592)
Wages and salaries	728,944	1,661,121	(932,177)
Traveling and related lodging	-	24,219	(24,219)
Motor vehicles expenses and local transportation	-	38,243	(38,243)
Entertainments and meals	18,462	45,672	(27,210)
Others and miscellaneous		2,907,603	(2,907,603)
Depreciation and amortization	5,132,334	5,478,041	(345,707)
Sub-total	5,954,010	13,451,761	(7,497,751)
Interest expense	-	403,668	(403,668)
Total	5,954,010	13,855,429	(7,901,419)

2.1.2. Note to depreciation and amortization:

In this respect, total depreciation and amortization amounted to $7,798,001 for the year ended December 31, 2020, out of which amount $5,132,334 was reported under general and administration expenses and $2,665,667 was reported under cost of goods sold; whereas total depreciation and amortization amounted to $7,311,242 for the year ended December 31, 2019, out of which amount $5,478,041 was reported under general and administration expenses and $1,833,201 was reported under cost of goods sold.

2.1.3. Note to Non-controlling interest:

Table (F) below shows the derivation of non-controlling interest

		Jiangmen City		Qinghai Sanjiang
	Jiangmen City Heng	Hang Mei Cattle	Hunan Shenghua	A Power
	Sheng Tai Agriculture	Farm	A Power	Agriculture Co
	Development Co.	Development Co.	Agriculture Co.,	Ltd (China)
	Ltd.(China)	Ltd.(China)	Limited (China)	Total
Name of China subsidiaries
Effective shareholding	75%	75%	76%
Abbreviated names	(JHST)	(JHMC)	(HSA)

Net income (loss) of the P.R.C. subsidiaries for the year in $	701,086	1,411,373	1,934,781	4,047,240

% of profit sharing of non-controlling interest	25%	25%	24%

Non-controlling interest's shares of Net incomes in $	175,272	352,843	464,347	992,462

The Net Loss attributed to non-controlling interest is $992,462 shared by (JHST, JHMC and HSA for the year ended December 31, 2020 as shown in Table (F) above.

2.2.	Part B. MD &A on Audited Consolidated Balance Sheet as of the year 2020compared to year 2019 (fiscal year)

Consolidated Balance sheets	December 31,2020	December 31,2019	Changes	Note
ASSETS
Current assets
Cash and cash equivalents	188,846	183,638	5,208	8
Inventories	-	0	0	9
Costs and estimated earnings in excess of billings on uncompleted contracts	0	250,828	-250,828.00
Deposits and prepaid expenses	13,141,301	12,738,217	403,084	10.1
Accounts receivable	32,658,330	98,528,589	(65,870,259)	11
Other receivables	82,083,391	95,565,376	(13,481,985)	15
Total current assets	128,071,869	207,266,648	(79,194,779)
Property and equipment
Property and equipment, net of accumulated depreciation	97,879,543	103,064,238	(5,184,695)	12
Construction in progress		0	0	13
Land use rights, net of accumulated amortization	52,482,217	47,855,024	4,627,193	14
Total property and equipment	150,361,760	150,919,262	(557,502)
Other assets
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	6,562,933	10,245,658	(3,682,725)
Investment in unconsolidated equity investee	232,100,046	249,344,711	(17,244,665)
Temporary deposit paid to entities for investments in future Sino Joint Venture companies	-	34,900,349	(34,900,349)	10.2
Total other assets	239,387,919	295,215,658	(55,827,739)
Total assets	517,821,548	653,403,825	(135,582,277)
Current liabilities
Accounts payable and accrued expenses	2,665,149	2,590,637	74,512
Billings in excess of costs and estimated earnings on uncompleted contracts	0	5,386,711	(5,386,711)
Due to a director	1,985,040	1,163,364	821,676
Other payables	36,542,468	35,362,580	1,179,888	16A
Total current liabilities	41,192,658	44,503,292	(3,310,634)	16
Non-current liabilities
Other payables	-	7,151,762	(7,151,762)
Total non-current liabilities	-	7,151,762	(7,151,762)
Stockholders’ equity
Common stock	59,963	49,976	9,987
Additional paid-in capital	135,664,235	133,575,810	2,088,425
Retained earnings	316,408,390	447,406,267	(130,997,877)
Accumulated other comprehensive income	(54,997,545)	(14,747,757)	(40,249,788)
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidiaries' equity	395,885,043	565,034,296	(169,149,254)
Non-controlling interest	80,743,848	36,712,218	44,031,630
Total stockholders' equity	476,628,891	601,746,514	(125,117,623)
Total liabilities and stockholders' equity	517,821,548	653,401,568	(135,580,020)

2.2.1 Note (8) Cash and Cash Equivalents

Cash and cash equivalents increased by $2,951 from $185,895 to $188,846 between December 31, 2019 and 2020.

2.2.2. Note (9) Break down on Inventories:

	2020	2019	Difference
	$	$	$
Bread grass	-	-	-
Beef cattle	-	-	-
Organic fertilizer	-	-	-
Forage for cattle and consumables	-	-	-
Raw materials for bread grass and organic fertilizer	-	-	-
Immature seeds			-
	-	-	-

2.2.3. Note (10) Breakdown of Deposits and Prepaid Expenses:

	2020	2019	Difference
	$	$	$
Deposits for
- purchases of equipment		2,037,425	(2,037,425)
- acquisition of land use rights		-	0
- inventories purchases	13,141,301	1,059,543	12,081,758
- construction in progress		-	0
- issue of shares as collateral		24,402,175	(24,402,175)
Shares issued for employee compensation and overseas professional and bond interest		-	-
Others		2,631,797	(2,631,797)
	13,141,301	30,130,940	(16,989,639)

2.2.4. Note (11): Aging and breakdown of Accounts receivable:

	2020
	Accounts				over 120 days and
	receivable	0-30 days	31-90 days	91-120 days	less than 1 year	Over 1 year
	$
Engineering consulting service (CA)
Sales of imported seafood (SIAF)	3,447,374				3,447,374
Sales of Cattle and Beef Meats (MEIJI)
Sales of HU Flowers (Fresh & Dried) (JHST)	7,985,064	2,595,359		5,389,705
Sales of Cattle and Beef Meats (JHMC)	6,566,194	2,100,461	4,465,733
Sales Fertilizer from (HSA)	14,659,698		5,773,129		8,886,569

Total	32,658,330	4,695,820	10,238,862	5,389,705	12,333,943	-
% of total receivables	100%	14%	31%	17%	38%	0%

☐	The normal credit period granted to the customers is 90 to 120 days. The Company will quarterly evaluate the recoverability of the over 120-day balance.

2.2.5. Note (12) Property and equipment, (P&E) net of accumulation depreciation:

	2020	2019
Plant and machinery	9,712,446	$9,652,132
Structure and leasehold improvements	91,547,512	90,615,323
Mature seeds and herbage cultivation	17,612,200	17,752,012
Furniture and equipment	3,367,887	2,613,172
Motor vehicles	3,332,541	3,241,556
	125,572,586	123,874,195

Less: Accumulated depreciation	27,693,043	20,809,957
Net carrying amount	97,879,543	$103,064,238

☐	Depreciation expenses were $7,798,001 and $7,311,242 for the years ended December 31, 2020, and 2019, respectively.

2.2.6. Note (13) Construction in progress (CIP):

2020
Construction in progress	0
- Office, warehouse and organic fertilizer plant in HSA	$0
- Oven room, road for production of dried flowers	0
- Organic fertilizer and bread grass production plant and office building	0
- Rangeland for beef cattle and office building	0
- Fish pond and breeding factory	0
$0

2.2.7. Note (14): Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2020.12.31 Balance$	Nature of ownership	Nature of project
Hunan lot 1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4/5/2011	43	4/4/2054	242,703	470	187,671	Lease	Fertilizer production
Hunan lot 2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7/1/2011	60	6/30/2071	36,666,141	50,925	30,860,669	Management Right	Pasture growing
Hunan lot 3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5/24/2011	40	5/23/2051	378,489	789	287,021	Land Use Rights	Fertilizer production
Hunan lot 4	HS.A	Ouchi Village, Fenghuo Town, Linli County	24.71	6/1/2018	50	5/31/2068	3,021,148	5,035	2,865,055	Lease	Pasture growing
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8/10/2007	60	8/9/2067	1,064,501	1,478	826,467	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3/14/2007	60	3/13/2067	1,037,273	1,441	798,124	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3/14/2007	60	3/13/2067	2,267,363	3,149	1,744,610	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9/12/2007	60	9/11/2067	2,041,949	2,836	1,588,183	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	9/12/2007	60	9/11/2067	960,416	1,334	746,990	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1/1/2008	60	12/31/2068	821,445	1,141	643,465	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1/1/2011	26	12/31/2037	5,716,764	18,323	3,518,009	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1/1/2011	26	12/31/2037	1,566,393	5,020	963,934	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4/1/2011	20	3/31/2031	5,082,136	21,176	2,604,595	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11/1/2011	40	10/30/2051	527,234	1,098	406,410	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3/4/2013	10	3/3/2023	489,904	4,083	106,146	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	10/28/2014	30	10/27/2044	4,453,665	12,371	3,525,818	Management Right	Agriculture
	JHST	Land improvement cost incurred		12/1/2013			3,914,275	6,155	3,391,141	Management Right	HU Plantation
Exchange difference							-7,951,392		-2,582,091
			678				62,300,409	136,824	52,482,217

2.2.8. Note (15) Other Receivables

	2020		Note
Advanced to employees	$
Advanced to suppliers		2,028,907	15A
Advanced to customers			15B
Advanced to SJAP		76,404,954	15C
Others		3,649,530
		$82,083,391

2.2.9. Note (16) Current Liabilities:

	2019	Note
Current liabilities
Accounts payable and accrued expenses	2,665,149
Billings in excess of costs and estimated earnings on uncompleted contracts	-
Due to a director	1,985,040
Other payables	36,542,468	16A
Borrowings - Short term bank loans
	41,192,657

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

(2). As of the date of this report we have other payables due to various third parties totaling $8,932,314.60, comprising the following:

(i). A loan was granted by a friendly third party on October 12, 2017 for $6 million that was recorded at later date by a loan agreement executed on February 18, 2019 for $6,301,480 (inclusive of an additional loan of $301,480 granted by the same third party on February 2, 2019. This loan is to be re-paid in 3 tranches inclusive of accrued interest calculated to time of repayments comprising Tranche (1) for $2,300,000, Tranche (2) for $2,350,000 and Tranche (3) for $2,746,702 on August 31, 2019, October 30, 2019 and December 31, 2019, respectively, for total repayment amount of $7,346,702 which was not paid as at December 31st 2019 and at December 31st 2020 incurring accrued interest of $773,584 and $812,028.60 for year 2019 and 2020 respectively making total loan repayments inclusive accrued interest calculated to $8,932,314.60 as at December 31st 2020.

(ii). A number of friendly third parties granted various advances and extended debts to the Company during the past years, and as at the date of this report the total loan and debts recorded under other payables of the Company’s account amounting to $9,345,811 collectively that in general do not have fixed terms of repayments and interest. However it was due to the hardship caused by the Covid-19 Pandemic 2020 to the Company, the said friendly third parties agreed to write off the debt of $9,345,811 by accepting other friendly Triway members’ offers to compensate them with Tri-way shares from their own holdings (Settlement arrangement). Therefore as at December 31st 2020 the Company has no more debt due to the said friendly third parties and a promise note from one of the friendly third party for an amount of $1,757,858.30 due to the Company for receiving extra Tri-way shares under the Settlement arrangement.

The Table below shows the other payables as at December 31st 2020:

Other Payables	2019	2020
The friendly third parties	4,707,949.56	-
ECAB	29,367,999.00	29,367,999.00
Garrett	8,120,286.00	8,932,314.60
One of the friendly third party	-	-1,757,858.00

Other payables as at 31.12.2020	42,196,234.56	36,542,455.60

Note (16B): Analysis of Convertible Note (“CB Notes”) Payable) in Other payables (current liabilities):

As of the date of this Annual Report there are various CB Notes amounting to $0.

As of December 31, 2019 there is $7,151,762 in CB Notes remaining outstanding collectively and out of which $2,130,000 is secured by 2,666,735 shares due for redemption and the return of collateralized shares on September 23, 2019; the balance of $1,173,000 are CB Notes due to 5 holders that will be settled either by cash or shares at prevailing market prices or a combination thereof during 2019 that was extended to September 23 2021 under corresponding addendums dated September 20th 2019. As of 31st December 2020 this CB Note of $7,151,762 was contrasted off with (i) the collateralized 2,666,735 shares for $2,130,000 and (ii) $5,021,762 in other receivables of the Company. Therefore as of 31st December 2020 the various CB Note are amounting to $0.

2.2.10. Income Taxes

The Company was incorporated in the State of Nevada, in the United States of America. The Company has no operations in United States of America and no US corporate tax has been provided for in the consolidated financial statements of the Company.

2.2.11. Undistributed Earnings of Foreign Subsidiaries

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

The Company filed USA tax returns for all previous year inclusive year 2016 to 2020.

As of December 31, 2018, the Company reviewed its tax position with the assistance of US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP since they are exempt from EIT for the twelve months ended December 31, 2020 and 2019 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the twelve months ended December 31, 2020.

No Macau corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the twelve months ended December 31, 2020 and 2019.

Swedish corporate income tax has been provided in the consolidated financial statements for SAFS at $1,684 for the twelve months ended December 31, 2020 and $0 for 2019.

No deferred tax assets and liabilities are payable as of December 31, 2019 and December 31, 2018 since there was no difference between the financial statements carrying amounts, and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

2.2.12. Off Balance Sheet Arrangements:

None.

2.2.13. Liquidity and Capital Resources

As of December 31 2020, unrestricted cash and cash equivalents amounted to $188,846 (see notes to the consolidated financial statements), and our net working capital as of December 31, 2019 was $185,595.

Cash provided by operating activities amounted to $8,554,505 for the twelve months ended December 31, 2020. This compared with cash provided by operating activities totaled $6,786,632 for the twelve months ended December 31, 2019. The increase in cash provided by operations is mainly due to the increase in Other receivables from $3（67,257,850） for the twelve months ended December 31, 2019 to that of $13,481,986 for the twelve months ended December 31, 2020.

Cash used in investing activities totaled $0 for the twelve months ended December 31, 2020. This compares with cash used in investing activities totaling $（11,506,614） for the twelve months ended December 31, 2019. The increase in cash flows used in investing activities primarily resulted from the increase in payment for construction in progress from $11.1million for the twelve months ended December 31, 2019 to that of $0 million for the twelve months ended December 31, 2020.

Cash provided by financing activities totaled $(0 for the twelve months December 31, 2020 compared with cash used in financing activities totaling $（73,741） for the twelve months ended December 31, 2019.

3.	CRITICAL ACCOUNTING POLICIES

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

4.	COST OF GOODS SOLD AND SERVICES

Cost of goods sold consists primarily of direct purchase cost of merchandise goods, and related levies. Cost of services consists primarily of direct cost and indirect cost incurred to date for development contracts and provision for anticipated losses on development contracts.

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0 and $156,103 for the years ended December 31, 2020 and 2019, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $0, and $956,056 for the years ended December 31, 2020 and 2019, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $855,167 for the years ended December 31, 2020 and 2019, respectively.

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

5.	POLITICAL AND BUSINESS RISK

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

For the years ended December 31, 2020 and 2019, basic (loss)/earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $(2.24) and $(0.21), respectively. For the years ended December 31, 2020 and 2019, diluted (loss)/earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $(2.24) and $(0.21), respectively.

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

For the fiscal year ended December 31, 2020

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of December 31 2020 and December 31, 2019 were translated at RMB6.52 to $1.00 and RMB6.98 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the years ended December 31, 2020 and December 31 2019 were RMB6.90 to $1.00 and RMB6.87 to $1.00, respectively.

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

6.	GOVERNMENT REGULATION

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

•             Circular on Income Tax Policies for Further Encouraging the Development of Software Industry and Integrated Circuit Industry (2012).

10．OTHERS MATTERS AND THE ROAD AHEAD:

FORWARD-LOOKING STATEMENTS

The Company has been dedicating and continued to dedicate its best efforts to revitalize its business operations, businesses and corporate affairs based on tentative time schedules due to the uncertainties and changing circumstances caused by the Covid-19 Pandemic 2020 as such at present, the Company cannot guarantee or confirm any pre-announcements or predictions on any immature prospects or projects or jobs except to report all related performances in progress with the intension to achieve the objectives as soon as practicable.

Various business and corporate action plans are summarized and listed as follow:

1.	The business divisions:

Introductions and summaries of business plans for the business divisions of the Company have been described in the earlier chapters of this annual report, however at present; the Company can’t guarantee or confirm their respective estimates and predictions.

2.	The Corporate affairs

2.1.	Unaudited financial reporting:

As of the date of this annual report, SIAF basically is already delinquent in its Form 10-Ks for fiscal year end 2019 and 2020, Form 10-Qs for periods ended March 31, 2020, June 30, 2020, September 30, 2020, and March 31, 2021. It will need to amend and restate filings going back to December 31, 2019. As such, based on legal advice, SAIF, rather than filing a delinquent and non-compliant Form 10-K, files a Form 8-K to make the unaudited and un-reviewed financial statements publicly available and that SIAF continues to file the 12b-25 as required.

On 21st June 2021 the Form 8 K of the 2020 annual report was filed.

Tentative time schedules for the filing of Form 8K for the following financial reports:

On or before 15th August 2021, the Company targets to file the Form 8K of the half yearly report 2021.

On or before 31st March 2022, the company targets to file the Form 8K of the annual report 2022.

2.2.	Audited financial reporting (restatements of financials)

As it was reported earlier that the Company’s auditors, which are located in Hong Kong, have been unable to do on-site inspections of the Company’s operations in China due to COVID-19 restrictions preventing the completion of the 2019 and 2020 audited financials of the Company. The prolonged effects of the Covid-19 Pandemic continue to interrupt our existing HK auditors’ plans to come to China and the Company’s efforts in exploring the possibility of engaging alternative auditors have not been successful although there are discussions with some of them are still in progress due primarily to that most of the said alternative auditors are presently fully occupied and requiring longer time to understand and be familiar with the complexity of the Company’s financials.

However, the Company is hoping that the Covid-19 Pandemic 2020 will be controlled effectively sometimes within September 2021 due to the encouraging results of the vaccination programs in China, Hong Kong as well as globally. If so, tentatively the Company is targeting to file following reports as follows:

On or before 30th November 2021 --- “the Restatement of audited financials for fiscal year 2019 and 2020” to allow the Company to get back onto the OTCQB within December 2021.

On or before 31st December 2021 --- “the auditors’ reviewed quarterly financials (10 Q1, Q2and Q3 2021)”--- this will also mean that the Company will have caught up to date on all late fillings of financial reports.

On or before 15th May 2022 --- “the 10K 2021 audited financials” within the official required filing days of the 10K 2021 financial reports to allow the Company to get back onto OTCQX accordingly.

2.3.	The IPO exercise of the Company’s G series preferred shares:

The contemplated offering of Series G Non-Convertible Cumulative Redeemable Perpetual Preferred shares (the “G Series”) is meant to reduce the Company’s outstanding shares, as the G Series shares are to be offered to the Company’s shareholders in exchange for the Company’s common stock as well as to be offered to any investors and shareholders targeting to raise US$40 million for the working capital needs of the Company. The Company has already filed Forms S-1 and S-4 with the SEC regarding the G Series and has received comments from the SEC on those filings. However, the Company has determined that, given the Company’s current condition, now is not an appropriate time to go forward with the G Series offering but if the Covid-19 Pandemic 2020 will be controlled effectively by September 2021, it will improve the opportunity and chances for the Company to reactivate the IPO exercise of the G series shares starting from December 2021.

2.4.	The distribution of Triway’s shares

Execution of a share dividend distribution of 18.3 million Tri-way ordinary shares to shareholders of record, originally announced in 2018 and the Company has taken the following steps toward accomplishing the share distribution: it has prepared a draft Form F-1; engaged legal counsel to provide advice on the transaction; investigated the tax implications of the transaction; and evaluated the practicability of the transaction given the Company’s current financial condition.

Three main issues make it impracticable to execute the share distribution now. First, the Company understands that there are potential negative tax consequences that would arise from the transaction. Second, the Company estimates that it would cost nearly $200,000 to complete the transaction, including fees to consultants, the transfer agent, etc. Given the Company’s difficult financial condition, as explained above, the share distribution is simply not practicable at this time.

Third, the Company’s auditors, which are located in Hong Kong, have been unable to do on-site inspections of the Company’s operations in China due to COVID-19 restrictions. This fact also makes it difficult to complete this type of complex financial transaction. Additionally, SIAF explored the potential for issuing a smaller share dividend consisting of fewer than 18.3 million shares, but again determined that this was impracticable.

However, the Company remains committed to completing the share distribution and will do so as soon as practicable. Furthermore, if the Covid-19 Pandemic 2020 will be controlled effectively by September 2021 it will improve the possibility to continue the share dividend distribution of 18.3 million Tri-way ordinary shares to shareholders of record within January 2022.

2.5.	Income Statements of Investees

The Table below shows the profit and loss of fiscal year 2020 of the Company’s investees:

1/12/2020			SJAP		Tri-way
Items			RMB	US$ equivalent	HK$	US$ equivalent
1	Operating Revenue		24,006,890	3,556,576	-	-
	Minus:	Cost of operation	16,805,106	2,489,645	534,466,761	69,141,884
	Business tax and surcharges		139	21	-	-
		Selling expenses	1,248,271	184,929	-	-
		General expenses	3,402,565	504,084	7,781,513	1,006,664
		Financial expenses	2,837,082	420,309	-	-
		Impairment losses	-	-	-	-
2	Operating profit		-286,274	-42,411	-542,248,274	-70,148,548
	Plus:	Non-operating income	1,705,324	252,641	-	-
	Minus:	Non-operating expenses	68,000	10,074	-	-
	Prior year profit or loss adjustment		-	-	-	-
	Comprehensive (loss) / income		-	-	-54,982,041	-7,112,813
3	Total profit		1,351,051	200,156	-597,230,315	-77,261,360
	Minus:	Income tax expenses	-	-	-	-
4	Net Profit		1,351,051	200,156	-597,230,315	-77,261,360

11．QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

12.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

13. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

14. CONTROLS AND PROCEDURES

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

15. OTHER INFORMATION

None.

16. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	77	CEO, Interim CFO and Chairman of the Board
Tan PoayTeik	61	Chief Marketing Officer and Director
Chen BorHann	55	Secretary and Director
ColanukuduruRavindran Muson Cheung	63 48	Independent Director Independent Director
ColanukuduruRavindran Muson Cheung Henry Sun	63 48 48	Independent Director Independent Director Independent Director

Lee Yip Kun Solomon. Mr. Lee has been a Director and our Chief Executive Officer since August 2007. From March 2004 to date he has been Company Managing Director of Capital Award Inc. Since May, 1993, he has been the CEO of IramaEdaranSdn. Bhd. (Malaysia), a modern fishery developer. There was no formal relationship between Sino Agro Food and IramaEdaran. He received a B.A. Major in Accounting and Economics from Monash University, Australia in July 1972. As a member of the board, Mr. Solomon contributes his knowledge of our company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Tan PaoyTeik. Mr. Tan has been a Director and our Chief Marketing Officer since August 2007. Since July, 2005, he has been Company Managing Director of Milux Corporation Bhd. (Malaysia), a manufacturer of home and gas appliances. He received an MBA from South Pacific University in 2005. Mr. Tan is currently the Managing Director of Milux Corporation Bhd; as such, he spends half of his working time with Milux and half with our company. As a member of the board, Mr. Tan contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Chen BorHann. Mr. Chen has been a Director and Secretary since August 2007. Since March, 2004, he has been Director and Business Development Manager of Capital Award Inc. From September 1995 to March 2004, he was Fishery Supervisor of IramaEdaranSdn. Bhd. (Malaysia). As a member of the board, Mr. Chen contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

ColanukuduruRavindran. Mr. Ravindran has been serving as a director and as an executive in a variety of industries including energy (e.g. oil & gas) and information technology with 36 years of experience in strategy, finance, fundraising, and “techno commercial”, in the U.S., India and Singapore. From 2011 to 2015, Mr. Ravindran served as the Chief Executive Officer of Terrasoft, a software development and services company. Beginning in 2015 through the present, Mr. Ravindran has acted as the Director at Union King Corporation and Atlantic Resources, a company based out of Hong Kong that is involved in worldwide trading of garments, electronic household goods, seafood etc. IN addition, in 2016 he was appointed as Director of Tri-way Industries Ltd, an independent private limited company based in Hong Kong. Mr. Ravindran received a Bachelor’s degree in Chemical Technology from Annamalai University in Tamilnadu, India in 1978 and subsequently obtained a post graduate degree in Plastics as well as in International Trade from the Indian Institute of Foreign Trade.

Muson Cheung. Mr. Cheung’s high credential is including Doctor of Business and Administration and Master of Finance, over 10 years experiences as lecturer of tertiary educationresponsible for risk and security management and investment and he has more than 15 years of experiences in financial markets, wasthe pioneer of and is a director in MC Financial Services Limited, and was the vise-president of Tiger Securities Asset Management Limited and holder of Security Broker License (Hong Kong Stock Exchange).

Henry Sun. Mr. Sun is currently the Founder and President of Reach China LLC, a cross-border consulting firm established in 2016 to help both American and Chinese companies with capital market introductions and international business development. From January 2011 to August 2016, Mr. Sun served as the CFO of Highpower International, Inc., a lithium battery company listed on Nasdaq. From November 2009 to December 2010, Mr. Sun was the CFO of Zoomlion Concrete Machinery Company, a division of Zoomlion that was listed on both the Shanghai and Hong Kong stock exchanges.  Mr. Sun also held financial management and advisory roles with various public and private companies before he joined Zoomlion. Mr. Sun has extensive experiences in financial reporting and planning, corporate finance, investor relations, capital raising, as well as managing relationships with investment bankers, auditors and lawyers.  Mr. Sun holds a Master of Business Administration degree from the Thunderbird School of Global Management at Arizona State University, and a Bachelor of Engineering degree from Beijing University of Posts and Telecommunications.

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

Board Committees:

Audit Committee

Our Audit Committee currently consists of Mr.Ravindran, Mr. Muson Cheung and Mr. Henry Sun.

Mr. Ritchey was a member of the Audit Committee until his appointment as the Company’s Acting Chief Financial Officer effective March 1, 2016. Mr. Yap resigned from our board of directors on August 15, 2017. Mr. Sandberg resigned from our board of directors on November 8, 2018. The Board has determined that:

•	all members of the Audit Committee (i) are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc., (ii) meet the criteria for independence as set forth in the Exchange Act, (iii) have not participated in the preparation of our financial statements at any time during the past three years and (iv) are financially literate and have accounting and finance experience.

Compensation Committee

Our Compensation Committee currently consists of Mr.Muson Cheung. The Board has determined that:

•	all members of the Compensation Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.;

•	all members of the Compensation Committee qualify as “non-employee directors” under Exchange Act Rule 16b-3; and

•	all members of the Compensation Committee qualify as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code“).

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

17.	EXECUTIVE COMPENSATION

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

Name and Principal Position	Year	Salary($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lee Yip Kun Solomon	2019	336,000	0	0	0	0	0	336,000
Chief Executive Officer	2029	336,000	0	0	0	0	0	336,000
Tan PaoyTeik	2018	174,000	0	0	0	0	0	174,000
Chief Marketing Officer	2020	174,000	0	0	0	0	0	174,000
Chen BorHann	2019	60,000	0	0	0	0	0	60,000
Secretary	2020	60,000	0	0	0	0	0	60,000

Summary Equity Awards or payments for remuneration

There has been no equity incentive award made to any of our executive officers as of our fiscal year ended December 31, 2019 and 2020.

Employment Agreements

Lee Yip Kun Solomon. On December 29, 2018, we renewed the three-year employment agreement effective and continuing as of January 1, 2022 with Lee Yip Kun Solomon, our Chief Executive Officer and President (the “Lee Agreement”). Pursuant to the Lee Agreement, Mr. Lee is entitled to an annual base salary of $336,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (X) = $336,000 / $ / share($Y) at time of settlement). Such shares have not been issued to Mr. Lee. Mr. Lee shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Lee Agreement provides for Mr. Lee to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Lee Agreement also includes confidentiality obligations to which Mr. Lee must adhere.

Tan PaoyTeik. On December 29, 2018, we renewed the three-year employment agreement effective and continuing as of January 1, 2022 with Tan PaoyTeik, our Chief Marketing Officer (the “Tan Agreement”). Pursuant to the Tan Agreement, Mr. Tan is entitled to an annual base salary of $174,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (T) = $174,000 / $ / share($Y) at time of settlement). Such shares have not been issued to Mr. Tan. Mr. Tan shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Tan Agreement provides for Mr. Tan to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Tan Agreement also includes confidentiality obligations to which Mr. Tan must adhere.

Chen BorHann. On December 29, 2018, we renewed the three-year employment agreement effective and continuing as of January 1, 2022 with Chen BorHann, our Secretary (the “Hann Agreement”). Pursuant to the Hann Agreement, Mr. Hann is entitled to an annual base salary of $60,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (W) = $60,000 / $ / share($Y) at time of settlement). Such shares have not been issued to Mr. Hann. Mr. Hann shal1 also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Hann Agreement provides for Mr. Hann to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Hann Agreement also includes confidentiality obligations to which Mr. Hann must adhere.

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

18.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 60,352,942 issued and outstanding shares of common stock as of December 31, 2020 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or Company known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Name and address	Shares of Common Stock	Percent of Common Stock	Shares of Series A Preferred Stock	Percent of Series A Preferred Stock	Percent of Capital Stock (1)
Directors and Officers (2):
Lee Yip Kun Solomon	2,459,697	4.93%	75	75%	60.99%
Tan PoayTeik	220,000	*	20	20%	16.09%
Chen BorHann	82,787	*	5	5%	4.03%
Anthony Soh	14,887	*	- - -	0	*
ColanukuduruRavindran	- - -	*

All Officers and Directors as a Company (5 persons)	2,777,371	5.57%	100	100%	81.11%

5% or Greater Beneficial Owners

Iliad Research & Trading, LP (3)	4,736,292	8.67%	- - -	0	1.86%
Garrett R. D’Alessandro	2,821,458	5.66%	- - -	0	1.13%

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2017, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	The weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation	1,000,000	-	1,000,000
Plans approved by
Security holders

Equity compensation	None	-	None
Plans not approved
By security holders
Total	1,000,000		1,000,000

19.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 2019, the Company was indebted to Mr. Lee in the amount of $1,165,621, and on December 31, 2018 is indebted to Mr. Lee in the amount of $2,046,499. The amounts are unsecured, interest free and have no fixed term of repayment.

20.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Principal Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountantsZhen Hui CPA (“ZHCPA”) for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

NO AUDITOR (DUE TO COVID-19)	2020 (Provision)	$180,000

NO AUDITOR (DUE TO COVID-19)	2019 (Provision)	$180,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

NO AUDITOR (DUE TO COVID-19)	2020 (provision)	$24,000

NO AUDITOR (DUE TO COVID-19)	2019 (provision)	$24,000

21.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)Financial Statements

See index to Financial Statements on Page F-1

(B)Exhibits.

Exhibit No.	Exhibit Description
2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-way Industries Limited.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement - Tri-way selling equity interest in TianQuan Science.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change:Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change:A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents:Capital Award, Inc.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents:Hang Yu Tai Investment Limited.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents:ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents:Macau Eiji Company Limited.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents:Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents:Tri-way Industries Limited.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents:A Power Agro Agriculture Development (Macau) Limited.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws.Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation.Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation.Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

3.16	Certificate of Amendment to Articles of Incorporation.Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

3.17	Certificate of Amendment to Articles of Incorporation.Incorporated herein by reference to the Current Report on Form 8-K filed on November 10, 2014 as Exhibit 3.1 thereto.

3.18	Certificate of Amendment to Articles of Incorporation.Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Foods, Inc.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred.Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred.Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Certificate of Designation of the Series F Non-Convertible Preferred Stock.Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2012 as Exhibit 3.1 thereto.

4.7	Amended and Restated Certificate of Designation of the Series F Non-Convertible Preferred Stock.Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

4.8	Promissory Note dated August 29, 2014. Incorporated herein by reference to the Current Report on Form 8-K filed on September 5, 2014 as Exhibit 4.1 thereto.

4.9	Certificate of Amendment to Certificate of Designation of the Series B Convertible Preferred Stock.Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.2 thereto.

14	Code of Ethics.Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013 as Exhibit 14 thereto.

21	List of subsidiaries. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 21 thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 .INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith

** Furnished herewith

22.	FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

June 21, 2021	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 21, 2021	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

June 21, 2021	By:	/s/ TAN POAY TEIK
Tan Poay Teik Chief Officer, Marketing

June 21, 2021	By:	/s/ CHEN BOR HANN
Chen Bor Hann Corporate Secretary

June 21, 2021	By:	/s/ MUSON CHEUNG
Muson Cheung Director

June 21, 2021	By:	/s/ COLANUKUDURU RAVINDRAN
Colanukuduru Ravindran Director

June 21, 2021	By:	/s/ HENRY SUN
Henry Sun Director

SINO AGRO FOOD, INC. AND SUBSIDIARIES

Part3 Financial report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

There is no report from any independent registered public accounting firm for this 2020 financial report due to the Covid-19 events prevented our Hong Kong based auditor to be in China to do inspection at sites and verification of our China operations.

The 2020 financials report is an un-audited financial report.

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	Note	2020	2019
ASSETS		(Unaudited)	(Unaudited)
Current assets
Cash and cash equivalents	5	$188,846	$185,895
Inventories	6	-	-
Costs and estimated earnings in excess of billings on uncompleted contracts	18	-	250,828
Deposits and prepayments	7	13,141,301	30,130,940
Accounts receivable, net of allowance for doubtful accounts	8	32,658,330	98,528,589
Other receivables	9	82,083,391	95,565,377
Total current assets		128,071,869	224,661,629
Non-current assets
Plant and equipment, net of accumulated depreciation	10	97,879,543	103,064,238
Construction in progress	11		-
Land use rights, net of accumulated amortization	12	52,482,217	51,032,928
Total non-current assets		150,361,760	154,097,166
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	6,562,933	7,067,753
Interest in unconsolidated investees	15	232,100,046	249,344,711
Temporary deposits paid to entities for investments in Sino joint venture companies	16	0	17,507,626
Total other assets		239,387,919	274,645,030

Total assets		$517,821,548	$653,403,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$2,665,149	$2,590,637
Billings in excess of costs and estimated earnings on uncompleted contracts	18	0	5,386,711
Due to directors		1,985,040	1,165,621
Other payables	19	36,542,468	35,362,580
Borrowings - Short term bank loan	20		-
Derivative liability	21		-
Convertible note payable	21		-
		41,192,658	44,505,549

Non-current liabilities
Other payables	19	-	7,151,762
Borrowings - Long term debts and bank loan	20		-
		-	7,151,762

Commitments and contingencies

Stockholders’ equity
Common stock: = $0.001 par value (59,963,332 and 51,576,085 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively)	22	59,963	51,576
Additional paid - in capital		135,664,235	133,575,810
Retained earnings		316,408,390	448,469,577
Accumulated other comprehensive income		-54,997,545	-59,011,769
Treasury stock		-1,250,000	-1,250,000
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		395,885,043	521,835,194
Non - controlling interest		80,743,848	79,911,320
Total stockholders’ equity		476,628,891	601,746,514
Total liabilities and stockholders’ equity		$517,821,548	$653,403,825

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	2020	2019
Revenue
- Sale of goods	$-	$133,879,067
-Leasing & contracting income	9,892,398	-
- Consulting and service income from development contracts	-	1,719,247
	9,892,398	135,598,314
Cost of goods sold		(113,401,961)
Cost of Leasing & contracting	(2,324,751)
Cost of services	0	(1,590,017)

Gross profit	7,567,647	20,606,336
General and administrative expenses	-5,954,010	-13,451,761
Net income from operations	1,613,637	7,154,575
Other income (expenses)

Government grant	-	739,283
Sharee of income from unconsolidated equity investee	-28,189,546	7,537,498
Impairment losses	-104,492,817	-3,834,658
Other income		-
Non-operating expenses	-	-22,598,607
Interest expense	-	-403,668
Net income (expenses)	-132,682,363	-18,560,152

Net income before income taxes	-131,068,725	-11,405,577
Provision for income taxes

Net income	(131,068,725)	(11,405,577)
Less: Net (income) loss attributable to non - controlling interest	(992,462)	1,063,310
Net income attributable to Sino Agro Food Inc. and subsidiaries	(132,061,187)	(10,342,267)
Other comprehensive income (loss) - Foreign currency translation gain (loss)	(435,121)	3,416,381
Comprehensive income	(132,496,308)	(6,925,886)
Less: Other comprehensive (income) loss attributable to non - controlling interest	159,934	915,590
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	(132,336,374)	$(6,010,296)

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	(2.24)	$(0.21)
Diluted	(2.24)	$(0.21)

Weighted average number of shares outstanding:

Basic	58,951,700	49,963,607
Diluted	58,951,700	49,963,607

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Series B Convertible		Series F Non Convertible
Common stock			Series A Preferred stock		Preferred stock		Preferred stock
	Par value $0.001		Par value $0.001		Par value $0.001		Par value $0.001
	Number of shares	Nominal Amount	Number of shares	Nominal Amount	Number of shares	Nominal Amount	Number of shares	Nominal Amount
		$		$		$		$
Balance as of January 1, 2019	49,866,174	49,866	100	-	-	-	-	-
Issue of common stock
- Employees’ and professional compensation					-	-	-	-
- As security for finance raised					-	-	-	-
Redemption of debts	1,709,911	1,710						-
Foreign currency translation difference					-	-	-	-
Balance as of December 31, 2019	51,576,085	51,576	100	-	-	-	-	-
Issue of common stock
- Employees’ and professional compensation					-	-	-	-
- As security for finance raised					-	-	-	-
Redemption of debts	8,387,247	8,387						-
Foreign currency translation difference					-	-	-	-
Balance as of December 31, 2020	59,963,332	59,963	100	-	-	-	-	-

	Treasury Number of shares	Stock Amount	Additional paid - in capital	Retained earnings	Accumulated other comprehensive income	Non - controlling interest	Total
		$	$	$	$	$	$
Balance as of January 1, 2019	-101,010	-1,250,000	181,501,056	458,811,844	-10,415,786	81,890,220	710,587,200
Issue of common stock
- Employees’ compensation	-	-	505,283	-	-	-	506,993
-Adjustment in Triway			-48,430,529				-48,430,529
- As security for finance raised	-	-		-	-	-	0
Net income for the year				-10,342,267		-1,063,310	-11,405,577
Foreign currency translation difference	-	-	-	-	-48,595,983	-915,590	-49,511,573
Balance as of December 31, 2019	-101,010	-1,250,000	133,575,810	448,469,577	-59,011,769	79,911,320	601,746,514
Issue of common stock
- Employees’ compensation	-	-		-	-	-	0
- As security for finance raised	-	-		-	-	-	0
Redemption of debts			2,088,425				2,088,425
Net income for the year				-132,061,187		992,462	-131,068,725
Foreign currency translation difference	-	-	-	-	4,014,224	-159,934	3,854,290
Balance as of December 31, 2020	-101,010	-1,250,000	135,664,235	316,408,390	-54,997,545	80,743,848	476,628,891

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019
Cash flows from operating activities
Net income (loss) for the year	$(131,068,725)	(11,405,577)
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	5,601,609	5,272,630
Amortization	2,196,392	2,038,612
Gain on deemed disposal of subsidiaries
Loss on disposal from a variable interest entity
Share based compensation costs	-	643,457
Other amortized cost arising from convertible notes and others
Share of unconsolidated equity investee	28,189,546	(7,537,498)
Changes in operating assets and liabilities:
Decrease in inventories	-	54,582,241
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts	250,828	-
Increase in deposits and prepaid expenses	34,497,265	22,110,250
(Decrease) increase in due to a director	819,419	(883,135)
Increase / (decrease) in accounts payable and accrued expenses	74,512	(5,689,721)
Increase in other payables	(5,971,874)	(7,161,231)
Decrease (increase) in accounts receivable	65,870,259	3,123,542
(Decrease) increase in tax payable		-
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(5,386,711)	38,418
Decrease in other receivables	13,481,986	(67,257,850)
Increase in interests in unconsolidated investees	-	18,912,494
Net cash provided by operating activities	8,554,505	6,786,632
Cash flows from investing activities
Acquisition of plant, property and equipment	-	(351,204)
Payment for construction in progress	-	(11,155,410)
Proceed from disposal of a long term investee		-
Proceed from disposal of plant, property and equipment	-	-
Net cash used in investing activities	-	(11,506,614)
Cash flows from financing activities
-Proceeds from convertible bond payable	-	-
Capital contribution from non-controlEng interest	-	-
Proceeds from short term debts		-
Long term debts repaid	-	(73,741)
Short term bank loan repaid		-
Net cash provided by financing activities	-	(73,741)
Effects on exchange rate changes on cash	(8,551,554)	28,819

(Decrease)/increase in cash and cash equivalents	2,951	(4,764,904)
Cash and cash equivalents, beginning of year	185,895	4,950,799
Cash and cash equivalents, end of year	$188,846	185,895

Supplementary disclosures of cash flow inforniation:
Cash paid for interest	$-	388,306
Cash paid for income taxes	$-	-
Non - cash transactions
Common stock issued as security for finance raised	$-	-
Common stock issued for services and compensation	$2,096,812	32,973
Transfer construction in progress to property and equipment	$-	12,885,923

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

The Company’s principal executive office is located at Room 3520 Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, Guangdong Province, P.R.C., 510610.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0 and $156,103 for the years ended December 31, 2020 and 2019, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $0, and $956,056 for the years ended December 31, 2020 and 2019, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $855,167 for the years ended December 31, 2020 and 2019, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $ (54,997,545) as of December 31, 2020 and $(59,011,769) as of December 31, 2019. The balance sheet amounts with the exception of equity as of December 31, 2020 and December 31, 2019 were translated using an exchange rate of RMB 6.52 to $1.00 and RMB 6.98 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the years ended December 31, 2020 and 2019 were RMB 6.90 to $1.00 and RMB 6.87to $1.00, respectively.

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

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	2020	2019
Customer A	55.14%	32.30%
Customer B	24.79%	25.17%
Customer C	20.07%	16.54%
Customer D		6.08
Customer E	-	-%
Customer F		3.62%
	100%	83.71%

		Percentage of revenue	Amount
Customer A	Organic fertilizer and Bread Grass Division	55.14%	$5,455,188
Customer B	Cattle Farm Development and HU Plantation Division	24.79%	$2,452,426
Customer C	Corporate Division	20.07%	$1,984,784

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	2020	2019
Customer A	44.89%	39.91%
Customer B	24.45%	16.11%
Customer C	14.66%	14.66%
Customer D	10.56%	11.66%
Customer E	0.02%	8.43%
Customer F		-%
	99.63%	90.77%

As of December 31, 2020, amounts due from customers A, B and C are $14,659,698, $7,985,064 and $6,438,460 respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

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

For the years ended December 31, 2020 and 2019, basic earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $(2.24), and $(0.21), respectively. For the years ended December 31, 2019 and 2018, diluted earnings (loss) per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $(2.24), and $(0.21), respectively.

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

	2020
			Organic Fertilizer
	Fishery Development	HU Plantation	and Bread Grass	Cattle Farm Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total
Revenue	$0	2,452,426	5,455,188	1,984,784	0	$9,892,398

Net income (loss)	$(46,246,083)	528,110	1,476,855	819,416	(88,639,486)	$(132,061,187)

Total assets	$133,897,842	47,355,810	103,086,572	33,741,633	199,739,691	$517,821,548

	2019
			Organic Fertilizer
	Fishery Development	HU Plantation	and Bread Grass	Cattle Farm Development	Corporate and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total
Revenue	$1,719,247	4,585,603	26,870,196	36,191,035	66,232,233	$135,598,314

Net income (loss)	$(15,636,840)	(1,963,012)	(3,630,581)	(2,276,309)	13,164,475	$(10,342,267)

Total assets	$62,172,772	47,355,810	103,086,572	84,962,290	355,826,381	$653,403,825

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Note

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”). On December 30, 2018 QZH was disposed to third party and derecognized as variable interest entity on the same date.

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”) ----（Discontinued since 31st December 2019）.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	2020
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total
Name of entity Capital Award, Inc. (CA)						-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")		2,452,426				2,452,426
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")						-
Hunan Shenghua A Power Agriculture Co., Limited ("HSA")			5,455,188			5,455,188
Macau Eiji Company Limited ("MEIJI")				1,984,784		1,984,784
Sino Agro Food, Inc. ("SIAF")					-	-
Consulting and service income for development contracts Capital Award, Inc. (CA”)						-

	-	2,452,426	5,455,188	1,984,784	0	9,892,398

Further analysis of revenue:-

	2019
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total
Name of entity Sale of goods Capital Award, Inc. (CA)						-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")		4,585,603				4,585,603
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")			11,286,153			11,286,153
Hunan Shenghua A Power Agriculture Co., Limited ("HSA")			15,584,043			15,584,043
Macau Eiji Company Limited ("MEIJI")				36,191,035		36,191,035
Sino Agro Food, Inc. ("SIAF")					66,232,233	66,232,233
Consulting and service income for development contracts Capital Award, Inc. (CA”)	1,719,247
						-
	1,719,247	4,585,603	26,870,196	36,191,035	66,232,233	135,598,314

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION

Further analysis of cost

2020
Organic
Fertilizer
	Fishery	HU	and Bread	Cattle Farm
	Development	Plantation	Grass	Development	Corporate
	Division	Division	Division	Division	others	Total
Name of entity Capital Award, Inc. (CA)	-					-
Jiang Men City Heng Sheng Tai Agriculture		1,751,340				1,751,340
Qinghai Sanjiang A Power Agriculture Co., Ltd
Hunan Shenghua A Power Agriculture Co., Limited			-			-
Macau Eiji Company Limited ("MEIJI")				573,410		573,410
Sino Agro Food, Inc. (SIAF)					-	-
Consulting and service income for development						-
	-	1,751,340	-	573,410	-	2,324,751

Further analysis of cost

	2019
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total
Name of entity Sale of goods
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd ("JHST")		3,718,225				3,718,225
Qinghai Sanjiang A Power Agriculture Co., Ltd ("SJAP")			8,262,804			8,262,804
Hunan Shenghua A Power Agriculture Co., Limited ("HSA")			13,271,460			13,271,460
Macau Eiji Company Limited ("MEIJI")				29,284,786		29,284,786
Sino Agro Food, Inc. (SIAF)					58,864,686	58,864,686
Consulting and service income for development contracts Capital Award, Inc. (“CA”)	1,590,017
	1,590,017	3,718,225	21,534,264	29,284,786	58,864,686	113,401,961

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

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

As of December 31, 2020, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

Provision for income taxes is as follows:

		2020	2019
SIAF		$-	$-
SAFS
CA, CH and CS
MEIJI and APWAM
JHST, JHMC, SJAP, QZH and HSA
	$

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2020 and 2019. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET LOSS FROM DISPOSAL OF A VARIABLE INTEREST ENTITY

Historical no longer applicable

7.	CASH AND CASH EQUIVALENTS

	2020	2019
Cash and bank balances	$188,846	$185,895

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

As of December 31, 2020, inventories are as follows:

	2020	2019
Bread grass		$
Beef cattle
Organic fertilizer
Forage for cattle and consumable
Raw materials for bread grass and organic fertilizer
Immature seeds
	-	$-

9.	DEPOSITS AND PREPAYMENTS

	2020	2019
Deposits for
- purchases of equipment	-	$2,037,425
- acquisition of land use rights	-	-
- inventories purchases	13,141,301	1,059,543
- construction in progress	-	-
- issue of shares as collateral	-	24,402,175
Shares issued for employee compensation and overseas professional and bond interest	-	-
Others	-	2,631,797
	13,141,301	$30,130,940

10.	ACCOUNTS RECEIVABLE

All accounts receivable are reflected as a current asset and no allowance for bad debt of December 31, 2020 and 2019, respectively.

Aging analysis of accounts receivable is as follows:

	2020	2019
0 - 30 days	4,695,820	$9,746,096
31 - 90 days	10,238,862	40,452,553
91 - 120 days	5,389,705	3,938,695
over 120 days and less than 1 year	12,333,943	5,777,425
over 1 year	-	38,613,820
	32,658,330	$98,528,589

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER RECEIVABLES

	2020		2019
Advanced to employees	$		$255,174
Advanced to suppliers		2,028,907	2,543,541
Advanced to customers			14,131,956
Advanced to developers		-	-
Advanced to SJAP		76,404,954	76,404,954
Others		3,649,530	2,229,752
		$82,083,391	$95,565,377

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

12.	PLANT AND EQUIPMENT

	2020	2019
Plant and machinery	$9,712,446	$9,652,132
Structure and leasehold improvements	91,547,512	90,615,323
Mature seeds and herbage cultivation	17,612,200	17,752,012
Furniture and equipment	3,367,887	2,613,172
Motor vehicles	3,332,541	3,241,556
	125,572,586	123,874,195

Less: Accumulated depreciation	27,693,043	20,809,957
Net carrying amount	$97,879,543	$103,064,238

Depreciation expenses were $5,601, 609, $5, 272, 630 for the years ended December 31, 2020, and 2019, respectively

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	CONSTRUCTION IN PROGRESS

	2020	2019
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$-	$-
- Oven room, road for production of dried flowers	-	-	-
- Organic fertilizer and bread grass production plant and office building	-	-
- Rangeland for beef cattle and office building	-	-
- Fish pond and breeding factory	-	-
	$-	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	LAND USE RIGHTS

	2020	2019
Cost	$68,293,896	$64,392,689
Less: Accumulated amortization	(15,811,679)	(13,359,761)
Net carrying amount	$52,482,217	$51,032,928

Land use rights are amortized on the straight-line basis over their respective lease periods. The lease period of agriculture land is 10 to 60 years. Amortization of land use rights were $1,710,043 and $1,553,073 for the years ended December 31, 2020 and 2019, respectively. No impairment of land use right has been identified for the years ended December 31, 2020 and 2019.

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

	2020	2019
Goodwill from acquisition	$729,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

16.	PROPRIETARY TECHNOLOGIES

	2020	2019
Cost	9,246,623	$9,232,228
Less: Accumulated amortization	(2,683,690)	(2,164,475)
Net carrying amount	6,562,933	$7,067,753

Amortization of proprietary technologies was $486,348 and $485,539 for the years ended December 31, 2020 and 2019 respectively. No impairments of proprietary technologies have been identified for the years ended December 31, 2020 and 2019

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	INTERESTS IN UNCONSOLIDATED EQUITY INTERESTS

	2020		2019
Investments at cost	$		$
- TRW		149,720,418		149,720,418
- SJAP		40,211,202		40,211,202
Cattle farm 2		20,078,441
Amount due from a consolidated equity investee		22,089,985		59,413,091
		232,100,046		$249,344,711

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended unincorporated	Projects
Investee	Engaged	2020	2019
A	Trade center	-	$	*12,000,000
B	Fish and prawn Farm 2 GaoQiqiang Aquaculture	*		*
C	Cattle farm 2	-		*5,507,626
		$-		$17,507,626

19.	VARIABLE INTEREST ENTITY TO AN INVESTOR IN ASSOCIATE

On September 28, 2009, APWAM acquired the PMH’s 45% equity interest in the Sino-Foreign joint venture company, Qinghai Sanjiang A Power Agriculture Co. Limited (“SJAP”), which was incorporated in the P.R.C. As of December 31, 2020, the Company has invested $2,251,359 in this joint venture. SJAP is engaged in its business of the manufacturing of organic fertilizer, livestock feed, and beef cattle and plantation of crops and pastures.

On September 30th 2020, Mr. Solomon Lee resigned as the Chairman of SJAP resulting in categorization of SJAP as an Investor in Associate from a subsidiary status.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	2020	2019
Costs	-	$6,186,261
Estimated earnings	-	4,777,300
Less: Billings	-	(10,712,733)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	$250,828

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	2020	2019
Billings	-	$49,175,412
Less: Costs	-	(30,098,638)
Estimated earnings	-	(13,690,063)
Billing in excess of costs and estimated earnings on uncompleted contracts	-	$5,386,711

21.	OTHER PAYABLES

	2020	2019
Due to third parties	9,271,281	$5,994,581
Straight note payable (note 23(i))	29,367,999	29,367,999
Promissory notes issued to third parties	-	7,151,762
Due to local government	-	-
	38,639,280	$42,514,342

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties		(7,151,762)
Amount classified as current liabilities	38,639,280	$35,362,580

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Name of lender	Interest rate	Term	2020	2019
China Development Bank Qinghai Province, the P.R.C.	5.2835%	November 29, 2019 - November 28, 2019	-

China Development Bank Qinghai Province, the P.R.C.	5.2835%	December 14, 2019 - December 13, 2019	-

China Development Bank Qinghai Province, the P.R.C	4.7306%	December 27, 2019 - December 27, 2020

Add: current portion of a long term bank loan

Short term bank loans

China Development Bank Qinghai Province, the P.R.C.	5.39%	December 16, 2016 - December 15, 2026

Less: current portion of long term bank loan			0	0)

Long term bank loans			$0	$0

On November 29, 2019 and December 14, 2019, the Company obtained two 1-year short term loans of RMB20 million (approximately $3.06million) and RMB10 million (approximately $1.53million) respectively from China Development Bank for the period from November 29, 2019 to November 28, 2019 and December 14, 2019 to December 13, 2019 respectively, bearing fixed interest at 5.2835% per annum. Both loans were guaranteed by Xining City SME Guarantee Corporation and have been repaid on November 28, 2019 and December 13, 2019, respectively.

On December 16, 2016, the Company obtained a 10-year long term loan of RMB40million (approximately $6.05million) from China Development Bank for the period from December 16, 2016 to December 15, 2026, bearing an annual interest rate at 110% of the benchmark rate of PBOC on the date of the loan agreement and will be adjusted in line with any adjustment of the benchmark rate which is 5.39% (2019: 5.39%). The loan was guaranteed by Mr. Zhao Yilin and Ms. Song Haixian, Mr. Zhao Yilin’s wife. The loan was also secured by land use right with net carrying amount of $397,269 as of December 31, 2020 (2019: 429,982) and a batch of plant, machinery and equipment with net carrying amount of $5,326,385 (2019: 5,954,915). On December 14, 2019, RMB500,000 (approximately $75,563) was repaid to the bank. According to the loan agreement, RMB1,500,000 (approximately $218,563) was schedule to be repaid by November 20, 2020 in two partial repayments.

On December 27, 2019, the Company obtained a 1-year short term loan of RMB30 million (approximately $4.37 million) from China Development Bank for the period from December 27, 2019 to December 27, 2020, bearing fixed interest at 4.7306% per annum. This loan was guaranteed by Xining City SME Guarantee Corporation.

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

As of December 31, 2020, as a result, the amount outstanding under Note 1 was reclassified as other payables – straight note payable of $29,367,999 (see Note 21) and a loss on restructuring of $6,225,204 which representing the non-amortized part of the discount upon the issuing of the convertible bond incurred during the year.

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

(ii)	On October 20, 2019, the Company issued another Convertible Note (the "Note 2") with a principal amount of $4,000,000 due on February 28, 2019. The note holder had the option to convert all or any part of the outstanding note into the common stock of the Company (the "Primary Optional Conversion") or TRW (the "Secondary Optional Conversion") at any time for a period of eight months from the note's maturity date. The conversion price for Primary Optional Conversion is lesser of $1.5 per share or at 65% of the market share price of the Company. While the conversion price for Secondary Optional Conversion is $3.41 per share subject to equitable adjustment for stock split, stock dividend or right offerings.

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of December 31, 2020, no settlement for both origination fee and interest payment. The supplemental agreement to the Bond Subscription Agreement with the Subscriber to extend the Bond Issue by a year to December 31, 2020 was signed. All other terms and conditions of the Bond Subscription Agreement and the Conditions continue in full force and effect.

The fair value of the conversion option was approximately $211,320, the Company discounted the note and created a derivative liability, which will be evaluated each quarter and adjusted for any change in value. For the year ended December 31, 2020 and 2019, the Company recognized the amortization of the discount of approximately $nil and $106,297, respectively.

The Company estimated the fair value of the derivative liabilities using the Binomial Option Pricing Model and the following key assumptions during 2019

2020
Expected dividends	-
Expected term (years)	0.34
Volatility	52.09% - 54.32%
Risk-free rate	1.65% - 1.9%

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of December 31, 2020 and 2019

	Level 1	Level 2	Level 3	Total
	$	$	$	$
LIABILITIES:
Derivative liabilities as of December 31, 2019	-	-	0	0
Derivative liabilities as of December 31, 2020	-	-	2,100	2,100

The following table represents the change in the fair value of the derivative liabilities during the year ended December 31, 2020

$
Fair value of derivative liabilities as of December 31, 2019	2,100
Change in fair value of derivative liabilities	-
Fair value of derivative liabilities as of December 31, 2020	0

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

The Group’s share capital as of December 31, 2020 and 2019 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

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

During the year ended December 31, 2020, the Company (i) issued 6,511,081 shares of common stock at US$0.25 per share in quarter (1) for US$1,596,370 for settlement of debts and (ii) issued 1,876,166 shares of common stocks at US$0.25 per shares for US$469,041 for settlement of debts and there was no further issuance of shares of common stock since thus total issuance of shares of common stocks for the year ended December 2020 is 8,387,247 shares for US$2,065,411.

The Company has 59,963,332 and 51,576,085 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $812 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2021; and (ii) 2,695 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $3,034 , its lease expiring on July 8, 2022.

Lease expenses were $46,128 and $41,121 for the years ended December 31, 2020 and 2019, respectively.

The future minimum lease payments as of December 31, 2020, are as follows:

Within 1 year	$46,152
2 to 5 years	33,418
Over 5 years	-
$79,570

26.	STOCK BASED COMPENSATION

On June 30, 2019, the Company issued employees total of 117,000 shares of common stock valued at fair value of $3.45 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2019, the Company issued employees total of 500,800 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2019, the Company issued employees total of 1,050,502 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $1 per share.

As of December 31, 2020, the deferred compensation balance for staff was $0 and $2,101,825 were to be amortized over 6 months and 1 year, respectively beginning on January 1, 2020.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27.	CONTINGENCIES

On March 26, 2020, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors. The Complaint alleges violations of securities law and state law, breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plantiffs, has diluted shareholder ownership and oppressed shareholders of the Company. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend against the Complaint.

On July 23rd 2020 the settlement agreement between the plaintiffs and the Company to settle the shareholder derivate complaint was preliminary approved and final approval was granted on October 13th 2021 as such the case was closed on October 13th 2020 officially.

On September 22, 2015, the Company entered into a trade facility agreement with two independent third parties. Pursuant to the agreement, the Company provides collateral in the form of Company's common shares to a PRC based lender (the "Lender") and the Lender agrees to provide a revolving trade facility loan up to $20,000,000 to a PRC based borrower. The arrangement was commenced on February 15, 2016 and will be expired on September 15, 2020.

As of December 31, 2020, the Company has issued aggregate 5,708,312 common shares as collateral and the trade facility line reduced to $13 million that was settled and written off with the consent of the Lender on the understanding that it is due to the impacts of the Covid-19 the borrower is no longer requiring the revolving trade facility. Therefore as at December 31st 2020 the Company has no more contingent liability regarding to this trade facility to the Lender.

28.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended December 31, 2020 and 2019, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions
Mr. Solomon Yip Kun Lee, Chairman	Included in due to directors, due to Mr. Solomon Yip Kun Lee is $1,985,040 and $1,165,621 as of December 31, 2020 and 2019, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Tri-Way Industries Limited (“TRW”) Unconsolidated equity investee	Included in interest in unconsolidated equity investee, due from Tri-Way Industries Limited is $170,150,427 and $209,133,510 as of December 31, 2020 and December 31, 2019, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SJAP	Included in interest in unconsolidated equity investee, due from SJAP Limited is $41,871,178 and $40,211,202 as of December 31, 2020 and December 31, 2019, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	EARNINGS PER SHARE

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

	2020	2019
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	(132,061,187)	$(10,342,267)
Basic earnings per share	(2.24)	$(0.21)
Basic weighted average shares outstanding	58,951,700	49,963,607

	2020	2019
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	(132,061,187)	$(10,342,267)
Diluted earnings per share	(2.24)	$(0.21)
Diluted weighted average shares outstanding	58,951,700	49,963,607