Form 10-Q
period 2021-06-30
Sino Agro Food, Inc.
filed 2021-08-11
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For period Q1 & Q2 to ended June 30, 2021

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 1st January 2021 to 30th June 2021.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report or any amendment to this annual report. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the issuer on August 6th 2021, based upon the $0.069 per share closing price of such stock on that date, was in round figure of $4,164,618.00.

There were 60,356,776 shares of our common stock issued and outstanding consisting 59,516,423 free trading shares and 840,353 as at 6th August 2021.

Documents incorporated by reference: None

SINO AGRO FOOD, INC. AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

There is no report from any independent registered public accounting firm for this 2020 financial report due to the Covid-19 events prevented our Hong Kong based auditor to be in China to do inspection at sites and verification of our China operations.

The 2020 financials report is an unaudited financial report.

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2021	December 31, 2020
		(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	7	$173,738	$188,846
Inventories	8	-	-
Costs and estimated earnings in excess of billings on uncompleted contracts		-	-
Deposits and prepayments	9	13,929,779	13,141,301
Accounts receivable, net of allowance for doubtful accounts	10	19,880,881	32,658,330
Other receivables	11	77,979,221	82,083,392
Total current assets		111,963,619	128,071,869
Non-current assets
Plant and equipment, net of accumulated depreciation	12	95,219,634	97,879,543
Construction in progress	13
Land use rights, net of accumulated amortization	14	51,488,934	52,482,217
Total non-current assets		146,708,568	150,361,760
Other assets
Goodwill	15	724,940	724,940
Proprietary technologies, net of accumulated amortization	16	6,440,168	6,562,933
Interest in unconsolidated investees	17	232,152,692	232,100,046
Total other assets		239,317,800	239,387,919

Total assets		$497,989,987	$517,821,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$3,597,951	$2,665,150
Billings in excess of costs and estimated earnings on uncompleted contracts		-	-
Due to directors		2,084,292	1,985,040
Other payables	18	37,984,515	36,542,468
Borrowings - Short term bank loan	19
Derivative liability
Convertible note payable	20
		43,666,758	41,192,658

Non-current liabilities
Other payables		-	-
Borrowings - Long term debts and bank loan
		-	-

Stockholders’ equity
Common stock: = $0.001 par value (60,352,942 and 59,963,332 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively)	21	60,353	59,963
Additional paid - in capital		135,722,286	135,664,235
Retained earnings		299,577,991	316,408,390
Accumulated other comprehensive income		-61,305,643	-54,997,545
Treasury stock		-1,250,000	-1,250,000
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		372,804,987	395,885,043
Non - controlling interest		81,518,242	80,743,848
Total stockholders’ equity		454,323,229	476,628,891
Total liabilities and stockholders’ equity		$497,989,987	$517,821,549

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	June 30, 2021	June 30, 2020
Revenue
- Sale of goods	$-	$-
-Leasing & contracting income	5,242,971	4,946,199
	5,242,971	4,946,199
Cost of goods sold	-	-
Cost of Leasing & contracting	(1,221,657)	(1,162,376)

Gross profit	4,021,314	3,783,824
General and administrative expenses	-2,679,305	-2,977,000
Net income from operations	1,342,010	806,824
Other income (expenses)

Government grant	-
Sharee of income from unconsolidated equity investee	52,646	-14,094,773
Impairment losses	-17,723,648	-52,246,409
Interest expense
Net income (expenses)	-17,671,002	-66,341,182

Net income before income taxes	-16,328,992	-65,534,358
Provision for income taxes

Net income	(16,328,992)	(65,534,358)
Less: Net (income) loss attributable to non - controlling interest	(501,407)	13,762,215
Net income attributable to Sino Agro Food Inc. and subsidiaries	(16,830,399)	(51,772,143)
Other comprehensive income (loss) - Foreign currency translation gain (loss)	(6,035,111)	8,541,563
Comprehensive income	(22,865,510)	(43,230,580)
Less: Other comprehensive (income) loss attributable to non - controlling interest	(272,987)	571,476

Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	(23,138,497)	$(42,659,104)

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	(0.28)	$(0.88)
Diluted	(0.28)	$(0.88)

Weighted average number of shares outstanding:

Basic	60,158,137	58,712,555
Diluted	60,158,137	58,712,555

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021 Q1-2	2020 Q1-2
Cash flows from operating activities
Net income (loss) for the year	$(16,328,992)	(65,534,358)
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	6,038,535	5,615,837
Amortization	3,320,187	3,021,370
Gain on deemed disposal of subsidiaries
Other amortized cost arising from convertible notes and others
Share of unconsolidated equity investee	(52,646)	14,094,773
Changes in operating assets and liabilities:
Decrease in inventories	-	-
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts	-	-
Increase in deposits and prepaid expenses	(788,478)	(6,994,154)
(Decrease) increase in due to a director	99,252
Increase/(decrease) in accounts payable and accrued expenses	932,801	5,247,554
Increase in other payables	1,442,047	2,549,983
Decrease (increase) in accounts receivable	12,777,449	32,954,753
(Decrease) increase in tax payable
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts
Decrease in other receivables
Increase in interests in unconsolidated investees
Net cash provided by operating activities	7,440,155	(9,044,242)
Cash flows from investing activities
Acquisition of plant, property and equipment	-
Payment for construction in progress	-
Proceed from disposal of a long term investee
Proceed from disposal of plant, property and equipment	-
Net cash used in investing activities	-
Cash flows from financing activities
-Proceeds from convertible bond payable	-
Capital contribution from non-controlEng interest	-
Proceeds from short term debts
Long term debts repaid	-
Short term bank loan repaid
Net cash provided by financing activities	-
Effects on exchange rate changes on cash	(7,455,263)	5,822,546

(Decrease)/increase in cash and cash equivalents	(15,108)	(3,221,696)
Cash and cash equivalents, beginning of year	188,846	4,950,799
Cash and cash equivalents, end of year	$173,738	1,729,103

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

On November 26, 2008, SIAF established Pretty Mountain Holdings Limited (“PMH”), a company incorporated in Hong Kong with an 80% equity interest. On May 25, 2009, PMH formed a corporate Sino-Foreign joint venture, Qinghai Sanjiang A Power Agriculture Co. Ltd. (“SJAP”), incorporated in the P.R.C., of which PMH owns a 45% equity interest. At the time, the remaining 55% equity interest in SJAP was owned by the following entities:

●	Qinghai Province Sanjiang Group Company Limited (English translation) (“Qinghai Sanjiang”), a company incorporated in the P.R.C with major business activities in the agriculture industry; and

●	Guangzhou City Garwor Company Limited (English translation) (“Garwor”), a company incorporated in the P.R.C., specializing in sales and marketing.

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

The nature of the operations and principal activities of the Company and its subsidiaries are described in Note 2.2.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1	FISCAL YEAR

The Company has adopted December 31 as its fiscal year end.

2.2	REPORTING ENTITIES

Name of subsidiaries	Place of incorporation	Percentage of interest*	Principal activities
Capital Award Inc. (“CA”)	Belize	(2021: 100%) directly	Fishery development and holder of A-Power Technology master license.

Capital Hero Inc. (“CS”)	Belize	(2021:100%)indirectly	Dormant Capital HeroInc.

(“CH”)Capital Stage Inc. (CH)	Belize	(2021: 100%) indirectly	Dormant Capital Stage Inc.(CS)

Macau Eiji Company Limited (“MEIJI”)	Macau, P.R.C.	(2021: 100%) directly	Investment holding, cattle farm development, beef cattle and beef trading

Sino Agro Food Sweden AB (“SAFS”).	Sweden		Dormant: Dissolved 31st December

A Power Agro Agriculture Development (Macau) Limited (“APWAM”)	Macau, P.R.C.	(2021: 100%) directly	Investment holding

Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)	P.R.C.	(2021: 75%) Indirectly	HylocereusUndatus Plantation (“HU Plantation”).

Jiang Men City Hang Mei Cattle Farm Development Co., Limited (“JHMC”)	P.R.C.	(2021:75%) indirectly	Beef cattle cultivation

Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)	P.R.C.	(2021:76%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle and sheep cultivation, and plantation of crops and pastures

Name of associate (investee)	Place of incorporation	Percentage of interest*	Principal activities
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)	P.R.C.	(2021: 41.25%) indirectly	Manufacturing of organic fertilizer, livestock feed, and beef cattle

Tri-way Industries Limited	Hong Kong, P.R.C.	(2021: 36.6%) directly	A-Power Technology license (P.R.C.)
Sales and marketing of fishery production& products.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.3	BASIS OF PRESENTATION

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0 and $85,475 for the six months ended June 30, 2021 and 2020, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $0, and $485,568 for the six months ended June 30, 2021 and 2020, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $349,541 for the six months ended June 30, 2021 and 2020, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $ (61,305,643) as of June 30, 2021 and $(54,997,545) as of December 31, 2020. The balance sheet amounts with the exception of equity as of June 30, 2021 and December 31, 2019 were translated using an exchange rate of RMB 6.46 to $1.00 and RMB 6.52 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the six months ended June 30, 2021 and 2020 were RMB 6.47 to $1.00 and RMB 6.58 to $1.00, respectively.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of June 30, 2021 and December 31, 2020 amounted to $173,738 and $188,846, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	2021 Q1-2	2020 Q1-2
Customer A	53.22%	31.54%
Customer B	28.71%	26.27%
Customer C	18.07%	18.32%
Customer D		7.09%
Customer F		3.09%
	100%	86.31%

		Percentage of revenue	Amount
Customer A	Organic fertilizer and Bread Grass Division	53.22%	$2,790,309
Customer B	Cattle Farm Development and HU Plantation Division	28.71%	$1,505,258
Customer C	Corporate Division	18.07%	$947,404

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	June 30, 2021	December 31, 2020
Customer A	43.05%	44.89%
Customer B	20.17%	24.45%
Customer C	12.56%	14.66%
Customer D	11.25%	10.56%
Customer E	2.54%	0.02%
Customer F		%
	89.57%	99.63%

As of June 30, 2021, amounts due from customers A, B and C are $8,558,719, $4,009,974 and $2,497,039 respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of 31 December 2019, 2020 and 30 June 2021, the Company provided impairment losses of -$3,834,658.00, -$104,492,817.00 and -$17,723,648.00 respectively.

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

For the six months ended June 30, 2021 and 2020, basic earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $(0.28), and $(0.88), respectively. For the six months ended June 30, 2021 and 2020, diluted earnings (loss) per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $(0.28), and $(0.88), respectively.

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

Financial instruments consist principally of cash, accounts receivable, Deposits and prepayments, accounts payable and accrued expenses, other payables, due to a director and income tax payables. The carrying amounts of such financial instruments in the accompanying condensed consolidated balance sheet approximate their fair values due to their relatively short-term nature. The Company’s long-term borrowing, promissory notes and convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2019. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

Certain balances have been reclassified in the December 31, 2018 consolidated balance sheet and the consolidated statement of cash flows on a basis consistent with the financial statements as of and for the year ended December 31, 2019. There is no further reclassification since.

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

	June 30, 2021
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total
Revenue	$0	1,308,333	2,653,964	1,280,674	0	$5,242,971
Net income (loss)	$(3,511,424)	267,409	731,237	544,061	(14,861,681)	$(16,830,399)
Total assets	$128,023,261	47,414,554	103,670,726	33,706,092	185,175,354	$497,989,987

	June 30, 2020
	Fishery		Organic Fertilizer	Cattle Farm
	Development	HU Plantation	and Bread Grass	Development	Corporate and
	Division (1)	Division (2)	Division (3)	Division (4)	others (5)	Total
Revenue	$0	1,103,592	2,618,490	1,224,117	0	$4,946,199
Net income (loss)	$(28,672,571)	343,272	841,807	442,485	(24,727,135)	$(51,772,143)
Total assets	$124,547,854	56,524,872	75,482,876	58,745,778	157,418,784	$472,720,164

Note

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”). On December 30, 2018 QZH was disposed to third party and derecognized as variable interest entity on the same date.

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”) ---- (Discontinued since 31st December 2019).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the six months ended June 30, 2021
			Organic Fertilizer
	Fishery	HU	and Bread	Cattle Farm	Corporate
	Development	Plantation	Grass	Development	and
	Division	Division	Division	Division	others	Total
Name of entity Capital Award, Inc. (CA)						-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)		1,308,333				1,308,333
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)						-
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			2,653,964			2,653,964
Macau Eiji Company Limited (“MEIJI”)				1,280,674		1,280,674
Sino Agro Food, Inc. (“SIAF”)					-	-
	-	1,308,333	2,653,964	1,280,674	0	5,242,971

Further analysis of revenue:-

	For the six months ended June 30, 2020
	Fishery Development Division	HU Plantation Division	Organic Fertilizer and Bread Grass Division	Cattle Farm Development Division	Corporate and others	Total
Name of entity Capital Award, Inc. (CA)						-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)		1,242,916				1,242,916
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)						-
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			2,729,330			2,729,330
Macau Eiji Company Limited (“MEIJI”)				973,953		973,953
Sino Agro Food, Inc. (“SIAF”)					-	-
	-	1,242,916	2,729,330	973,953	0	4,946,199

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost

	For the six months ended June 30, 2021
			Organic Fertilizer
	Fishery	HU	and Bread	Cattle Farm	Corporate
	Development	Plantation	Grass	Development	and
	Division	Division	Division	Division	others	Total
Name of entity Capital Award, Inc. (CA)	-					-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)		950,417				950,417
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			-			-
Macau Eiji Company Limited (“MEIJI”)				271,240		271,240
Sino Agro Food, Inc. (SIAF)					-	-
	-	950,417	-	271,240	-	1,221,657

Further analysis of cost

	For the six months ended June 30, 2021
			Organic Fertilizer
	Fishery	HU	and Bread	Cattle Farm	Corporate
	Development	Plantation	Grass	Development	and
	Division	Division	Division	Division	others	Total
Name of entity Capital Award, Inc. (CA)	-					-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)		944,616				944,616
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			-			-
Macau Eiji Company Limited (“MEIJI”)				217,759		217,759
Sino Agro Food, Inc. (SIAF)					-	-
	-	944,616	-	217,759	-	1,162,375

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

United	States of America

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

As of 30 June 2021, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

Provision for income taxes is as follows:

	June 30, 2021		December 31, 2020
SIAF		$-	$-
SAFS
CA, CH and CS
MEIJI and APWAM
JHST, JHMC, SJAP, QZH and HSA
$

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2020 and 2019. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

6.	NET LOSS FROM DISPOSAL OF A VARIABLE INTEREST ENTITY

Historical no longer applicable

7.	CASH AND CASH EQUIVALENTS

	June 30, 2021	December 31, 2020
Cash and bank balances	$173,738	$188,84

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INVENTORIES

As of June 30, 2021, inventories are as follows:

	June 30, 2021	December 31, 2020
Bread grass		$
Beef cattle
Organic fertilizer
Forage for cattle and consumable
Raw materials for bread grass and organic fertilizer
Immature seeds
	-		$-

9.	DEPOSITS AND PREPAYMENTS

	June 30, 2021	December 31, 2020
Deposits for
- purchases of equipment	-	$-
- acquisition of land use rights	-	-
- inventories purchases	13,929,779	13,141,301
- construction in progress	-	-
- issue of shares as collateral	-	-
Shares issued for employee compensation and overseas professional and bond interest	-	-
Others	-	-
	13,929,779	$13,141,301

10.	ACCOUNTS RECEIVABLE

All accounts receivable are reflected as a current asset and no allowance for bad debt of June 30, 2021 and December 31, 2020, respectively.

Aging analysis of accounts receivable is as follows:

	June 30, 2021	December 31, 2020
0 - 30 days	1,125,414	$4,695,820
31 - 90 days	3,820,785	10,238,862
91 - 120 days	2,100,461	5,389,705
over 120 days and less than 1 year	12,834,221	12,333,943
over 1 year	-	-
	19,880,881	$32,658,330

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER RECEIVABLES

	June 30, 2021		December 31, 2020
Advanced to employees	$		$-
Advanced to suppliers		298,554	2,028,907
Advanced to customers
Advanced to developers		-	-
Advanced to SJAP		75,640,904	76,404,954
Others		2,039,763	3,649,530
		$77,979,221	$82,083,391

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

12.	PLANT AND EQUIPMENT

	June 30, 2021	December 31, 2020
Plant and machinery	$10,489,442	$9,712,446
Structure and leasehold improvements	92,939,669	91,547,512
Mature seeds and herbage cultivation	18,533,307	17,612,200
Furniture and equipment	3,536,281	3,367,887
Motor vehicles	3,452,512	3,332,541
	128,951,211	125,572,586

Less: Accumulated depreciation	33,731,577	27,693,043
Net carrying amount	$95,219,634	$97,879,543

13.	CONSTRUCTION IN PROGRESS

	June 30, 2021	December 31, 2020
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$-	$-
- Oven room, road for production of dried flowers	-	-
- Organic fertilizer and bread grass production plant and office building	-	-
- Rangeland for beef cattle and office building	-	-
- Fish pond and breeding factory	-	-
	$-	$-

14.	LAND USE RIGHTS

	June 30, 2021	December 31, 2020
Cost	$70,052,058	$68,293,896
Less: Accumulated amortization	(18,563,124)	(15,811,679)
Net carrying amount	$51,488,934	$52,482,217

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	GOODWILL

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

	June 30, 2021	December 31, 2020
Goodwill from acquisition	$729,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

16.	PROPRIETARY TECHNOLOGIES

	June 30, 2021	December 31, 2020
Cost	9,692,600	$9,232,228
Less: Accumulated amortization	(3,252,432)	(2,164,475)
Net carrying amount	6,440,168	$7,067,753

17.	INTERESTS IN UNCONSOLIDATED EQUITY INTERESTS

	June 30, 2021		December 31, 2020
Investments at cost	$		$
- TRW		149,720,418		149,720,418
- SJAP		40,211,202		40,211,202
Cattle farm 2		20,078,441		20,078,441
Amount due from a consolidated equity investee		22,142,631		22,089,985
		232,152,692		$232,100,046

18.	OTHER PAYABLES

	June 30, 2021	December 31, 2020
Due to third parties	11,441,796	$9,271,281
Straight note payable (note 23(i))	26,542,719	29,367,999
Promissory notes issued to third parties	-	-
Due to local government	-	-
	37,984,515	$38,639,280

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	-
Amount classified as current liabilities	37,984,515	$38,639,280

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	BORROWINGS

There are no provisions in the Company’s bank borrowings and long term debts that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par.

Name of lender	Interest rate	Term	June 30, 2021	December 31, 2020
China Development Bank Qinghai Province, the P.R.C.	5.2835%	November 29, 2019 - November 28, 2019	-

China Development Bank Qinghai Province, the P.R.C.	5.2835%	December 14, 2019 - December 13, 2019	-

China Development Bank Qinghai Province, the P.R.C	4.7306%	December 27, 2019 - December 27, 2020

Add: current portion of a long term bank loan

Short term bank loans

China Development Bank Qinghai Province, the P.R.C.	5.39%	December 16, 2016 - December 15, 2026

Less: current portion of long term bank loan			0	0)

Long term bank loans			$0	$0

On November 29, 2019 and December 14, 2019, the Company obtained two 1-year short term loans of RMB20 million (approximately $3.06 million) and RMB10 million (approximately $1.53 million) respectively from China Development Bank for the period from November 29, 2019 to November 28, 2019 and December 14, 2019 to December 13, 2019 respectively, bearing fixed interest at 5.2835% per annum. Both loans were guaranteed by Xining City SME Guarantee Corporation and have been repaid on November 28, 2019 and December 13, 2019, respectively.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	CONVERTIBLE NOTE PAYABLES

(i)	On August 29, 2014, the Company completed the closing of a private placement financing transaction with an accredited investor, which purchased a 10.5% Convertible Note (the “Note 1”) in the aggregate principal amount of up to $33,300,000. The Company received the total advance of $11,632,450. The Company shall offer investor a discount equal to 25% of the amount of the principal advanced by the investor.

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	CONVERTIBLE NOTE PAYABLES (CONTINUED)

(ii)	On October 20, 2019, the Company issued another Convertible Note (the “Note 2”) with a principal amount of $4,000,000 due on February 28, 2019. The note holder had the option to convert all or any part of the outstanding note into the common stock of the Company (the “Primary Optional Conversion”) or TRW (the “Secondary Optional Conversion”) at any time for a period of eight months from the note’s maturity date. The conversion price for Primary Optional Conversion is lesser of $1.5 per share or at 65% of the market share price of the Company. While the conversion price for Secondary Optional Conversion is $3.41 per share subject to equitable adjustment for stock split, stock dividend or right offerings.

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of December 31, 2020, no settlement for both origination fee and interest payment. The supplemental agreement to the Bond Subscription Agreement with the Subscriber to extend the Bond Issue by another year to December 31, 2021 was signed. All other terms and conditions of the Bond Subscription Agreement and the Conditions continue in full force and effect.

The fair value of the conversion option was approximately $211,320, the Company discounted the note and created a derivative liability, which will be evaluated each quarter and adjusted for any change in value. For the year ended December 31, 2020 and 2019, the Company recognized the amortization of the discount of approximately $nil and $106,297, respectively.

The Company estimated the fair value of the derivative liabilities using the Binomial Option Pricing Model and the following key assumptions during 2020

2021
Expected dividends	-
Expected term (years)	0.34
Volatility	52.09% - 54.32%
Risk-free rate	1.65% - 1.9%

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of December 31, 2020 and 2019

	Level 1	Level 2	Level 3	Total
	$	$	$	$
LIABILITIES:
Derivative liabilities as of December 31, 2019	-	-	0	0
Derivative liabilities as of December 31, 2020	-	-	2,100	2,100

The following table represents the change in the fair value of the derivative liabilities during the year ended December 31, 2020

$
Fair value of derivative liabilities as of December 31, 2019	2,100
Change in fair value of derivative liabilities	-
Fair value of derivative liabilities as of 30 June 2021	0

The above note agreement contained regular provisions requiring timely repayment of principals and accrued interests, payment of default interest in the event of default, default and optional conversion and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the convertible note agreement.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	SHAREHOLDERS’ EQUITY

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

The Company has 60,352,942 and 59,963,332 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

22.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $812 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2021; and (ii) 2,695 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $3,034, its lease expiring on July 8, 2022.

Lease expenses were $26,254 and $24,357 for the six months ended June 30, 2021 and 2020, respectively.

The future minimum lease payments as of December 31, 2020, are as follows:

Within 1 year	$31,541
2 to 5 years	26,485
Over 5 years	-
$58,026

23.	STOCK BASED COMPENSATION

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

As of June 30, 2021, the deferred compensation balance for staff was $0 and $0 were to be amortized over 6 months and 1 year, respectively beginning on January 1, 2020.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	CONTINGENCIES

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

Name of related party	Nature of transactions
Mr. Solomon Yip Kun Lee, Chairman	Included in due to director, due to Mr. Solomon Yip Kun Lee is $2,084,092 and $1,985,040 as of June 30, 2021 and December 31, 2020, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Tri-Way Industries Limited (“TRW”) Unconsolidated equity investee	Included in interest in unconsolidated equity investee, due from Tri-Way Industries Limited is $168,614,275 and $170,150,427 as of June 30, 2021 and December 31, 2020, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SJAP	Included in interest in unconsolidated equity investee, due from SJAP Limited is $41,895,847 and $41,871,178 as of June 30, 2021 and December 31, 2020, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	EARNINGS PER SHARE

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

	Six months ended June 30, 2021	Six months ended June 30, 2020
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	(16,830,399)	$(21,772,143)
Basic earnings per share	(0.28)	$(0.88)
Basic weighted average shares outstanding	60,158,137	58,712,555

	Six months ended June 30, 2021	Six months ended June 30, 2020
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	(16,830,399)	$(21,772,143)
Diluted earnings per share	(0.28)	$(0.88)
Diluted weighted average shares outstanding	60,158,137	58,712,555

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

So from 1st October 2020, there is no more sales revenue generated from HSA but leasing and contracting revenue of $2,653,964 representing 51% of the group’s revenue of $5,242,971 and gross profit of $2,653,964 compares to the group’s total gross profit of -4,021,315 for six months ended 31.12.2021: whereas revenue for the six months ended June 30, 2020 was USD 2.73 million or 55.18 percent of the Company’s total sales of goods revenue of USD 4.9 million in the same period. Gross profit for same division for the six months ended June 30, 2020 was USD2.7million or 72% of the Company’s total gross profit in sales of goods of USD 3.78 million in the same period.

1.2	Cattle farms (MEIJI) & (JHMC)

From 1st October 2019, MEIJI leased its Cattle farms’ operation to Mr. Fan Xin June (the head of the existing management team) as such MEIJI’s revenues are derived from leasing contracts thereon.

So from 1st October 2020, there is no more sales revenue generated from MEIJI but leasing and contracting revenue of $1,280,674 representing 24% of the group total revenue of 5,242,971 and gross profit of $909,434 compares to the group’s total gross profit of -4,021,315 for six months ended June 30, 2021: whereas revenue for the six months ended June 30, 2020 was $0.97 million, or 19.69%, of the Company’s total sales of goods revenue of USD 4.95million in the same period. Gross profit for the Cattle Farm (MEIJI) division for the six months ended June 30, 2020 was $0.76 million, or 19.98% percent of the Company’s total gross profit on sales of goods of $3.78 million in the same period.

1.3	Plantation of (JHST)

From 1st October 2019, JHST leased its Cattle farms’ operation to Mr. Fan Xin June (the head of the existing management team) as such MEIJI’s revenues are derived from leasing contracts thereon.

So from 1st October 2020, there is no more sales revenue generated from JHST but leasing and contracting revenue of $1,308,333 representing 28% of the group total revenue of 5,242,971 and gross profit of $457,917 compares to the group’s total gross profit of - of -4,021,315 for six months ended June 30, 2021: whereas revenue for the six months ended June 30, 2020 was $1.24 million, or 25.13%, of t the Company’s total sales of goods revenue of USD 4.95 million in the same period. Gross profit for the plantation division for t the six months ended June 30, 2020 was $0.30 million, or 7.88% percent of the Company’s total gross profit on sales of goods of $3.78 million in the same period.

Note：We are receiving cash flow from these leasing and contracting (L&C) payments, however there are minimal surplus of net positive cash flows resulted from the L&C proceeds due primarily to the effect of the Covid-19 Pandemic has been slowing down their operations and in turn increasing the aging period of account receivables, the necessary requirements of capital expenditures and costs to satisfy the permissive operational conditions regulated by various Government Authorities, the needs of certain capital expenditures to meet productivities to keep up with the markets’ requirements and changing conditions and the maintenance and up keeping cost of the whole properties (inclusive operational and non-operational properties) etc. that are using up most of their account receivables. Somehow right now it is a sustainable and acceptable condition because under current financial situation and environment of the Company, we do not need to fund the said referred expenditures and costs.

1.4	Marketing & Trading operation of The Corporate Sector

$0 and 0 for six ended June 30, 2021, and 2020.

1.5	Project Development of (CA)

The project developments (or Technology engineering consulting and services) works are carried out by CA on aquaculture related projects and by SIAF and MEIJI on non-aquaculture and agriculture projects:

$0 and 0 for six ended June 30, 2021, and 2020.

Back Ground and history

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

●	Corporate & Others Division refers to the trading segment of business operations of the Group named internally under corporate division of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs. Over the years up until end of fiscal year 2019 the corporate division imported mainly live seafood from South Africa countries, Vietnam, Thailand, Russian and other nearby countries and frozen beef from Australia and South America countries; however it is due to the interruptions and adverse impacts caused by the Pandemic COVID-19 made it unprofitable to continue the imports of live seafood.. The Corporate’s trading division based on standalone figures ended up with $ 0 as at 30 June 2021. However, over the years the Company has built up a strong base of connections and customers in China that provides an unique opportunity to the Company to develop an additional Trading Platform aiming to generate additional revenues, profits and most importantly positive cash flows, so from July 2020 onward, the corporate division started to explore the opportunities of importing some of the China markets’ niche products and managed to start to secure sources of supply for (i). Frozen chicken products for arrival starting August 2021 (that China imports millions of metric tons annually) and frozen pork products from Brazil, USA, Argentina and other South America countries for arrival starting September 2021. In this respect, China has been in shortage of pork since the pandemic of European Swine Diseases occurred in 2018 disrupted the domestic supply of pork estimated until year 2026). and (ii). Dried agriculture products (i.e. Dried Cassavas that has vast industrial and consumable food processing applications, that China has an annual short fall of over 4 million MT; peanuts, cashew-nuts for arrival starting September 2021 and Soybeans that China imports multiples of millions of MT annually, etc.) from South Africa Countries (i.e. Madagascar, Ghana, Nigeria and Cote D’lovire etc.) and Brazil for arrival at later months (From November) of 2021 . The Company feels that with time, the trading division will prevailed leading the Company into a positive cash rich path targeting encourage performances to show starting from the early quarter 1 of fiscal year 2022.’

Leasing and subcontracting of operations:

●	The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) is in manufacturing and sales of organic fertilizer. From 1st October 2019 the Company contracted out its manufacturing and sales of organic fertilizer to its operational management; as such income of HSA is derived mainly from said management contract.

●	Plantation Division refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity. From 1st October 2019 the Company contracted out its plantation operation to its operational management; as such income of JHST is derived mainly from said management contract.

●	Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects. From 1st October 2019 the Company contracted out its cattle operation to its operational management; as such incomes of JHMC are derived mainly from said management contract.

Investments in equity investees:

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

Somehow, the extremely poor operational performances of its Mega Farm (AFF 4 & 5) and its incomes in 2017 to 2019 were generated mainly from the operations of AFF 1, 2, 3a & 3b and other sub-contracted farms. Coupling the said poor performances of the Mega farm, impacts of the COVID-19 Pandemic of 2020 caused a complete write-off for AFF 1, 2,and 3 as well as to Tri-way’s sub-contracted farms incurring losses over $77 million for the fiscal year of 2020 causing all farms to stop work for over 7 months without sufficient workers, feed, supplementary, medications, transportation and maintenances etc. to keep the live stocks going and they all died during the period calculating to multiple million pieces (equivalent to multiple of thousand metric tons). It is estimated that it will cost over $80 million in Capital Expenditures and Working Capital and two years to replace said live stocks and to bring the fishery operation of the said Aqua-farms back to the revenue and income generated in fiscal year 2019. Currently Tri-way is in a very poor financial situation as such it is not practically possible for Tri-way to revitalize and to rebuild its operations in a hurry but to reduce its operations and to concentrate its efforts on rebuilding of brood stocks, the production of fingerling and nursery stocks and repairing the damages etc. It is anticipating that under current conditions, Tri-way will take a long period to recovery.

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	Difference
Revenue
- Sale of goods	$-	$-
- Leasing & contracting income	5,242,971	4,946,199	296,772
	5,242,971	4,946,199	296,772
Cost of goods sold	-	-	0
Cost of Leasing & contracting	(1,221,657)	(1,162,376)	(59,281)

Gross profit	4,021,314	3,783,824	237,491
General and administrative expenses	-2,679,305	-2,977,000	297,696
Net income from operations	1,342,010	806,824	535,186
Other income (expenses)

Government grant	-
Sharee of income from unconsolidated equity investee	52,646	-14,094,773	14,147,419
Impairment losses	-17,723,648	-52,246,409	34,522,761
Interest expense
Net income (expenses)	-17,671,002	-66,341,182	48,670,179

Net income before income taxes	-16,328,992	-65,534,358	49,205,365.59
Provision for income taxes

Net income	(16,328,992)	(65,534,358)	49,205,366
Less: Net (income) loss attributable to non - controlling interest	(501,407)	13,762,215	-14,263,622
Net income attributable to Sino Agro Food Inc. and subsidiaries	(16,830,399)	(51,772,143)	34,941,744
Other comprehensive income (loss) - Foreign currency translation gain (loss)	(6,035,111)	8,541,563	-14,576,674
Comprehensive income	(22,865,510)	(43,230,580)	20,365,070
Less: Other comprehensive (income) loss attributable to non - controlling interest	(272,987)	571,476	-844,463
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	(23,138,497)	$(42,659,104)	19,520,607

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	(0.28)	$(0.88)	0.60
Diluted	(0.28)	$(0.88)	0.60

Weighted average number of shares outstanding:

Basic	60,158,137	58,712,555	1,445,582
Diluted	60,158,137	58,712,555	1,445,582

Overall comparison of Q2 2021to Q2 2020

Note 1 and 2: The consolidated results of operation:

The Company’s revenues generated from the leasing & contracting activities were $5,242,971 for the half yearly period ended June 30, 2021 compared to $4,946,199 for the same period ended June 30, 2020 representing a increase of 6% or $296,772 primarily due to gains in exchange rate of the RMB from the average of US$1=RMB6.85 in first half year of 2020 ended 30th June 2020 to US$6.47 as in the same period of 2021 ended 30 June 2021.

The Company’s cost of leasing and contracting activities were $1,221,656 for the 1st half yearly period ended June 30, 2021 compared to $1,162,376 for the same period ended June 30, 2020 due primarily for the gains in exchange rate of the RMB explained above.

Gross profits of the Company generated from leasing and contracting activities were $4,021,315 for the 1st half yearly period ended June 30, 2021compared to $$3,783,824 for the same period ended June 30, 2020, representing an increase of 6% or $237,490.

The Company didn’t generate revenue neither from the sales of goods, the consulting and servicing nor from the corporate trading activities for the same period ended 30 June 2021 and 2020.

The Table below shows revenues, costs and gross profits generated from respective segmental operation referring to Note 1 and 2 above:

Leasing & contarcting	Revenues		Cost of revenues		Gross profits			References
division of	30.06.2021	30.06.2020	30.06.2021	30.06.2020	30.06.2021	30.06.2020	Differences	to Notes
JHST (the planation)	1,308,333	1,242,916	850,416	944,616	457,917	298,300	65,417	1
HS.A (the fertilizer)	2,653,964	2,729,330	-	-	2,653,964	2,729,330	-75,366	1
JHMC (MEIJI) (the cattle)	1,280,674	973,953	371,240	217,759	909,434	756,194	3,228,580	1
	5,242,971	4,946,199	1,221,656	1,162,375	4,021,315	3,783,824	3,218,631	3

Note 4; the unconsolidated results from investees of the investment division;

For the 6 months ended 30 June 2021 netting a total gain of $52,646 from the investees of the investment division for the 6 months period ended 30 June 2021 compares to a total loss of -$14,094,773 for the 6 months period ended 30 June 2020.

Note 5：Provision for impairment losses

The Company has made provision for bad debts being written off in amount of -$17,723,648 thus reducing account receivable from -$52,246,409 as at 31.12.2020 to $19,880,881 as at 30 June 2021, the reason for the provision is due primarily to the continuing effects of the Covid-19 pandemic affecting operations of the down-stream businesses and associates of the Company that are suffering adverse consequences.

Note (3) : General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) decreased by $297,695 or -10.6% from $2,679,305 for Q2 2021 to $2,997,000 for Q2 2020. The decrease was primarily due to the overall decrease in corporate expenses.

Category	2021Q1-2	2020Q1-2	Difference

Office and corporate expenses	65,451	95,412	(29,961)
Wages and salaries	404,969	384,721	20,248
Traveling and related lodging	-	6,427	(6,427)
Motor vehicles expenses and local transportation	-	2,194	(2,194)
Entertainments and meals	-	-	-
Others and miscellaneous	-	-	-
Depreciation and amortization	2,208,885	2,496,867	(287,982)
Sub-total	2,679,305	2,977,000	-297,695
Interest expense	-	-	-
Total	2,679,305	2,977,000	-297,695

Note (5) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

Name of China subsidiaries	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)	Hunan Shenghua A Power Agriculture Co., Limited (China)	Total
Effective shareholding	75%	75%	76%
Abbreviated names	(JHST)	(JHMC)	(HSA)
Net income (loss) of the P.R.C. subsidiaries for the year in $	356,545	725,414	962,154
% of profit sharing of non-controlling interest	25%	25%	24%
Non-controlling interest’s shares of Net incomes in $	89,136	181,354	230,917	501,407

The Net Income loss attributed to non-controlling interest is $501,407 shared by JHST, JHMC, HSA, SJAP and JFD, collectively for Q1-2 2021 as shown in Table (F) above.

Note (6) to Table A 1 Earnings per shares (EPS)

Earnings per share increased by0.60(basic) and 0.60(diluted) per share from EPS of -$0.28 (basic) and -$0.28 (diluted) for Q1-2 2021 from EPS of -$0.88 (basic) and $0.88 (diluted) for Q2 2021. The reason for the increase is primarily due to the net income attributed to the group increased by $34,941,744 from -$51,772,143 for the 6 months ended 30 June 2020 to $16,830,399 for the 6 months ended 30 June 2021.

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the six months ended 30 June 2021 (Q2 2021) compared to the twelve months ended 31 December 2020 (fiscal year 2020)

Consolidated Balance sheets	June 30, 2021	December 31, 2020	Changes	Note
ASSETS
Current assets
Cash and cash equivalents	173,738	188,846	(15,108)	6
Inventories	-	-		7
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	-
Deposits and prepaid expenses	13,929,779	13,141,301	788,478	8
Accounts receivable	19,880,881	32,658,330	(12,777,449)	9
Other receivables	77,979,221	82,083,391	(4,104,170)
Total current assets	111,963,619	128,071,869	(16,108,250)
Property and equipment
Property and equipment, net of accumulated depreciation	95,219,634	97,879,543	(2,659,909)	10
Construction in progress
Land use rights, net of accumulated amortization	51,488,934	52,482,217	(993,283)	11
Total property and equipment	146,708,568	150,361,760	(3,653,192)
Other assets			-
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	6,440,168	6,562,933	(122,765)
Investment in unconsolidated equity investee	232,152,692	232,100,046	52,646	12
Total other assets	239,317,800	239,387,919	(70,119)
Total assets	497,989,987	517,821,548	(19,831,561)
Current liabilities				13
Accounts payable and accrued expenses	3,597,951	2,665,149	932,802
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Due to a director	2,084,292	1,985,040	99,252
Other payables	37,984,515	36,542,468	1,442,047
Total current liabilities	43,666,758.00	41,192,658	2,474,100
Stockholders’ equity
Common stock	60,353	59,963	390
Additional paid-in capital	135,722,286	135,664,235	58,051
Retained earnings	299,577,991	316,408,390	(16,830,399)
Accumulated other comprehensive income	(61,305,643)	(54,997,545)	(6,308,098)
Treasury stock	(1,250,000)	(1,250,000)	-
Total SIAF Inc. and subsidiaries’ equity	372,804,987	395,885,043	(23,080,056)
Non-controlling interest	81,518,242	80,743,848	774,394
Total stockholders’ equity	454,323,229	476,628,891	(22,305,662)
Total liabilities and stockholders’ equity	497,989,987	517,821,548	(19,831,561)

Note (6) Cash and Cash Equivalents

The change in cash and cash equivalent was $(15,108) when comparing cash and cash equivalent of $173,738 and $188,846 as at June 30, 2021 and December 31, 2020, respectively.

Note (7) Inventories

There was no inventory recorded as at ended June 2021 and 2020 respectively.

Note (9) Breakdown of Accounts receivable:

	June 30, 2021
	Accounts receivable $	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year	Over 1 year
Engineering consulting service (CA)
Sales of imported seafood (SIAF)
Sales of Cattle and Beef Meats (MEIJI)
Sales of HU Flowers (Fresh & Dried) (JHST)	3,951,904		1,356,545		2,595,359
Sales of Cattle and Beef Meats (JHMC)	7,691,608	1,125,414		2,100,461	4,465,733
Sales Fertilizer from (HSA)	8,237,369		2,464,240		5,773,129
	-
Total	19,880,881	1,125,414	3,820,785	2,100,461	12,834,221	-
% of total receivables	100%	6%	19%	11%	65%	0%

Information on Concentration of credit risk of revenue:

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of December 31, 2020 and June 30, 2021 amounted to $188,846 and $173,738, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	30.06.2021	30.06.2020
Customer A	53.22%	31.54%
Customer B	28.71%	26.27%
Customer C	18.07%	18.32%
Customer D		7.09%
Customer E		3.09%

	100%	86.31%

		Percentage of revenue	Amount
Customer A	Organic fertilizer and Bread Grass Division	53.22%	$2,790,309
Customer B	Cattle Farm Development and HU Plantation Division	28.71%	$1,505,258
Customer C	Corporate Division	18.07%	$947,404

		Percentage of revenue	Amount
Customer A	Organic fertilizer and Bread Grass Division	53.22%	$2,790,309
Customer B	Cattle Farm Development and HU Plantation Division	28.71%	$1,505,258
Customer C	Corporate Division	18.07%	$947,404

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	June 30, 2021	December 31, 2020
Customer A	43.05%	44.89%
Customer B	20.17%	24.45%
Customer C	12.56%	14.66%
Customer D	11.25%	10.56%
Customer E	2.54%	0.02%
Customer F		%
	89.57%	99.63%

As of June 30, 2021, amounts due from customers A, B and C are $8,558,719, $4,008,974 and $2,497,039 respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past but is expecting the continuing impacts caused by the Covid-19 pandemic may induce further problems to the operation of the customers as such it may be necessary to make provision to write off bad debts of the customers during later quarters of this current fiscal year.

Note (10) Property and equipment, net of accumulated depreciation

30-Jun-21
(Unaudited)

Plant and machinery	$10,489,442
Structure and leasehold improvements	92,939,669
Mature seeds and herbage cultivation	18,533,307
Furniture and equipment	3,536,281
Motor vehicles	3,452,512
128,951,211

Less: Accumulated depreciation	33,731,577
Net carrying amount	$95,219,634

Note (11) Land Use Rights, net of accumulated amortization

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2021.6.30 Balance $	Nature of ownership	Nature of project
Hunan lot1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	2011-4-5	43	2054-4-4	242,703	470	184,849	Lease	Fertilizer production
Hunan lot2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	2011-7-1	60	2071-6-30	36,666,141	50,925	30,555,117	Management Right	Pasture growing
Hunan lot3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	2011-5-24	40	2051-5-23	378,489	789	282,290	Land Use Rights	Fertilizer production
Hunan lot4	HS.A	Ouchi Village, Fenghuo Town, Linli County	24.71	2018-6-1	50	2068-5-31	3,021,148	5,035	2,834,844	Lease	Pasture growing
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	2007-8-10	60	2067-8-9	1,064,501	1,478	817,596	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	2007-3-14	60	2067-3-13	1,037,273	1,441	789,480	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	2007-3-14	60	2067-3-13	2,267,363	3,149	1,725,715	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	2007-9-12	60	2067-9-11	2,041,949	2,836	1,571,166	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	2007-9-12	60	2067-9-11	960,416	1,334	738,987	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	2008-1-1	60	2068-12-31	821,445	1,141	636,620	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	2011-1-1	26	2037-12-31	5,716,764	18,323	3,408,071	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	2011-1-1	26	2037-12-31	1,566,393	5,020	933,811	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	2011-4-1	20	2031-3-31	5,082,136	21,176	2,477,541	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	2011-11-1	40	2051-10-30	527,234	1,098	399,819	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	2013-3-4	10	2023-3-3	489,904	4,083	81,651	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	2014-10-28	30	2044-10-27	4,453,665	12,371	3,451,591	Management Right	Agriculture
	JHST	Land improvement cost incurred		2013-12-1			3,914,275	6,155	3,354,214	Management Right	HU Plantation
Exchange difference							-199,743		-2,754,428.74
			678				70,052,058	136,824	51,488,934

Note (12) Investment in unconsolidated equity investee

June 30, 2021
Investments at cost
- TRW	$149,720,418
- SJAP	40,211,202
Cattle farm 2	20,078,441
Amount due from a consolidated equity investee	22,142,631
232,152,692

Note (13) Current Liabilities:

June 30, 2021

Accounts payable and accrued expenses	3,597,951
Due to a director	2,084,292
Other payables	37,984,515
43,666,758

Note (14) Non-current liabilities

There was no outstanding other payments recorded as at 30.06.2021 and 31.12.2020.

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

None.

Liquidity and Capital Resources

As of June 30 2021, unrestricted cash and cash equivalents amounted to $173,738 (see notes to the consolidated financial statements), and our working capital as of June 30, 2021 was $68,296,861.

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short Term Bank Loan
Long Term Debts		29,367,999			29,367,999
Promissory Notes

Cash provided by operating activities amounted to $7,440,155 for Q1-2 2021. This compares with cash provided by operating activities totaling $(9,044,242) for Q1-2 2020. The decrease in cash flows from operations primarily resulted from the increase in deposits and prepaid expenses to $(788,478) for Q1-2

2021 from $(6,994,154) for Q1-2 2020.

Cash used in investing activities totaled $0 for Q1-2 2020. This compares with cash used in investing activities totaling $0 for Q1-2 2020.

Cash used in financing activities totaled $0 for Q1-2 2021. This compares with cash from financing activities totaling $0 for Q1-2 2020.

Part C. MD & A on Unaudited Consolidated cash flow statements of Continued Operations for the six months ended 30 June 2021 (Q2 2021) compared to the six months ended 30 June 2020.

	2021 Q1-2	2020 Q1-2
Cash flows from operating activities
Net income (loss) for the year	$(16,328,992)	(65,534,358)
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	6,038,535	5,615,837
Amortization	3,320,187	3,021,370
Gain on deemed disposal of subsidiaries
Other amortized cost arising from convertible notes and others
Share of unconsolidated equity investee	(52,646)	14,094,773
Changes in operating assets and liabilities:
Decrease in inventories	-	-
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts	-	-
Increase in deposits and prepaid expenses	(788,478)	(6,994,154)
(Decrease) increase in due to a director	99,252
Increase/(decrease) in accounts payable and accrued expenses	932,801	5,247,554
Increase in other payables	1,442,047	2,549,983
Decrease (increase) in accounts receivable	12,777,449	32,954,753
(Decrease) increase in tax payable
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts
Decrease in other receivables
Increase in interests in unconsolidated investees
Net cash provided by operating activities	7,440,155	-9,044,242
Cash flows from investing activities
Acquisition of plant, property and equipment	-
Payment for construction in progress	-
Proceed from disposal of a long term investee
Proceed from disposal of plant, property and equipment	-
Net cash used in investing activities	-
Cash flows from financing activities
-Proceeds from convertible bond payable	-
Capital contribution from non-controlEng interest	-
Proceeds from short term debts
Long term debts repaid	-
Short term bank loan repaid
Net cash provided by financing activities	-
Effects on exchange rate changes on cash	(7,455,263)	5,822,546

(Decrease)/increase in cash and cash equivalents	(15,108)	(3,221,696)
Cash and cash equivalents, beginning of year	188,846	4,950,799
Cash and cash equivalents, end of year	$173,738	1,729,103

3.	CRITICAL ACCOUNTING POLICIES

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0 and $85,475 for the six months ended June 30, 2021 and 2020, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $0, and $485,568 for the six months ended June 30, 2021 and 2020, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $349,541 for the six months ended June 30, 2021 and 2020, respectively.

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

INVENTORIES

Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Costs incurred in bringing each product to its location and conditions are accounted for as follows:

●	raw materials - purchase cost on a weighted average basis;

●	manufactured finished goods and work-in-progress - cost of direct materials and labor and a proportion of manufacturing overhead based on normal operation capacity but excluding borrowing costs; and

●	retail and wholesale merchandise finished goods - purchase cost on a weighted average basis.

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

For the six months ended June 30, 2021 and 2020, basic (loss)/earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $(0.28) and $(0.88), respectively. For the six months ended June 30, 2021 and 2020, diluted (loss)/earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $(0.28) and $(0.88), respectively.

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the U.S. dollars. The functional currency of the Company is the Chinese Rimini (RMB). For those entities whose functional currency is other than the U.S. dollars, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholder equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period.

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

For the six months ended June 30, 2021

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2021 and December 31, 2020 were translated at RMB6.46 to $1.00 and RMB6.52 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows f for the six months ended June 30, 2021 and 2020 were RMB6.47 to $1.00 and RMB6.87 to $1.00, respectively.

For the six months ended June 30, 2020

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of June 30, 2020 and December 31, 2019 were translated at RMB7.08 to $1.00 and RMB6.98 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the six months ended June 30, 2020 and 2019 were RMB6.87 to $1.00 and RMB6.78 to $1.00, respectively.

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

STOCK-BASED COMPENSATION

The Company adopts both ASC Topic 718, “Compensation - Stock Compensation” and ASC Topic 505-50, “Equity-Based Payments to Non-Employees” using the fair value method in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available. Under ASC Topic 718 and ASC Topic 505-50, stock compensation expenses is measured at the grant date on the value of the option or restricted stock and is recognized as expenses, less expected forfeitures, over the requisite service period, which is generally the vesting period.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for six months ended June 30, 2021 through 2020 were RMB6.47 and RMB6.87, respectively.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

ITEM 1. LEGAL PROCEEDINGS

As it was reported in Q1 2019:

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this half yearly report, there has not been any share issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith

**	furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

August 11, 2021	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)