Form 10-Q
period 2021-09-30
Sino Agro Food, Inc.
filed 2021-11-15
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For period Q3 to ended September 30, 2021

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 1st January 2021 to 30th September 2021.

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

The aggregate market value of the voting stock held by non-affiliates of the issuer on November 5th 2021, based upon the $0.070 per share closing price of such stock on that date, was in round figure of $4,166,149.00.

There were 60,356,776 shares of our common stock issued and outstanding consisting 59,516,423 free trading shares and 840,353 restricted shares as at November 14th 2021.

Documents incorporated by reference: None

ITEM I: The consolidated financial statements:

SINO AGRO FOOD, INC. AND SUBSIDIARIES

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

There is no report from any independent registered public accounting firm for this 10 Q3 2021 financial report due to the Covid-19 events prevented our Hong Kong based auditor to be in China to do inspection at sites and verification of our China operations.

The 10 Q3 2021 financials report is an audited financial report.

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	Note	2021	2020
		(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	5	$271,743	$188,846
Inventories	6	-	-
Costs and estimated earnings in excess of billings on uncompleted contracts	18	-	-
Deposits and prepayments	7	13,651,183	13,141,301
Accounts receivable, net of allowance for doubtful accounts	8	23,063,519	32,658,330
Other receivables	9	73,300,467	82,083,392
Total current assets		110,286,912	128,071,869
Non-current assets
Plant and equipment, net of accumulated depreciation	10	95,083,386	97,879,543
Construction in progress	11
Land use rights, net of accumulated amortization	12	51,967,143	52,482,217
Total non-current assets		147,050,529	150,361,760
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	6,338,275	6,562,933
Interest in unconsolidated investees	15	185,646,216	232,100,046
Total other assets		192,709,431	239,387,919

Total assets		$450,046,872	$517,821,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses		$3,274,135	$2,665,150
Billings in excess of costs and estimated earnings on uncompleted contracts	18	-	-
Due to directors		2,099,763	1,985,040
Other payables	19	38,252,484	36,542,468
Borrowings - Short term bank loan	20
Derivative liability	21
Convertible note payable	21
		43,626,382	41,192,658

Non-current liabilities
Other payables	19	-	-
Borrowings - Long term debts and bank loan	20
		-	-

Stockholders’ equity
Common stock: = $0.001 par value (60,352,942 and 59,963,332 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	22	60,353	59,963
Additional paid - in capital		135,722,286	135,664,235
Retained earnings		242,514,672	316,408,390
Accumulated other comprehensive income		-51,601,624	-54,997,545
Treasury stock		-1,250,000	-1,250,000
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		325,445,687	395,885,043
Non - controlling interest		80,974,803	80,743,848
Total stockholders’ equity		406,420,490	476,628,891
Total liabilities and stockholders’ equity		$450,046,872	$517,821,549

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Revenue
- Sale of goods	$-	$-
-Leasing & contracting income	7,864,457	7,394,568
	7,864,457	7,394,568
Cost of goods sold	-	-
Cost of Leasing & contracting	(1,832,486)	(1,737,751)

Gross profit	6,031,971	5,656,816
General and administrative expenses	(4,025,655)	(4,465,500)
Net income from operations	2,006,316	1,191,316
Other income (expenses)

Government grant	-
Sharee of income from unconsolidated equity investee	(45,902,941)	(21,071,686)
Impairment losses	(29,284,776)	(78,369,613)
Interest expense
Net income (expenses)	(75,187,717)	(99,441,298)

Net income before income taxes	(73,181,401)	(98,249,982)
Provision for income taxes

Net income	(73,181,401)	(98,249,982)
Less: Net (income) loss attributable to non - controlling interest	(712,317)	5,651,472
Net income attributable to Sino Agro Food Inc. and subsidiaries	(73,893,718)	(92,598,510)
Other comprehensive income (loss) - Foreign currency translation gain (loss)	2,914,559	4,625,468
Comprehensive income	(70,979,159)	(87,973,042)
Less: Other comprehensive (income) loss attributable to non - controlling interest	481,362	654,754
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	(70,497,797)	$(87,318,288)

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	(1.23)	$(1.57)
Diluted	(1.23)	$(1.57)

Weighted average number of shares outstanding:

Basic	60,223,072	59,129,480
Diluted	60,223,072	59,129,480

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021Q1-3	2020Q1-3
Cash flows from operating activities
Net income (loss) for the year	$(73,181,401)	(98,249,982)
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	9,238,958	8,777,010
Amortization	5,239,285	4,924,928
Gain on deemed disposal of subsidiaries
Impairment losses	29,284,776	78,369,613
Share of unconsolidated equity investee	45,902,941	21,071,686
Changes in operating assets and liabilities:
Decrease in inventories	-	-
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts
Increase in deposits and prepaid expenses	(10,058,643)	(2,867,603)
(Decrease) increase in due to a director	114,723
Increase/(decrease) in accounts payable and accrued expenses	608,985	7,399,051
Increase in other payables	1,710,016	3,875,974
Decrease (increase) in accounts receivable	(14,260,831)	(3,071,560)
(Decrease) increase in tax payable
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts
Decrease in other receivables	8,782,925	(18,959,177)
Net cash provided by operating activities	3,381,734	1,269,940
Cash flows from investing activities
Acquisition of plant, property and equipment	-
Payment for construction in progress	-
Proceed from disposal of a long term investee
Proceed from disposal of plant, property and equipment	-
Net cash used in investing activities	-
Cash flows from financing activities
-Proceeds from convertible bond payable	-
Capital contribution from non-controling interest	-
Proceeds from short term debts
Long term debts repaid	-
Short term bank loan repaid
Net cash provided by financing activities	-
Effects on exchange rate changes on cash	(3,298,837)	(1,251,257)

(Decrease)/increase in cash and cash equivalents	82,897	18,683
Cash and cash equivalents, beginning of year	188,846	185,895
Cash and cash equivalents, end of year	$271,743	204,578

Notes:
Non - cash transactions
Impairment losses from account receivable	29,284,776	55,799,164
Impairment losses from other receivable	-	22,570,449

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CORPORATE INFORMATION

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

The fully integrated Cattle and Beef business was gradually being scaled down from year 2016 onward after the China Government relaxed its importation policies to allow many countries (i.e. Australia, NZ, Countries of South America and Canada etc.) to import beef into China affecting its domestic cattle rearing and beef industry. SJAP lost in excessive of US$30 million by year ended December 31st 2017 and by September 30th 2019, it reduced its large fully integrated activity into a small operation keeping and maintaining the production of fertilizer at less than 8,000 MT per year comparing to over 35,000 MT per year in 2015 and the production of concentrated live-stock feed at less than 3000 MT per year compares to over 15,000 MT in 2016 and fattening less than 1500 heads of live cattle at its own farm compares to 2015’s around 25,000 heads of live cattle reared and fattening by 20 corporative farms that consisted over 2,000 individual farmers collectively.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $0, and $0 for the nine months ended September 30, 2021 and 2020, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $ (51,601,424) as of September 30, 2021 and $ (54,997,545) as of December 31, 2020. The balance sheet amounts with the exception of equity as of September 30, 2021 and December 31, 2020 were translated using an exchange rate of RMB 6.49 to $1.00 and RMB 6.52 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the nine months ended September 30, 2021 and 2020 were RMB 6.47 to $1.00 and RMB 6.81 to $1.00, respectively.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of September 30, 2021 and December 31, 2020 amounted to $271,743 and $188,846, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	2021Q1-3	2020Q1-3
Customer A	54.44%	35.54%
Customer B	25.75%	24.32%
Customer C	19.81%	14.28%
Customer D		8.17%
Customer F		2.74%
	100%	85.05%

		Percentage of revenue	Amount
Customer A	Organic fertilizer and Bread Grass Division	54.44%	$4,281,688
Customer B	Cattle Farm Development and HU Plantation Division	25.75%	$2,024,944
Customer C	Corporate Division	19.81%	$1,557,825

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	September 30, 2021	December 31, 2020
Customer A	41.76%	44.89%
Customer B	18.96%	24.45%
Customer C	11.43%	14.66%
Customer D	10.69%	10.56%
Customer E	2.89%	0.02%
Customer F		%
	85.73%	99.63%

As of September 30, 2021, amounts due from customers A, B and C are $9,630,980, $4,372,797 and $2,636,068 respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

2.29	IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

In accordance with ASC Topic 360, “Property, Plant and Equipment,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, during each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of 31 December 2019, 2020 and 30 September 2021, the Company provided impairment losses of -$3,834,658, -$104,492,817 and -$29,284,776 respectively.

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

For the nine months ended September 30, 2021 and 2020, basic earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $(0.28), and $(0.88), respectively. For the nine months ended September 30, 2021 and 2020, diluted earnings (loss) per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $(0.28), and $(0.88), respectively.

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

In September 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

	For the nine months ended September 30, 2021
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total
Revenue	$0	2,024,944	4,281,688	1,557,825	0	$7,864,457
Net income (loss)	$(28,969,248)	1,410,647	4,809,072	2,337,013	(53,481,202)	$(73,893,718)
Total assets	$110,100,004	50,259,427	107,817,555	24,470,835	157,399,051	$450,046,872

	For the nine months ended September 30, 2020
	Fishery		Organic Fertilizer	Cattle Farm	Corporate
	Development	HU Plantation	and Bread Grass	Development	and
	Division(1)	Division (2)	Division (3)	Division (4)	others (5)	Total
Revenue	$0	1,814,589	4,091,391	1,488,588	0	$7,394,568
Net income (loss)	$(52,757,531)	429,090	1,143,174	548,681	(41,961,924)	$(92,598,511)
Total assets	$118,694,105	52,059,407	73,067,424	68,556,323	214,398,087	$526,775,346

Note

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”). On December 30, 2018 QZH was disposed to third party and derecognized as variable interest entity on the same date.

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”) ----（Discontinued since 31st December 2019）.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of revenue:-

	For the nine months ended September 30, 2021
			Organic Fertilizer
	Fishery	HU	and Bread	Cattle Farm	Corporate
	Development	Plantation	Grass	Development	and
	Division	Division	Division	Division	others	Total
Name of entity Capital Award, Inc. (CA)						-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)		2,024,944				2,024,944
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)						-
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			4,281,688			4,281,688
Macau Eiji Company Limited (“MEIJI”)				1,557,825		1,557,825
Sino Agro Food, Inc. (“SIAF”)					-	-
Consulting and service income for development contracts Capital Award, Inc. (CA”)						-
	-	2,024,944	4,281,688	1,557,825	-	7,864,457

Further analysis of revenue:-

	For the nine months ended September 30, 2020
			Organic Fertilizer
	Fishery	HU	and Bread	Cattle Farm	Corporate
	Development	Plantation	Grass	Development	and
	Division	Division	Division	Division	others	Total
Name of entity Capital Award, Inc. (CA)						-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)		1,814,589				1,814,589
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)						-
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			4,091,391			4,091,391
Macau Eiji Company Limited (“MEIJI”)				1,488,588		1,488,588
Sino Agro Food, Inc. (“SIAF”)					-	-
Consulting and service income for development contracts Capital Award, Inc. (CA”)						-
	-	1,814,589	4,091,391	1,488,588	0	7,394,568

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION (CONTINUED)

Further analysis of cost

For the nine months ended September 30, 2021
Organic Fertilizer
	Fishery	HU	and Bread	Cattle Farm	Corporate
	Development	Plantation	Grass	Development	and
	Division	Division	Division	Division	others	Total
Name of entity Capital Award, Inc. (CA)	-					-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)		1,382,426				1,382,426
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			-			-
Macau Eiji Company Limited (“MEIJI”)				450,060		450,060
Sino Agro Food, Inc. (SIAF)					-	-
Consulting and service income for development contracts Capital Award, Inc. (“CA”)						-
	-	1,382,426	-	450,060	-	1,832,486

Further analysis of cost

For the nine months ended September 30, 2020
Organic Fertilizer
	Fishery	HU	and Bread	Cattle Farm	Corporate
	Development	Plantation	Grass	Development	and
	Division	Division	Division	Division	others	Total
Name of entity Capital Award, Inc. (CA)						-
Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd (“JHST”)		1,307,694				1,307,694
Qinghai Sanjiang A Power Agriculture Co., Ltd (“SJAP”)						-
Hunan Shenghua A Power Agriculture Co., Limited (“HSA”)			-
Macau Eiji Company Limited (“MEIJI”)				430,058		430,058
Sino Agro Food, Inc. (“SIAF”)					-	-
Consulting and service income for development contracts Capital Award, Inc. (CA”)						-
	-	1,307,694	-	430,058	-	1,737,751

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES

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

As of 30 September 2021, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

Provision for income taxes is as follows:

	September 30, 2021		December 31, 2020
SIAF		$-	$-
SAFS
CA, CH and CS
MEIJI and APWAM
JHST, JHMC, SJAP, QZH and HSA
$

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the years ended December 31, 2020 and 2019. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NET LOSS FROM DISPOSAL OF A VARIABLE INTEREST ENTITY

Historical no longer applicable

7.	CASH AND CASH EQUIVALENTS

	September 30, 2021	December 31, 2020
Cash and bank balances	$271,743	$188,846

8.	INVENTORIES

As of September 30,2021, inventories are as follows:

	September 30, 2021	December 31, 2020
Bread grass		$
Beef cattle
Organic fertilizer
Forage for cattle and consumable
Raw materials for bread grass and organic fertilizer
Immature seeds
	-		$-

9.	DEPOSITS AND PREPAYMENTS

	September 30, 2021	December 31, 2020
Deposits for
- purchases of equipment	-	$-
- acquisition of land use rights	-	-
- inventories purchases	13,651,183	13,141,301
- construction in progress	-	-
- issue of shares as collateral	-	-
Shares issued for employee compensation and overseas professional and bond interest	-	-
Others	-	-
	13,651,183	$13,141,301

10.	ACCOUNTS RECEIVABLE

All accounts receivable are reflected as a current asset and no allowance for bad debt of September 30, 2021 and December 31, 2020, respectively.

Aging analysis of accounts receivable is as follows:

	September 30, 2021	December 31, 2020
0 - 30 days	2,024,943	$4,695,820
31 - 90 days	5,839,513	10,238,862
91 - 120 days	11,241,285	5,389,705
over 120 days and less than 1 year	3,957,778	12,333,943
over 1 year	-	-
	$23,063,519	$32,658,330

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	OTHER RECEIVABLES

	September 30, 2021		December 31, 2020
Advanced to employees	$		$-
Advanced to suppliers		286,611	2,028,907
Advanced to customers
Advanced to developers		-	-
Advanced to SJAP		71,035,286	76,404,954
Others		1,978,570	3,649,531
		$73,300,467	$82,083,392

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

12.	PLANT AND EQUIPMENT

	September 30, 2021	December 31, 2020
Plant and machinery	$10,929,999	$9,712,446
Structure and leasehold improvements	94,798,462	91,547,512
Mature seeds and herbage cultivation	19,089,306	17,612,200
Furniture and equipment	3,607,007	3,367,887
Motor vehicles	3,590,612	3,332,541
	132,015,386	125,572,586

Less: Accumulated depreciation	36,932,000	27,693,043
Net carrying amount	$95,083,386	$97,879,543

13.	CONSTRUCTION IN PROGRESS

	September 30, 2021	December 31, 2020
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$-	$-
- Oven room, road for production of dried flowers	-	-
- Organic fertilizer and bread grass production plant and office building	-	-
- Rangeland for beef cattle and office building	-	-
- Fish pond and breeding factory	-	-
	$-	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	LAND USE RIGHTS

	September 30, 2021	December 31, 2020
Cost	$72,453,620	$68,293,896
Less: Accumulated amortization	(20,186,477)	(15,811,679)
Net carrying amount	$51,967,143	$52,482,217

15.	GOODWILL

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

	September 30, 2021	December 31, 2020
Goodwill from acquisition	$729,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

16.	PROPRIETARY TECHNOLOGIES

	September 30, 2021	December 31, 2020
Cost	9,886,452	$9,232,228
Less: Accumulated amortization	(3,548,178)	(2,164,475)
Net carrying amount	6,338,275	$7,067,753

17.	INTERESTS IN UNCONSOLIDATED EQUITY INTERESTS

	September 30, 2021		December 31, 2020
Investments at cost	$		$
- TRW		103,266,588		149,720,418
- SJAP		40,086,448		40,211,202
Cattle farm 2		20,781,186		20,078,441
Amount due from a consolidated equity investee		21,511,994		22,089,985
		185,646,216		$232,100,046

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended unincorporated Investee	Projects Engaged	September 30, 2021	December 31, 2020
A	Trade center	-	$-
B	Fish and prawn Farm 2 GaoQiqiang Aquaculture	*	*
C	Cattle farm 2	-	-
		$-	$-

19.	VARIABLE INTEREST ENTITY TO AN INVESTOR IN ASSOCIATE

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

21.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	September 30, 2021	December 31, 2020
Costs	-	$-
Estimated earnings	-	-
Less: Billings	-	-
Costs and estimated earnings in excess of billings on uncompleted contracts	-	$-

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	September 30, 2021		December 31, 2020
Billings	-	$
Less: Costs	-
Estimated earnings	-
Billing in excess of costs and estimated earnings on uncompleted contracts	-	$

21.	OTHER PAYABLES

	September 30, 2021	December 31, 2020
Due to third parties	12,013,886	$9,271,281
Straight note payable (note 23(i))	26,238,598	29,367,999
Promissory notes issued to third parties	-	-
Due to local government	-	-
	38, 252,484	$38,639,280

Less: Amount classified as non-current liabilities
Promissory notes issued to third parties	-
Amount classified as current liabilities	38, 252,484	$38,639,280

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	BORROWINGS

As at 30th September 2021, the Company has no bank borrowing resulted from the categorization of SJAP as an Investor in Associate from a subsidiary status such that SJAP’s bank loans were no longer being consolidated into the Company’s financials.

23.	CONVERTIBLE NOTE PAYABLES (OTHER PAYABLES)

There are two convertible notes payable recorded under other payables shown in Table (E.) below:

Due to
ECAB	26,238,598.00
UNRELATED THIRD PARTY	8,932,314.60
Total due as at 30th September 2021	35,170,912.60

●	Convertible Note Payables for ECAB:

(i)	On August 29, 2014, the Company completed the closing of a private placement financing transaction with an accredited investor, which purchased a 10.5% Convertible Note (the “Note 1”) in the aggregate principal amount of up to $33,300,000. The Company received the total advance of $11,632,450. The Company shall offer investor a discount equal to 25% of the amount of the principal advanced by the investor.

Interest on the note shall accrue on the outstanding principal balance of this Note from August 29, 2014. Interest shall be payable quarterly on the last day of each of March, September, September and December commencing September 30, 2014 provided, however, that note holder may elect to require the Company to issue to the note holder a promissory note in lieu of cash in satisfaction of any interest due and payable at such time. Any interest payment note shall be subject to the same terms as the note. The note has a maturity date of February 28, 2020.

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

(ii). It is the Company’s intension for the said 5,196,333 shares of its common stocks to be converted into the G Series Preferred Stocks at conversion ratio of the offer of the Initial Public Offer stated in the registration statement filed with SEC targeting on or before September 30, 2021；however this is now postponed due primarily to the effects of the Covid-19 pandemic to sometimes on or before 30th June 2020 pending on the prevailing improvements and situation from said pandemic at such time.

(iii). There were 500,050 Common Shares of the Company loaned to the said accredited investor on (Date: July 22, 2014) valued at US$18.10 / share as security for the accredited investors to secure their investors to invest on the Bond prior to the completion of a registration statement filed with SEC on September 2014 to allow the official issuing of additional common stocks to ECAB’s BOND investors, and that ECAB would return back the loaned stocks back to the Company upon the time the said accredited investor invested the balance of the Note 1 proceed of (US$ 13,362,550) needed to complete the disbursement of the total loan proceed of US$25,000,000 on or before (Date: February 28th 2015). However the said investor sold the said loaned 500,050 common stocks of the Company in between the period (Date: February to March 2015) and invested part or the full sum from the sales proceeds of said 500,050 common stock of the Company (of US$10,500,000) back to the Company as part of the Note 1’s disbursement to the Company making total disbursement sum of US$22,137,450.00 being advanced to the Company on or before 30th September 2015, and in turn, the investor did not return the said 500,050 common stocks of the Company to the Company and didn’t help the Company to complete the said registration statement by not giving the Company the Debenture Agreement needed to complete said registration statement with the SEC.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. CONVERTIBLE NOTE PAYABLES (OTHER PAYABLES) (CONTINUED)

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

●	Convertible Note Payables for the unrelated third party:

(ii)	On October 20, 2019, the Company issued another Convertible Note (the “Note 2”) with a principal amount of $4,000,000 due on February 28, 2019. The note holder had the option to convert all or any part of the outstanding note into the common stock of the Company (the “Primary Optional Conversion”) or TRW (the “Secondary Optional Conversion”) at any time for a period of eight months from the note’s maturity date. The conversion price for Primary Optional Conversion is lesser of $1.5 per share or at 65% of the market share price of the Company. While the conversion price for Secondary Optional Conversion is $3.41 per share subject to equitable adjustment for stock split, stock dividend or right offerings.

Under the agreement, the Company shall pay the note holder 120,000 common shares of SIAF or 32,000 common shares of TRW as an origination fee. The note bears a flat interest payment which shall be settled by 200,000 common shares of SIAF or 55,000 common shares of TRW. As of December 31, 2020, no settlement for both origination fee and interest payment. The supplemental agreement to the Bond Subscription Agreement with the Subscriber to extend the Bond Issue by another 3 year to December 31, 2023 was agreed upon based on following principle terms and conditions:

Table (F) below shows the newly agreed principle terms and conditions of the newly revised Bod Subscription Agreement:

#	Descriptions	Amounts in US$	Notes and remarks
1	Principal loan amount as at 31st December 2021.	9,500,000.00	Rounding up to a sum to include all interest and default interests etc. to 1st July 2022.
2	Interest charges at 12% / annual starting from 1st July 2022	12% / annual from 1st July 2022	This is to provide a time gap to allow the Company to launch its intended IPO of the preferred G Series shares targeting to start from 1st April 2022.
3	Repayment schedule
3.1	On or before
	30th September 2022	1,000,000	As minimum payables
	31st December 2022	2,500,000	As minimum payables
3.2	On or before the end of each quarter of 2023 payments of principal.	1,500,000	As minimum each quarterly payment of principal.
	In cash as minimum payables	Interest payables	Per quarterly together with the repayment of principal.

Note	If and when the said IPO of the preferred G series shares would happen in according to schedule, the note holders has the option to convert said minimum payables into the said preferred G Series shares as the subscription fees of said G Series shares at a pre-negotiated and pre-determined price prior to the said IPO.

As such there will not be necessary to further evaluate the fair value of the conversion option and related derivative liability incurred in its original Bond Subscription Agreement dated October 20th 2019.

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

The Company has 60,352,942 and 59,963,332 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

25.	OBLIGATION UNDER OPERATING LEASES

The Company leases (i) 2,178 square feet of agriculture space used for offices for a monthly rent of $812 in Enping City, Guangdong Province, P.R.C., its lease expiring on March 31, 2021; and (ii) 2,695 square feet of office space in Guangzhou City, Guangdong Province, P.R.C. for a monthly rent of $3,034 , its lease expiring on July 8, 2022.

Lease expenses were $26,254 and $24,357 for the nine months ended September 30, 2021 and 2020, respectively.

The future minimum lease payments as of December 31, 2021, are as follows:

Within 1 year	$25,305
2 to 5 years	21,187
Over 5 years	-
$46,492

26.	STOCK BASED COMPENSATION

On September 30, 2019, the Company issued employees total of 117,000 shares of common stock valued at fair value of $3.45 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2019, the Company issued employees total of 500,800 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2019, the Company issued employees total of 1,050,502 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $1 per share.

As of September 30, 2021, the deferred compensation balance for staff was $0 and $0 were to be amortized over 6 months and 1 year, respectively beginning on January 1, 2020.

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

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended September 30, 2021 and December 31, 2020, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions
Mr. Solomon Yip Kun Lee, Chairman	Included in due to director, due to Mr. Solomon Yip Kun Lee is $2,099,763 and $1,985,040 as of September 30, 2021 and December 31, 2020, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Tri-Way Industries Limited (“TRW”) Unconsolidated equity investee	Included in interest in unconsolidated equity investee, due from Tri-Way Industries Limited is $122,160,445 and $170,150,427 as of September 30, 2021 and December 31, 2020, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SJAP	Included in interest in unconsolidated equity investee, due from SJAP Limited is $41,357,241 and $41,871,178 as of September 30, 2021 and December 31, 2020, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	EARNINGS PER SHARE

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

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	(73,893,718)	$(92,598,510)
Basic earnings per share	(1.23)	$(1.57)
Basic weighted average shares outstanding	60,233,072	59,129,480

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	(73,893,718)	$(92,598,510)
Diluted earnings per share	(1.23)	$(1.57)
Diluted weighted average shares outstanding	60,233,072	59,129,480

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

1.	Consolidated revenues are generated from business activities as follows:

1.1.	The Organic fertilizer of HSA

From 1st October 2019, HSA leased its fertilizer operation to Mr. Lee Ping (the head of the existing management team) as such HSA’s revenues are derived from leasing contracts thereon.

So from 1st October 2020, there is no more sales revenue generated from HSA but leasing and contracting revenue of $2,653,964 representing 51% of the group’s revenue of $5,242,971 and gross profit of $2,653,964 compares to the group’s total gross profit of -4,021,315 for nine months ended 31.12.2021: whereas revenue for the nine months ended September 30, 2020 was USD 2.73 million or 55.18 percent of the Company’s total sales of goods revenue of USD 4.9 million in the same period. Gross profit for same division for the nine months ended September 30, 2020 was USD2.7million or 72% of the Company’s total gross profit in sales of goods of USD 3.78 million in the same period.

1.2	Cattle farms (MEIJI) & (JHMC)

From 1st October 2019, MEIJI leased its Cattle farms’ operation to Mr. Fan Xin September (the head of the existing management team) as such MEIJI’s revenues are derived from leasing contracts thereon.

So from 1st October 2020, there is no more sales revenue generated from MEIJI but leasing and contracting revenue of $1,280,674 representing 24% of the group total revenue of 5,242,971 and gross profit of $909,434 compares to the group’s total gross profit of -4,021,315 for nine months ended September 30,2021: whereas revenue for the nine months ended September 30,2020 was $0.97 million, or 19.69%, of the Company’s total sales of goods revenue of USD 4.95million in the same period. Gross profit for the Cattle Farm (MEIJI) division for the nine months ended September 30, 2020 was $0.76 million, or 19.98% percent of the Company’s total gross profit on sales of goods of $3.78 million in the same period.

1.3	Plantation of (JHST)

From 1st October 2019, JHST leased its Cattle farms’ operation to Mr. Fan Xin September (the head of the existing management team) as such MEIJI’s revenues are derived from leasing contracts thereon.

So from 1st October 2020, there is no more sales revenue generated from JHST but leasing and contracting revenue of $1,308,333 representing 28% of the group total revenue of 5,242,971 and gross profit of $457,917 compares to the group’s total gross profit of - of -4,021,315 for nine months ended September 30,2021: whereas revenue for the nine months ended September 30,2020 was $1.24 million, or 25.13%, of t the Company’s total sales of goods revenue of USD 4.95million in the same period. Gross profit for the plantation division for t the nine months ended September 30, 2020 was $0.30 million, or 7.88% percent of the Company’s total gross profit on sales of goods of $3.78 million in the same period.

1.4	Marketing & Trading operation of The Corporate Sector

$0 and 0for nine ended September 30, 2021, and 2020.

1.5	Project Development of (CA)

The project developments (or Technology engineering consulting and services) works are carried out by CA on aquaculture related projects and by SIAF and MEIJI on non-aquaculture and agriculture projects:

$0 and 0for nine ended September 30, 2021, and 2020.

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

(A). Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations. From January 2020 up to the date of this annual report CA has not been able to do any fishery project or fishery project development due to the effects of the Pandemic COVID-19 as such, there was no revenue generated from January 2020 to September 30th 2021.

(B). Seafood Sales from CA’s projected farms; became a discontinued segment of operations from October 5, 2016 when Tri-way was disposed to other third parties in term Tri-way was reclassified as an unconsolidated equity investee on same date.

●	Corporate & Others Division refers to the trading segment of business operations of the Group named internally under corporate division of Sino Agro Food, Inc., including import/export business and consulting and service operations provided to projects that are not included in the above categories, and not limited to corporate affairs. Over the years up until end of fiscal year 2019 the corporate division imported mainly live seafood from South Africa countries, Vietnam, Thailand, Russian and other nearby countries and frozen beef from Australia and South America countries; however it is due to the interruptions and adverse impacts caused by the Pandemic COVID-19 made it impossible and unprofitable to continue the imports of live seafood, and the poor political relationship between China and Australia in 2020 induced high risks on the imports of Australian beef. The Corporate’s trading division based on standalone figures ended up with a loss of over $1.6 million and $ 0 as at 31.12 2020 and 30.09.2021 respectively.

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

MD & A OF CONSOLIDATED RESULTS OF OPERATIONS

Part A. Unaudited Income Statements of Consolidated Results of Operations for the Nine months ended September 30,2021 compared to the nine months ended September 30,2020.

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	Difference
Revenue
- Sale of goods	$-	$-
- Leasing & contracting income	7,864,457	7,394,568	469,889
	7,864,457	7,394,568	469,889
Cost of goods sold	-	-	-
Cost of Leasing & contracting	(1,832,486)	(1,737,751)	(94,734)

Gross profit	6,031,971	5,656,816	375,155
General and administrative expenses	-4,025,655	-4,465,500	439,845
Net income from operations	2,006,316	1,191,316	815,000
Other income (expenses)

Government grant	-
Sharee of income from unconsolidated equity investee	-45,902,941	-21,071,686	-24,831,256
Impairment losses	-29,284,776	-78,369,613	49,084,837
Interest expense
Net income (expenses)	-75,187,717	-99,441,298	24,253,581

Net income before income taxes	-73,181,401	-98,249,982	25068581.02
Provision for income taxes

Net income	(73,181,401)	(98,249,982)	25,068,581
Less: Net (income) loss attributable to non - controlling interest	(712,317)	5,651,472	-6,363,789
Net income attributable to Sino Agro Food Inc. and subsidiaries	(73,893,718)	(92,598,510)	18,704,792
Other comprehensive income (loss) - Foreign currency translation gain (loss)	2,914,559	4,625,468	-1,710,909
Comprehensive income	(70,979,159)	(87,973,042)	16,993,883
Less: Other comprehensive (income) loss attributable to non - controlling interest	481,362	654,754	-173,392
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	(70,497,797)	$(87,318,288)	16,820,491

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	(1.23)	$(1.57)	0.34
Diluted	(1.23)	$(1.57)	0.34

Weighted average number of shares outstanding:

Basic	60,223,072	59,129,480	1,093,592
Diluted	60,223,072	59,129,480	1,093,592

Overall comparison of Q1-3 2021to Q1-3 2020

Note 1 and 2: The consolidated results of operation:

The Company’s revenues generated from the leasing & contracting activities were $7,864,457 for the period ended September 30, 2021 compared to $7,394,568 for the same period ended September 30,2020 representing a increase of 6% or $469,889 primarily due to gains in exchange rate of the RMB from the average of US$1=RMB6.99 in first half year of 2020 ended 30th September 2020 to US$6.47 as in the same period of 2021 ended 30 September 2021..

The Company’s cost of leasing and contracting activities were $1,832,486 for the period ended September 30, 2021 compared to $1,737,751 for the same period ended September 30,2020 due primarily for the gains in exchange rate of the RMB explained above. .

Gross profits of the Company generated from leasing and contracting activities were $6,031,971 for the period ended September 30, 2021compared to $5,656,816 for the same period ended September 30, 2020, representing an increase of 7% or $375,155.

The Company didn’t generate revenue neither from the sales of goods, the consulting and servicing nor from the corporate trading activities for the same period ended 30 September 2021 and 2020.

The Table below shows revenues, costs and gross profits generated from respective segmental operation referring to Note 1 and 2 above:

Leasing & contracting	Revenues		Cost of revenues		Gross profits			References
division of	30.09.2021	30.09.2020	30.09.2021	30.09.2020	30.09.2021	30.09.2020	Differences	to Notes
JHST (the planation)	2,024,944	1,814,589	1,382,426	1,307,694	642,518	506,895	65,417	1
HS.A (the fertilizer)	4,281,688	4,091,391			4,281,688	4,091,391	-75,366	1
JHMC (MEIJI) (the cattle)	1,557,825	1,488,588	450,060	430,058	1,107,764	1,058,531	3,228,580	1
	7,864,457	7,394,568	1,832,486	1,737,751	6,031,971	5,656,816	3,218,631	3

Note 4; the unconsolidated results from investees of the investment division;

For the 3 months ended 30 September 2021 netting a total loss of -$45,902,941 from the investees of the investment division compares to a total loss of -$21,071,686 for the 3 months period ended 30 September 2020。

Table（A）below shows the income data of SJAP (Investee 1):

SJAP 3 months at 30.09.2021	RMB	Equivalent in US$	SIAF 45% share in US$
Revenues	5,900,000	914,729
Profit and (loss)(operation)	930,000	144,186	64,884
Impairment losses	-49,250,000	-7,635,659
Net Income	-42,420,000	-6,576,744	-2,959,535
US$1=RMB6.45

Table B below shows the income data of TWL (Investee 2).

Triway for the 3months ended 30.09.2021	HK$	US$	SIAF 36.6%
Revenues	1,622,093	209,302
Operation Profit and (loss)	-47,161	-6,085	-2,227
Impairment losses	-910,895,695	-117,534,928
Net Income	-909,320,763	-117,331,711	-42,943,406
US$1=HK$7.73

Table (C.) below shows the share of losses (incomes) of -US$45,902,941.00 from the unconsolidated investees for the 3 months ended 30th September 2021:

Share of income from unconsolidated equity investee	US$
Tri-way	-42,943,406
SJAP	-2,959,535

-45,902,941

Table (D) below shows the interest in unconsolidated investees as at 30th September 2021

September 30, 2021
Investments at cost	US$
- TRW	103,266,588
- SJAP	40,086,448
Cattle farm 2	20,781,186
Amount due from a consolidated equity investee	21,511,994
185,646,216

Note 5：Provision for impairment losses

The Company has made provision for bad debts being written off in amount of $49,084,837 thus reducing account receivable from -$78,369,613 as at 31.12.2020 to $29,284,776 as at 30 September 2021, the reason for the provision is due primarily to the continuing effects of the Covid-19 pandemic affecting operations of the down-stream businesses and associates of the Company that are suffering adverse consequences.

All provisional impairment losses of US$29,284,766.00 were written off from CA’s account receivables.

Note (3) : General and Administrative Expenses and Interest Expenses

General and administrative and interest expenses (including depreciation and amortization) decreased by $439,845 or -9.85% from $4,465,500 for Q1-3 2021 to $4,025,655 for Q1-3 2020. The decrease was primarily due to the overall decrease in corporate expenses.

Category	2021Q1-3	2020Q1-3	Difference

Office and corporate expenses	99,486	154,567	(55,082)
Wages and salaries	611,503	894,629	(283,126)
Traveling and related lodging	-	10,733	(10,733)
Motor vehicles expenses and local transportation	-	4,103	(4,103)
Entertainments and meals	-	-	-
Others and miscellaneous	-	-	-
Depreciation and amortization	3,314,666	3,401,467	(86,801)
Sub-total	4,025,655	4,465,500	-439,845
Interest expense	-	-	-
Total	4,025,655	4,465,500	-439,845

Note (5) to Table A 1 Non-controlling interests

Table (F) below shows the derivation of non-controlling interest

Name of China subsidiaries	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd.(China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd.(China)	Hunan Shenghua A Power Agriculture Co., Limited (China)	Total
Effective shareholding	75%	75%	76%
Abbreviated names	(JHST )	(JHMC )	(HSA )

Net income (loss) of the P.R.C. subsidiaries for the year in $	458,747	897,988	1,554,724

% of profit sharing of non-controlling interest	25%	25%	24%

Non-controlling interest’s shares of Net incomes in $	114,687	224,497	373,134	712,317

The Net Income loss attributed to non-controlling interest is $712,317 shared by JHST, JHMC and HSA collectively for Q1-3 2021 as shown in Table (F) above.

Note (6) to Table A 1 Earnings per shares (EPS)

Earnings per share increased by0.34(basic) and 0.34(diluted) per share from EPS of -$1.57 (basic) and -$1.57 (diluted) for Q1-3 2020 to EPS of -$1.23 (basic) and $-$1.23 (diluted) for Q1-3 2021. The reason for the increase is primarily due to the net income attributed to the group increased by $18,704,792 from -$92,598,510 for the 9 months ended 30 September 2020 to -$73,893,718 for the 9 months ended 30 September 2021.

Part B. MD & A on Unaudited Consolidated Balance Sheet of Continued Operations for the nine months ended 30 September 2021 (Q3 2021) compared to the twelve months ended 31 December 2020 (fiscal year 2020)

	September 30, 2021	December 31, 2020	Changes	Notes
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$271,743	$188,846	82,897	6
Inventories	-	-	-	7
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-	-
Deposits and prepayments	13,651,183	13,141,301	509,882	8
Accounts receivable, net of allowance for doubtful accounts	23,063,519	32,658,330	-9,594,811	9
Other receivables	73,300,467	82,083,392	-8,782,925
Total current assets	110,286,912	128,071,869	-17,784,957
Non-current assets			-
Plant and equipment, net of accumulated depreciation	95,083,386	97,879,543	-2,796,157	10
Construction in progress			-
Land use rights, net of accumulated amortization	51,967,143	52,482,217	-515,074	11
Total non-current assets	147,050,529	150,361,760	-3,311,231
Other assets			-
Goodwill	724,940	724,940	-
Proprietary technologies, net of accumulated amortization	6,338,275	6,562,933	-224,658
Interest in unconsolidated investees	185,646,216	232,100,046	-46,453,830	12
Total other assets	192,709,431	239,387,919	-46,678,488
			-
Total assets	$450,046,872	$517,821,549	-67,774,677
			-
LIABILITIES AND STOCKHOLDERS’ EQUITY			-
			-
Current liabilities			-
Accounts payable and accrued expenses	$3,274,135	$2,665,150	608,985	13
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-	-
Due to directors	2,099,763	1,985,040	114,723
Other payables	38,252,484	36,542,468	1,710,016
Borrowings - Short term bank loan			-
Derivative liability			-
Convertible note payable			-
	43,626,382	41,192,658	2,433,724
			-
Non-current liabilities			-
Other payables	-	-	-
Borrowings - Long term debts and bank loan			-
	-	-	-
			-
Stockholders’ equity			-
Common stock: = $0.001 par value (60,352,942 and 59,963,332 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	60,353	59,963	390
Additional paid - in capital	135,722,286	135,664,235	58,051
Retained earnings	242,514,672	316,408,390	-73,893,718
Accumulated other comprehensive income	-51,601,624	-54,997,545	3,395,921
Treasury stock	-1,250,000	-1,250,000	-
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity	325,445,687	395,885,043	-70,439,356
Non - controlling interest	80,974,803	80,743,848	230,955
Total stockholders’ equity	406,420,490	476,628,891	-70,208,401
Total liabilities and stockholders’ equity	$450,046,872	$517,821,549	-67,774,677

Note (6) Cash and Cash Equivalents

The change in cash and cash equivalent was $89,897 when comparing cash and cash equivalent of $271,743 and $188,846 as at September 30,2021 and December 31, 2020, respectively.

Note (7) Inventories

There was no inventory recorded as at ended September 30,2021 and 2020 respectively.

Note (9) Breakdown of Accounts receivable:

	As at 30.09.2021
	Accounts				over 120 days and less than
	receivable	0-30 days	31-90 days	91-120 days	1 year	Over 1 year
	$
Engineering consulting service (CA)
Sales of imported seafood (SIAF)
Sales of Cattle and Beef Meats (MEIJI)
Sales of HU Flowers (Fresh & Dried) (JHST)	6,068,649	2,024,943		4,043,706
Sales of Cattle and Beef Meats (JHMC)	5,515,603		1,557,825		3,957,778
Sales Fertilizer from (HSA)	11,479,267		4,281,688	7,197,579

Total	23,063,519	2,024,943	5,839,513	11,241,285	3,957,778	-

Information on Concentration of credit risk of revenue:

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of December 31, 2020 and September 30, 2021 amounted to $188,846 and $173,738, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	30.09.2021	30.09.2020
Customer A	54.44%	35.54%
Customer B	25.75%	24.32%
Customer C	19.81%	14.28%
Customer D		8.17%
Customer E		2.74%

	100%	85.05%

		Percentage of revenue	Amount
Customer A	Organic fertilizer and Bread Grass Division	53.22%	$2,790,309
Customer B	Cattle Farm Development and HU Plantation Division	28.71%	$1,505,258
Customer C	Corporate Division	18.07%	$947,404

		Percentage of revenue	Amount
Customer A	Organic fertilizer and Bread Grass Division	54.44%	$4,281,410
Customer B	Cattle Farm Development and HU Plantation Division	25.75%	$2,025,098
Customer C	Corporate Division	19.81%	$1,557,949

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	September 30, 2021	December 31, 2020
Customer A	41.76%	44.89%
Customer B	18.96%	24.45%
Customer C	11.43%	14.66%
Customer D	10.69%	10.56%
Customer E		0.02%
Customer F		%
	82.84%	99.63%

As of September 30, 2021, amounts due from customers A, B and C are $9,631,326, $4,372,843 and $2,636,160 respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

Note (10) Property and equipment, net of accumulated depreciation

30-Sep-21
(Unaudited)

Plant and machinery	$10,929,999
Structure and leasehold improvements	94,798,462
Mature seeds and herbage cultivation	19,089,306
Furniture and equipment	3,607,007
Motor vehicles	3,590,612
132,015,386

Less: Accumulated depreciation	36,932,000
Net carrying amount	$95,083,386

Note (11) Land Use Rights, net of accumulated amortization

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2021.9.30 Balance $	Nature of ownership	Nature of project
Hunan lot 1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	4-5-2011	43	4-4-2054	242,703	470	183,438	Lease	Fertilizer production
Hunan lot 2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	7-1-2011	60	6-30-2071	36,666,141	50,925	30,402,342	Management Right	Pasture growing
Hunan lot 3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	5-24-2011	40	5-23-2051	378,489	789	279,924	Land Use Rights	Fertilizer production
Hunan lot 4	HS.A	Ouchi Village, Fenghuo Town, Linli County	24.71	6-1-2018	50	5-31-2068	3,021,148	5,035	2,819,738	Lease	Pasture growing
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	8-10-2007	60	8-9-2067	1,064,501	1,478	813,160	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	3-14-2007	60	3-13-2067	1,037,273	1,441	785,158	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	3-14-2007	60	3-13-2067	2,267,363	3,149	1,716,268	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	9-12-2007	60	9-11-2067	2,041,949	2,836	1,562,658	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village, Juntang Town, Enping City	28.82	9-12-2007	60	9-11-2067	960,416	1,334	734,985	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	1-1-2008	60	12-31-2068	821,445	1,141	633,197	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	1-1-2011	26	12-31-2037	5,716,764	18,323	3,353,102	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	1-1-2011	26	12-31-2037	1,566,393	5,020	918,750	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	4-1-2011	20	3-31-2031	5,082,136	21,176	2,414,015	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	11-1-2011	40	10-30-2051	527,234	1,098	396,524	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	3-4-2013	10	3-3-2023	489,904	4,083	69,403	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei, You Nan Village, Conghua District of Guangzhou City	33.28	10-28-2014	30	10-27-2044	4,453,665	12,371	3,414,477	Management Right	Agriculture
	JHST	Land improvement cost incurred		12-1-2013			3,914,275	6,155	3,335,750	Management Right	HU Plantation
Exchange difference							1,901,819		-1,865,747.00
			678				72,153,620	136,824	51,967,143

Note (12) Investment in unconsolidated equity investee

September 30, 2021
Investments at cost
- TRW	$103,266,588
- SJAP	40,086,448
Cattle farm 2	20,781,186
Amount due from a consolidated equity investee	21,511,994
185,646,216

Note (13) Current Liabilities:

September 30, 2021
Accounts payable and accrued expenses	3,274,135
Due to a director	2,099,763
Other payables	38,252,484
43,626,382

Note (14) Non-current liabilities

There was no outstanding other payments recorded as at 30.09.2021 and 31.12.2020.

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

None.

Liquidity and Capital Resources

As of September 30 2021, unrestricted cash and cash equivalents amounted to $271,743 (see notes to the consolidated financial statements), and our working capital as of September 30, 2021 was $66,660,530.

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Short Term Bank Loan
Long Term Debts		28,898,111			28,898,111
Promissory Notes

Cash provided by operating activities amounted to $3,381,734 for Q1-3 2021. This compares with cash provided by operating activities totaling $1,269,940 for Q1-3 2020. The increase in cash flows from operations primarily resulted from the increase in deposits and prepaid expenses to $(10,058,643) for Q1-3 2021 from $(2,867,603) for Q1-3 2020.

Cash used in investing activities totaled $0for Q1-3 2020. This compares with cash used in investing activities totaling $0for Q1-3 2020.

Cash used in financing activities totaled $0 for Q1-3 2021. This compares with cash from financing activities totaling $0 for Q1-3 2020.

Part C. MD & A on Unaudited Consolidated cash flow statements of Continued Operations for the nine months ended 30 September 2021 (Q3 2021) compared to the nine months ended 30 September 2020.

	2021Q1-3	2020Q1-3
Cash flows from operating activities
Net income (loss) for the year	$(73,181,401)	(98,249,982)
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	9,238,958	8,777,010
Amortization	5,239,285	4,924,928
Gain on deemed disposal of subsidiaries
Impairment losses	29,284,776	78,369,613
Share of unconsolidated equity investee	45,902,941	21,071,686
Changes in operating assets and liabilities:
Decrease in inventories	-	-
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contacts	-	-
Increase in deposits and prepaid expenses	(10,058,643)	(2,867,603)
(Decrease) increase in due to a director	114,723
Increase/(decrease) in accounts payable and accrued expenses	608,985	7,399,051
Increase in other payables	1,710,016	3,875,974
Decrease (increase) in accounts receivable	(14,260,831)	(3,071,560)
(Decrease) increase in tax payable
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts
Decrease in other receivables	8,782,925	(18,959,177)
Net cash provided by operating activities	3,381,734	1,269,940
Cash flows from investing activities
Acquisition of plant, property and equipment	-
Payment for construction in progress	-
Proceed from disposal of a long term investee
Proceed from disposal of plant, property and equipment	-
Net cash used in investing activities	-
Cash flows from financing activities
-Proceeds from convertible bond payable	-
Capital contribution from non-controlEng interest	-
Proceeds from short term debts
Long term debts repaid	-
Short term bank loan repaid
Net cash provided by financing activities	-
Effects on exchange rate changes on cash	(3,298,837)	(1,251,257)

(Decrease)/increase in cash and cash equivalents	82,897	18,683
Cash and cash equivalents, beginning of year	188,846	185,895
Cash and cash equivalents, end of year	$271,743	204,578

Non - cash transactions
Impairment losses from account receivable	29,284,776	55,799,164
Impairment losses from other receivable	-	22,570,449

3.	CRITICAL ACCOUNTING POLICIES

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $0, and $0 for the nine months ended September 30, 2021 and 2020, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

For the nine months ended September 30, 2021 and 2020, basic (loss)/earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $(1.23) and $(1.58), respectively. For the nine months ended September 30, 2021 and 2020, diluted (loss)/earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $(1.23) and $(1.58), respectively.

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

For the nine months ended September 30, 2021

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2021 and December 31, 2020 were translated at RMB6.49 to $1.00 and RMB6.52 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows f for the nine months ended September 30, 2021 and 2020 were RMB6.47 to $1.00 and RMB6.99 to $1.00, respectively.

For the nine months ended September 30, 2020

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of September 30, 2020 and December 31, 2019 were translated at RMB6.81 to $1.00 and RMB6.98 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the nine months ended September 30, 2020 and 2019 were RMB6.99 to $1.00 and RMB6.85 to $1.00, respectively.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for nine months ended September 30, 2021 through 2020 were RMB6.47 and RMB6.87, respectively.

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

Changes in Internal Control over Financial Reporting

We have also evaluated our internal controls for financial reporting, and there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

The Court granted approval to the settlement of the derivative complain between the plaintiff and the Company on October 13th 2019.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, there has not been any share issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	filed herewith

**	furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO AGRO FOOD, INC.

November 15, 2021	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 15, 2021	By:	/s/ Lee Yip Kun Solomon
Lee Yip Kun Solomon
Chief Executive Officer, Director

November 15, 2021	By:	/s/ Tan Poay Teik
Tan Poay Teik
Chief Marketing Officer and Director

November 15, 2021	By:	/s/ Chen Bor Hann
Chen Bor Hann
Corporate Secretary and Director

November 15, 2021	By:	/s/ COLANUKUDURU RAVINDRAN
Colanukuduru Ravindran Director

November 15, 2021	By:	/s/ MUSON CHEUNG
Muson Cheung Director

November 15, 2021	By:	/s/ HENRY SUN
Henry Sun Director