Form 10-Q
period 2022-03-31
Sino Agro Food, Inc.
filed 2022-05-17
CIK 1488419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For period Q1 to ended March 31, 2022

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 1st January 2022 to 31st March 2022.

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

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 31, 2022, based upon the $0.063 per share closing price of such stock on that date, was in round figure of $3,802,477.00.

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

i

Part 1 Business

1. Back Ground：

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

The Company has been severely impacted by the effects of COVID-19 “Pandemic 2020”, which effects continue to this day as such presently the Company is no longer a fully reporting company and has dropped from quoting on OTCQX to OTC Pink sheet from September 2020 onward due primarily to the Company’s auditors, which are located in Hong Kong, have been unable to do on-site inspections of the Company’s operations in China due to COVID-19 restrictions to complete the audit of 2019, 2020 and2021. So Basically SIAF is delinquent in its Form 10-Ks for fiscal year end 2019, 2020 and 2021, Form 10-Qs for periods ended March 31, 2020 and 2021, June 30, 2020 and 2021, September 30, 2020 and 2021, and March 31, 2022. It will need to amend and restate filings going back to December 31, 2019 to be able to apply to become a fully reporting company.

The aggregate market value of the voting stock held by non-affiliates of the issuer on May 11th 2022, based upon the $0.039 per share closing price of such stock on that date, was in round figure of $2,353,914.00.

There were 60,356,776 shares of our common stock issued and outstanding consisting 59,516,423 free trading shares and 840,353 restricted shares as at May 11th 2022.

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
China
(JFD)
85%
Huangyuan Congwei Animal Husbandry Technology Development Co., Ltd.
80%
Huangyuan Sanjiang Zhonghe Bio-organic Technology Development Co., Ltd.
5.22%
Xining Chengtou Wendang Life Business Management Co., Ltd.
Owns all assets
AFF 1
Owns all assets
AFF 2
Owns all assets
AFF 3
Holding Company
Operating Company
Dormant Company
Operating Company
Contracted Operation

Whereas

●	Capital Award Inc. (CA) is an Belize incorporation and the holding and operating company of Division 4 that we called the “Project Development” division (stated in C.2 below)

●	Macau EIJI Company Limited (MEIJI) is a Macau incorporation and the holding company of following operating companies in China and the lease holder of corresponding operations: (i). Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (JHMC) is the lease holder of the operation of Cattle Farm 1, (ii). Jiangmen City Heng Sheng Sheng Tai Agriculture Development Co. Ltd. (JHST) is the lease holder of the operation of the plantation, and (iii). Hunam Shenghua A Power Agriculture Co. Ltd. (HSA.) is the lease holder of the operation of fertilizer production

●	The Company has a representation office in China that has a division managing the trading and business operations of the Group called internally the “Corporate Division” managing import/export business, corporate affairs and providing consulting and service to projects that are not included in CA’s fishery development activities.

●	A Power Agro Agriculture Development (Macau) Ltd. (APWAM) is the holding company of one of its equity investees namely Qinghai Sanjiang A Power Agriculture Co. Ltd. (SJAP) that has a fully integrated operation in cattle and beef developments and businesses that are operating by SJAP itself and its operating subsidiaries namely Huangyuan Gongwei Animal Husbandry Technology Development Co. Ltd and Huangyuan Sanjiang Zhonghe Bio-organic Technology Development Co. Ltd. shown in above Table..

●	The Company is holding 36.6% equity stake in another one of its investees called Tri-way Industries Limited (TWL or Tri-way) that is a Hong Kong incorporation that is the ultimate equity owner of Jiangmen City A Power Fishery Development Co. Ltd. (JFD) operating “Fishery Development Projects in China” and various leasing contracts of farm’s operations (i.e. Leasing of farm operations, managements and upkeep of fixed property assets of the farms, managements and replacements of current operating assets in plants and equipment and brood stocks etc.) on its developed Aqua-fishery farms (namely AFF1, AFF2 and AFF3 3. Whereas, as June 30, 2021, Tri-way terminated its leasing contracts of Aqua-fishery farm 4 and 5 (AFF 4 & 5) and has written off all assets in AFF4 and AFF5 without any further liability as at December 31, 2021. (Please refer to below chapter as well as in the MD&A section for further information and financials on Tri-way).

2.	Introduction of divisions

A.	In the 12 months ended 31st December 2021, the Company’s revenues and incomes are generated from the following businesses activities:

1.	Leasing of business activities

2.	Investments in investees

Whereas

1.	Consolidated revenues are generated from the leasing of following business activities:

●	The Organic fertilizer operation of HSA.

●	Cattle farms operation of (MEIJI) & (JHMC)

●	Plantation operation of (JHST)

2.	Unconsolidated incomes are generated from the investments of following 2 investees:

●	45% equity holding in SJAP

●	36.6% equity holding in Tri-way

B.	A summary of each business division and operations is described below:

B.1. Division (1) of leasing of operations:

●	The Organic fertilizer operation of HSA.

The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) is in manufacturing and sales of organic fertilizer. From 1st October 2019 the Company contracted out its manufacturing and sales of organic fertilizer to its operational management; as such income of HSA is derived mainly from said leasing contract.

●	The plantation operation of (JHST)

Plantation operation refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are being grown and sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd.

(“MEIJI”) as one entity. From 1st October 2019 the Company contracted out its plantation operation to its operational management; as such income of JHST is derived mainly from said leasing contract.

●	The cattle farms operation of (MEIJI) & (JHMC)

Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are being grown, fatten and sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects. From 1st October 2019 the Company contracted out its cattle operation to its operational management; as such incomes of JHMC are derived mainly from said leasing contract.

The table (C) below shows MEIJI’s 2021 leasing contract’s financial results:

B.2.	Division (2) of investments in equity investees

●	45% equity holding in SJAP

SJAP: The cattle and beef divisional operation of our partially owned subsidiary Qinghai Sanjiang A Power Agriculture Co., Ltd. (“SJAP”) in manufacturing and sales of organic fertilizer, bulk livestock feed, concentrated livestock feed, and the growing and sales of live cattle inclusive of: (a) cattle that are not being slaughtered in our own slaughter house operated by Qinghai Zhong He Meat Products Co., Limited (“QZH”) are sold live to third party livestock wholesalers, and (b) cattle that are sold to QZH and slaughtered and deboned and packed by QZH; and the sales of meats deboned and packed by QZH that are sold to various meat distributors, wholesalers and super market chains and our own retail butcher stores etc. QZH was a fully owned subsidiary of SJAP; as such, the financial statements of these three companies (SJAP, QZH and HSA) were consolidated into our wholly owned subsidiary, A Power Agro Agriculture Development (Macau) Limited (“APWAM”), as one entity. SJAP and QZH are both variable interest entities over which we exercised significant control. As of December 30, 2017, QZH was derecognized as variable interest entity and its operating profit and/or loss no longer accretive to the Company’s 45% holding in SJAP, a variable interest entity. On September 30th 2019, Mr. Solomon Lee resigned as the Chairman of SJAP resulting in categorization of SJAP as an Investor in Associate from a subsidiary status, and SJAP contracted out its business operations to its existing operational management, as such from 1st October 2019 it is not a variable interest entity and SJAP was reclassified as an unconsolidated equity investee and SJAP’s cattle and beef operation is discontinued on same date.

SJAP became an investee of SIAF since 01102019 such that its financial is not detailed in SIAF’s consolidated financials but reported under investments in investees.

●	36.6% equity holding in Tri-way

Summary of Tri-way’s historical events:

TWL: Up until 5th October 2016, our divisional fishery production and sales operation was with our fully owned subsidiary Tri-way Industries Limited (TWL or Tri-way, a private company incorporated in Hong Kong ) and our 75% owned subsidiary Jiangman Fishery Development Co. Ltd. (JFD, a limited liability company incorporated in China) operating one indoor APM farm in Enping District, Enping City. On 5th October 2016 we carve out Tri-way that became an unconsolidated investee of the Company resulted with the Company owning 36.6% equity interest in Tri-way derived from (i) 23.89% as a result of retained interest in Tri-way, and (ii) 12.71% acquired in exchange for outstanding debt owed to the Company at the time. An independent appraisal was obtained to determine fair value, and this appraisal resulted in a one-time (deemed) gain of USD 56.9 million for SIAF. In reference to the press release dated January 17, 2017, wherein the Company had indicated that legal due diligence had been completed in relation to the carve-out of its aquaculture operations, the announcement that legal due diligence had been performed had been released in conjunction with what had been the main announcement, which was SIAF wishing to convey to its shareholders that JFD had been officially registered as a Wholly Foreign Owned Enterprise (WFOE) of Tri-way, making it legally eligible for SIAF shareholders to now own shares of Tri-way, directly. Whereas, within August 2016, JFD completed its acquisition of the operation assets of Aqua-farm 2 and 3a, 3b and 4 and 5 and Tri-way acquired the China master license on A Power Recirculating Aquaculture System (we called that APRAS Technology) from Capital Award (CA) with all said acquisitions’ considerations were satisfied by the issuance of Tri-way common stocks and Tri-way registered its fully paid up share capital at US$345 million with the Hong Kong Company Register. By mid-year 2017, the Aqua-farm 4 which was an in-door farm of 18,000 square meter (m2) enclosed built-up area situating on 60 Chinese Mu (39,600 m2) of land zoned building construction permissible; started its production operation prematurely while Aqua-farm 4 was about 85% completed. Aqua-farm 5 was the out-door farm consisting many open dams constructed using CA’s Open Dam Recirculating Aquaculture Systems (that we called the ODRAS technology and systems) situated on 1,000 Mu (about 660,000 m2) of aquaculture land started partial production from quarter (1) of 2017 while the construction of the ODRAS dams were in progresses. We called the development of the Aqua-farm 4 and 5 “the Mega Farm Project” and both farms collectively as the “Mega-farms”.

Somehow, Mega Farms performed poorly with Aqua-farm 4 cumulated many loses from mid-2017 to mid-2019; and Aqua-farm 5 suffered badly resulted from damages and loses caused primarily by the two strongest typhoons ever experienced in the Guangzhou districts in 2017 and in 2018. Therefore, during 2017 to 2019 Tri-way’s major revenues and incomes were generated mainly from the operations of AFF 1, 2, 3a & 3b and other sub-contracted farms.

Furthermore, coupling the said poor performances of the Mega farms, impacts of the COVID-19 Pandemic of 2020 caused much financial loses for AFF 1, 2,and 3 as well as to Tri-way’s sub-contracted farms incurring losses over $87 million and $118 million for the fiscal year of 2020 and 2021 respectively due primarily to its effects caused all farms to stop work for over 7 months during 2020 without sufficient workers, feed, supplementary, medications, transportation and maintenances etc. to keep the live stocks going and they all died during the period calculating to multiple million pieces (equivalent to multiple of thousand metric tons). It is estimated that it will cost over $80 million in Capital Expenditures and Working Capital and two years to replace said live stocks and to bring the fishery operation of the said AF 1, 2 & 3 back to the revenue and income generated in fiscal year 2019. Impacts of the Covid-19 continued in 2021 thus Tri-way didn’t generate any revenue but loses in 2020 and 2021 and to provide impairment loses over $135 million for the loses of expensive brood stocks and the need to replace many operational plants and equipment etc. At the same time, financials of Tri-way’s China fishery operations could not be audited by its Hong Kong Auditor due to the traveling restrictions caused by the effects of the Covid-19, therefore Tri-way could only file its standalone financial in its annual return to satisfy the requirement of HK Company Register in 2020 and 2021. In order that the said standalone financial could be presented Tri-way had to terminate the WFOE status of JFD. Therefore JFD changed its WFOE status to a Chinese Entity owned status in 2020 with Mr. Solomon Lee as the legal representative of the said Chinese Entity holding ownership of JFD for and on behalf of Tri-way. At that time, although the Change of ownership of JFD to the said Chinese Entity was approved and registered with the China Company Register yet the approval of the China Taxation Authority was not granted until sometimes in February 2022 to allow its disclosure of event such that the change of JFD’s WFOE status to a Chinese owned entity was announced in the 10K 2021 filed during April 2022.

C.	Other divisions

C.1. Division (3) of the Marketing & Trading operation of The Corporate Sector

This division is referring to the trading segment of business operations of the Group named internally under corporate division of Sino Agro Food, Inc., including import/export business, corporate affairs and consulting and service operations provided to projects that are not included in CA’s fishery development activities. Over the years up until end of fiscal year 2019 the corporate division imported mainly live seafood from South Africa countries, Vietnam, Thailand, Russian and other nearby countries and frozen beef from Australia and South America countries; however it is due to the interruptions and adverse impacts caused by the Pandemic COVID-19 made it impossible and unprofitable to continue the imports of live seafood, and the poor political relationship between China and Australia in 2020 induced high risks on the imports of Australian beef. However, over the years the Company has built up a strong base of connections and customers in China that provides an unique opportunity to the Company to develop an additional Trading Platform aiming to generate additional revenues, profits and most importantly positive cash flows, so from July 2020 onward, the corporate division started to explore the opportunities of importing some of the China markets’ niche products. Although in so far the Company achieved minimal financial impacts due mainly to the adversities caused by the impacts of Covid-19 limiting oversea and domestic logistic, air flights and shipping services, restricting custom clearing services, inconstancy of supplies and deliveries and increasing costs and expenses of sales etc. making it extremely difficult to perform the trading activity effectively.

Therefore, there was no sales revenue generated in fiscal year 2020, 2021 and up to 31st March 2022 (Q1 2022) for Division (3).

Nevertheless presently the Company has registered in its book multiple of US$ hundred millions of supplies and sales in locally produced corns (for China domestic end users), imported sugars from Brazil, rape seed oil from Russia and coals from Indonesia for sales in China etc. that will be initiated as soon as the Company will finalize the seed capital needed for the establishment of bank instruments to generate the sizable trades. Once when these trading will be started, collectively they will bring in multiple of US$ tens of millions in gross profit per year to support the Company’s cash flows at reasonable high levels. In this respect, the Company is optimist that the said seed capital will be materialized within a further reasonable period on or before the end of Q2 2022.

C.2. Division (4) of the Project Development of (CA)

This is referring to the fishery operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery and agriculture farms, technology transfers and seafood sales and marketing, where;

Capital Award generated revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its A Power Module Technology Systems (“APM”) as follows:

●	Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations.

●	Seafood Sales from CA’s projected farms; became a discontinued segment of operations from October 5, 2016 when Tri-way was disposed to other third parties in term Tri-way was reclassified as an unconsolidated equity investee on same date.

From January 2020 up to the date of this annual report CA has not been able to do any fishery project or fishery project development due to the effects of the Pandemic COVID-19 as such, there was no revenue generated for fiscal year 2020 and 2021 for Division (4).

CA’s Potential project of 2022Q1:

In July 2020 SIAF became the joint venture partner of the China Africa Joint Chamber of Commerce and Industries (CAJCCI) which is a non-profit organization established in November 2016 by the China and Africa Governments to plan and to implement agriculture projects and related developments in Africa through development fund of US$60 Billion every three years provided by and granted by the China Government to Africa Nations in Agriculture industry projects and developments etc. In March 2021, development project papers in (i). Development of Trading of exporting dried cassavas to China and exporting of plant and equipment from China to Madagascar and developments of cassavas plantations and related value added processing and drying of cassavas on 100,000 acres of land in Madagascar and (ii). Development of goat farms and related value added processing in Madagascar were submitted to CAJCCI and Government of Madagascar; by early May 2021, both CAJCCI and the Government of Madagascar gave consents to both projects. Up until the date of this report, stringent traveling restriction between China and Madagascar has not been relaxed such that we have not been able to send our team members (including various professionals and professionals from CAJCCI) to assist our current Madagascar management teams of two members in Madagascar to start up the Projects but to wait until such time the said traveling restriction can be relaxed before sending staffs to Madagascar hopefully from June 2022 to start up the trading of cassavas and the development of cassavas farms etc.

SINO AGRO FOOD, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

There is no report from any independent registered public accounting firm for this March 312022 financial report due to the Covid-19 events prevented our Hong Kong based auditor to be in China to do inspection at sites and verification of our China operations.

SINO AGRO FOOD, INC.

CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Note	2022	2021
		(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	5	$191,448	$189,444
Inventories	6
Costs and estimated earnings in excess of billings on uncompleted contracts	18
Deposits and prepayments	7	9,171,856	9,141,301
Accounts receivable, net of allowance for doubtful accounts	8	12,100,674	9,605,260
Other receivables	9	83,395,963	83,460,514
Total current assets		104,859,941	102,396,519
Non-current assets
Plant and equipment, net of accumulated depreciation	10	87,738,484	86,667,799
Construction in progress	11
Land use rights, net of accumulated amortization	12	51,521,934	50,777,067
Total non-current assets		139,260,418	137,444,866
Other assets
Goodwill	13	724,940	724,940
Proprietary technologies, net of accumulated amortization	14	5,947,389	6,071,691
Interest in unconsolidated investees	15	145,244,914	148,101,538
Total other assets	16	151,917,243	154,898,169
Total assets		$396,037,602	$394,739,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses		$373,732	$458,140
Billings in excess of costs and estimated earnings on uncompleted contracts	18
Due to directors		2,257,927	1,919,393
Other payables	19	11,626,649	9,231,613
Borrowings - Short term bank loan	20
		14,258,308	11,609,146

Non-current liabilities
Other payables	19
Borrowings - Long term debts and bank loan	20	-	-
		-	-

Stockholders’ equity
Common stock: = $0.001 par value (60,352,492 and 60,352,492 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	22	60,353	60,353
Additional paid - in capital		135,722,287	135,722,287
Retained earnings		222,846,563	225,866,492
Accumulated other comprehensive income		(49,394,494)	(51,277,535)
Treasury stock		(1,250,000)	(1,250,000)
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity		307,984,709	309,121,597
Non - controlling interest		73,794,585	74,008,811
Total stockholders’ equity		381,779,294	383,130,408
Total liabilities and stockholders’ equity		$396,037,602	$394,739,554

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three months ended, March 31, 2022	Three months ended, March 31, 2021
Revenue
- Sale of goods
- Leasing & contracting income	2,687,305	2,633,393
	2,687,305	2,633,393
Cost of goods sold
Cost of Leasing & contracting	(1,587,858)	(1,556,003)

Gross profit	1,099,447	1,077,390
General and administrative expenses	(1,134,168)	(1,204,508)
Net income from operations	(34,721)	(127,118)
Other income (expenses)
Sharee of income from unconsolidated equity investee	(2,856,624)	(8,547,517)
Non-operating expenses
Interest expense
Net income (expenses)	(2,856,624)	(8,547,517)

Net income before income taxes	(2,891,345)	(8,674,635)
Provision for income taxes

Net income	(2,891,345)	(8,674,635)
Less: Net (income) loss attributable to non - controlling interest	(128,585)	357,842
Net income attributable to Sino Agro Food Inc. and subsidiaries	(3,019,930)	(8,316,793)
Other comprehensive income (loss) - Foreign currency translation gain (loss)	179,739	(195,746)
Comprehensive income	(2,840,191)	(8,512,539)
Less: Other comprehensive (income) loss attributable to non - controlling interest	85,642	(116,387)
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	(2,754,549)	(8,628,926)

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	(0.05)	(0.14)
Diluted	(0.05)	(0.14)

Weighted average number of shares outstanding:

Basic	60,352,492	60,093,202
Diluted	60,352,492	60,093,202

The accompanying notes are an integral part of these consolidated financial statements.

SINO AGRO FOOD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	2022 Q1	2021 Q1
Cash flows from operating activities
Net income (loss) for the year	(2,891,345)	(8,674,635)
Adjustments to reconcile net income for the year to net cash from operations:
Depreciation	1,249,555	1,221,461
Amortization	557,306	535,871
Share of unconsolidated equity investee	2,856,624	8,547,517
Increase in deposits and prepaid expenses	(30,555)	524,112
(Decrease) increase in due to a director	338,534	32,787
Increas e/(decrease) in accounts payable and accrued expenses	(84,408)	(657,463)
Increase in other payables	2,395,036	(5,478,353)
Decrease (increase) in accounts receivable	(2,495,414)	3,526,575
(Decrease) increase in tax payable
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts
Decrease in other receivables	64,551	25,748
Increase in interests in unconsolidated investees
Net cash provided by operating activities	1,959,884	(396,380)
Cash flows from investing activities
Acquisition of plant, property and equipment
Payment for construction in progress
Proceed from disposal of a long term investee
Proceed from disposal of plant, property and equipment
Net cash used in investing activities	-	-
Cash flows from financing activities
-Proceeds from convertible bond payable
Capital contribution from non-controlEng interest
Proceeds from short term debts
Long term debts repaid
Short term bank loan repaid
Net cash provided by financing activities	--	-
Effects on exchange rate changes on cash	(1,957,880)	432,945

(Decrease)/increase in cash and cash equivalents	2,004	36,565
Cash and cash equivalents, beginning of year	189,444	188,846
Cash and cash equivalents, end of year	191,448	$225,411

Supplementary disclosures of cash flow inforniation:
Cash paid for interest
Cash paid for income taxes	--	--
Non - cash transactions
Common stock issued as security for finance raised
Common stock issued for services and compensation
Transfer construction in progress to property and equipment

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

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fully integrated Cattle and Beef business was gradually being scaled down from year 2016 onward after the China Government relaxed its importation policies to allow many countries (i.e. Australia, NZ, Countries of South America and Canada etc.) to import beef into China affecting its domestic cattle rearing and beef industry. SJAP lost in excessive of US$30 million by year ended December 31st 2017 and by March,31th 2019, it reduced its large fully integrated activity into a small operation keeping and maintaining the production of fertilizer at less than 8,000 MT per year comparing to over 35,000 MT per year in 2015 and the production of concentrated live-stock feed at less than 3000 MT per year compares to over 15,000 MT in 2016 and fattening less than 1500 heads of live cattle at its own farm compares to 2015’s around 25,000 heads of live cattle reared and fattening by 20 corporative farms that consisted over 2,000 individual farmers collectively.

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

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0 and $0 for the three months ended March 31, 2022 and March 31, 2021, respectively.

2.11	ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $0, and $0 for the three months ended March 31, 2022 and March 31, 2021, respectively.

2.12	RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0 for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $ (49,394,494) as of March 31, 2022 and $ (51,277,535) as of December 31, 2021. The balance sheet amounts with the exception of equity as of March 31, 2022 and December 31, 2021 were translated using an exchange rate of RMB 6.35 to $1.00 and RMB 6.38 to $1.00, respectively. The average translation rates applied to the statements of income and other comprehensive income and of cash flows for the three months ended March 31, 2022 and March 31, 2021 were RMB 6.35 to $1.00 and RMB 6.48 to $1.00, respectively.

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

Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of March 31, 2022 and December 31, 2021 amounted to $191,448 and $189,444, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company had 5 major customers (A, B, C, D and E) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	2022 Q1	March 2021Q1
Customer A	55.15%	55.15%
Customer B	24.79%	24.79%
Customer C	20.06%	20.06%
Customer D
Customer F

	100%	100%

		Percentage of revenue	Amount
Customer A	Organic fertilizer and Bread Grass Division	55.15%	$1,481,921
Customer B	HU Plantation Division	24.79%	$666,210
Customer C	Cattle Farm Development	20.06%	$539,174

Accounts receivable are derived from revenue earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of customers and has not experienced any material losses to date.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March,31, 2022	December 31, 2021
Customer A	38.15%	35.89%
Customer B	28.49%	35.69%
Customer C	17.60%	17.13%
Customer D	12.42%	10.77%
Customer E	3.35%	0.52%
Customer F		%
	100%	100%

As of March 31, 2022, amounts due from customers A, B and C are $4,616,063, $3,447,374 and $2,129,250 respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

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

For the three months ended March 31,2022 and March 31,2021, basic earnings (loss) per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $(0.28), and $(0.88), respectively. For the three months ended March 31,2022 and March 31,2021, diluted earnings (loss) per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $(0.28), and $(0.88), respectively.

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

	March 31,2022
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$0	666,210	1,481,921	539,174	0	$2,687,305

Net income (loss)	$(37,114)	(9,523)	163,549	146,584	(3,283,426)	$(3,019,930)

Total assets	$95,141,892	32,870,511	101,981,491	17,054,939	148,988,769	$396,037,602

	March 31,2021
	Fishery Development Division (1)	HU Plantation Division (2)	Organic Fertilizer and Bread Grass Division (3)	Cattle Farm Development Division (4)	Corporate and others (5)	Total

Revenue	$0	652,845	1,452,191	528,357	0	$2,633,393

Net income (loss)	$(37,114)	(10,666)	173,362	177,367	(8,619,742)	$(8,316,792)

Total assets	$99,898,987	35,828,857	119,318,345	20,636,476	190,705,624	$466,388,289

Note

(1)	Operated by Capital Award, Inc. (“CA”).

(2)	Operated by Jiang Men City Heng Sheng Tai Agriculture Development Co., Limited (“JHST”).

(3)	Operated by Qinghai Sanjiang A Power Agriculture Co., Limited (“SJAP”), A Power Agro Agriculture Development (Macau) Limited (“APWAM”), and Hunan Shenghua A Power Agriculture Co., Limited (“HSA”). On December 30, 2018 QZH was disposed to third party and derecognized as variable interest entity on the same date.

(4)	Operated by Jiang Men City Hang Mei Cattle Farm Development Co. Limited (“JHMC”) and Macau Eiji Company Limited (“MEIJI”).

(5)	Operated by Sino Agro Food, Inc. (“SIAF”) and Sino Agro Food Sweden AB (“SAFS”) ----（Discontinued since 31st December 2019).

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INCOME TAXES

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

As of 31 March 2022, the Company reviewed its tax position with the assistance US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

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

No EIT has been provided in the financial statements of SIAF, JHST, JHMC, HSA, and SJAP since they are exempt from EIT for the three months ended March 31, 2022 and 2021as they are within the agriculture, and cattle sectors.

Belize

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

Macau

No Macau Corporate income tax has been provided in the consolidated financial statements of APWAM and MEIJI since these entities did not earn any assessable profits for the three months ended March 31, 2022 and 2021.

Sweden

Sweden Corporate income tax has been provided at 22% on reported profit for the year ended December 31, 2019 and 2018 in the consolidated financial statements of SAFS.

No deferred tax assets and liabilities are of the three months ended March 31, 2022 and 2021 since there was no difference between the financial statements carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the period in which the differences are expected to reverse.

Provision for income taxes is as follows:

	March, 31, 2022		March, 31, 2021
SIAF		$-	$-
SAFS
CA, CH and CS
MEIJI and APWAM
JHST, JHMC and HSA
$

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2022 and 2021. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	NET LOSS FROM DISPOSAL OF A VARIABLE INTEREST ENTITY

Historical no longer applicable

6.	CASH AND CASH EQUIVALENTS

	March,31, 2022	December 31, 2021
Cash and bank balances	$191,448	$189,444

SINO AGRO FOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVENTORIES

As of March, 31, 2022, inventories are as follows:

	March, 31, 2022	December 31, 2021
Bread grass		$
Beef cattle
Organic fertilizer
Forage for cattle and consumable
Raw materials for bread grass and organic fertilizer
Immature seeds
	-		$-

8.	DEPOSITS AND PREPAYMENTS

	March, 31, 2022	December 31, 2021
Deposits for
- purchases of equipment	-	$-
- acquisition of land use rights	-	-
- inventories purchases	9,171,856	9,141,301
- construction in progress	-	-
- issue of shares as collateral	-	-
Shares issued for employee compensation and overseas professional and bond interest	-	-
Others	-	-
	9,171,856	$9,141,301

9.	ACCOUNTS RECEIVABLE

All accounts receivable are reflected as a current asset and no allowance for bad debt of March 31, 2022 and December 31,2021, respectively.

Aging analysis of accounts receivable is as follows:

	March, 31, 2022	December 31, 2021
0 - 30 days	1,873,136	$1,580,788
31 - 90 days	4,010,526	2,761,450
91 - 120 days	369,285	1,161,635
over 120 days and less than 1 year	5,847,727	4,097,387
over 1 year	-	-
	12,100,674	$9,605,260

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	OTHER RECEIVABLES

	March, 31, 2022		December 31, 2021
Advanced to employees	$		$-
Advanced to suppliers		2,028,907	1,958,785
Advanced to customers
Advanced to developers		-	-
Advanced to SJAP		76,404,954	76,404,954
Others		4,962,102	5,096,775
		$83,395,963	$83,460,514

Advanced to employees, suppliers, customers and developers are unsecured, interest free and with no fixed terms of repayment.

11.	PLANT AND EQUIPMENT

	March, 31, 2022	December 31, 2021
Plant and machinery	$8,841,367	$8,838,326
Structure and leasehold improvements	89,054,451	86,899,910
Mature seeds and herbage cultivation	17,664,989	17,513,513
Furniture and equipment	2,591,393	2,525,915
Motor vehicles	1,528,690	1,441,330
	119,680,890	117,218,994

Less: Accumulated depreciation	31,942,406	30,551,195
Net carrying amount	$87,738,484	$86,667,799

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONSTRUCTION IN PROGRESS

	March, 31, 2022	December 31, 2021
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$-	$-
- Oven room, road for production of dried flowers	-	-
- Organic fertilizer and bread grass production plant and office building	-	-
- Rangeland for beef cattle and office building	-	-
- Fish pond and breeding factory	-	-
	$-	$-

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	LAND USE RIGHTS

	March, 31, 2022	December 31, 2021
Cost	$70,572,240	$69,080,116
Less: Accumulated amortization	(19,050,306)	(18,303,050)
Net carrying amount	$51,521,934	$50,777,067

14.	GOODWILL

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

	March, 31, 2022	December 31, 2021
Goodwill from acquisition	$729,940	$724,940
Less: Accumulated impairment losses	-	-
Net carrying amount	$724,940	$724,940

15.	PROPRIETARY TECHNOLOGIES

	March, 31, 2022	December 31, 2021
Cost	9,256,055	$9,236,995
Less: Accumulated amortization	(3,308,666)	(3,165,304)
Net carrying amount	5,947,389	$6,071,691

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	INTERESTS IN UNCONSOLIDATED EQUITY INTERESTS

	March 31, 2022		December 31, 2021
Investments at cost	$		$
- TRW		131,251,600		131,251,600
- SJAP		21,398,361		21,398,361
Cattle farm 2		-		-
Amount due from a consolidated equity investee		(9,405,947)		(6,548,423)
		145,244,914		$148,101,538

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	TEMPORARY DEPOSITS PAID TO ENTITIES FOR EQUITY INVESTMENTS IN FUTURE SINO JOINT VENTURE COMPANIES

Intended unincorporated Investee	Projects Engaged	March, 31, 2022	December 31, 2021
A	Trade center	-	$-
B	Fish and prawn Farm 2 GaoQiqiang Aquaculture	*	*
C	Cattle farm 2	-	-
		$-	$-

18.	VARIABLE INTEREST ENTITY TO AN INVESTOR IN ASSOCIATE

As of September 30th 2019, Mr. Solomon Lee resigned as the Chairman of SJAP resulting in categorization of SJAP as an Investor in Associate from a subsidiary status.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CONSTRUCTION CONTRACT

(i)	Costs and estimated earnings in excess of billings on uncompleted contracts

	March, 31, 2022	December 31, 2021
Costs	-	$-
Estimated earnings	-	-
Less: Billings	-	-
Costs and estimated earnings in excess of billings on uncompleted contracts	-	$-

(ii)	Billings in excess of costs and estimated earnings on uncompleted contracts

	March, 31, 2022	December 31, 2021
Billings	-	$
Less: Costs	-
Estimated earnings	-
Billing in excess of costs and estimated earnings on uncompleted contracts	-	$

20.	OTHER PAYABLES

		March, 31, 2022	December 31, 2021
Due to third parties		11,626,649	$9,231,613
Straight note payable (note 23(i))		-	-
Promissory notes issued to third parties		-	-
Due to local government		-	-
		11,626,649	$9,231,613

Less:	Amount classified as non-current liabilities
	Promissory notes issued to third parties	-
Amount classified as current liabilities		11,626,649	$9,231,613

Due to third parties are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	BORROWINGS

There is no bank borrowing as at March 31, 2022

22.	CONVERTIBLE NOTE PAYABLES

As of December 31, 2019, we have other payables totaling $42,514,342, comprised of the following:

●	Convertible Notes Payables of

Note (1) is a 10.5% convertible note in aggregate principal amount of $33 million issued on August 29, 2014. Note has been transferred to an suspended account and please refer to further details described in chapter below marked notes to Note (2).

Note (2) is another convertible note with principle sum of $4 million issued on October 29, 2019 that was fully satisfied without any further liability to the note holder on January 20, 2022 by (i) 120,000 common shares of the Company previously issued in October 29, 2019 as security to and has been accepted by the Note holder as part repayment of Note (2) and (ii) the transfer of 32,000 common shares of Tri-way from a friendly shareholder of Tri-way to the note holder on January 20, 2022 with all interest to be voided. This convertible note was fully redeemed on January 20, 2022.

●	Other payables on loan debts of

Loan (1) is a friendly party’s loan granted by the lender on October 12, 2017 with principal amount of $6 million and accrued interest to present (date of March 31, 2022) of $3 million rounding up to a sum of $9 million as at December 31, 2021.

Loan (2) is consisting loans granted by 2 friendly third parties for $1,482,027 collectively during the period of fiscal year 2021 that are interest free and have no fixed term of repayments.

Table 13.a. below shows further summarized details of the Other Payables:

	31.12.2021
Other payables as at	Principal	Outstanding	Note
Convertible Note 1	33,000,000	-	Transferred to Suspend accont 31.12.2021
Convertible Note 2	4,000,000	-	Fully paid on January 20, 2021
Loan 1	6,000,000	9,000,000.0	Intending to be fully paid within year 2022.
Loan 2
Friendly party 1	900,000	900,000.0	Intending to be fully paid on or before April 8, 2022
Friendly party 2	582,027	582,027.4
Total Other Payables as at		10,482,027

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	CONVERTIBLE NOTE AND OTHER PAYABLES (CONTINUED)

Note to Convertible Note 1 (CP 1):

History of CP1

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

(ii). It is the Company’s intension for the said 5,196,333 shares of its common stocks to be converted into the G Series Preferred Stocks at conversion ratio of the offer of the Initial Public Offer stated in the registration statement (i.e. S1 and S4 registration statement) filed with SEC on or before June 30, 2021. However it was due primarily to the effects of the Covid-19 delayed the completion of the said filing of the said registration statements until such time a comprehensive re-statement of financials of (2019 to present date ) of the Company will be filed targeting on or before May 15, 2022. The repayment of Note 1 is subjecting to the below stated item (iii) being satisfied and resolved.

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

In order that the principal amount of $15,589,000 of the cash settlement sum mentioned above may be settled amicably between the accredited investor and the Company, the sales proceeds (of US$13,362,550.00) from the sales of the 500,050 shares loaned in good faith to ECAB must be taken into consideration and be resolved satisfactorily to the Company this CP 1 can be fully settled.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	SHAREHOLDERS’ EQUITY

The Group’s share capital as of December 31, 2021 and 2020 shown on the consolidated balance sheet represents the aggregate nominal value of the share capital of the Company as of that date.

Common Stock:

During the year ended December 31, 2020, the Company (i) issued 535,598 shares of common stock valued to employees and directors at ranging from $1 to $1.56 per share for $576,170 for employee compensation; (ii) issued 16,032,262 shares of common stock valued to professionals and contractors ranging from $ 0.55 to $1.00 per share for $9,723,720 for service compensation; and (iii) issued 3,935,439 shares of common stock valued at $ 0.30 to $0.50 per share for 1,478,029 for settlement of debts.

The Company has 59,963,332 and 59,963,332 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

Lease expenses were $11,538 and $12,207 for the three months ended March 31,2022 and March 31,2021, respectively.

The future minimum lease payments as of December 31, March 31, 2022, are as follows:

Within 1 year	$27,285
2 to 5 years	84,772
Over 5 years	-
$112,057

25.	STOCK BASED COMPENSATION

On March,31, 2019, the Company issued employees total of 117,000 shares of common stock valued at fair value of $3.45 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2019, the Company issued employees total of 500,800 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $3.45 per share. On December 31, 2019, the Company issued employees total of 1,050,502 shares of common stock valued at fair value of $1 per share for services rendered to the Company. The fair values of the common stock issued were determined by using the trading price of the Company’s common stock on the date of issuance of $1 per share.

As of March 31,2022, the deferred compensation balance for staff was $0 and $0 were to be amortized over 6 months and 1 year, respectively beginning on January 1, 2022.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	CONTINGENCIES

On March 26, March 31,2021, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company, as well as four of its current directors. The Complaint alleges violations of securities law and state law, breaches of fiduciary duties (including gross mismanagement of the Company) by the individual defendants, a material default of its obligations under a commercial loan agreement, misleading and false statements (including material omissions) by the individual defendants, and unauthorized issuance of new shares of Common Stock to pay debts that, in the view of the plaintiffs, has diluted shareholder ownership and oppressed shareholders of the Company. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend against the Complaint.

On July 23rd March 31, 2021 the settlement agreement between the plaintiffs and the Company to settle the shareholder derivate complaint was preliminary approved and final approval was granted on October 13th 2021 as such the case was closed on October 13th March 31, 2021 officially.

On September 22, 2015, the Company entered into a trade facility agreement with two independent third parties. Pursuant to the agreement, the Company provides collateral in the form of Company’s common shares to a PRC based lender (the “Lender”) and the Lender agrees to provide a revolving trade facility loan up to $20,000,000 to a PRC based borrower. The arrangement was commenced on February 15, 2016 and will be expired on September 15, March 31, 2021.

As of December 31, March 31,2021, the Company has issued aggregate 5,708,312 common shares as collateral and the trade facility line reduced to $13 million that was settled and written off with the consent of the Lender on the understanding that it is due to the impacts of the Covid-19 the borrower is no longer requiring the revolving trade facility. Therefore as at March 31,2022 the Company has no more contingent liability regarding to this trade facility to the Lender.

27.	RELATED PARTY TRANSACTIONS

In addition to the transactions and balances as disclosed elsewhere in these consolidated financial statements, during the years ended March 31,2022 and December 31, 2021, the Company had the following significant related party transactions:-

Name of related party	Nature of transactions
Mr. Solomon Yip Kun Lee, Chairman	Included in due to director, due to Mr. Solomon Yip Kun Lee is $929,318 and $1,919,393 as of March 31, 2022 and December 31, 2021, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

Tri-Way Industries Limited (“TRW”) Unconsolidated equity investee	Included in interest in unconsolidated equity investee, due from Tri-Way Industries Limited is $123,861,227 and $126,703,177 as of March 31, 2022 and December 31, 2021, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SJAP	Included in interest in unconsolidated equity investee, due from SJAP Limited is $21,398,361 and $21,398,361 as of March 31, 2022 and December 31, 2021, respectively. The amounts are unsecured, interest free and have no fixed terms of repayment.

SINO AGRO FOOD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	EARNINGS PER SHARE

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

	Three months ended March, 31, 2022	Three months ended March, 31, 2021
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	(3,019,930)	$(8,316,793)
Basic earnings per share	(0.05)	$(0.14)
Basic weighted average shares outstanding	60,352,492	60,093,202

	Three months ended March, 31, 2022	Three months ended, March 31, 2021
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	(3,019,930)	$(8,316,793)
Diluted earnings per share	(0.05)	$(0.14)
Diluted weighted average shares outstanding	60,352,492	60,093,202

PART 2; MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.	For the 3 months ended 31st March 2022, the Company’s revenues and incomes are generated from the following businesses activities:

1.	Leasing of business activities

2.	Investments in investees

Whereas

1.	Consolidated revenues are generated from the leasing of following business activities:

●	The Organic fertilizer operation of HSA.
●	Cattle farms operation of (MEIJI) & (JHMC)
●	Plantation operation of (JHST)

2.	Unconsolidated incomes are generated from the investments of following 2 investees:

●	45% equity holding in SJAP
●	36.6% equity holding in Tri-way

B.	A summary of each business division and operations is described below:

C.	B.1. Division (1) of leasing of operations:

●	The Organic fertilizer operation of HSA.

The operation of Hunan Shenghua A Power Agriculture Co. Ltd. (“HSA”) is in manufacturing and sales of organic fertilizer. From 1st October 2019 the Company contracted out its manufacturing and sales of organic fertilizer to its operational management; as such income of HSA is derived mainly from said leasing contract.

The table (a) below shows HSA’s 2022Q1leasing contract’s financial results:

	RMB	US$ equivalent	Notes
Leasing revenue	9,410,200	1,481,921
Administration expenses
Depreciation	(4,786,486)	(753,777)	All HSA’s administration charges and expenses are being billed directly in SIAF’s account
Amortization	(1,286,217)	(202,554)
Others & miscellaneous	(1,971,000)	(310,394)
Leasing net incomes	1,366,497	215,196

●	The plantation operation of (JHST)

Plantation operation refers to the operations of Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (“JHST”) in the HU Plantation business where dragon fruit flowers (dried and fresh), crops of vegetables and immortal vegetables (dried) are being grown and sold to wholesale and retail markets. JHST’s financial statements are consolidated into the financial statements of Macau EIJI Company Ltd. (“MEIJI”) as one entity. From 1st October 2019 the Company contracted out its plantation operation to its operational management; as such income of JHST is derived mainly from said leasing contract.

The table (b) below shows JHST’s 2021 leasing contract’s financial results:

	RMB	US$ equivalent	Notes
Leasing revenue	4,230,435	666,210
Administration expenses
Depreciation	(2,159,054)	(340,009)	Depreciation and Amortization charges are being deduct directly from JHST’s leasing account
Amortization	(862,008)	(135,749)
Others & miscellaneous	(1,290,000)	(203,150)	Others and miscellaneous expenses are being billed to SIAF’s account
Leasing net incomes	(80,627)	(12,697)

●	The cattle farms operation of (MEIJI) & (JHMC)

Cattle Farm Division refers to the operations of Cattle Farm 1 under Jiangmen City Hang Mei Cattle Farm Development Co. Ltd (“JHMC”) where cattle are being grown, fatten and sold live to third party livestock wholesalers who sell them mainly to Guangzhou and Beijing livestock wholesale markets. The financial statements of JHMC are consolidated into MEIJI as one entity along with MEIJI’s operation in the consulting and service for development of other cattle farms (e.g., Cattle Farm 2) or related projects. From 1st October 2019 the Company contracted out its cattle operation to its operational management; as such incomes of JHMC are derived mainly from said leasing contract.

The table (C) below shows MEIJI’s 2021 leasing contract’s financial results:

	RMB	US$ equivalent	Notes
Leasing revenue	3,423,752	539,174
Administration expenses
Depreciation	(989,133)	(155,769)	Depreciation and Amortization charges are being deduct directly from MEIJI’s leasing account
Amortization	0	0
Others & miscellaneous	(399,780)	(62,957)	Others and miscellaneous expenses are being billed to SIAF’s account
Leasing net incomes	2,034,839	320,447

The total leasing revenues and gross profits for fiscal year ended 31st March 2022 are $2,687,305 and $1,099,447 respectively representing 100% of the Group’s total consolidated revenue and gross profit comparing to fiscal year ended 31st March 2021 revenue of $2,633,393 and gross profit of $1,077,390. The differences of the two years revenues and gross profits are primarily due to the appreciation of RMB averaging from 2021Q1’s US$1 = RMB 6.48 to 2022Q’s US$1=RMB6.35.

Whereas the general expenses and costs of the leasing contracts are recorded in others and miscellaneous expenses consisting cost items of maintenances, replacements, security, legal, services, Government levies and taxes and the group’s corporate management of the leasing contracts etc.

Other divisions

C.1. Division (3) of the Marketing & Trading operation of The Corporate Sector

This division is referring to the trading segment of business operations of the Group named internally under corporate division of Sino Agro Food, Inc., including import/export business, corporate affairs and consulting and service operations provided to projects that are not included in CA’s fishery development activities. Over the years up until end of fiscal year 2019 the corporate division imported mainly live seafood from South Africa countries, Vietnam, Thailand, Russian and other nearby countries and frozen beef from Australia and South America countries; however it is due to the interruptions and adverse impacts caused by the Pandemic COVID-19 made it impossible and unprofitable to continue the imports of live seafood, and the poor political relationship between China and Australia in 2020 induced high risks on the imports of Australian beef. However, over the years the Company has built up a strong base of connections and customers in China that provides an unique opportunity to the Company to develop an additional Trading Platform aiming to generate additional revenues, profits and most importantly positive cash flows, so from July 2020 onward, the corporate division started to explore the opportunities of importing some of the China markets’ niche products. Although in so far the Company achieved minimal financial impacts due mainly to the adversities caused by the impacts of Covid-19 limiting oversea and domestic logistic, air flights and shipping services, restricting custom clearing services, inconstancy of supplies and deliveries and increasing costs and expenses of sales etc. making it extremely difficult to perform the trading activity effectively.

Therefore, there was no sales revenue generated in fiscal year 2020, 2021 and up to 31st March 2022 (Q1 2022) for Division (3).

Nevertheless presently the Company has registered in its book multiple of US$ hundred millions of supplies and sales in locally produced corns (for China domestic end users), imported sugars from Brazil, rape seed oil from Russia and coals from Indonesia for sales in China etc. that will be initiated as soon as the Company will finalize the seed capital needed for the establishment of bank instruments to generate the sizable trades. Once when these trading will be started, collectively they will bring in multiple of US$ tens of millions in gross profit per year to support the Company’s cash flows at reasonable high levels. In this respect, the Company is optimist that the said seed capital will be materialized within a further reasonable period on or before the end of Q2 2022.

C.2. Division (4) of the Project Development of (CA)

This is referring to the fishery operations of Capital Award Inc. (“Capital Award” or “CA”) covering its engineering, technology and consulting service management of fishery and agriculture farms, technology transfers and seafood sales and marketing, where;

Capital Award generated revenues from providing engineering consulting services as turnkey contractors to owners and developers of fishery projects that are being designed and engineered into turnkey contracts by Capital Award in China using its A Power Module Technology Systems (“APM”) as follows:

●	Engineering and Technology Services; via Consulting and Service Contracts (“CSC’s”) for the development, construction, and supply of plant and equipment, and management of fishery (and prawn or shrimp) farms and related business operations.

●	Seafood Sales from CA’s projected farms; became a discontinued segment of operations from October 5, 2016 when Tri-way was disposed to other third parties in term Tri-way was reclassified as an unconsolidated equity investee on same date.

From January 2020 up to the date of this annual report CA has not been able to do any fishery project or fishery project development due to the effects of the Pandemic COVID-19 as such, there was no revenue generated for fiscal year 2020 and 2021 for Division (4).

CA’s Potential project in 2022:

In July 2020 SIAF became the joint venture partner of the China Africa Joint Chamber of Commerce and Industries (CAJCCI) which is a non-profit organization established in November 2016 by the China and Africa Governments to plan and to implement agriculture projects and related developments in Africa through development fund of US$60 Billion every three years provided by and granted by the China Government to Africa Nations in Agriculture industry projects and developments etc. In March 2021, development project papers in (i). Development of Trading of exporting dried cassavas to China and exporting of plant and equipment from China to Madagascar and developments of cassavas plantations and related value added processing and drying of cassavas on 100,000 acres of land in Madagascar and (ii). Development of goat farms and related value added processing in Madagascar were submitted to CAJCCI and Government of Madagascar; by early May 2021, both CAJCCI and the Government of Madagascar gave consents to both projects. Up until the date of this report, stringent traveling restriction between China and Madagascar has not been relaxed such that we have not been able to send our team members (including various professionals and professionals from CAJCCI) to assist our current Madagascar management teams of two members in Madagascar to start up the Projects but to wait until such time the said traveling restriction can be relaxed before sending staffs to Madagascar hopefully from June 2022 to start up the trading of cassavas and the development of cassavas farms etc.

3.	CONSOLIDATED RESULTS OF OPERATIONS

2.1.	Part A. Audited Income Statements of Consolidated Results of Operations for the three months ended March 31,2022, compared to the three months ended March 31,2021

A (1) Income Statements (unaudited)

	Three months ended, March 31, 2022	Three months ended, March 31, 2021	Difference	Note
Revenue
- Sale of goods
- Leasing & contracting income	2,687,305	2,633,393	53,912	1
	2,687,305	2,633,393	53,912
Cost of goods sold
Cost of Leasing & contracting	(1,587,858)	(1,556,003)	(31,855)	1

Gross profit	1,099,447	1,077,390	22,057
General and administrative expenses	(1,134,168)	(1,204,508)	70,340	2
Net income from operations	(34,721)	(127,118)	92,397
Other income (expenses)

Government grant
Share of income from unconsolidated equity investee	(2,856,624)	(8,547,517)	5,690,893	3
Non-operating expenses			-
Interest expense			-
Net income (expenses)	(2,856,624)	(8,547,517)	5,690,893

Net income before income taxes	(2,891,345)	(8,674,635)	5,783,290
Provision for income taxes

Net income	(2,891,345)	(8,674,635)	5,783,290
Less: Net (income) loss attributable to non - controlling interest	(128,585)	357,842	(486,427)	4
Net income attributable to Sino Agro Food Inc. and subsidiaries	(3,019,930)	(8,316,793)	5,296,863
Other comprehensive income (loss) - Foreign currency translation gain (loss)	179,739	(195,746)	375,485
Comprehensive income	(2,840,191)	(8,512,539)	5,672,348
Less: Other comprehensive (income) loss attributable to non - controlling interest	85,642	(116,387)	202,029
Comprehensive income attributable to the Sino Agro Food, Inc. and subsidiaries	(2,754,549)	(8,628,926)	5,874,377

Earnings per share attributable to the Sino Agro Food, Inc. and subsidiaries common stockholders:
Basic	(0.05)	(0.14)	0.09
Diluted	(0.05)	(0.14)	0.09

Weighted average number of shares outstanding:

Basic	60,352,492	60,093,202	259,290
Diluted	60,352,492	60,093,202	259,290

Note 1: The leasing contracts’ incomes:

The Company’s revenues generated from the leasing & contracting activities were $2,687,305 for the three months ended March 31, 2022 compared to $2,633,393for the three months ended March 31, 2021 representing a increase of 2% or $53,912. primarily due to gains in exchange rate of the RMB from the average of US$1=RMB6.48 for the three months ended 31st March 2021 to US$6.35 as in the same period of ended 31st March 2022..

The Company’s cost of leasing and contracting activities were $1,587,858 for the three months ended March 31, 2022 compared to $1,556,003 for the three months ended March 31, 2021 due primarily for the gains in exchange rate of the RMB explained above..

Gross profits of the Company generated from leasing and contracting activities were $1,099,447 for the three months ended March 31, 2022compared to $1,077,390 for the same period ended March 31, 2021, representing an increase of 2% or $22,057.

The Company didn’t generate revenue neither from the sales of goods, the consulting and servicing nor from the corporate trading activities for the three months ended March 31, 2022 and 2021.

Please refer to Table (a), (b) and (C) in page 1 and 2 of this report for further details of the leasing division’s financial results.

Note 2: Administrative and general expenses (inclusive interest Expenses):

Table (7)

Category
	2022Q1	2021Q1	Difference
Office and corporate expenses	561,431	640,031	(78,600)
Wages and salaries	147,224	164,891	(17,667)
Traveling and related lodging	5,014	5,364	(351)
Motor vehicles expenses and local transportation	1,021	1,266	(245)
Entertainments and meals	4,800	5,976	(1,176)
Others and miscellaneous	195,675	180,021	15,654
Depreciation and amortization	219,003	206,958	12,045
Interest expenses
Total	1,134,168	1,204,508	(70,340)

General and administrative (including depreciation and amortization) and interest expenses decreased by $70,340 from a total of $1,204,508 for the three months ended March 31, 2021 to $1,134,168 for the three months ended March 31, 2022. The increase was mainly due to the appreciation of RMB against USD during the period.

Note on depreciation and amortization:

The total depreciation and amortization for the three months ended March 31, 2022 were $1,806,861 whereas $219,003 are reported in the Group’s Administration and general expenses shown in Table (7) above while the balance of $1,578,858 are reported in the leasing contracts’ costs of sales.

Note 3: Share of income from unconsolidated equity investees

Table 8

	2022Q1	2021Q1
Share of incomes from Tri-way	(2,824,015)	(7,292,096)
Share of incomes from SJAP	(32,609)	(1,255,421)
Total	(2,856,624)	(8,547,517)

Share of incomes from Tri-way are $(2,824,015) and $(7,292,096) for the three months ended March 31, 2022 and 2021 respectively.

Share of incomes from SJAP are $(32,609) and (1,255,421) for the three months ended March 31, 2022and 2021 respectively.

The Company’s total investment incomes are loses of $2,856,624 and $8,547,517 for the three months ended March 31, 2022 and 2021 respectively.

Note 4 Non-controlling interest:

Table (9) below shows the derivation of non-controlling interest

Name of China subsidiaries	Jiangmen City Heng Sheng Tai Agriculture Development Co. Ltd. (China)	Jiangmen City Hang Mei Cattle Farm Development Co. Ltd. (China)	Hunan Shenghua A Power Agriculture Co., Limited (China)	Total
Effective shareholding	75%	75%	76%
Abbreviated names	(JHST )	(JHMC )	(HSA )

Net income (loss) of the P.R.C. subsidiaries for the year in $	(12,697)	320,447	215,196

% of profit sharing of non-controlling interest	25%	25%	24%

Non-controlling interest’s shares of Net incomes in $	(3,174)	80,112	51,647	128,585

The Net Loss attributed to non-controlling interest is $128,585 shared by (JHST, JHMC and HSA for the three months ended March 31, 2022 as shown in Table (12) above.

3.2.	Part B. MD &A on Audited Consolidated Balance Sheet as of March 31,2022 compared to year 2021

	March 31, 2022	December 31, 2021	Difference	Note
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$191,448	$189,444	2,004	8
Inventories			-	9
Costs and estimated earnings in excess of billings on uncompleted contracts
Deposits and prepayments	9,171,856	9,141,301	30,555	10
Accounts receivable, net of allowance for doubtful accounts	12,100,674	9,605,260	2,495,414	11
Other receivables	83,395,963	83,460,514	(64,551)	16
Total current assets	104,859,941	102,396,519	2,463,422
Non-current assets
Plant and equipment, net of accumulated depreciation	87,738,484	86,667,799	1,070,685	12
Construction in progress			-	13
Land use rights, net of accumulated amortization	51,521,934	50,777,067	744,867	14
Total non-current assets	139,260,418	137,444,866	1,815,552
Other assets			0
Goodwill	724,940	724,940	0
Proprietary technologies, net of accumulated amortization	5,947,389	6,071,691	(124,302)
Interest in unconsolidated investees	145,244,914	148,101,538	(2,856,624)	15
Total other assets	151,917,243	154,898,169	(2,980,926)
Total assets	$396,037,602	$394,739,554	1,298,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$373,732	$458,140	(84,408)
Billings in excess of costs and estimated earnings on uncompleted contracts
Due to directors	2,257,927	1,919,393	338,534
Other payables	11,626,649	9,231,613	2,395,036	18
Borrowings - Short term bank loan			-
	14,258,308	11,609,146	2,649,162	17

Non-current liabilities
Other payables
Borrowings - Long term debts and bank loan	-	-

Stockholders’ equity
Common stock: = $0.001 par value ( 60,352,492 and
60,352,492 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	60,353	60,353	0
Additional paid - in capital	135,722,287	135,722,287	0
Retained earnings	222,846,563	225,866,493	(3,019,930)
Accumulated other comprehensive income	(49,394,494)	(51,277,535)	1,883,041
Treasury stock	(1,250,000)	(1,250,000)	-
Total Sino Agro Food, Inc. and subsidiaries stockholders’ equity	307,984,709	309,121,597	(1,136,888)
Non - controlling interest	73,794,585	74,008,811	(214,226)
Total stockholders’ equity	381,779,294	383,130,408	(1,351,114)
Total liabilities and stockholders’ equity	$396,037,602	$394,739,554	1,298,048

Note (8) Cash and Cash Equivalents

Cash and cash equivalents increased by $2,004 from $189,444 to $191,448 between December 31,2021 and March 31, 2022 respectively..

Note (9) Break down on Inventories:

March 31, 2022
$
Bread grass
Beef cattle
Organic fertilizer
Forage for cattle and consumables
Raw materials for bread grass and organic fertilizer
Immature seeds

Note (10) Breakdown of Deposits and Prepaid Expenses:

March 31, 2022
$
Deposits for
- purchases of equipment
- acquisition of land use rights
- inventories purchases	9,171,856
- construction in progress
- issue of shares as collateral
Shares issued for employee compensation and overseas professional and bond interest
Others
9,171,856

Note (11): Aging and breakdown of Accounts receivable:

	March 31,2022
	Accounts receivable	0-30 days	31-90 days	91-120 days	over 120 days and less than 1 year	Over 1 year
	$
Sales of imported seafood (SIAF) pending on impairments under consideration	3,447,374				3,447,374
Leasing fees due from lease of (JHMC)	2,534,533	785,705	1,748,828
Leasing fees due from lease of (JHST)	1,502,704	210,379	1,292,325
Leasing fees due from lease of (HSA)	4,616,063	877,052	969,373	369,285	2,400,353
Total	12,100,674	1,873,136	4,010,526	369,285	5,847,727	0
% of total receivables	100%	15%	33%	3%	48%	0%

The normal credit period granted to the customers is 90 to 120 days. The Company will quarterly evaluate the recoverability of the over 120-day balance.

Information on Concentration of credit risk of revenue:

A.	Cash includes cash at banks and demand deposits in accounts maintained with banks within the P.R.C. Total cash in these banks as of March 31, 2022 and December 31, 2021 amounted to $191,448 and $1$189,444, respectively, none of which is covered by insurance.

B.	the Company has not experienced any losses in any accounts receivables and other receivable during 2022 Q1and 2021 Q1; therefore the Company has made provision of $0 as bad debts being written off for the period ended March 31, 2022 and March 31, 2021 although certain provisional impairments are under consideration presently.

C.	The Company had 3 major customers (A, B and C) whose business individually represented the following percentages of the Company’s total revenue for the period indicated:

	2022Q1	2021Q1
Customer A	55.15%	55.15%
Customer B	24.79%	24.79%
Customer C	20.06%	20.06%

	100%	100%

Account receivables are derived from revenues earned from customers located primarily in the P.R.C. The Company performs ongoing credit evaluations of the customers and made provisions for bad debts mentioned in section B above.

The Company had 5 major customers whose accounts receivable balance individually represented the following percentages of the Company’s total accounts receivable:

	March,31, 2022	December 31, 2021
Customer A	38.15%	35.89%
Customer B	28.49%	35.69%
Customer C	17.60%	17.13%
Customer D	12.42%	10.77%
Customer E	3.35%	0.52%
Customer F		%
	100%	100%

$2,129,250 respectively. The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and has made provisions for bad debts mentioned in section B above.

Note (12) Property and equipment, (P&E) net of accumulation depreciation:

March,31, 2022
Plant and machinery	$8,841,367
Structure and leasehold improvements	89,054,451
Mature seeds and herbage cultivation	17,664,989
Furniture and equipment	2,591,393
Motor vehicles	1,528,690
119,680,890
Less: Accumulated depreciation	31,942,406
Net carrying amount	$87,738,484

As of March 31, 2022 and December 31, 2021 amounts due from customers A, B and C are $4,616,063, $3,447,374 and Depreciation expenses were $1,249,555 and $557,306 for the three months ended March 31, 2022 and 2021, respectively.

Note (13) Construction in progress (CIP):

March,31, 2022
Construction in progress
- Office, warehouse and organic fertilizer plant in HSA	$-
- Oven room, road for production of dried flowers	-
- Organic fertilizer and bread grass production plant and office building	-
- Rangeland for beef cattle and office building	-
- Fish pond and breeding factory	-
$-

Note (14): Land Use Rights, net of accumulated amortization:

Item	Owner	Location	Acres	Date Acquired	Tenure	Expiry dates	Cost $	Monthly amortization $	2022.03.31 Balance $	Nature of ownership	Nature of project
Hunan lot 1	HS.A	Ouchi Village, Fenghuo Town, Linli County	31.92	2011-4-5	43	2054-4-4	242,703	470	180,616	Lease	Fertilizer production
Hunan lot 2	HS.A	Ouchi Village, Fenghuo Town, Linli County	247.05	2011-7-1	60	2071-6-30	36,666,141	50,925	30,096,791	Management Right	Pasture growing
Hunan lot 3	HS.A	Ouchi Village, Fenghuo Town, Linli County	8.24	2011-5-24	40	2051-5-23	378,489	789	275,193	Land Use Rights	Fertilizer production
Hunan lot 4	HS.A	Ouchi Village, Fenghuo Town, Linli County	24.71	2018-6-1	50	2068-5-31	3,021,148	5,035	2,789,527	Lease	Pasture growing
Guangdong lot 1	JHST	Yane Village, Liangxi Town, Enping City	8.23	2007-8-10	60	2067-8-9	1,064,501	1,478	804,290	Management Right	HU Plantation
Guangdong lot 2	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	27.78	2007-3-14	60	2067-3-13	1,037,273	1,441	776,514	Management Right	HU Plantation
Guangdong lot 3	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	60.72	2007-3-14	60	2067-3-13	2,267,363	3,149	1,697,373	Management Right	HU Plantation
Guangdong lot 4	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	54.68	2007-9-12	60	2067-9-11	2,041,949	2,836	1,545,642	Management Right	HU Plantation
Guangdong lot 5	JHST	Jishilu Village of Dawan Village,Juntang Town, Enping City	28.82	2007-9-12	60	2067-9-11	960,416	1,334	726,982	Management Right	HU Plantation
Guangdong lot 6	JHST	Liankai Village of Niujiang Town, Enping City	31.84	2008-1-1	60	2068-12-31	821,445	1,141	626,351	Management Right	Fish Farm
Guangdong lot 7	JHST	Nandu Village of Yane Village, Liangxi Town, Enping City	41.18	2011-1-1	26	2037-12-31	5,716,764	18,323	3,243,164	Management Right	HU Plantation
Guangdong lot 8	JHST	Shangchong Village of Yane Village, Liangxi Town, Enping City	11.28	2011-1-1	26	2037-12-31	1,566,393	5,020	888,627	Management Right	HU Plantation
Guangdong lot 9	MEIJI	Xiaoban Village of Yane Village, Liangxi Town, Enping City	41.18	2011-4-1	20	2031-3-31	5,082,136	21,176	2,286,961	Management Right	Cattle Farm
Qinghai lot 1	SJAP	No. 498, Bei Da Road, Chengguan Town of Huangyuan County,Xining City, Qinghai Province	21.09	2011-11-1	40	2051-10-30	527,234	1,098	389,934	Land Use Right & Building ownership	Cattle farm, fertilizer and livestock feed production
Guangdong lot 10	JHST	Niu Jiang Town, Liangxi Town, Enping City	6.27	2013-3-4	10	2023-3-3	489,904	4,083	44,908	Management Right	Processing factory
Guangdong lot 11	CA	Da San Dui Wei ,You Nan Village, Conghua District of Guangzhou City	33.28	2014-10-28	30	2044-10-27	4,453,665	12,371	3,340,249	Management Right	Agriculture
	JHST	Land improvement cost incurred		2013-12-1			3,914,275	6,155	3,298,823	Management Right	HU Plantation
Exchange difference						320,439		(1,490,011)
			678				70,572,240	136,824	51,521,934

Note 15 Investment in unconsolidated equity investees

March 31, 2022
Investments at cost
- TRW	131,251,600
- SJAP	21,398,361
Cattle farm 2	-
Amount due from a consolidated equity investee	(9,405,947)
145,244,914

Note (16) Other Receivables

March,31, 2022
Advanced to employees
Advanced to suppliers	2,028,907
Advanced to customers
Advanced to developers	-
Advanced to SJAP	76,404,954
Others	4,962,102
$83,395,963

Note (17) Current Liabilities:

	March 31, 2022	Note
Current liabilities
Accounts payable and accrued expenses	373,732
Billings in excess of costs and estimated earnings on uncompleted contracts
Due to a director	2,257,927
Other payables	11,626,649	16A
Borrowings - Short term bank loans
	14,258,308

Note (18): Analysis of other payables (current liabilities):

As of March 31, 2022, we have other payables totaling $10,482,027, comprised of the following shown in Table 13.a. below:

Table 13.a. below shows summarized details of the Other Payables:

Other payables as at	31.03.2022		Note
	Principal	Outstanding
Convertible Note 1	33,000,000	-	Transferred to Suspend accont 31.12.2021
Convertible Note 2	4,000,000	-	Fully paid on January 20, 2021
Loan 1	6,000,000	9,000,000	Intending to be fully paid within year 2022.
Loan 2
Friendly party 1	900,000	900,000
			Intending to be fully paid on or before June 30th, 2022
Friendly party 2	582,027	582,027

Total Other Payables as at		10,482,027

Note to Convertible Note 1 (CP 1):

History of CP1

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

Subsequently, Note 1 matured on February 28, 2020, the Company intends to offer the settlement of the note to the accredited investors based on the following understanding, terms and conditions:

(i).	The earlier understanding of the restructured indebtedness is to be carried as follows: (a) SIAF issues 5,196,333 shares of its common stock and transfer 400,000 shares of TRW to the note holder; and (b) SIAF is to pay the revised promissory note in the principal amount of $15,589,000 to the note holder.

(ii).	It is the Company’s intension for the said 5,196,333 shares of its common stocks to be converted into the G Series Preferred Stocks at conversion ratio of the offer of the Initial Public Offer stated in the registration statement (i.e. S1 and S4 registration statement) filed with SEC on or before June 30, 2021. However it was due primarily to the effects of the Covid-19 delayed the completion of the said filing of the said registration statements until such time a comprehensive re-statement of financials of (2019 to present date ) of the Company will be filed targeting on or before May 15, 2022. The repayment of Note 1 is subjecting to the below stated item (iii) being satisfied and resolved.

(iii).	There were 500,050 Common Shares of the Company loaned to the said accredited investor on (Date: July 22, 2014) valued at US$18.10 / share as security for the accredited investors to secure their investors to invest on the Bond prior to the completion of a registration statement filed with SEC on June 2014 to allow the official issuing of additional common stocks to ECAB’s BOND investors, and that ECAB would return back the loaned stocks back to the Company upon the time the said accredited investor invested the balance of the Note 1 proceed of (US$ 13,362,550) needed to complete the disbursement of the total loan proceed of US$25,000,000 on or before (Date: February 28th 2015). However the said investor sold the said loaned 500,050 common stocks of the Company in between the period (Date: February to March 2015) and invested part or the full sum from the sales proceeds of said 500,050 common stock of the Company (of US$10,500,000) back to the Company as part of the Note 1’s disbursement to the Company making total disbursement sum of US$22,137,450.00 being advanced to the Company on or before 30th June 2015, and in turn, the investor did not return the said 500,050 common stocks of the Company to the Company and didn’t help the Company to complete the said registration statement by not giving the Company the Debenture Agreement needed to complete said registration statement with the SEC.

In order that the principal amount of $15,589,000 of the cash settlement sum mentioned above may be settled amicably between the accredited investor and the Company, the sales proceeds (of US$13,362,550.00) from the sales of the 500,050 shares loaned in good faith to ECAB must be taken into consideration and be resolved satisfactorily to the Company this CP 1 can be fully settled.

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

The Company filed USA tax returns for all previous year inclusive year 2016 to 2021.

As of March 31, 2022, the Company reviewed its tax position with the assistance of US tax professionals and believed that there would be no taxes and no penalties assessed by the IRS in the United States of America.

No EIT has been provided in the financial statements of SIAF, CA, JHST, JHMC, JFD, HSA, QZH and SJAP since they are exempt from EIT for the twelve months ended March 31, 2022 and 2021 as they are within the agriculture, dairy and fishery sectors.

CA, CS and CH are international business companies incorporated in Belize, and are exempt from corporate tax in Belize.

No Hong Kong profits tax has been provided in the consolidated financial statements, since TRW did not earn any assessable profits arising in Hong Kong for the 3 months ended March 31, 2022.

No Macau corporate income tax has been provided in the consolidated financial statements, since APWAM and MEIJI did not earn any assessable profits in Macau for the 3 months ended March 31, 2022 and 2021.

No deferred tax assets and liabilities are payable as of March 31, 2021 and March 31, 2020 since there was no difference between the financial statements carrying amounts, and the tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse.

Off Balance Sheet Arrangements:

None.

Liquidity and Capital Resources

As of March 31 2022, unrestricted cash and cash equivalents amounted to $191,448 (see notes to the consolidated financial statements), and our net working capital was $90,601,633.

Cash provided by operating activities amounted to $1,959,884 for the three months ended March 31, 2022. This compared with cash provided by operating activities totaled $(396,380) for the three months ended March 31, 2021. The increase in cash provided by operations is mainly due to the increase in other payables from $(5,478,353) for the three months ended March 31, 2021 to $2,395,036 for the three months ended March 31, 2022.

Cash used in investing activities totaled $0 for the three months ended March 31, 2022. This compares with cash used in investing activities totaling $0 for the three months ended March 31, 2021.

Cash provided by financing activities totaled $0 for the three months ended March 31, 2022 compared with cash used in financing activities totaling $0 for the three months ended March 31, 2021.

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

SHIPPING AND HANDLING

Shipping and handling costs related to cost of goods sold are included in general and administrative expenses, which totaled $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

ADVERTISING

Advertising costs are included in general and administrative expenses, which totaled $0 and $0 or the three months ended March 31, 2022 and 2021, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are included in general and administrative expenses, which totaled $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

For the three months ended March 31, 2021 and 2021, basic (loss)/earnings per share attributable to Sino Agro Food, Inc. and subsidiaries common stockholders amounted to $(0.05) and $(0.14) respectively. For the three months ended March 31, 2022 and 2021, diluted (loss)/earnings per share attributable to Sino Agro Food, Inc. and its subsidiaries’ common stockholders amounted to $(0.05) and $(0.14) respectively.

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

For the three months ended March 31, 2022 and 2021; Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity as of March 31 2022 and December 31, 2021 were translated at RMB6.35 to $1.00 and RMB6.38 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2022 and 2021 were RMB6.35 to $1.00 and RMB6.45 to $1.00, respectively.

For the three months ended March 31, 2021and 2020; Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of income and comprehensive income as incurred. The balance sheet amounts with the exception of equity s of March 31 2021 and December 31, 2020 were translated at RMB6.57 to $1.00 and RMB6.54 to $1.00, respectively. The average translation rates applied to the consolidated statements of income and comprehensive income and of cash flows for the three months ended March 31, 2021 and 2020 were RMB6.45 to $1.00 and RMB6.98 to $1.00, respectively.

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

In October 2005, the SAFE promulgated the Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Round trip Investment through Offshore Special Purpose Vehicles (“Circular 75”). Under Circular 75, which was issued by SAFE effective November 1, 2005, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to the registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company. Moreover, Circular 75 applies retroactively. As a result, PRC residents who, prior to November 1, 2005, had established or acquired control of offshore companies that had made onshore investments in the PRC prior to were required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006.

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

In addition to the above, after the EIT Law and its Implementing Rules were promulgated, the SAT released several regulations to stipulate more details for carrying out the EIT Law and its Implementing Rules. These regulations include:

●	Notice of the State Administration of Taxation on the Issues Concerning the Administration of Enterprise Income Tax Deduction and Exemption (2008);

●	Notice of the State Administration of Taxation on Strengthening the Withholding of Enterprise Income Tax on Non-resident Enterprises’ Interest Income Sourcing from China (2008);

●	Notice of the State Administration of Taxation on Several Issues Concerning the Recognition of Incomes Subject to the Enterprise Income Tax (2008);

●	Opinion of the State Administration of Taxation on Strengthening the Administration of Enterprise Income Tax (2008);

●	Notice of the Ministry of Finance and State Administration of Taxation on Several Preferential Policies in Respect of Enterprise Income Tax (2008);

●	Interim Measures for the Administration of Collection of Enterprise Income Tax on the Basis of Consolidation of Trans-regional Business Operations (2008);

●	Several Issues Concerning the Enterprise Income Tax Treatment on Enterprise Reorganization (2009);

●	Circular of the State Council on Printing and Distributing Policies for Further Encouraging the Development of the Software Industry and the Integrated Circuit Industry (2011); and

●	Circular on Income Tax Policies for Further Encouraging the Development of Software Industry and Integrated Circuit Industry (2012).

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

Remediation Efforts to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting described above, that Company has initiated implementing new control procedures regarding our accounting for reporting discontinued operations and disclosures of disposal of asset components, specifically regarding ‘timely disclosure’ on matters related to Discontinued Operations. The changes to the control environment include, but are not limited to, the following:

●	For future disposition of assets and / or discontinued operations, the Company has retained ECOVIS Financial Accounting specialists to augment internal resources utilized for due diligence and analysis of the technical accounting aspects of the transaction. Such resources will be retained by management at the direction of the audit committee.

●	For future disposition of assets and / or discontinued operations, the Company will prepare an accounting memorandum for each disposal to address the guidance outlined in ASC 205-20 ‘Presentation of Financial Statements — Discontinued Operations’ as necessary, as well as further educate itself regarding matters of disposition / discontinued operations through related accounting literature, that will be reviewed by the Chief Financial Officer and presented to the audit committee.

●	We recently appointed two new directors, both of whom will serve on the Audit Committee. We expect appointing these individuals will augment our ability to ameliorate any weaknesses in our internal control over financial reporting.

●	Presently, Solomon Lee serves as both our Chief Executive Officer and our interim Chief Financial Officer due to the unfortunate passing of Daniel Ritchey, our former Chief Financial Officer, as reported in a Current Report on Form 8-K filed with the Commission on December 4, 2018. We are conducting a search for a suitable replacement for Mr. Ritchey but have not yet identified a candidate. We expect that appointing a new chief financial officer will augment our ability to ameliorate any weaknesses in our internal control over financial reporting.

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

OTHER INFORMATION

None.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Lee Yip Kun Solomon	78	CEO, Interim CFO and Chairman of the Board
Tan PoayTeik	62	Chief Marketing Officer and Director
Chen BorHann	56	Secretary and Director
ColanukuduruRavindran	64	Independent Director
Muson Cheung	49	Independent Director
Lau Fuk Kwan	58	Independent Director

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

Lau Fuk Kwan. Mr. LAU Fuk Kwan, aged 58, has been engaging as the chief finance and accounting manager of the Tri-Way Industries Limited since 2019. He was also director of Weiwang Yunchuang (Shenzhen) Networking Technology Co., Limited. He had solid experience in finance, auditing, internal control and taxation from auditing firms in Hong Kong over twenty years

Mr. Lau obtained his Bachelor of Science degree in Applied Computing from Hong Kong Metropolitan University. He was also associate member of Hong Kong Institute of Certified Public Accountants.

Family Relationships

There are no family relationships among our officers or directors.

Directors’ Involvement in Certain Legal Proceedings

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

Board Committees:

Audit Committee

Our Audit Committee currently consists of Mr.Ravindran, Mr. Muson Cheung and Mr. LAU Fuk Kwan

The Board has determined that:

●	all members of the Audit Committee (i) are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc., (ii) meet the criteria for independence as set forth in the Exchange Act, (iii) have not participated in the preparation of our financial statements at any time during the past three years and (iv) are financially literate and have accounting and finance experience.

Compensation Committee

Our Compensation Committee currently consists of Mr.Muson Cheung. The Board has determined that:

●	all members of the Compensation Committee qualify as “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc.;

●	all members of the Compensation Committee qualify as “non-employee directors” under Exchange Act Rule 16b-3; and

●	all members of the Compensation Committee qualify as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Code of Conduct

The Board has established a corporate Code of Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

●	compliance with applicable governmental laws, rules and regulations;

●	prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the code; and

●	accountability for adherence to the Code of Conduct.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by and yet to be paid not been paid to our Principal Executive Officers and independent directors:

Name	Principal position	Year	Salaries / year in $	Bonus(s)	Option / Awards	Non-equity incentive plan compensation	All other compensation (s)	Total (un-paid) $

Solomon Lee	Chief Executive Officer	2019 to 2021	336,000	0	0	0	0	1,092,000

Tan Paoy Teik	Chief Marketing Officer	2019 to 2021	174,000	0	0	0	0	565,500

Chen Bor Hann	Secretary	2019 to 2021	60,000	0	0	0	0	195,000

Muson Cheung	Independent director	2019 to 2021	60,000	0	0	0	0	195,000

Colanukuduru Ravindran.	Independent director	2019 to 2021	60,000	0	0	0	0	195,000

Lau Fuk Kwan	Independent director	2022 to 2023	120,000	0	0	0	0	10,000

Summary Equity Awards or payments for remuneration

There has been no equity incentive award made to any of our executive officers as of three months ended March 31,2022.

Employment Agreements

Lee Yip Kun Solomon. On December 29, 2021, we renewed the three-year employment agreement effective and continuing as of January 1, 2022 with Lee Yip Kun Solomon, our Chief Executive Officer and President (the “Lee Agreement”). Pursuant to the Lee Agreement, Mr. Lee is entitled to an annual base salary of $336,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (X) = $336,000 / $ / share($Y) at time of settlement). Such shares have not been issued to Mr. Lee. Mr. Lee shall also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Lee Agreement provides for Mr. Lee to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Lee Agreement also includes confidentiality obligations to which Mr. Lee must adhere.

Tan PaoyTeik. On December 29, 2021, we renewed the three-year employment agreement effective and continuing as of January 1, 2022 with Tan PaoyTeik, our Chief Marketing Officer (the “Tan Agreement”).

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

Chen BorHann. On December 29, 2021, we renewed the three-year employment agreement effective and continuing as of January 1, 2022 with Chen BorHann, our Secretary (the “Hann Agreement”). Pursuant to the Hann Agreement, Mr. Hann is entitled to an annual base salary of $60,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (W) = $60,000 / $ / share($Y) at time of settlement). Such shares have not been issued to Mr. Hann. Mr. Hann shal1 also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Hann Agreement provides for Mr. Hann to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Hann Agreement also includes confidentiality obligations to which Mr. Hann must adhere.

Muson Cheung’s independent directorship was renewed on December 2021 to December 31, 2022 for a further one year.

Colanukuduru Ravindran’s independent directorship was renewed on December 2021 to December 31, 2022 for a further one year.

Lau Fuk Kwan was appointed as independent director of the Company on March 1st 2022. Pursuant to the Lau Fuk Kwan Agreement, Mr. Lau is entitled to an annual base salary of $120,000 and to receive a certain number of our common stock per year calculated in accordance with a formula of (Number of shares (W) = $120,000 / $ / share($Y) at time of settlement). Such shares have not been issued to Mr. Lau. Mr. Lau shal1 also be eligible for discretionary performance bonus payments; no such bonus has been paid. The Lau Agreement provides for Mr. Lau to be eligible to participate in any incentive compensation established by the Company; no such plan has been established. The Lau Agreement also includes confidentiality obligations to which Mr. Lau must adhere and Mr. Lau agrees to be nominated and represent the Company as director in the Board of directors of and as an executive officer of Tri-way Industries Limited (Hong Kong) (TWL) and A Power Agro Agriculture Development Limited (Macau) (APWAM) to look after the affairs of the Company for the best interest of the Company and its shareholders..

General

At no time during the last fiscal year with respect to any person listed in the table above was there:

●

any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
●	any option or equity grant;
●	any non-equity incentive plan award made to a named executive officer
●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
●	any payment for any item that should be included as All Other Compensation in a Summary Compensation Table.

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors. Directors did not receive any compensation except for that received as executive officers as set forth above.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 60,352,942 issued and outstanding shares of common stock as of December 31, 2021 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or Company known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Name and address	Shares of Common Stock	Percent of Common Stock	Shares of Series A Preferred Stock	Percent of Series A Preferred Stock	Percent of Capital Stock (1)
Directors and Officers (2):
Lee Yip Kun Solomon	2,459,697	4.93%	75	75%	60.99%
Tan PoayTeik	220,000	*	20	20%	16.09%
Chen BorHann	82,787	*	5	5%	4.03%
Anthony Soh	14,887	*	- - -	0	*
ColanukuduruRavindran	- - -	*

All Officers and Directors as a Company (5 persons)	2,777,371	5.57%	100	100%	81.11%

5% or Greater Beneficial Owners

Iliad Research & Trading, LP (3)	4,736,292	7.85%	- - -	0	1.76%
Garrett R. D’Alessandro	2,821,458	5.66%	- - -	0	1.13%

*	Less than one percent

(1)	Includes the voting power of the 100 shares of Series A Preferred Stock issued and outstanding, which in the aggregate carry the voting power of eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of our company or action by written consent of our shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80%, which is allocated to the outstanding shares of Series A Preferred Stock.

(2)	The address for each of the officers and directors is c/o Sino Agro Food, Inc., Room 3520, Block A, China Shine Plaza, No. 9 Lin He Xi Road, Tianhe District, Guangzhou City, P.R.C.

(3)	We believe, based on a Schedule 13G filed with the SEC on January 4, 2019, that the reporting person Iliad Management, LLC is the General Partner of reporting person Iliad. Iliad has rights, under a convertible promissory note, to own an aggregate number of shares of our common stock which, except for a contractual cap on the amount of outstanding shares that Iliad may own, would exceed such a cap. Iliad’s current ownership in % of common stocks is 7.83% after the equivalent of US$236,815.00 in cash and / or shares for repayments during year 2022. Thus, the number of shares of our common stock beneficially owned by Iliad as of 31st March 2022 was 4,736,292 shares, which is 7.85% of the 60,356,776 shares outstanding on March 31, 2022.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 31, 202, the Company was indebted to Mr. Lee in the amount of $2,257,927, and on March 31, 2021 is indebted to Mr. Lee in the amount of $1,919,392. These amounts are unsecured, interest free and have no fixed term of repayment.

PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Principal Audit Fees

The aggregate fees have not been billed for each of the last two fiscal years for professional services rendered by any principal accountants for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; however provisions are being reserved as follows:

NO AUDITOR (DUE TO COVID-19)	2021 (Provision)	$180,000
NO AUDITOR (DUE TO COVID-19)	2020 (Provision)	$180,000

(2) Audit-Related Fees

The provisional aggregate fees for billing in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements are being estimated as follows::

NO AUDITOR (DUE TO COVID-19)	2021 (Provision)	$24,000
NO AUDITOR (DUE TO COVID-19)	2020 (Provision)	$24,000

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements

See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement and Share Exchange - Volcanic Gold and Capital Award. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.1 thereto.

2.2	Acquisition Agreement - Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.2 thereto.

2.3	Acquisition Agreement - Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.3 thereto.

2.4	Acquisition Agreement - Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.4 thereto.

2.5	Disposition Agreement - Tri-way selling equity interest in TianQuan Science. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.5 thereto.

2.6	Acquisition Agreement - A Power Agro Agriculture Development (Macau) Limited acquired the Pretty Mountains’ 45% equity interest in Sanjiang A Power. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 2.6 thereto.

3.1	Articles of Incorporation of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.1 thereto.

3.2	Amendment to Articles of Incorporation - Name Change: Volcanic Gold, Inc. to A Power Agro Agriculture Development, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.2 thereto.

3.3	Certificate of Correction. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.3 thereto.

3.4	Amendment to Articles of Incorporation - Name Change: A Power Agro Agriculture Development, Inc. to Sino Agro Food, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.4 thereto.

3.5	Bylaws of Volcanic Gold, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.5 thereto.

3.6	Organizational Documents: Capital Award, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.6 thereto.

3.7	Organizational Documents: Hang Yu Tai Investment Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.7 thereto.

3.8	Organizational Documents: ZhongXingNongMu Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.8 thereto.

3.9	Organizational Documents: Macau Eiji Company Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.9 thereto.

3.10	Organizational Documents: Jiang Men City Heng Sheng Tai Agriculture Development Co. Ltd. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.10 thereto.

3.11	Organizational Documents: Tri-way Industries Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.11 thereto.

3.12	Organizational Documents: A Power Agro Agriculture Development (Macau) Limited. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 3.12 thereto.

3.13	Bylaws. Incorporated herein by reference to the Current Report on Form 8-K filed on November 28, 2012 as Exhibit 3.1 thereto.

3.14	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on January 30, 2013 as Exhibit 3.1 thereto.

3.15	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 1, 2013 as Exhibit 3.1 thereto.

3.16	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

3.17	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on November 10, 2014 as Exhibit 3.1 thereto.

3.18	Certificate of Amendment to Articles of Incorporation. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.1 thereto.

4.1	Form of common stock Certificate of Sino Agro Foods, Inc. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.1 thereto.

4.2	Form of Certificate of Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.2 thereto.

4.3	Form of Certificate of Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on November 19, 2010 as Exhibit 4.3 thereto.

4.4	Certificate of Rights and Preferences - Series A Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.4 thereto.

4.5	Certificate of Rights and Preferences - Series B Preferred. Incorporated herein by reference to the Registration Statement on Form 10 filed on April 25, 2011 as Exhibit 4.5 thereto.

4.6	Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2012 as Exhibit 3.1 thereto.

4.7	Amended and Restated Certificate of Designation of the Series F Non-Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on June 12, 2014 as Exhibit 3.1 thereto.

4.8	Promissory Note dated August 29, 2014. Incorporated herein by reference to the Current Report on Form 8-K filed on September 5, 2014 as Exhibit 4.1 thereto.

4.9	Certificate of Amendment to Certificate of Designation of the Series B Convertible Preferred Stock. Incorporated herein by reference to the Current Report on Form 8-K filed on December 17, 2014 as Exhibit 3.2 thereto.

14	Code of Ethics. Incorporated herein by reference to the Registration Statement on Form S-1 filed on March 28, 2013 as Exhibit 14 thereto.

21	List of subsidiaries. Incorporated herein by reference to the Registration Statement on Form S-1 filed on September 23, 2013 as Exhibit 21 thereto.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 .INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Link base Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document*

101.LAB	Inline XBRL Taxonomy Label Link base Document*

101.PRE	Inline XBRL Taxonomy Presentation Link base Document*

*	Filed herewith
**	Furnished herewith

FORM 10–Q SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO AGRO FOOD, INC.

May 16, 2022	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 16, 2022	By:	/s/ LEE YIP KUN SOLOMON
Lee Yip Kun Solomon
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

May 16, 2022	By:	/s/ TAN POAY TEIK
Tan Poay Teik
Chief Officer, Marketing

May 16, 2022	By:	/s/ CHEN BOR HANN
Chen Bor Hann
Corporate Secretary

May 16, 2022	By:	/s/ MUSON CHEUNG
Muson Cheung
Director

May 16, 2022	By:	/s/ COLANUKUDURU RAVINDRAN
Colanukuduru Ravindran
Director

May 16, 2022	By:	/s/ LAU FUK KWAN
LAU FUK KWAN